Form 10-K
period 1996-12-31
DELTIC TIMBER CORP
filed 1997-03-31
CIK 1022469

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

  (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1996

                                       OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number 1-12147

                           DELTIC TIMBER CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                              71-0795870
      (State or other jurisdiction       (I.R.S. Employer Identification Number)
     of incorporation or organization)


      200 Peach Street, P. O. Box 7200, El Dorado, Arkansas      71731-7200
           (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (501) 881-6634

  Securities registered pursuant to Section 12(b) of the Act:


         Title of each class        Name of each exchange on which registered


     Common Stock, $.01 Par Value               New York Stock Exchange, Inc.

     Series A Participating Cumulative          New York Stock Exchange, Inc.
     Preferred Stock Purchase Rights

  Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X    No ____.
                            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on February 28, 1997, was $188,982,387. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% benficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 28, 1997, was 12,798,323.

                      Documents incorporated by reference:

The Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders on May 21, 1997, and Amendment No. 2 to Form 10/A, as filed with
the Securities and Exchange Commission on November 27, 1996.          (Part III)
================================================================================

                   TABLE OF CONTENTS - 1996 FORM 10-K REPORT


                                                               Page
                                                              Numbers
                                                              -------
                                    PART I

Item   1.    Business                                             3

Item   2.    Properties                                           12

Item   3.    Legal Proceedings                                    13

Item   4.    Submission of Matters to a Vote of Security Holders  13

                                    PART II

Item   5.    Market for Registrant's Common Equity and Related
             Stockholder Matters                                  14

Item   6.    Selected Financial Data                              14

Item   7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  15

Item   8.    Financial Statements and Supplementary Data          22

Item   9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                  39

                                   PART III

Item  10.    Directors and Executive Officers of the Registrant   40

Item  11.    Executive Compensation                               40

Item  12.    Security Ownership of Certain Beneficial Owners
             and Management                                       40

Item  13.    Certain Relationships and Related Transactions       40

                             PART IV

Item  14.    Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                  41

Signatures                                                        43


                                     PART I



ITEM 1.  BUSINESS

     Introduction. Deltic Timber Corporation ("Deltic" or the "Company") is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacturing and marketing of lumber. The Company owns approximately 343,000 acres of timberland (the "timberlands") in Arkansas and northern Louisiana, much of which was acquired in the 1920s. The Company's sawmill operations commenced in 1971, and now consist of two mills; one located at Ola, in central Arkansas, and another at Waldo, in southern Arkansas.

     In addition to its timber and lumber operations, Deltic is engaged in a real estate development project in Little Rock, Arkansas, and owns approximately 36,000 acres of farmland. The Company also holds a 50-percent interest in a joint venture to manufacture and market medium density fiberboard ("MDF"), which is expected to be operational during the first half of 1998.

     Deltic believes that its primary strengths are its strategically located timberlands, its efficient sawmill operations, its experienced management team, and its capacity to pursue a timber-based acquisition strategy.

     The timberlands consist primarily of Southern Yellow Pine. Management considers the timberlands to be Deltic's most valuable asset, and the harvest of this stumpage to be the Company's most significant source of income. Estimated pine sawtimber inventory as of December 31, 1996 was 771 million board feet.
The southern United States, in which all of the Company's operations are located, is a major timber and lumber producing region. Although there can be no assurance, management expects that the southern U.S. timber resource will be subject to particularly strong demand in the future and believes that the South will have a strategic advantage over other U.S. timber producing regions due to regulatory, geographic, and other factors. Unlike other major timber-producing areas in North America, most timber acreage in the southern United States is privately held, rendering it potentially available for acquisition. Deltic's current growth strategy emphasizes a significant timberlands acquisition program in such region, which will facilitate an increase in harvest levels.

     The Company harvests timber from the timberlands in accordance with its harvest plans and either sells timber in the domestic market or converts timber to lumber in its sawmills. In 1996, Deltic harvested approximately 39 million board feet of pine sawtimber from its timberlands. The Company's two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production. In addition, each sawmill is strategically located near significant portions of the timberlands. In 1996, Deltic's sawmills processed approximately 95 million board feet of logs, some of which came from the timberlands and the remainder obtained from public and private landowners. The Company selects logs for processing in its sawmills based on size, grade, and the then prevailing market price. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. Approximately $17 million has been invested in upgrades of the two sawmills over the past five years, expanding both production capacity and product lines. Combined annual capacity is currently 165 million board feet. The Company's sawmills produce a wide variety of products, including dimension lumber, boards, timbers, and decking. The lumber is sold primarily to wholesalers and treaters in the South and Midwest and is used in residential construction, roof trusses, laminated beams, and remanufactured items.

     The Company's real estate operations ("Chenal Valley") were started in 1985 to take advantage of timberland strategically located in the growth corridor of Little Rock, Arkansas. Since that time, the

Company has been developing a 4,300-acre planned community, centered around a Robert Trent Jones, Jr. designed golf course at Chenal Valley Country Club. The property is being developed in phases, and real estate sales to date have consisted primarily of residential lots. Commercial development began in 1996, with the construction of a Deltic-owned, 50,000 square-foot office building, half of which has been leased to General Motors Acceptance Corporation.

     The Company owns 36,000 acres of farmland in northeastern Louisiana. Approximately 23,000 acres of the total are farmed by Deltic, while the remaining 13,000 acres are rented to third parties. The primary crops are soybeans, corn, cotton, and wheat.

     Deltic owns a 50-percent interest in Del-Tin Fiber, L.L.C. ("Del-Tin Fiber"), a joint venture with Temple-Inland Forest Products Corporation, to manufacture and market medium density fiberboard. The plant will be located near El Dorado, Arkansas. Construction commenced in mid-1996, with initial production scheduled for the first half of 1998. MDF, which is used in the furniture, flooring, and moulding industries, is manufactured from sawmill residuals, such as chips, shavings, and sawdust, held together by an adhesive bond. The plant is designed to have an annual production capacity of approximately 150 million square feet ( 3/4" basis), making it one of the largest of its type in the world. The plant is also expected to add value to and provide an additional outlet for wood chip production from the Waldo Mill.

FOREST PRODUCTS

     The demand for, and prices of, logs and manufactured wood products depend upon international and domestic market forces, the value of the U.S. dollar in foreign exchange markets, competition, and other factors. In particular, the demand for logs and various commodity wood products, including dimension lumber and boards, is affected by the level of residential construction activity. Residential construction activity is subject to cyclical fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions, and other economic and demographic factors. Reductions in levels of residential construction activity are generally followed by declining lumber prices which are ordinarily followed by declining log prices within two or three months.

     The worldwide timber supply/demand balance has tightened in recent years and such trend has continued through 1996. This has primarily been the result of a number of factors that have negatively impacted supply. The major factors impacting supply include a significant reduction in the timber harvest from government-owned lands in the western United States and British Columbia due to environmental concerns, reduced exports from Southeast Asia, and a continued decline in harvest levels in Russia.

     The southern United States, in which all of the Company's operations are located, is a major timber and lumber producing region. There are an estimated 209 million acres of timberland in the region, of which approximately 91 million represent softwood, predominately Southern Yellow Pine. Unlike other major timber-producing areas in North America, most of this acreage is privately held. The estimated breakdown of ownership of softwood timberland in the southern United States is 89 percent private, seven percent national forest, and four percent other public. Although there can be no assurance, management anticipates that the southern U.S. timber resource will be subject to particularly strong demand in the future and also believes that the South will have a strategic advantage over other U.S. timber-producing regions due to regulatory, geographic, and other factors.

FOREST PRODUCTS - WOODLANDS

     The Company owns approximately 343,000 acres of timberland in Arkansas and northern Louisiana, consisting primarily of Southern Yellow Pine. Management considers the timberlands to be Deltic's most valuable asset and the harvest of this stumpage to be the Company's most significant source of income. The following tables provide a breakdown of the acreage at year-end 1996:


                   Timberland                              Acres
                   ----------                              -----

               Pine plantation (less than 15 years old)     79,594
               Pine forest                                 225,218
               Hardwood forest                              33,740
               Other                                         4,389
                                                           -------
               Total                                       342,941
                                                           =======

     Timber Inventory. The Company's estimated standing timber inventory on this acreage is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of pine inventory is subject to periodic adjustments based on sample cruises or actual volumes harvested from related tracts. The hardwood inventory shown in the following table is only an approximation, so physical quantity of such timber may vary significantly from this approximation. Estimated inventory of standing timber as of December 31, 1996 was as follows:


                                          Estimated
                                            Volume
                   Sawtimber          (Million board ft.)
                   ---------          -------------------

                Pine sawtimber                       771
                Hardwood sawtimber                   101


                                             Estimated
                                               Volume
                   Pulpwood                 (000s Cords)
                   --------                 ------------

                Pine pulpwood                      1,295
                Hardwood pulpwood                    399



     The majority of products manufactured from pine sawtimber, such as dimension lumber, boards, and timbers, are used in residential construction. The hardwood sawtimber is sold to third parties and is primarily used in the production of railroad ties, flooring, and pallets. Pulpwood consists of logs with a diameter of less than nine inches. Both pine and hardwood pulpwood are chipped by the Company or third parties for use in the manufacture of paper. In the future, Deltic expects to sell certain of its residual wood products to Del-Tin Fiber for the production of MDF. See "--Growth Strategy."

     Timber Growth. Timber growth rate is a very important variable for a forest products company, as it ultimately determines how much timber can be harvested. A higher growth rate permits larger annual harvests as replacement timber regenerates. Growth rates vary depending on species, location, age, and forestry practice. The growth rate for Deltic's Southern Yellow Pine is on average, net of mortality, approximately four to five percent of standing inventory per annum.

     The Company's timberlands are well diversified by age distribution. A significant portion of the timberlands contains mature timber that is ready to be harvested in the next several years. The Company considers a 30 to 35 year rotation optimal for most of the timberlands. Timber under 15 years of age is generally considered premerchantable.

     Access. Substantially all of the timberlands are accessible by a system of low-maintenance roads. Deltic generally uses third-party road crews to conduct construction and maintenance of these roads and the Company regularly exchanges access easements and cooperates with the U.S. Forest Service.

     Reforestation. Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically superior seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, including higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. The seedlings are planted in all-aged stands or the site is completely replanted with these superior seedlings in the case of a regeneration harvest. The Company meets or exceeds in all material respects the reforestation recommendations of the Arkansas Forestry Commission's Best Management Practices.

     Harvest Plans. Management views the timberlands as assets with substantial inherent value apart from the sawmills and intends to manage the timberlands on a basis that permits regeneration of the timberlands over time. During the next several years, certain of the timberlands are expected to be harvested at accelerated levels compared to recent years. However, the Company intends to continue to manage the timberlands on a sustainable yield basis and has no plans to harvest timber at levels that exceed growth. Under the current plan, Deltic intends to increase its harvest level to 47 million board feet of pine sawtimber in 1997, an increase of 20 percent over 1996 levels. See "--Growth Strategy."

     The Company's harvest plans are generally designed to project harvest schedules for ten-year periods. In addition, harvest plans are updated at least annually and reviewed on a monthly basis to monitor performance and to make any necessary modifications to the plans in response to changing forestry conditions, market conditions, contractual obligations, regulatory limitations and other relevant conditions.

     Since harvest plans are based on projections of demand, price, availability of timber from other sources, and other factors that may be outside of the Company's control, actual harvesting levels may vary. Management believes that the Company's harvest plans, which are reviewed monthly and revised at least annually, are sufficiently flexible to permit modification in response to fluctuations in the markets for logs and lumber.

     Timber Resource Management. The Company's timber operations involve forest management, harvesting operations, and ongoing reforestation. Forest management decisions are based upon information which includes site indices, classification of soils, the types and number of trees by size and age classification and stocking per acre, as well as information on forest management costs. From this data, Deltic develops its annual harvest plans, which are based upon silvicultural considerations and existing and expected future economic and market conditions, with a view toward maximizing the value of its timber and timberland assets over time.

     Particular forestry practices vary by geographic region and depend upon factors such as soil productivity, weather, terrain, tree size, age and stocking. Forest stands are thinned periodically to improve growth and stand quality until they are harvested. Different areas within a forest may be planted or seeded in successive years to provide a distribution of age classes within the forest. A distribution of age classes will tend to provide a regular source of cash flow, as the various timber stands reach harvestable age.

     The timing of harvest of merchantable timber depends in part on growth cycles and in part on economic conditions. Growth cycles for timber tend to change over time as a result of technological and genetic advances that improve forest management practices. The Company will continue to develop its forest management operations to take advantage of such advances and improve timber yields.

     The Company actively utilizes commercial thinning timber management practices. In the context of long-term value maximization, commercial thinning improves the overall productivity of the timberlands by enhancing the growth of the remaining trees and generates revenues.

     Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by third parties. This program provides harvest planning, silvicultural improvements, and maintenance work for over 85,000 acres.

FOREST PRODUCTS - SAWMILLS

     The Company's two sawmills are located at Ola, in central Arkansas, and at Waldo, in southern Arkansas, near significant portions of the timberlands. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. Approximately $17 million has been invested in the two sawmills over the past five years, expanding both production and product lines. Combined annual capacity is currently 165 million board feet.

     Deltic employs modern technology in its sawmills in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high-quality standards of production. Recent upgrades to the Company's sawmills have expanded and diversified the output of the mills. An expansion of the Waldo Mill, including the conversion of four existing kilns to steam-dry and the addition of two steam-dry kilns, two boilers, and a band mill, was completed in the third quarter of 1995. The expansion provides Deltic the product flexibility needed to extract maximum value from each log processed, and also has enabled the Company to enter the export market in 1996. Replacement of the planer mill at the Waldo Mill is scheduled to be completed in 1997. The Company also intends to install a finger jointing operation and stress-rated lumber capability in 1997 at the Waldo Mill. A sorter system upgrade at the Ola Mill was completed in 1996.

     The Company pursues waste minimization practices at both of its sawmills. Wood chips are usually sold to paper mills, and bark is frequently sold for use as fuel. Bark, sawdust, shavings, and wood chips that cannot be sold are used as "hog fuel" to fire the boilers that heat the drying kilns. In the future, the Company expects to sell a significant portion of its residue wood chips to Del-Tin Fiber pursuant to a fiber supply agreement. The Del-Tin Fiber MDF facility is expected to be operational in the first half of 1998.

     Each mill facility has the capability to ship its lumber by truck or rail.

     While the cyclicality of the lumber market may occasionally require the interruption of operations at one or both of the Company's sawmills, suspension of milling activities is unusual. Management is not currently anticipating any interruption of operations at either of Deltic's sawmills, but no assurance can be given that market conditions or other factors will not render such an action economically advisable in the future.

GROWTH STRATEGY

     The Company's current strategy for growth emphasizes: a significant timberland acquisitions program, which will facilitate an increase in harvest levels, and expansion into engineered wood products.

     Timberland Acquisitions and Increase in Harvest Levels. The Company plans to combine a timberland acquisitions program with greater utilization of even-aged management, the land management technique described below. This combination will enable the Company to increase harvest levels while expanding its timber inventory. In addition, it will allow the Company to maintain or increase its level of self-sufficiency (its ability to fulfill the log requirements for both of the Company's sawmills from its own timberlands) as it is expanding lumber production.

     Timberland acquisitions are necessary for continued growth in harvest levels over the long-term. The Company intends to focus its acquisitions program on timberlands in the southern United States that range from fully-stocked to cutover tracts. Timberland in the southern United States is 89-percent owned by private landowners, rendering it potentially available for acquisition. There can be no assurance that timber properties suitable for acquisition will be identified by the Company, or that once identified, such properties will ultimately be acquired by the Company.

     The Company currently anticipates a gradual conversion, beginning in 1997, of a portion of the timberlands to even-aged management. This land management technique involves the cutting of timber tracts and the replacement of the harvested timber with better, faster growing seedlings. Even-aged management reduces the time required to reach full stocking, accelerates the introduction of genetically superior seedlings, and results in harvest rotations substantially shorter than those required under the presently employed all-aged management technique. While shorter rotations yield sawlogs with a reduced diameter, engineered wood products are increasingly being substituted for long and wide lumber in many applications thereby reducing the premium for large diameter logs. The vast majority of timberlands, however, are and will remain in all-aged forestry management. This strategy of combining acquisitions with even-aged management practices is expected to allow Deltic to increase harvest levels while expanding its standing timber inventory.

     Engineered Wood Products. Engineered wood products ("EWPs") are structural products made from lumber, roundwood, or residue materials produced by wood processing operations. These materials are then bonded together with an adhesive agent to produce products with specific definable mechanical properties. Examples of EWPs include MDF, particleboard, laminated veneer lumber, wood I-joists, laminated beams, plywood, and oriented strandboard. EWPs offer certain advantages over conventional lumber products, including: a competitive price relative to lumber, a more consistent range of performance, and in certain cases, an ability to more effectively implement certain complex construction features.

     The Company's 50-percent interest in Del-Tin Fiber will permit expansion of the Company's business into the EWPs market. Del-Tin Fiber is a joint venture with Temple-Inland Forest Products Corporation to manufacture and market MDF. The plant will be located near El Dorado, Arkansas. The construction cost of the facility is projected to be $90-100 million. Construction commenced in mid-1996, with initial production scheduled for the first half of 1998. The plant is designed to have an annual production capacity of 150 million square feet ( 3/4" basis), making it one of the largest of its type in the world. MDF, which is used in the furniture, flooring, and moulding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust held together by an adhesive bond. Although the technology has existed for decades, recent improvements in the manufacture of MDF have increased both the quality and consistency of the product. MDF, with its "real wood" appearance and ability to be finely milled and accept a variety of finishes, competes primarily against lumber. In addition to providing an entry into the MDF market, the Del-Tin Fiber project is expected to provide an outlet for a significant portion of the Company's wood chips. Pursuant to a fiber supply agreement, the Company has agreed to sell, and Del-Tin Fiber to buy, all residue wood chips from the Waldo Mill. In addition, Del-Tin Fiber has an option to purchase residue wood chips from the Ola Mill and roundwood chips, shavings, and sawdust from the Waldo Mill.

     Deltic's management intends to explore additional opportunities for future expansion into engineered wood products.

RAW MATERIALS

     Logs processed by the Company's two sawmills in 1996 totaled 95 million board feet, and were obtained from the timberlands and also purchased from public and private landowners. In 1996, the Company harvested 18 million board feet of pine sawtimber from the timberlands for use in its two sawmills.

     Various factors, including environmental and endangered species concerns, have limited, and will likely continue to limit, the amount of timber offered for sale by United States government agencies. Because of this reduced availability of federal timber for harvesting, the Company believes that its supply of timber from the timberlands is a significant competitive advantage. Deltic has historically supplied a significant portion of the timber processed in the sawmills from its timberlands.

     In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement its own timber harvests from the timberlands. The Company has an active timber procurement department for each of its sawmills. As of December 31, 1996, the Company had under contract approximately 40 million board feet of timber on land owned by other parties (including the U.S. Forest Service), which is expected to be cut over the next three years. During 1996, the Company harvested third-party stumpage or purchased logs from third parties totaling 72 million board feet. Of this volume, purchases from the U.S. Forest Service during this period represented 14 percent. The balance of such purchases was acquired from private lands.

     As a result of the reduced availability of federal timber, demand for privately owned timber has increased (along with prices), and the Company has increased and foresees further increases in its harvesting and purchasing activities from private timberlands. A number of these private timber sources only occasionally sell their timber commercially, but have been prompted to do so by rising prices. Deltic's sources of private timber are many and diverse. The key factors in a landowner's determination of whether to sell timber to the Company are price, the Company's relationships with logging contractors, and the ability of the Company to demonstrate the quality of its logging practices to adjacent landowners. As a result, a landowner will be more likely to sell timber to a forest products company whose own land has been responsibly managed and harvested. There is a substantial amount of other private timber acreage in proximity to each of Deltic's sawmills.

PRODUCTS AND COMPETITION

     The Company's principal products are timber, lumber products, and residual wood products.

     Timber. Timber harvested from the timberlands is utilized by the Company's sawmills or sold to third parties. The Company's timber sales to third parties accounted for approximately 14 percent, 17 percent, and 12 percent of net sales in 1994, 1995, and 1996, respectively.

     The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood consuming facilities, and ability to meet delivery requirements.

     Lumber Products. The Company's mills produce a wide variety of products, including dimension lumber, boards, timbers, and decking. The lumber is sold primarily to wholesalers and treaters in the South and Midwest and is used in residential construction, roof trusses, laminated beams, and remanufactured items. During 1994, 1995, and 1996, lumber sales as a percentage of net sales were approximately 54 percent, 55 percent, and 55 percent, respectively.

     The forest products market is highly competitive with respect to price and quality of products. In particular, competition in the commodity-grade lumber market in which the Company competes is primarily based on price. Deltic competes with major forest products companies operating in Arkansas (many of which have significantly greater financial resources than the Company) as well as privately-held lumber producers. In addition, Deltic's management expects the Company's products to experience increased competition from engineered wood products and other substitute products. Due to the geographic location of the timberlands, its high-quality timber, its active timber management, its strategically located sawmills, its efficient sawmill operations, and its highly motivated workforce, the Company has been able to compete effectively.

     Chips. The Company's sawmills produce wood chips as by-products of the applicable conversion process. Chips are typically sold to paper mills. During 1996, Deltic's sawmills produced 306,346 tons of wood chips. During 1994, 1995, and 1996, sales of wood chips and other by-products of the Company's sawmills accounted for 10 percent, 11 percent, and 11 percent, respectively, of Deltic's net sales. In the future, the Company expects to sell certain of its residual wood products to Del-Tin Fiber for the production of MDF. See "--Growth Strategy."

REAL ESTATE OPERATIONS

     Deltic's Real Estate operations in Chenal Valley were started in 1985 to take advantage of timberland strategically located in the growth corridor of Little Rock, Arkansas. Since that time the Company has been developing a 4,300-acre planned community centered around a Robert Trent Jones, Jr. designed golf course. The golf course was completed in 1990. The property has been developed in stages, and real estate sales to date have consisted primarily of residential lots.

     In connection with its residential development activities, the Company entered into an agreement with the Chenal Country Club (the "Club"), whereby the Company developed the above-described golf course, a clubhouse, and related facilities (collectively, the "Club Facilities") for use by club members, and the Club agreed to purchase the Club Facilities with payments to be made on specified terms through 1999. The Company has made a proposal to the Club for restructuring the existing agreement. Pursuant to the proposal, the Company would retain ownership of the Club Facilities, and the Club members would make ongoing membership fee payments to the Company. In addition, the Company would agree to undertake substantial remodeling and expansion of the Club Facilities. The proposal was endorsed by the Club's Board of Directors, approved by the Club members in early 1997, and is expected to be effected during 1997.

     Commercial development began in 1996 with the construction of a Deltic-owned office building. The building has two stories and 50,000 square feet of office space, 25,000 square feet of which are leased to General Motors Acceptance Corporation for a term of five years with options to renew for an additional 15 years. Residential development and infrastructure investment are expected to result in additional commercial activity.

     Infrastructure and other improvements to support the development and sale of residential and commercial property are funded directly by the Company and/or through Real Property Improvement Districts. Such properties are developed only when sufficient demand exists and all infrastructure is completed as of such time. Future infrastructure investments are necessary only for the development and sale of additional property.

     The combination of a number of factors has added significant value to the undeveloped portion of the Company's property. Such factors include: the overall success of Chenal Valley as a residential development and its image as one of the premier developments in Arkansas, the continued westward growth of Little Rock, the Company's investment in infrastructure in the area, and the established residential base which is now large enough to support commercial development. Management expects the undeveloped portion of Chenal Valley to provide growth and development opportunities in the future.

     When fully developed, Chenal Valley will include approximately 4,000 residential homesites. To date, approximately 700 homesites have been developed and sold, with about 600 residences constructed. Of its 627 total commercial acres, Chenal will offer acreage for office tracts, multi-family development, and retail locations. The development plan supports the area's growing demand for corporate and service-oriented products.

FARMING

     Deltic owns 36,000 acres of farmland in northeastern Louisiana. Approximately 23,000 acres of the total are farmed by Deltic, while the remaining 13,000 acres are rented to third parties. The primary crops are soybeans, corn, cotton, and wheat.

SEASONALITY

     The Company's Forest Products and Agriculture segments are subject to variances in financial results due to several seasonal factors. The majority of timber sales are generated in the first half of the year due primarily to weather conditions and stronger timber prices. Increased housing starts during the spring usually push lumber prices up and, in turn, can result in higher timber prices. Forestry operations generally incur expenses related to silvicultural treatments which are applied during the fall season to achieve maximum effectiveness. Farming operations generally do not generate significant sales and operating income until crops are harvested and sold in the second half of the year.

DECLINE IN AVAILABILITY OF FEDERAL TIMBER

     Various factors, including environmental and endangered species concerns, have limited, and will likely continue to limit, the amount of timber offered for sale by certain United States government agencies, which historically have been major suppliers of timber to the United States forest products industry. During 1996, the Company acquired approximately 17 percent of its timber supply for its Ola, Arkansas sawmill (the "Ola Mill") from federal sources (the Ouachita and Ozark National Forests). Any future decline in the availability of timber from federally owned lands will require that the Company, in order to supply the Ola Mill, rely more heavily on harvests from the Company's timberlands (including harvests from timberlands acquired in the future to the extent that suitable opportunities arise) and on the acquisition of timber from other sources, such as private timber owners. The Company's Waldo, Arkansas sawmill does not currently process any timber acquired from federal sources.

ENVIRONMENTAL MATTERS

     The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, including laws relating to air and water emissions, the use of pesticides and herbicides on the farm and timberlands, regulation of "wetlands", and the protection of endangered species and is subject to requirements which may be imposed by applicable federal, state, and local environmental agencies. Environmental legislation and regulations and the interpretation and enforcement thereof are expected to become increasingly stringent. The Company has made and will continue to make non-material expenditures to comply with such requirements in the ordinary course of its operations. Liability under certain environmental regulations may be imposed without regard to fault or the legality of the original actions, and may be joint and several with other responsible parties. As a result, in addition to ongoing compliance costs, the Company may be subject to liability for activities undertaken on its properties prior to its ownership or operation and by third parties, including tenants. The Company currently leases the rights to drill for oil and gas on some of its lands to third parties. Pursuant to these leases, the lessee indemnifies the Company from environmental liability relating to the lessee's operations. Based on its present knowledge, including the fact that the Company is not currently aware of any facts that indicate that the Company will be required to incur any material costs relating to environmental matters, and currently applicable laws and regulations, the Company believes that environmental matters are not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     In addition, the federal Endangered Species Act protects species threatened with possible extinction and restricts timber harvesting activities on private and federal lands. Certain of the Company's timberlands are subject to such restrictions due to the presence on the lands of the Red Cockaded Woodpecker, a species protected under the Act. There can be no assurance that the presence of this species or the discovery of other protected species will not subject the Company to future harvesting restrictions. However, based on the Company's knowledge of its timberlands, the Company does not believe that its ability to harvest its timberlands will be materially adversely effected by the protection of endangered species.

EMPLOYEES

     As of December 31, 1996, the Company had 344 employees.


ITEM 2.  PROPERTIES

     The Company's properties consist principally of fee timber and timberlands, purchased stumpage inventory, farmland, land held for residential and commercial development and sale, and two sawmills. As of December 31, 1996, the Company's gross investment in timber and timberlands, gross property, plant and equipment, and investment in real estate held for development and sale consisted of the following:

Timberlands                                 $ 37,401
Fee timber and logging facilities             73,507
Purchased stumpage inventory                   7,235
Real estate held for development and sale     19,558
Land and land improvements                     7,272
Buildings and structures                       6,836
Machinery and equipment                       45,782
                                            --------
                                            $197,591
                                            ========

     "Timberlands" consist of the historical cost of land on which fee timber is grown and related land acquisitions stated at acquisition cost. "Fee timber" consists of the historical cost of company standing timber inventory and related timber acquisitions stated at acquisition cost. "Logging facilities" consist primarily of the costs of roads constructed and other land improvements. "Purchased stumpage inventory" consists of the purchase price paid for unharvested third party timber. "Real estate held for development and sale" consist primarily of the unamortized costs incurred to develop the real estate for sale. "Land and land improvements" consist primarily of the farmland. "Buildings and structures" and "machinery and equipment" consist of the sawmill buildings and equipment, farming structures and equipment, and a commercial building held for lease.

     The Company owns all of the properties discussed above. Other than approximately $3.6 million of timber notes payable for certain investments in timber, the Company's properties are not subject to mortgages or other forms of debt financing. For further information on the location and type of the Company's properties, see the descriptions of the Company's operations in
Item 1.

ITEM 3.   LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In anticipation of the December 31, 1996 distribution of all the Company's Common Stock by Murphy Oil Corporation ("Murphy") to its stockholders, the Company, a wholly-owned subsidiary of Murphy, submitted four matters to a vote of its security holder as follows:

     (1) On December 11, 1996, Murphy took action by written consent in lieu of a stockholder meeting pursuant to Section 228 of the General Corporation Law of the State of Delaware to approve the form of the Company's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws (the "Company Charter Documents").

     (2) On December 11, 1996, Murphy took action by written consent in lieu of a stockholder meeting pursuant to Section 228 of the General Corporation Law of the State of Delaware to elect the individuals listed below, effective December 17, 1996, as directors of the Company, in the respective Class of the Board of Directors specified below, to serve until his successor is elected and qualified or until his earlier death, resignation or removal:

            Class I             Class II               Class III
        ----------------    -----------------  --------------------------
        Alex R. Lieblong    Eric M. Heiner     O. H. Darling, Jr.
        Robert C. Nolan     William L. Rosoff  Rev. Christoph Keller, III
        Ron L. Pearce       John C. Shealy     R. Madison Murphy

     (3) On December 16, 1996, Murphy took action by written consent in lieu of a stockholder meeting pursuant to Section 228 of the General Corporation Law of the State of Delaware to approve the transfer of sponsorship of the Hourly Thrift Plan of Deltic Farm & Timber Co., Inc. from Murphy to the Company.

     (4) On December 16, 1996, Murphy took action by written consent in lieu of a stockholder meeting, pursuant to Section 228 of the General Corporation Law of the State of Delaware, to approve the Deltic Timber Corporation 1996 Stock Incentive Plan (the "1996 SIP") and the reservation for issuance under the 1996 SIP of common stock of the Company.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Executive Officers, set forth at Item 10 in Part III hereof, is incorporated in Part I of this Report by reference.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS.

     Common Stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol DEL. The first day that Deltic's Common Stock was traded on the New York Stock Exchange was January 2, 1997. Deltic paid a cash dividend of $0.0625 per share on its Common Stock for the first quarter of 1997 on March 15, 1997 to stockholders of record as of March 1, 1997. On March 20, 1997, Deltic's Board of Directors declared a cash dividend of $0.0625 per share on the Common Stock of Deltic for the second quarter of 1997, payable June 15, 1997 to stockholders of record as of June 1, 1997. As of March 24, 1997, there were 4,200 holders of record of the Common Stock of Deltic.


ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents certain selected consolidated financial data for each of the years ended in the five-year period ended December 31, 1996:

(Dollars, except per share amounts, in thousands)      1996       1995       1994       1993       1992
                                                     ---------  ---------  ---------  ---------  ---------

RESULTS OF OPERATIONS FOR THE YEAR

Net sales                                             $ 86,498     80,662     92,457     69,448     60,528
Operating income                                      $ 17,940     13,343     28,375     17,378      9,364
Income before income taxes                            $ 21,933     15,894     30,576     18,539     10,990
Net income                                            $ 13,161     10,016     18,142      7,335      6,661
Net income per Common share                           $   1.03        .78       1.42        .57        .52
Net cash provided by operating activities             $ 21,731     16,865     23,894     16,200     11,679
Percentage return on
    Average stockholders' equity                           7.8        6.1       12.0        5.3        5.0
    Average borrowed and invested capital                  7.9        6.2       12.0        5.3        5.1
    Average total assets                                   7.2        5.7       11.3        5.1        4.9

CAPITAL EXPENDITURES FOR THE YEAR

    Forest Products                                   $  2,900      7,216      6,167      4,573      5,691
    Real Estate                                          6,669      4,638      3,849      5,674      2,659
    Agriculture                                            272        245        266        395        480
    Corporate                                            1,512      1,538         66         40         19
                                                      --------    -------    -------    -------    -------
                                                      $ 11,353     13,637     10,348     10,682      8,849
                                                      ========    =======    =======    =======    =======

FINANCIAL CONDITION AT YEAR-END

    Working capital                                   $ 25,758      6,822     11,314     11,520      9,824
    Current ratio                                     5.3 to 1   1.9 to 1   3.4 to 1   4.5 to 1   3.9 to 1
    Total assets                                      $180,078    185,247    169,373    150,761    139,478
    Long-term debt                                    $  2,685      2,817        163         54        174
    Stockholders' equity                              $166,706    170,289    160,273    142,131    134,796
    Debt to equity ratio                             .016 to 1  .017 to 1  .001 to 1  .001 to 1  .001 to 1


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     On November 11, 1996, the Board of Directors of Murphy Oil Corporation ("Murphy") declared a dividend payable to holders of record of Murphy Common Stock at the close of business on December 2, 1996 (the "Record Date") of one share of Deltic Timber Corporation ("Deltic" or the "Company") Common Stock for every 3.5 shares of Murphy Common Stock owned of record on the Record Date. As a result, 100 percent of the outstanding shares of Company Common Stock were distributed to Murphy shareholders on December 31, 1996 (the "Distribution Date"). Prior to the Distribution Date, the Company was operated as part of Murphy. The historical financial information presented herein reflects periods during which the Company did not operate as an independent company. Such information, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company been an independent, public company during the reporting periods, and are not necessarily indicative of the Company's future operating results or financial condition.

     Deltic is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. The Company owns approximately 343,000 acres of timberland in Arkansas and northern Louisiana, much of which was acquired in the 1920s. The Company's sawmill operations commenced in 1971 and now consist of two mills, one located at Ola in central Arkansas (the "Ola Mill") and another at Waldo in southern Arkansas (the "Waldo Mill"). In addition to its timber and lumber operations, the Company is engaged in a real estate development project in Little Rock, Arkansas, and owns approximately 36,000 acres of farmland. The Company also holds a 50-percent interest in Del-Tin Fiber, L.L.C. ("Del-Tin"), a joint venture with Temple-Inland Forest Products Corporation to manufacture and market medium density fiberboard, which is expected to be operational in 1998.

     The Company's results of operations are affected by several factors, which include general industry conditions, prices for logs and lumber, and other factors such as supply and demand for logs and lumber, competition, and seasonality. The primary factors affecting demand for lumber are residential construction activity, including new home construction and, to a lesser extent, home remodeling activity. The worldwide timber supply/demand balance has tightened in recent years and such trend has continued through the year of 1996. This has been the result primarily of a number of factors that have negatively impacted supply. The major factors impacting supply include a significant reduction in the timber harvest from government-owned lands in the western United States and British Columbia due to environmental concerns, reduced exports from Southeast Asia, and a continued decline in harvest levels in Russia.


RESULTS OF OPERATIONS

     Consolidated net income for 1996 was $13.2 million, $1.03 a share, an increase of 31 percent when compared to $10 million, $.78 a share in 1995. The Company earned $18.1 million, $1.42 a share in 1994. (Per share amounts are based on shares issued in connection with the spin-off.)

     In 1996, operating income in all areas increased $4.7 million. The Forest Products segment increased $1.2 million due primarily to a five-percent increase in finished lumber sales price, which more than offset an 18-percent decline in the average price for pine sawtimber. Real Estate operations increased $.6 million and benefited from a 34-percent increase in residential lot sales. Agriculture operating results increased $2.4 million over 1995 as crop prices and yields increased significantly. The cost of corporate functions decreased $.5 million compared to 1995.

     Operating income decreased $15.1 million in 1995 across all segments. A 12-percent decline in finished lumber sales prices, in addition to a 12-percent decrease in pine sawtimber harvested, adversely affected Forest Products operating results, which were $10.1 million less than in 1994. Real Estate operating income was down $2.7 million due primarily to a 56-percent reduction in residential lots sales. Adverse weather conditions hurt crop yields in 1995 and resulted in a $1.5 million decrease in Agriculture results. The cost of corporate functions in 1995 increased $.8 million when compared to 1994.

     In the following tables, the Company's net sales and results of operations for the three years ended December 31, 1996, are presented by segment. A review of the information follows the table.

                                                Years Ended December 31,
                                                ------------------------
                                                   1996    1995    1994
                                                  -------  -----  ------
                                                   (millions of dollars)
Net sales
    Forest Products                                $69.6   68.3    73.7
    Real Estate                                      6.3    4.2     9.6
    Agriculture                                     10.6    8.2     9.2
                                                   -----   ----   -----
        Net sales                                  $86.5   80.7    92.5
                                                   =====   ====   =====

Operating income and net income
    Forest Products                                $15.9   14.7    24.8
    Real Estate                                      1.6    1.0     3.7
    Agriculture                                      2.8    0.4     1.9
    Corporate                                       (2.3)  (2.8)   (2.0)
                                                   -----   ----   -----
        Operating income                            18.0   13.3    28.4
Net interest income                                  2.8    2.4     1.6
Other income                                         1.2    0.2     0.6
Income tax expense                                  (8.8)  (5.9)  (12.5)
                                                   -----   ----   -----
        Net income                                 $13.2   10.0    18.1
                                                   =====   ====   =====


      Forest Products

     Net sales in the Company's Forest Products segment totaled $69.6 million for 1996, $68.3 million for 1995, and $73.7 million for 1994. Operating income was $15.9 million for 1996, $14.7 million for 1995, and $24.8 million for 1994.

     During 1996, net sales of pine sawtimber decreased $1.5 million, representing the net impact of a $2.6 million decrease attributable to a lower average sales price and a $1.1 million increase due to a higher sales volume. Pine sawtimber sales prices declined 18 percent in 1996 from $406 per MBF-DS in 1995 to $333 per MBF-DS in 1996. This decline in the price of pine sawtimber was caused by softness in the market for logs and finished lumber due to a continuation of the prior year's decline in new housing starts in the United States. Pine sawtimber harvested by the Company increased ten percent in 1996 to 39.2 MMBF-DS from 35.7 MMBF-DS in 1995. Net sales of pine pulpwood and hardwood increased $.2 million in 1996 due to higher sales price. Finished lumber net sales increased $3.3 million and was caused equally by increased sales price from $318 per MBF in 1995 to $335 per MBF in 1996 and slightly higher sales volume, 143.4 million board feet in 1996 compared to 140.5 million board feet in 1995. Other net sales in the Forest Products segment decreased $.7 million.

     Forest Products net sales declined $5.4 million during 1995, caused primarily by lower finished lumber sales of $5.5 million and lower pine sawtimber sales of $.6 million, partially offset by higher net sales of hardwood and pine pulpwood of $.6 million. The $5.5 million decline in net sales of finished lumber represents the net impact of a $6.3 million decrease in net sales attributable to a lower average sales price and a $.8 million increase in net sales due to a higher sales volume. Although the Company's sawmills experienced a three-percent increase in production of finished lumber to 140.6 MMBF in 1995, sales prices for finished lumber averaged $318 per MBF as compared to $363 per MBF in 1994, and were adversely affected by a general slowdown in the U.S. economy and a decline nationwide in the number of housing starts as compared to 1994. In 1995, pine sawtimber sales were $.6 million lower than in 1994, which reflects the net impact of a $2 million decrease due to lower sales volume and a $1.4 million increase attributable to a higher average sales price. The Company harvested 35.7 MMBF-DS of pine sawtimber in 1995, down from 40.6 MMBF-DS in 1994. Average sales price for the Company's pine sawtimber was $406 per MBF-DS in 1995 compared to $372 per MBF-DS in 1994. Net sales of hardwood and pine pulpwood increased $.6 million due to higher sales volume. Other net sales in the Forest Products segment increased $.1 million.

     Operating income of $15.9 million for 1996 was $1.2 million more than for 1995, an eight-percent increase, primarily attributable to increased finished lumber sales discussed above, partially offset by higher log costs at the Company's sawmills. Production of finished lumber from the Company's sawmills increased slightly in 1996 with production totaling 141.2 MMBF.

     In 1995, operating income from this segment was $14.7 million, a decline of $10.1 million. The decrease was primarily attributable to a 12-percent decline in average finished lumber sales price and to an eight-percent increase in log costs at the Company's sawmills, which adversely affected sawmill margins during the year.

      Real Estate

     The Company's Real Estate operations at Chenal Valley in western Little Rock had net sales of $6.3 million for 1996, $4.2 million for 1995, and $9.6 million for 1994. Operating income was $1.6 million in 1996, $1 million in 1995, and $3.7 million in 1994.

     Net sales in 1996 increased $2.1 million, 52 percent, from $4.2 million in 1995. Operating income also increased $.6 million in 1996 to $1.6 million. Residential lot sales at the Chenal Valley development increased by 24 lots to 95 lots with the average sales price up five percent over 1995, from $52,900 to $55,400. The Company is developing an additional 75 residential lots which will be offered for sale at Chenal in early 1997. A 2.1 acre commercial tract was sold in 1996 for $199,500 per acre, while no commercial development acreage was sold in 1995.

     Real Estate operations generated net sales of $4.2 million in 1995, a decrease of $5.4 million. The decline in net sales was caused by a 56-percent decrease in the number of lots sold from 163 in 1994 to 71 in 1995. Operating income for this segment decreased from $3.7 million in 1994 to $1 million in 1995. Higher interest rates in the United States had an adverse affect on the sale of lots at the Company's Chenal Valley development. The average sales price for lots sold declined from $56,700 in 1994 to $52,900 in 1995. Neither year included sales of commercial acreage. The Company continued to develop acreage in Chenal and readied 137 lots for sale in 1995 versus 61 in 1994.

      Agriculture

     The Company's Agriculture operations generated net sales of $10.6 million in 1996, $8.2 million in 1995, and $9.2 million in 1994. Operating income for the segment was $2.8 million for 1996, $.4 million for 1995, and $1.9 million for 1994.

     Net sales increased $2.4 million, 29 percent, during 1996. Operating income also increased $2.4 million from $.4 million in 1995. Higher sales prices for soybeans and corn, in addition to improved yields, benefited agricultural results for 1996, compared to hot, dry conditions which adversely affected 1995 crop yields. In 1996, harvests of soybeans increased 47 percent and corn harvested increased 23 percent; in addition, sales prices for soybeans and corn increased 19 percent and 29 percent respectively.

     Agricultural operations contributed $8.2 million in net sales during 1995, down $1 million from 1994. The decrease in net sales was primarily due to a nine-percent reduction in harvests of cotton in 1995 compared to 1994, along with 30-percent and 27-percent declines in harvests of soybeans and corn, respectively. Operating income also declined from $1.9 million in 1994 to $.4 million in 1995, primarily due to hot and dry conditions during the last half of the 1995 growing season, which adversely affected all crop yields. Region-wide reductions in crop yields led to higher average crop prices in 1995, and the Company benefited from higher sales prices for cotton and soybean production.

      Corporate

     Corporate operating expense was $2.3 million in 1996, $2.8 million in 1995, and $2 million in 1994. The Company's general and administrative expenses include the cost of administrative and financial services provided by Murphy Oil Corporation (Deltic's parent company prior to being spun off). The cost of such services was $1.3 million in 1996, $2 million in 1995, and $1.9 million in 1994. Included in 1994's charge was a $1.1 million reduction in administrative expense related to reallocation of certain retirement plan assets among affiliates of Murphy. (Refer to Note L to the consolidated financial statements.)

      Net interest income

     Net interest income during 1996 was $2.8 million, compared to $2.4 million in 1995 and $1.6 million in 1994. Interest income earned on interest-bearing amounts due from Murphy increased $.4 million in 1996 and $.9 million in 1995, due mainly to higher average balances outstanding. Since the receivable from Murphy has been substantially settled, in part through the $18.8 million noncash dividend by the Company, interest income from Murphy will not be realized after December 31, 1996.

      Other income

     Other income was $1.2 million in 1996, $.2 million in 1995, and $.6 million in 1994. During 1996, the Company realized a $.7 million gain on the sale of approximately 3,200 acres of Arkansas farmland. Other income in 1994 included a $.6 million gain on a land sale.

      Income tax

     The Company's income tax expense was $8.8 million for 1996, $5.9 million for 1995, and $12.5 million for 1994. The effective income tax rate was 40 percent, 37 percent, and 41 percent in 1996, 1995, and 1994, respectively. Income tax expense increased $2.9 million in 1996 due to a similar increase in pretax earnings. The Company's income tax expense declined $6.6 million, from $12.5 million in 1994, primarily due to lower pretax earnings. In addition, prior period tax adjustments included a $.3 million credit in 1995 versus a $.5 million charge in 1994.


SEASONALITY

     The Company's Forest Products and Agriculture segments are subject to variances in financial results due to several seasonal factors. The majority of timber sales are generated in the first half of the year due primarily to weather conditions and stronger timber prices. Increased housing starts during the spring usually push lumber prices up and, in turn, can result in higher timber prices. Forestry operations generally incur expenses related to silvicultural treatments which are applied during the fall season to achieve maximum effectiveness. Farming operations generally do not generate significant sales and operating income until crops are harvested and sold in the second half of the year.


LIQUIDITY AND CAPITAL RESOURCES

   Cash Flows and Capital Expenditures

     During the year ended December 31, 1996, the Company's net cash provided by operating activities totaled $21.7 million, compared with $16.9 million in 1995 and $23.9 million in 1994. The Company's accompanying Consolidated Statements of Cash Flows identify major differences between net income and cash provided by operating activities for each of those years.

     Capital expenditures required cash of $11.4 million in 1996, $7.4 million in 1995, and $10.2 million in 1994. Other seller-financed capital expenditures not requiring cash included a land acquisition of $.7 million in 1995, and standing timber purchases in 1995 and 1994 amounting to $5.5 million and $.1 million, respectively. Total capital expenditures, including those not requiring cash, are presented by segment in the following table for the years ended December 31, 1996, 1995, and 1994.

                                           Years Ended December 31,
                                          -------------------------
                                                1996   1995  1994
                                                -----  ----  ----
                                              (millions of dollars)

Forest Products                                 $ 2.9   7.2   6.1
Real Estate                                       6.7   4.7   3.8
Agriculture                                       0.3   0.2   0.3
Corporate                                         1.5   1.5   0.1
                                                -----  ----  ----
        Capital expenditures                    $11.4  13.6  10.3
                                                =====  ====  ====


     Forest Products expenditures in 1996 included land acquisitions of 3,136 acres for $2.5 million. In 1996, mill expenditures included $1.4 million for the initial stages of a planer upgrade at the Waldo Mill and $.7 million for the Ola Mill's sorter system. Capital expenditures for expansion of the Waldo Mill were $1.8 million in 1995 and $6.5 million in 1994. Also included in capital expenditures for 1995 were net cash and noncash costs of $4.5 million for purchase of the Company's timber requirements. Capital expenditures as shown are net of the consumption of stumpage purchased in prior periods, totaling $2.8 million in 1996 and $1.1 million in 1994.

     Capital expenditures for Real Estate operations which related to costs of lot development were $.4 million in 1996, $1.2 million in 1995, and $1.9 million in 1994. Expenditures of $4.5 million in 1996 were for construction of a 50,000 square-foot office building which the Company is offering for lease in Chenal Valley. Infrastructure construction totaled $.4 million in 1996, compared to $.7 million in 1995 and $.9 million in 1994. In 1995, land adjoining Chenal Valley was acquired for $1 million. Other expenditures were primarily for various amenity improvements.

     Agriculture expenditures are mainly replacements of various machinery and equipment.

     Capital expenditures for Corporate operations included $.9 million in 1996 for purchase of additional investment in a consolidated entity, and $1.4 million in 1995 for mineral lease acquisitions in Union and Columbia Counties in Arkansas.

     At December 31, 1996, the Company had commitments of $10 million for capital projects in progress, including $3.9 million for a planer upgrade at the Waldo Mill and $3 million related to residential lot and commercial development, infrastructure construction, and amenity improvements at Chenal.

     Dispositions of assets provided $2.9 million in 1996, primarily from the sale of approximately 3,200 acres of Arkansas farmland. During 1994, proceeds from various land transactions totaled $1.1 million. As a part of the spin-off of the Company by Murphy, the Company received a $17.2 million cash payment from Murphy in partial settlement of its receivable due from Murphy. Prior to the spin-off, the Company remitted to Murphy cash funds generated in excess of its daily requirements. As a result, the receivable from Murphy had increased by $7.9 million in 1996, $8.7 million in 1995, and $14.7 million in 1994. Also, in connection with the spin-off, the Company recorded an $18.8 million noncash dividend to Murphy which reduced the outstanding balance of the receivable. (Refer to Note A to consolidated financial statements.) Advances to Del-Tin, which was formed to construct and operate a medium density fiberboard plant near El Dorado, Arkansas, required cash of $6.8 million during 1996.

     Cash required to repay long-term debt amounted to $.4 million in 1996 and $1.6 million in 1995 arising from installment payments on notes used to finance a portion of the Company's timber requirements. During 1994, $.1 million of cash was required to repay long-term debt.

      Financial Condition

     Year-end working capital totaled $25.8 million in 1996 and $6.8 million in 1995. Cash and cash equivalents at the end of 1996 were $16.6 million compared to $1.4 million at the end of 1995. The improvement for 1996 was primarily caused by the $17.2 million cash payment received from Murphy. In addition, cash flow from operations exceeded the Company's investing and financing cash needs for 1996. In 1995, to the extent that cash flow from operations exceeded the Company's investing and financing needs, such amounts were remitted to Murphy, increasing its noncurrent receivable from Murphy. The Company's current ratio at the end of 1996 was 5.3 to 1, compared to 1.9 to 1 at the end of 1995.


      Liquidity

     The primary sources of the Company's liquidity are internally generated funds, access to outside financing, and working capital. Deltic's current strategy for growth emphasizes a significant timberland acquisitions program, which will facilitate an increase in harvest levels through greater utilization of even-aged timber management. This will enable the Company to maintain or increase its level of self-sufficiency as it is expanding lumber production and entering the engineered wood products market through its interest in Del-Tin. The Company's growth plans will require additional capital financing. The Company currently intends to make an equity offering of approximately $30 million before year-end 1997, consistent with representations made to the Internal Revenue Service for purposes of receiving a ruling that the distribution of its stock by Murphy will qualify as tax-free to Murphy and its stockholders. The equity may be in the form of Company common stock, convertible preferred stock, or straight preferred stock, which may be sold to the public or in a private placement to financial institutions depending on the existing market conditions.

     At December 31, 1996, the Company had a committed credit facility with a group of major banks totaling $100 million. Of the total credit facility, up to $40 million may be designated as borrowings of Del-Tin, a joint venture. Borrowings bear interest based upon prime or various cost of funds options. Facility fees are accrued at .15 percent per annum for the unused commitment balance and are payable quarterly. This facility expires December 31, 2001. At December 31, 1996, no amounts were outstanding under this credit facility.

OTHER MATTERS

     General inflation has not had a significant effect on the Company's operating results during the three years ended December 31, 1996. The Company's timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Sales of real estate are affected by changes in the general economy and long-term interest rates.

     The Company expects that operating expenses will increase as Deltic operates as an autonomous, public entity, rather than as a wholly-owned subsidiary of Murphy.

     The Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" recommends use of a fair value method of accounting for stock-based employee compensation plans. The Company plans, as allowed by SFAS 123, to measure compensation cost for employee stock compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and will provide pro forma disclosures in the Notes to the consolidated financial statements as required by SFAS 123. At December 31, 1996, the Company had a Stock Incentive Plan that permits annual awards of shares of the Company's Common Stock to executives and other key employees. However, no options were outstanding at December 31, 1996. (Refer to Note J to the consolidated financial statements.)


OUTLOOK

     The Company's budgeted capital expenditures for 1997 total $46.7 million for Forest Products operations, $10 million for Real Estate operations, $1.1 million for Agriculture operations, and $.1 million for miscellaneous items. A major portion of the amount for Forest Products, $23.1 million, is allocated for timberland acquisitions, while $9.8 million is designated for sawmill projects. Planned real estate expenditures include $8 million related to lot development, commercial development, infrastructure construction, and amenity improvements at Chenal Valley. Agriculture expenditures are budgeted for replacements of machinery and equipment and for construction of grain-drying facilities.
Capital and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company's estimated cash flows from operations, borrowings under credit facilities, or equity financing as described above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           DELTIC TIMBER CORPORATION
                          Consolidated Balance Sheets
                           December 31, 1996 and 1995
                         ---------------------------------
                             (Thousands of dollars)

                                                               1996     1995
                                                             --------  -------
Assets
 Current assets
   Cash and cash equivalents                                 $ 16,635    1,431
   U. S. government securities                                  1,527        -
   Trade accounts receivable, less allowance for doubtful
     accounts of $154 in 1996 and $98 in 1995                   3,186    3,564
   Other receivables                                            2,532        -
   Inventories                                                  5,436    7,538
   Prepaid expenses and other current assets                    2,386    2,089
                                                             --------  -------
     Total current assets                                      31,702   14,622

 Investment in real estate held for development and sale       19,558   19,778
 Investment in Del-Tin Fiber, L.L.C.                            6,811        -
 Noncurrent receivable from Murphy                                  -   29,951
 Timber and timberlands - net                                  90,320   91,356
 Property, plant, and equipment - net                          28,902   27,012
 Deferred charges and other assets                              2,785    2,528
                                                             --------  -------

     Total assets                                            $180,078  185,247
                                                             ========  =======

Liabilities and Stockholders' Equity
 Current liabilities
   Current maturities of long-term debt                      $  1,698    1,985
   Trade accounts payable                                       2,031    3,899
   Accrued insurance obligations                                  250      705
   Accrued taxes other than income taxes                          780      730
   Other accrued liabilities                                      692      422
   State income taxes                                             493       59
                                                             --------  -------
     Total current liabilities                                  5,944    7,800

 Long-term debt                                                 2,685    2,817
 Accrued postretirement benefits                                2,187    3,352
 Deferred credits and other liabilities                         2,554      989
 Stockholders' equity
   Preferred stock                                                  -        -
   Common stock                                                   128      128
   Capital in excess of par value                              68,372   66,301
   Retained earnings                                           98,208  103,860
                                                             --------  -------
     Total stockholders' equity                               166,708  170,289
                                                             --------  -------

     Total liabilities and stockholders' equity              $180,078  185,247
                                                             ========  =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                       Consolidated Statements of Income
                      Three Years Ended December 31, 1996
                      -----------------------------------
                             (Thousands of dollars)


                                            1996         1995         1994
                                        ------------  -----------  -----------

Net sales                               $    86,498       80,662       92,457
                                        -----------   ----------   ----------

Costs and expenses
 Cost of sales                               61,076       59,597       57,364
 Depreciation, amortization, and
   cost of fee timber harvested               4,109        4,053        3,886
 General and administrative expenses          3,373        3,669        2,832
                                        -----------   ----------   ----------

   Total costs and expenses                  68,558       67,319       64,082
                                        -----------   ----------   ----------

   Operating income                          17,940       13,343       28,375

Interest income                               3,070        2,668        1,634
Interest expense                               (284)        (309)          (5)
Other income                                  1,207          192          572
                                        -----------   ----------   ----------

Income before income taxes                   21,933       15,894       30,576

Income taxes                                 (8,772)      (5,878)     (12,434)
                                        -----------   ----------   ----------

   Net income                           $    13,161       10,016       18,142
                                        ===========   ==========   ==========

Net income per Common share                   $1.03          .78         1.42
                                        ===========   ==========   ==========

Average Common shares outstanding        12,798,323   12,798,323   12,798,323
                                        ===========   ==========   ==========




See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                     Consolidated Statements of Cash Flows
                      Three Years Ended December 31, 1996
                      -----------------------------------
                             (Thousands of dollars)


                                                          1996       1995      1994
                                                        ---------  --------  --------
Operating activities
 Net income                                             $ 13,161    10,016    18,142
 Adjustments to reconcile above income to
   net cash provided by operating activities
   Depreciation, amortization, and cost of
     fee timber harvested                                  4,109     4,053     3,886
   Deferred income taxes                                      52      (624)     (540)
   Gains from dispositions of assets                        (844)       (4)     (659)
   Real estate costs recovered upon sale                   2,942     1,984     4,719
   (Increases)/decreases in operating working
     capital other than cash and cash equivalents
     Trade accounts receivable                               378     1,042       385
     Other receivables                                      (676)        -         -
     Inventories                                           2,102      (450)   (2,286)
     Prepaid expenses and other current assets              (297)      (56)      583
     Trade accounts payable                               (1,868)    1,407       970
     Accrued liabilities                                     971      (342)      509
   Other                                                   1,701      (161)   (1,815)
                                                        --------   -------   -------
       Net cash provided by operating activities          21,731    16,865    23,894
                                                        --------   -------   -------

Investing activities
 Capital expenditures requiring cash                     (11,353)   (7,361)  (10,176)
 Purchases of U. S. government securities                 (1,527)        -         -
 Proceeds from dispositions of property, plant, and
   equipment                                               2,850       126     1,129
 Net (additions)/reductions to noncurrent receivable
   from Murphy                                            10,938    (8,680)  (14,697)
 Advances to Del-Tin Fiber, L.L.C.                        (6,811)        -         -
 Other - net                                                (207)     (219)     (131)
                                                        --------   -------   -------
       Net cash required by investing activities          (6,110)  (16,134)  (23,875)
                                                        --------   -------   -------

Financing activities
 Cash required for reductions of long-term debt             (419)   (1,644)     (101)
 Other - net                                                   2         -         -
                                                        --------   -------   -------
       Net cash required by financing activities            (417)   (1,644)     (101)
                                                        --------   -------   -------

Net increase/(decrease) in cash and cash equivalents      15,204      (913)      (82)
Cash and cash equivalents at beginning of year             1,431     2,344     2,426
                                                        --------   -------   -------

Cash and cash equivalents at end of year                $ 16,635     1,431     2,344
                                                        ========   =======   =======




See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                Consolidated Statements of Stockholders' Equity
                      Three Years Ended December 31, 1996
                ------------------------------------------------
                             (Thousands of dollars)

                                                         1996      1995     1994
                                                       --------   -------  -------
Cumulative Preferred Stock - $.01 par, authorized
  20,000,000 shares, none issued                       $      -         -        -
                                                       --------   -------  -------

Common Stock - $.01 par, authorized 50,000,000
  shares, 12,798,323 shares issued at beginning
  and end of year                                           128       128      128
                                                       --------   -------  -------

Capital in excess of par value
 Balance at beginning of year                            66,301    66,301   66,301
 Capital contributions by Murphy for administrative
   and financial services, net of tax                       384         -        -
 Transfer of prepaid retirement and accrued
   postretirement benefit obligation from Murphy
   at spin-off, net of tax                                1,687         -        -
                                                       --------   -------  -------
 Balance at end of year                                  68,372    66,301   66,301
                                                       --------   -------  -------
Retained earnings
 Balance at beginning of year                           103,860    93,844   75,702
 Net income for year                                     13,161    10,016   18,142
 Noncash dividends to Murphy                            (18,813)        -        -
                                                       --------   -------  -------
 Balance at end of year                                  98,208   103,860   93,844
                                                       --------   -------  -------

Total stockholders' equity                             $166,708   170,289  160,273
                                                       ========   =======  =======



See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                   Notes to Consolidated Financial Statements
                               December 31, 1996


NOTE A - SPIN-OFF FROM MURPHY OIL CORPORATION

On August 28, 1996, the Board of Directors of Murphy Oil Corporation ("Murphy") approved a plan to complete the tax-free spin-off of the common stock of the Company through a special dividend to Murphy shareholders. The dividend was declared on November 11, 1996, to the holders of record of Murphy Common Stock at the close of business on December 2, 1996 (the "Record Date"). As a result of the Distribution, 100 percent of the outstanding shares of Deltic Timber Corporation ("Deltic" or the "Company") were distributed to Murphy shareholders on December 31, 1996. Effective with the spin-off, the Company has a separate Board of Directors, with only one Director in common between Deltic and Murphy.

All assets and liabilities of the Company prior to the Distribution remain recorded in its financial statements at December 31, 1996, with the exception of the noncurrent, interest-bearing receivable resulting from the advances to Murphy of cash funds generated in excess of capital and daily operating requirements. (See Note L - Related Party Transactions.) Settlement of this receivable was accomplished by recording noncash dividends from Deltic to Murphy, in the amount of $18,813,000, and a cash repayment by Murphy to the Company of $17,200,000, leaving a balance due at December 31, 1996 of $1,858,000, which is included in the Consolidated Balance Sheet in Other Receivables. Payment of this final balance is expected during 1997. As a result of this settlement, Deltic will no longer realize interest income from Murphy.

To accomplish the spin-off, Murphy surrendered 100 percent of the outstanding shares of the Company's Common Stock, which were redistributed to its shareholders as a dividend at the ratio of one share of Deltic Common Stock for every 3.5 shares of Murphy Common Stock owned by Murphy shareholders on the Record Date. As a result, 12,798,323 shares of Common Stock, $.01 par value, were issued and outstanding at December 31, 1996. To enhance comparability, stockholders' equity has been restated to reflect the capital structure at the end of 1996 for all periods presented.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation -- The consolidated financial statements include the accounts of Deltic and all majority-owned subsidiaries after elimination of significant intercompany transactions and accounts. The Company's investment in Del-Tin Fiber, L.L.C. ("Del-Tin Fiber"), the 50-percent owned limited liability company, is accounted for using the equity method.

Use of Estimates -- In the preparation of financial statements of the Company in conformity with generally accepted accounting principles, management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results may differ from those estimates.

Cash Equivalents -- Cash equivalents include U. S. government securities that have a maturity of three months or less from the date of purchase.

Inventories -- Inventories of logs, lumber, agricultural products, and supplies are stated at the lower of cost or market, primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead.

                           DELTIC TIMBER CORPORATION
                   Notes to Consolidated Financial Statements
                               December 31, 1996


Investment in Real Estate Held for Development and Sale -- Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities, less amounts charged to cost of sales. These costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs are allocated over the entire Chenal Valley project.

Timber and Timberlands -- Timber and timberlands, which includes purchased stumpage inventory and logging facilities, is stated at acquisition cost less cost of fee timber harvested and accumulated depreciation of logging facilities. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of the cost of roads constructed and other land improvements, are depreciated by using the straight-line method over a ten-year estimated life. The Company estimates its fee timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. Fee timber carrying costs are expensed as incurred.

Property, Plant, and Equipment -- Property, plant, and equipment is stated at cost less accumulated depreciation. Depreciation of buildings, equipment, and other depreciable assets is primarily determined by using the straight-line method. Expenditures that substantially improve and/or increase the useful life of facilities and equipment are capitalized. Maintenance and repair costs are expensed as incurred. Gains and losses on disposals or retirements are included in income as they occur.

Impairment of Long-Lived Assets -- Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under this standard, long-lived assets are evaluated on a specific asset basis or in groups of similar assets, as applicable. Recognition of an impairment loss is required when the undiscounted estimated future net cash flows are less than the carrying value of an evaluated asset. The adoption of this statement had no effect on the Company's 1995 results of operations.

Revenue Recognition -- Revenue from the sale of lumber, wood by-products, and agricultural goods is generally recorded at the time of shipment. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser. Revenue from intrasegment timber sales is recorded when the timber is harvested; such intrasegment sales, which are made at market prices, are eliminated in the consolidated financial statements. Revenue on real estate sales is recorded when the sale is closed and legal title is transferred.

Income Taxes -- The Company is included in the consolidated federal income tax return of Murphy for the three periods for which income statements are presented; however, for financial accounting purposes, federal income tax has been computed and recorded as if the Company filed a separate federal income tax return. The Company will file a separate income tax return beginning in 1997.

  The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts

                           DELTIC TIMBER CORPORATION
                   Notes to Consolidated Financial Statements
                               December 31, 1996


and the tax bases of existing assets and liabilities and measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

Capital Expenditures -- Capital expenditures include additions to Investment in Real Estate Held for Development and Sale; Timber and Timberlands; and Property, Plant, and Equipment. The Company also includes in capital expenditures the amount representing the net change for the year in the purchased stumpage inventory component of Timber and Timberlands. Depending on the timing of acquisition and usage of this acquired stumpage inventory, the impact on capital expenditures can be either an increase or a decrease.

Related Party Transactions -- Murphy historically has performed certain administrative and financial services on behalf of the Company. These services include, among others, cash management and consultation related to certain personnel, employee benefit, and income tax matters.

  As a result of the spin-off from Murphy, Deltic personnel will assume responsibility for these functions. However, Murphy has agreed to provide, or cause to be provided to the Company, certain specified services for a transitional period after the spin-off. The services are offered for a six-month period ending June 30, 1997, unless earlier terminated by Deltic upon notice to Murphy.

Net Income per Common Share -- This amount is computed by dividing net income for each period by the weighted average number of Common shares outstanding during the period. For periods prior to December 31, 1996, this amount is calculated based on the number of shares issued in connection with the spin-off.

Reclassifications -- Certain prior year amounts have been reclassified to conform to 1996 presentation format.

NOTE C - IVENTORIES

  Inventories consisted of the following at December 31.


  (Thousands of dollars)        1996   1995
                               ------  -----

     Logs                      $1,366  3,799
     Finished products          3,912  3,563
     Materials and supplies       158    176
                               ------  -----
                               $5,436  7,538
                               ======  =====

NOTE D - INVESTMENT IN DEL-TIN FIBER, L.L.C.

  Deltic and Temple-Inland Forest Products Corporation jointly own (50 percent each) Del-Tin Fiber, L.L.C., which has begun construction of a medium density fiberboard plant near El Dorado, Arkansas. The cost of the plant has been estimated at approximately $100,000,000. Each owner has committed funding of up to $10,000,000 for the project, with the remainder to be financed by Del-Tin Fiber with borrowings. Financing arrangements have been finalized with each owner required to guarantee for an interim period half of Del-Tin Fiber's borrowings, of which the Company's share could amount to $40,000,000. Under the operating agreement, Del-Tin Fiber's employees will operate the plant. Deltic has committed to provide a portion of the plant's fiber supply at market prices.

                           DELTIC TIMBER CORPORATION
                   Notes to Consolidated Financial Statements
                               December 31, 1996



NOTE E - TIMBER AND TIMBERLANDS

  Timber and timberlands consisted of the following at December 31.

   (Thousands of dollars)                             1996       1995
                                                    ---------  --------
   Purchased stumpage inventory                     $  7,235    10,015
   Timberlands                                        37,401    37,143
   Fee timber                                         71,919    69,288
   Logging facilities                                  1,588     1,579
                                                    --------   -------
                                                     118,143   118,025
   Less accumulated cost of fee timber harvested
     and facilities depreciation                     (27,823)  (26,669)
                                                    --------   -------
                                                    $ 90,320    91,356
                                                    ========   =======

  Cost of fee timber harvested amounted to $1,060,000 in 1996, $1,073,000 in 1995, and $1,310,000 in 1994. Depreciation of logging facilities for the three years ended December 31, 1996 was: 1996, $94,000; 1995, $97,000; and 1994,
  $108,000.

  The Company obtains a portion of its sawmill log requirements by acquiring purchased stumpage inventory through cutting contracts with various private and governmental landowners. These contracts have terms ranging from a few months to several years. At December 31, 1996, the Company's total commitment under such contracts amounted to approximately $5,679,000. Based on lumber prices at December 31, 1996, management estimated the fair value of stumpage under such contracts to be approximately $5,844,000. Depending on the market value of this stumpage at time of harvest, the Company's sawmills may experience favorable or unfavorable log supply costs.

NOTE F - PROPERTY, PLANT, AND EQUIPMENT

  Property, plant, and equipment consisted of the following at December 31.

                                      Range of
   (Thousands of dollars)           Useful Lives    1996       1995
                                    ------------  ---------  --------
   Land and land improvements                ---  $  7,272     9,969
   Buildings and structures          10-20 years     6,836     2,794
   Machinery and equipment            3-10 years    45,782    42,921
                                                  --------   -------
                                                    59,890    55,684
   Less accumulated depreciation                   (30,988)  (28,672)
                                                  --------   -------
                                                  $ 28,902    27,012
                                                  ========   =======

  Commitments for capital expenditures at December 31, 1996, were approximately $8,215,000 for property, plant, and equipment, and $1,798,000 for investment in real estate held for development and sale.

                           DELTIC TIMBER CORPORATION
                   Notes to Consolidated Financial Statements
                               December 31, 1996


NOTE G - FINANCING ARRANGEMENTS

  At December 31, 1996, the Company had a committed credit facility with a group of major banks totaling $100,000,000. Of the total credit facility, up to $40,000,000 may be designated as borrowings of Del-Tin Fiber, L.L.C. Borrowings bear interest based upon prime or other various cost of funds options. Facility fees are accrued at .15 percent per annum for the unused commitment balance and are payable quarterly. This facility expires December 31, 2001. At December 31, 1996, no amounts were outstanding under this credit facility.

NOTE H - LONG-TERM DEBT

  Long-term debt at each year-end consisted of the following:


   (Thousands of dollars)                                                1996      1995
                                                                        ------    ------
   Installment timber notes payable, average interest rate
     of 5.8%, due 1997-2000                                            $ 3,595      4,006
   Note payable, 8%, due 1999                                              750        750
   Other notes payable, 9%, due 1997-2000                                   38         46
                                                                       -------    -------
                                                                         4,383      4,802
     Less current maturities                                            (1,698)    (1,985)
                                                                       -------    -------
                                                                       $ 2,685      2,817
                                                                       =======    =======

  Amounts becoming due after 1997 are: 1998, $1,699,000; 1999, $868,000; and
  2000, $118,000.

NOTE I - INCOME TAXES

  The components of income tax expense/(benefits) for the three years ended December 31, 1996, were as follows.


  (Thousands of dollars)                              1996       1995     1994
                                                     ------     ------   ------
  Federal
   Current                                          $ 7,270      5,086   10,006
   Deferred                                              52       (203)     570
                                                    -------    -------   ------
                                                      7,322      4,883   10,576
  State
   Current                                            1,450        995    1,858
                                                    -------    -------   ------
     Total                                          $ 8,772      5,878   12,434
                                                    =======    =======   ======

  Following is a reconciliation of the U. S. statutory income tax rate to the Company's effective rates on income before income taxes.

                                                          1996   1995   1994
                                                          -----  -----  -----
  Statutory income tax rate                                 35%    35%    35%
  State income taxes, net of federal income tax benefit      4      4      4
  Other                                                      1     (2)     2
                                                          ----   ----   ----
   Effective income tax rate                                40%    37%    41%
                                                          ====   ====   ====


                           DELTIC TIMBER CORPORATION
                   Notes to Consolidated Financial Statements
                               December 31, 1996


An analysis of the Company's deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 showing the tax effects of significant temporary differences follows.

(Thousands of dollars)                                          1996     1995
                                                              --------  -------
 Deferred tax assets
   Postretirement and other employee benefits                 $     -    1,299
   Investment in real estate held for development and sale      3,150    2,371
   Other deferred tax assets                                      284      305
                                                              -------   ------
     Total deferred tax assets                                  3,434    3,975
                                                              -------   ------
 Deferred tax liabilities
   Postretirement and other employee benefits                    (106)       -
   Property, plant, and equipment                              (2,469)  (1,973)
   Timber and timberlands                                        (296)    (512)
   Other deferred tax liabilities                                (172)    (462)
                                                              -------   ------
     Total deferred tax liabilities                            (3,043)  (2,947)
                                                              -------   ------
     Net deferred tax assets                                  $   391    1,028
                                                              =======   ======

Net noncurrent deferred tax liabilities of $656,000 are included in the Consolidated Balance Sheet in Deferred Credits and Other Liabilities at December 31, 1996, and net noncurrent deferred tax assets of $501,000 are included in Deferred Charges and Other Assets at December 31, 1995. In addition, current deferred tax assets of $1,047,000 at December 31, 1996 and $527,000 at December 31, 1995, are included in the Consolidated Balance Sheets in Prepaid Expenses and Other Current Assets for the respective years.

In management's judgment, the Company's deferred tax assets at December 31, 1996, will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies. There were no valuation allowances for deferred tax assets at the end of the three years ended December 31, 1996.

NOTE J - INCENTIVE PLANS

At December 31, 1996, the Company had a Stock Incentive Plan, approved by its shareholder, Murphy Oil Corporation, that permits annual awards of shares of the Company's Common Stock to executives and other key employees. Under the Plan, the Executive Compensation Committee is authorized to grant: (1) stock options (nonqualified or incentive), (2) stock appreciation rights, and (3) restricted stock awards. No options were outstanding at December 31, 1996.

In January 1997, the Executive Compensation Committee granted replacement options for 32,125 shares to certain executives and key employees. These options replaced awards previously granted under the Murphy Oil Corporation Stock Incentive Plan that expired upon the ceasing of employment of these individuals from Murphy effective with the spin-off of Deltic Timber Corporation.

Cost of options granted will be accrued over the vesting periods, beginning in 1997, and adjusted for subsequent changes in fair market value of the shares.

                           DELTIC TIMBER CORPORATION
                   Notes to Consolidated Financial Statements
                               December 31, 1996


In addition to the above plan, the Company has an Incentive Compensation Plan that provides for annual cash awards to officers and key employees based on actual results for a year compared to measurable financial performance objectives established at the beginning of that year. The Plan is administered by the Executive Compensation Committee. Initial awards under the Plan will be granted in 1998, based on 1997 results of operations. No provisions were recorded in the periods presented through December 31, 1996.

NOTE K - EMPLOYEE AND RETIREE BENEFITS

As of December 31, 1996, Deltic employees were participants in the employee and retiree benefit plans of Murphy Oil Corporation. Amounts presented for 1996, 1995, and 1994 reflect the Company's portion of the respective plans. Effective January 1, 1997, separate plans were implemented for active Deltic employees.

Retirement Plans -- Murphy had defined benefit retirement plans that covered substantially all employees of the Company. Benefits were based on years of service and final-pay formulas as defined by the plans. All plans were noncontributory.

  Retirement expense/(expense reduction) and its components for 1996, 1995, and 1994 are shown in the following table.

  (Thousands of dollars)                                  1996    1995    1994
                                                         ------  -------  -----
  Service cost - benefits earned during the year         $ 337      284    327
  Interest accrued on benefits earned in prior years       686      644    618
  Actual return on plan assets                            (956)  (2,074)  (243)
  Net amortization and deferral                           (136)   1,134   (705)
                                                         -----   ------   ----
  Net retirement expense/(expense reduction)*            $ (69)     (12)    (3)
                                                         =====   ======   ====

  *Major assumptions were discount rates of 7% for 1996, 7.5% for 1995, and 6.75% for 1994; assumed long-term rate of return of plan assets was 8.5% of 1996, 1995, and 1994.

                           DELTIC TIMBER CORPORATION
                   Notes to Consolidated Financial Statements
                               December 31, 1996


Amounts contributed to funded plans were actuarially determined and were at least the minimum required by the Employee Retirement Income Security Act of 1974. The following table sets forth the funded status of the plans applicable to the Company and the amounts recognized in the Consolidated Balance Sheets.

(Thousands of dollars)                                              1996     1995
                                                                  --------  -------
   Present value of accumulated benefit based on years of
     service, applicable pay formulas, and present pay levels
     Vested                                                        $2,747    7,343
     Nonvested                                                        571      540
                                                                   ------   ------
       Accumulated benefit obligation/1/                            3,318    7,883

   Provision for future pay increases                               2,094    1,680
                                                                   ------   ------
       Projected benefit obligation/1/                              5,412    9,563
   Plan assets - at market value/2/                                 8,032   11,617
                                                                   ------   ------
       Plan assets in excess of projected benefit obligation        2,620    2,054
   Unrecognized net asset from transition to SFAS No. 87/3/          (332)  (1,087)
   Unrecognized net loss from unfavorable actuarial experience         (8)     249
   Unrecognized prior service cost                                    266       83
                                                                   ------   ------
       Prepaid retirement cost/4/                                  $2,546    1,299
                                                                   ======   ======

   /1/ Major assumptions were discount rates of 7.5% for 1996 and 7% for
       1995 and future pay rate increases of 4.6% for 1996 and 1995.
   /2/ Primarily includes listed stocks and bonds, government securities, and
       U. S. agency bonds.
   /3/ Being amortized over a period of 15 years.
   /4/ Included in the Consolidated Balance Sheets under the caption
       "Deferred Charges and Other Assets".

Thrift Plans -- Employees of the Company could participate in thrift plans sponsored by Murphy by allotting up to a specified percentage of their base pay. The Company matched contributions at a stated percentage of each employee's allotment based on length of participation in the plans. Company contributions to these plans were $190,000 in 1996, $157,000 in 1995, and $144,000 in 1994.

Postretirement Benefits -- Murphy sponsored plans that provided comprehensive health care benefits (supplementing Medicare benefits for those eligible) and life insurance benefits for qualified retired employees. Costs were accrued for these plans during the service lives of covered employees. Retirees and the Company contributed to the self-funded cost of health care benefits. The Company paid premiums for life insurance coverage, arranged through an insurance company. The health care plan was funded on a pay-as-you-go basis. The Company had the right to modify the benefits and/or cost-sharing provisions.

  Based on actuarial computations, postretirement expense and its components for 1996, 1995, and 1994 are shown below.

  (Thousands of dollars)                            1996       1995       1994
                                                    -----      ----       ----
  Service cost                                     $  136         90        146
  Amortization of net actuarial loss                    1         60         38
  Interest cost                                       296        316        301
                                                    -----       ----       ----
     Postretirement expense                         $ 433        466        485
                                                    =====       ====       ====

                           DELTIC TIMBER CORPORATION
                   Notes to Consolidated Financial Statements
                               December 31, 1996


A summary follows of the postretirement benefit obligations recorded in the Consolidated Balance Sheets at December 31, 1996 and 1995. Calculation of the amount of accumulated unfunded postretirement benefit obligations (APBO) was based on discount rates of 7.5 percent and 7.0 percent in 1996 and 1995.

(Thousands of dollars)                        1996     1995
                                             -------  -------
   APBO
     Retirees                                 $    -   2,718
     Fully eligible active participants          578     581
     Other active participants                 1,545   1,266
                                              ------  ------
       Total unfunded APBO                     2,123   4,565
   Unrecognized net actuarial gain/(loss)         64  (1,213)
                                              ------  ------
       Accrued APBO obligations               $2,187   3,352
                                              ======  ======

In determining the APBO at December 31, 1996, health care inflation cost was assumed to increase at an annual rate of 7.5 percent, gradually decreasing to
4.5 percent in 2002 and thereafter. An increase of one percent in the assumed health care cost trend would increase the 1996 postretirement benefit expense by
8.2 percent and the APBO at December 31, 1996 by 6.5 percent.

NOTE L - RELATED PARTY TRANSACTIONS

Through December 10, 1996, the Company operated under Murphy's consolidated cash management policy. Under this policy, Deltic remitted cash funds generated in excess of its daily requirements to Murphy. Such remitted funds gave rise to an interest-bearing receivable that was due on demand.

Prior to December 31, 1996, the Company classified the receivable as noncurrent since it did not anticipate receiving payment within the next year. At December 31, 1996, the receivable has been included as a current asset in Other Receivables since the intercompany relationship to Murphy has been dissolved and since payment of the net balance due Deltic is expected within the next year. The net receivable from Murphy totaled $1,858,000 at December 31, 1996 and $29,951,000 at December 31, 1995. Deltic's interest income from this receivable was $2,374,000 in 1996, $1,978,000 in 1995, and $1,047,000 in 1994. For 1997,
no interest income from Murphy will be realized due to the fact that the receivable from Murphy, after December 31, 1996, will not be interest-bearing.

The Company recorded charges of $1,250,000 in 1996, $2,015,000 in 1995, and $1,935,000 in 1994 for administrative and financial services provided by Murphy on Deltic's behalf. Included in the 1996 charges is $460,000 allocated by Murphy to the Company for its share of spin-off costs incurred. Of the total amount expensed during 1996, $630,000 ($384,000 net of tax) was a capital contribution by Murphy (recorded as an adjustment to Capital in Excess of Par Value in the Consolidated Balance Sheet at December 31, 1996) since payment was not required for this amount of services. These amounts were included in General and Administrative Expenses in the Consolidated Statements of Income for the respective years. General and Administrative Expenses in 1994 include a credit of $1,056,000 related to reallocation of certain retirement plan assets among affiliates of Murphy.

                           DELTIC TIMBER CORPORATION
                   Notes to Consolidated Financial Statements
                               December 31, 1996


In addition, capital contributions by Murphy were recorded as a result of the transfer of $1,177,000 for prepaid retirement cost and $1,419,000 for accrued APBO obligations from Murphy to Deltic for employees and retirees transferred between the two companies. These capital contributions ($1,687,000 net of tax) were recorded as adjustments to Capital in Excess of Par Value in the Consolidated Balance Sheet at December 31, 1996.

NOTE M - SUPPLEMENTAL CASH FLOWS DISCLOSURES

Interest paid was $110,000, $273,000, and $17,000 in 1996, 1995, and 1994.  Cash
paid for state income taxes, net of refunds, was $1,016,000, $1,825,000, and $1,797,000 in 1996, 1995, and 1994. Federal income taxes for the three years ended December 31, 1996 were included in Murphy's consolidated tax return and were settled through intercompany accounts.

Noncash investing and financing activities excluded from the Consolidated Statements of Cash Flows were an addition of $1,656,000 during 1996 to the noncurrent receivable from Murphy as a result of recording the transfer of all mineral leases acquired by Deltic in 1995, and the assumption of debt in the amount of $6,276,000 in 1995 related to acquisition of land and timber-cutting rights.

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at December 31, 1996 and 1995. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes U. S. government securities, trade accounts receivable, trade accounts payable, and accrued liabilities, all of which had fair values approximating carrying values.

                                        1996                      1995
                                ----------------------  ------------------------
                                Carrying or  Estimated  Carrying or   Estimated
                                 Notional      Fair       Notional       Fair
        (Thousands of dollars)    Amount       Value       Amount       Value
                                -----------  ---------  ------------  ----------
 Financial liabilities
   Long-term debt, including
     current maturities              $4,383      4,401       (4,802)     (4,878)
 Off-balance sheet exposures
   Letters of credit                  1,080      1,080         (682)       (682)

Long-term debt, including current maturities -- The fair value is estimated based on current rates offered the Company for debt of the same maturities.

Letter of credit -- The fair value is based on the estimated cost to settle these obligations.

                           DELTIC TIMBER CORPORATION
                   Notes to Consolidated Financial Statements
                               December 31, 1996


NOTE O - CONCENTRATION OF CREDIT RISKS

The Company's primary credit risk is from trade accounts receivable. These receivables arise primarily from sales of timber and wood products to a large number of customers. The credit history and financial condition of potential customers are reviewed before credit is extended, security may be obtained then or later, routine follow-up evaluations are made, and an allowance for doubtful accounts is maintained, generally based upon a risk evaluation of specific customers. Historically, the Company has not incurred any significant credit-related losses, and at December 31, 1996, the Company had no significant concentration of credit risk outside the timber and wood products industry.

NOTE P - BUSINESS SEGMENTS

Information about the Company's business segments is summarized in the following tables.

(Thousands of dollars)                1996       1995      1994
                                    ---------  --------  --------
 Net sales
   Forest Products                  $ 69,567    68,258    73,636
   Real Estate                         6,346     4,188     9,635
   Agriculture                        10,585     8,216     9,186
                                    --------   -------   -------
                                    $ 86,498    80,662    92,457
                                    ========   =======   =======

 Income before income taxes
   Forest Products                  $ 15,870    14,748    24,818
   Real Estate                         1,578       999     3,637
   Agriculture                         2,760       373     1,896
   Corporate                          (2,268)   (2,777)   (1,976)
                                    --------   -------   -------
     Operating income                 17,940    13,343    28,375
   Interest income                     3,070     2,668     1,634
   Interest expense                     (284)     (309)       (5)
   Other income                        1,207       192       572
                                    --------   -------   -------
                                    $ 21,933    15,894    30,576
                                    ========   =======   =======

 Identifiable assets at year-end
   Forest Products                  $117,518   118,375   114,725
   Real Estate                        25,516    20,961    17,770
   Agriculture                        11,697    11,613    12,420
   Corporate                          25,347    34,298    24,458
                                    --------   -------   -------
                                    $180,078   185,247   169,373
                                    ========   =======   =======

 Depreciation, amortization, and
   cost of fee timber harvested
   Forest Products                  $  3,556     3,307     3,270
   Real Estate                           120        31        25
   Agriculture                           515       561       561
   Corporate                             (82)      154        30
                                    --------   -------   -------
                                    $  4,109     4,053     3,886
                                    ========   =======   =======


                           DELTIC TIMBER CORPORATION
                   Notes to Consolidated Financial Statements
                               December 31, 1996


(Thousands of dollars)                             1996        1995      1994
                                                 --------    --------   -------
Capital expenditures
  Forest Products                                 $ 2,900       7,216     6,167
  Real Estate                                       6,669       4,638     3,849
  Agriculture                                         272         245       266
  Corporate                                         1,512       1,538        66
                                                  -------      ------    ------
                                                  $11,353      13,637    10,348
                                                  =======      ======    ======

NOTE Q - FINANCIAL RESULTS BY QUARTER (UNAUDITED)

(Thousands of dollars - except per share amounts)

                                                               Three Months Ended
                                  ---------------------------------------------------------------------------
                                         March 31,                  June 30,     September 30,   December 31,
                                  ----------------------       ---------------  --------------  --------------
                                     1996           1995          1996    1995    1996    1995    1996    1995
                                  -------         ------        ------  ------  ------  ------  ------  ------
Net sales                         $19,318         22,612        19,493  19,810  25,651  19,574  22,036  18,666
                                  -------         ------        ------  ------  ------  ------  ------  ------
Cost and expenses
 Cost of sales                     12,784         13,262        13,604  14,012  18,273  15,828  16,415  16,495
 Depreciation,
  amortization, and
  cost of fee timber
  harvested                         1,285            970           804   1,003   1,015   1,037   1,005   1,043
 General and
  administrative
  expenses                            990            650           999     648     978   1,356     406   1,015
                                  -------         ------        ------  ------  ------  ------  ------  ------
   Total cost of
    sales                          15,059         14,882        15,407  15,663  20,266  18,221  17,826  18,553
                                  -------         ------        ------  ------  ------  ------  ------  ------

Operating income                  $ 4,259          7,730         4,086   4,147   5,385   1,353   4,210     113
                                  =======         ======        ======  ======  ======  ======  ======  ======

Net income                        $ 3,151          5,069         2,850   2,966   4,280   1,204   2,880     777
                                  =======         ======        ======  ======  ======  ======  ======  ======
Net income per
 common share                        $.25            .40           .22     .23     .33     .09     .23     .06
                                  =======         ======        ======  ======  ======  ======  ======  ======


                              REPORT OF MANAGEMENT
                              --------------------



The management of Deltic Timber Corporation has prepared and is responsible for the Company's consolidated financial statements. The statements are prepared in conformity with generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management has, when necessary, made judgments and estimates with consideration given to materiality.

The Company maintains internal control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use, that the accounting records accurately reflect business transactions, and that the transactions are in accordance with management's authorization. The design, monitoring, and revision of the systems of internal control involve, among other things, our judgment with respect to the relative cost and expected benefits of specific control measures. Since being spun off by Murphy Oil Corporation on December 31, 1996, the Company has engaged an outside accounting firm to provide internal audit services in order to monitor the effectiveness of the controls, while independently and systematically evaluating and formally reporting on the adequacy and effectiveness of components of the system.

The Company's consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants, who have expressed their opinion with respect to the fairness of the consolidated financial statements. Their audit was conducted in accordance with generally accepted auditing standards, which includes the consideration of the Company's internal controls to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management. The Board of Directors will appoint the independent auditors; ratification of the appointment will be solicited annually from the shareholders.

The Audit Committee of the Board of Directors is composed of directors who are not officers or employees of the Company. The Committee will meet periodically with the independent certified public accountants, the firm providing internal audit services, and management. The Committee will consider the audit scope and discuss internal control, financial and reporting matters, and the scope and results of audits. The independent auditors have unrestricted access to the Committee, without management's presence, to discuss audit findings and other financial matters.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
Deltic Timber Corporation:



We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Consolidated Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deltic Timber Corporation and Consolidated Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP
Shreveport, Louisiana
February 28, 1997


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The age (at January 1, 1997), present corporate office, and length of service in office of each of the Company's executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

     Robert C. Nolan - Age 55; Chairman of the Board effective December 17, 1996. For the past 25 years, Mr. Nolan has been Managing Partner of Munoco Company, an Arkansas partnership principally engaged in the exploration for and production of oil and gas. In addition, Mr. Nolan has over 25 years experience in timberland management.

     Ron L. Pearce - Age 55; President and Chief Executive Officer and a director of the Company effective December 17, 1996. Since June 1993, Mr. Pearce has been President of Deltic Farm & Timber Co., Inc. ("Deltic Farm & Timber"), the predecessor corporation of the Company. Prior to such time, Mr. Pearce was Manager of Operations and Planning for Deltic Farm & Timber, a position he held beginning in February, 1991.

     Emily R. Evers - Age 46; Controller effective December 31, 1996. Since 1989, Ms. Evers has been Controller of Deltic Farm & Timber.

     W. Bayless Rowe - Age 44; General Counsel and Secretary effective December 31, 1996. Since 1988, Mr. Rowe has been Secretary and General Attorney of Murphy Oil Corporation ("Murphy").

     Clefton D. Vaughan - Age 55; Vice President, Finance and Administration and Treasurer effective December 31, 1996. Since October 1994, Mr. Vaughan has been Vice President of Murphy, a position he also held from 1989 through October 1992. From October 1992 to October 1994, Mr. Vaughan was Vice President of Murphy Exploration and Production Company.

     The balance of the information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1997 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the Proxy Statement.

                                    PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a. Financial Statement Schedules and Exhibits

        1. Consolidated Financial Statements

           Consolidated Balance Sheets - December 31, 1996 and 1995

           Consolidated Statements of Income for the Years Ended December 31, 1996, 1995, and 1994

           Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994

           Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995, and 1994

           Notes to Consolidated Financial Statements, including Consolidated Quarterly Income Information (unaudited)

           Independent Auditors' Report on Consolidated Financial Statements and Financial Statement Schedules

        2. Financial Statement Schedules

           Financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

        3. Exhibits

             3.1 Amended and Restated Certificate of Incorporation of Deltic Timber Corporation as of December 17, 1996

             3.2  Amended and Restated Bylaws of Deltic Timber Corporation

             4 Instruments Defining the Rights of Security Holders. Rights Agreement dated as of December 11, 1996 between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent.

                  Deltic Timber Corporation is party to several long-term debt instruments, none of which authorizes securities that exceed 10 percent of the total assets of Deltic Timber Corporation and its subsidiaries on a consolidated basis. Pursuant to Regulation S-K, item 601(b), paragraph 4(iii)(A), Deltic agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

            10.1  Deltic Timber Corporation 1996 Stock Incentive Plan

            10.2  Distribution Agreement

            10.3  Tax Sharing Agreement

            21    Subsidiaries of the Registrant

            27    Financial Data Schedule for 1996 (electronic filing only)

            99 Form 11-K, Annual Report for the fiscal year ended December 31, 1996, covering Combined Thrift Plans for Employees of Murphy Oil Corporation, Murphy Oil USA, Inc., and Deltic Timber Corporation. To be filed as an amendment of this Annual Report on Form 10-K, not later than 180 days after December 31, 1996.

           Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

     b. Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION



By:        /s/Ron L. Pearce                 Date:     March 27, 1997
   ------------------------------------          -----------------------------
         Ron L. Pearce, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1997 by the following persons on behalf of the registrant and in the capacities indicated.



           /s/Robert C. Nolan                       /s/William L. Rosoff
---------------------------------------     ----------------------------------
Robert C. Nolan, Chairman and Director             William L. Rosoff, Director



           /s/Ron L. Pearce                        /s/O. H. Darling, Jr.
---------------------------------------     ----------------------------------
   Ron L. Pearce, President and Chief             O. H. Darling, Jr., Director
       Executive Officer and Director
        (Principal Executive Officer)



           /s/R. Madison Murphy                     /s/John C. Shealy
---------------------------------------     -----------------------------------
      R. Madison Murphy, Director                 John C. Shealy, Director



           /s/Eric M. Heiner                       /s/Clefton D. Vaughan
---------------------------------------     -----------------------------------
         Eric M. Heiner, Director            Clefton D. Vaughan, Vice President,
                                               Finance and Administration
                                               (Principal Financial Officer)



           /s/Christoph Keller, III                /s/Emily R. Evers
---------------------------------------     -----------------------------------
      Christoph Keller, III, Director           Emily R. Evers, Controller
                                              (Principal Accounting Officer)



           /s/Alex R. Lieblong
---------------------------------------
       Alex R. Lieblong, Director