Form 10-Q
period 1997-03-31
DELTIC TIMBER CORP
filed 1997-05-13
CIK 1022469

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        Commission file number 1-12147

                           DELTIC TIMBER CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                                 71-0795870
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)

  200 Peach Street, P. O. Box 7200, El Dorado, Arkansas      71731-7200
       (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (870) 881-6634

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X    No    .
                            ---      ---

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on April 30, 1997, was $150,939,432. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% benficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at April 30, 1997, was 12,798,323.





================================================================================

            TABLE OF CONTENTS - FIRST QUARTER 1997 FORM 10-Q REPORT


                                                                     Page
                                                                    Numbers
                                                                    -------

                        PART I -  FINANCIAL INFORMATION

Item   1.  Financial Statements                                        3

Item   2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        10


                          PART II - OTHER INFORMATION

Item   1.  Legal Proceedings                                          12

Item   2.  Change in Securities                                       12

Item   3.  Defaults Upon Senior Securities                            12

Item   4.  Submission of Matters to a Vote of Security Holders        12

Item   5.  Other Information                                          12

Item   6.  Exhibits and Reports on Form 8-K                           12

Signatures                                                            13

                        PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                           DELTIC TIMBER CORPORATION
                          Consolidated Balance Sheets
                        -------------------------------
                            (Thousands of dollars)

                                                                  March 31,   December 31,
                                                                     1997         1996
                                                                  ----------  ------------
(unaudited)
Assets
 Current assets
  Cash and cash equivalents                                         $    428        16,635
  U. S. government securities                                         11,890         1,527
     Accounts receivable, less allowance for doubtful accounts         7,217         5,718
  Inventories                                                          4,965         5,436
  Prepaid expenses and other current assets                            2,932         2,386
                                                                    --------       -------
   Total current assets                                               27,432        31,702

 Investment in real estate held for development and sale              19,322        19,558
 Investment in Del-Tin Fiber, L.L.C.                                  10,083         6,811
 Timber and timberlands - net                                         97,638        90,320
 Property, plant, and equipment - net                                 28,579        28,902
 Deferred charges and other assets                                     3,057         2,785
                                                                    --------       -------

   Total assets                                                     $186,111       180,078
                                                                    ========       =======
Liabilities and Stockholders' Equity
 Current liabilities
  Current maturities of long-term debt                              $  1,739         1,698
  Trade accounts payable                                               2,222         2,031
  Accrued taxes other than income taxes                                1,047           780
  Other accrued liabilities                                            1,510           942
  Income taxes                                                         3,353           493
                                                                    --------       -------
   Total current liabilities                                           9,871         5,944

 Long-term debt                                                        1,002         2,685
 Accrued postretirement benefits                                       2,268         2,187
 Deferred credits and other liabilities                                2,997         2,554
 Stockholders' equity
  Preferred stock                                                          -             -
    Common stock                                                         128           128
  Capital in excess of par value                                      68,372        68,372
  Retained earnings                                                  101,473        98,208
                                                                    --------       -------
   Total stockholders' equity                                        169,973       166,708
                                                                    --------       -------

   Total liabilities and stockholders' equity                       $186,111       180,078
                                                                    ========       =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                 Consolidated Statements of Income (Unaudited)
                          Three Months Ended March 31
               ------------------------------------------------
               (Thousands of dollars, except per share amounts)


                                                    1997      1996
                                                  ---------  -------

Net sales                                          $24,364   19,318
                                                   -------   ------

Costs and expenses
 Cost of sales                                      13,655   12,608
 Depreciation, amortization, and
   cost of fee timber harvested                      1,260    1,285
 General and administrative expenses                 1,634    1,166
                                                   -------   ------

   Total costs and expenses                         16,549   15,059
                                                   -------   ------

   Operating income                                  7,815    4,259

Interest income                                        351      678
Interest expense                                       (81)     (70)
Other income                                            31      367
                                                   -------   ------

Income before income taxes                           8,116    5,234

Income taxes                                        (3,251)  (2,083)
                                                   -------   ------

   Net income                                      $ 4,865    3,151
                                                   =======   ======

Net income per Common share*                       $   .38      .25
                                                   =======   ======

Dividends per Common Share                         $ .0625      N/A
                                                   =======   ======

Average Common shares outstanding (thousands)*      12,798   12,798
                                                   =======   ======




*1996 amounts are presented on a pro forma basis. The spin-off distribution of the Company's Common Stock did not occur until December 31, 1996.

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
               Consolidated Statements of Cash Flows (Unaudited)
                          Three Months Ended March 31
               -------------------------------------------------
                            (Thousands of dollars)

                                                                   1997      1996
                                                                 --------   -------
Operating activities
 Net income                                                      $  4,865     3,151
 Adjustments to reconcile above income to
  net cash provided by operating activities
  Depreciation, amortization, and cost of fee timber harvested      1,260     1,285
  Deferred income taxes                                               (27)      162
  Gains from dispositions of assets                                   (30)      (47)
  Real estate costs recovered upon sale                               819       684
  (Increase)/decrease in operating working
    capital other than cash and cash equivalents                    1,513    (2,121)
  Other                                                               279       181
                                                                 --------   -------
     Net cash provided by operating activities                      8,679     3,295
                                                                 --------   -------

Investing activities
 Capital expenditures requiring cash                               (4,910)   (1,919)
 Net change in purchased stumpage inventory                        (4,139)   (1,685)
 Purchases of U. S. government securities                         (12,501)        -
 Maturities of U. S. government securities                          2,138         -
 Proceeds from dispositions of property, plant, and equipment          51        64
 Net (additions)/reductions to noncurrent receivable from Murphy        -       583
 Advances to Del-Tin Fiber, L.L.C.                                 (3,000)        -
 Other - net                                                           13       (35)
                                                                 --------   -------
     Net cash required by investing activities                    (22,348)   (2,992)
                                                                 --------   -------

Financing activities
 Cash required for reductions of long-term debt                    (1,738)     (355)
 Dividends paid                                                      (800)        -
                                                                 --------   -------
     Net cash required by financing activities                     (2,538)     (355)
                                                                 --------   -------

Net increase/(decrease) in cash and cash equivalents              (16,207)      (52)
Cash and cash equivalents at January 1                             16,635     1,431
                                                                 --------   -------

Cash and cash equivalents at March 31                            $    428     1,379
                                                                 ========   =======

Supplemental disclosures
 Cash income taxes paid, net of refunds                          $    239         -
                                                                 ========   =======

 Interest paid                                                   $    237        61
                                                                 ========   =======

 Additions to debt - owner financed purchased stumpage
      inventory                                                  $     95         -
                                                                 ========   =======

 Dividends declared, not paid                                    $    800         -
                                                                 ========   =======


See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                Consolidated Statements of Stockholders' Equity
                          Three Months Ended March 31
                -----------------------------------------------
                            (Thousands of dollars)


                                                        1997      1996
                                                      --------   -------
Cumulative Preferred Stock - $.01 par, authorized
   20,000,000 shares, none issued                     $      -         -


Common Stock - $.01 par, authorized 50,000,000
   shares, 12,798,323 shares issued                        128       128

Capital in excess of par value                          68,372    68,372

Retained earnings
    Balance at January 1                                98,208   103,860
    Net income for the quarter                           4,865     3,151
    Dividends declared                                  (1,600)        -
                                                      --------   -------
    Balance at March 31                                101,473   107,011
                                                      --------   -------

Total stockholders' equity                            $169,973   166,708
                                                      ========   =======


                           DELTIC TIMBER CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1997
                  ------------------------------------------



NOTE A - INTERIM FINANCIAL STATEMENTS

  The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The financial statements in Deltic's 1996 Annual Report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior period amounts have been reclassified to conform with 1997 presentation format.


NOTE B - NET INCOME PER COMMON SHARE

  This amount is computed by dividing net income for each period by the weighted average number of Common shares outstanding during the period. For 1996, this amount is presented on a pro forma basis and is calculated based on the number of shares issued in connection with the spin-off. The effects of assuming issuance of Common Stock for outstanding stock options were immaterial and do not impact the amounts presented.



NOTE C - INVENTORIES

  Inventories consisted of the following at the balance sheet dates:

                                  March 31,  December 31,
                                    1997         1996
                                  ---------  ------------
        (Thousands of dollars)
        Logs                         $1,495         1,366
        Finished products             3,359         3,912
        Materials and supplies          111           158
                                     ------        ------
                                     $4,965         5,436
                                     ======        ======


                           DELTIC TIMBER CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1997
                  ------------------------------------------



NOTE D - TIMBER AND TIMBERLANDS

  Timber and timberlands consisted of the following at the balance sheet dates:

                                                  March 31,   December 31,
                                                     1997         1996
                                                  ----------  -------------

        (Thousands of dollars)
        Purchased stumpage inventory              $  11,468          7,235
        Timberlands                                  37,967         37,401
        Fee timber                                   74,941         71,919
        Logging facilities                            1,588          1,588
                                                   --------        -------
                                                    125,964        118,143
        Less accumulated costs of fee timber
        harvested and facilities depreciation       (28,326)       (27,823)
                                                   --------        -------
                                                   $ 97,638         90,320
                                                   ========        =======

NOTE E - PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment consisted of the following at the balance sheet dates:

                                                  March 31,   December 31,
                                                     1997         1996
                                                  ----------  -------------

        (Thousands of dollars)
        Land and land improvements                $  7,325           7,272
        Buildings and structures                     7,036           6,836
        Machinery and equipment                     45,919          45,782
                                                  --------         -------
                                                    60,280          59,890
        Less accumulated depreciation              (31,701)        (30,988)
                                                  --------         -------
                                                  $ 28,579          28,902
                                                  ========         =======


NOTE F - IMPACT OF ACCOUNTING PRONOUNCEMENTS

  In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes the requirements for the computation of basic earnings per share and dilutive earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The effect of adoption of SFAS 128 is not expected to materially impact the Company's earnings per share.

                           DELTIC TIMBER CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1997
                  ------------------------------------------


NOTE G - BUSINESS SEGMENTS (UNAUDITED)

  Information about the Company's business segments is summarized in the following tables.



                                   Three Months Ended
                                       March 31,
                                   ------------------
(Thousands of dollars)               1997      1996
                                   ---------  -------

Net sales
    Forest Products                 $20,682   17,810
    Real Estate                       2,579    1,311
    Agriculture                       1,103      197
                                    -------   ------
                                    $24,364   19,318
                                    =======   ======


Income before income taxes
    Forest Products                 $ 7,493    4,793
    Real Estate                       1,285      375
    Agriculture                         498      (31)
    Corporate                        (1,461)    (878)
                                    -------   ------
        Operating income              7,815    4,259
    Interest income                     351      678
    Interest expense                    (81)     (70)
    Other income                         31      367
                                    -------   ------
                                    $ 8,116    5,234
                                    =======   ======


Depreciation, amortization, and
   cost of fee timber harvested
     Forest Products                $ 1,070    1,063
     Real Estate                         62        5
     Agriculture                        119      132
     Corporate                            9       85
                                    -------   ------
                                    $ 1,260    1,285
                                    =======   ======


Capital expenditures
     Forest Products                $ 4,149      285
     Real Estate                        569    1,355
     Agriculture                        105      113
     Corporate                           87      166
                                    -------   ------
                                    $ 4,910    1,919
                                    =======   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net income for the first quarter of 1997 was $4.9 million, $.38 a share, an increase of 54 percent when compared to first quarter of 1996 net income of $3.2 million ($.25 a share on a pro forma basis). Net cash provided by operating activities was $8.7 million, an increase of $5.4 million from a year ago.

     In the current quarter, operating income increased $3.5 million. The Forest Products segment increased $2.7 million due primarily to a 28-percent increase in finished lumber sales price and an 18-percent increase in the average price for pine sawtimber sold. Real Estate operations increased $.9 million as a result of an increase in average sales price for residential lots and the sale of a 13-acre commercial tract. Agriculture segment results increased $.5 million over the first quarter of 1996 due primarily to the timing of product sales. The cost of corporate functions increased $.6 million from a year ago.

     Forest Products segment generated net sales of $20.7 million in the current quarter compared to $17.8 million a year ago. Sales of pine sawtimber increased $1 million as the result of a $63 per thousand board feet Doyle scale ("MBF-DS") increase in average sales price to $407 per MBF-DS with virtually unchanged pine sawtimber harvest levels. Finished lumber sales increased $3.5 million due to an $82 per thousand board feet rise in sales price from $298 per thousand board feet a year ago and a five-percent increase in sales volume to 36.8 million board feet. Operating income was $7.5 million for the first quarter of 1997 compared to $4.8 million in the first quarter of 1996, a 56-percent increase, primarily the result of increased sales of finished lumber and pine sawtimber, partially offset by higher log cost incurred for sawmill operations.

     Real Estate operations recorded net sales of $2.6 million in the first quarter of 1997 compared to $1.3 million in the first quarter of 1996. Residential lot sales at the Company's Chenal Valley development decreased by nine lots to 18 lots. However, the average sales price increased from $46,000 to $63,000 per lot, an increase of 37 percent. A 13-acre commercial tract was sold in the first quarter of 1997 for $100,000 per acre, while no commercial development acreage was sold during the first quarter of 1996. Operating income was $1.3 million for the current quarter compared to $.4 million a year ago, due to the same factors impacting net sales.

     Agriculture segment net sales totaled $1.1 million in the current quarter compared to $.2 million a year ago and operating income was $.5 million in the first quarter of 1997 compared to break-even results during the first quarter of 1996, the result of the timing of product sales.

     Corporate operating expense was $1.5 million compared to $.9 million a year ago due to increased general and administrative expenses incurred as a public company.

     Interest income decreased $.3 million when compared to the first quarter of 1996, due mainly to settlement of the interest-bearing receivable from Murphy Oil Corporation, Deltic's parent prior to the spin-off. Income tax expense increased to $3.2 million for the current quarter from $2.1 million a year ago, due to higher pretax earnings.

FINANCIAL CONDITION

     During the first quarter of 1997, net cash provided by operating activities totaled $8.7 million compared to $3.3 million during the first quarter of 1996. Changes in operating working capital, other than cash and cash equivalents, provided cash of $1.5 million for the first three months of 1997, but required cash of $2.1 million for the 1996 period.

     Capital expenditures required cash of $4.9 million in the current quarter and $1.9 million a year ago. The increase was primarily due to $3.5 million utilized to acquire additional timberlands. Total capital expenditures, including those not requiring cash, are summarized by segment in the following table .


                -----------------------------------------
                                           Three Months
                                          Ended March 31,
                -----------------------------------------
                (Thousands of dollars)       1997   1996
                -----------------------------------------
                Forest Products             $4,149    285
                Real Estate                    569  1,355
                Agriculture                    105    113
                Corporate                       87    166
                -----------------------------------------
                                            $4,910  1,919
                =========================================


     The net change in purchased stumpage inventory required cash of $4.1 million in the first quarter of 1997 and $1.7 million a year ago. During the current quarter, the Company invested cash of $10.4 million in U.S. government securities, made advances to Del-Tin Fiber, L.L.C. of $3 million, and paid dividends of $.8 million. Cash required to repay long-term debt amounted to $1.7 million in the first quarter of 1997 and $.4 million in the first quarter of 1996. These uses of funds resulted in an $8.2 million reduction in working capital from December 31, 1996, to $17.6 million at March 31, 1997.

                          PART II - OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.


ITEM 2.    CHANGES IN SECURITIES

     None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.    OTHER INFORMATION

     None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DELTIC TIMBER CORPORATION



By:        /s/Ron L. Pearce                      Date:   May 14, 1997
   ----------------------------------                    ------------
       Ron L. Pearce, President
     (Principal Executive Officer)



        /s/Clefton D. Vaughan                    Date:   May 14, 1997
   -----------------------------------                   ------------
   Clefton D. Vaughan, Vice President,
       Finance and Administration
     (Principal Financial Officer)


           /s/Emily R. Evers                     Date:   May 14, 1997
   -----------------------------------                   ------------
       Emily R. Evers, Controller
     (Principal Accounting Officer)