Form 10-K/A
period 1996-12-31
DELTIC TIMBER CORP
filed 1997-05-15
CIK 1022469

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                AMENDMENT NO. 2

                                      TO

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
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X    No
                            ---      ---.

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


ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents certain selected consolidated financial data for each of the years ended in the five-year period ended December 31, 1996:

(Dollars, except per share amounts, in thousands)      1996       1995       1994       1993       1992
                                                     ---------  ---------  ---------  ---------  ---------

RESULTS OF OPERATIONS FOR THE YEAR

Net sales..........................................   $ 86,498     80,662     92,457     69,448     60,528
Operating income...................................   $ 17,940     13,343     28,375     17,378      9,364
Income before income taxes.........................   $ 21,933     15,894     30,576     18,539     10,990
Net income.........................................   $ 13,161     10,016     18,142      7,335      6,661
Net income per Common share*.......................   $   1.03        N/A        N/A        N/A        N/A
Net cash provided by operating activities..........   $ 21,731     16,865     23,894     16,200     11,679
Percentage return on
    Average stockholders' equity...................        7.8        6.1       12.0        5.3        5.0
    Average borrowed and invested capital..........        7.9        6.2       12.0        5.3        5.1
    Average total assets...........................        7.2        5.7       11.3        5.1        4.9

CAPITAL EXPENDITURES FOR THE YEAR

    Forest Products................................   $  2,900      7,216      6,167      4,573      5,691
    Real Estate....................................      6,669      4,638      3,849      5,674      2,659
    Agriculture....................................        272        245        266        395        480
    Corporate......................................      1,512      1,538         66         40         19
                                                      --------    -------    -------    -------    -------
                                                      $ 11,353     13,637     10,348     10,682      8,849
                                                      ========    =======    =======    =======    =======

FINANCIAL CONDITION AT YEAR-END

    Working capital................................   $ 25,758      6,822     11,314     11,520      9,824
    Current ratio..................................   5.3 to 1   1.9 to 1   3.4 to 1   4.5 to 1   3.9 to 1
    Total assets...................................   $180,078    185,247    169,373    150,761    139,478
    Long-term debt.................................   $  2,685      2,817        163         54        174
    Stockholders' equity...........................   $166,706    170,289    160,273    142,131    134,796
    Debt to equity ratio...........................  .016 to 1  .017 to 1  .001 to 1  .001 to 1  .001 to 1


   *1996 amount presented on a pro forma basis.

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


RESULTS OF OPERATIONS

     Consolidated net income for 1996 was $13.2 million, $1.03 a share on a pro forma basis, an increase of 31 percent when compared to $10 million in 1995. The Company earned $18.1 million in 1994.

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

                                            Years Ended December 31,
                                          ----------------------------
                                            1996      1995      1994
                                          --------  --------  --------
                                            (millions of dollars)
Net sales
    Forest Products                          $69.6     68.3      73.7
    Real Estate                                6.3      4.2       9.6
    Agriculture                               10.6      8.2       9.2
                                             -----    -----     -----
        Net sales                            $86.5     80.7      92.5
                                             =====    =====     =====

Operating income and net income
    Forest Products                          $15.9     14.7      24.8
    Real Estate                                1.6      1.0       3.7
    Agriculture                                2.8      0.4       1.9
    Corporate                                 (2.3)    (2.8)     (2.0)
                                             -----    -----     -----
        Operating income                      18.0     13.3      28.4
Net interest income                            2.8      2.4       1.6
Other income                                   1.2      0.2       0.6
Income tax expense                            (8.8)    (5.9)    (12.5)
                                             -----    -----     -----
        Net income                           $13.2     10.0      18.1
                                             =====    =====     =====


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

                                    Years Ended December 31,
                                  ----------------------------
                                    1996      1995      1994
                                  --------  --------  --------
                                     (millions of dollars)

Forest Products                      $ 2.9       7.2       6.1
Real Estate                            6.7       4.7       3.8
Agriculture                            0.3       0.2       0.3
Corporate                              1.5       1.5       0.1
                                     -----     -----     -----
        Capital expenditures         $11.4      13.6      10.3
                                     =====     =====     =====


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

                           DELTIC TIMBER CORPORATION
                       Consolidated Statements of Income
                      Three Years Ended December 31, 1996
                      -----------------------------------
                            (Thousands of dollars)


                                            1996       1995      1994
                                        ------------  -------  --------

Net sales                               $    86,498   80,662    92,457
                                        -----------   ------   -------

Costs and expenses
 Cost of sales                               61,076   59,597    57,364
 Depreciation, amortization, and
   cost of fee timber harvested               4,109    4,053     3,886
 General and administrative expenses          3,373    3,669     2,832
                                        -----------   ------   -------

   Total costs and expenses                  68,558   67,319    64,082
                                        -----------   ------   -------

   Operating income                          17,940   13,343    28,375

Interest income                               3,070    2,668     1,634
Interest expense                               (284)    (309)       (5)
Other income                                  1,207      192       572
                                        -----------   ------   -------

Income before income taxes                   21,933   15,894    30,576

Income taxes                                 (8,772)  (5,878)  (12,434)
                                        -----------   ------   -------

   Net income                           $    13,161   10,016    18,142
                                        ===========   ======   =======

Net income per Common share*                  $1.03      N/A       N/A
                                        ===========   ======   =======

Average Common shares outstanding*       12,798,323      N/A       N/A
                                        ===========   ======   =======




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

                           DELTIC TIMBER CORPORATION
                Consolidated Statements of Stockholders' Equity
                      Three Years Ended December 31, 1996
               ------------------------------------------------
                            (Thousands of dollars)


                                                         1996      1995     1994
                                                       ---------  -------  -------
Cumulative Preferred Stock - $.01 par, authorized
  20,000,000 shares, none issued                       $       -        -        -
                                                       ---------  -------  -------

Common Stock - $.01 par, authorized 50,000,000
  shares, 12,798,323 shares issued at beginning
  and end of year*                                           128      128      128
                                                       ---------  -------  -------

Capital in excess of par value*
 Balance at beginning of year                             66,301   66,301   66,301
 Capital contributions by Murphy for administrative
   and financial services, net of tax                        384        -        -
 Transfer of prepaid retirement and accrued
   postretirement benefit obligation from Murphy
   at spin-off, net of tax                                 1,687        -        -
                                                       ---------  -------  -------
 Balance at end of year                                   68,372   66,301   66,301
                                                       ---------  -------  -------

Retained earnings
 Balance at beginning of year                            103,860   93,844   75,702
 Net income for year                                      13,161   10,016   18,142
 Noncash dividends to Murphy                             (18,813)       -        -
                                                       ---------  -------  -------
 Balance at end of year                                   98,208  103,860   93,844
                                                       ---------  -------  -------

Total stockholders' equity                             $ 166,708  170,289  160,273
                                                       =========  =======  =======




*1995 and 1994 amounts have been reclassified to reflect the Company's capital structure at December 31, 1996.

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

 Revenue Recognition - Revenue from the sale of lumber, wood by-products, and agricultural goods is generally recorded at the time of shipment. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser. Revenue from intrasegment timber sales is recorded when the timber is harvested; such intrasegment sales, which are made at market prices, are eliminated in the consolidated financial statements. Revenue on real estate sales is recorded when the sale is closed and legal title is transferred.

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

NOTE C - INVENTORIES

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

NOTE H - LONG-TERM DEBT

 Long-term debt at each year-end consisted of the following:

 (Thousands of dollars)                                       1996      1995
                                                             -------   -------
 Installment timber notes payable, average interest rate
   of 5.8%, due 1997-2000                                    $ 3,595    4,006
 Note payable, 8%, due 1999                                      750      750
 Other notes payable, 9%, due 1997-2000                           38       46
                                                             -------   ------
                                                               4,383    4,802
   Less current maturities                                    (1,698)  (1,985)
                                                             -------   ------
                                                             $ 2,685    2,817
                                                             =======   ======


 Amounts becoming due after 1997 are: 1998, $1,699,000; 1999, $868,000; and
 2000, $118,000.

NOTE I - INCOME TAXES

 The components of income tax expense/(benefits) for the three years ended December 31, 1996, were as follows.


 (Thousands of dollars)               1996      1995     1994
                                      ----      ----     ----
 Federal
   Current                           $7,270     5,086   10,006
   Deferred                              52      (203)     570
                                     ------   -------   ------
                                      7,322     4,883   10,576
 State
   Current                            1,450       995    1,858
                                     ------   -------   ------
     Total                           $8,772     5,878   12,434
                                     ======   =======   ======

 Following is a reconciliation of the U. S. statutory income tax rate to the Company's effective rates on income before income taxes.


                                                          1996   1995   1994
                                                          ----   ----   ----
 Statutory income tax rate                                  35%    35%    35%
 State income taxes, net of federal income tax benefit       4      4      4
 Other                                                       1     (2)     2
                                                          ----   ----   ----
   Effective income tax rate                                40%    37%    41%
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
                                    ========   =======   =======


                           DELTIC TIMBER CORPORATION
                  Notes to Consolidated Financial Statements
                               December 31, 1996


 (Thousands of dollars)           1996     1995    1994
                                 -------   -----   -----
 Capital expenditures
  Forest Products                $ 2,900   7,216   6,167
  Real Estate                      6,669   4,638   3,849
  Agriculture                        272     245     266
  Corporate                        1,512   1,538      66
                                 -------  ------   -----
                                 $11,353  13,637  10,348
                                 =======  ======  ======

NOTE Q - FINANCIAL RESULTS BY QUARTER (UNAUDITED)


(Thousands of dollars - except per share amounts)

                                                  Three Months Ended
                         -----------------------------------------------------------------
                            March 31,         June 30,       September 30,  December 31,
                         ---------------  ----------------  --------------  --------------
                           1996    1995     1996     1995    1996    1995    1996    1995
                         -------  ------  -------  -------  ------  ------  ------  ------
Net sales                $19,318  22,612   19,493   19,810  25,651  19,574  22,036  18,666
                         -------  ------  -------  -------  ------  ------  ------  ------

Cost and expenses
 Cost of sales            12,784  13,262   13,604   14,012  18,273  15,828  16,415  16,495
 Depreciation,
  amortization, and
  cost of fee timber
  harvested                1,285     970      804    1,003   1,015   1,037   1,005   1,043
 General and
  administrative
  expenses                   990     650      999      648     978   1,356     406   1,015
                         -------  ------  -------  -------  ------  ------  ------  ------
  Total cost of
   sales                  15,059  14,882   15,407   15,663  20,266  18,221  17,826  18,553
                         -------  ------  -------  -------  ------  ------  ------  ------

Operating income         $ 4,259   7,730    4,086    4,147   5,385   1,353   4,210     113
                         =======  ======  =======  =======  ======  ======  ======  ======

Net income               $ 3,151   5,069    2,850    2,966   4,280   1,204   2,880     777
                         =======  ======  =======  =======  ======  ======  ======  ======

Net income per
 common share*           $   .25     N/A      .22      N/A     .33     N/A     .23     N/A
                         =======  ======  =======  =======  ======  ======  ======  ======




*1996 amounts presented on a pro forma basis.

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


DELTIC TIMBER CORPORATION



By:          /s/ Ron L. Pearce                  Date:        May 7, 1997
   ---------------------------------------           ---------------------------
          Ron L. Pearce, President
        (Principal Executive Officer)



          /s/ Clefton D. Vaughan                 Date:       May 7, 1997
------------------------------------------            --------------------------
     Clefton D. Vaughan, Vice President,
         Finance and Administration
       (Principal Financial Officer)



           /s/ Emily R. Evers                    Date:       May 7, 1997
------------------------------------------            --------------------------
        Emily R. Evers, Controller
      (Principal Accounting Officer)