Form 10-Q/A
period 1997-03-31
DELTIC TIMBER CORP
filed 1997-05-27
CIK 1022469

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-Q/A

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

================================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           DELTIC TIMBER CORPORATION
                          Consolidated Balance Sheets
                        -------------------------------
                            (Thousands of dollars)

                                                                  March 31,    December 31,
                                                                     1997         1996
                                                                  -----------  ------------
                                                                  (unaudited)

Assets
 Current assets
  Cash and cash equivalents                                         $    428        16,635
  U. S. government securities                                         11,890         1,527
     Accounts receivable, less allowance for doubtful accounts         7,217         5,718
  Inventories                                                          4,965         5,436
  Prepaid expenses and other current assets                            2,932         2,386
                                                                    --------       -------
   Total current assets                                               27,432        31,702

 Investment in real estate held for development and sale              19,322        19,558
 Investment in Del-Tin Fiber, L.L.C.                                  10,083         6,811
 Timber and timberlands - net                                         97,638        90,320
 Property, plant, and equipment - net                                 28,579        28,902
 Deferred charges and other assets                                     3,057         2,785
                                                                    --------       -------
    Total assets                                                    $186,111       180,078
                                                                    ========       =======
Liabilities and Stockholders' Equity
 Current liabilities
  Current maturities of long-term debt                              $  1,739         1,698
  Trade accounts payable                                               2,222         2,031
  Accrued taxes other than income taxes                                1,047           780
  Other accrued liabilities                                            1,510           942
  Income taxes                                                         3,353           493
                                                                    --------       -------
   Total current liabilities                                           9,871         5,944

 Long-term debt                                                        1,002         2,685
 Accrued postretirement benefits                                       2,268         2,187
 Deferred credits and other liabilities                                2,997         2,554
 Stockholders' equity
    Preferred stock                                                        -             -
    Common stock                                                         128           128
  Capital in excess of par value                                      68,372        68,372
  Retained earnings                                                  101,473        98,208
                                                                    --------       -------
   Total stockholders' equity                                        169,973       166,708
                                                                    --------       -------

   Total liabilities and stockholders' equity                       $186,111       180,078
                                                                    ========       =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                 Consolidated Statements of Income (Unaudited)
                          Three Months Ended March 31
                 ---------------------------------------------
               (Thousands of dollars, except per share amounts)


                                                    1997      1996
                                                  ---------  -------

Net sales                                          $24,364   19,318
                                                   -------   ------

Costs and expenses
 Cost of sales                                      13,655   12,784
 Depreciation, amortization, and
   cost of fee timber harvested                      1,260    1,285
 General and administrative expenses                 1,634      990
                                                   -------   ------

   Total costs and expenses                         16,549   15,059
                                                   -------   ------

   Operating income                                  7,815    4,259

Interest income                                        351      678
Interest expense                                       (81)     (70)
Other income                                            31      367
                                                   -------   ------

Income before income taxes                           8,116    5,234

Income taxes                                        (3,251)  (2,083)
                                                   -------   ------

   Net income                                      $ 4,865    3,151
                                                   =======   ======

Net income per Common share*                       $   .38      .25
                                                   =======   ======

Dividends per Common Share                         $ .0625      N/A
                                                   =======   ======

Average Common shares outstanding (thousands)*      12,798   12,798
                                                   =======   ======




*1996 amounts are presented on a pro forma basis. The spin-off distribution of the Company's Common Stock did not occur until December 31, 1996.

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
               Consolidated Statements of Cash Flows (Unaudited)
                          Three Months Ended March 31
               -------------------------------------------------
                            (Thousands of dollars)

                                                                             1997                     1996
                                                                           --------                 --------
Operating activities
 Net income                                                                $  4,865                    3,151
 Adjustments to reconcile above income to
  net cash provided by operating activities
  Depreciation, amortization, and cost of fee timber harvested                1,260                    1,285
  Deferred income taxes                                                         (27)                     162
  Gains from dispositions of assets                                             (30)                     (47)
  Real estate costs recovered upon sale                                         819                      684
  (Increase)/decrease in operating working
    capital other than cash and cash equivalents                              1,513                   (2,121)
  Other                                                                         279                      181
                                                                           --------                  -------
     Net cash provided by operating activities                                8,679                    3,295
                                                                           --------                  -------

Investing activities
 Capital expenditures requiring cash                                         (4,910)                  (1,919)
 Net change in purchased stumpage inventory                                  (4,139)                  (1,685)
 Purchases of U. S. government securities                                   (12,501)                       -
 Maturities of U. S. government securities                                    2,138                        -
 Proceeds from dispositions of property, plant, and equipment                    51                       64
 Net (additions)/reductions to noncurrent receivable from Murphy                  -                      583
 Advances to Del-Tin Fiber, L.L.C.                                           (3,000)                       -
 Other - net                                                                     13                      (35)
                                                                           --------                  -------
     Net cash required by investing activities                              (22,348)                  (2,992)
                                                                           --------                  -------

Financing activities
 Cash required for reductions of long-term debt                              (1,738)                    (355)
 Dividends paid                                                                (800)                       -
                                                                           --------                  -------
     Net cash required by financing activities                               (2,538)                    (355)
                                                                           --------                  -------

Net increase/(decrease) in cash and cash equivalents                        (16,207)                     (52)
Cash and cash equivalents at January 1                                       16,635                    1,431
                                                                           --------                  -------

Cash and cash equivalents at March 31                                      $    428                    1,379
                                                                           ========                  =======

Supplemental disclosures
 Cash income taxes paid, net of refunds                                    $    239                        -
                                                                           ========                  =======

 Interest paid                                                             $    237                       61
                                                                           ========                  =======

   Additions to debt - owner financed purchased stumpage
      inventory                                                            $     95                        -
                                                                           ========                  =======

 Dividends declared, not paid                                              $    800                        -
                                                                           ========                  =======


See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                Consolidated Statements of Stockholders' Equity
                          Three Months Ended March 31
                -------------------------------------------------
                            (Thousands of dollars)

                                                                                1997            1996
                                                                              -------         -------
Cumulative Preferred Stock - $.01 par, authorized
 20,000,000 shares, none issued                                               $     -               -

Common Stock - $.01 par, authorized 50,000,000
 shares, 12,798,323 shares issued                                                 128             128

Capital in excess of par value                                                 68,372          68,372

Retained earnings
 Balance at January 1                                                          98,208         103,860
 Net income for the quarter                                                     4,865           3,151
 Dividends declared                                                            (1,600)              -
                                                                             --------         -------
 Balance at March 31                                                          101,473         107,011
                                                                             --------         -------

Total stockholders' equity                                                   $169,973         166,708
                                                                             ========         =======

                           DELTIC TIMBER CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1997
                  -------------------------------------------



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
                             ======           ======

                           DELTIC TIMBER CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1997
                  -------------------------------------------


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

                           DELTIC TIMBER CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1997
                 --------------------------------------------


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