Form 10-Q
period 1997-06-30
DELTIC TIMBER CORP
filed 1997-08-13
CIK 1022469

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

 (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1997

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        Commission file number 1-12147

                           DELTIC TIMBER CORPORATION
            (Exact name of registrant as specified in its charter)

           Delaware                                    71-0795870
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


210 E. Elm Street, P. O. Box 7200, El Dorado, Arkansas           71731-7200
       (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (870) 881-9400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X    No
                            ---      ---

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on July 31, 1997, was $ 159,337,591. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% benficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at July 31, 1997, was 12,798,323.


================================================================================

           TABLE OF CONTENTS - SECOND QUARTER 1997 FORM 10-Q REPORT


                                                                          Page
                                                                         Numbers
                                                                         -------

                        PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                              3

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                13

Item 2.   Change in Securities                                             13

Item 3.   Defaults Upon Senior Securities                                  13

Item 4.   Submission of Matters to a Vote of Security Holders              13

Item 5.   Other Information                                                14

Item 6.   Exhibits and Reports on Form 8-K                                 14

Signatures                                                                 15

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                           DELTIC TIMBER CORPORATION
                          Consolidated Balance Sheets
                        -------------------------------
                            (Thousands of dollars)

                                                                  June 30,  Dec. 31,
                                                                    1997      1996
                                                                  --------  --------
                                                                (unaudited)
Assets
 Current assets
  Cash and cash equivalents                                       $  2,572    16,635
  U. S. government securities                                        1,222     1,527
  Accounts receivable, less allowance for doubtful accounts          6,060     5,718
  Inventories                                                        6,224     5,436
  Prepaid expenses and other current assets                          5,807     2,386
                                                                  --------   -------
   Total current assets                                             21,885    31,702

 Investment in real estate held for development and sale            18,474    19,558
 Investment in Del-Tin Fiber, L.L.C.                                11,750     6,811
 Timber and timberlands - net                                      103,183    90,320
 Property, plant, and equipment - net                               33,563    28,902
 Deferred charges and other assets                                   3,513     2,785
                                                                  --------   -------

   Total assets                                                   $192,368   180,078
                                                                  ========   =======
Liabilities and Stockholders' Equity
 Current liabilities
  Current maturities of long-term debt                            $  1,739     1,698
  Notes payable                                                         44         -
  Trade accounts payable                                             4,283     2,031
  Accrued taxes other than income taxes                              1,263       780
  Other accrued liabilities                                          1,087       942
  Income taxes                                                           -       493
                                                                  --------   -------
   Total current liabilities                                         8,416     5,944

 Long-term debt                                                      4,002     2,685
 Accrued postretirement benefits                                     2,336     2,187
 Deferred credits and other liabilities                              3,097     2,554
 Stockholders' equity
  Preferred stock                                                        -         -
  Common stock                                                         128       128
  Capital in excess of par value                                    68,372    68,372
  Retained earnings                                                106,017    98,208
                                                                  --------   -------
   Total stockholders' equity                                      174,517   166,708
                                                                  --------   -------

   Total liabilities and stockholders' equity                     $192,368   180,078
                                                                  ========   =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                 Consolidated Statements of Income (Unaudited)
                -----------------------------------------------
               (Thousands of dollars, except per share amounts)


                                        Three Months Ended       Six Months Ended
                                              June 30,                June 30,
                                       --------------------    --------------------
                                         1997        1996        1997        1996
                                       --------    --------    --------    --------

Net sales                               $26,581      19,493      50,945      38,811
                                        -------      ------      ------      ------

Costs and expenses
    Cost of sales                        16,912      13,604      30,567      26,388
    Depreciation, amortization, and
       cost of fee timber harvested       1,162         804       2,422       2,089
    General and administrative
       expenses                           1,308         999       2,942       1,989
                                        -------      ------      ------      ------

        Total costs and expenses         19,382      15,407      35,931      30,466
                                        -------      ------      ------      ------

        Operating income                  7,199       4,086      15,014       8,345

Interest income                             138         691         489       1,369
Interest expense                            (87)        (70)       (168)       (140)
Other income                                 65          40          96         407
                                        -------      ------      ------      ------

Income before income taxes                7,315       4,747      15,431       9,981

Income taxes                             (2,771)     (1,897)     (6,022)     (3,980)
                                        -------      ------      ------      ------

        Net income                      $ 4,544       2,850       9,409       6,001
                                        =======      ======      ======      ======

Net income per Common share*               $.36         .22         .74         .47
                                        =======      ======      ======      ======

Dividends per Common share               $.0625         N/A        .125         N/A
                                        =======      ======      ======      ======

Average Common shares outstanding
 (thousands)*                            12,798      12,798      12,798      12,798
                                        =======      ======      ======      ======



* 1996 amounts are presented on a pro forma basis. The distribution of the Company's Common Stock did not occur until December 31, 1996.

  See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
               Consolidated Statements of Cash Flows (Unaudited)
                           Six Months Ended June 30
               -------------------------------------------------
                            (Thousands of dollars)

                                                      1997      1996
                                                    --------  --------
Operating activities
 Net income                                         $  9,409     6,001
 Adjustments to reconcile above income to
  net cash provided by operating activities
   Depreciation, amortization, and cost of fee
    timber harvested                                   2,422     2,089
   Deferred income taxes                                 248       277
   Gains from dispositions of assets                    (236)      (69)
   Real estate costs recovered upon sale               1,917     1,560
   (Increase)/decrease in operating working
     capital other than cash and cash
     equivalents                                      (1,766)   (3,643)
   Other                                                (553)      555
                                                    --------   -------
      Net cash provided by operating activities       11,441     6,770
                                                    --------   -------

Investing activities
 Capital expenditures requiring cash                 (17,556)   (4,355)
 Net change in purchased stumpage inventory           (3,633)     (410)
 Purchases of U. S. government securities            (17,113)        -
 Maturities of U. S. government securities            17,418         -
 Proceeds from dispositions of property, plant, and
  equipment                                              328        97
 Net (additions)/reductions to noncurrent receivable
  from Murphy                                              -    (1,219)
 Advances to Del-Tin Fiber, L.L.C.                    (4,667)        -
 Capital contribution from Murphy                          -       314
 Other - net                                              56    (1,743)
                                                    --------   -------
      Net cash required by investing activities      (25,167)   (7,316)
                                                    --------   -------

Financing activities
 Proceeds from long-term borrowings                    3,000         -
 Repayments of long-term debt                         (1,738)     (355)
 Dividends paid                                       (1,600)        -
 Other - net                                               1         -
                                                    --------   -------
      Net cash required by financing activities         (337)     (355)
                                                    --------   -------

Net increase/(decrease) in cash and cash
 equivalents                                         (14,063)     (901)
Cash and cash equivalents at January 1                16,635     1,431
                                                    --------   -------

Cash and cash equivalents at June 30                $  2,572       530
                                                    ========   =======

Supplemental disclosures
 Cash income taxes paid, net of refunds             $  6,832       430
                                                    ========   =======

 Interest paid                                      $    290        76
                                                    ========   =======

 Additions to debt - owner financed
   purchases of stumpage inventory                  $    140         -
                                                    ========   =======

                           DELTIC TIMBER CORPORATION
                Consolidated Statements of Stockholders' Equity
                -----------------------------------------------
                            (Thousands of dollars)

                                                      June 30,   Dec. 31,
                                                        1997       1996
                                                     ----------  ---------
                                                    (unaudited)

Cumulative Preferred Stock - $.01 par, authorized
 20,000,000 shares, none issued                       $      -          -

Common Stock - $.01 par, authorized 50,000,000
 shares, 12,798,323 shares issued                          128        128

Capital in excess of par value                          68,372     68,372

Retained earnings
  Balance at January 1                                  98,208    103,860
  Net income                                             9,409     13,161
  Dividends declared                                    (1,600)         -
  Noncash dividends to Murphy                                -    (18,813)
                                                      --------   --------
  Balance at end of period                             106,017     98,208
                                                      --------   --------

Total stockholders' equity                            $174,517    166,708
                                                      ========   ========


                           DELTIC TIMBER CORPORATION
                  Notes to Consolidated Financial Statements
                                 June 30, 1997
          -----------------------------------------------------------



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


NOTE B - NET INCOME PER COMMON SHARE

  This amount is computed by dividing net income for each period by the weighted average number of Common shares outstanding during the period. For 1996, this amount is presented on a pro forma basis and is calculated based on the number of shares issued in connection with the spin-off from Murphy Oil Corporation. The effects of assuming issuance of Common Stock for outstanding stock options were immaterial and do not impact the amounts presented.



NOTE C - INVENTORIES

  Inventories consisted of the following at the balance sheet dates:

                                             June 30,            Dec. 31,
                                                1997                1996
                                             --------            --------
    (Thousands of dollars)
    Logs                                       $2,729               1,366
    Finished products                           3,287               3,912
    Materials and supplies                        208                 158
                                               ------               -----
                                               $6,224               5,436
                                               ======               =====

                           DELTIC TIMBER CORPORATION
                  Notes to Consolidated Financial Statements
                                 June 30, 1997
          -----------------------------------------------------------



NOTE D - TIMBER AND TIMBERLANDS

  Timber and timberlands consisted of the following at the balance sheet dates:

                                                          June 30,   Dec. 31,
                                                             1997       1996
                                                          --------   --------
        (Thousands of dollars)
        Purchased stumpage inventory                      $ 11,005      7,235
        Timberlands                                         37,966     37,401
        Fee timber                                          81,295     71,919
        Logging facilities                                   1,590      1,588
                                                          --------   --------
                                                           131,856    118,143
        Less accumulated costs of fee timber harvested
         and facilities depreciation                       (28,673)   (27,823)
                                                          --------   --------
                                                          $103,183     90,320
                                                          ========   ========

NOTE E - PROPERTY, PLANT, AND EQUIPMENT

  Property, plant, and equipment consisted of the following at the balance sheet dates:

                                                          June 30,   Dec. 31,
                                                             1997       1996
                                                          --------   --------
        (Thousands of dollars)
        Land and land improvements                        $  7,330      7,272
        Buildings and structures                             7,090      6,836
        Machinery and equipment                             51,819     45,782
                                                          --------    -------
                                                            66,239     59,890
        Less accumulated depreciation                      (32,676)   (30,988)
                                                          --------    -------
                                                          $ 33,563     28,902
                                                          ========    =======

                           DELTIC TIMBER CORPORATION
                  Notes to Consolidated Financial Statements
                                 June 30, 1997
        --------------------------------------------------------------


NOTE F - BUSINESS SEGMENTS (UNAUDITED)

  Information about the Company's business segments is summarized in the following tables.

                                    Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
                                   -------------------       -------------------
                                     1997       1996           1997       1996
                                   --------   --------       --------   --------
Thousands of dollars)

Net sales
  Forest Products                   $23,211     17,357         43,893     35,167
  Real Estate                         3,127      1,734          5,706      3,045
  Agriculture                           243        402          1,346        599
                                    -------     ------         ------     ------
                                    $26,581     19,493         50,945     38,811
                                    =======     ======         ======     ======


Income before income taxes
  Forest Products                   $ 7,595      4,146         15,088      8,939
  Real Estate                           769        489          2,054        864
  Agriculture                            15         36            513          5
  Corporate                          (1,180)      (585)        (2,641     (1,463)
                                    -------     ------         ------     ------
    Operating income                  7,199      4,086         15,014      8,345
  Interest income                       138        691            489      1,369
  Interest expense                      (87)       (70)          (168       (140)
  Other income                           65         40             96        407
                                    -------     ------         ------     ------
                                    $ 7,315      4,747         15,431      9,981
                                    =======     ======         ======     ======


Depreciation, amortization, and
 cost of fee timber harvested
   Forest Products                  $   937        852          2,007      1,915
   Real Estate                           95          5            157         10
   Agriculture                          120        131            239        263
   Corporate                             10       (184)            19        (99)
                                    -------     ------         ------     ------
                                    $ 1,162        804          2,422      2,089
                                    =======     ======         ======     ======


Capital expenditures
   Forest Products                  $11,050        362         15,199        647
   Real Estate                        1,136      1,957          1,705      3,312
   Agriculture                          294         32            399        145
   Corporate                            166         85            253        251
                                    -------     ------         ------     ------
                                    $12,646      2,436         17,556      4,355
                                    =======     ======         ======     ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996


     Net income for the second quarter of 1997 was $4.5 million, $.36 a share, an increase of 59 percent when compared to the second quarter of 1996 net income of $2.8 million, ($.22 a share on a pro forma basis). Net cash provided by operating activities was $2.8 million compared to $3.5 million in the second quarter of 1996.


     In the current quarter, operating income increased $3.2 million. The Forest Products segment increased $3.5 million due primarily to a 58-percent increase in pine sawtimber harvest levels, a 16-percent increase in the average price for pine sawtimber sold, a 25-percent increase in average finished lumber sales price, and a 16-percent increase in finished lumber sales volume. Real Estate operations were up $.3 million as a result of an increase in the number of residential lots sold and an 18-percent rise in the average sales price. Agriculture segment results were virtually the same for both periods. The cost of corporate functions increased $.6 million from a year ago.

     Forest Products segment generated net sales of $23.2 million in the current quarter compared to $17.4 million a year ago. Sales of pine sawtimber increased $2.3 million as a result of a $56 per thousand board feet Doyle scale ("MBF-DS") increase in average sales price to $404 per MBF-DS with a 4.5 million board feet increase in pine sawtimber harvest volume to 12.3 million board feet. Finished lumber sales increased $3 million due to an $84 per thousand board feet rise in sales price to $418 and a 16-percent increase in sales volume to 41 million
board feet.   Operating income was $7.6 million for the second quarter of 1997 compared to $4.1 million in the second quarter of 1996, an 83-percent increase, primarily the result of increased sales of pine sawtimber and finished lumber, partially offset by higher cost of production, including log cost, for sawmill operations.

     Real Estate operations recorded net sales of $3.1 million in the second quarter of 1997 compared to $1.7 million in the second quarter of 1996. Residential lot sales at the Company's Chenal Valley development increased by two to 29 lots and the average sales price increased from $60,000 to $71,000. The sale of 9.5 acres of undeveloped real estate acreage generated a $.2 million gain in the current quarter. No commercial development acreage was sold in either quarter. The acquisition on May 1, 1997 of Chenal Country Club, Inc., the entity which operates the Club amenity around which the Chenal Valley development is centered, resulted in net sales of $.7 million in the current quarter. The acquisition was accomplished by exchanging an interest-bearing receivable from the club membership which was previously held by Deltic for an investment in the newly formed incorporated entity. The cost of the clubhouse and golf course facilities acquired will be accounted for as an additional amenity for the Chenal Valley development. Real Estate segment operating income was $.8 million for the second quarter of 1997 compared to $.5 million a year ago, due primarily to the same factors impacting net sales.

     Agriculture segment net sales totaled $.2 million in the current quarter compared to $.4 million a year ago with break-even results in both periods due to the seasonality of the Company's farming operations. The majority of crops grown are harvested in the late-summer and fall seasons.

     Corporate operating expense was $1.2 million in the second quarter of 1997 compared to $.6 million a year ago due primarily to increased general and administrative expenses incurred as an independent, public company.

     Interest income decreased $.6 million when compared to the second quarter of 1996, due mainly to settlement of the interest-bearing receivable from Murphy Oil Corporation, Deltic's parent prior to the spin-off, and the exchange of the interest-bearing receivable from the membership of Chenal Country Club in the acquisition of Chenal Country Club, Inc. as previously discussed. Income tax expense increased $.9 million for the current quarter from $1.9 million a year ago due to higher pretax earnings.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996


     For the first six months of 1997, net income totaled $9.4 million, $.74 a share, compared to net income for the six months ended June 30, 1996 of $6 million ($.47 a share on a pro forma basis). The increase in year-to-date net income was primarily due to higher operating income from the Forest Products, Real Estate, and Agriculture operations, partially offset by increased corporate operating expenses.

     Operating income for the first half of 1997 was $15 million, up $6.7 million from 1996. Forest Product operations increased $6.2 million to 15.1 million as the result of a $60/MBF-DS increase in average pine sawtimber price and sales of an additional 7.4 million board feet of finished lumber over 1996 sales volume at an $84 per thousand board feet higher average lumber price. The Real Estate segment increased to $2.1 million from $.9 million due primarily to the sale of a 13-acre commercial tract at $100,000 per acre during the first six months of 1997. Agriculture operations increased $.5 million as the result of the first half of 1997 benefiting from the timing of product sales. Corporate operating expense increased $1.2 million.

     Forest Products segment generated net sales of $43.9 million during the six months ended June 30, 1997, compared to $35.2 million during 1996. Pine sawtimber sales increased $3.2 million due primarily to an 18-percent increase in sales volume and a $60/MBF-DS increase in average pine sawtimber sales price to $406/MBF-DS. Sales of finished lumber increased $5.9 million as the result of an $84 per thousand board feet rise in average sales price and an increase in sales volume of ten percent to 77.8 million board feet. Operating income was $15.1 million for the first half of 1997 compared to $8.9 million in 1996, an increase of 69 percent, due primarily to increased pine sawtimber and finished lumber sales.

     The Real Estate segment generated net sales of $5.7 million during the first half of 1997, an increase of 87 percent when compared to $3 million during 1996. Residential lot sales totaled 47 lots compared to 54 in 1996, but the average sales price of $68,000 was up $15,000 per lot. The first six months of 1997 also benefited from the sale of a 13-acre commercial tract at $100,000 per acre. Net sales from Chenal Country Club operations of $.7 million and a $.2 million gain from the sale of 9.5 acres of undeveloped real estate acreage were recorded during the first half of 1997. Operating income for Real Estate operations of $2.1 million in 1997 increased $1.2 million from the first six months of 1996, primarily the result of the $1.3 million commercial sale in 1997.

     Agriculture operations recorded net sales of $1.3 million in the first six months of 1997 compared to

$.6 million a year ago resulting in operating income of $.5 million in 1997 compared to break-even results for the first half of 1996 due primarily to the previously discussed seasonality of Deltic's farming operations. The current year benefited from the timing of product sales.

     Corporate operating expense of $2.7 million during 1997 increased $1.2 million from the first six months of 1996 due to higher general and administrative expenses.

     Interest income was $.9 million lower than the first half of 1996 as the result of settlement of interest-bearing receivables from Murphy Oil Corporation and the membership of Chenal Country Club. Income tax expense increased $2 million to $6 million for the first six months of 1997 due to higher pretax income.


FINANCIAL CONDITION

     For the first six months of 1997, net cash provided by operating activities totaled $11.4 million compared to $6.8 million during the same period in 1996. Changes in operating working capital, other than cash and cash equivalents, required cash of $1.8 million for the first half of 1997 and $3.6 million for the six months ended June 30, 1996.

     Capital expenditures required cash of $17.6 million in the current year-to-date period and $4.4 million a year ago. The increase was primarily the result of the $9.9 million spent in the Company's planned timberland acquisition program and the $4.8 million utilized to upgrade and expand sawmill operations. Total capital expenditures are summarized by segment in the following table.


        ------------------------------------------
                                      Six Months
                                    Ended June 30,
        ------------------------------------------
         (Thousands of dollars)      1997    1996
        ------------------------------------------
        Forest Products             $15,199    647
        Real Estate                   1,705  3,312
        Agriculture                     399    145
        Corporate                       253    251
        ------------------------------------------
                                    $17,556  4,355
        ==========================================


     The net change in purchased stumpage inventory to be utilized in the Company's sawmill operations required cash of $3.6 million in the first six months of 1997 and $.4 million in the first half of 1996. During the 1996 period, $1.2 million was advanced to Murphy Oil Corporation. The Company made advances to Del-Tin Fiber, L.L.C. of $4.7 million and paid dividends of $1.6 million during the first six months of 1997. Borrowings under Deltic's line of credit provided $3 million, while repayments of long-term debt utilized $1.7 million. These net uses of funds were the primary factors in the $12.3 million reduction in working capital from $25.8 million at December 31,1996.

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

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The first annual meeting of the stockholders of Deltic Timber Corporation ("Deltic" or "the Company") was held on May 21, 1997. Pursuant to the provisions of Deltic's Amended and Restated Certificate of Incorporation, its Board of Directors consist of three classes. Directors hold office for staggered terms of three years. Set forth below is a listing of the directors elected at the May 21, 1997 annual meeting, the results of Stockholders' vote at the annual meeting and the names of the Company's directors whose term of office continued after the meeting.

                   Director                 Votes For           Votes Withheld
          --------------------------  ---------------------     --------------
          Robert C. Nolan                        11,794,643            146,545
          Ron L. Pearce                          11,794,643            146,545
          Alex R. Lieblong                       11,792,814            148,374
          Eric M. Heiner              (Term expires in 1998)
          William L. Rosoff           (Term expires in 1998)
          John C. Shealy              (Term expires in 1998)
          O.H. Darling, Jr.           (Term expires in 1999)
          Rev. Christoph Keller, III  (Term expires in 1999)
          R. Madison Murphy           (Term expires in 1999)

          In addition to the election of three Class I directors at the May 21, 1997 annual meeting, the earlier appointment of KPMG Peat Marwick LLP by the Board of Directors as the Company's independent auditors for 1997 was approved with 11,926,403 shares voted in favor, 3,951 shares voted in opposition, and 10,834 shares non voted.

ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DELTIC TIMBER CORPORATION


By:      /s/ RON L. PEARCE                Date:       August 12, 1997
   ----------------------------------        -----------------------------------
       Ron L. Pearce, President
     (Principal Executive Officer)



      /s/ CLEFTON D. VAUGHAN            Date:         August 12, 1997
-------------------------------------        -----------------------------------
  Clefton D. Vaughan, Vice President
     Finance and Administration
    (Principal Financial Officer)


        /s/ EMILY R. EVERS                Date:       August 12, 1997
-------------------------------------        -----------------------------------
     Emily R. Evers, Controller
   (Principal Accounting Officer)