Form 10-Q
period 1997-09-30
DELTIC TIMBER CORP
filed 1997-11-12
CIK 1022469

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on July 31, 1997, was $164,549,971. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% benficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at October 31, 1997, was 12,798,323.





================================================================================

            TABLE OF CONTENTS - THIRD QUARTER 1997 FORM 10-Q REPORT


                                                                          Page
                                                                         Numbers
                                                                         -------

                        PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                               3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               10


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 13

Item 2.   Change in Securities                                              13

Item 3.   Defaults Upon Senior Securities                                   13

Item 4.   Submission of Matters to a Vote of Security Holders               13

Item 5.   Other Information                                                 13

Item 6.   Exhibits and Reports on Form 8-K                                  13

Signatures                                                                  14

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                           DELTIC TIMBER CORPORATION
                          Consolidated Balance Sheets
                        -------------------------------
                            (Thousands of dollars)

                                                                 Sept. 30,   Dec. 31,
                                                                      1997       1996
                                                                 ---------   --------
                                                                (unaudited)
Assets
 Current assets
  Cash and cash equivalents                                       $  3,665    16,635
  U.S. government securities                                           977     1,527
  Accounts receivable, less allowance for doubtful accounts          4,833     5,718
  Inventories                                                        7,557     5,436
  Prepaid expenses and other current assets                          1,892     2,386
                                                                  --------   -------
   Total current assets                                             18,924    31,702

 Investment in real estate held for development and sale            18,912    19,558
 Investment in Del-Tin Fiber, L.L.C.                                11,605     6,811
 Timber and timberlands - net                                      105,774    90,320
 Property, plant, and equipment - net                               37,393    28,902
 Deferred charges and other assets                                   3,607     2,785
                                                                  --------   -------

   Total assets                                                   $196,215   180,078
                                                                  ========   =======
Liabilities and Stockholders' Equity
 Current liabilities
  Current maturities of long-term debt                            $  1,801     1,698
  Notes payable                                                         83         -
  Trade accounts payable                                             2,850     2,031
  Accrued taxes other than income taxes                                956       780
  Other accrued liabilities                                          2,374       942
  Income taxes                                                         209       493
                                                                  --------   -------
   Total current liabilities                                         8,273     5,944

 Long-term debt                                                      4,093     2,685
 Accrued postretirement benefits                                     2,398     2,187
 Deferred credits and other liabilities                              3,852     2,554
 Stockholders' equity
  Preferred stock                                                        -         -
  Common stock                                                         128       128
  Capital in excess of par value                                    68,372    68,372
  Retained earnings                                                109,099    98,208
                                                                  --------   -------
   Total stockholders' equity                                      177,599   166,708
                                                                  --------   -------

   Total liabilities and stockholders' equity                     $196,215   180,078
                                                                  ========   =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                 Consolidated Statements of Income (Unaudited)
                -----------------------------------------------
               (Thousands of dollars, except per share amounts)




                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                       -------------------     -----------------
                                          1997       1996        1997       1996
                                       -------     ------      ------     ------

Net sales                              $28,992     25,651      79,937     64,462
                                       -------     ------      ------     ------

Costs and expenses
    Cost of sales                       19,742     18,273      50,309     44,661
    Depreciation, amortization, and
       cost of fee timber harvested      1,162      1,015       3,584      3,104
    General and administrative
       expenses                          1,565        978       4,507      2,967
                                       -------     ------      ------     ------

        Total costs and expenses        22,469     20,266      58,400     50,732
                                       -------     ------      ------     ------

        Operating income                 6,523      5,385      21,537     13,730

Interest income                             42        840         531      2,209
Interest expense                           (90)       (70)       (258)      (210)
Other income                                28        766         124      1,173
                                       -------     ------      ------     ------

Income before income taxes               6,503      6,921      21,934     16,902

Income taxes                            (2,622)    (2,641)     (8,644)    (6,621)
                                       -------     ------      ------     ------

        Net income                     $ 3,881      4,280      13,290     10,281
                                       =======     ======      ======     ======

Net income per Common share*              $.30        .33        1.04        .80
                                       =======     ======      ======     ======

Dividends per Common share              $.0625        N/A       .1875        N/A
                                       =======     ======      ======     ======

Average Common shares outstanding
 (thousands)*                           12,798     12,798      12,798     12,798
                                       =======     ======      ======     ======




* 1996 amounts are presented on a pro forma basis. The distribution of the Company's Common Stock did not occur until December 31, 1996.

  See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
               Consolidated Statements of Cash Flows (Unaudited)
                        Nine Months Ended September 30,
               -------------------------------------------------
                            (Thousands of dollars)


                                                                            1997     1996
                                                                        --------   ------

Operating activities
    Net income                                                          $ 13,290   10,281
    Adjustments to reconcile above income to
      net cash provided by operating activities
        Depreciation, amortization, and cost of fee timber harvested       3,584    3,104
        Deferred income taxes                                                (26)    (163)
        Gains from dispositions of assets                                   (247)    (832)
        Real estate costs recovered upon sale                              2,579    2,427
        (Increase)/decrease in operating working
           capital other than cash and cash equivalents                      547   (2,519)
        Other                                                                (55)   1,268
                                                                        --------   ------
            Net cash provided by operating activities                     19,672   13,566
                                                                        --------   ------

Investing activities
    Capital expenditures                                                 (26,439)  (7,320)
    Net change in purchased stumpage inventory                            (3,533)   1,434
    Purchases of U.S. government securities                              (18,091)       -
    Maturities of U.S. government securities                              18,640        -
    Proceeds from dispositions of property, plant, and equipment             936    2,824
    Net (additions)/reductions to noncurrent receivable from Murphy            -   (2,756)
    Investment in Del-Tin Fiber, L.L.C.                                   (4,522)  (3,196)
    Other - net                                                              308     (117)
                                                                        --------   ------
            Net cash required by investing activities                    (32,701)  (9,131)
                                                                        --------   ------

Financing activities
    Proceeds from long-term borrowings                                     3,000        -
    Repayments of long-term debt                                          (1,794)    (419)
    Bank overdraft                                                         1,250        -
    Dividends paid                                                        (2,399)       -
    Other - net                                                                2        -
                                                                        --------   ------
            Net cash provided/(required) by financing activities              59     (419)
                                                                        --------   ------

Net increase/(decrease) in cash and cash equivalents                     (12,970)   4,016
Cash and cash equivalents at January 1                                    16,635    1,431
                                                                        --------   ------

Cash and cash equivalents at September 30                               $  3,665    5,447
                                                                        ========   ======

Supplemental disclosures
    Income taxes paid, net of refunds                                   $  8,482      445
                                                                        ========   ======

    Interest paid, net of amounts capitalized                           $    363       95
                                                                        ========   ======

    Additions to debt - owner financed purchases of stumpage
      inventory                                                         $    387        -
                                                                        ========   ======


                           DELTIC TIMBER CORPORATION
                Consolidated Statements of Stockholders' Equity
                -----------------------------------------------
                            (Thousands of dollars)

                                                      Sept. 30,   Dec. 31,
                                                          1997       1996
                                                      ---------   --------
                                                     (unaudited)

Cumulative Preferred Stock - $.01 par, authorized
   20,000,000 shares, none issued                      $      -          -

Common Stock - $.01 par, authorized 50,000,000
   shares, 12,798,323 shares issued                         128        128

Capital in excess of par value                           68,372     68,372

Retained earnings
    Balance at January 1                                 98,208    103,860
    Net income                                           13,290     13,161
    Dividends declared                                   (2,399)         -
    Noncash dividends to Murphy                               -    (18,813)
                                                      ---------   --------
    Balance at end of period                            109,099     98,208
                                                      ---------   --------

Total stockholders' equity                             $177,599    166,708
                                                      =========   ========


                           DELTIC TIMBER CORPORATION
                  Notes to Consolidated Financial Statements
                              September 30, 1997
                  ------------------------------------------



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



NOTE C - INVENTORIES

   Inventories consisted of the following at the balance sheet dates:


                                                 Sept. 30,   Dec. 31,
                                                     1997       1996
                                                 ---------   --------
   (Thousands of dollars)
   Logs                                             $2,375      1,366
   Finished products                                 4,897      3,912
   Materials and supplies                              285        158
                                                   -------    -------
                                                    $7,557      5,436
                                                   =======    =======


                           DELTIC TIMBER CORPORATION
                  Notes to Consolidated Financial Statements
                              September 30, 1997
                  ------------------------------------------



NOTE D - TIMBER AND TIMBERLANDS

   Timber and timberlands consisted of the following at the balance sheet dates:


                                                     Sept. 30,   Dec. 31,
                                                         1997       1996
                                                     --------    -------

   (Thousands of dollars)
   Purchased stumpage inventory                      $ 11,155      7,235
   Timberlands                                         37,985     37,401
   Fee timber                                          84,028     71,919
   Logging facilities                                   1,591      1,588
                                                     --------    -------
                                                      134,759    118,143
   Less accumulated costs of fee timber harvested
    and facilities depreciation                       (28,985)   (27,823)
                                                     --------    -------
                                                     $105,774     90,320
                                                     ========    =======


NOTE E - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at the balance sheet dates:


                                                     Sept. 30,   Dec. 31,
                                                         1997       1996
                                                     --------    -------

   (Thousands of dollars)
   Land and land improvements                        $  7,431      7,272
   Buildings and structures                             7,237      6,836
   Machinery and equipment                             55,769     45,782
                                                     --------    -------
                                                       70,437     59,890
   Less accumulated depreciation                      (33,044)   (30,988)
                                                     --------    -------
                                                     $ 37,393     28,902
                                                     ========    =======

                           DELTIC TIMBER CORPORATION
                  Notes to Consolidated Financial Statements
                              September 30, 1997
                  ------------------------------------------


NOTE F - BUSINESS SEGMENTS (UNAUDITED)

Information about the Company's business segments is summarized in the following tables.


                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                   ------------------       ------------------
                                      1997       1996          1997       1996
                                   -------     ------        ------     ------
(Thousands of dollars)

Net sales
  Forest Products                  $20,806     18,832        64,699     53,999
  Real Estate                        2,269      2,050         7,975      5,095
  Agriculture                        5,917      4,769         7,263      5,368
                                   -------     ------        ------     ------
                                   $28,992     25,651        79,937     64,462
                                   =======     ======        ======     ======

Income before income taxes
  Forest Products                  $ 6,031      4,159        21,119     13,098
  Real Estate                          224        607         2,278      1,471
  Agriculture                        1,682      1,389         2,195      1,394
  Corporate                         (1,414)      (770)       (4,055)    (2,233)
                                   -------     ------        ------     ------
    Operating income                 6,523      5,385        21,537     13,730
  Interest income                       42        840           531      2,209
  Interest expense                     (90)       (70)         (258)      (210)
  Other income                          28        766           124      1,173
                                   -------     ------        ------     ------
                                   $ 6,503      6,921        21,934     16,902
                                   =======     ======        ======     ======

Depreciation, amortization, and
 cost of fee timber harvested
   Forest Products                 $   910        822         2,917      2,737
   Real Estate                         105         67           262         77
   Agriculture                         111        118           350        381
   Corporate                            36          8            55        (91)
                                   -------     ------        ------     ------
                                   $ 1,162      1,015         3,584      3,104
                                   =======     ======        ======     ======

Capital expenditures
   Forest Products                 $ 6,324      1,871        21,523      2,518
   Real Estate                       1,689        900         3,394      4,212
   Agriculture                         590         11           989        156
   Corporate                           280        183           533        434
                                   -------     ------        ------     ------
                                   $ 8,883      2,965        26,439      7,320
                                   =======     ======        ======     ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996


     Net income for the third quarter of 1997 was $3.9 million, $.30 a share, compared to third quarter of 1996 net income of $4.3 million ($.33 a share on a pro forma basis). Operating income for the current period was $6.5 million, an increase of 21 percent over operating income of $5.4 million in the same quarter of 1996. Net cash provided by operating activities was $8.2 million, a 21-percent increase when compared to $6.8 million in the corresponding quarter of 1996.

     In the current quarter, operating income increased $1.1 million. The Forest Products segment increased $1.8 million due to a 17-percent increase in the average price for pine sawtimber sold, a 13-percent increase in pine sawtimber harvest levels, and a 16-percent rise in average finished lumber sales price, partially offset by a 9-percent decrease in finished lumber sales volume. Real Estate operations were down $.4 million as the result of a two-acre commercial sale in the 1996 period and a 15-percent decrease in the average sales price of residential lots sold. Agriculture segment results were $.3 million higher than the same period a year ago due primarily to improved soybean prices. The cost of corporate functions increased $.6 million from a year ago.

     Forest Products operations recorded net sales of $20.8 million in the current quarter compared to $18.8 million a year ago. Sales of pine sawtimber increased $.9 million as the result of a $57 per thousand board feet Doyle scale ("MBF-DS") increase in average sale price to $388 per MBF-DS with a 1.1 million board feet increase in pine sawtimber harvest volume to 9.4 MMBF-DS. Finished lumber sales increased $1.3 million due primarily to a $56 per thousand board feet rise in sales price to $412. Lumber sales volume decreased 9 percent to
34.7 million board feet due to the temporary relocation of lumber planing operations for the Company's Ola Mill as the result of a fire at that location. While this planermill loss was insured with physical damage and business interruption policies, relocation allowed the Company to continue operations until a replacement planermill could be placed into service in mid-October. Operating income was $6 million for the third quarter of 1997 compared to $4.2 million in the third quarter of 1996, a 43-percent increase, primarily the result of increased sales revenue from pine sawtimber and finished lumber prices, partially offset by lower sales volume and higher production cost for lumber.

     The Real Estate segment generated net sales of $2.3 million during the third quarter of 1997 compared to $2.1 million a year ago. Net sales from Chenal Country Club were $.9 million in the current quarter. The prior year period included the sale of a two-acre commercial tract at $202,000 per acre. The average residential sales price of $50,000 per lot for the third quarter of 1997 was $9,000 lower than a year ago, with 24 lots sold in each period. Real Estate segment operating income was $.2 million for the 1997 period compared to $.6 million a year ago, due primarily to the reductions in commercial and residential sales revenue.

     Agriculture operations net sales totaled $5.9 million in the third quarter of 1997 compared to $4.8 million in the prior year period and operating income of $1.7 million in the current quarter increased from $1.4 million a year ago due primarily to improved soybean prices.

     Corporate operating expense was $1.4 million compared to $.8 million in the third quarter of 1996 due mainly to increased general and administrative expenses incurred as an independent, public company.

     Interest income decreased $.8 million when compared to the third quarter of 1996, due primarily to settlement of interest-bearing receivables from Murphy Oil Corporation and Chenal Country Club. Other income was $.7 million lower in the current quarter because the third quarter of 1996 included a $.7 million gain on the sale of 3,000 acres of farmland in Arkansas.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996


     For the first nine months of 1997, net income totaled $13.3 million, $1.04 a share, compared to $10.3 million ($.80 a share on a pro forma basis) for the nine months ended September 30, 1996. The rise in year-to-date net income was due primarily to increased operating income from the Company's Forest Products, Real Estate, and Agriculture segments, partially offset by increased corporate operating expenses.

     Operating income for the nine months ended September 30, 1997, was $21.5 million, up $7.8 million from 1996. Forest Products operations increased $8 million to $21.1 million as the result of a $60 per MBF-DS increase in average pine sawtimber price combined with a 17-percent increase in pine sawtimber harvest levels from a year ago and a 3.9 million board feet rise in finished lumber sales volume at a 22-percent higher average sales price. The Real Estate segment increased to $2.3 million, an increase of $.8 million, due primarily to increased commercial sales. Agriculture operations rose 57 percent to $2.2 million, the result of the timing of product sales and increased soybean prices. Corporate operating expense increased $1.8 million.

     Forest Products segment recorded net sales of $64.7 million during the first nine months of 1997, compared to $54 million during 1996. Pine sawtimber sales increased $4.1 million as the result of an 18-percent rise in average pine sawtimber sales price to $402 per MBF-DS and a 5.5 MMBF-DS increase in sales volume. Sales of finished lumber increased $3.9 million due to a four-percent increase in sales volume from 108.7 million board feet a year ago and a $74 per thousand board feet rise in average sales price to $404. Operating income was $21.1 million for the nine months ended September 30, 1997, compared to $13.1 million in 1996, an increase of 61 percent, due mainly to the increases in pine sawtimber and finished lumber sales.

     Real Estate operations generated net sales of $8 million during the current year period, an increase of 57 percent when compared to $5.1 million during 1996. Net sales from Chenal Country Club operations of $1.5 million and a $.2 million gain from the sale of 9.5 acres of undeveloped real estate acreage benefited 1997. The first nine months of 1997 also included the sale of a 13-acre commercial tract at $100,000 per acre compared to a two-acre tract which sold for $202,000 per acre in 1996. Residential lot sales totaled 71 lots compared to 78 in 1996; however, an increase in average sales price to $62,000 from $55,000 more than offset the reduction in number of lots sold. Operating income of $2.3 million increased from $1.5 million a year ago, primarily the result of the increase in commercial sales.

     Agriculture segment produced net sales of $7.2 million in 1997 compared to $5.4 million a year ago resulting in a $.8 million increase in operating income to $2.2 million. The current year benefited from increased sales volume and improved soybean prices.

     Corporate operating expense of $4.1 million during 1997 increased $1.8 million from 1996 due to higher general and administrative expenses.

     Interest income was $1.7 million lower than the first nine months of 1996 due primarily to the settlement of interest-bearing receivables previously discussed. Other income decreased $1 million primarily as the result of the gain recorded in 1996 from the sale of Deltic's Arkansas farmland. Income tax expense increased $2 million to $8.6 million for the first nine months of 1997 due to higher pretax income.


FINANCIAL CONDITION

     For the first nine months of 1997, net cash provided by operating activities totaled $19.7 million compared to $13.6 million during the same period in 1996. Changes in operating working capital, other than cash and cash equivalents, provided cash of $.5 million for the first nine months of 1997 and required cash of $2.5 million for the nine months ended September 30, 1996.

     Capital expenditures required cash of $26.4 million in the current year-to-date period and $7.3 million a year ago. This increase was primarily the result of the $12.6 million spent in the Company's planned timberland acquisition program and the $8.1 million utilized to upgrade and expand sawmill operations. Total capital expenditures are summarized by segment in the following table.


                ------------------------------------------
                                             Nine Months
                                           Ended Sept. 30,
                ------------------------------------------
                 (Thousands of dollars)        1997   1996
                ------------------------------------------

                Forest Products             $21,523  2,518
                Real Estate                   3,394  4,212
                Agriculture                     989    156
                Corporate                       533    434
                ------------------------------------------

                                            $26,439  7,320
                ==========================================

     The net change in purchased stumpage inventory to be utilized in the Company's sawmill operations required cash of $3.5 million in the first nine months of 1997 and provided $1.4 million during the same period in 1996. During the 1996 period, $2.8 million was advanced to Murphy Oil Corporation. The Company's investment in Del-Tin Fiber, L.L.C. required cash of $4.5 million and the Company paid dividends of $2.4 million during the first nine months of 1997. Borrowings under Deltic's line of credit provided $3 million, while repayments of long-term debt utilized $1.8 million. These net uses of funds were the primary factors in the $15.1 million reduction in working capital from $25.8 million at December 31, 1996. However, the Company believes that the amounts available from operating cash flows, funds available under its credit facility, and future debt or equity financings will be sufficient to meet its expected cash needs and planned capital expenditures for the foreseeable future.

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

         None


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.4  Credit facility dated December 19, 1996.

              27    Financial Data Schedule.

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DELTIC TIMBER CORPORATION



By:        /s/Ron L. Pearce                 Date:       November 10, 1997
    ----------------------------------           ------------------------------
       Ron L. Pearce, President
     (Principal Executive Officer)


         /s/Clefton D. Vaughan              Date:       November 10, 1997
    ----------------------------------           ------------------------------
    Clefton D. Vaughan, Vice President,
       Finance and Administration
      (Principal Financial Officer)

By:       /s/Emily R. Evers                 Date:       November 10, 1997
    --------------------------------             ------------------------------
       Emily R. Evers, Controller
     (Principal Accounting Officer)