Form 10-K
period 1997-12-31
DELTIC TIMBER CORP
filed 1998-03-30
CIK 1022469

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

  (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1997

                                      OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        Commission file number 1-12147

                           DELTIC TIMBER CORPORATION
            (Exact name of registrant as specified in its charter)

           Delaware                                    71-0795870
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


 210 East Elm Street, P. O. Box 7200, El Dorado, Arkansas       71731-7200
       (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (870) 881-9400

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the New York Stock Exchange on February 27, 1998, was $193,950,025. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 28, 1998, was 12,813,879.

                     Documents incorporated by reference:

The Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 28, 1998.

================================================================================

                   TABLE OF CONTENTS - 1997 FORM 10-K REPORT


                                                                         Page
                                                                        Numbers
                                                                        -------
                                    PART I

Item   1.   Business                                                        3

Item   2.   Properties                                                     12

Item   3.   Legal Proceedings                                              13

Item   4.   Submission of Matters to a Vote of Security Holders            13

                                    PART II

Item   5.   Market for Registrant's Common Equity and Related
            Stockholder Matters                                            15

Item   6.   Selected Financial Data                                        16

Item   7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            17

Item   8.   Financial Statements and Supplementary Data                    25

Item   9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                            48

                                   PART III

Item  10.   Directors and Executive Officers of the Registrant             49

Item  11.   Executive Compensation                                         49

Item  12.   Security Ownership of Certain Beneficial Owners
            and Management                                                 49

Item  13.   Certain Relationships and Related Transactions                 49

                                    PART IV

Item  14.   Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                            50

Signatures                                                                 52

                                    PART I



ITEM 1.   BUSINESS

     Introduction. Deltic Timber Corporation ("Deltic" or the "Company") is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. The Company owns approximately 413,000 acres in Arkansas and north Louisiana, including 368,000 acres of timberland (the "timberlands"). Sawmill operations consist of two mills, one at Ola in central Arkansas and another at Waldo in south Arkansas.

     In addition to its timber and lumber operations, Deltic is engaged in real estate development projects in central Arkansas and owns approximately 36,000 acres of farmland in northeast Louisiana. The Company also holds a 50-percent interest in a joint venture to manufacture and market medium density fiberboard ("MDF"), which will begin operations during the second quarter of 1998.

     Deltic believes that its primary strengths are its strategically located timberlands, its efficient sawmill operations, its experienced management team, and its capacity to pursue a timber-based acquisition strategy.

     The timberlands consist primarily of Southern Pine. Management considers the timberlands to be Deltic's most valuable asset and the harvest of this stumpage to be the Company's most significant source of income. Estimated pine sawtimber inventory as of December 31, 1997 was 775 million board feet. The southern United States ("U.S."), in which all of the Company's operations are located, is a major timber and lumber producing region. Unlike other major timber-producing areas in North America, most timber acreage in the southern U.S. is privately held, rendering it potentially available for acquisition. Deltic's current growth strategy emphasizes a significant timberlands acquisition program in such region, which will facilitate an increase in harvest levels.

     The Company harvests timber from the timberlands in accordance with its harvest plans and either sells timber in the domestic market or converts timber to lumber in its sawmills. In 1997, Deltic harvested approximately 48 million board feet of pine sawtimber from its timberlands. The Company's two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production. In addition, each sawmill is strategically located near significant portions of the timberlands. During 1997, Deltic's sawmills produced approximately 147 million board feet of lumber. Logs processed for the production of lumber are obtained from the timberlands and public and private landowners. The Company selects logs for processing in its sawmills based on size, grade, and the then prevailing market price. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. Approximately $27 million has been invested in upgrades of the two sawmills over the past five years, expanding both production capacity and product lines. Combined annual capacity is currently 210 million board feet. The Company's sawmills produce a variety of products, including dimension lumber, boards, timbers, decking, and secondary manufacturing products such as finger-jointed studs. The lumber is sold primarily to wholesalers and treaters in the South and Midwest and is used in residential construction, roof trusses, laminated beams, and remanufactured items.

     The Company's real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing a 4,300-acre premier upscale planned community, Chenal Valley, centered around a Robert Trent Jones, Jr. designed golf course at Chenal Country Club. The property is being developed in stages, and real estate sales to date have consisted primarily of residential lots. Commercial development began in 1996.

     In addition to Chenal Valley, Deltic is developing Chenal Downs, a 400-acre equestrian development located outside of Chenal Valley being sold in estate-sized lots of approximately five acres each, and Red Oak Ridge, Deltic's first real estate development outside of Little Rock. The first phase of lot sales in Chenal Downs was offered in December 1997, with significant lots sales projected for 1998, when the state-of-the-art equestrian center will be completed. Red Oak Ridge, located in Hot Springs, Arkansas, is an 800-acre, upscale community designed for residential, resort, or retirement living.

     The Company owns 36,000 acres of farmland in northeast Louisiana. Approximately 26,000 acres of the total are farmed by Deltic, while the remaining 10,000 acres are rented to third parties. The primary crops for 1997 were soybeans, corn, cotton, and wheat.

     Deltic owns a 50-percent interest in Del-Tin Fiber, L.L.C. ("Del-Tin Fiber"), a joint venture to manufacture and market medium density fiberboard. The plant is located near El Dorado, Arkansas. Construction commenced in mid-1996, with initial production scheduled for the second quarter of 1998. MDF, which is used in the furniture, flooring, and moulding industries, is manufactured from sawmill residuals, such as chips, shavings, and sawdust, held together by an adhesive bond. The plant is designed to have an annual production capacity of approximately 150 million square feet, 3/4" basis, making it one of the largest of its type in the world. The plant is also expected to add value to and provide an additional outlet for wood chip production from the Waldo Mill.

FOREST PRODUCTS

     The demand for, and prices of, timber and manufactured wood products depend on the level of housing starts, repair and remodeling activity, industrial construction activity, competition from non-wood products, and seasonal factors such as weather. These factors in turn are strongly influenced by overall economic activity, interest rates, and demographics. Reductions in levels of construction activity are generally followed by declining lumber prices, which are ordinarily followed by declining timber prices within several months.

     The supply of timber, and therefore lumber, is significantly affected by the availability of timber from public lands, particularly in the Pacific Northwest. In recent years, the U.S. government has dramatically reduced the amount of timber offered for sale in response to environmental concerns. This has resulted in increased demand for timber and lumber in the southern U.S., as well as increased lumber imports from Canada.

     The southern U.S., in which all of the Company's operations are located, is a major timber and lumber producing region. There are an estimated 209 million acres of timberland in the region, of which approximately 91 million represent softwood, predominately Southern Pine. Unlike other major timber-producing areas in North America, most of this acreage is privately held. The estimated breakdown of ownership of softwood timberland in the southern U.S. is 89 percent private, seven percent national forest, and four percent other public. Although there can be no assurance, management anticipates that the southern U.S. timber resource will be subject to particularly strong demand in the future and also believes that the South will have a strategic advantage over other U.S. timber-producing regions due to regulatory, geographic, and other factors.

FOREST PRODUCTS - WOODLANDS

     The Company owns approximately 368,000 acres of timberland in Arkansas and north Louisiana, stocked primarily with Southern Pine. Management considers the timberlands to be Deltic's most valuable asset and the harvest of this stumpage to be the Company's most significant source of income.

The breakdown of the Company's timberland acreage at year-end 1997 consisted of the following:

                                                            Acres
                                                           -------

               Pine forest................................ 258,179
               Pine plantation (less than 15 years old)...  70,052
               Hardwood forest............................  34,500
               Other......................................   5,269
                                                           -------
               Total...................................... 368,000
                                                           =======

     Timber Inventory. The Company's estimated standing timber inventory on this acreage is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of pine inventory is subject to periodic adjustments based on sample cruises or actual volumes harvested from related tracts. The hardwood inventory shown in the following table is only an approximation, so physical quantity of such timber may vary significantly from this approximation. Estimated inventory of standing timber as of December 31, 1997 consisted of the following:

                                                        Estimated
                                                         Volume
               Sawtimber                           (Million board ft.)
               ---------                           -------------------

               Pine sawtimber...........................        775
               Hardwood sawtimber.......................        107

                                                        Estimated
                                                         Volume
               Pulpwood                                (000s Cords)
               --------                                ------------

               Pine pulpwood............................      1,394
               Hardwood pulpwood........................        423


     The Company's pine sawtimber is either used in its sawmills or sold to third parties. Products manufactured from this resource include dimension lumber, boards, timbers, decking, and secondary manufacturing products and are used primarily in residential construction. Deltic's hardwood sawtimber is sold to third parties and is primarily used in the production of railroad ties, flooring, and pallets. Pulpwood consists of logs with a diameter of less than nine inches. Both pine and hardwood pulpwood are sold to third parties for use primarily in the manufacture of paper. In the future, Deltic expects to sell certain of its residual wood products to Del-Tin Fiber for the production of MDF. (See "Growth Strategy".)

     Timber Growth. Timber growth rate is an important variable for forest products companies since it ultimately determines how much timber can be harvested. A higher growth rate permits larger annual harvests as replacement timber regenerates. Growth rates vary depending on species, location, age, and forestry management practices. The growth rate for Deltic's Southern Pine is on average, net of mortality, 5 percent to 5 1/2 percent of standing inventory per annum.

     The Company's timberlands are well diversified by age distribution. A significant portion of the timberlands contains mature timber that is ready to be harvested in the next several years. The Company considers a 30 to 35 year rotation optimal for most of the timberlands. Timber under 15 years of age is generally considered premerchantable.

     Access. Substantially all of the timberlands are accessible by a system of low maintenance roads. Deltic generally uses third-party road crews to conduct construction and maintenance of these roads and the Company regularly exchanges access easements and cooperates with other area forest products companies and the U.S. Forest Service.

     Reforestation. Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically superior seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, including higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. The seedlings are planted in all-aged stands or the site is completely replanted with these superior seedlings in the case of a regeneration harvest. During 1997, 2,000 acres were planted using seedlings grown from seeds produced at the orchard facility. This level will increase annually as the Company's land acquisition program continues. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission's Best Management Practices.

     Harvest Plans. Management views the timberlands as assets with substantial inherent value apart from the sawmills and intends to manage the timberlands on a basis that permits regeneration of the timberlands over time. During the next several years, certain of the timberlands are expected to be harvested at accelerated levels compared to recent years. However, the Company intends to continue to manage the timberlands on a sustainable yield basis and has no plans to harvest timber at levels that exceed growth. Under the current plan, Deltic intends to increase its harvest level to 52 million board feet of pine sawtimber in 1998, an increase of ten percent over 1997 levels. (See "Growth Strategy".)

     The Company's harvest plans are generally designed to project multi-year harvest schedules. In addition, harvest plans are updated at least annually and reviewed on a monthly basis to monitor performance and to make any necessary modifications to the plans in response to changing forestry conditions, market conditions, contractual obligations, regulatory limitations, and other relevant conditions.

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

     Timber Resource Management. The Company's timber operations involve forest management, harvesting operations, and ongoing reforestation. Forest management decisions are based upon information which includes site indices, classification of soils, the species and number of trees by size and age classification, and stocking per acre, as well as information on forest management costs. From this data, Deltic develops its annual harvest plans, which are based upon silvicultural considerations and existing and expected future economic and market conditions, with a view toward maximizing the value of its timber and timberland assets over time.

     Particular forestry practices vary by geographic region and depend upon factors such as soil productivity, weather, terrain, tree size, age, and timber stocking. Forest stands are thinned periodically to improve growth and stand quality until they are harvested. Different areas within a forest may be planted or seeded in successive years to provide a distribution of age classes within the forest. This distribution of age classes will tend to provide Deltic with an annual revenue stream, as the various timber stands reach harvestable age.

     The timing of harvest of merchantable timber depends in part on growth cycles and in part on economic conditions. Growth cycles for timber tend to change over time as a result of technological and genetic advances that improve forest management practices. The Company will continue to develop its forest management operations to take advantage of such advances and improve timber yields.

     The Company actively utilizes commercial-thinning timber management practices. In the context of long-term value maximization, commercial thinning improves the overall productivity of the timberlands by enhancing the growth of the remaining trees while generating revenues.

     Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provides harvest planning, silvicultural improvements, and maintenance work for approximately 85,000 acres.

FOREST PRODUCTS - SAWMILLS

     The Company's two sawmills are located at Ola in central Arkansas and at Waldo in south Arkansas, near significant portions of the timberlands. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. Approximately $27 million has been invested in the two sawmills over the past five years, expanding both production capacity and product lines. Combined annual capacity at December 31, 1997 was 210 million board feet.

     Deltic employs modern technology in its sawmills in order to improve overall efficiency, reduce labor costs, and maximize utilization of available timber resources, while continuing to maintain high quality standards for lumber production. The Company continues to upgrade and expand its sawmills to increase production capacity and diversify the product mix offered.

     During 1997, the Company began the installation of a new boiler system at its Ola Mill to increase lumber drying capability at that location. By early 1998, this improvement from the existing "direct-fired" system, as well as the installation of an additional kiln, will increase drying capacity by 30 million board feet annually. The Ola Mill will also benefit from the addition of a new small log processing deck in early 1998, which will enable the mill to extract small diameter logs from pulpwood to facilitate log supply and increase profitability by reducing log cost.

     The Waldo Mill began operation of a high speed planer and an automated sorting system in the third quarter of 1997, which allowed for the addition of a second production shift. Also, the Company initiated the addition of secondary manufacturing facilities at the Waldo Mill in 1997. As a result, secondary manufacturing products such as finger-jointed studs have been added to Deltic's lumber manufacturing product mix. The finger-jointing facility began production in the fourth quarter of 1997, enabling finger-jointed studs to be produced from end trims. The addition of automated chop and ripping saws to this facility will be operational early in 1998.

     The Company pursues waste minimization practices at both of its sawmills. Wood chips are usually sold to paper mills and bark is frequently sold for use as fuel. Bark, sawdust, shavings, and wood chips that cannot be sold are used as "hog fuel" to fire the boilers that heat the drying kilns. In the future, the Company expects to sell a significant portion of its residual wood chips to Del-Tin Fiber pursuant to a fiber supply agreement. The Del-Tin Fiber MDF facility is expected to be operational in the second quarter of 1998.

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

GROWTH STRATEGY

     The Company's current strategy for growth emphasizes a significant timberland acquisitions program which will facilitate an increase in harvest levels and the expansion of its manufacturing operations.

     Timberland Acquisitions. The Company's ongoing timberland acquisition program will enable it to continue to increase harvest levels, while expanding its timber inventory. In addition, it will allow the Company to maintain or increase the volume of logs supplied to its sawmills from its own timberlands.

     Timberland acquisitions are necessary for continued growth in harvest levels over the long-term. The Company intends to focus its acquisitions program on timberlands in the southern United States that range from fully-stocked to cutover tracts. Timberland in the southern U.S. is 89-percent owned by private landowners, rendering it potentially available for acquisition. There can be no assurance that timber properties suitable for acquisition will be identified by the Company, or that once identified, such properties will ultimately be acquired by the Company.

     Acting upon this strategy of timberland acquisition, Deltic formed a land acquisition team. Lands considered for purchase were evaluated based on location, site index, timber stocking, and growth potential. As a result, approximately 30,700 acres of strategically located pine timberland have been added since the inception of the acquisition program in late 1996. Individual land purchases ranged from 10 acres to 8,400 acres, with the average block to-date being 345 acres.

     Manufacturing Operations. Recent capital projects at the Company's two sawmills have expanded both production capacity and product mix. Future projects are expected to continue to increase production levels, add value to existing production, expand secondary manufacturing operations, improve lumber recovery, and decrease manufacturing costs. The Company plans to increase lumber production to 200 million board feet in 1998, an increase of 36 percent over 1997 levels.

     The Company's 50-percent interest in Del-Tin Fiber will enable it to expand its business into the engineered wood products market. Del-Tin Fiber is a joint venture to manufacture and market MDF. The plant is located near El Dorado, Arkansas. The construction cost of the facility is projected to be approximately $100 million. Construction commenced in mid-1996, with initial production scheduled for the second quarter of 1998. The plant is designed to have an annual production capacity of 150 million square feet, 3/4" basis, making it one of the largest of its type in the world. MDF, which is used in the furniture, flooring, and moulding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust held together by an adhesive bond. Although the technology has existed for decades, recent improvements in the manufacture of MDF have increased both the quality and consistency of the product. MDF, with its "real wood" appearance and ability to be finely milled and accept a variety of finishes, competes primarily against lumber. In addition to providing an entry into the MDF market, the Del-Tin Fiber project is expected to provide an outlet for a significant portion of the Company's wood chips. Pursuant to a fiber supply agreement, the Company has agreed to sell, and Del-Tin Fiber to buy, all residual wood chips from the Waldo Mill. In addition, Del-Tin Fiber has an option to purchase residual wood chips from the Ola Mill and pulpwood chips, shavings, and sawdust from the Waldo Mill.

RAW MATERIALS

     Logs processed by the Company's two sawmills in 1997 totaled 100 million board feet, and were obtained from either the timberlands or purchased from public and private landowners. Of the 48 million board feet of pine sawtimber harvested from the timberlands in 1997, 24 million board feet were processed in the Company's two sawmills.

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

     In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement its own timber harvests from the timberlands. The Company has an active timber procurement department for each of its sawmills. As of December 31, 1997, the Company had under contract approximately 49 million board feet of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next four years. During 1997, the Company harvested third-party stumpage and purchased logs from third parties totaling 82 million board feet. Of this volume, purchases from the U.S. Forest Service during this period represented seven percent. The balance of such purchases was acquired from private lands.

     As a result of the reduced availability of federal timber, demand for privately-owned timber has increased, along with prices; and the Company has increased and foresees further increases in its harvesting and purchasing activities from private timberlands. Due to this increased demand and higher timber prices, private timber sources have been prompted to sell their timber commercially. As a result, Deltic's sources of private timber are many and diverse. The key factors in a landowner's determination of whether to sell timber to the Company are price, the Company's relationships with logging contractors, and the ability of the Company to demonstrate the quality of its logging practices to landowners. As a result, a landowner will be more likely to sell timber to a forest products company whose own land has been responsibly managed and harvested. There is a substantial amount of other private timber acreage in proximity to each of Deltic's sawmills.

PRODUCTS AND COMPETITION

     The Company's principal products are timber; lumber products, primarily finished lumber; and residual wood products.

     Timber. Timber harvested from the timberlands is utilized by the Company's sawmills or sold to third parties. The Company's timber sales to third parties accounted for approximately 17 percent, 12 percent, and 14 percent of net sales in 1995, 1996, and 1997, respectively.

     The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood consuming facilities, and the ability to meet delivery requirements.

     Lumber Products. The Company's sawmills produce a wide variety of products, including dimension lumber, boards, timbers, decking, and secondary manufacturing products such as finger-jointed studs. Lumber is sold primarily to wholesalers and treaters in the South and Midwest and is used in residential construction, roof trusses, laminated beams, and remanufactured items. During 1995, 1996, and 1997, lumber sales as a percentage of net sales were approximately 55 percent, 55 percent, and 57 percent, respectively.

     The forest products market is highly competitive with respect to price and quality of products. In particular, competition in the commodity-grade lumber market in which the Company competes is primarily based on price. Deltic competes with major forest products companies operating in Arkansas, many of which have significantly greater financial resources than the Company, as well as privately-held lumber producers. In addition, Deltic's management expects the Company's products to experience increased competition from engineered wood products and other substitute products. Due to the geographic location of Deltic's timberlands and its high-quality timber, in addition to the Company's active timber management program, strategically located and efficient sawmill operations, and highly motivated workforce; Deltic has been able to compete effectively.

     Chips. The Company's sawmills produce wood chips as by-products of the applicable conversion process. Chips are typically sold to paper mills. During 1997, Deltic's sawmills produced 270,000 tons of wood chips. During 1995, 1996, and 1997, sales of wood chips and other by-products of the Company's sawmills accounted for 11 percent, 11 percent, and eight percent, respectively, of Deltic's net sales. In the future, the Company expects to sell certain of its residual wood products to Del-Tin Fiber for the production of MDF. (See "Growth Strategy".)

REAL ESTATE OPERATIONS

     Deltic's Real Estate operations in Chenal Valley were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time the Company has been developing a 4,300-acre premier upscale planned community, Chenal Valley, centered around a Robert Trent Jones, Jr. designed golf course. The golf course was completed in 1990. The property has been developed in stages and real estate sales to date have consisted primarily of residential lots.

     In connection with its Chenal Valley development, the Company developed Chenal Country Club, consisting of the above-described golf course, a clubhouse, and related facilities for use by club members; and the club membership agreed to purchase Chenal Country Club with payments to be made on specified terms through 1999. During 1997, the agreement was restructured in order to return ownership of Chenal Country Club to the Company with the club members making ongoing membership fee payments. In connection with the restructuring, Deltic agreed to undertake substantial remodeling and expansion of the clubhouse. (For additional information, see Note 4 to the consolidated financial statements in
Item 8, "Financial Statements and Supplementary Data", of Part II of this report.)

     Commercial development began in 1996 with the construction of a Deltic-owned, 50,000 square-foot office building, approximately one-half of which is leased to General Motors Acceptance Corporation. During 1997, commercial sales activity increased, with more than 26 acres sold for multi-family development. Site work on a retail service center began in 1997, and approximately 50,000 square feet of prime retail space will be constructed by Deltic for availability by late 1998. Construction of Rahling Road, a major connector street that provides access to Chenal Valley's commercial core, began in 1997 and was completed in early 1998. Commercial sites along this street, increased residential development, and additional infrastructure investment are expected to result in increased commercial activity.

     Infrastructure and other improvements to support the development and sale of residential and commercial property are funded directly by the Company and/or through real property improvement districts. Such properties are developed only when sufficient demand exists and all infrastructure is completed. Future infrastructure investments are necessary only for the development and sale of additional property.

     A number of factors have added significant value to the undeveloped portion of the Company's property. Such factors include: the overall success of Chenal Valley as a residential development and its image as one of the premier developments in Arkansas, the continued westward growth of Little Rock, the Company's investment in infrastructure in the area, and the established residential base which is now large enough to support commercial development. Management expects the undeveloped portion of Chenal Valley to provide growth and development opportunities in the future.

     When fully developed, Chenal Valley will include approximately 4,000 residential homesites. To date, 896 homesites have been developed and 739 lots sold, with about 700 residences constructed or under construction. Of its 627 total commercial acres, Chenal will offer acreage for office tracts, multi-family development, and retail locations. The development plan supports the area's growing demand for corporate and service-oriented products.

     In addition to Chenal Valley, Deltic is developing Chenal Downs, a 400-acre equestrian development located outside of Chenal Valley being sold in estate-sized lots of approximately five acres each, and Red Oak Ridge, Deltic's first real estate development outside of Little Rock. The first phase of lot sales in Chenal Downs was offered in December, 1997, with significant lots sales projected for 1998, when the state-of-the-art equestrian center will be completed. Red Oak Ridge, located in Hot Springs, Arkansas, is an 800-acre, upscale community designed for residential, resort, or retirement living.

FARMING

     Deltic owns 36,000 acres of farmland in northeast Louisiana. Approximately 26,000 acres of the total are farmed by Deltic, while the remaining 10,000 acres are rented to third parties. The primary crops for 1997 were soybeans, corn, cotton, and wheat. For 1998, only soybeans and corn will be grown due to expected increased profitability of these crops versus cotton and wheat.

     The installation of two continuous-flow drying systems allowed more than 55 percent of Deltic's corn production to be dried before delivery to local markets, which meant lower harvest losses and reduced drying charges from grain elevator operators. Plans are for an even higher percentage of corn production to be dried at Deltic's facilities in 1998. The purchase of new combines allowed Deltic to harvest crops at optimum grain moisture and field conditions, rather than having to rely on availability of custom harvesters.

SEASONALITY

     The Company's operating segments are subject to variances in financial results due to several seasonal factors. The majority of timber sales are generated in the first half of the year due primarily to weather conditions and stronger timber prices. Increased housing starts during the spring usually push lumber prices up and, in turn, can result in higher timber prices. Forestry operations generally incur expenses related to silvicultural treatments which are applied during the fall season to achieve maximum effectiveness. Farming operations generally do not generate significant sales and operating income until crops are harvested and sold in the second half of the year.

BUSINESS SEGMENT DATA

     Information concerning net sales and operating income attributable to each of the Company's business segments is set forth in Item 7, "Management's Discussion and Analysis"; and Note 20 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data", of Part II of this report.

DECLINE IN AVAILABILITY OF FEDERAL TIMBER

     Various factors, including environmental and endangered species concerns, have limited, and will likely continue to limit, the amount of timber offered for sale by certain United States government agencies, which historically have been major suppliers of timber to the United States forest products industry. During 1997, the Company acquired approximately 14 percent of its timber supply for its Ola Mill from federal sources, the Ouachita and Ozark National Forests. Any future decline in the availability of timber from federally-owned lands will require that the Company, in order to supply the Ola Mill, rely more heavily on harvests from the Company's timberlands, including harvests from timberlands acquired in the future to the extent that suitable opportunities arise, and on the acquisition of timber from other sources, such as private timber owners.
The Company's Waldo Mill does not currently process any timber acquired from federal sources.

ENVIRONMENTAL MATTERS

     The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, including laws relating to air and water emissions, the use of pesticides and herbicides on the farm and timberlands, regulation of "wetlands", and the protection of endangered species. Environmental legislation and regulations, and the interpretation and enforcement thereof, are expected to become increasingly stringent. The Company has made and will continue to make non-material expenditures to comply with such requirements in the ordinary course of its operations. Liability under certain environmental regulations may be imposed without regard to fault or the legality of the original actions, and may be joint and several with other responsible parties. As a result, in addition to ongoing compliance costs, the Company may be subject to liability for activities undertaken on its properties prior to its ownership or operation and by third parties, including tenants. The Company currently leases the rights to drill for oil and gas on some of its lands to third parties. Pursuant to these leases, the lessee indemnifies the Company from environmental liability relating to the lessee's operations. Based on its present knowledge, including the fact that the Company is not currently aware of any facts that indicate that the Company will be required to incur any material costs relating to environmental matters, and currently applicable laws and regulations, the Company believes that environmental matters are not likely to have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

     In addition, the federal "Endangered Species Act" protects species threatened with possible extinction and restricts timber harvesting activities on private and federal lands. Certain of the Company's timberlands are subject to such restrictions due to the presence on the lands of the Red Cockaded Woodpecker, a species protected under the Act. There can be no assurance that the presence of this species or the discovery of other protected species will not subject the Company to future harvesting restrictions. However, based on the Company's knowledge of its timberlands, the Company does not believe that its ability to harvest its timberlands will be materially adversely effected by the protection of endangered species.

EMPLOYEES

     As of February 28, 1998, the Company had 492 employees.


ITEM 2.   PROPERTIES

     The Company's properties, located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, purchased stumpage inventory, two sawmills, land held for residential and commercial development and sale, and farmland. As of December 31, 1997, the Company's gross investment in timber and timberlands, gross property, plant and equipment, and investment in real estate held for development and sale consisted of the following:

          Timberlands                                 $ 44,846
          Fee timber and logging facilities             82,126
          Purchased stumpage inventory                  10,545
          Real estate held for development and sale     20,365
          Land and land improvements                     7,452
          Buildings and structures                       7,966
          Machinery and equipment                       58,138
                                                       -------
                                                      $231,438
                                                       =======

     "Timberlands" consist of the historical cost of land on which fee timber is grown and related land acquisitions stated at acquisition cost. "Fee timber" consists of the historical cost of company standing timber inventory, including capitalized reforestation costs, and related timber acquisitions stated at acquisition cost. "Logging facilities" consist primarily of the costs of roads constructed and other land improvements. "Purchased stumpage inventory" consists of the purchase price paid for unharvested third party timber. "Real estate held for development and sale" consist primarily of the unamortized costs incurred to develop the real estate for sale. "Land and land improvements" consist primarily of the farmland. "Buildings and structures" and "Machinery and equipment" consist of the sawmill buildings and equipment, farming structures and equipment, and a commercial building held for lease.

     The Company owns all of the properties discussed above. Other than approximately $2.2 million of timber notes payable for certain investments in timber and $.9 million of owner-financed acquisitions of real estate acreage and timberland, the Company's properties are not subject to mortgages or other forms of debt financing. (For further information on the location and type of the Company's properties, see the descriptions of the Company's operations in Item 1.)

ITEM 3.   LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The age (at January 1, 1998), present corporate office, and length of service in office of each of the Company's executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

     Robert C. Nolan - Age 56; Chairman of the Board effective December 17, 1996. For the past 26 years, Mr. Nolan has been Managing Partner of Munoco Company, an Arkansas partnership principally engaged in the exploration for and production of oil and gas. In addition, Mr. Nolan has over 25 years experience in timberland management.

     Ron L. Pearce - Age 56; President and Chief Executive Officer and a director of the Company effective December 17, 1996. From June 1993 to December 1996, Mr. Pearce was President of Deltic Farm & Timber Co., Inc. ("Deltic Farm & Timber"), the predecessor corporation of the Company. Prior to such time, Mr. Pearce was Manager of Operations and Planning for Deltic Farm & Timber, a position he held beginning in February, 1991.

     Emily R. Evers - Age 47; Controller effective December 31, 1996. From 1989 to December 1996, Ms. Evers was Controller of Deltic Farm & Timber.

     W. Bayless Rowe - Age 45; General Counsel and Secretary effective December 31, 1996. From 1988 to December 1996, Mr. Rowe was Secretary and General Attorney of Murphy Oil Corporation ("Murphy").

     Clefton D. Vaughan - Age 56; Vice President, Finance and Administration and Treasurer effective December 31, 1996. From October 1994 to December 1996, Mr. Vaughan was Vice President of Murphy, a position he also held from 1989 through October 1992. From October 1992 to October 1994, Mr. Vaughan was Vice President of Murphy Exploration & Production Company.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS.

     Common Stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol DEL. The following table sets forth the high, low, and ending prices, along with the quarterly dividends declared, for each of the quarters indicated:

                                          Sales Prices*
                                  -----------------------------  Dividend per
                                   High         Low     Ending   Common Share
                                  -------    --------  --------  ------------
      1997
          First Quarter         $ 28-1/2    22-1/4      28-3/8      .0625
          Second Quarter          29-5/16   25          29-5/16     .0625
          Third Quarter           32-7/8    24-15/16    32-11/16    .0625
          Fourth Quarter          32-1/2    26-15/16    27-3/8      .0625

      1996
          No market trading activity or dividends declared, except those to Murphy Oil Corporation, the Company's former parent. (For additional information see Note 20 to the consolidated financial statements in
          Item 8, "Financial Statements and Supplementary Data", of Part II of this report.


        * Daily closing price.

     The initial dividend for Deltic Timber Corporation was declared on January 22, 1997 to shareholders as of March 1, 1997. Common stock dividends were declared for each quarter during 1997. As of February 28, 1998, there were approximately 3,424 stockholders of record of Deltic's Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 1997:

(Thousands of dollars, except per share amounts)       1997        1996        1995        1994       1993*
                                                    ----------  ----------  ----------  ----------  ----------

RESULTS OF OPERATIONS FOR THE YEAR

Net sales..........................................  $104,208      86,498      80,662      92,457      69,448
Operating income...................................  $ 25,609      17,940      13,343      28,375      17,378
Income before income taxes.........................  $ 27,252      21,933      15,894      30,576      18,539
Net income.........................................  $ 16,574      13,161      10,016      18,142       7,335
Earnings per Common share**
 Basic.............................................  $   1.29        1.03         N/A         N/A         N/A
 Assuming dilution.................................  $   1.29        1.03         N/A         N/A         N/A
Cash dividends declared per Common share...........  $    .25         N/A         N/A         N/A         N/A
Net cash provided/(required) by
 Operating activities..............................  $ 23,917      21,731      16,865      23,894      16,200
 Investing activities..............................  $(37,804)     (6,108)    (16,134)    (23,875)    (16,215)
 Financing activities..............................  $ 26,090        (419)     (1,644)       (101)       (401)
Percentage return on
 Average stockholders' equity......................       9.6         7.8         6.1        12.0         5.3
 Average borrowed and invested capital.............       9.5         7.9         6.2        12.0         5.3
 Average total assets..............................       8.7         7.2         5.7        11.3         5.1

CAPITAL EXPENDITURES FOR THE YEAR***

 Forest Products...................................  $ 27,886       5,681       2,712       7,222       3,565
 Real Estate.......................................     6,378       6,669       4,638       3,849       5,674
 Agriculture.......................................     1,000         272         245         266         395
 Corporate.........................................       574       1,512       1,538          66          40
                                                     --------     -------     -------     -------     -------
                                                     $ 35,838      14,134       9,133      11,403       9,674
                                                     ========     =======     =======     =======     =======
FINANCIAL CONDITION AT YEAR-END

 Working capital...................................  $ 37,971      25,758       6,822      11,314      11,520
 Current ratio.....................................  5.9 to 1    5.3 to 1    1.9 to 1    3.4 to 1    4.5 to 1
 Total assets......................................  $225,375     180,078     185,247     169,373     150,761
 Long-term debt....................................  $  1,093       2,685       2,817         163          54
 Redeemable preferred stock........................  $ 30,000           -           -           -           -
 Stockholders' equity..............................  $179,996     166,708     170,289     160,273     142,131
 Long-term debt to stockholders' equity ratio...... .006 to 1   .016 to 1   .017 to 1   .001 to 1   .001 to 1

  * Effective January 1, 1993, the Company elected the immediate recognition basis for implementing SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, and SFAS No. 109, Accounting for Income Taxes, without restating prior year results. The cumulative effect of these adoptions was charges of $1,661,000 and $2,415,000 for SFAS 106 and SFAS 109, respectively.

 ** 1996 amounts are presented on a pro forma basis. The distribution of the Company's Common Stock did not occur until December 31, 1996.

*** Certain prior year amounts have been reclassified to conform to 1997 presentation format. Net Change in Purchased Stumpage Inventory previously reported as a component of capital expenditures, by years: 1996, $(2,781,000); 1995, $4,504,000; 1994, $(1,055,000); and 1993, $1,008,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Deltic Timber Corporation ("Deltic" or the "Company") is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. The Company owns approximately 368,000 acres of timberland in Arkansas and north Louisiana. The Company's sawmill operations are located at Ola in central Arkansas (the "Ola Mill") and at Waldo in south Arkansas (the "Waldo Mill"). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas and owns approximately 36,000 acres of farmland. The Company also holds a 50-percent interest in Del-Tin Fiber, L.L.C. ("Del-Tin Fiber"), a joint venture to manufacture and market medium density fiberboard, which is expected to be operational during the second quarter of 1998.

     On November 11, 1996, the Board of Directors of Murphy Oil Corporation ("Murphy") declared a dividend payable to holders of record of Murphy Common Stock at the close of business on December 2, 1996 (the "Record Date") of one share of Deltic Common Stock for every 3.5 shares of Murphy Common Stock owned of record on the Record Date. As a result, 100 percent of the outstanding shares of Company Common Stock were distributed to Murphy shareholders on December 31, 1996 (the "Distribution Date"). Prior to the Distribution Date, the Company was operated as part of Murphy. The financial information for the years of 1996 and 1995 presented herein reflects periods during which the Company did not operate as an independent company. Such information, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company been an independent, public company during the reporting periods, and are not necessarily indicative of the Company's future operating results or financial condition.

     The Company's results of operations are affected primarily by the cyclical supply and demand factors of the forest products industry. Demand for timber is determined by demand for finished wood products. Wood products demand is driven by the level of housing starts, repair and remodeling activity, industrial construction activity, competition from non-wood products, and seasonal factors such as weather. These factors in turn are strongly influenced by overall economic activity, interest rates, and demographics. The supply of timber, and therefore lumber, is significantly affected by the availability of timber from public lands, particularly in the Pacific Northwest. In recent years, the United States government has dramatically reduced the amount of timber offered for sale in response to environmental concerns. This has resulted in increased demand for timber and lumber in the southern United States, as well as increased lumber imports from Canada.


RESULTS OF OPERATIONS

     Deltic's consolidated net income for 1997 was $16.6 million, $1.29 a share, an increase of 26 percent when compared to 1996 net income of $13.2 million, $1.03 a share on a pro forma basis. The Company earned $10 million in 1995.

     Operating income for 1997 increased $7.6 million to $25.6 million. The Forest Products segment increased $8.9 million due to a 21-percent increase in pine sawtimber harvest levels, a 20-percent rise in the average price for pine sawtimber sold, and an 18-percent increase in average finished lumber sales price. Real Estate operations increased $1.6 million due primarily to increased commercial sales. The Agriculture segment results were virtually the same as in 1996. The cost of corporate functions increased $2.9 million.

     In 1996, operating income increased $4.7 million. The Forest Products segment increased $1.2 million due primarily to a five-percent increase in finished lumber sales price, which more than offset an 18-percent decline in the average price for pine sawtimber. Real Estate operations increased $.6 million and benefited from a 34-percent increase in residential lot sales. Agriculture operating results increased $2.4 million over 1995 as crop prices and yields increased significantly. The cost of corporate functions decreased $.5 million.

     The Company's net sales and results of operations for the three years ended December 31, 1997 are presented by segment in the following tables. A review of the information presented follows the tables.

                                                   Years Ended December 31,
                                                   ------------------------
(Millions of dollars)                              1997       1996     1995
                                                   ----       ----     ----

Net sales
    Forest Products                               $ 83.1      69.6      68.3
    Real Estate                                     11.6       6.3       4.2
    Agriculture                                      9.5      10.6       8.2
                                                  ------      ----      ----
        Net sales                                 $104.2      86.5      80.7
                                                  ======      ====      ====

Operating income and net income
    Forest Products                               $ 24.8      15.9      14.7
    Real Estate                                      3.2       1.6       1.0
    Agriculture                                      2.8       2.8       0.4
    Corporate                                       (5.2)     (2.3)     (2.8)
                                                  ------      ----      ----
        Operating income                            25.6      18.0      13.3
Net interest income                                   .3       2.8       2.4
Other income                                         1.4       1.2       0.2
Income tax expense                                 (10.7)     (8.8)     (5.9)
                                                  ------      ----      ----
        Net income                                $ 16.6      13.2      10.0
                                                  ======      ====      ====

  Forest Products

     The Company's Forest Products operations generated net sales of $83.1 million in 1997, $69.6 million in 1996, and $68.3 million in 1995. Operating income for this segment was $24.8 million in 1997, $15.9 million in 1996, and $14.7 million in 1995.

     Net sales increased $13.5 million, 20 percent, during 1997. Pine sawtimber sales increased $5.9 million over 1996 which reflects the impact of a $3.3 million increase attributable to higher sales volume coupled with a $2.6 million increase due to higher average sales price. The Company harvested 47.5 million board feet -Doyle scale ("MMBF-DS") of pine sawtimber in 1997, an increase of 21 percent when compared to 39.2 MMBF-DS in 1996. The increase in harvest levels was facilitated by the acquisition of over 25,000 acres of timberland during 1997. Average sales price for Deltic's pine sawtimber was $398 per thousand board feet- Doyle scale ("MBF-DS") in 1997 versus $333 per MBF-DS in 1996, a 20-percent increase. The increase in the price of pine sawtimber was the result of strong demand caused by the high level of regional lumber production. Demand for pine sawtimber, as well as lumber, benefited from the continuation of the general economic expansion, strong level of housing starts, and low interest rates. Pine pulpwood and hardwood sales increased $.5 million in 1997 due to higher volume and sales price. Net sales of finished lumber increased $11.2 million due to an $8.8 million increase which resulted from higher average sales price and a $2.4 million increase from greater sales volume. In 1997, average sales price for finished lumber was $396 per thousand board feet ("MBF"), an 18-percent increase when compared to $335 per MBF in 1996. The Company's sawmills experienced a four-percent increase in sales of finished lumber, from
143.4 million board feet ("MMBF") in 1996 to 149.4 MMBF in 1997. Other net sales in the Forest Products segment decreased $4.1 million due to a reduction of sawmill residual product sales and an increase in intrasegment sales elimination.

     During 1996, net sales of pine sawtimber decreased $1.5 million, representing the net impact of a $2.6 million decrease attributable to a lower average sales price and a $1.1 million increase due to a higher sales volume. Pine sawtimber sales prices declined 18 percent in 1996 from $406 per MBF-DS in 1995 to $333 per MBF-DS in 1996. This decline in the price of pine sawtimber was caused by softness in the market for logs and finished lumber due to a continuation of the prior year's decline in new housing starts in the United States. Pine sawtimber harvested by the Company increased ten percent in 1996 to 39.2 MMBF-DS from 35.7 MMBF-DS in 1995. Net sales of pine pulpwood and hardwood increased $.2 million in 1996 due to higher sales price. Finished lumber net sales increased $3.3 million and was caused equally by increased sales price from $318 per MBF in 1995 to $335 per MBF in 1996 and slightly higher sales volume, 143.4 MMBF in 1996 compared to 140.5 MMBF in 1995. Other net sales in the Forest Products segment decreased $.7 million.

     In 1997, operating income from this segment was $24.8 million, an increase of $8.9 million over 1996, primarily attributable to increased sales of pine sawtimber and finished lumber discussed above, partially offset by a 17-percent increase in the cost of logs to the Company's sawmills. The cost of fee timber harvested from Deltic's timberlands increased $.4 million when compared to 1996 due to an increase in timber harvested and to higher depletion rates which are the result of acquiring timberland.

     Operating income of $15.9 million for 1996 was $1.2 million more than for 1995, an eight-percent increase, primarily attributable to increased finished lumber sales discussed above, partially offset by higher log costs at the Company's sawmills.

  Real Estate

     Net sales for the Company's Real Estate operations at Chenal Valley in west Little Rock, Arkansas, were $11.6 million in 1997, $6.3 million in 1996, and $4.2 million in 1995. Operating income for this segment totaled $3.2 million in 1997, $1.6 million in 1996, and $1 million in 1995.

     In 1997, Real Estate operations generated net sales of $11.6 million, $5.3 million more than in 1996. Sales of residential and commercial property increased $2.6 million. The sale of residential lots at the Chenal Valley development increased 19 percent, from 95 lots in 1996 to 113 lots in 1997, with a slight decrease in average sales price from $55,400 to $52,400. During 1997, 149 lots were developed and offered for sale in Bayonne Place; DuQuesne Place, Chenal Valley's newest neighborhood which was priced to enter a new segment of the market; and Chenal Downs, a 400-acre equestrian development located outside of Chenal Valley. Two commercial tracts were sold in 1997 for multi-family developments and totaled 26.4 acres at an average price per acre of $90,900, which compares to a 2.1-acre tract for $199,500 per acre in 1996. On May 1, 1997, the Company acquired Chenal Country Club, Inc., a newly-formed entity that operates the Club amenity around which Chenal Valley development is centered. The acquisition was accomplished by exchanging a $5.6 million interest-bearing receivable from the club membership, which was previously held by Deltic, for an investment in the newly-formed subsidiary. Chenal Country Club, Inc.'s financial results included net sales of $2.3 million and cost of sales totaling $2.1 million. The cost of the clubhouse and golf course facilities acquired will be accounted for as an additional amenity for the Chenal Valley development. Real Estate operating income of $3.2 million for 1997 increased $1.6 million when compared to 1996, due primarily to the same factors impacting net sales.

     Net sales in 1996 increased $2.1 million, 52 percent, from $4.2 million in 1995. Operating income also increased $.6 million in 1996 to $1.6 million. Residential lot sales at the Chenal Valley development increased by 24 lots to 95 lots with the average sales price up five percent over 1995, from $52,900 to $55,400. A 2.1-acre commercial tract was sold in 1996 for $199,500 per acre, while no commercial development acreage was sold in 1995.

  Agriculture

     Deltic's Agriculture segment generated net sales of $9.5 million in 1997, $10.6 million in 1996, and $8.2 million in 1995. Operating income totaled $2.8 million for both 1997 and 1996, and $.4 million for 1995.

     Agriculture operations contributed $9.5 million in net sales during 1997, down $1.1 million from 1996. This decrease was primarily due to a 43-percent reduction in harvests of cotton in 1997 compared to 1996, which resulted from diverting about 2,000 acres from cotton production to other crops. Although revenues decreased in 1997, a corresponding reduction in crop costs was achieved. Operating income of $2.8 million in 1997 was essentially unchanged from 1996. In 1997, crop yields per acre for cotton and wheat increased 19 percent and 25 percent respectively, while per acre yields for soybeans and corn decreased nine percent and four percent.

     Net sales increased $2.4 million, 29 percent, during 1996. Operating income also increased $2.4 million from $.4 million in 1995. Higher sales prices for soybeans and corn, in addition to improved yields, benefited agricultural results for 1996, compared to hot, dry conditions which adversely affected 1995 crop yields. In 1996, crop yields per acre for soybeans and corn increased 48 percent and 23 percent respectively; in addition, sales prices for soybeans and corn increased 19 percent and 29 percent.

  Corporate

     Corporate operating expense was $5.2 million in 1997, $2.3 million in 1996, and $2.8 million in 1995. During 1997, the Company's general and administrative expenses increased $2.7 million due to higher expenses incurred as an independent, public company. The cost of certain administrative and financial services provided by Murphy Oil Corporation, Deltic's parent prior to spin-off, was included in general and administrative expenses and totaled $.5 million in 1997, $1.3 million in 1996, and $2 million in 1995. These services were provided by Murphy through June 30, 1997.

  Net interest income

     Net interest income during 1997 was $.3 million, compared to $2.8 million during 1996 and $2.4 million during 1995. The $2.5 million decrease in 1997 was due primarily to settlement of an interest-bearing receivable from Murphy. Deltic's interest income from this receivable was $2.4 million in 1996 and $2 million in 1995. On December 18, 1997, the Company received $29.6 million in proceeds from the issuance of 600,000 shares of Redeemable Preferred Stock, net of issuance costs of $.4 million, most of which was invested in interest-bearing securities until required for the Company's acquisition program. (Refer to Note 10 to the consolidated financial statements.)

  Other income

     Other income was $1.4 million in 1997, $1.2 million in 1996, and $.2 million in 1995. During 1997, the Company realized a $1.2 million gain on settlement of a physical damage insurance claim which was the result of a fire that destroyed the Ola Mill lumber planer. A business interruption claim for this event is expected to be settled in 1998. A $.7 million gain on the sale of approximately 3,200 acres of Arkansas farmland was recorded during 1996.

  Income tax expense

     The Company's income tax expense was $10.7 million for 1997, $8.8 million for 1996, and $5.9 million for 1995. The effective income tax rate was 39 percent, 40 percent, and 37 percent in 1997, 1996, and 1995, respectively. The increase in income tax expense of $1.9 million in 1997 and $2.9 million in 1996 was due to similar increases in pretax earnings. In addition, prior period tax adjustments included a $.3 million benefit in 1995.


LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows and Capital Expenditures

     Net cash provided by operating activities was $23.9 million in 1997, compared to $21.7 million in 1996 and $16.9 million in 1995. Changes in operating working capital other than cash and cash equivalents required cash of $.5 million for 1997, but provided cash of $.6 million in 1996 and $1.6 million in 1995. The Company's accompanying Consolidated Statements of Cash Flows identify other differences between net income and cash provided by operating activities for each of those years.

     Capital expenditures required cash of $35.7 million in 1997, $14.1 million in 1996, and $8.4 million in 1995. Other seller-financed capital expenditures not requiring cash included land acquisitions of $.1 million in 1997 and $.7 million in 1995. Total capital expenditures are presented by segment in the following table for the years ended December 31, 1997, 1996, and 1995.

(Millions of dollars)             1997          1996          1995
                                  ----          ----          ----
    Forest Products              $27.9           5.6           2.7
    Real Estate                    6.4           6.7           4.7
    Agriculture                    1.0            .3            .2
    Corporate                       .5           1.5           1.5
                                  ----          ----          ----
        Capital expenditures     $35.8          14.1           9.1
                                  ====          ====          ====

     Capital expenditures for Forest Products included land acquisitions of approximately 25,100 acres at a cost of $15.9 million in 1997 and approximately 3,100 acres at a cost of $2.5 million in 1996. At the Company's Ola Mill, capital projects for 1997 included $3 million for installation of a new boiler system and an additional kiln, which will increase drying capacity by 30 million board feet annually, and $1.4 million for a small log processing deck, which enables the mill to extract small diameter logs from pulpwood to facilitate log supply and reduce log cost. In 1996, Ola's expenditures included $.7 million for a sorter system. The Waldo Mill's planer upgrade required capital expenditures of $4.1 million in 1997 and $1.4 million in 1996. During 1997, $1.6 million was expended for the Waldo Mill's new secondary manufacturing operation, which will expand the product mix to include products such as finger-jointed studs. This project is expected to be completed early in 1998. In 1995, Waldo's mill expansion was completed and required capital expenditures of $1.8 million.

     Real Estate operations had capital expenditures related to costs of lot development of $2.1 million in 1997, $.4 million in 1996, and $1.2 million in 1995. Commercial development included $.6 million in 1997 for site work for a retail service center that will offer approximately 50,000 square feet of prime retail space for lease and $4.5 million in 1996 for construction of a 50,000 square-foot office building which the Company offers for lease. Infrastructure construction totaled $1.3 million in 1997, compared to $.4 million in 1996 and $.7 million in 1995. In 1997, an expansion of the clubhouse at Chenal Country Club was begun and expenditures totaled $.6 million. In 1995, land adjoining Chenal Valley was acquired for $1 million. Other expenditures were primarily for various amenity improvements.

     Agriculture expenditures in 1997 included the installation of two continuous-flow drying systems for $.4 million and the purchase of three combines for $.4 million. Other capital requirements were mainly for replacements of various machinery and equipment.

     Capital expenditures of $.5 million for Corporate operations in 1997 were primarily for the purchase of office furniture and computer equipment, including software, required when the Company's offices were relocated after being spun off from Murphy. Expenditures included $.9 million in 1996 for purchase of additional investment in a consolidated entity and $1.4 million in 1995 for mineral lease acquisitions in Union and Columbia Counties in Arkansas.

     At December 31, 1997, the Company had commitments of $4.5 million for capital projects in progress, including $.4 million for land acquisitions, $1.5 million for the boiler/kiln and log deck projects at the Ola Mill, $.6 million for the secondary manufacturing facility at the Waldo Mill, and $1.5 million related to residential lot and commercial development, infrastructure construction, and amenity improvements at Chenal.

     The net change in purchased stumpage inventory required cash of $2.9 million in 1997 and provided cash of $2.8 million in 1996 and $1 million in 1995. The Company increased its investment in U. S. government securities by $.7 million in 1997 and $1.5 million in 1996. Proceeds from sales of assets provided $1.4 million in 1997, due primarily to the involuntary conversion of the Ola Mill's planer which was destroyed by fire, and $2.9 million in 1996, primarily from the sale of approximately 3,200 acres of Arkansas farmland. In 1996, as a part of the spin-off of the Company by Murphy, the Company received a $17.2 million cash payment from Murphy in partial settlement of its receivable due from Murphy. Prior to the spin-off, the Company remitted to Murphy cash funds generated in excess of its daily requirements. As a result, the receivable from Murphy had increased by $7.9 million in 1996 and $8.7 million in 1995. Also, in connection with the spin-off, the Company recorded an $18.8 million noncash dividend to Murphy which reduced the outstanding balance of the receivable. (Refer to Note 2 to consolidated financial statements.) The Company advanced $1 million and $6.8 million in 1997 and 1996, respectively, to Del-Tin Fiber.

     On December 18, 1997, the Company issued 600,000 shares of Redeemable Preferred Stock, proceeds of which were $29.6 million, net of issuance cost of $.4 million. (Refer to Note 10 to the consolidated financial statements.) Borrowings under Deltic's line of credit provided $3 million in 1997, which were also repaid during the year. Cash required to repay long-term debt arising from installment payments on notes used to finance a portion of the Company's timber requirements amounted to $1.8 million in 1997, $.4 million in 1996, and $1.6 million in 1995. In 1997, the Company paid $3.2 million in dividends on Common Stock.

  Financial Condition

     Year-end working capital totaled $38 million in 1997 and $25.8 million in 1996. Cash and cash equivalents at the end of 1997 were $28.8 million, compared to $16.6 million at the end of 1996. The improvement for 1997 was primarily attributable to the $30 million issuance of Redeemable Preferred Stock. During 1997, total long-term and short-term debt declined $1.5 million. The Company's working capital ratio at December 31, 1997 was 5.9 to 1, compared to 5.3 to 1 at the end of 1996.

  Liquidity

     The primary sources of the Company's liquidity are internally generated funds, access to outside financing, and working capital. The Company's current strategy for growth emphasizes a significant timberland acquisition program, which will facilitate an increase in harvest levels as it is expanding lumber production and entering the engineered wood products market through its interest in Del-Tin Fiber. To facilitate these growth plans, the Company issued $30 million of Redeemable Preferred Stock late in 1997, proceeds of which will be used primarily to fund the land acquisition program. This equity offering also satisfied representations made to the Internal Revenue Service for purposes of receiving a ruling that the distribution of its stock by Murphy would qualify as tax-free to Murphy and its shareholders. Deltic has an agreement with a group of banks which provides an unsecured, committed revolving credit facility totaling $100 million. Of the total credit facility, up to $40 million may be designated as borrowings of Del-Tin Fiber. The agreement will expire on December 31, 2001. As of December 31, 1997, $78 million was available under this facility. Current financing arrangements are set forth in Note 9 to the consolidated financial statements. The Company does not anticipate any problem in meeting future requirements for funds.

     During 1998, Deltic anticipates filing a shelf registration with the Securities and Exchange Commission under which the Company could issue up to $100 million of Common Stock. Such stock, if issued, would be used in the Company's timberland acquisition program or for general corporate purposes. There can be no assurance that debt or equity funds will be available at terms acceptable to the Company.

OTHER MATTERS

     General inflation has not had a significant effect on the Company's operating results during the three years ended December 31, 1997. The Company's timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Sales of real estate are affected by changes in the general economy and long-term interest rates.

     Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, requires segment reporting to correspond with the organizational units that management has established for internal performance evaluation purposes. SFAS 131 will be effective for periods beginning after December 15, 1997. As a result, the Company will divide its current Forest Products segment into two separate reporting segments, Woodlands and Mills, for all future reports issued, beginning in the first quarter of 1998.

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing the risk to the availability and integrity of financial systems and the reliability of operational systems. The majority of Deltic's computer equipment and financial system software was purchased when the Company was spun off from Murphy. As a result, the Company has no significant compliance issue with its financial system and the cost to resolve any inherent problems in older COBOL or FORTRAN programs is not expected to be material. An evaluation of the Company's operational systems, primarily at its sawmills, has not been completed and the effect on these operations and the cost of compliance cannot be determined at the current time. Deltic is also communicating with suppliers, customers, financial institutions, and others with which it does business to coordinate Year 2000 conversion. The cost of achieving Year 2000 compliance is not estimated to be material.

     Deltic is committed to protecting the environment and has certain obligations based on federal, state, and local laws for the protection of the environment. Costs of compliance through 1997 have not been material and the Company currently has no reason to believe that such costs will become material.

OUTLOOK

     The Company expects domestic demand for timber and lumber to remain strong in 1998. However, demand will be negatively affected if the economy slows and housing starts decline. In addition, the oversupply of lumber that developed in the second half of 1997 and the resulting depressed prices may extend into 1998. The Company expects that timber sales by the United States government will remain at historically low levels; and increasing environmental pressures in Canada, along with the Canada-United States Lumber Quota Agreement, will prevent any significant increase in Canadian imports.

     Pine sawtimber harvested from the Company's fee lands is projected to increase annually through the year 2000, depending on the Company's ability to increase timber inventory through growth and timberland acquisitions. Lumber production is also projected to increase over this period, as the Company continues to increase the capacity of its manufacturing facilities. The Company expects Real Estate operations to continue to expand, although sales could be affected by declines in economic growth or housing starts in central Arkansas. Agriculture operations will be subject to a number of factors, including weather conditions, insect infestation, crop disease, and price fluctuations.

     The Company's capital budget for 1998 provides for expenditures of $52.9 million, including $32.7 million for Forest Products operations and $19.1 million for the Real Estate segment. A major portion of the Forest Products amount, $21.5 million, is designated for timberland acquisitions, while $10.2 million is provided for sawmill projects. Expenditures for timberland will be dependent on the availability of tracts at prices which meet the Company's criterion for timber stocking, site index, growth potential, and location. The planned installation of a new planermill at the Ola Mill at a cost of $4.9 million will increase production capacity by 19 million board feet. Residential lot development is expected to add over 250 lots at a projected cost of $6.2 million. Expenditures for commercial real estate development and infrastructure construction is estimated at $6.3 million. Golf course and clubhouse expansion projects are anticipated to require capital expenditures of $4.2 million. Agriculture expenditures are budgeted at $.7 million for replacements of machinery and equipment and land improvements. Capital and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company's estimated cash flows from operations or general economic conditions.

     The Company has made "forward-looking statements" in this report which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are identified by the use of forward-looking words or phrases such as "anticipates", "expects", "plans", "estimates", or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, including those disclosed elsewhere herein. Actual results and developments could differ materially from those expressed or implied by such statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          December 31, 1997 and 1996
                       ---------------------------------
                            (Thousands of dollars)

                                                                1997      1996
                                                            ---------  -------
Assets
 Current assets
   Cash and cash equivalents                                 $ 28,838   16,635
   U. S. government securities                                  2,207    1,527
   Trade accounts receivable - net                              3,772    3,186
   Other receivables                                              297    2,532
   Inventories                                                  8,595    5,436
   Prepaid expenses and other current assets                    2,060    2,386
                                                             --------  -------
     Total current assets                                      45,769   31,702

 Investment in real estate held for development and sale       20,365   19,558
 Investment in and advances to Del-Tin Fiber, L.L.C.            7,383    6,811
 Timber and timberlands - net                                 108,206   90,320
 Property, plant, and equipment - net                          39,646   28,902
 Deferred charges and other assets                              4,006    2,785
                                                             --------  -------

     Total assets                                            $225,375  180,078
                                                             ========  =======

Liabilities and Stockholders' Equity
 Current liabilities
   Current maturities of long-term debt                      $  1,801    1,698
   Notes payable                                                  192        -
   Trade accounts payable                                       2,542    2,031
   Accrued taxes other than income taxes                          979      780
   Bank overdraft                                               1,479        -
   Other accrued liabilities                                      805      942
   Income taxes payable                                             -      493
                                                             --------  -------
     Total current liabilities                                  7,798    5,944

 Long-term debt                                                 1,093    2,685
 Deferred credits and other noncurrent liabilities              6,488    4,741
 Redeemable preferred stock                                    30,000        -
 Stockholders' equity
   Preferred stock                                                  -        -
   Common stock                                                   128      128
   Capital in excess of par value                              68,372   68,372
   Retained earnings                                          111,496   98,208
                                                             --------  -------
     Total stockholders' equity                               179,996  166,708
                                                             --------  -------

     Total liabilities and stockholders' equity              $225,375  180,078
                                                             ========  =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                       Consolidated Statements of Income
             For the Years Ended December 31, 1997, 1996, and 1995
             -----------------------------------------------------
               (Thousands of dollars, except per share amounts)


                                                       1997     1996     1995
                                                  ---------  -------  -------

Net sales                                         $104,208   86,498   80,662
                                                  --------   ------   ------

Costs and expenses
 Cost of sales                                      67,625   61,076   59,597
 Depreciation, amortization, and
   cost of fee timber harvested                      4,912    4,109    4,053
 General and administrative expenses                 6,062    3,373    3,669
                                                  --------   ------   ------

   Total costs and expenses                         78,599   68,558   67,319
                                                  --------   ------   ------

   Operating income                                 25,609   17,940   13,343

Interest income                                        646    3,070    2,668
Interest expense                                      (370)    (284)    (309)
Other income                                         1,367    1,207      192
                                                  --------   ------   ------

Income before income taxes                          27,252   21,933   15,894

Income taxes                                       (10,678)  (8,772)  (5,878)
                                                  --------   ------   ------

   Net income                                     $ 16,574   13,161   10,016
                                                  ========   ======   ======

Earnings per Common share*
 Basic                                            $   1.29     1.03      N/A
                                                  ========   ======   ======
 Assuming dilution                                $   1.29     1.03      N/A
                                                  ========   ======   ======

Dividends declared per Common share               $    .25      N/A      N/A
                                                  ========   ======   ======

Average Common shares outstanding (thousands)*      12,798   12,798      N/A
                                                  ========   ======   ======




* 1996 amounts are presented on a pro forma basis. The distribution of the Company's Common Stock did not occur until December 31, 1996.



See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             For the Years Ended December 31, 1997, 1996, and 1995
             -----------------------------------------------------
                             (Thousands of dollars)

                                                                 1997         1996       1995
                                                               ---------   ---------   ---------
Operating activities
 Net income                                                  $    16,574      13,161      10,016
 Adjustments to reconcile above income to
   net cash provided by operating activities
    Depreciation, amortization, and cost of
     fee timber harvested                                          4,912       4,109       4,053
    Deferred and noncurrent income taxes                             (65)         52        (624)
    Gains from sales of assets                                    (1,449)       (844)         (4)
    Real estate costs recovered upon sale                          3,732       2,942       1,984
    (Increases)/decreases in operating working
     capital other than cash and cash equivalents                   (503)        610       1,601
    Other                                                            716       1,701        (161)
                                                               ---------   ---------   ---------
     Net cash provided by operating activities                    23,917      21,731      16,865
                                                               ---------   ---------   ---------

Investing activities
 Capital expenditures requiring cash                             (35,729)    (14,134)     (8,383)
 Net change in purchased stumpage inventory                       (2,924)      2,781       1,022
 Purchases of U. S. government securities                        (21,817)     (1,527)          -
 Maturities of U. S. government securities                        21,145           -           -
 Proceeds from sales of assets                                     1,359       2,850         126
 Net (additions)/reductions to noncurrent receivable
   from Murphy Oil                                                     -      10,938      (8,680)
 Investment in and advances to Del-Tin
   Fiber, L.L.C. - net                                              (299)     (6,811)          -
 Other - net                                                         461        (205)       (219)
                                                                 -------     -------   ---------
     Net cash required by investing activities                   (37,804)     (6,108)    (16,134)
                                                               ---------   ---------   ---------

Financing activities
 Proceeds from issuance of Redeemable Preferred
   Stock, net of issuance costs of $395                           29,605           -           -
 Proceeds from long-term borrowings                                3,000           -           -
 Repayments of long-term debt                                     (4,794)       (419)     (1,644)
 Bank overdraft                                                    1,479           -           -
 Common Stock dividends paid                                      (3,200)          -           -
                                                               ---------   ---------   ---------
     Net cash provided/(required) by financing activities         26,090        (419)     (1,644)
                                                               ---------   ---------   ---------

Net increase/(decrease) in cash and cash equivalents              12,203      15,204        (913)
Cash and cash equivalents at beginning of year                    16,635       1,431       2,344
                                                               ---------   ---------   ---------
Cash and cash equivalents at end of year                     $    28,838      16,635       1,431
                                                               =========   =========   =========


See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
             For the Years Ended December 31, 1997, 1996, and 1995
             -----------------------------------------------------
                             (Thousands of dollars)

                                                              1997       1996     1995
                                                           ----------  --------  -------
Cumulative Preferred Stock - $.01 par, authorized
  20,000,000 shares, 600,000 shares issued at
  end of year as Redeemable Preferred Stock
  (See Note 10 - Redeemable Preferred Stock)                $      -         -         -
                                                            --------   -------   -------
Common Stock - $.01 par, authorized 50,000,000
  shares, 12,798,323 shares issued at beginning
  and end of year                                                128       128       128
                                                            --------   -------   -------

Capital in excess of par value
 Balance at beginning of year                                 68,372    66,301    66,301
 Capital contributions by Murphy Oil for administrative
   and financial services, net of tax                              -       384         -
 Transfer of prepaid retirement and accrued
   postretirement benefit obligation from Murphy Oil
   at spin-off, net of tax                                         -     1,687         -
                                                            --------   -------   -------
 Balance at end of year                                       68,372    68,372    66,301
                                                            --------   -------   -------

Retained earnings
 Balance at beginning of year                                 98,208   103,860    93,844
 Net income                                                   16,574    13,161    10,016
 Preferred Stock dividends accrued                               (86)        -         -
 Common Stock dividends declared, $.25 per share              (3,200)        -         -
 Noncash dividends to Murphy Oil                                   -   (18,813)        -
                                                            --------   -------   -------
 Balance at end of year                                      111,496    98,208   103,860
                                                            --------   -------   -------
Total stockholders' equity                                  $179,996   166,708   170,289
                                                            ========   =======   =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

 Allowance for Doubtful Accounts -- The Company provides an allowance for doubtful accounts based on a review of the specific receivables outstanding. At December 31, 1997 and 1996, the balance in the allowance account was $95,000 and $154,000, respectively.

 Inventories -- Inventories of logs, lumber, agricultural products, and supplies are stated at the lower of cost or market, primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead.

 Investment in Real Estate Held for Development and Sale -- Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities, less amounts charged to cost of sales. These costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company's two development areas, Chenal Valley and Chenal Downs, are allocated to neighborhoods over the entire respective development area.

 Investment in Del-Tin Fiber, L.L.C.  --  Investment in Del-Tin Fiber, L.L.C.
   ("Del-Tin Fiber"), the 50-percent owned limited liability company, is carried at cost and will be adjusted for the Company's proportionate share of its undistributed earnings or losses.

 Timber and Timberlands -- Timber and timberlands, which includes purchased stumpage inventory and logging facilities, is stated at acquisition cost less cost of fee timber harvested and accumulated depreciation of logging facilities. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of the cost of roads constructed and other land improvements, are depreciated by using the straight-line method over a ten-year estimated life. The Company estimates its fee timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. The cost of timber and timberland purchased and reforestation costs are capitalized. Fee timber carrying costs are expensed as incurred.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


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

 Impairment of Long-Lived Assets -- Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under this standard, long-lived assets are evaluated on a specific asset basis or in groups of similar assets, as applicable. Recognition of an impairment loss is required when the undiscounted estimated future net cash flows are less than the carrying value of an evaluated asset. The adoption of this statement had no effect on the Company's 1995 results of operations.

 Revenue Recognition -- Revenue from the sale of lumber, wood by-products, and agricultural goods is generally recorded at the time of shipment. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser. Revenue from intrasegment timber sales is recorded when the timber is harvested; such intrasegment sales, which are made at market prices, are eliminated in the consolidated financial statements. Revenue from real estate sales is recorded when the sale is closed and legal title is transferred.

 Income Taxes -- The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

   The Company was included in the consolidated federal tax return of Murphy Oil Corporation ("Murphy Oil"), Deltic's parent prior to its spin-off, for the 1996 and 1995 periods for which income statements are presented; however, for financial accounting purposes, federal income tax has been computed and recorded as if the Company filed a separate federal income tax return.
   Deltic will file a separate federal income tax return for 1997.

 Stock-Based Compensation  --  In October 1995, the Financial Accounting
   Standards Board issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 allows companies to choose whether to account for stock-based compensation under the current method as prescribed in Accounting Principles Board Opinion ("APB") 25 or use the fair value method described in SFAS 123. Deltic elected to follow the accounting measurement provisions of APB 25 and implement the disclosure provisions of SFAS 123. (See Note 16 - Incentive Plans.)

 Capital Expenditures -- Capital expenditures include additions to Investment in Real Estate Held for Development and Sale; Timber and Timberlands; and Property, Plant, and Equipment.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


 Net Change in Purchased Stumpage Inventory -- Purchased stumpage inventory consists of timber-cutting rights purchased from third parties specifically for use in the Company's sawmills. Depending on the timing of acquisition and usage of this acquired stumpage inventory, the net change in inventory can either be a source or use of funds in the Company's Consolidated Statements of Cash Flows.

 Earnings per Common Share -- Earnings per share amounts presented were calculated under the provisions of SFAS 128, Earnings per Share. Basic earnings per share is computed based on earnings available to Common shareholders (net income less accrued preferred dividends) and the weighted average number of Common shares outstanding. The earnings per share assuming dilution amounts presented are computed based on earnings available to Common shareholders and the weighted average number of Common shares outstanding, including shares assumed to be issued under the Company's stock option plan. (For a reconciliation of amounts used in per share computations, see
   Note 18 -Earnings per Share.)

 Reclassifications -- Certain prior year amounts have been reclassified to conform with the 1997 presentation format.

NOTE 2 - SPIN-OFF FROM MURPHY OIL CORPORATION

 On December 31, 1996, Deltic Timber Corporation became an independent, public company when Murphy Oil, the Company's former parent, surrendered 100 percent of the outstanding shares of Deltic's Common Stock, which were redistributed to Murphy Oil's shareholders as a dividend. Through December 10, 1996, the Company operated under Murphy Oil's consolidated cash management policy. Under this policy, Deltic remitted cash funds generated in excess of its daily operating and capital requirements to Murphy Oil. Such remitted funds gave rise to an interest-bearing receivable that was due on demand. Settlement of this receivable was accomplished by recording noncash dividends from Deltic to Murphy Oil, in the amount of $18,813,000, and a cash repayment by Murphy Oil to the Company of $17,200,000, leaving a net receivable of $1,858,000 at December 31, 1996, with no amount due at December 31, 1997. Deltic realized interest income from Murphy Oil, related to this receivable, of $2,374,000 in 1996 and $1,978,000 in 1995.

 Murphy Oil personnel historically performed certain administrative and financial services on behalf of the Company. These services included, among others, cash management and consultation related to certain personnel, employee benefit, and income tax matters. During 1997, Murphy Oil continued to provide or caused to be provided certain specified services for a transitional period ending June 30, 1997. Deltic personnel have assumed responsibility for all functions previously provided by Murphy Oil. The Company recorded charges of $427,000 in 1997, $1,250,000 in 1996, and $2,015,000 in 1995, for these services. Of the total amount expensed for services during 1996, $630,000 ($384,000 net of tax) was a capital contribution by Murphy Oil (recorded as an adjustment to Capital in Excess of Par Value in the Consolidated Balance Sheets) since payment was not required. The cost for each year was included in General and Administrative Expenses in the Consolidated Statements of Income for the respective years.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


 In addition, during 1996, capital contributions by Murphy Oil were recorded as a result of the transfer of $1,177,000 for prepaid retirement cost and $1,419,000 for accrued postretirement obligations from Murphy Oil to Deltic for employees and retirees transferred between the two companies. These capital contributions ($1,687,000 net of income taxes) are recorded as adjustments to Capital in Excess of Par Value in the Consolidated Balance Sheets.

NOTE 3 - INVENTORIES

   Inventories at December 31 consisted of the following:

     (Thousands of dollars)        1997   1996
                                  ------  -----
        Logs                      $3,278  1,366
        Finished products          5,058  3,912
        Materials and supplies       259    158
                                  ------  -----
                                  $8,595  5,436
                                  ======  =====

NOTE 4 - ACQUISITION OF CHENAL COUNTRY CLUB, INC.

 On May 1, 1997, the Company acquired the net assets of Chenal Country Club, the entity that had operated the club amenity around which Deltic's Chenal Valley development is centered. In conjunction with this acquisition, the clubhouse and golf course facilities were transferred to Deltic Timber Corporation, the parent company of the Deltic Timber Corporation consolidated group. The cost of these facilities acquired will be accounted for as an additional amenity for the Chenal Valley development. The remaining assets of Chenal Country Club were transferred to Chenal Country Club, Inc., a new, wholly-owned subsidiary of Deltic. The acquisition was accomplished by exchanging an interest-bearing receivable from the club membership, which had been previously held by Deltic, in the amount of $5,600,000 at April 30, 1997, for the clubhouse and golf course facilities and an investment in 100 percent of the shares of stock of the newly-formed, incorporated subsidiary.

 Deltic had previously constructed the clubhouse and golf course and purchased the original operational assets of the club amenity and sold them to the club membership in exchange for the original interest-bearing receivable. Chenal Country Club, Inc. continued to operate the club for the remainder of 1997. The results of operations of Chenal Country Club, Inc., since the date of the acquisition, are included in the accompanying financial statements. However, upon the exchange of the interest-bearing receivable for the acquisition, Deltic ceased to earn interest income related to the receivable as of April 30, 1997.

 The acquisition was recorded using the purchase method of accounting for business combinations. Operating income of Chenal Country Club, Inc. included in the amounts reported in the Consolidated Statement of Income for 1997 was $104,000, and was comprised of net sales of $2,277,000, cost of sales of $2,065,000, and depreciation expense of $108,000. Due to the break-even level for operating income of Chenal Country Club, Inc., Deltic's financial statements would not be materially impacted had the operations of this new subsidiary been included for 1996 and the entire year of 1997. Interest income on the receivable from the club membership prior to the acquisition was $173,000 in 1997, $542,000 in 1996, and $539,000 in 1995.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


NOTE 5 - INVESTMENT IN DEL-TIN FIBER, L.L.C.

 Deltic owns 50 percent of the outstanding shares of Del-Tin Fiber, which is nearing completion of the construction of a medium density fiberboard plant near El Dorado, Arkansas. The cost to construct the plant is estimated at approximately $100,000,000. Currently, each owner has recorded an initial investment, with the remainder to be financed by Del-Tin Fiber with a combination of borrowings and issuance of interest-bearing bonds. Temporary financing arrangements were finalized in 1996, with each owner required to arrange for and guarantee for an interim period half of Del-Tin Fiber's borrowings, of which the Company's share could amount to $40,000,000. Negotiations for arrangement of permanent project-financing for Del-Tin Fiber began in the first quarter of 1998. Under the operating agreement for the joint-venture, Del-Tin Fiber's employees will operate the plant. Deltic has committed to provide a portion of the plant's fiber supply at market prices.

 The results of operations for the year ended December 31 and financial position at December 31 for Del-Tin Fiber consisted of the following:

        (Thousands of dollars)                                       1997
                                                                ---------
        Condensed Income Statement Information
          Net sales                                           $         -
          Operating income/(loss)                                    (266)
          Net income/(loss)                                          (262)


        Condensed Balance Sheet Information
          Current assets                                      $     9,712
          Property, plant, and equipment                           90,088
          Other noncurrent assets                                  11,592
          Current liabilities                                      82,649
          Long-term debt                                           29,000
          Members' capital                                           (257)

NOTE 6 - TIMBER AND TIMBERLANDS

 Timber and timberlands at December 31 consisted of the following:

        (Thousands of dollars)                           1997      1996
                                                       --------   -------
        Purchased stumpage inventory                   $ 10,545     7,235
        Timberlands                                      44,846    37,401
        Fee timber                                       80,534    71,919
        Logging facilities                                1,592     1,588
                                                       --------   -------
                                                        137,517   118,143
        Less accumulated cost of fee timber harvested
         and facilities depreciation                    (29,311)  (27,823)
                                                       --------   -------
                                                       $108,206    90,320
                                                       ========   =======

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


 Cost of fee timber harvested amounted to $1,404,000 in 1997, $1,060,000 in 1996, and $1,073,000 in 1995. Depreciation of logging facilities for the three years ended December 31, 1997 was: 1997, $84,000; 1996, $94,000; and 1995,
 $97,000.

 The Company obtains a portion of its sawmill log requirements by acquiring purchased stumpage inventory through cutting contracts with various private and governmental landowners. These contracts have terms ranging from a few months to several years. At December 31, 1997, the Company's total commitment under such contracts amounted to approximately $5,703,000. Based on lumber prices at December 31, 1997, management estimated the fair value of stumpage under such contracts to be approximately $5,922,000. Depending on the market value of this stumpage at time of harvest, the Company's sawmills may experience favorable or unfavorable log supply costs.

NOTE 7 - PROPERTY, PLANT, AND EQUIPMENT

 Property, plant, and equipment at December 31 consisted of the following:

                                      Range of
   (Thousands of dollars)           Useful Lives    1997       1996
                                    ------------  ---------  --------
   Land and land improvements            ---      $  7,452     7,272
   Buildings and structures          10-20 years     7,966     6,836
   Machinery and equipment            3-10 years    58,138    45,782
                                                  --------   -------
                                                    73,556    59,890
   Less accumulated depreciation                   (33,910)  (30,988)
                                                  --------   -------
                                                  $ 39,646    28,902
                                                  ========   =======

 Gains/(losses) on disposals or retirements included in income were $1,449,000 in 1997 ($1,196,000 for involuntary conversion of Ola planermill due to fire and $186,000 from the sale of 9.5 acres of undeveloped real estate acreage), $844,000 in 1996 ($787,000 from the sale of Arkansas farmland), and $4,000 in 1995.

NOTE 8 - INDEBTEDNESS

 The Company's indebtedness at December 31 consisted of the following:

   (Thousands of dollars)                                      1997     1996
                                                             --------  -------
   Short-term notes, 3.6% average rate                        $   192        -
   Installment timber notes payable, average interest rate
    of 5.7%, due 1998-2000                                      2,114    3,595
   Note payable, 8%, due 1999                                     750      750
   Other notes payable, 9%, due 1998-2000                          30       38
                                                              -------   ------
                                                                3,086    4,383
   Less:  Short-term notes                                       (192)       -
          Current maturities of long-term debt                 (1,801)  (1,698)
                                                              -------   ------
   Long-term debt at December 31                              $ 1,093    2,685
                                                              =======   ======

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


 The scheduled maturities of long-term debt after 1998 are $954,000 in 1999 and $139,000 in 2000. (For additional information regarding financial instruments, see Note 13 - Fair Value of Financial Instruments.)

NOTE 9 - CREDIT FACILITIES

 In 1996, Deltic entered into an agreement with NationsBank, N.A. and other domestic banks which provides an unsecured, committed revolving credit facility totaling $100,000,000. Of the total credit facility, up to $40,000,000 may be designated as borrowings of Del-Tin Fiber. The agreement will expire on December 31, 2001. As of December 31, 1997, $78,000,000 of committed credit was available in excess of all borrowings outstanding under or supported by the facility. All $22,000,000 of borrowings under the facility outstanding at December 31, 1997 were by Del-Tin Fiber. Therefore, no amount of revolving credit facility indebtedness is reflected on the Company's Consolidated Balance Sheet at December 31, 1997. However, Deltic guarantees the $22,000,000 of borrowings by Del-Tin Fiber outstanding under the facility. Borrowings under the agreement bear interest based upon prime or other various cost of funds options. Fees associated with this revolving credit facility include a commitment fee of .15 percent per annum on the unused portion of the commitment balance.

 The revolving credit agreement contains certain restrictive financial covenants, including a maximum funded debt/capitalization ratio of .5 to 1, which is to be maintained throughout the term of the credit agreement.

 The Company may also borrow up to $5,000,000 under a short-term credit facility with First National Bank of El Dorado. The agreement expires May 8, 1998, with renewal annually. As of December 31, 1997, all $5,000,000 was available to the Company, since no borrowings under the facility had occurred. Borrowings bear interest based upon the New York Prime and the facility carries a commitment fee of .1 percent per annum on the total amount of the facility.

 In addition, Deltic entered into an agreement with First Commercial Bank of Little Rock which provides a $1,750,000 credit facility used primarily to support letters of credit issued in connection with the Company's purchased stumpage procurement and real estate development operations. The agreement, which is renewable annually, carries no facility fees and borrowings bear interest based upon prime. Amounts available to Deltic under the facility are reduced by any outstanding letters of credit issued by Deltic, which amounted to $1,717,000 at December 31, 1997, leaving $33,000 available to the Company. (For additional information regarding these financial instruments, see Note 13
 - Fair Value of Financial Instruments.)

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


NOTE 10- REDEEMABLE PREFERRED STOCK

 On December 18, 1997, the Company issued 600,000 shares of its previously authorized Preferred Stock having a par value of $.01 per share. Redemption of these shares, designated as Cumulative Mandatory Redeemable Preferred Stock, 7.54% Series ("Redeemable Preferred Stock"), by the Company is mandatory on December 31, 2002 ("Mandatory Redemption Date"). These Redeemable Preferred shares have no voting rights, except if at any time, cumulative dividends payable for these shares become in arrears for an amount equal to dividends payable for six quarterly dividends or the shares are not redeemed in full on the Mandatory Redemption Date. If either occurs, the holders of the Redeemable Preferred shares shall have the right to elect a director to the Board of Directors, which would be in addition to the current number of directors. This right shall continue until such time that all cumulative unpaid dividends have been paid or the Redeemable Preferred shares are redeemed.

NOTE 11 - INCOME TAXES

 The components of income tax expense/(benefit) for the three years ended December 31, 1997, 1996, and 1995 consisted of the following:

   (Thousands of dollars)                                 1997    1996   1995
                                                        --------  ----- ------
   Federal
     Current                                            $ 9,143   7,270  5,086
     Deferred and noncurrent                                (65)     52   (203)
                                                        -------   -----  -----
                                                          9,078   7,322  4,883
   State
     Current                                              1,600   1,450    995
                                                        -------   -----  -----
       Total                                            $10,678   8,772  5,878
                                                        =======   =====  =====

 A reconciliation of the U. S. statutory income tax rate to the Company's effective rates on income before income taxes consisted of the following:

                                                            1997   1996   1995
                                                            -----  -----  -----
   Statutory income tax rate                                  35%    35%    35%
   State income taxes, net of federal income tax benefit       4      4      4
   Other                                                       -      1     (2)
                                                            ----   ----   ----
     Effective income tax rate                                39%    40%    37%
                                                            ====   ====   ====

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


 An analysis of the Company's deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 showing the tax effects of significant temporary differences consisted of the following:

   (Thousands of dollars)                                         1997     1996
                                                               --------  -------
   Deferred tax assets
     Postretirement and other employee benefits                 $   277        -
     Investment in real estate held for development and sale      2,638    3,150
     Other deferred tax assets                                      422      284
                                                                -------   ------
       Total deferred tax assets                                  3,337    3,434
                                                                -------   ------
   Deferred tax liabilities
     Postretirement and other employee benefits                       -     (106)
     Property, plant, and equipment                              (2,997)  (2,469)
     Timber and timberlands                                        (244)    (296)
     Other deferred tax liabilities                                (158)    (172)
                                                                -------   ------
       Total deferred tax liabilities                            (3,399)  (3,043)
                                                                -------   ------
       Net deferred tax assets/(liabilities)                    $   (62)     391
                                                                =======   ======

 Net noncurrent deferred tax liabilities of $440,000 at December 31, 1997, and $656,000 at December 31, 1996, are included in the Consolidated Balance Sheets in Deferred Credits and Other Liabilities for the respective years. In addition, current deferred tax assets of $378,000 at December 31, 1997, and $1,047,000 at December 31, 1996, are included in the Consolidated Balance Sheets in Prepaid Expenses and Other Current Assets for the respective years.

 In management's judgment, the Company's deferred tax assets at December 31, 1997 will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies. There were no valuation allowances for deferred tax assets at the end of each year in the three years ended December 31, 1997.

NOTE 12- STOCKHOLDERS RIGHTS PLAN

 The Company has a Stockholders Rights Plan, which provides for each eligible Common shareholder to receive a dividend of one Preferred Stock purchase right ("Right") for each outstanding share of the Company's Common Stock held. The Rights will expire on December 31, 2006, unless earlier exchanged or redeemed. The Rights will detach from the Common Stock and become exercisable following a specified period of time after the date of the first public announcement that a person or group of affiliated or associated persons ("Acquiring Person"), other than certain persons, has become the beneficial owner of 15 percent or more of the Company's Common Stock or following a specified amount of time of the commencement of a tender or exchange offer by any Acquiring Person, other than certain persons, which would, if consummated, result in such persons becoming the beneficial owner of 15 percent or more of the Company's Common Stock. In either case, the detachment of the Rights from the Common Stock is subject to extension by a majority of the Directors of the Company not affiliated with the Acquiring Person. The Rights have certain antitakeover effects and will cause substantial dilution to any Acquiring Person that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired. The Rights are not intended to prevent a takeover, but

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


 rather are designed to enhance the ability of the Board of Directors of the Company to negotiate with an acquiror on behalf of all shareholders. Other terms of the Rights are set forth in, and the foregoing description is qualified in its entirety by, the Rights Agreement between the Company and Harris Trust and Savings Bank, as Rights Agent.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

 The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at December 31, 1997 and 1996. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, U. S. government securities, trade accounts receivable, notes payable, trade accounts payable, and accrued liabilities, all of which had fair values approximating carrying values.

                                                              1997                     1996
                                                     ------------------------  ------------------------
                                                     Carrying or   Estimated   Carrying or   Estimated
                                                       Notional       Fair       Notional       Fair
   (Thousands of dollars)                                  Amount       Value        Amount       Value
                                                     ------------  ----------  ------------  ----------
   Financial liabilities
     Long-term debt, including
        current maturities                              $ (2,894)     (2,912)       (4,383)     (4,401)
   Redeemable preferred stock                            (30,000)    (31,617)            -           -
   Off-balance sheet exposures
     Letters of credit                                    (1,717)     (1,717)       (1,080)     (1,080)

 Long-term debt, including current maturities -- The fair value is estimated based on current rates offered the Company for debt of the same maturities.

 Redeemable preferred stock -- The fair value is based upon the redemption amount for the stock, discounted using the Company's estimated borrowing rate for debt instruments of comparable maturity.

 Letters of credit -- The fair value is based on the estimated cost to settle these obligations.

NOTE 14 - CONCENTRATION OF CREDIT RISKS

 Financial instruments which potentially subject the Company to credit risk are trade accounts receivable. These receivables normally arise from the sale of wood products, primarily finished lumber. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company's customer base. No single customer accounted for a significant amount of the Company's sales of timber or wood products, and there were no significant accounts receivable from a single customer. Within the Agriculture segment, the Company is exposed to a minimal level of credit risk in that the majority of farm crops grown are delivered to a small number of grain elevators and these elevators are limited to the geographic area in which the Company's agriculture operations are located. However, receipt of payment from these elevators usually occurs at the time of delivery. At December 31, 1997, the Company had no significant accounts receivable outstanding in this area.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


NOTE 15 - EMPLOYEE AND RETIREE BENEFITS

 Through December 31, 1996, Deltic employees were participants in the employee and retiree benefit plans of Murphy Oil. Amounts presented for 1996 and 1995 reflect the Company's portion of these respective plans. Effective January 1, 1997, separate plans were implemented for active Deltic employees. Any vesting in the plans of Murphy Oil was retained by employees for Deltic's plans; and plans implemented by Deltic were similar, in all aspects, to those of Murphy Oil.

 Retirement Plan -- The Company has a noncontributory, defined benefit retirement plan that covers substantially all employees. Benefits are based on years of service, including those with Murphy Oil, and final-pay or career-average-pay formulas as defined by the plan.

   Retirement expense/(expense reduction) and its components for 1997, 1996, and 1995 consisted of the following:

   (Thousands of dollars)                                 1997    1996   1995
                                                        --------  ----- -------
   Service cost - benefits earned during the year        $   354    337     284
   Interest accrued on benefits earned in prior years        389    686     644
   Actual return on plan assets                           (1,738)  (956) (2,074)
   Net amortization and deferral                           1,022   (136)  1,134
                                                         -------  -----   ------
     Net retirement expense/(expense reduction)*         $    27    (69)    (12)
                                                         =======  =====  ======

   *Major assumptions were discount rates of 7.5% for 1997, 7% for 1996, and 7.5% for 1995; assumed long-term rate of return of plan assets was 8.5% for 1997, 1996, and 1995.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


   Amounts contributed to the funded plan were actuarially determined and were at least the minimum required by the Employee Retirement Income Security Act of 1974. The funded status of the plan applicable to the Company and the amounts recognized in the Consolidated Balance Sheets consisted of the following:

   (Thousands of dollars)                                                                 1997     1996
                                                                                        --------  ------
   Present value of accumulated benefit based on years of
     service, applicable pay formulas, and present pay levels
       Vested                                                                            $ 3,404   2,747
       Nonvested                                                                             774     571
                                                                                          ------   -----
         Accumulated benefit obligation/1/                                                 4,178   3,318

   Provision for future pay increases                                                      2,380   2,094
                                                                                          ------   -----
         Projected benefit obligation/1/                                                   6,558   5,412
   Plan assets - at market value/2/                                                        9,884   8,032
                                                                                          ------   -----
         Plan assets in excess of projected benefit obligation                             3,326   2,620
   Unrecognized net asset from transition to SFAS 87/3/                                     (282)   (332)
   Unrecognized net (gain)/loss from (favorable)/unfavorable
     actuarial experience                                                                   (766)     (8)
   Unrecognized prior service cost                                                            241     266
                                                                                           ------   -----
         Prepaid retirement cost/4/                                                        $2,519   2,546
                                                                                           ======   =====

   /1/ Major assumptions were discount rates of 7% for 1997 and 7.5% for 1996;
       and future pay rate increases of 4.6% for 1997 and 1996.
   /2/ Primarily includes listed stocks and bonds, government securities, and
       U. S. agency bonds.
   /3/ Being amortized over a period of 15 years.
   /4/ Included in the Consolidated Balance Sheets under the caption "Deferred
       Charges and Other Assets".

 Thrift Plans -- Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee's allotment based on length of participation in the plan. Company contributions to this plan were $279,000 in 1997, $190,000 in 1996, and $157,000 in 1995.

 Postretirement Benefits -- The Company sponsors a plan that provides comprehensive health care benefits (supplementing Medicare benefits for those eligible) and life insurance benefits for retired employees. Costs are accrued for this plan during the service lives of covered employees. Retirees contribute a portion of the self-funded cost of health care benefits; the Company contributes the remainder. The Company pays premiums for life insurance coverage, arranged through an insurance company. The health care plan is funded on a pay-as-you-go basis. The Company retains the right to modify or terminate the benefits and/or cost sharing provisions.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


   Based on actuarial computations, postretirement expense and its components for 1997, 1996, and 1995 consisted of the following:

   (Thousands of dollars)                  1997   1996  1995
                                           -----  ----  ----
     Service cost                          $ 132   136    90
     Amortization of net actuarial loss        -     1    60
     Interest cost                           159   296   316
                                           -----  ----  ----
       Postretirement expense              $ 291   433   466
                                           =====  ====  ====

   A summary follows of the postretirement benefit obligations recorded in the Consolidated Balance Sheets at December 31, 1997 and 1996. Calculation of the amount of accumulated unfunded postretirement benefit obligations ("APBO") was based on discount rates of 7 percent in 1997 and
   7.5 percent in 1996.

     (Thousands of dollars)                       1997    1996
                                                ------   -----
     APBO
       Retirees                                 $    -       -
       Fully eligible active participants          758     578
       Other active participants                 1,845   1,545
                                                ------   -----
          Total unfunded APBO                    2,603   2,123
     Unrecognized net actuarial gain/(loss)       (125)     64
                                                ------   -----
          Accrued APBO                          $2,478   2,187
                                                ======   =====

 In determining the APBO at December 31, 1997, health care inflation cost was assumed to increase at an annual rate of 7.5 percent, gradually decreasing to
 4.5 percent in 2002 and thereafter. An increase of one percent in the assumed health care cost trend would increase the 1997 postretirement benefit expense by 12.8 percent and the APBO at December 31, 1997 by 12.1 percent.

NOTE 16 - INCENTIVE PLANS

 STOCK INCENTIVE PLAN

 The Company's 1996 Stock Incentive Plan ("the Plan") permits annual awards of shares of the Company's Common Stock to executives and other key employees. Under the Plan, the Executive Compensation Committee ("the Committee") is authorized to grant: (1) stock options, nonqualified or incentive; (2) stock appreciation rights; and (3) restricted stock awards. Total annual shares granted, excluding any replacement options issued due to the spin-off from Murphy Oil, may not exceed .5 percent of shares outstanding as of the date of issuance of the options. In subsequent years, the Committee may award up to .5 percent of shares issued and outstanding at the end of the preceding year; any allowed shares not granted will be available for grant in subsequent years.
 The Company applies APB 25 to account for stock-based compensation plans. Cost of options are accrued over the vesting periods and adjusted for subsequent changes in fair market value of the shares.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


 Cost for stock-based compensation charged against income was $491,000 in 1997. Had cost of the Company's stock-based compensation plans been determined based on the fair value of the instruments at the grant dates using the provisions of SFAS 123, the Company's net income and earnings per share would be the following pro forma amounts.

        (Thousands of dollars, except per share amounts)     1997
                                                            -------
        Net income
          As reported                                       $16,574
          Pro forma                                          16,270

        Basic earnings per share
          As reported                                       $  1.29
          Pro forma                                            1.26

        Dilutive earnings per share
          As reported                                       $  1.29
          Pro forma                                            1.26

 For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards: dividend yield of .90 percent; expected volatility of 26.39 percent; risk-free interest rate of 6.38 percent; and an expected life of five years. Using these assumptions, the weighted-average grant-date fair value per share of options granted in 1997 was $7.69.

 Stock Options -- For each option granted under the Plan, the Committee fixes the option price at no less than fair market value on the date of the grant and the option term, not to exceed 10 years from date of grant. Replacement options granted were for 10 years from original grant date and nonqualified. Options granted in 1997 were for 10 years and primarily incentive. All options have an option price no less than the fair market value on the grant date, with a range in option prices of $23.19 to $25.25 per share, and each grantee is permitted to surrender options for equivalent value of stock at the date of surrender.

   Changes in options outstanding, including replacement options, were as follows:

                                        Number   Average   Average
                                          of     Exercise    Life
                                        Shares    Price    in Years
                                        -------  --------  --------
     Outstanding January 1, 1997              -       N/A       N/A
     Granted                            103,355    $23.60       8.5
     Surrendered                              -       N/A       N/A
                                        -------
       Outstanding December 31, 1997    103,355     23.60       8.5
                                        =======
     Exercisable December 31, 1997        9,375    $23.19       6.7


                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


 Stock Appreciation Rights -- Stock appreciation rights may be granted in conjunction with or independent of stock options. The Committee determines when these rights may be exercised and the price. No stock appreciation rights have been granted.

 Restricted Stock -- The Committee may award restricted stock to selected employees, with vesting for each grant contingent upon the Company's achieving specific objectives, established by the Committee, at the end of a specified performance period. During the performance period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason. The grantee may be reimbursed by the Company for personal income tax liability on the value of stock awarded. No restricted stock has been granted.

 INCENTIVE COMPENSATION PLAN

 Cash Awards -- The Company has an Incentive Compensation Plan that provides for annual cash awards to officers, directors, and key employees based on actual results for a year compared to financial performance objectives established at the beginning of that year. The Plan is administered by the Executive Compensation Committee. Initial awards under the Plan will be granted in 1998, based on 1997 results of operations. A provision for cash incentive awards of $425,000 was recorded in 1997; no provisions were recorded in the 1996 and 1995 Consolidated Statements of Income presented.

NOTE 17 - SUPPLEMENTAL CASH FLOWS DISCLOSURES

 Income taxes paid, net of refunds, were $11,159,000, $1,016,000, and $1,825,000 in 1997, 1996, and 1995. Federal income taxes for 1996 and 1995 were included in Murphy Oil's consolidated tax returns and were settled through intercompany accounts. Interest paid, net of amounts capitalized, was $449,000, $110,000, and $273,000 in 1997, 1996, and 1995.

 Noncash investing and financing activities excluded from the Consolidated Statements of Cash Flows were: (1) assumptions of owner-financed debt in the amount of $496,000 in 1997 and $6,276,000 in 1995 related to acquisitions of land and timber-cutting rights and (2) addition of $1,656,000 during 1996 to the noncurrent receivable from Murphy Oil as a result of recording the transfer of all mineral leases acquired by Deltic during 1995.

 (Increases)/decreases in operating working capital other than cash and cash equivalents for each of the three years ended December 31, 1997 consisted of the following:

(Thousands of dollars)                            1997     1996     1995
                                                --------  -------  ------
   Trade accounts receivable                    $  (137)     378   1,042
   Other receivables                              2,532     (676)      -
   Inventories                                   (2,998)   2,102    (450)
   Prepaid expenses and other current assets        342     (297)    (56)
   Trade accounts payable                           413   (1,868)  1,407
   Accrued liabilities                             (655)     971    (342)
                                                -------   ------   -----
                                                $  (503)     610   1,601
                                                =======   ======   =====

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


NOTE 18 - EARNINGS PER SHARE

 In February 1997, the Financial Accounting Standards Board issued SFAS 128, Earnings per Share. SFAS 128 supersedes the earnings per share calculation methods of APB 15, effective for annual and interim periods ending after December 15, 1997. In accordance with this standard, earnings per share ("EPS") amounts presented on the Company's Consolidated Statement of Income for 1997 have been calculated using the provisions of SFAS 128. Since Deltic had no securities with potential dilution effect outstanding during 1996, the pro forma earnings per share amounts for 1996, presented on the Consolidated Statements of Income, did not require restatement.


 The following data show amounts used in computing earnings per share under the provisions of SFAS 128.


 (Thousands of dollars)                              1997                1996
                                                    -------             ------
 Net income                                         $16,574             13,161
 Less Preferred dividends                               (86)                 -
                                                    -------             ------
   Income available to Common shareholders          $16,488             13,161
                                                    =======             ======

 Weighted average number of Common shares
  used in basic EPS                                  12,798             12,798
 Effect of dilutive securities
  Stock options                                          27                  -
                                                    -------             ------
   Weighted average number of Common shares
and dilutive potential Common Stock used in
EPS assuming dilution                                12,825             12,798
                                                    =======             ======
 Earnings per Common share
  Basic                                             $  1.29               1.03
                                                    =======             ======
  Assuming dilution                                 $  1.29               1.03
                                                    =======             ======

NOTE 19 - COMMITMENTS AND CONTINGENCIES

 Commitments -- Commitments for capital expenditures at December 31, 1997 were approximately $407,000 for timber and timberlands; $2,590,000 for property, plant, and equipment; and $1,531,000 for investment in real estate held for development and sale.

 Contingencies -- The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding. Deltic is currently negotiating a business interruption claim, resulting from the fire at its Ola Mill, with its insurance coverage provider. An estimate of the final claim amount cannot be determined at the current time. Therefore, no impact of the related potential insurance proceeds are reflected in the Company's financial statements for 1997.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


NOTE 20 - BUSINESS SEGMENTS

 Information about the Company's business segments consisted of the following:

 (Thousands of dollars)               1997      1996      1995
                                    --------   -------   -------
 Net sales
   Forest Products                  $ 83,149    69,567    68,258
   Real Estate                        11,563     6,346     4,188
   Agriculture                         9,509    10,585     8,216
   Eliminations                          (13)        -         -
                                    --------   -------   -------
                                    $104,208    86,498    80,662
                                    ========   =======   =======

 Income before income taxes
   Forest Products                  $ 24,796    15,870    14,748
   Real Estate                         3,266     1,578       999
   Agriculture                         2,778     2,760       373
   Corporate                          (5,231)   (2,268)   (2,777)
                                    --------   -------   -------
     Operating income                 25,609    17,940    13,343
   Interest income                       646     3,070     2,668
   Interest expense                     (370)     (284)     (309)
   Other income                        1,367     1,207       192
                                    --------   -------   -------
                                    $ 27,252    21,933    15,894
                                    ========   =======   =======

 Identifiable assets at year-end
   Forest Products                  $147,379   117,518   118,375
   Real Estate                        27,278    25,516    20,961
   Agriculture                        11,517    11,697    11,613
   Corporate                          39,201    25,347    34,298
                                    --------   -------   -------
                                    $225,375   180,078   185,247
                                    ========   =======   =======

 Depreciation, amortization, and
   cost of fee timber harvested
   Forest Products                  $  3,967     3,556     3,307
   Real Estate                           365       120        31
   Agriculture                           468       515       561
   Corporate                             112       (82)      154
                                    --------   -------   -------
                                    $  4,912     4,109     4,053
                                    ========   =======   =======

 Capital expenditures
   Forest Products                  $ 27,886     5,681     2,712
   Real Estate                         6,378     6,669     4,638
   Agriculture                         1,000       272       245
   Corporate                             574     1,512     1,538
                                    --------   -------   -------
                                    $ 35,838    14,134     9,133
                                    ========   =======   =======

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


NOTE 21 - FINANCIAL RESULTS BY QUARTER (UNAUDITED)

(Thousands of dollars, except per share amounts)

                                                     1997
                                 ---------------------------------------------
                                  First   Second    Third    Fourth
                                 Quarter  Quarter  Quarter   Quarter    Year
                                 -------  -------  --------  --------  -------

Net sales                        $24,364   26,581    28,992    24,271  104,208
Operating income                   7,815    7,199     6,523     4,072   25,609
Net income                         4,865    4,544     3,881     3,284   16,574
Earnings per Common share*
    Basic                            .38      .36       .30       .25     1.29
    Assuming dilution                .38      .35       .30       .25     1.29
Dividends per Common share         .0625    .0625     .0625     .0625      .25
Market price per Common share
    High                          28-1/2  29-5/16    32-7/8    32-1/2   32-7/8
    Low                           22-1/4       25  24-15/16  26-15/16   22-1/4


                                                     1996
                                 ---------------------------------------------
                                  First   Second     Third    Fourth
                                 Quarter  Quarter   Quarter   Quarter    Year
                                 -------  -------  --------  --------  -------
Net sales                        $19,318   19,493    25,651    22,036   86,498
Operating income                   4,259    4,086     5,385     4,210   17,940
Net income                         3,151    2,850     4,280     2,880   13,161
Earnings per Common share*
    Basic                            .25      .22       .33       .23     1.03
    Assuming dilution                .25      .22       .33       .23     1.03
Dividends per Common share           N/A      N/A       N/A       N/A      N/A
Market price per Common share
    High                             N/A      N/A       N/A       N/A      N/A
    Low                              N/A      N/A       N/A       N/A      N/A


* Interim period EPS amounts for each of the first three quarters of 1997 have been restated as specified in SFAS 128. Amounts for basic earnings per share presented here are unchanged from primary EPS amounts as previously reported under the provisions of APB 15. The per share amounts assuming dilution have been added as required by SFAS 128; the Company was not required to present fully diluted EPS amounts under APB 15. 1996 amounts are presented on a pro forma basis and did not require restatement since Deltic had no securities with potential dilutive effect outstanding during 1996. The distribution of the Company's Common Stock did not occur until December 31, 1996.

                              REPORT OF MANAGEMENT
                              --------------------



The Shareholders
Deltic Timber Corporation:



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

The Company's consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants, who have expressed their opinion with respect to the fairness of the consolidated financial statements. Their audit was conducted in accordance with generally accepted auditing standards, which includes the consideration of the Company's internal controls to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management. The Board of Directors appoints the independent auditors; ratification of the appointment is solicited annually from the shareholders.

The Audit Committee of the Board of Directors is composed of directors who are not officers or employees of the Company. The Committee meets periodically with the independent certified public accountants, the firm providing internal audit services, and representatives of management to review the Company's internal controls, the quality of its financial reporting, and the scope and results of audits. The independent auditors have unrestricted access to the Committee, without management's presence, to discuss audit findings and other financial matters.


Clefton D. Vaughan
Vice President and Chief Financial Officer
February 13, 1998

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
Deltic Timber Corporation:



We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deltic Timber Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP
Shreveport, Louisiana
February 13, 1998


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The sections entitled "Nominees For Election as Directors" and "Directors Whose Term of Office Continues" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on April 28, 1998, sets forth certain information with respect to the directors of the registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the Proxy Statement which was filed with the SEC on March 17, 1998.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the Proxy Statement which was filed with the SEC on March 17, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the Proxy Statement which was filed with the SEC on March 17, 1998.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      a.   Financial Statement Schedules and Exhibits.

           1.  Consolidated Financial Statements.

               Consolidated Balance Sheets - December 31, 1997 and 1996.

               Consolidated Statements of Income for the Years Ended December 31, 1997, 1996, and 1995.

               Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995.

               Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996, and 1995.

               Notes to Consolidated Financial Statements, including Consolidated Quarterly Income Information (unaudited).

               Independent Auditors' Report on Consolidated Financial Statements and Financial Statement Schedules.

           2.  Financial Statement Schedules.

               Financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

           3.  Exhibits.

               3.1 Amended and Restated Certificate of Incorporation of Deltic Timber Corporation as of December 17, 1996 (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

               3.2 Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                    1996).

               4 Instruments Defining the Rights of Security Holders. Rights Agreement dated as of December 11, 1996 between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

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

            10.1 Deltic Timber Corporation 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                    1996).

            10.2    Distribution Agreement (incorporated by reference to Exhibit
                    10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

            10.3    Tax Sharing Agreement (incorporated by reference to Exhibit
                    10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

            10.4. Credit facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

            10.5 Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation.

            21      Subsidiaries of the Registrant, included elsewhere herein.

            23      Independent Auditors' Consent, included elsewhere herein.

            27 Financial Data Schedule for 1997 (electronic filing only), included elsewhere herein.

            99 Form 11-K, Annual Report for the fiscal year ended December 31, 1997, covering Thrift Plans for Employees of Deltic Timber Corporation. To be filed as an amendment of this Annual Report on Form 10-K, not later than 180 days after December 31, 1997.

            Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

b.  Reports on Form 8-K.

    The following item was reported in the Form 8-K dated December 23, 1997:

            Item 5. Other Events - News release reporting issuance of Redeemable Preferred Stock.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION



By:       /s/Ron L. Pearce                   Date:     March 27, 1998
   ------------------------------                 ----------------------------
      Ron L. Pearce, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1998 by the following persons on behalf of the registrant and in the capacities indicated.



       /s/Robert C. Nolan                        /s/William L. Rosoff
--------------------------------------   -------------------------------------
Robert C. Nolan, Chairman and Director         William L. Rosoff, Director




       /s/Ron L. Pearce                           /s/O. H. Darling, Jr.
--------------------------------------   -------------------------------------
  Ron L. Pearce, President and Chief          O. H. Darling, Jr., Director
    Executive Officer and Director
     (Principal Executive Officer)




        /s/R. Madison Murphy                       /s/John C. Shealy
--------------------------------------   -------------------------------------
    R. Madison Murphy, Director                John C. Shealy, Director




       /s/Eric M. Heiner                          /s/Clefton D. Vaughan
--------------------------------------   -------------------------------------
     Eric M. Heiner, Director              Clefton D. Vaughan, Vice President,
                                              Finance and Administration
                                             (Principal Financial Officer)



     /s/Christoph Keller, III                       /s/Emily R. Evers
--------------------------------------   -------------------------------------
  Christoph Keller, III, Director              Emily R. Evers, Controller
                                             (Principal Accounting Officer)


        /s/Alex R. Lieblong
--------------------------------------
     Alex R. Lieblong, Director