Form 10-K/A
period 1997-12-31
DELTIC TIMBER CORP
filed 1998-07-14
CIK 1022469

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

                        Commission file number 1-12147

                           DELTIC TIMBER CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                                 71-0795870
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)              Identification Number)

         210 East Elm Street                            71731-7200
           P. O. Box 7200                               (Zip Code)
         El Dorado, Arkansas
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (870) 881-9400

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