Form 10-Q
period 1998-06-30
DELTIC TIMBER CORP
filed 1998-08-03
CIK 1022469

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

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

Number of shares of Common Stock, $.01 Par Value, outstanding at June 30, 1998, was 12,813,879.





================================================================================

           TABLE OF CONTENTS - SECOND QUARTER 1998 FORM 10-Q REPORT


                                                            Page
                                                           Number
                                                           ------

                        PART I -  FINANCIAL INFORMATION

Item   1.  Financial Statements                                3

Item   2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      11


                          PART II - OTHER INFORMATION

Item   1.  Legal Proceedings                                  15

Item   2.  Change in Securities                               15

Item   3.  Defaults Upon Senior Securities                    15

Item   4.  Submission of Matters to a Vote of Security
           Holders                                            15

Item   5.  Other Information                                  15

Item   6.  Exhibits and Reports on Form 8-K                   15

Signatures                                                    16

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                        -------------------------------
                            (Thousands of dollars)
                                                            June 30,   Dec. 31,
                                                               1998       1997
                                                            --------   --------
                                                           (unaudited)
Assets
 Current assets
  Cash and cash equivalents                                 $ 14,740     31,045
  Trade accounts receivable - net                              5,166      3,772
  Other receivables                                              720        297
  Inventories                                                  6,889      8,595
  Prepaid expenses and other current assets                    5,826      2,060
                                                            --------    -------
   Total current assets                                       33,341     45,769

 Investment in real estate held for development and sale      22,024     20,365
 Investment in and advances to Del-Tin Fiber, L.L.C.           6,815      7,383
 Timber and timberlands - net                                121,585    108,206
 Property, plant, and equipment - net                         41,341     39,646
 Deferred charges and other assets                             3,452      4,006
                                                            --------    -------

   Total assets                                             $228,558    225,375
                                                            ========    =======
Liabilities and Stockholders' Equity
 Current liabilities
  Current maturities of long-term debt                      $    204      1,801
  Notes payable                                                  347        192
  Trade accounts payable                                       2,462      2,542
  Accrued taxes other than income taxes                        1,506        979
  Bank overdraft                                                 718      1,479
  Other accrued liabilities                                      984        805
  Income taxes payable                                             -          -
                                                            --------    -------
   Total current liabilities                                   6,221      7,798

 Long-term debt                                                2,889      1,093
 Deferred credits and other noncurrent liabilities             6,220      6,488
 Redeemable preferred stock                                   30,000     30,000
 Stockholders' equity
  Preferred stock                                                  -          -
  Common stock                                                   128        128
  Capital in excess of par value                              68,808     68,372
  Retained earnings                                          114,639    111,496
  Unamortized restricted stock awards                           (347)         -
                                                            --------    -------
   Total stockholders' equity                                183,228    179,996
                                                            --------    -------

   Total liabilities and stockholders' equity               $228,558    225,375
                                                            ========    =======


See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
               ------------------------------------------------
               (Thousands of dollars, except per share amounts)

                                            Three Months Ended    Six Months Ended
                                                 June 30,             June 30,
                                           --------------------  ------------------
                                              1998       1997      1998      1997
                                           ----------  --------  --------  --------

Net sales                                    $26,211    26,581    53,219    50,945
                                             -------    ------    ------    ------

Costs and expenses
 Cost of sales                                19,459    16,912    36,597    30,567
 Depreciation, amortization, and
   cost of fee timber harvested                1,735     1,162     3,464     2,422
 General and administrative expenses           1,098     1,308     2,850     2,942
                                             -------    ------    ------    ------

   Total costs and expenses                   22,292    19,382    42,911    35,931
                                             -------    ------    ------    ------

   Operating income                            3,919     7,199    10,308    15,014

Equity in loss of Del-Tin Fiber, L.L.C.       (1,061)        -    (1,465)        -
Interest income                                  294       138       621       489
Interest expense                                 (70)      (87)     (118)     (168)
Other income/(expense)                            52        65        87        96
                                             -------    ------    ------    ------

Income before income taxes                     3,134     7,315     9,433    15,431

Income taxes                                  (1,057)   (2,771)   (3,550)   (6,022)
                                             -------    ------    ------    ------

   Net income                                $ 2,077     4,544     5,883     9,409
                                             =======    ======    ======    ======

Earnings per Common share
 Basic                                       $   .12       .36       .37       .74
                                             =======    ======    ======    ======
 Assuming dilution                           $   .12       .35       .37       .73
                                             =======    ======    ======    ======

Dividends declared per Common share          $ .0625     .0625      .125      .125
                                             =======    ======    ======    ======

Average Common shares outstanding
  (thousands)                                 12,810    12,798    12,810    12,798
                                             =======    ======    ======    ======


See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                           Six Months Ended June 30,
               -------------------------------------------------
                            (Thousands of dollars)


                                                                     1998       1997
                                                                   --------   --------
Operating activities
 Net income                                                        $  5,883     9,409
 Adjustments to reconcile above income to
  net cash provided by operating activities
   Depreciation, amortization, and cost of fee timber harvested       3,464     2,422
   Deferred and noncurrent income taxes                                (179)      248
   Gains from sales of assets                                           (32)     (236)
   Real estate costs recovered upon sale                              2,234     1,917
   Equity in loss of Del-Tin Fiber, L.L.C.                            1,465         -
   Increase in operating working capital
     other than cash and cash equivalents                            (2,836)   (1,766)
   Other                                                                104      (553)
                                                                   --------   -------
       Net cash provided by operating activities                     10,103    11,441
                                                                   --------   -------

Investing activities
 Capital expenditures requiring cash                                (17,148)  (17,556)
 Net change in purchased stumpage inventory                          (5,196)   (3,633)
 Proceeds from sales of assets                                           51       328
 Investment in and advances to Del-Tin Fiber, L.L.C. - net             (870)   (4,667)
 Other - net                                                            242        57
                                                                   --------   -------
       Net cash required by investing activities                    (22,921)  (25,471)
                                                                   --------   -------

Financing activities
 Proceeds from long-term borrowings                                   2,000     3,000
 Repayments of long-term debt                                        (1,993)   (1,738)
 Bank overdraft                                                        (761)        -
 Preferred Stock dividends paid                                      (1,131)        -
 Common Stock dividends paid                                         (1,602)   (1,600)
                                                                   --------   -------
       Net cash required by financing activities                     (3,487)     (338)
                                                                   --------   -------

Net increase/(decrease) in cash and cash equivalents                (16,305)  (14,368)
Cash and cash equivalents at January 1                               31,045    18,162
                                                                   --------   -------

Cash and cash equivalents at June 30                               $ 14,740     3,794
                                                                   ========   =======

Supplemental disclosures
 Income taxes paid, net of refunds                                 $  4,354     6,832
                                                                   ========   =======

 Interest paid, net of amounts capitalized                         $    220       290
                                                                   ========   =======

 Additions to debt - owner financing                               $    347       140
                                                                   ========   =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                -----------------------------------------------
                            (Thousands of dollars)


                                                      June 30,    Dec. 31,
                                                         1998        1997
                                                     -----------  ---------
                                                     (unaudited)

Cumulative Preferred Stock - $.01 par, authorized
 20,000,000 shares, 600,000 shares issued as
 Redeemable Preferred Stock                            $      -          -
                                                       --------    -------

Common Stock - $.01 par, authorized 50,000,000
 shares, 12,813,879 shares issued                           128        128
                                                       --------    -------

Capital in excess of par value
 Balance at beginning of year                            68,372     68,372
 Exercise of stock options                                   58          -
 Restricted stock transactions                              378          -
                                                       --------    -------
 Balance at end of period                                68,808     68,372
                                                       --------    -------

Retained earnings
 Balance at beginning of year                           111,496     98,208
 Net income                                               5,883     16,574
 Preferred Stock dividends accrued                       (1,138)       (86)
 Common Stock dividends declared                         (1,602)    (3,200)
                                                       --------    -------
 Balance at end of period                               114,639    111,496
                                                       --------    -------

Unamortized restricted stock awards
 Balance at beginning of year                                 -          -
 Stock awards                                              (378)         -
 Amortization to expense                                     31          -
                                                       --------    -------
 Balance at end of period                                  (347)         -
                                                       --------    -------

Total stockholders' equity                             $183,228    179,996
                                                       ========    =======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 1998
                  ------------------------------------------
                                  (Unaudited)

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

NOTE 2 - EARNINGS PER COMMON SHARE

 The amounts used in computing earnings per share under the provisions of SFAS 128 consisted of the following:

                                         Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                         ------------------  -----------------
(Thousands of dollars)                     1998      1997      1998     1997
                                         --------   -------  -------   -------

 Net income                               $ 2,077     4,544    5,883     9,409
 Less Preferred dividends                    (572)        -   (1,138)        -
                                          -------    ------   ------    ------
  Income available to Common
   shareholders                           $ 1,505     4,544    4,744     9,409
                                          =======    ======   ======    ======

 Weighted average number of
  Common shares used in basic EPS          12,810    12,798   12,810    12,798
 Effect of dilutive securities
   Stock options                               24        24       26        22
                                          -------    ------   ------    ------
 Weighted average number of
  Common shares and dilutive
  potential Common Stock used
  in EPS assuming dilution                 12,834    12,822   12,836    12,820
                                          =======    ======   ======    ======

 Earnings per Common share
  Basic                                      $.12       .36      .37       .74
                                          =======    ======   ======    ======
  Assuming dilution                          $.12       .35      .37       .73
                                          =======    ======   ======    ======


NOTE 3 - INVENTORIES

 Inventories at the balance sheet dates consisted of the following:

                                                             June 30,  Dec. 31,
 (Thousands of dollars)                                         1998      1997
                                                             -------   -------

 Logs                                                        $ 2,190     3,278
 Finished products                                             4,430     5,058
 Materials and supplies                                          269       259
                                                             -------   -------
                                                             $ 6,889     8,595
                                                             =======   =======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 1998
                  ------------------------------------------
                                  (Unaudited)


NOTE 4 - INVESTMENT IN DEL-TIN FIBER, L.L.C.

 The Company recorded its 50 percent equity in the $2,931,000 loss to-date of Del-Tin Fiber, L.L.C. ("Del-Tin Fiber"), consisting primarily of start-up costs incurred, in the amount of $1,465,000 net to Deltic. For the three months ended June 30, 1998, this loss was $2,122,000, $1,061,000 net to the Company. Initial production operations for Del-Tin Fiber commenced April 29, 1998. To June 30, 1998, sales have not been significant.

NOTE 5 - TIMBER AND TIMBERLANDS

 Timber and timberlands at the balance sheet dates consisted of the following:

                                                      June 30,   Dec. 31,
   (Thousands of dollars)                                1998       1997
                                                     --------   --------

   Purchased stumpage inventory                      $ 15,741     10,545
   Timberlands                                         46,612     44,846
   Fee timber                                          87,901     80,534
   Logging facilities                                   1,601      1,592
                                                     --------   --------
                                                      151,855    137,517
   Less accumulated costs of fee timber harvested
     and facilities depreciation                     $(30,270)   (29,311)
                                                     --------   --------
                                                      121,585    108,206
                                                     ========   ========

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT

 Property, plant, and equipment at the balance sheet dates consisted of the following:
                                                       June 30,   Dec. 31,
   (Thousands of dollars)                                 1998       1997
                                                     ---------   --------

   Land and land improvements                        $   7,685      7,452
   Buildings and structures                              8,328      7,966
   Machinery and equipment                              61,289     58,138
                                                     ---------    -------
                                                        77,302     73,556
   Less accumulated depreciation                        35,961)   (33,910)
                                                     ---------    -------
                                                     $  41,341     39,646
                                                     =========    =======

NOTE 7 - SUBSEQUENT EVENTS

 On July 29, 1998, the Company announced that it had signed a contract to purchase approximately 16,300 acres of strategically located timberland. This capital expenditure is to be financed by a combination of cash currently on hand and borrowings under the Company's existing credit facilities. Closing of this purchase is contingent upon the conveyance of merchantable title and approval of regulatory authorities, if applicable, and is anticipated prior to the end of August 1998.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 1998
                  ------------------------------------------
                                  (Unaudited)


NOTE 8 - BUSINESS SEGMENTS

 In June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes and/or amends the business segment disclosures required under various preceding pronouncements, effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. This new standard defines additional information to be disclosed for each reportable segment and requires that each operating segment for which an enterprise's chief operating decision maker regularly assesses performance be disclosed as a reportable segment.

 As a result, the Company divided its previous Forest Products segment into two separate reporting segments, Woodlands and Mills. Deltic also elected to adopt SFAS 131 effective for the first quarter of 1998. All 1997 business segment information has been restated for comparative purposes.

 Information about the Company's business segments consisted of the following:

                                               Three Months Ended    Six Months Ended
                                                    June 30,             June 30,
                                               -------------------  ------------------
(Thousands of dollars)                           1998       1997      1998      1997
                                               ---------  --------  --------  --------

 Net sales
   Woodlands                                    $ 6,037     5,620    15,063    12,857
   Mills                                         17,829    19,360    34,836    35,325
   Real Estate                                    3,537     3,127     5,950     5,706
   Agriculture                                      196       243       659     1,346
   Eliminations*                                 (1,388)   (1,769)   (3,289)   (4,289)
                                                -------    ------    ------    ------
                                                $26,211    26,581    53,219    50,945
                                                =======    ======    ======    ======

 Income before income taxes
   Woodlands                                    $ 4,853     4,672    12,639    10,840
   Mills                                           (624)    2,923      (788)    4,248
   Real Estate                                      719       769       948     2,054
   Agriculture                                      (40)       15        15       513
   Corporate                                       (920)   (1,180)   (2,501)   (2,641)
   Eliminations                                     (69)        -        (5)        -
                                                -------    ------    ------    ------
     Operating income                             3,919     7,199    10,308    15,014

   Equity in loss of Del-Tin Fiber, L.L.C.       (1,061)        -    (1,465)        -
   Interest income                                  294       138       621       489
   Interest expense                                 (70)      (87)     (118)     (168)
   Other income/(expense)                            52        65        87        96
                                                -------    ------    ------    ------
                                                $ 3,134     7,315     9,433    15,431
                                                =======    ======    ======    ======


 *Intersegment sales of pine sawtimber from Woodlands to Mills

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 1998
                  ------------------------------------------
                                  (Unaudited)


                                    Three Months Ended  Six Months Ended
                                         June 30,           June 30,
                                    ------------------  ----------------
(Thousands of dollars)                1998      1997     1998     1997
                                    ---------  -------  -------  -------

 Depreciation, amortization, and
  cost of fee timber harvested
   Woodlands                           $  492      373    1,121      898
   Mills                                  952      564    1,773    1,109
   Real Estate                            104       95      201      157
   Agriculture                            125      120      250      239
   Corporate                               62       10      119       19
                                       ------   ------   ------   ------
                                       $1,735    1,162    3,464    2,422
                                       ======   ======   ======   ======

 Capital expenditures
   Woodlands                           $2,923    6,510    9,738   10,143
   Mills                                1,310    4,540    3,274    5,056
   Real Estate                          2,673    1,136    3,942    1,705
   Agriculture                            417      294      482      399
   Corporate                               36      166       59      253
                                       ------   ------   ------   ------
                                       $7,359   12,646   17,495   17,556
                                       ======   ======   ======   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED
JUNE 30, 1997


     Net income for the second quarter of 1998 was $2.1 million, $.12 a share, compared to $4.5 million, $.36 a share, for the second quarter of 1997. Net cash provided by operating activities was $1.2 million compared to $2.8 million in the second quarter of 1997.

     For the current quarter, operating income decreased $3.3 million. The Company's Woodlands segment increased $.2 million due to significantly higher hardwood sawtimber sales volume, partially offset by a seven percent decrease in pine sawtimber harvest levels and a five percent decrease in the average price for pine sawtimber sold. The Mills segment operating results decreased $3.5 million as a result of a 14 percent decrease in the average finished lumber sales price and a nine percent increase in the manufacturing cost of finished lumber sold. Real Estate and Agriculture operations results were virtually the same for both periods and the cost of corporate functions decreased $.2 million from a year ago.

     Woodlands operations reported net sales of $6.1 million in the current quarter compared to $5.7 million a year ago. Sales of hardwood sawtimber increased $.7 million due to the timing of harvest activity. Sales of pine sawtimber decreased $.6 million as a result of a .9 million board feet - Doyle scale ("MMBF-DS") decrease in harvest volume to 11.4 MMBF-DS combined with a $21 per thousand board feet - Doyle Scale ("MBF-DS") drop in sales price from $404 per MBF-DS. Pine pulpwood sales increased $.3 million due to increased harvest levels as the Company thinned its maturing pine plantations. Operating income was $4.8 million for the second quarter of 1998 compared to $4.6 million in the second quarter of 1997, primarily the result of the increase in sales of hardwood sawtimber and pine pulpwood, partially offset by reduced sales of pine sawtimber.

     The Mills segment produced net sales of $17.8 million for the second quarter of 1998 compared to $19.3 million for the same quarter of 1997. Finished lumber sales decreased $2.3 million due to a $57 per thousand board feet ("MBF") drop in sales price to $361, with a 1.4 million board feet ("MMBF") increase in sales volume to 42.4 MMBF. Loss from operations of $.6 million for the 1998 period compared to operating income of $2.9 million in 1997 due primarily to the decreased net sales from finished lumber and a $30 per MBF increase in the cost of lumber production. The change in the cost of lumber produced resulted from an increase in the average cost of logs used as raw material by the mills and an increase in depreciation expense due to recent mill upgrade/expansion projects.

     The Real Estate segment recorded net sales of $3.5 million in the current year quarter compared to $3.1 million in the prior year period. Residential lot sales for the Company's real estate development operations increased by 25 to 54 lots, but the average sales price decreased from $70,700 to $42,900 per lot due to the mix of lots sold. No commercial development acreage was sold in either quarter. Operating income was $.8 million in both periods.

     Agriculture operations net sales totaled $.2 million for both quarters with virtually break-even results in both periods due to the seasonality of the Company's farming operations. The majority of crops grown are harvested and sold in the late-summer and fall seasons.

     Corporate operating expense was $.9 million in the second quarter of 1998 compared to $1.1 million in 1997, primarily the result of a reduction of general and administrative expenses for the current quarter.

     Equity in the loss of Del-Tin Fiber, L.L.C. ("Del-Tin Fiber"), an unconsolidated, equity-investee company, was $1.1 million, resulting from start-up costs incurred by Del-Tin Fiber. This joint-venture to manufacture medium density fiberboard began limited production operations on April 29, 1998. Sales recorded through June 30 have not been significant. The Company expects Del-Tin Fiber to continue to report operating losses during its start-up phase until it reaches its full production capacity, sometime after the third quarter of 1998.

     Income tax expense decreased $1.7 million to $1.1 million for the current quarter due to lower pretax earnings.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1997

     For the first six months of 1998, net income totaled $5.9 million, $.37 a share, compared to net income for the six months ended June 30, 1997 of $9.4 million, $.74 a share. The decrease was due primarily to lower operating income from the Company's Mills segment.

     Operating income for the first half of 1998 was $10.3 million, a decrease of $4.7 million from 1997. Woodlands operations increased $1.8 million to $12.6 million as the result of a 1.7 MMBF-DS increase in the pine sawtimber harvest volume combined with a $12 per MBF-DS rise in average pine sawtimber sales price. The Company's Mills segment decreased $5 million due to a $39 per MBF lower average lumber sales price and a $32 higher cost per MBF sold, resulting in a negative margin, while finished lumber sales volume increased 4.3 million board feet. Real Estate operations decreased $1.1 million primarily as the result of the sale of a 13-acre commercial tract at $100,000 per acre during the first six months of 1997. The Agriculture segment decreased $.5 million due to the first half of 1997 benefiting from the timing of sales of crops grown during 1996.

     The Woodlands segment generated net sales of $15.1 million during the six months ended June 30, 1998, an increase of $2.2 million when compared to $12.9 million during 1997. Pine sawtimber sales increased $1.1 million as the result of a six percent increase in sales volume from 28.6 MMBF-DS and a $12 per MBF-DS increase in the average pine sawtimber sales price to $418 per MBF-DS. Sales of hardwood sawtimber amounting to $.8 million was $.7 million higher than the prior year due to the timing of sales. Pine pulpwood sales rose $.4 million as the result of the previously discussed increased harvest levels. Operating income was $12.6 million for the first half of 1998 compared to $10.8 million in 1997 due to the increases in pine sawtimber, hardwood sawtimber, and pine pulpwood sales.

     Mills operations recorded net sales of $34.8 million during the first six months of 1998 compared to $35.3 million during the same period in 1997. Although sales volume of finished lumber increased 4.3 million board feet from
77.8 MMBF, a $39 per MBF drop in average sales price to $361 per MBF resulted in a decrease in net sales. A loss from operations for 1998 of $.8 million compared to operating income of $4.2 million for 1997. The decrease was due primarily to the reduction in net sales combined with an increase in the cost per MBF sold to $377 per MBF, partially offset by recording during the first half of 1998 the settlement of the business interruption claim resulting from the July 1997 Ola planermill fire. The increase in cost of lumber produced resulted from the previously discussed increases in log cost and depreciation expense.

     The Company's Real Estate operations reported net sales of $5.9 million during the first half of 1998 compared to $5.7 million during 1997. Residential lot sales total 94 lots compared to 47 in 1997, but the average sales price of $41,900 was down $25,700 per lot. The first six months of 1997 also benefited from the sale of a 13-acre commercial tract at $100,000 per acre, while no commercial sales were closed during 1998. Operating income of $1 million in 1998 decreased $1.1 million from the first half of 1997, primarily the result of the $1.3 million commercial sale in the prior year.

     The Agriculture segment produced net sales of $.7 million in the first six months of 1998 compared to $1.3 million a year ago. The prior year benefited from the timing of product sales. Break-even results for 1998 compared to operating income of $.5 million in 1997 due primarily to the previously discussed seasonality of the Company's farming operations.

     Equity in the loss of Del-Tin Fiber recorded by the Company during the first half of 1998 was $1.5 million. Income tax expense decreased $2.5 million to $3.6 million for the first six months of 1998 due to reduced pretax income.


FINANCIAL CONDITION

     For the first six months of 1998, net cash provided by operating activities totaled $10.1 million compared to $11.4 million during the same period in 1997. Changes in operating working capital, other than cash and cash equivalents, required cash of $2.8 million for the first half of 1998 and $1.8 million for the six months ended June 30, 1997.

     Capital expenditures required cash of $17.1 million in the current year-to-date period and $17.6 million a year ago. Capital expenditures by segment consisted of the following:

             --------------------------------------------------
                                                   Six Months
                                                 Ended June 30,
             --------------------------------------------------
             (Thousands of dollars)               1998     1997
             --------------------------------------------------
             Woodlands                         $ 9,738   10,143
             Mills                               3,274    5,056
             Real Estate                         3,942    1,705
             Agriculture                           482      399
             Corporate                              59      253
             -------------------------------   -------   ------
               Total capital expenditures       17,495   17,556
             Owner-financed expenditures          (347)       -
             -------------------------------   -------   ------

               Expenditures requiring cash     $17,148   17,556
             ===============================   =======   ======


     The net change in purchased stumpage inventory to be utilized in the Company's sawmill operations required cash of $5.2 million in the first six months of 1998 and $3.6 million in the first half of 1997. During the first half of 1998, the Company advanced $1 million to Del-Tin Fiber, L.L.C. and paid dividends of $2.7 million, $1.6 million for Common Stock and $1.1 million for Redeemable Preferred Stock. Borrowings under Deltic's credit facilities provided $2 million and repayments of debt utilized $2 million. A reduction in the Company's bank overdraft utilized $.8 million. These net uses of funds were the primary factors in the $10.9 million reduction in Deltic's working capital from $38 million at December 31, 1997.

     On July 29, 1998, Deltic announced that it had signed a contract to purchase approximately 16,300 acres of strategically located timberland.
Closing of this purchase is contingent upon the conveyance of merchantable title and approval of regulatory authorities, if applicable, and is anticipated prior to the end of August 1998. If this purchase materializes, the resulting capital expenditure is to be financed by a combination of cash currently on hand and borrowings under the Company's existing credit facilities. The Company believes that the amounts available under its credit facilities, and future debt or equity financings will be sufficient to meet its expected cash needs and planned capital expenditures, including this contingent timberland purchase and those resulting from Deltic's continued timberland acquisition program, for the forseeable future.

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

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of the stockholders of Deltic Timber Corporation ("Deltic" or "the Company") was held on April 28, 1998. Pursuant to the Company's Amended and Restated Certificate of Incorporation, its Board of Directors consist of three classes who holds office for staggered terms of three years. Set forth below is a listing of the directors elected at the April 28, 1998 annual meeting, the results of such election and the names of directors whose term of office continued after the meeting.

              Director                  Votes for                 Votes Withheld
              --------                  ---------                 --------------

              Eric M. Heiner            11,616,052                    92,803
              William L. Rosoff         11,612,468                    96,387
              John C. Shealy            11,614,092                    94,763
              O. H. Darling, Jr.        (Term expires in 1999)
              Christoph Keller, III     (Term expires in 1999)
              R. Madison Murphy         (Term expires in 1999)
              Alex R. Lieblong          (Term expires in 2000)
              Robert C. Nolan           (Term expires in 2000)
              Ron L. Pearce             (Term expires in 2000)

          In addition to the election of three Class II directors at the April 28, 1998 annual meeting, the prior appointment of KPMG Peat Marwick LLP by the Board of Directors as Deltic's independent auditors for 1998 was ratified with 11,693,484 shares voted in favor, 5,390 shares voted against and 9,981 shares withheld.


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DELTIC TIMBER CORPORATION



By:        /s/Ron L. Pearce             Date:               August 3, 1998
   -----------------------------------       -----------------------------------
         Ron L. Pearce, President
       (Principal Executive Officer)



         /s/Clefton D. Vaughan          Date:               August 3, 1998
--------------------------------------       -----------------------------------
   Clefton D. Vaughan, Vice President,
       Finance and Administration
      (Principal Financial Officer)


           /s/Emily R. Evers            Date:               August 3, 1998
--------------------------------------       -----------------------------------
        Emily R. Evers, Controller
      (Principal Accounting Officer)