Form 10-Q
period 1998-09-30
DELTIC TIMBER CORP
filed 1998-11-09
CIK 1022469

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

  (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1998

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

Number of shares of Common Stock, $.01 Par Value, outstanding at October 31, 1998, was 12,813,879.


================================================================================

            TABLE OF CONTENTS - THIRD QUARTER 1998 FORM 10-Q REPORT


                                                                        Page
                                                                       Number
                                                                       ------

                        PART I -  FINANCIAL INFORMATION

Item   1.      Financial Statements                                       3

Item   2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       11


                          PART II - OTHER INFORMATION

Item   1.      Legal Proceedings                                         17

Item   2.      Change in Securities                                      17

Item   3.      Defaults Upon Senior Securities                           17

Item   4.      Submission of Matters to a Vote of Security Holders       17

Item   5.      Other Information                                         17

Item   6.      Exhibits and Reports on Form 8-K                          17

Signatures                                                               18

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          ---------------------------
                             (Thousands of dollars)


                                                              Sept. 30,  Dec. 31,
                                                                  1998      1997
                                                            ----------  --------
                                                            (unaudited)
Assets
 Current assets
  Cash and cash equivalents                                  $  6,696     31,045
  Trade accounts receivable - net                               5,364      3,772
  Other receivables                                               794        297
  Inventories                                                   6,658      8,595
  Prepaid expenses and other current assets                     2,720      2,060
                                                             --------    -------
   Total current assets                                        22,232     45,769

 Investment in real estate held for development and sale       24,150     20,365
 Investment in and advances to Del-Tin Fiber, L.L.C.           11,367      7,383
 Timber and timberlands - net                                 169,371    108,206
 Property, plant, and equipment - net                          41,572     39,646
 Deferred charges and other assets                              3,275      4,006
                                                             --------    -------

   Total assets                                              $271,967    225,375
                                                             ========    =======
Liabilities and Stockholders' Equity
 Current liabilities
  Current maturities of long-term debt                       $    204      1,801
  Notes payable                                                   347        192
  Trade accounts payable                                        3,053      2,542
  Accrued taxes other than income taxes                         1,113        979
  Bank overdraft                                                1,437      1,479
  Other accrued liabilities                                       961        805
  Income taxes payable                                              -          -
                                                             --------    -------
   Total current liabilities                                    7,115      7,798

 Long-term debt                                                45,889      1,093
 Deferred credits and other noncurrent liabilities              6,142      6,488
 Redeemable preferred stock                                    30,000     30,000
 Stockholders' equity
  Preferred stock                                                   -          -
  Common stock                                                    128        128
  Capital in excess of par value                               68,808     68,372
  Retained earnings                                           114,208    111,496
  Unamortized restricted stock awards                            (323)         -
                                                             --------    -------
   Total stockholders' equity                                 182,821    179,996
                                                             --------    -------

   Total liabilities and stockholders' equity                $271,967    225,375
                                                             ========    =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                ------------------------------------------------
                (Thousands of dollars, except per share amounts)

                                            Three Months Ended    Nine Months Ended
                                              September 30,         September 30,
                                           --------------------  -------------------
                                                1998      1997       1998      1997
                                           ----------  --------  ---------  --------
Net sales                                    $29,088    28,992     82,307    79,937
                                             -------    ------     ------    ------

Costs and expenses
 Cost of sales                                23,016    19,742     59,613    50,309
 Depreciation, amortization, and
   cost of fee timber harvested                1,817     1,162      5,281     3,584
 General and administrative expenses           1,268     1,565      4,118     4,507
                                             -------    ------     ------    ------

   Total costs and expenses                   26,101    22,469     69,012    58,400
                                             -------    ------     ------    ------

   Operating income                            2,987     6,523     13,295    21,537

Equity in loss of Del-Tin Fiber, L.L.C.       (1,491)        -     (2,956)        -
Interest income                                  238        42        859       531
Interest expense                                (397)      (90)      (515)     (258)
Other income/(expense)                           285        28        372       124
                                             -------    ------     ------    ------

Income before income taxes                     1,622     6,503     11,055    21,934

Income taxes                                    (686)   (2,622)    (4,236)   (8,644)
                                             -------    ------     ------    ------

   Net income                                $   936     3,881      6,819    13,290
                                             =======    ======     ======    ======

Earnings per Common share
 Basic                                       $   .03       .30        .40      1.04
                                             =======    ======     ======    ======
 Assuming dilution                           $   .03       .30        .40      1.04
                                             =======    ======     ======    ======

Dividends declared per Common share          $ .0625     .0625      .1875     .1875
                                             =======    ======     ======    ======

Average Common shares outstanding
  (thousands)                                 12,814    12,798     12,811    12,798
                                             =======    ======     ======    ======



See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                         Nine Months Ended September 30,
               -------------------------------------------------
                             (Thousands of dollars)

                                                                       1998      1997
                                                                   --------   -------
Operating activities
 Net income                                                        $  6,819    13,290
 Adjustments to reconcile above income to
  net cash provided by operating activities
   Depreciation, amortization, and cost of fee timber harvested       5,281     3,584
   Deferred and noncurrent income taxes                                (492)      (26)
   (Gains)/losses from sales of assets                                  (82)     (247)
   Real estate costs recovered upon sale                              3,205     2,579
   Equity in loss of Del-Tin Fiber, L.L.C.                            2,956         -
   (Increase)/decrease in operating working capital
      other than cash and cash equivalents                              479       547
   Other                                                                473       (55)
                                                                   --------   -------
       Net cash provided by operating activities                     18,639    19,672
                                                                   --------   -------

Investing activities
 Capital expenditures requiring cash                                (69,926)  (26,439)
 Net change in purchased stumpage inventory                          (5,914)   (3,533)
 Proceeds from sales of assets                                          357       936
 Investment in and advances to Del-Tin Fiber, L.L.C. - net           (6,870)   (4,522)
 Other - net                                                            500       309
                                                                   --------   -------
       Net cash provided/(required) by investing activities         (81,853)  (33,249)
                                                                   --------   -------

Financing activities
 Proceeds from long-term borrowings                                  45,000     3,000
 Repayments of long-term debt                                        (1,993)   (1,794)
 Bank overdraft                                                         (42)    1,250
 Preferred Stock dividends paid                                      (1,697)        -
 Common Stock dividends paid                                         (2,403)   (2,399)
                                                                   --------   -------
       Net cash provided/(required) by financing activities          38,865        57
                                                                   --------   -------

Net increase/(decrease) in cash and cash equivalents                (24,349)  (13,520)
Cash and cash equivalents at January 1                               31,045    18,162
                                                                   --------   -------

Cash and cash equivalents at September 30                          $  6,696     4,642
                                                                   ========   =======

Supplemental disclosures
 Income taxes paid, net of refunds                                 $  5,392     8,482
                                                                   ========   =======

 Interest paid, net of amounts capitalized                         $    562       363
                                                                   ========   =======

 Additions to debt - owner financing                               $    347       387
                                                                   ========   =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                -----------------------------------------------
                             (Thousands of dollars)

                                                        Sept. 30,   Dec. 31,
                                                            1998       1997
                                                     -----------  ---------
                                                     (unaudited)

Cumulative Preferred Stock - $.01 par, authorized
  20,000,000 shares, 600,000 shares issued as
  Redeemable Preferred Stock                           $      -          -
                                                       --------    -------

Common Stock - $.01 par, authorized 50,000,000
  shares, 12,813,879 shares issued                          128        128
                                                       --------    -------

Capital in excess of par value
  Balance at beginning of year                           68,372     68,372
  Exercise of stock options                                  58          -
  Restricted stock transactions                             378          -
                                                       --------    -------
  Balance at end of period                               68,808     68,372
                                                       --------    -------

Retained earnings
  Balance at beginning of year                          111,496     98,208
  Net income                                              6,819     16,574
  Preferred Stock dividends accrued                      (1,704)       (86)
  Common Stock dividends declared                        (2,403)    (3,200)
                                                       --------    -------
  Balance at end of period                              114,208    111,496
                                                       --------    -------

Unamortized restricted stock awards
  Balance at beginning of year                                -          -
  Stock awards                                             (378)         -
  Amortization to expense                                    55          -
                                                       --------    -------
  Balance at end of period                                 (323)         -
                                                       --------    -------

Total stockholders' equity                             $182,821    179,996
                                                       ========    =======

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                   ------------------------------------------
                                  (Unaudited)

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

NOTE 2 - EARNINGS PER COMMON SHARE

 The amounts used in computing earnings per share under the provisions of SFAS 128 consisted of the following:

                                                                          Three Months Ended    Nine Months Ended
                                                                             September 30,        September 30,
                                                                          -------------------  --------------------
   (Thousands, except per share                                               1998       1997       1998       1997
    amounts)                                                              --------   --------  ---------   --------
   Net income                                                              $   936      3,881      6,819     13,290
   Less Preferred dividends                                                   (566)         -     (1,704)         -
                                                                           -------     ------    -------     ------
     Income available to Common
       shareholders                                                        $   370      3,881      5,115     13,290
                                                                           =======     ======    =======     ======

   Weighted average number of
     Common shares used in basic EPS                                        12,814     12,798     12,811     12,798
   Effect of dilutive securities
       Stock options                                                            11         30         21         25
                                                                           -------     ------    -------     ------
   Weighted average number of
     Common shares and dilutive
     potential Common Stock used
     in EPS assuming dilution                                               12,825     12,828     12,832     12,823
                                                                           =======     ======    =======     ======

   Earnings per Common share
     Basic                                                                    $.03        .30        .40       1.04
                                                                           =======     ======    =======     ======
     Assuming dilution                                                        $.03        .30        .40       1.04
                                                                           =======     ======    =======     ======

NOTE 3 - INVENTORIES

    Inventories at the balance sheet dates consisted of the following:

                                                                                                Sept. 30,   Dec. 31,
   (Thousands of dollars)                                                                           1998       1997
                                                                                                 -------     ------
   Logs                                                                                          $ 2,352      3,278
   Finished products                                                                               4,022      5,058
   Materials and supplies                                                                            284        259
                                                                                                 -------     ------
                                                                                                 $ 6,658      8,595
                                                                                                 =======     ======

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                   ------------------------------------------
                                  (Unaudited)


NOTE 4 - INVESTMENT IN DEL-TIN FIBER, L.L.C.

 The Company recorded its 50 percent equity in the $5,912,000 loss to-date of Del-Tin Fiber, L.L.C. ("Del-Tin Fiber"), consisting of start-up costs incurred and operating losses reported since initial production commenced April 29, 1998, in the amount of $2,956,000 net to Deltic. For the three months ended September 30, 1998, this loss was $2,982,000, $1,491,000 net to the Company.

NOTE 5 - TIMBER AND TIMBERLANDS

 Timber and timberlands at the balance sheet dates consisted of the following:

                                                                                            Sept. 30,   Dec. 31,
   (Thousands of dollars)                                                                       1998       1997
                                                                                           ----------   -------
   Purchased stumpage inventory                                                             $ 16,459     10,545
   Timberlands                                                                                47,617     44,846
   Fee timber                                                                                134,132     80,534
   Logging facilities                                                                          1,606      1,592
                                                                                            --------    -------
                                                                                             199,814    137,517
   Less accumulated costs of fee timber harvested
     and facilities depreciation                                                            $(30,443)   (29,311)
                                                                                            --------    -------
                                                                                             169,371    108,206
                                                                                            ========    =======

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT

 Property, plant, and equipment at the balance sheet dates consisted of the following:

                                                                                            Sept. 30,   Dec. 31,
   (Thousands of dollars)                                                                       1998       1997
                                                                                            --------    -------
   Land and land improvements                                                               $  7,602      7,452
   Buildings and structures                                                                    8,336      7,966
   Machinery and equipment                                                                    60,675     58,138
                                                                                            --------    -------
                                                                                              76,613     73,556
   Less accumulated depreciation                                                             (35,041)   (33,910)
                                                                                            --------    -------
                                                                                            $ 41,572     39,646
                                                                                            ========    =======

NOTE 7 - INTEREST RATE DERIVATIVE CONTRACT

 During the third quarter of 1998, Deltic entered into an interest rate hedge contract in anticipation of issuance of approximately $40,000,000 of long-term, fixed-interest rate debt for which the Company is negotiating, utilizing this hedge contract to manage interest rate fluctuation exposure. This debt will replace a portion of the current borrowings under the Company's revolving credit facility. The hedge contract is treated as an "off-balance sheet" financial instrument. Any differential realized on the hedge contract will be deferred and amortized as either additional interest expense or a reduction to interest expense over the life of the underlying debt issuance. Deltic does not utilize derivative financial instruments for trading or other speculative purposes.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                   -------------------------------------------
                                  (Unaudited)


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

 Information about the Company's business segments consisted of the following:

                                               Three Months Ended    Nine Months Ended
                                                  September 30,        September 30,
                                              -------------------    -----------------
(Thousands of dollars)                             1998      1997       1998      1997
                                              ---------   -------    -------   -------
 Net sales
   Woodlands                                    $ 6,002     5,534     21,065    18,391
   Mills                                         16,663    16,523     51,499    51,848
   Real Estate                                    3,621     2,269      9,571     7,975
   Agriculture                                    4,879     5,917      5,538     7,263
   Eliminations*                                 (2,077)   (1,251)    (5,366)   (5,540)
                                                -------    ------     ------    ------
                                                $29,088    28,992     82,307    79,937
                                                =======    ======     ======    ======

 Income before income taxes
   Woodlands                                    $ 3,824     3,923     16,463    14,763
   Mills                                         (1,050)    2,338     (1,838)    6,586
   Real Estate                                      996       224      1,944     2,278
   Agriculture                                      457     1,682        472     2,195
   Corporate                                     (1,101)   (1,414)    (3,602)   (4,055)
   Eliminations                                    (139)     (230)      (144)     (230)
                                                -------    ------     ------    ------
     Operating income                             2,987     6,523     13,295    21,537
   Equity in loss of Del-Tin Fiber, L.L.C.       (1,491)        -     (2,956)        -
   Interest income                                  238        42        859       531
   Interest expense                                (397)      (90)      (515)     (258)
   Other income/(expense)                           285        28        372       124
                                                -------    ------     ------    ------
                                                $ 1,622     6,503     11,055    21,934
                                                =======    ======     ======    ======

 *Intersegment sales of timber from Woodlands to Mills

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                   ------------------------------------------
                                  (Unaudited)

                                    Three Months Ended  Nine Months Ended
                                      September 30,       September 30,
                                    ------------------  -----------------
(Thousands of dollars)                    1998    1997      1998     1997
                                    ----------  ------  --------  -------

 Depreciation, amortization, and
  cost of fee timber harvested
   Woodlands                           $   574     341     1,695    1,239
   Mills                                   945     569     2,718    1,678
   Real Estate                             107     105       308      262
   Agriculture                             129     111       379      350
   Corporate                                62      36       181       55
                                       -------   -----    ------   ------
                                       $ 1,817   1,162     5,281    3,584
                                       =======   =====    ======   ======

 Capital expenditures
   Woodlands                           $48,844   2,801    58,582   12,944
   Mills                                 1,318   3,523     4,592    8,579
   Real Estate                           2,280   1,689     6,222    3,394
   Agriculture                              79     590       561      989
   Corporate                               257     280       316      533
                                       -------   -----    ------   ------
                                       $52,778   8,883    70,273   26,439
                                       =======   =====    ======   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997


     Net income for the third quarter of 1998 was $.9 million, $.03 a share, compared to $3.9 million, $.30 a share, for the third quarter of 1997. Operating income for the current period was $3 million, compared to $6.5 million in the same quarter of 1997. Net cash provided by operating activities was $8.5 million compared to $8.2 million in the third quarter of 1997.

     For the current three-month period, operating income decreased $3.5 million. The Woodlands segment was unchanged as a result of a 44 percent increase in pine sawtimber harvest volumes, offset by a five percent decrease in the average price for pine sawtimber sold and a decrease in hardwood sawtimber sales. The Company's Mills segment operating results decreased $3.4 million due to a 20 percent drop in the average finished lumber sales price, which resulted in a negative profit margin, while sales volume of finished lumber increased 8 million board feet. Real Estate operations increased $.6 million as a result of the sales of 85 acres of undeveloped real estate acreage and a .86 acre commercial tract, combined with an increase in the number of residential lots sold and a 12 percent increase in the average sales price per lot sold. Agriculture segment results were $1.2 million lower due primarily to a 75 percent reduction in the gross profit margin for soybeans per bushel as a result of a lower average sales price and increased production costs per bushel, in addition to a six percent decrease in sales volume due to reduced average crop yield per acre farmed. The cost of corporate functions decreased $.5 million from the third quarter of 1997.

     The Company's Woodlands operations produced net sales of $6 million in the current year quarter compared to $5.5 million in the prior year period. Sales of pine sawtimber increased $1.3 million as the result of a 4.2 million board feet
- Doyle scale ("MMBF-DS") increase in harvest volume to 13.6 MMBF-DS, partially offset by a $20 per thousand board feet - Doyle scale ("MBF-DS") drop in sales price from $388 per MBF-DS. Sales of hardwood sawtimber decreased $1.1 million due to the timing of harvest activity. Operating income was $3.9 million for both periods due to the increase in sales of pine sawtimber, offset by the decrease in hardwood sawtimber sales and a $.3 million increase in cull timber release expense incurred due to timing and the acquisition of additional timberland acreage.

     Mills segment net sales totaled $16.7 million in the current quarter compared to $16.5 million a year ago. Sales of residual by-products from the lumber manufacturing process increased $.4 million due to a 15 percent increase in finished lumber production. Finished lumber sales decreased $.2 million as the result of an $81 per thousand board feet ("MBF") drop in sales price from $412, with a 7.9 million board feet ("MMBF") increase in sales volume to 42.7 MMBF. Loss from operations of $1 million for the current period compared to operating income of $2.4 million in 1997 due primarily to the decrease in net sales from finished lumber and a $10 per MBF increase in the cost of lumber produced as the result of increases in the average cost of logs used as raw material by the Company's two mills and depreciation expense due to upgrade/expansion projects at those mills.

     The Real Estate segment reported net sales of $3.7 million for the third quarter of 1998 compared to $2.3 million for the third quarter of 1997. Sales of 85 acres of undeveloped real estate acreage for $.6 million and a .86 acre commercial tract for $.3 million were recorded in the current quarter compared to no similar sales in the 1997 period. Residential lot sales increased by four to 28 lots and the average sales price increased from $50,300 to $56,100 per lot due primarily to the mix of lots sold. Operating income was $.8 million, an increase of $.6 million from the three month period ended September 30, 1997, due primarily to the same factors impacting net sales.

     Agriculture operations recorded net sales of $4.8 million for the current three-month period compared to $5.9 million a year ago, due primarily to a reduction in the average sales price per bushel for soybeans, combined with a six percent drop in the volume of soybeans sold. Operating income of $.5 million in the current quarter decreased from $1.7 million in the prior year as the result of the decrease in soybean sales revenue and an increase in the production costs per bushel for soybeans sold.

     Corporate operating expense was $1.1 million in the third quarter of 1998 compared to $1.5 million in 1997, primarily due to a reduction of general and administrative expenses for the current quarter.

     Equity in the loss of Del-Tin Fiber, L.L.C. ("Del-Tin Fiber"), resulting from plant start-up costs and operating losses during the initial months of operations, of $1.5 million net to Deltic was recorded in the current quarter. Due to increases in shipments from Del-Tin Fiber's plant facility in each of the three months of the third quarter, Del-Tin Fiber expects to report cash provided from operating activities during the fourth quarter, while continuing to record operating losses through the end of 1998.

     Income tax expense decreased $1.9 million to $.7 million for the current quarter due to lower pretax earnings.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

     For the first nine months of 1998, net income totaled $6.8 million, $.40 a share, compared to net income for the nine months ended September 30, 1997, of $13.3 million, $1.04 a share. The decrease was primarily the result of lower operating income from the Company's Mills, Real Estate, and Agriculture segments, combined with recording a $3 million loss for the Company's share of equity in Del-Tin Fiber's plant start-up costs incurred to-date and operating losses reported since initial production commenced in late April, partially offset by an increase in operating income for the Woodlands segment and decreased corporate operating expenses.

     Operating income for the nine months ended September 30, 1998, was $13.3 million, a decrease of $8.2 million from a year ago. The Woodlands segment increased $1.8 million due primarily to a 5.8 MMBF-DS increase in the volume of pine sawtimber harvested. Mills operations decreased $8.4 million as the result of a $52 per MBF drop in the average lumber sales price and a $33 higher cost of production per MBF sold, which caused a negative margin per MBF, while finished lumber sales volume increased 9.3 million board feet. The Company's Real Estate segment decreased $.5 million due primarily to decreased commercial sales, partially offset by increased sales of undeveloped acreage and residential lots during 1998. Agriculture operations decreased $1.7 million as the result of 1997 benefiting from the timing of sales of crops grown during 1996, combined with reduced sales price and volume for soybeans at a lower gross profit margin per bushel in 1998.

     Woodlands segment net sales totaled $21.1 million during the first nine months of 1998, a $2.7 million increase when compared to $18.4 million during 1997. Sales of pine sawtimber increased $2.4 million due to a 15 percent increase in sales volume to 43.8 million board feet, combined with a $1 per MBF-DS rise in average pine sawtimber sales price from $402 per MBF-DS. Pine pulpwood sales increased $.5 million due to increased harvest levels as the Company thinned its maturing pine plantations. Sales of hardwood sawtimber decreased $.4 million from $1.4 million as the result of a decrease in sales price. Operating income was $16.5 million for the 1998 period compared to $14.7 million a year ago due to the increase in net sales, partially offset by increased cost of fee timber harvested and to an increase in cull timber release expense due to the increases in timberland acres owned resulting from the Company's acquisition program.

     The Mills segment reported net sales of $51.5 million during the first nine months of 1998 compared to $51.8 million during the same period in 1997. While finished lumber sales volume increased nine percent to 111.6 MMBF, a $52 per MBF decrease in average sales price from $444 per MBF caused a decrease in net sales. A loss from operations of $1.8 million during 1998 compared to operating income of $6.6 million for 1997. The decrease was primarily the result of the drop in net sales combined with an increase in the production cost per MBF sold to $413, partially offset by recording the settlement of the Company's business interruption claim due to the July 1997 Ola planermill fire during the first nine months of 1998. The increase in the cost of lumber produced resulted from increases in log cost and depreciation expense.

     Real Estate operations produced net sales of $9.6 million during 1998 compared to $8 million during 1997. Sales of 85 acres of undeveloped real estate acreage for $.6 million in 1998 compared to the sale of 9.5 acres for $.2 million during 1997. Residential lot sales increased by 51 lots to 122 during 1998, but the average sales price of $45,100 was $16,700 lower per lot due to the mix of lots sold. Commercial sales revenue decreased $1 million due to the sale of a 13-acre commercial tract for $100,000 per acre during the first nine months of 1997 compared to the sale of a .86 acre tract for $.3 million during 1998. Net sales from the Company's Chenal Country Club operations increased by $.9 million to $2.4 million. While the net margin realized on sales of real estate during 1998 was approximately the same as in 1997, operating income for the Real Estate segment decreased $.5 million to $1.8 million in 1998 due to a decrease in the operating margin of Chenal Country Club and an increase in advertising expense for the Company's three real estate developments.

     The Company's Agriculture segment recorded net sales of $5.5 million during 1998 compared to $7.2 million in 1997. The prior year benefited from the timing of product sales, while the current year's net sales reflected a 25 percent reduction in the sales volume for soybeans, combined with a decline in the average sales price per bushel for soybeans sold. Operating income of $.5 million for the current year compared to $2.2 million in 1997. The decrease was due primarily to the decrease in net sales and a significantly reduced gross profit margin per bushel of soybeans sold as a result of the decreased average sales price, combined with an increased production costs per bushel.

     Corporate operating expense of $3.6 million during 1998 decreased $.5 million from 1997 due to reduced general and administrative expenses.

     Equity in the loss of Del-Tin Fiber recorded by the Company in the first nine months of 1998 was $3 million. Income tax expense decreased $4.3 million from $8.6 million for the first nine months of 1997 due to lower pretax earnings.

FINANCIAL CONDITION

     For the first nine months of 1998, net cash provided by operating activities totaled $18.6 million compared to $19.7 million during the same period in 1997. Changes in operating working capital, other than cash and cash equivalents, provided cash of $.5 million for 1998 and 1997.

     Capital expenditures required cash of $69.9 million for the first nine months of 1998 and $26.4 million a year ago. The increase was primarily due to $58 million spent in the Company's planned timberland acquisition program. Total capital expenditures summarized by segment consisted of the following:

        --------------------------------------------------
                                             Nine Months
                                           Ended Sept. 30,
        --------------------------------------------------
         (Thousands of dollars)             1998     1997
        --------------------------------------------------

        Woodlands                         $58,582   12,944
        Mills                               4,592    8,579
        Real Estate                         6,222    3,394
        Agriculture                           561      989
        Corporate                             316      533
        --------------------------------------------------
          Total capital expenditures       70,273   26,439
        Owner-financed expenditures          (347)       -
        --------------------------------------------------

          Expenditures requiring cash     $69,926   26,439
        ==================================================

     The net change in purchased stumpage inventory to be utilized in the Company's sawmill operations required cash of $5.9 million in 1998 and $3.5 million in 1997. During the first nine months of 1998, Deltic advanced $7 million to Del-Tin Fiber and paid dividends of $4.1 million, $2.4 million for Common Stock and $1.7 million for Redeemable Preferred Stock. Borrowings under the Company's credit facilities provided $45 million, while repayments of debt utilized $2 million. These net uses of funds resulted in a $24.3 million reduction in Deltic's cash and cash equivalents. This decrease in cash was the primary factor in the $22.9 million decrease in the Company's working capital from $38 million at December 31, 1997. Deltic's management believes that the remaining amount available under its credit facility, and future debt or equity financings will be sufficient to meet its expected cash needs and planned capital expenditures, including those of the Company's continued timberland acquisition program, for the foreseeable future.

     Statements included herein that are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Federal Securities Laws. Such statements reflect the Company's current expectations and involve certain risks and uncertainties. Actual results could differ materially from those included in such forward-looking statements. Factors that could cause such differences include the cyclical nature of the industry, changes in interest rates and general economic conditions, adverse weather, cost and availability of materials used to manufacture the Company's products, and the risk factors described from time to time in the reports and disclosure documents filed by the Company with the Securities and Exchange Commission.

YEAR 2000 ISSUE

DEFINITION

     The Year 2000 issue is the known inability of a significant percentage of the world's computers, application software, and embedded semiconductor chips to cope with the change of the year from 1999 to 2000. As a result, some systems could fail to operate or produce incorrect results at the start of the 21st century.

ASSESSMENT

     The Year 2000 problem, if not corrected, would affect computers, software, and other equipment used by the Company, as well as those used by its suppliers, customers, banks, etc. Accordingly, Deltic is currently assessing the potential impact of, and the costs of remediating, the Year 2000 problem for its internal systems and operational facilities' systems and equipment.

     The Company's business is substantially dependent upon the operation of computer systems, and as such, Deltic has established a Year 2000 Committee which is made up of managers from both its corporate and operational areas. The committee was created pursuant to the direction of the Company's Board of Directors and has the involvement of top management with top priority given to its objectives.

     The Company is in the process of identifying the computers, application software, and related equipment that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. The Company has already commenced the process of modifying or upgrading systems which have been assessed as affected by the Year 2000 problem and expects to have all major systems assessed and modified, if required, before the occurrence of any material disruption of its business. Deltic has essentially achieved Year 2000 compliance for all of its critical internal systems and expects to complete this process for its remaining systems, including operational facilities' systems and equipment, no later than the third quarter of 1999. In addition to computers and related equipment, the Year 2000 Committee is currently assessing the potential impact and costs of remediating the Year 2000 problem for its equipment such as fax machines, copiers, telephone and security systems, and other common devices potentially impacted by the Year 2000 problem.

     In addition, the Company has initiated communications with third-party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company, including those at its operational facilities, to identify and, to the extent possible, resolve issues involving the Year 2000 problem. While the Company has limited or no control over the actions of these suppliers, Deltic has not received notification by these suppliers of significant unresolved Year 2000 problems and the Company expects that it will be able to resolve any currently uncommunicated existing problems when, or if, such notification is received. However, there can be no assurance that these suppliers will resolve all Year 2000 problems, whether currently known or not, before the occurrence of a material disruption to the business of the Company.

     The Company has initiated written communication with all of its suppliers and significant customers to attempt to obtain the status of their Year 2000 compliance. To-date, the majority of these customers have either not responded to such communications or have indicated that the status of their Year 2000 compliance has yet to be determined. Therefore, the Company can give no assurance that its suppliers or customers will not be materially impacted by the Year 2000 issue. In addition, the Company can give no assurance that failure by its suppliers and customers to achieve Year 2000 compliance will not have a significant impact on the Company's business. However, Deltic intends to continue with follow-up communications until all critical suppliers and customers have indicated their status and/or compliance.

EXPECTED IMPACT OF THE YEAR 2000 ISSUE

     While the Company's entire assessment of the Year 2000 problem is not complete, Deltic has essentially assessed all areas initially determined to be those most likely impacted by the Year 2000 problem and has determined that the majority of the systems in these areas are currently Year 2000 compliant or are being made compliant by the supplier at no or only minimal cost to the Company. Therefore, the cost incurred by Deltic to obtain Year 2000 compliance for its internal systems and facilities is not expected to be material.

CONTINGENCY PLAN

     At this time, the Company has not developed a contingency plan to be implemented if its efforts to identify and correct Year 2000 problems are not effective. As the Company's assessment of its Year 2000 compliance is nearer to completion, the Company's Year 2000 committee currently plans to develop contingency plans for any systems or facilities for which Year 2000 compliance is not reasonably certain.

DISCLAIMER

     The discussion of the Company's efforts, and managements expectations, relating to Year 2000 compliance are "forward-looking statements" within the meaning of the Federal Securities Laws. Such statements reflect the Company's current expectations and involve risks and uncertainties. Actual results could differ materially from those included in such forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, suppliers ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

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

      None.


ITEM 5.  OTHER INFORMATION

      None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The following item was reported in the Form 8-K dated September 9, 1998:

         Item 5. Other Events - Press release reporting acquisition of 16,300 acres of timberland.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DELTIC TIMBER CORPORATION



By:        /s/Ron L. Pearce               Date:      November 10, 1998
   ---------------------------------           ------------------------------
       Ron L. Pearce, President
     (Principal Executive Officer)



        /s/Clefton D. Vaughan              Date:     November 10, 1998
-------------------------------------           --------------------------------
 Clefton D. Vaughan, Vice President,
     Finance and Administration
    (Principal Financial Officer)



        /s/Emily R. Evers                  Date:     November 10, 1998
-------------------------------------           --------------------------------
     Emily R. Evers, Controller
   (Principal Accounting Officer)