Form 10-K405
period 1998-12-31
DELTIC TIMBER CORP
filed 1999-03-25
CIK 1022469

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

  (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the New York Stock Exchange on February 26, 1999, was $184,446,598. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 28, 1999, was 12,776,779.

                      Documents incorporated by reference:

The Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 29, 1999.

================================================================================

                   TABLE OF CONTENTS - 1998 FORM 10-K REPORT

                                                                                      Page
                                                                                    Numbers
                                                                                    -------
                                    PART I

Item   1.          Business                                                           3

Item   2.          Properties                                                        13

Item   3.          Legal Proceedings                                                 14

Item   4.          Submission of Matters to a Vote of Security Holders               14

                                    PART II

Item   5.          Market for Registrant's Common Equity and Related Stockholder
                   Matters                                                           15

Item   6.          Selected Financial Data                                           16

Item   7.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                             17

Item   7A.         Quantitative and Qualitative Disclosures about Market Risk        28

Item   8.          Financial Statements and Supplementary Data                       29

Item   9.          Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                          58

                                   PART III

Item 10.           Directors and Executive Officers of the Registrant                59

Item 11.           Executive Compensation                                            59

Item 12.           Security Ownership of Certain Beneficial Owners and Management    59

Item 13.           Certain Relationships and Related Transactions                    59

                                    PART IV

Item 14.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K  60

Signatures                                                                           62

                                    PART I


ITEM 1.  BUSINESS

     Introduction. Deltic Timber Corporation ("Deltic" or the "Company") is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. The Company owns approximately 444,000 acres in Arkansas and north Louisiana, including 397,000 acres of timberland (the "timberlands"). Sawmill operations consist of two mills, one at Ola in central Arkansas and another at Waldo in south Arkansas.

     In addition to its timber and lumber operations, Deltic is engaged in real estate development projects in central Arkansas and owns approximately 37,000 acres of farmland in northeast Louisiana. The Company also holds a 50 percent interest in a joint venture to manufacture and market medium density fiberboard ("MDF"), which began production operations in April 1998.

     Deltic believes that its primary strengths are its strategically located timberlands, its efficient sawmill operations, its well-established real estate developments, its experienced management team, and its capacity to pursue a timber-based acquisition strategy.

     The timberlands consist primarily of Southern Pine. Management considers the timberlands to be Deltic's most valuable asset and the harvest of this stumpage to be the Company's most significant source of income. Estimated pine sawtimber inventory as of December 31, 1998 was 9,603,000 tons. The southern United States, in which all of the Company's operations are located, is a major timber and lumber producing region. Unlike other major timber-producing areas in North America, most timber acreage in the southern United States is privately held, rendering it potentially available for acquisition. Deltic's current growth strategy emphasizes a significant timberlands acquisition program in such region, which has facilitated an increase in harvest levels.

     The Company harvests timber from the timberlands in accordance with its harvest plans and either sells timber in the domestic market or converts timber to lumber in its sawmills. In 1998, Deltic harvested approximately 431,600 tons of pine sawtimber from its timberlands. The Company's two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production. In addition, each sawmill is strategically located near significant portions of the timberlands. During 1998, Deltic's sawmills produced approximately 159.7 million board feet of lumber. Logs processed for the production of lumber are obtained from the timberlands and from public and private landowners. The Company selects logs for processing in its sawmills based on size, grade, and the then prevailing market price. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. Approximately $31.6 million has been invested in upgrades of the two sawmills over the past five years, expanding both production capacity and product lines. Combined annual capacity is currently 226 million board feet. The Company's sawmills produce a variety of products, including dimension lumber, boards, timbers, decking, and secondary manufacturing products such as finger-jointed studs. The lumber is sold primarily to wholesalers and treaters in the South and Midwest and is used in residential construction, roof trusses, laminated beams, and remanufactured items.

     The Company's real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing a 4,800-acre premier upscale planned community, Chenal Valley, centered around a Robert Trent Jones, Jr. designed golf course at Chenal Country Club. The property is being developed in stages, and real estate sales to date have consisted primarily of residential lots. Commercial development began in 1996.

     In addition to Chenal Valley, Deltic is developing Chenal Downs, a 400-acre equestrian development located outside of Chenal Valley being sold in estate-sized lots of approximately five acres each with controlled access, and Red Oak Ridge, Deltic's first real estate development outside of the Little Rock/Pulaski County area. The first phase of lot sales in Chenal Downs was offered in December 1997, with 25 of the 44 lots offered sold as of the end of 1998. Red Oak Ridge, located near Hot Springs, Arkansas, is an 800-acre, upscale community designed for residential, resort, or retirement living. The first two neighborhoods in this development, offering a choice of either estate-sized homesites, with many overlooking one of the two lakes, or lots in a garden-home neighborhood, were offered for sale in late 1998.

     The Company owns 37,000 acres of farmland in northeast Louisiana. Approximately 26,000 acres of the total are farmed by Deltic, while the majority of the remaining 11,000 acres is rented to third parties. Crops grown on Company-farmed acreage in 1998 were soybeans and corn.

     Deltic owns 50 percent of the membership interest of Del-Tin Fiber, L.L.C. ("Del-Tin Fiber"), a joint venture to manufacture and market medium density fiberboard. The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of this facility commenced in mid-1996 and initial production began on April 29, 1998. MDF, which is used in the furniture, flooring, and molding industries, is manufactured from sawmill residuals, such as chips, shavings, and sawdust, held together by an adhesive bond. The plant is designed to have an annual production capacity of approximately 150 million square feet, 3/4" basis, making it one of the largest of its type in the world. The plant also adds value to Deltic's operations by providing an additional outlet for wood chip and bark production from the Waldo Mill. During 1998, Deltic sold approximately $2,126,000 of these lumber manufacturing by-products to Del-Tin Fiber.

FOREST PRODUCTS

     The demand for, and prices of, timber and manufactured wood products depend on the level of housing starts, repair and remodeling activity, industrial construction activity, competition from non-wood products, and seasonal factors such as weather. These factors in turn are strongly influenced by overall economic activity, interest rates, and demographics. Reductions in levels of construction activity are generally followed by declining lumber prices, which are ordinarily followed by declining timber prices within several months. However, despite strong economic conditions and housing starts in the U.S. during 1998, a downturn in Asian export markets caused the North American lumber market to be oversupplied for much of 1998. Lumber that was normally exported from North America to Asia was redirected to U.S. markets, causing supply to outpace demand and depressing prices. However, demand for timber, as well as timber prices, remained relatively strong during 1998.

     The supply of timber, and therefore lumber, is significantly affected by the availability of timber from public lands, particularly in the Pacific Northwest. In recent years, the U.S. government has dramatically reduced the amount of timber offered for sale in response to environmental concerns. This has resulted in increased demand for timber in the southern U.S., as well as increased lumber imports from Canada.

     The southern U.S., in which all of the Company's operations are located, is a major timber and lumber producing region. There are an estimated 209 million acres of timberland in the region, of which approximately 91 million acres contain softwood, predominately Southern Pine. Unlike other major timber-producing areas in North America, most of this acreage is privately held. The estimated breakdown of ownership of softwood timberland in the southern U.S. is 89 percent private, seven percent national forest, and four percent other public. Although there can be no assurance, management anticipates that the southern U.S. timber resource will be subject to strong demand in the future and also believes that the South will have a strategic advantage over other U.S. timber-producing regions due to regulatory, geographic, and other factors.

WOODLANDS

     The Company owns approximately 397,000 acres of timberland, primarily in Arkansas and north Louisiana, stocked principally with Southern Pine. Management considers the timberlands to be Deltic's most valuable asset and the harvest of this stumpage to be the Company's most significant source of income.

The breakdown of the Company's timberland acreage at year-end 1998 consisted of the following:

                                                            Acres
                                                           -------
           Pine forest..................................   240,000
           Pine plantation (less than 15 years old).....    90,000
           Hardwood forest..............................    32,000
           Other........................................    35,000
                                                           -------
           Total........................................   397,000
                                                           =======

     Timber Inventory. The Company's estimated standing timber inventory on this acreage is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of pine inventory is subject to periodic adjustments based on sample cruises or actual volumes harvested from related tracts. The hardwood inventory shown in the following table is only an approximation, so physical quantity of such timber may vary significantly from this approximation. Estimated inventory of standing timber as of December 31, 1998 consisted of the following:

                                                    Estimated
                                                     Volume
                                                     (Tons)
                                                    ----------
               Pine timber
                   Sawtimber.....................    9,603,000
                   Pulpwood......................    4,797,000

               Hardwood timber
                   Sawtimber.....................    1,063,000
                   Pulpwood......................    1,345,000

     The Company's pine sawtimber is either used in its sawmills or sold to third parties. Products manufactured from this resource include dimension lumber, boards, timbers, decking, and secondary manufacturing products, used primarily in residential construction. Deltic's hardwood sawtimber is sold to third parties and is primarily used in the production of railroad ties, flooring, and pallets. Pulpwood consists of logs with a diameter of less than nine inches. Both pine and hardwood pulpwood are sold to third parties for use primarily in the manufacture of paper.

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

     Reforestation. Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically-superior seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, including higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. The seedlings are planted in all-aged stands or a site is completely replanted with these superior seedlings in the case of a regeneration harvest. During 1998, 2,800 acres were planted using seedlings grown from seeds produced at the orchard facility. This level is expected to accelerate significantly with approximately 6,000 acres scheduled for reforestation in 1999, as the Company's land acquisition program continues. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission's Best Management Practices.

     Harvest Plans. Management views the timberlands as assets with substantial inherent value apart from the sawmills and intends to manage the timberlands on a basis that permits regeneration of the timberlands over time. The Company intends to continue to manage the timberlands on a sustainable-yield basis and has no plans to harvest timber at levels that exceed growth. Under the current plan, Deltic intends to increase its harvest level to 445,000 tons of pine sawtimber in 1999, an increase of three percent over 1998 levels. (See "Growth Strategy".)

     The Company's harvest plans are generally designed to project multi-year harvest schedules. In addition, harvest plans are updated at least annually and reviewed on a monthly basis to monitor performance and to make any necessary modifications to the plans in response to changing forestry conditions, market conditions, contractual obligations, regulatory limitations, and other relevant factors.

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

     Particular forestry practices vary by geographic region and depend upon factors such as soil productivity, weather, terrain, tree size, age, and timber stocking. Forest stands are thinned periodically, to improve growth and stand quality, until they are harvested. Different areas within a forest may be planted or seeded in successive years to provide a distribution of age classes within the forest. This distribution of age classes will tend to provide Deltic with an annual revenue stream, as the various timber stands reach harvestable age.

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

     Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provides harvest planning, silvicultural improvements, and maintenance work for approximately 79,000 acres.

SAWMILLS

     The Company's two sawmills are located at Ola in central Arkansas and at Waldo in south Arkansas, near significant portions of the timberlands. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. Approximately $31.6 million has been invested in the two sawmills over the past five years, expanding both production capacity and product lines. Combined annual capacity at December 31, 1998 was 226 million board feet.

     Deltic employs modern technology in its sawmills in order to improve overall efficiency, reduce labor costs, and maximize utilization of available timber resources, while continuing to maintain high quality standards for lumber production. The Company continues to upgrade and expand its sawmills to increase production capacity and diversify the product mix offered.

     During 1998, the Ola Mill completed installation of a new boiler system and an additional kiln. These capital projects increased the annual lumber drying capacity of this mill to 100 million board feet. A small log processing deck was placed into service in the second quarter of 1998, allowing the extraction of small diameter logs from pulpwood to facilitate log supply and reduce log cost. The Company also began the construction of a new planermill, an automated lumber sorting system, and an optimized edger system to further increase both production capability and efficiency at this facility in order to increase profitability. These improvements are expected to be completed during the first half of 1999.

     The Waldo Mill's finger-jointing operation completed its first year of operation in 1998 with 3.7 million board feet of production. This secondary manufacturing operation adds value to Waldo's planermill operation by using short, trim pieces to manufacture finger-jointed studs, an addition to the product sales mix, instead of selling these pieces at low prices, thus enhancing the mill's sales price average. Residual by-products from the Waldo Mill are now being used by Del-Tin Fiber in the production of medium density fiberboard. The Company is committed to increased utilization of modern technology at its mills during 1999, an example of which is the planned addition of a new log optimization system at the Waldo Mill. With the completion of installation of this optimized log bucking system, the Waldo Mill will have been upgraded from its log deck to its lumber sorting system, which is expected to result in additional production cost savings for this mill.

     The Company pursues waste minimization practices at both of its sawmills. Wood chips are usually sold to paper mills or Del-Tin Fiber and bark is frequently sold for use as fuel. Bark, sawdust, shavings, and wood chips that cannot be sold are used as "hog fuel" to fire the boilers that heat the drying kilns. In the future, the Company expects to sell a more significant portion of its Waldo Mill's residual wood chip production to Del-Tin Fiber pursuant to a fiber supply agreement.

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

GROWTH STRATEGY

     The Company's current strategy for growth continues to emphasize a significant timberland acquisition program, which has facilitated an increase in its harvest levels, and the expansion of its manufacturing operations.

     Timberland Acquisitions. The Company's ongoing timberland acquisition program will enable it to continue to increase harvest levels, while expanding its timber inventory. In addition, it will allow the Company to maintain or increase the volume of logs supplied to its sawmills from its own timberlands, when it is economically feasible.

     Timberland acquisitions are necessary for continued growth in harvest levels over the long-term. The Company intends to continue to focus its acquisition program on timberlands in the southern United States that range from fully-stocked to cutover tracts, with preference given to stocked acreage. Timberland in the southern United States is 89 percent owned by private landowners, rendering it potentially available for acquisition. There can be no assurance that timber properties suitable for acquisition will be identified by the Company, or that once identified, such properties will ultimately be acquired by the Company.

     Acting upon this strategy of timberland acquisition, Deltic formed a land acquisition team. Lands considered for purchase were evaluated based on location, site index, timber stocking, and growth potential. As a result, approximately 58,600 acres, 30,400 in 1998, of strategically located pine timberland have been added since the inception of the acquisition program in late 1996. Individual land purchases ranged from 10 acres to 16,300 acres, with the average block to-date being 413 acres. The major acquisition in 1998 was the former McKinney lands in south Arkansas, consisting of 16,300 acres of heavily-stocked timberland.

     Manufacturing Operations. Recent capital projects at the Company's two sawmills have expanded both production capacity and product mix. Future projects are expected to continue to increase production levels, add value to existing production, expand secondary manufacturing operations, improve lumber recovery, and decrease manufacturing costs. The Company plans to increase lumber production to 210 million board feet in 1999, an increase of 32 percent over the 1998 level.

     The Company's 50 percent interest in Del-Tin Fiber will enable it to expand its business into the engineered wood products market. Del-Tin Fiber is a joint venture to manufacture and market MDF. The plant is located near El Dorado, Arkansas. The construction cost of the facility was approximately $100 million. Construction commenced in mid-1996 and initial production began on April 29, 1998. The plant is designed to have an annual production capacity of 150 million square feet, 3/4" basis, making it one of the largest of its type in the world. MDF, which is used in the furniture, flooring, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust held together by an adhesive bond. Although the technology has existed for decades, recent improvements in the manufacture of MDF have increased both the quality and consistency of the product. MDF, with its "real wood" appearance and ability to be finely milled and accept a variety of finishes, competes primarily against lumber. In addition to providing an entry into the MDF market, the Del-Tin Fiber project will provide an outlet for a significant portion of the Company's wood chips. Pursuant to a fiber supply agreement, the Company has agreed to sell, and Del-Tin Fiber to buy, all residual wood chips from the Waldo Mill. In addition, Del-Tin Fiber has an option to purchase residual wood chips from the Ola Mill and pulpwood chips, shavings, and sawdust from the Waldo Mill.

RAW MATERIALS

     Logs processed by the Company's two sawmills in 1998 totaled 795,700 tons, and were obtained from either the timberlands or purchased from public and private landowners. Of the 431,600 tons of pine sawtimber harvested from the timberlands in 1998, 203,500 tons, 47 percent, were processed in the Company's two sawmills.

     Various factors, including environmental and endangered species concerns, have limited, and will likely continue to limit, the amount of timber offered for sale by U.S. government agencies. Because of this reduced availability of federal timber for harvesting, the Company believes that its supply of timber from the timberlands is a significant competitive advantage. Deltic has historically supplied a significant portion of the timber processed in the sawmills from its timberlands.

     In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement its own timber harvests from the timberlands. The Company has an active timber procurement department for each of its sawmills. As of December 31, 1998, the Company had under contract approximately 469,900 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next four years. During 1998, the Company harvested third-party stumpage and purchased logs from third parties totaling 583,100 tons. Of this volume, purchases from the U.S. Forest Service during this period represented 12 percent. The balance of such purchases was acquired from private lands.

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

PRODUCTS AND COMPETITION

     The Company's principal forest products are timber; lumber products, primarily finished lumber; and residual wood products.

     Timber. Timber harvested from the timberlands is utilized by the Company's sawmills or sold to third parties. The Company's timber sales to third parties accounted for approximately 12 percent, 14 percent, and 16 percent of consolidated net sales in 1996, 1997, and 1998, respectively.

     The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood consuming facilities, and the ability to meet delivery requirements.

     Lumber Products. The Company's sawmills produce a wide variety of products, including dimension lumber, boards, timbers, decking, and secondary manufacturing products such as finger-jointed studs. Lumber is sold primarily to wholesalers and treaters in the South and Midwest and is used in residential construction, roof trusses, laminated beams, and remanufactured items. During 1996, 1997, and 1998, lumber sales as a percentage of consolidated net sales were approximately 55 percent, 57 percent, and 52 percent, respectively.

     The forest products market is highly competitive with respect to price and quality of products. In particular, competition in the commodity-grade lumber market in which the Company competes is primarily based on price. Deltic competes with other publicly-held forest products companies operating in Arkansas, many of which have significantly greater financial resources than the Company, as well as privately-held lumber producers. In addition, Deltic's management expects the Company's products to experience increased competition from engineered wood products and other substitute products. Due to the geographic location of Deltic's timberlands and its high-quality timber, in addition to the Company's active timber management program, strategically located and efficient sawmill operations, and highly motivated workforce; Deltic has been able to compete effectively.

     Chips. The Company's sawmills produce wood chips as by-products of the applicable conversion process. Chips are typically sold to Del-Tin Fiber or to paper mills. During 1998, Deltic's sawmills produced 289,400 tons of wood chips. During 1996, 1997, and 1998, sales of wood chips and other by-products of the Company's sawmills accounted for 11 percent, eight percent, and nine percent, respectively, of Deltic's consolidated net sales. In the future, the Company expects to continue to sell a significant portion of certain of its residual wood products to Del-Tin Fiber for the production of MDF. (See "Growth Strategy".)

REAL ESTATE OPERATIONS

     Deltic's Real Estate operations in Chenal Valley were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time the Company has been developing a 4,800-acre premier upscale planned community, Chenal Valley, centered around a Robert Trent Jones, Jr. designed golf course. The golf course was completed in 1990. The property has been developed in stages and real estate sales to date have consisted primarily of residential lots, with commercial development beginning in 1996.

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

     Commercial development began in 1996 with the construction of a Deltic-owned, 50,000 square-foot office building, approximately one-half of which is leased to a national, financial servicing company. During 1997, commercial sales activity increased, with more than 26 acres sold for multi-family development. However, during 1998, commercial acres sold was approximately eight acres. Site work for a Deltic-owned retail center began in 1997, and in 1998, Deltic began construction of the 35,000-square-foot center which will offer retail space for lease and will be completed during 1999. Construction of Rahling Road, a major connector street that provides access to Chenal Valley's commercial core, began in 1997 and was completed in early 1998. Commercial sites along this street, increased residential development, and additional infrastructure investment are expected to result in increased commercial activity.

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

     A number of factors have added significant value to the undeveloped portion of the Company's property. Such factors include: the overall success of Chenal Valley as a residential development and its image as one of the premier developments in central Arkansas, the continued westward growth of Little Rock, the Company's investment in infrastructure in the area, and the established residential base which is now large enough to support commercial development. Management expects the undeveloped portion of Chenal Valley to provide growth and development opportunities in the future.

     When fully developed, Chenal Valley will include approximately 4,700 residential homesites. To date, 1,350 homesites have been developed and 994 lots sold, with about 850 residences constructed or under construction. Of its 635 total commercial acres, Chenal will offer acreage for office tracts, multi-family development, and retail locations. The development plan supports the area's growing demand for corporate and service-oriented products.

     In addition to Chenal Valley, Deltic is developing Chenal Downs, a 400-acre equestrian development located outside of Chenal Valley being sold in estate-sized lots of approximately five acres each, and Red Oak Ridge, Deltic's first real estate development outside of the Little Rock/Pulaski County area. The first phase of lot sales in Chenal Downs was offered in December, 1997, with 25 of the 44 lots offered sold as of the end of 1998. Red Oak Ridge, located at Hot Springs, Arkansas, is an 800-acre, upscale community designed for residential, resort, or retirement living. The first two neighborhoods in this development, offering a choice of either estate-sized homesites, with many overlooking one of two lakes, or lots in a garden-home neighborhood, were offered for sale in late 1998.

AGRICULTURE OPERATIONS

     Deltic owns 37,000 acres of farmland in northeast Louisiana. Approximately 26,000 acres of the total are farmed by Deltic, while the majority of the remaining 11,000 acres are rented to third parties. Crops grown on Company-farmed acreage in 1998, and planned for 1999, were soybeans and corn.

     The installation of two continuous-flow drying systems in 1997 allowed more than 55 percent of Deltic's 1998 corn production to be dried before delivery to local markets, which meant lower harvest losses and reduced drying charges from grain elevator operators. The purchase of additional new combines allowed Deltic to continue to harvest crops at optimum grain moisture and field conditions, rather than having to rely on the availability of custom harvesters.

SEASONALITY

     The Company's operating segments are subject to variances in financial results due to several seasonal factors. The majority of timber sales are typically generated in the first half of the year due primarily to weather conditions and stronger timber prices. Increased housing starts during the spring usually push lumber prices up and, in turn, can result in higher timber prices. Forestry operations generally incur expenses related to silvicultural treatments which are applied during the fall season to achieve maximum effectiveness. Farming operations generally do not generate significant sales and operating income until crops are harvested and sold in the second half of the year.

BUSINESS SEGMENT DATA

     Information concerning net sales, operating income, and identifiable assets attributable to each of the Company's business segments is set forth in Item 7, "Management's Discussion and Analysis"; and Note 20 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data", of Part II of this report.

DECLINE IN AVAILABILITY OF FEDERAL TIMBER

     Various factors, including environmental and endangered species concerns, have limited, and will likely continue to limit, the amount of timber offered for sale by certain U.S. government agencies, which historically have been major suppliers of timber to the U.S. forest products industry. During 1998, the Company acquired approximately 20 percent of its timber supply for its Ola Mill from federal sources, primarily the Ouachita and Ozark National Forests. Any future decline in the availability of timber from federally-owned lands will require that the Company, in order to supply the Ola Mill, rely more heavily on harvests from the Company's timberlands, including harvests from timberlands acquired in the future to the extent that suitable opportunities arise, and on the acquisition of timber from other sources, such as private timber owners. The Company's Waldo Mill does not currently process any timber acquired from federal sources.

ENVIRONMENTAL MATTERS

     The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, including laws relating to air and water emissions, the use of pesticides and herbicides on the farm and timberlands, regulation of "wetlands", and the protection of endangered species. Environmental legislation and regulations, and the interpretation and enforcement thereof, are expected to become increasingly stringent. The Company has made, and will continue to make, expenditures to comply with such requirements in the ordinary course of its operations. Historically, these expenditures have not been material and the Company expects that this will continue to be the case. Liability under certain environmental regulations may be imposed without regard to fault or the legality of the original actions, and may be joint and several with other responsible parties. As a result, in addition to ongoing compliance costs, the Company may be subject to liability for activities undertaken on its properties prior to its ownership or operation and by third parties, including tenants. The Company currently leases the rights to drill for oil and gas on some of its lands to third parties. Pursuant to these leases, the lessee indemnifies the Company from environmental liability relating to the lessee's operations. Based on its present knowledge, including the fact that the Company is not currently aware of any facts that indicate that the Company will be required to incur any material costs relating to environmental matters, and currently applicable laws and regulations, the Company believes that environmental matters are not likely to have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

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

EMPLOYEES

     As of February 28, 1999, the Company had 500 employees.


ITEM 2.  PROPERTIES

     The Company's properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, purchased stumpage inventory, two sawmills, land held for residential and commercial development and sale, and farmland. As of December 31, 1998, the Company's gross investment in timber and timberlands, gross property, plant, and equipment, and investment in real estate held for development and sale consisted of the following:

          (Thousands of dollars)
          Timberlands                                                $ 54,710
          Fee timber and logging facilities                           129,852
          Purchased stumpage inventory                                 13,210
          Real estate held for development and sale                    27,295
          Land and land improvements                                    8,471
          Buildings and structures                                      8,573
          Machinery and equipment                                      62,949
                                                                     --------
                                                                     $305,060
                                                                     ========

     "Timberlands" consist of the historical cost of land on which fee timber is grown and related land acquisitions stated at acquisition cost. "Fee timber" consists of the historical cost of company standing timber inventory, including capitalized reforestation costs, and related timber acquisitions stated at acquisition cost. "Logging facilities" consist primarily of the costs of roads constructed and other land improvements. "Purchased stumpage inventory" consists of the purchase price paid for unharvested third party timber. "Real estate held for development and sale" consist primarily of the unamortized costs, including amenities, incurred to develop the real estate for sale. "Land and land improvements" consist primarily of the farmland. "Buildings and structures" and "Machinery and equipment" primarily consist of the sawmill buildings and equipment, farming structures and equipment, and a commercial office building held for lease.

     The Company owns all of the properties discussed above. Other than approximately $.4 million of timber notes payable for certain investments in timber and $1.4 million of owner-financed acquisitions of real estate acreage and timberland, the Company's properties are not subject to mortgages or other forms of debt financing. (For further information on the location and type of the Company's properties, see the descriptions of the Company's operations in
Item 1.)

ITEM 3.   LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The age (at January 1, 1999), present corporate office, and length of service in office of each of the Company's executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

     Robert C. Nolan - Age 57; Chairman of the Board effective December 17, 1996. For the past 27 years, Mr. Nolan has been Managing Partner of Munoco Company, an Arkansas partnership principally engaged in the exploration for and production of oil and gas. In addition, Mr. Nolan has over 26 years experience in timberland management.

     Ron L. Pearce - Age 57; President and Chief Executive Officer and a director of the Company effective December 17, 1996. From June 1993 to December 1996, Mr. Pearce was President of Deltic Farm & Timber Co., Inc. ("Deltic Farm & Timber"), the predecessor corporation of the Company. Prior to such time, Mr. Pearce was Manager of Operations and Planning for Deltic Farm & Timber, a position he held beginning in February, 1991.

     Emily R. Evers - Age 48; Controller effective December 31, 1996. From 1989 to December 1996, Ms. Evers was Controller of Deltic Farm & Timber.

     W. Bayless Rowe - Age 46; General Counsel and Secretary effective December 31, 1996. From 1988 to December 1996, Mr. Rowe was Secretary and General Attorney of Murphy Oil Corporation ("Murphy Oil").

     Clefton D. Vaughan - Age 57; Vice President, Finance and Administration and Treasurer effective December 31, 1996. From October 1994 to December 1996, Mr. Vaughan was Vice President of Murphy Oil, a position he also held from 1989 through October 1992. From October 1992 to October 1994, Mr. Vaughan was Vice President of Murphy Exploration & Production Company.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Common Stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol DEL. The following table sets forth the high, low, and ending prices, along with the quarterly dividends declared, for each of the quarters indicated:

                                 Sales Prices/1/                         Dividend per
                            ---------------------------------------
                                 High            Low       Close/2/      Common Share
                            ---------------  ------------  --------      ------------
      1998
          First Quarter           $ 30-1/16     26-1/4      29-5/16            .0625
          Second Quarter          $ 30-1/16     25          25-1/16            .0625
          Third Quarter           $ 25          18          18                 .0625
          Fourth Quarter          $ 24-15/16    18          20-3/8             .0625

      1997
          First Quarter           $ 28-1/2      22-1/4      28-3/8             .0625
          Second Quarter          $ 29-5/16     25          29-5/16            .0625
          Third Quarter           $ 32-7/8      24-15/16    32-11/16           .0625
          Fourth Quarter          $ 32-1/2      26-15/16    27-3/8             .0625

      /1/  Daily closing price.
      /2/  At period end.


     Common stock dividends were declared for each quarter during 1998 and 1997. As of February 28, 1999, there were approximately 3,181 stockholders of record of Deltic's Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 1998:

(Thousands of dollars, except per share amounts)       1998        1997        1996        1995        1994
                                                    ----------  ----------  ----------  ----------  ----------
RESULTS OF OPERATIONS FOR THE YEAR

Net sales.......................................    $ 106,957     104,208      86,498      80,662      92,457
Operating income................................    $  18,278      25,609      17,940      13,343      28,375
Income before income taxes......................    $  13,777      27,252      21,933      15,894      30,576
Net income......................................    $   8,474      16,574      13,161      10,016      18,142
Earnings per Common share*
 Basic..........................................    $     .48        1.29        1.03         N/A         N/A
 Assuming dilution..............................    $     .48        1.29        1.03         N/A         N/A
Cash dividends declared per Common share........    $     .25         .25         N/A         N/A   N/A
Net cash provided/(required) by
 Operating activities...........................    $  26,987      23,917      21,731      16,865      23,894
 Investing activities...........................    $ (85,517)    (37,804)     (6,108)    (16,134)    (23,875)
 Financing activities...........................    $  35,645      26,090        (419)     (1,644)       (101)
Percentage return on
 Average stockholders' equity...................          4.7         9.6         7.8         6.1        12.0
 Average borrowed and invested capital..........          4.3         9.5         7.9         6.2        12.0
 Average total assets...........................          3.5         8.7         7.2         5.7        11.3

CAPITAL EXPENDITURES FOR THE YEAR

 Woodlands......................................    $  59,839      16,380       2,754         563         171
 Mills..........................................        7,918      11,506       2,927       2,149       7,051
 Real Estate....................................       11,531       6,378       6,669       4,638       3,849
 Agriculture....................................          721       1,000         272         245         266
 Corporate......................................          524         574       1,512       1,538          66
                                                    ---------------------------------------------------------
                                                    $  80,533      35,838      14,134       9,133      11,403
                                                    =========================================================
FINANCIAL CONDITION AT YEAR-END

 Working capital................................    $  16,539      37,971      25,758       6,822      11,314
 Current ratio..................................     3.5 to 1    5.9 to 1    5.3 to 1    1.9 to 1    3.4 to 1
 Total assets...................................    $ 272,544     225,375     180,078     185,247     169,373
 Long-term debt.................................    $  45,198       1,093       2,685       2,817         163
 Redeemable preferred stock.....................    $  30,000      30,000           -           -           -
 Stockholders' equity...........................    $ 183,134     179,996     166,708     170,289     160,273
 Long-term debt to stockholders' equity ratio...    .247 to 1   .006 to 1   .016 to 1   .017 to 1   .001 to 1

* 1996 amounts are presented on a pro forma basis. The distribution of the Company's Common Stock did not occur until December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Deltic Timber Corporation ("Deltic" or the "Company") is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. The Company owns approximately 397,000 acres of timberland in Arkansas and north Louisiana. The Company's sawmill operations are located at Ola in central Arkansas (the "Ola Mill") and at Waldo in south Arkansas (the "Waldo Mill"). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas and owns approximately 37,000 acres of farmland in northeast Louisiana. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. ("Del-Tin Fiber"), a joint venture to manufacture and market medium density fiberboard, which began production in April 1998.

     On November 11, 1996, the Board of Directors of Murphy Oil Corporation ("Murphy Oil") declared a dividend payable to holders of record of Murphy Common Stock at the close of business on December 2, 1996 (the "Record Date") of one share of Deltic Common Stock for every 3.5 shares of Murphy Common Stock owned of record on the Record Date. As a result, 100 percent of the outstanding shares of Company Common Stock was distributed to Murphy Oil shareholders on December 31, 1996 (the "Distribution Date"). Prior to the Distribution Date, the Company was operated as part of Murphy Oil. The financial information for the year of 1996, presented herein, reflects a period during which the Company did not operate as an independent company. Such information, therefore, may not necessarily reflect the results of operations or the financial condition of the Company which would have resulted had the Company been an independent, public company during that reporting period, and are not necessarily indicative of the Company's future operating results or financial condition.

     The Company's results of operations are affected primarily by the cyclical supply and demand factors of the forest products industry. Despite strong economic conditions and housing starts in the U.S., the downturn in Asian markets caused the North American lumber market to be oversupplied for much of 1998. Lumber that was normally exported from North America to Asia was redirected to U.S. markets, causing supply to outpace demand and depressing prices. However, demand for timber, as well as timber prices, remained relatively strong during 1998. While beneficial to the Company's Woodlands segment, strong timber prices combined with depressed lumber prices negatively impacted the performance of the Mills segment. Other factors impacting operating results of the Company include interest rates, commodity prices, adverse weather, and general economic conditions.


RESULTS OF OPERATIONS

     Consolidated net income for 1998 was $8.5 million, $.48 a share, compared to $16.6 million, $1.29 a share, for 1997. The decrease was primarily the result of lower operating income from the Company's Mills and Agriculture segments combined with a $4.6 million loss for the Company's share of equity in Del-Tin Fiber's plant start-up costs incurred to-date and operating losses reported since initial production commenced in late April 1998. In 1996, the Company earned $13.2 million, $1.03 a share on a pro forma basis.

     Operating income for 1998 decreased $7.3 million to $18.3 million. The Woodlands segment increased $2.5 million due primarily to a 21 percent increase in pine sawtimber harvest levels, partially offset by a four percent decrease in the average price for pine sawtimber sold. The Company's Mills segment operating results decreased $10.2 million as the result of a $53 per thousand board feet ("MBF") drop in the average lumber sales price and a five percent higher cost of production per MBF sold, which caused a negative margin per MBF. Real Estate operations increased $1.8 million and benefited from a 55 percent increase in the number of residential lots sold. The Agriculture segment decreased $2 million as the result of reduced sales prices for soybeans and corn in 1998, combined with 1997 benefiting from the timing of sales of soybeans grown during 1996.

     In 1997, operating income increased $7.6 million to $25.6 million. The Company's Woodlands operations increased $5.5 million as the result of a 20 percent rise in the average price for pine sawtimber sold coupled with a 21 percent increase in harvest levels of pine sawtimber. The Mills segment results increased $4 million due primarily to an 18 percent increase in average finished lumber sales price. Real Estate operating income increased $1.6 million due primarily to increased commercial sales. The Agriculture segment results were virtually unchanged from 1996. The cost of corporate functions increased $2.9 million.

     In the following table, the Company's net sales and results of operations for the three years ended December 31, 1998 are presented by segment. A review of the information follows the table.

                                  Years Ended December 31,
                                  ------------------------
(Millions of dollars)              1998     1997    1996
                                  -------  ------  -------
Net sales
    Woodlands                      $ 26.6    22.6   16.4
    Mills                            65.8    67.7   57.9
    Real Estate                      15.9    11.6    6.3
    Agriculture                       6.5     9.5   10.6
    Eliminations                     (7.8)   (7.2)  (4.7)
                                   ------   -----   ----
        Net sales                  $107.0   104.2   86.5
                                   ======   =====   ====

Operating income and net income
    Woodlands                      $ 20.5    18.0   12.5
    Mills                            (2.8)    7.4    3.4
    Real Estate                       5.0     3.2    1.6
    Agriculture                        .8     2.8    2.8
    Corporate                        (5.0)   (5.2)  (2.3)
    Eliminations                      (.2)    (.6)     -
                                   ------   -----   ----
        Operating income             18.3    25.6   18.0
Equity in loss of Del-Tin Fiber      (4.6)      -      -
Interest income                       1.1      .7    3.1
Interest expense                     (1.4)    (.4)   (.3)
Other income/(expense)                 .4     1.4    1.2
Income tax expense                   (5.3)  (10.7)  (8.8)
                                   ------   -----   ----
        Net income                 $  8.5    16.6   13.2
                                   ======   =====   ====

   Woodlands

     Net sales for the Company's Woodlands segment totaled $26.6 million in 1998, $22.6 million in 1997, and $16.4 million in 1996. Operating income for this segment was $20.5 million in 1998, $18 million in 1997, and $12.5 million in 1996.

     During 1998, net sales increased $4 million, 18 percent, to $26.6 million. Pine sawtimber sales increased $3.2 million in 1998 which reflects the impact of a $3.8 million increase attributable to higher sales volume, partially offset by a $.7 million decrease due to lower average sales price. The Company harvested 431,600 tons of pine sawtimber in 1998, an increase of 21 percent when compared to 356,500 tons in 1997. The acquisition program, which began during 1996, has added approximately 58,600 acres of timberland and facilitated the increased harvest level. Average sales price for Deltic's pine sawtimber was $51 per ton in 1998 versus $53 per ton in 1997, a decrease of four percent. Pine pulpwood sales increased $.9 million due to increased harvest levels as the Company thinned its maturing pine plantations. Sales of hardwood sawtimber decreased $.3 million from $1.4 million primarily as the result of a decrease in sales price. Other net sales for Woodlands increased slightly.

     Net sales in 1997 increased $6.2 million, 38 percent, to $22.6 million. Sales of pine sawtimber increased $5.9 million over 1996 which reflects an increase of $3.3 million attributable to higher sales volume coupled with a $2.6 million increase due to higher average sales price. The Company increased harvest levels of pine sawtimber from 294,100 tons in 1996 to 356,500 tons in 1997, an increase of 21 percent. Deltic's average sales price for pine sawtimber increased 20 percent, $53 per ton in 1997 compared to $44 per ton in 1996. The increase in the price of pine sawtimber was the result of strong demand caused by the high level of regional lumber production. Pine pulpwood and hardwood sales increased $.5 million in 1997 due to higher volume and sales price. Other net sales decreased $.2 million in 1997.

     Operating income of $20.5 million for 1998 was $2.5 million more than in 1997 due primarily to the increase in net sales discussed above. The cost of fee timber harvested increased $.8 million in 1998 due to an increase in timber harvested and to higher depletion rates which are the result of acquiring timberland. An increase in cull timber release expense of $.3 million resulted from the increase in the Company's timberland acreage.

     In 1997, operating income increased $5.5 million to $18 million as the result of increased net sales, partially offset by an increase of $.3 million in the cost of fee timber harvested and a $.3 million increase in cull timber release expense.

   Mills

     Net sales for the Company's Mills segment were $65.8 million in 1998, compared to $67.7 million in 1997 and $57.9 million in 1996. An operating loss of $2.8 million was recorded in 1998, while operating income was $7.4 million in 1997 and $3.4 million in 1996.

     In 1998, net sales decreased $1.9 million to $65.8 million. Although finished lumber sales volume increased nine percent to 162.2 million board feet ("MMBF") in 1998, a $53 per MBF decrease in average sales price to $343 per MBF caused a decrease in net sales of $3.5 million. Sawmill residual product sales increased $1.1 million in 1998. During 1998, the Company recorded a $.5 million settlement of the business interruption claim filed as a result of a fire at the Ola Mill during 1997.

     During 1997, net sales for this segment totaled $67.7 million, an increase of $9.8 million. Finished lumber sales increased $11.2 million due to an $8.8 million increase which resulted from higher average sales price and a $2.4 million increase from greater sales volume. In 1997, average sales price for finished lumber was $396 per MBF, an 18 percent increase when compared to $335 per MBF in 1996. The Company's sawmills experienced a four percent increase in finished lumber sales volume, from 143.4 MMBF in 1996 to 149.4 MMBF in 1997. Residual product sales declined by $1.4 million.

     A loss from operations of $2.8 million during 1998 compared to operating income of $7.4 million in 1997. The decrease was primarily the result of the drop in net sales combined with a five percent increase in the cost of production per MBF sold, partially offset by the previously mentioned business interruption claim settled during 1998. The increase in the cost of lumber produced resulted from increases in log cost and depreciation expense.

     Operating income of $7.4 million for 1997 was $4 million more than for 1996, primarily attributable to a $61 per MBF increase in sales price to $396 per MBF coupled with a four percent increase in finished lumber sales volume, partially offset by a 17 percent increase in the cost of logs used in the Company's sawmills.

   Real Estate

     The Company's Real Estate operations generated net sales of $15.9 million in 1998, $11.6 million in 1997, and $6.3 million in 1996. Operating income for this segment totaled $5 million in 1998, $3.2 million in 1997, and $1.6 million in 1996.

     Net sales in 1998 increased $4.3 million, 37 percent, from $11.6 million in 1997. Residential lot sales increased by 62 lots to 175, with the average sales price up six percent over 1997, from $52,400 per lot to $55,600. During 1998, 325 lots were developed and offered for sale in Chenal Valley in west Little Rock, Arkansas, and in Red Oak Ridge near Hot Springs, Arkansas. Sales of approximately 96 acres of undeveloped real estate acreage for $.6 million in 1998 compares to the sale of 9.5 acres for $.2 million during 1997. Commercial sales revenue decreased $1.1 million due to the sale of approximately 26 acres at an average price per acre of $90,900 in 1997, which compares to sales of about eight acres for $158,000 per acre in 1998. Net sales from the Company's Chenal Country Club operation were $3.3 million for 1998 versus $2.3 million for the eight months of 1997 following the acquisition of the Club by Deltic. Operating income for the Real Estate segment increased $1.8 million to $5 million due primarily to a $1.9 million increase in the margin realized on sales of real estate in 1998.

     In 1997, Real Estate operations generated net sales of $11.6 million, $5.3 million more than in 1996. Sales of residential and commercial property increased $2.6 million. The sale of residential lots increased 19 percent, from 95 lots in 1996 to 113 lots in 1997, with a slight decrease in average sales price from $55,400 to $52,400. During 1997, 149 lots were developed and offered for sale in Bayonne Place; DuQuesne Place, Chenal Valley's newest neighborhood which was priced to enter a new segment of the market; and Chenal Downs, a 400-acre equestrian development located outside of Chenal Valley. Two commercial sites were sold in 1997 for multi-family developments and totaled 26.4 acres at an average price per acre of $90,900, which compares to a 2.1-acre tract for $199,500 per acre in 1996. On May 1, 1997, the Company acquired Chenal Country Club, Inc., a newly-formed entity that operates the Club amenity around which Chenal Valley is centered. The acquisition was accomplished by exchanging a $5.6 million interest-bearing receivable from the club membership, which was previously held by Deltic, for an investment in the newly-formed subsidiary. Chenal Country Club, Inc.'s financial results included net sales of $2.3 million and cost of sales totaling $2.1 million. The cost of the clubhouse and golf course facilities acquired is being accounted for as an additional amenity for the Chenal Valley development. Real Estate operating income of $3.2 million for 1997 increased $1.6 million when compared to 1996, due primarily to the same factors impacting net sales.

   Agriculture

     Deltic's Agriculture segment recorded net sales of $6.5 million during 1998, compared to $9.5 million in 1997 and $10.6 million in 1996. Operating income totaled $.8 million in 1998, and $2.8 million in both 1997 and 1996.

     During 1998, net sales of $6.5 million decreased $3 million from 1997. The decrease was the result of lower commodity prices and soybean yields, combined with the prior year benefiting from the sale of products which were grown during 1996. Operating income of $.8 million was down $2 million from 1997 and was negatively impacted by an increase in harvesting costs for corn due to an outbreak of Aflatoxin, a toxin-producing fungus, in addition to lower net sales discussed earlier. In 1998, soybean yields per acre decreased nine percent and the sales price was 19 percent lower than in 1997. Although corn yields per acre increased four percent, sales prices were down ten percent in 1998.

     Agriculture operations contributed $9.5 million in net sales during 1997, down $1.1 million from 1996. This decrease was primarily due to a 43 percent reduction in cotton production volume in 1997 compared to 1996, which resulted from diverting about 2,000 acres from cotton production to other crops. Although revenue decreased in 1997, a corresponding reduction in crop costs was achieved. Operating income of $2.8 million in 1997 was essentially unchanged from 1996. In 1997, crop yields per acre for cotton and wheat increased 19 percent and 25 percent, respectively, while per acre yields for soybeans and corn decreased nine percent and four percent.

   Corporate

     Corporate operating expense was $5 million in 1998, $5.2 million in 1997, and $2.3 million in 1996. During 1998, the Company's general and administrative expenses decreased $.4 million. These expenses increased $2.7 million in 1997 due to higher expenses incurred as an independent, public company. The cost of certain administrative and financial services provided by Murphy Oil, Deltic's parent prior to spin-off, was included in general and administrative expenses and totaled $.5 million in 1997 and $1.3 million in 1996. These services were provided by Murphy Oil through June 30, 1997.

   Equity in Del-Tin Fiber

     In 1998, the Company recorded equity in the loss of Del-Tin Fiber totaling $4.6 million, which included plant start-up costs incurred to-date and operating losses reported since initial production began in late April 1998.

   Interest Income/Expense

     Interest income during 1998 was $1.1 million, compared to $.7 million in 1997 and $3.1 million in 1996. The $2.4 million decrease in 1997 was due primarily to settlement of an interest-bearing receivable from Murphy Oil. Deltic's interest income from this receivable was $2.4 million in 1996. In 1998, interest expense was $1.4 million, versus $.4 million in 1997 and $.3 million in 1996. The increase of $1 million during 1998 was due primarily to increased borrowings required for Deltic's land acquisition program.

   Other Income

     Other income was $.4 million in 1998, $1.4 million in 1997, and $1.2 million in 1996. During 1997, the Company realized a $1.2 million gain on settlement of a physical damage insurance claim which was the result of a fire that destroyed the Ola Mill lumber planer. A $.7 million gain on the sale of approximately 3,200 acres of Arkansas farmland was recorded during 1996.

   Income Tax Expense

     The Company's income tax expense was $5.3 million for 1998, $10.7 million for 1997, and $8.8 million for 1996. The effective income tax rate was 38 percent, 39 percent, and 40 percent in 1998, 1997, and 1996, respectively. The Company's income tax expense declined $5.4 million, from $10.7 million in 1997, primarily due to lower pretax earnings. The increase in income tax expense of $1.9 million in 1997 was due to similar increases in pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flows and Capital Expenditures

     Net cash provided by operating activities was $27 million in 1998, compared to $23.9 million in 1997 and $21.7 million in 1996. Changes in operating working capital, other than cash and cash equivalents, required cash of $.2 million in 1998 and $.5 million in 1997, but provided cash of $.6 million in 1996. The Company's accompanying Consolidated Statements of Cash Flows identify other differences between net income and cash provided by operating activities for each of those years.

     Capital expenditures required cash of $80.1 million in 1998, $35.7 million in 1997, and $14.1 million in 1996. Other owner-financed capital expenditures, not requiring cash, included timberland acquisitions of $.4 million in 1998 and $.1 million in 1997. Total capital expenditures are presented by segment in the following table for the years ended December 31, 1998, 1997, and 1996.

(Millions of dollars)                    1998   1997   1996
                                         ----   ----   ----
    Woodlands                           $59.9   16.4    2.7
    Mills                                 7.9   11.5    2.9
    Real Estate                          11.5    6.4    6.7
    Agriculture                            .7    1.0     .3
    Corporate                              .5     .5    1.5
                                        -----   ----   ----
        Total capital expenditures       80.5   35.8   14.1
    Owner-financed expenditures           (.4)   (.1)     -
                                        -----   ----   ----
        Expenditures requiring cash     $80.1   35.7   14.1
                                        =====   ====   ====

     Woodlands capital expenditures included timberland acquisitions of approximately 30,400 acres at a cost of $59.1 million in 1998, approximately 25,100 acres at a cost of $15.9 million in 1997, and approximately 3,100 acres at a cost of $2.5 million in 1996. Reforestation site preparation and planting required expenditures of $.4 million in 1998, $.2 million in 1997, and $.1 million in 1996.

     During 1998, $3.5 million was expended for the Ola Mill's planer upgrade. The installation of a new boiler system and an additional kiln, which will increase drying capacity by 30 million board feet annually, required expenditures of $1.6 million in 1998 and $3 million in 1997. A small log processing deck, which has enabled the mill to extract small diameter logs from pulpwood to facilitate log supply and reduce log cost, required expenditures of $.4 million in 1998 and $1.4 million in 1997. In 1996, $.7 million was expended to expand the lumber sorting system. At the Waldo Mill, $.5 million was expended in 1998 and $1.6 million in 1997 to install a new secondary manufacturing operation, which has expanded the Mill's product mix to include products such as finger-jointed studs. The Waldo Mill's planer upgrade required capital expenditures of $4.1 million in 1997 and $1.4 million in 1996.

     Capital expenditures for Real Estate operations related to cost of lot development were $5.1 million in 1998, $2.1 million in 1997, and $.4 million in 1996. Commercial development expenditures included $.4 million in 1998 for site work for outparcel sites adjacent to the Company's 35,000-square-foot retail center for which construction is planned to be completed during 1999, $.6 million in 1997 for site work for the retail center, and $4.5 million in 1996 for construction of a 50,000-square-foot office building which the Company offers for lease. In 1998, infrastructure construction totaled $.8 million, compared to $1.3 million in 1997 and $.4 million in 1996. An expansion of the clubhouse at Chenal Country Club required capital expenditures of $3 million in 1998 and $.6 million in 1997. Other expenditures were primarily for various amenity improvements.

     Agriculture expenditures included $.4 million in both 1998 and 1997 for purchase of harvesting combines. In 1997, two continuous-flow drying systems were installed for $.4 million. Other capital requirements were mainly for replacement of various machinery and equipment.

     Corporate operations had capital expenditures for purchases of additional investment in a consolidated entity of $.4 million in 1998 and $.9 million in 1996. Expenditures for 1997 of $.5 million were primarily for the purchase of office furniture and computer equipment, including software, required when the Company's offices were relocated after being spun off from Murphy Oil.

     At December 31, 1998, the Company had commitments of $12.3 million for capital projects in progress, including $3.7 million for improvements at the Ola Mill and $7.9 million related to residential lot and commercial development, infrastructure construction, and amenity improvements at the Company's real estate developments. The Ola Mill's commitments consisted of $1.9 million for an edger and edger optimizer, $1.3 million for completion of a planer upgrade, and $.5 million for sawmill building improvements.

     The net change in purchased stumpage inventory required cash of $2.7 million in 1998 and $2.9 million in 1997, and provided cash of $2.8 million in 1996. Proceeds from the sales of assets provided $.4 million in 1998; $1.4 million in 1997, due primarily to the involuntary conversion of the Ola Mill's planer which was destroyed by fire; and $2.9 million in 1996, primarily from the sale of approximately 3,200 acres of Arkansas farmland. In 1996, as part of the spin-off of the Company by Murphy Oil, the Company received a $17.2 million cash payment from Murphy Oil in partial settlement of its receivable from Murphy Oil. Prior to the spin-off, the Company remitted to Murphy Oil cash funds generated in excess of its daily requirements. As a result, the receivable had increased by $7.9 million in 1996. Also, in connection with the spin-off, the Company recorded an $18.8 million noncash dividend to Murphy Oil which reduced the outstanding balance of the receivable. (Refer to Note 2 to the consolidated financial statements.) The Company advanced to Del-Tin Fiber $9.6 million, $1 million, and $6.8 million in 1998, 1997, and 1996, respectively. In December 1998, Del-Tin Fiber repaid $5.6 million of previous advances when project financing for the facility was obtained. In conjunction with this repayment, the remaining outstanding advances receivable amount was deemed to be a capital contribution to the joint venture.

     During 1998, the Company borrowed $48 million under its revolving credit facility, primarily to finance timberland acquisitions. (Refer to Note 9 to the consolidated financial statements.) Upon issuance of $40 million of privately-placed, fixed-interest rate, long-term senior notes with a financial institution on December 18, 1998, the Company used the proceeds, net of $1.3 million in prepaid interest and debt issuance costs, to make repayment against its revolving facility. In addition, $3 million of the repayment received from Del-Tin Fiber was applied to the revolving facility commitment. During 1997, the Company issued 600,000 shares of Redeemable Preferred Stock, proceeds of which were $29.6 million, net of issuance costs. (Refer to Note 10 to the consolidated financial statements.) In addition, borrowings under Deltic's revolving facility in 1997 provided $3 million, which were also repaid during the year. Cash required to repay long-term debt arising from installment payments on notes used to finance a portion of the Company's timber requirements amounted to $1.8 million in both 1998 and 1997, and $.4 million in 1996. The Company paid dividends on Common Stock of $3.2 million in both 1998 and 1997. During 1998, cash required to pay Preferred Stock dividends totaled $2.3 million.

   Financial Condition

     Year-end working capital totaled $16.5 million in 1998 and $38 million in 1997. Cash and cash equivalents at the end of 1998 were $8.2 million, compared to $31 million at the end of 1997. The reduction for 1998 was primarily attributable to the amount by which capital expenditures for the year exceeded net borrowings during the year. During 1998, indebtedness of the Company increased

$43.5 million. The Company's working capital ratio at December 31, 1998, was 3.5 to 1, compared to 5.9 to 1 at the end of 1997.

   Liquidity

     The primary sources of the Company's liquidity are internally generated funds, access to outside financing, and working capital. The Company's current strategy for growth continues to emphasize a significant timberland acquisition program, which has facilitated an increase in harvest levels, as it is expanding lumber production and entering the engineered wood products market through its interest in Del-Tin Fiber.

     To facilitate these growth plans, the Company has an agreement with a group of banks which provides a revolving credit facility totaling $100 million. The agreement will expire on December 31, 2001. As of December 31, 1998, $95 million was available under this facility. Current financing arrangements are set forth in Note 9 to the consolidated financial statements. Due to the amount available under its credit facility, combined with successfully obtaining $40 million of privately-placed debt at terms acceptable to the Company, Deltic does not currently anticipate filing the Common Stock shelf registration with the Securities and Exchange Commission which was mentioned in the Company's 1997 Form 10-K.

     On January 14, 1999, the Company's Board of Directors authorized a stock repurchase program through which the Company's management has approval to purchase up to $10 million of Common Stock, initially. Under the program, the Company can purchase shares through the open market and privately negotiated transactions at prices deemed appropriate by management, utilizing cash provided by operations and/or from its credit facility.

     Deltic's management believes that the remaining amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company's continued timberland acquisition and authorized Common Stock repurchase programs, for the foreseeable future.


OTHER MATTERS

   Impact of Inflation

     General inflation has not had a significant effect on the Company's operating results during the three years ended December 31, 1998. The Company's timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy and long-term interest rates.

   Market Risk

     Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does enter into financial instruments to manage and reduce the impact of changes in interest rates. The counterparties in these financial instruments are normally major financial institutions. Deltic held various financial instruments at December 31, 1998 and 1997, consisting of financial assets and liabilities reported in the Company's

Consolidated Balance Sheets and off-balance sheet exposures resulting from letters of credit issued by Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to Note 13 to the consolidated financial statements.)

     Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments' fair value, but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company's long-term debt, including current maturities; Redeemable Preferred Stock; and letters of credit at December 31, 1998, were $46.2 million, $31.2 million, and $3.5 million, respectively.

     A one percentage-point increase in prevailing interest rates would result in decreases in the estimated fair value of long-term debt of $4 million and Redeemable Preferred Stock of $1.2 million, while the fair value of the Company's letters of credit would be unchanged. Initial fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for 1999 resulting from a one percentage-point increase in interest rates would be approximately $35 thousand, holding other variables constant.

     Foreign-Exchange Rate Risk - The Company currently has no exposure to foreign-exchange rate risk because all of its financial instruments are denominated in U.S. dollars.

     Commodity Price Risk - The Company has no financial instruments subject to commodity price risk.

     Equity Security Price Risk - None of the Company's financial instruments have potential exposure to equity security price risk.

     The preceding discussion of the Company's estimated fair value of its financial instruments and the sensitivity analyses resulting from hypothetical changes in interest rates are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the Company's current expectations and involve uncertainties. These forward-looking market risk disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects which could impact Deltic's business as a result of changes in interest rates, foreign-exchange rates, commodity prices, or equity security prices.

   Impact of Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters for fiscal years beginning after June 15, 1999 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities, measured at fair value, in the statement of financial position. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met, where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings, thus creating an offset. If the derivative is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income, as defined by SFAS 130, Reporting Comprehensive Income. The impact of SFAS 133 on the Company's financial statements when adopted, if any, will depend on a variety of factors, including future interpretive guidance from the FASB, the level of utilization of derivative instruments, the types of hedging instruments used, and the effectiveness of any such instruments. However, the Company's management does not believe the effect of adopting SFAS 133 will be material to its financial position or results of operations, based on the Company's current level of derivative and hedging activities.

   Year 2000 Issue

     The Year 2000 issue is the known inability of a significant percentage of the world's computers, application software, and embedded semiconductor chips to cope with the change of the year from 1999 to 2000. As a result, some systems could fail to operate or produce incorrect results.

     The Year 2000 problem, if not corrected, would affect computers, software, and other equipment used by the Company, as well as those used by its suppliers, customers, banks, etc. Accordingly, Deltic has assessed the potential impact of, and the costs of remediating, the Year 2000 problem for its internal systems and operational facilities' systems and equipment.

     The Company's business is substantially dependent upon the operation of computer systems, and as such, Deltic has established a Year 2000 Committee which is made up of managers from its corporate and operational areas. The Committee was created pursuant to the direction of the Company's Board of Directors and has the involvement of executive management, with top priority given to its objectives.

     The Company has essentially completed the process of identifying the computers, application software, and related equipment that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. The Company has commenced the process of modifying or upgrading systems which have been assessed as affected by the Year 2000 problem. For critical internal computerized systems, the Company expects to complete this process by the end of the first quarter of 1999. For remaining major systems and equipment, including those at operational facilities, the Company anticipates the completion of any modifications or upgrades required no later than the third quarter of 1999. To-date, the Company has not incurred significant costs for these modifications since most have been provided by the supplier at no or minimal cost to Deltic. Therefore, the cost related to the Year 2000 Issue incurred by the Company for its internal systems and facilities is not expected to be material.

     In addition to computers and related equipment, the Year 2000 Committee has completed the assessment of the potential impact of the Year 2000 problem for its equipment such as fax machines, copiers, telephone and security systems, and other common devices potentially impacted by the Year 2000 problem. As of December 31, 1998, all of this equipment has been determined to be Year 2000 compliant.

     The Company has initiated communications with third-party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company, including those at its operational facilities, to identify and, to the extent possible, resolve issues involving the Year 2000 problem. Since the Company has limited or no control over the actions of these suppliers, there can be no assurance that these suppliers will resolve all Year 2000 problems, whether currently known or not, or that the Company will be able to obtain replacement suppliers, before the occurrence of a material disruption to the business of the Company.

     In addition, the Company has issued written communication to all of its suppliers and significant customers in order to attempt to obtain the status of their Year 2000 compliance. To-date, the majority of these suppliers and customers have responded to such communications and have indicated that they have either already achieved Year 2000 compliance or expect to be able to do so prior to December 31, 1999. However, the Company can give no assurance that its suppliers or customers will not be materially impacted by the Year 2000 issue. In addition, the Company can give no assurance that failure by its suppliers and customers to achieve Year 2000 compliance will not have a significant impact on the Company's business. However, Deltic intends to continue follow-up communications with critical suppliers and customers.

     At this time, the Company is currently developing a contingency plan which would be implemented in the event that efforts to identify and correct Year 2000 problems are not effective. As the Company's assessment of its Year 2000 compliance is nearer to completion, the Company's Year 2000 Committee currently plans to finalize contingency plans for any systems or facilities for which Year 2000 compliance is not reasonably certain.

     The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are "forward-looking statements" within the meaning of the federal securities laws. Such statements reflect the Company's current expectations and involve risks and uncertainties. Actual results could differ materially from those included in such forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

   Environmental Matters

     Deltic is committed to protecting the environment and has certain obligations based on federal, state, and local laws for the protection of the environment. Costs of compliance through 1998 have not been material and the Company's management currently has no reason to believe that such costs will become material for the foreseeable future.


OUTLOOK

     Pine sawtimber harvested from the Company's fee lands is projected to increase annually through 2000, depending on the Company's ability to increase timber inventory through growth and timberland acquisitions. Lumber production is also projected to increase over this period, as the Company continues to increase the capacity of its manufacturing facilities. Based on continued growth in west Little Rock, Arkansas, the Company expects the number of residential lots and commercial acres sold to increase, barring declines in economic growth or housing starts in central Arkansas. Agriculture operations intend to plant soybeans and corn in 1999, with results subject to a number of factors including weather conditions, insect infestation, crop disease, and price fluctuations. The Company expects medium density fiberboard production and sales at Del-Tin Fiber to increase significantly in 1999, as capacity utilization increases following the plant's start-up in April 1998.

     The Company's capital expenditure budget for the year of 1999 was prepared during the fall of 1998 and provides for expenditures of $38.6 million. The Woodlands capital budget includes $12.2 million for timberland acquisitions, which will be dependent on the availability of acreage at prices which meet the Company's criterion for timber stocking, growth potential, site index, and location. Sawmill projects are expected to require $9 million during 1999. The Ola Mill will complete installation of an edger system and planermill in early 1999. At the Company's Waldo Mill, the existing log deck system will be optimized, which allows scanning of an entire log prior to cutting to length. This project is expected to improve recovery and increase mill output by five million board feet annually. Depending on market conditions, expenditures for residential lot developments in the amount of $3.2 million are projected to add over 130 lots to available inventory. Commercial real estate development and infrastructure construction is estimated at $5.1 million and includes construction of a retail center in "The Village at Rahling Road", located in Chenal Valley. Golf course and clubhouse expansion projects are estimated to require capital expenditures of $2.8 million. Replacements of machinery and equipment for the Agriculture segment are anticipated to require $.5 million. Capital and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company's estimated cash flows from operations, borrowings under credit facilities, or general economic conditions.

     Certain statements contained in this report that are not historical in nature constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "intends", "plans", "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements reflect the Company's current expectations and involve certain risks and uncertainties, including those disclosed elsewhere in this report. Therefore, actual results could differ materially from those included in such forward-looking statements.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Information with respect to quantitative and qualitative disclosures about market risk of the Company is set forth under the caption "Other Matters - Market Risk" in Item 7 of Part II of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1998 and 1997
                         ---------------------------------
                             (Thousands of dollars)

                                                                 1998         1997
                                                           ----------      -------
Assets
 Current assets
   Cash and cash equivalents                                 $  8,160       31,045
   Trade accounts receivable - net                              3,995        3,772
   Other receivables                                            1,328          297
   Inventories                                                  5,851        8,595
   Prepaid expenses and other current assets                    3,882        2,060
                                                             --------      -------
     Total current assets                                      23,216       45,769

 Investment in real estate held for development and sale       27,295       20,365
 Investment in and advances to Del-Tin Fiber                    6,699        7,383
 Timber and timberlands - net                                 166,588      108,206
 Property, plant, and equipment - net                          44,104       39,646
 Deferred charges and other assets                              4,642        4,006
                                                             --------      -------

     Total assets                                            $272,544      225,375
                                                             ========      =======

Liabilities and Stockholders' Equity
 Current liabilities
   Current maturities of long-term debt                      $    990        1,801
   Notes payable                                                  387          192
   Trade accounts payable                                       2,164        2,542
   Accrued taxes other than income taxes                        1,025          979
   Bank overdraft                                                 817        1,479
   Other accrued liabilities                                    1,294          805
                                                             --------      -------
     Total current liabilities                                  6,677        7,798

 Long-term debt                                                45,198        1,093
 Deferred credits and other noncurrent liabilities              7,535        6,488
 Redeemable preferred stock                                    30,000       30,000
 Stockholders' equity
   Preferred stock                                                  -            -
   Common stock                                                   128          128
   Capital in excess of par value                              68,808       68,372
   Retained earnings                                          114,498      111,496
   Unamortized restricted stock awards                           (300)           -
                                                             --------      -------
     Total stockholders' equity                               183,134      179,996
                                                             --------      -------

     Total liabilities and stockholders' equity              $272,544      225,375
                                                             ========      =======


See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                       Consolidated Statements of Income
             For the Years Ended December 31, 1998, 1997, and 1996
             -----------------------------------------------------
                (Thousands of dollars, except per share amounts)

                                                      1998      1997     1996
                                                  --------   -------   ------
Net sales                                         $106,957   104,208   86,498
                                                  --------   -------   ------

Costs and expenses
 Cost of sales                                      75,656    67,625   61,076
 Depreciation, amortization, and
   cost of fee timber harvested                      7,331     4,912    4,109
 General and administrative expenses                 5,692     6,062    3,373
                                                  --------   -------   ------

   Total costs and expenses                         88,679    78,599   68,558
                                                  --------   -------   ------

   Operating income                                 18,278    25,609   17,940

Equity in loss of Del-Tin Fiber                     (4,657)        -        -
Interest income                                      1,122       646    3,070
Interest expense                                    (1,387)     (370)    (284)
Other income/(expense)                                 421     1,367    1,207
                                                  --------   -------   ------

Income before income taxes                          13,777    27,252   21,933

Income taxes                                        (5,303)  (10,678)  (8,772)
                                                  --------   -------   ------

   Net income                                     $  8,474    16,574   13,161
                                                  ========   =======   ======

Earnings per Common share*
 Basic                                            $    .48      1.29     1.03
                                                  ========   =======   ======
 Assuming dilution                                $    .48      1.29     1.03
                                                  ========   =======   ======

Dividends declared per Common share               $    .25       .25      N/A
                                                  ========   =======   ======

Average Common shares outstanding (thousands)*      12,812    12,798   12,798
                                                  ========   =======   ======



* 1996 amounts are presented on a pro forma basis. The distribution of the Company's Common Stock did not occur until December 31, 1996.


See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             For the Years Ended December 31, 1998, 1997, and 1996
             -----------------------------------------------------
                            (Thousands of dollars)


                                                                                1998               1997               1996
                                                                            --------           --------           --------
Operating activities
    Net income                                                              $  8,474             16,574             13,161
    Adjustments to reconcile above income to
      net cash provided/(required) by operating activities
       Depreciation, amortization, and cost of
         fee timber harvested                                                  7,331              4,912              4,109
       Deferred and noncurrent income taxes                                    1,255                (65)                52
       (Gains)/losses from sales of assets                                       (77)            (1,449)              (844)
       Real estate costs recovered upon sale                                   4,993              3,732              2,942
       Equity in loss of Del-Tin Fiber                                         4,657                  -                  -
       (Increase)/decrease in operating working
         capital other than cash and cash equivalents                           (184)              (503)               610
       Other                                                                     538                716              1,701
                                                                            --------           --------           --------
          Net cash provided/(required) by operating activities                26,987             23,917             21,731
                                                                            --------           --------           --------

Investing activities
    Capital expenditures requiring cash                                      (80,124)           (35,729)           (14,134)
    Net change in purchased stumpage inventory                                (2,665)            (2,924)             2,781
    Proceeds from sales of assets                                                374              1,359              2,850
    Net (additions)/reductions to noncurrent receivable
      from Murphy Oil                                                              -                  -             10,938
    Investment in and advances to Del-Tin Fiber - net                         (3,860)              (299)            (6,811)
    Other - net                                                                  758                469               (205)
                                                                            --------           --------           --------
          Net cash provided/(required) by investing activities               (85,517)           (37,124)            (4,581)
                                                                            --------           --------           --------

Financing activities
    Proceeds from issuance of Redeemable Preferred
      Stock, net of issuance cost of $395                                          -             29,605                  -
    Proceeds from long-term borrowings                                        88,072              3,000                  -
    Repayments of long-term debt                                             (44,993)            (4,794)              (419)
    Prepaid interest and debt issuance costs -
      long-term borrowings                                                    (1,307)                 -                  -
    Increase/(decrease) in bank overdraft                                       (662)             1,479                  -
    Preferred Stock dividends paid                                            (2,262)                 -                  -
    Common Stock dividends paid                                               (3,203)            (3,200)                 -
                                                                            --------            -------           --------
          Net cash provided/(required) by financing activities                35,645             26,090               (419)
                                                                            --------            -------           --------

Net increase/(decrease) in cash and cash equivalents                         (22,885)            12,883             16,731
Cash and cash equivalents at beginning of year                                31,045             18,162              1,431
                                                                            --------            -------           --------

Cash and cash equivalents at end of year                                    $  8,160             31,045             18,162
                                                                            ========            =======            =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
             For the Years Ended December 31, 1998, 1997, and 1996
             -----------------------------------------------------
                             (Thousands of dollars)

                                                                1998      1997      1996
                                                            --------   -------   -------
Cumulative Preferred Stock - $.01 par, authorized
 20,000,000 shares, 600,000 shares issued as
 Redeemable Preferred Stock at end of year
 (See Note 10 - Redeemable Preferred Stock)                 $      -         -         -
                                                            --------   -------   -------

Common Stock - $.01 par, authorized 50,000,000
 shares; 12,813,879, 12,798,323, and 12,798,323
 shares issued at end of 1998, 1997, and 1996,
 respectively                                                    128       128       128
                                                            --------   -------   -------

Capital in excess of par value
 Balance at beginning of year                                 68,372    68,372    66,301
 Capital contributions by Murphy Oil for administrative
   and financial services, net of tax                              -         -       384
 Transfer of prepaid retirement and accrued
   postretirement benefit obligation from Murphy Oil
   at spin-off, net of tax                                         -         -     1,687
 Exercise of stock options                                        58         -         -
 Restricted stock awards                                         378         -         -
                                                            --------   -------   -------
 Balance at end of year                                       68,808    68,372    68,372
                                                            --------   -------   -------

Retained earnings
 Balance at beginning of year                                111,496    98,208   103,860
 Net income                                                    8,474    16,574    13,161
 Preferred Stock dividends accrued                            (2,269)      (86)        -
 Common Stock dividends declared, $.25 per share              (3,203)   (3,200)        -
 Noncash dividends to Murphy Oil                                   -         -   (18,813)
                                                            --------   -------   -------
 Balance at end of year                                      114,498   111,496    98,208
                                                            --------   -------   -------

Unamortized restricted stock awards
 Balance at beginning of year                                      -         -         -
 Stock awards                                                   (378)        -         -
 Amortization to expense                                          78         -         -
                                                            --------   -------   -------
 Balance at end of year                                         (300)        -         -
                                                            --------   -------   -------

Total stockholders' equity                                  $183,134   179,996   166,708
                                                            ========   =======   =======


See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


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

    Allowance for Doubtful Accounts -- The Company provides an allowance for doubtful accounts based on a review of the specific receivables outstanding. At December 31, 1998 and 1997, the balance in the allowance account was $189,000 and $95,000, respectively.

    Inventories -- Inventories of logs, lumber, agricultural products, and supplies are stated at the lower of cost or market, primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead.

    Investment in Real Estate Held for Development and Sale -- Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities, less amounts charged to cost of sales. These costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company's three development areas, Chenal Valley, Chenal Downs, and Red Oak Ridge, are allocated to neighborhoods over the entire respective development area.

    Investment in Del-Tin Fiber -- Investment in Del-Tin Fiber L.L.C. ("Del-Tin
       Fiber"), the 50 percent- owned limited liability company, is carried at cost and is being adjusted for the Company's proportionate share of its undistributed earnings or losses.

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

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


    Property, Plant, and Equipment -- Property, plant, and equipment is stated at cost less accumulated depreciation. Depreciation of buildings, equipment, and other depreciable assets is primarily determined by using the straight-line method. Property, plant, and equipment assets are evaluated for possible impairment on a specific asset basis or in groups of similar assets, as applicable. Expenditures that substantially improve and/or increase the useful life of facilities and equipment are capitalized. Maintenance and repair costs are expensed as incurred. Gains and losses on disposals or retirements are included in income as they occur.

    Revenue Recognition -- Revenue from the sale of lumber, wood by-products, and agricultural commodities is generally recorded at the time of shipment. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser. Revenue from intersegment timber sales is recorded when the timber is harvested; such intersegment sales, which are made at market prices, are eliminated in the consolidated financial statements. Revenue from real estate sales is recorded when the sale is closed and legal title is transferred.

    Income Taxes -- The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, and is measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

       The Company was included in the consolidated federal tax return of Murphy Oil Corporation ("Murphy Oil"), Deltic's parent prior to its spin-off, for the 1996 period for which income statements are presented; however, for financial accounting purposes, federal income tax has been computed and recorded as if the Company filed a separate federal income tax return. Deltic filed its initial separate federal income tax return for the year of 1997.

    Pensions and Other Postretirement Benefits -- Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The provisions of SFAS 132 revise employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. (For details of required disclosures, see Note 15 - Employee and Retiree Benefits.)

    Stock-Based Compensation -- The Company applies the accounting measurement provisions of Accounting Principles Board Opinion ("APB") 25 to account for stock-based compensation. Cost of options granted are accrued over applicable vesting periods and adjusted for subsequent changes in the market value per share of the Company's Common Stock.

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

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


       inventory can either be a source or use of funds in the Company's Consolidated Statements of Cash Flows.

    Earnings per Common Share -- Earnings per share ("EPS") amounts presented were calculated under the provisions of SFAS 128, Earnings per Share. Basic earnings per share is computed based on earnings available to Common shareholders (net income less accrued preferred dividends) and the weighted average number of Common shares outstanding. The earnings per share assuming dilution amounts presented are computed based on earnings available to Common shareholders and the weighted average number of Common shares outstanding, including shares assumed to be issued under the Company's stock option plan. (For a reconciliation of amounts used in per share computations, see Note 18 - Earnings per Share.)

    Reclassifications -- Certain prior year amounts have been reclassified to conform with the 1998 presentation format.

NOTE 2 - SPIN-OFF FROM MURPHY OIL CORPORATION

    On December 31, 1996, Deltic Timber Corporation became an independent, public company when Murphy Oil, the Company's former parent, surrendered 100 percent of the outstanding shares of Deltic Common Stock, which were distributed to Murphy Oil's shareholders as a dividend. Through December 10, 1996, the Company operated under Murphy Oil's consolidated cash management policy. Under this policy, Deltic remitted cash funds generated in excess of its daily operating and capital requirements to Murphy Oil. Such remitted funds gave rise to an interest-bearing receivable that was due on demand. Settlement of this receivable was accomplished by recording noncash dividends from Deltic to Murphy Oil, in the amount of $18,813,000, and a cash repayment by Murphy Oil to the Company of $17,200,000, leaving a net receivable of $1,858,000 at December 31, 1996, with no amount due at December 31, 1998 and 1997. Deltic realized interest income from Murphy Oil, related to this receivable, of $2,374,000 in 1996.

    Murphy Oil personnel historically performed certain administrative and financial services on behalf of the Company. These services included, among others, cash management and consultation related to certain personnel, employee benefit, and income tax matters. During 1997, Murphy Oil continued to provide, or caused to be provided, certain specified services for a transitional period ending June 30, 1997. Deltic personnel have assumed responsibility for all functions previously provided by Murphy Oil. The Company recorded charges of $427,000 in 1997 and $1,250,000 in 1996 for these services. Of the total amount expensed for services during 1996, $630,000 ($384,000 net of tax) was a capital contribution (recorded as an adjustment to Capital in Excess of Par Value) by Murphy Oil since payment was not required. The cost for each year was included in General and Administrative Expenses in the Consolidated Statements of Income for the respective years.

    In addition, during 1996, capital contributions by Murphy Oil were recorded as a result of the transfer of $1,177,000 for prepaid retirement cost and $1,419,000 for accrued postretirement obligations from Murphy Oil to Deltic for employees and retirees transferred between the two companies. These capital contributions ($1,687,000 net of income taxes) are recorded as adjustments to Capital in Excess of Par Value.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


NOTE 3 - INVENTORIES

    Inventories at December 31 consisted of the following:

       (Thousands of dollars)                                                          1998          1997
                                                                                      -----         -----
       Logs                                                                         $ 1,942         3,278
       Finished products                                                              3,616         5,058
       Materials and supplies                                                           293           259
                                                                                    -------        ------
                                                                                    $ 5,851         8,595
                                                                                    =======        ======

NOTE 4 - ACQUISITION OF CHENAL COUNTRY CLUB, INC.

    During 1997, the Company acquired the net assets of Chenal Country Club, the entity that had operated the club amenity around which Deltic's Chenal Valley real estate development is centered. The cost of the clubhouse and golf course facilities acquired is being accounted for as an additional amenity for the Chenal Valley development. The acquisition was accomplished by exchanging an interest-bearing receivable from the club membership, which had been previously held by Deltic, in the amount of $5,600,000, for the clubhouse and golf course facilities and an investment in 100 percent of the stock of Chenal Country Club, Inc., a wholly-owned subsidiary formed, at the time of the acquisition, to continue the daily operating activities of the club. The operating assets of the former Chenal Country Club, excluding the clubhouse and golf course facilities, were transferred to this subsidiary.

    Deltic had previously constructed the clubhouse and golf course and purchased the original operational assets of the club amenity and sold them to the club membership in exchange for the original interest-bearing receivable. Chenal Country Club, Inc. continued to operate the club for the remainder of 1997 and the entire year of 1998. The results of operations of Chenal Country Club, Inc., since the date of the acquisition, are included in the accompanying financial statements. However, upon the exchange of the interest-bearing receivable for the acquisition, Deltic ceased to earn interest income related to the receivable as of April 30, 1997.

    The acquisition was recorded using the purchase method of accounting for business combinations. Operating income of Chenal Country Club, Inc. included in the amounts reported in the Consolidated Statement of Income for 1997 was $104,000, and was comprised of net sales of $2,277,000, cost of sales of $2,065,000, and depreciation expense of $108,000. Due to the approximately break-even level for operating income of Chenal Country Club, Inc., Deltic's financial statements would not be materially impacted had the operations of this new subsidiary been included for 1996 and the entire year of 1997. Interest income on the receivable from the club membership prior to the acquisition was $173,000 in 1997 and $542,000 in 1996.

NOTE 5 - INVESTMENT IN DEL-TIN FIBER

    Deltic owns 50 percent of the membership interest of Del-Tin Fiber, which completed construction of a medium density fiberboard ("MDF") plant near El Dorado, Arkansas, in April 1998. The cost to construct the plant was approximately $100,000,000. Each of Del-Tin Fiber's two owners recorded an initial investment of approximately $12,000,000, with the remainder financed by Del-Tin Fiber with a combination of borrowings and issuance of interest-bearing bonds. Separate project financing for the plant was finalized during 1998.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


    Each owner has agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom the project financing was obtained. Under this agreement, each owner has agreed to fund any deficiency in contributions to either Del-Tin Fiber's bond sinking fund or debt service reserve, if any, up to $17,500,000. Del-Tin Fiber's project financing agreement does not require sinking fund or debt reserve contributions until 2000. In addition, each owner has committed to a production support agreement, under which each owner has agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service if the plant is unable to successfully complete a minimum production test, planned for the summer of 1999. Both owners of Del-Tin Fiber have also pledged their respective membership interest in the joint venture as collateral under the project financing agreement.

    Under the operating agreement, Del-Tin Fiber's employees operate the plant. Deltic has committed to provide a portion of the plant's fiber and wood fuel supply at market prices. During 1998, Deltic sold approximately $2,126,000 of these lumber manufacturing by-products to Del-Tin Fiber. The plant commenced production operations on April 29, 1998.

    The results of operations for years ended December 31 and financial position at December 31 for Del-Tin Fiber consisted of the following:

       (Thousands of dollars)                                                                1998               1997
                                                                                         --------           --------
       Condensed Balance Sheet Information
          Current assets                                                                 $ 10,427              9,712
          Property, plant, and equipment - net                                             98,147             82,589
          Other noncurrent assets                                                           4,962              9,940
                                                                                         --------           --------
                 Total assets                                                            $113,536            102,241
                                                                                         ========           ========

          Current liabilities                                                            $ 10,805             51,512
          Long-term debt                                                                   89,000             51,000
          Members' capital/(deficit)                                                       13,731               (271)
                                                                                         --------           --------
                 Total liabilities and members' capital/(deficit)                        $113,536            102,241
                                                                                         ========           ========

       Condensed Income Statement Information
          Net sales                                                                      $  7,365                  -
                                                                                         --------           --------
          Costs and expenses
             Cost of sales                                                                 11,223                  -
             Depreciation                                                                   1,473                  -
             General and administrative expenses                                            2,388                279
                                                                                         --------           --------
                 Total costs and expenses                                                  15,084                279
                                                                                         --------           --------

                 Operating income/(loss)                                                   (7,719)              (279)
          Interest income                                                                     105                  -
          Interest expense                                                                 (2,564)                 -
          Other income/(expense)                                                                -                  4
                                                                                         --------           --------
                 Net income/(loss)                                                       $(10,178)              (275)
                                                                                         ========           ========

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


    At December 31, 1998 and 1997, the Company's share of the underlying net assets of Del-Tin Fiber exceeded its investment by $167,000 and $577,000, respectively. The excess relates primarily to interest received by the Company from Del-Tin Fiber prior to plant start-up, which was capitalized by Deltic as a reduction of its investment, and is being amortized into income using the straight-line method over a 60-month period.

    The Company accounts for its investment in Del-Tin Fiber under the equity method. Accordingly, the investment in Del-Tin Fiber is carried at cost, adjusted for the Company's proportionate share of earnings or losses recorded on a one-month lag basis.

NOTE 6 - TIMBER AND TIMBERLANDS

    Timber and timberlands at December 31 consisted of the following:

       (Thousands of dollars)                                              1998           1997
                                                                      ---------      ---------
       Purchased stumpage inventory                                   $  13,210         10,545
       Timberlands                                                       54,710         44,846
       Fee timber                                                       128,242         80,534
       Logging facilities                                                 1,610          1,592
                                                                      ---------      ---------
                                                                        197,772        137,517
       Less accumulated cost of fee timber harvested
         and facilities depreciation                                    (31,184)       (29,311)
                                                                      ---------      ---------
                                                                      $ 166,588        108,206
                                                                      =========      =========

    Cost of fee timber harvested amounted to $1,800,000 in 1998, $1,404,000 in 1997, and $1,060,000 in 1996. Depreciation of logging facilities was $73,000, $84,000, and $94,000 for the years 1998, 1997, and 1996, respectively.

    The Company obtains a portion of its sawmill log requirements by acquiring purchased stumpage inventory through cutting contracts with various private and governmental landowners. These contracts have terms ranging from a few months to several years. At December 31, 1998, the Company's total commitment under such contracts amounted to approximately $8,196,000. Based on lumber prices at December 31, 1998, management estimated the fair value of stumpage under such contracts to be approximately $6,262,000. Depending on the market value of this stumpage at time of harvest, the Company's sawmills may experience favorable or unfavorable log supply costs. By February 5, 1999, the lumber market had improved to the point that the estimated fair value of timber under these contracts had increased to approximately $7,250,000.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


NOTE 7 - PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment at December 31 consisted of the following:

                                              Range of
       (Thousands of dollars)               Useful Lives                      1998           1997
                                            ------------                  --------       --------
       Land                                     N/A                       $  4,425          4,158
       Land improvements                    10-20 years                      4,046          3,294
       Buildings and structures             10-20 years                      8,573          7,966
       Machinery and equipment               3-15 years                     62,949         58,138
                                                                          --------       --------
                                                                            79,993         73,556
       Less accumulated depreciation                                       (35,889)       (33,910)
                                                                          --------       --------
                                                                          $ 44,104         39,646
                                                                          ========       ========

    Gains/(losses) on disposals or retirements included in income were $77,000 in 1998, $1,449,000 in 1997 ($1,196,000 for involuntary conversion of Ola planermill due to fire and $186,000 from the sale of 9.5 acres of undeveloped real estate acreage), and $844,000 in 1996 ($787,000 from the sale of Arkansas farmland).

NOTE 8 - INDEBTEDNESS

    The Company's indebtedness at December 31 consisted of the following:

       (Thousands of dollars)                                                1998           1997
                                                                          -------        -------
       Short-term notes, 4.5%*                                           $    387            192
       Installment timber notes payable, 4.1%*,
         due 1999-2000                                                        394          2,114
       Note payable, 8%, due 1999                                             750            750
       Note payable, 6.6%, due 2001                                         5,000              -
       Senior notes payable, 6.7%, due 2008                                40,000              -
       Other notes payable, 6.9%*, due 1999-2000                               44             30
                                                                         --------       --------
                                                                           46,575          3,086
       Less:  Short-term notes                                               (387)          (192)
                Current maturities of long-term debt                         (990)        (1,801)
                                                                         --------       --------
       Long-term debt at December 31                                     $ 45,198          1,093
                                                                         ========       ========

       *Weighted average interest rate at December 31, 1998.

    On December 18, 1998, the Company successfully completed negotiation of the private placement of $40,000,000 of senior notes with Pacific Coast Farm Credit Services, ACA. These unsecured notes have a fixed stated interest rate of 6.7 percent and mature on December 18, 2008. No installment payments are required, but the terms allow for prepayments at the option of the Company. The agreement contains certain restrictive financial covenants, including a minimum consolidated tangible net worth of the sum of $135,000,000, plus 25 percent of cumulative consolidated adjusted net income

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


    from October 1, 1998, and a maximum funded debt/capitalization ratio of .6 to 1. The Company incurred $226,000 of costs related to the issuance of these notes, which was deferred and is being amortized as additional interest expense over the term of the underlying debt.

    In anticipation of issuance of these notes, the Company entered into and settled an interest rate hedge contract. Upon settlement of this contract in December 1998, the Company paid $1,081,000, which was deferred and is being amortized as additional interest expense over the term of the underlying debt, resulting in an effective interest rate for these notes of approximately 6.9 percent.

    The scheduled maturities of long-term debt for the next five years are $990,000 in 1999, $198,000 in 2000, and $5,000,000 in 2001. (For additional information regarding financial instruments, see Note 13 - Fair Value of Financial Instruments.)

NOTE 9 - CREDIT FACILITIES

    In 1996, Deltic entered into an agreement with NationsBank, N.A. and other domestic banks which provides an unsecured, committed revolving credit facility totaling $100,000,000. The agreement will expire on December 31, 2001. As of December 31, 1998, $95,000,000 of committed credit was available in excess of all borrowings outstanding under or supported by the facility. Borrowings under the agreement bear interest based upon prime or other various cost of funds options. Fees associated with this revolving credit facility include a commitment fee of .15 to .35 percent per annum on the unused portion of the commitment balance. The revolving credit agreement contains certain restrictive financial covenants, including a maximum funded debt/capitalization ratio of .5 to 1, which is to be maintained throughout the term of the credit agreement.

    The Company may also borrow up to $5,000,000 under a short-term credit facility with First National Bank of El Dorado. The agreement expires May 8, 1999, with renewal annually. The amount available to the Company under this facility is reduced by any outstanding letters of credit issued by Deltic. As of December 31, 1998, letters of credit amounting to $950,000 were committed, resulting in $4,050,000 available to the Company. Borrowings bear interest based upon the New York Prime and the facility carries a commitment fee of .1 percent per annum on the unused amount of the facility.

    In addition, Deltic entered into an agreement with First Commercial Bank of Little Rock which provides a $2,555,000 credit facility used primarily to support letters of credit issued in connection with the Company's purchased stumpage procurement and real estate development operations. The agreement, which is renewable annually, carries no facility fees and borrowings bear interest based upon prime. Amounts available to Deltic under the facility are reduced by any outstanding letters of credit, which amounted to the entire balance of the facility at December 31, 1998, leaving none available to the Company. (For additional information regarding these financial instruments, see Note 13 - Fair Value of Financial Instruments.)

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


NOTE 10 - REDEEMABLE PREFERRED STOCK

    During 1997, the Company issued 600,000 shares of its authorized Preferred Stock having a par value of $.01 per share. Redemption of these shares, designated as Cumulative Mandatory Redeemable Preferred Stock, 7.54% Series ("Redeemable Preferred Stock"), by the Company is mandatory on December 31, 2002 ("Mandatory Redemption Date"). These Redeemable Preferred shares have no voting rights, except if at any time, cumulative dividends payable for these shares become in arrears for an amount equal to dividends payable for six quarterly dividends or the shares are not redeemed in full on the Mandatory Redemption Date. If either occurs, the holders of the Redeemable Preferred shares shall have the right to elect a director to the Board of Directors, which would be in addition to the current number of directors. This right shall continue until such time that all cumulative unpaid dividends have been paid or the Redeemable Preferred shares are redeemed.

NOTE 11 - INCOME TAXES

    The components of income tax expense/(benefit) for the three years ended December 31, 1998, 1997, and 1996 consisted of the following:

       (Thousands of dollars)                                           1998            1997            1996
                                                                     -------         -------         -------
       Federal
          Current                                                    $ 3,388           9,143           7,270
          Deferred and noncurrent                                      1,255             (65)             52
                                                                     -------         -------         -------
                                                                       4,643           9,078           7,322
       State
          Current                                                        660           1,600           1,450
                                                                     -------         -------         -------
             Total                                                   $ 5,303          10,678           8,772
                                                                     =======         =======         =======

    A reconciliation of the U. S. statutory income tax rate to the Company's effective rates on income before income taxes consisted of the following:

                                                                        1998            1997            1996
                                                                     -------          ------         -------
       Statutory income tax rate                                          35%             35%             35%
       State income taxes, net of federal income tax benefit               4               4               4
       Other                                                              (1)              -               1
                                                                     -------          ------         -------
          Effective income tax rate                                       38%             39%             40%
                                                                     =======          ======         =======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


    An analysis of the Company's deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, showing the tax effects of significant temporary differences, consisted of the following:

       (Thousands of dollars)                                                              1998           1997
                                                                                       --------       --------
       Deferred tax assets
          Investment in real estate held for development and sale                  $      2,803          2,638
          Postretirement and other employee benefits                                        260            277
          Other deferred tax assets                                                         704            422
                                                                                      ---------      ---------
             Total deferred tax assets                                                    3,767          3,337
                                                                                      ---------      ---------
       Deferred tax liabilities
          Investment in Del-Tin Fiber                                                      (344)             -
          Timber and timberlands                                                           (217)          (244)
          Property, plant, and equipment                                                 (4,367)        (2,997)
          Other deferred tax liabilities                                                   (158)          (158)
                                                                                      ---------      ---------
             Total deferred tax liabilities                                              (5,086)        (3,399)
                                                                                      ---------      ---------
             Net deferred tax assets/(liabilities)                                 $     (1,319)           (62)
                                                                                      =========      =========

    Net noncurrent deferred tax liabilities of $1,701,000 at December 31, 1998, and $440,000 at December 31, 1997, are included in the Consolidated Balance Sheets in Deferred Credits and Other Liabilities for the respective years. In addition, current deferred tax assets of $382,000 at December 31, 1998, and $378,000 at December 31, 1997, are included in the Consolidated Balance Sheets in Prepaid Expenses and Other Current Assets for the respective years.

    In management's judgment, the Company's deferred tax assets at December 31, 1998, will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies. There were no valuation allowances for deferred tax assets at the end of each year in the three years ended December 31, 1998.

NOTE 12- STOCKHOLDERS RIGHTS PLAN

    The Company has a Stockholders Rights Plan, which provides for each eligible Common shareholder to receive a dividend of one Preferred Stock purchase right ("Right") for each outstanding share of the Company's Common Stock held. The Rights will expire on December 31, 2006, unless earlier exchanged or redeemed. The Rights will detach from the Common Stock and become exercisable: (1) following a specified period of time after the date of the first public announcement that a person or group of affiliated or associated persons ("Acquiring Person"), other than certain persons, has become the beneficial owner of 15 percent or more of the Company's Common Stock or (2) following a specified amount of time of the commencement of a tender or exchange offer by any Acquiring Person, other than certain persons, which would, if consummated, result in such persons becoming the beneficial owner of 15 percent or more of the Company's Common Stock. In either case, the detachment of the Rights from the Common Stock is subject to extension by a majority of the directors of the Company. The Rights have certain antitakeover effects and will cause substantial dilution to any Acquiring Person that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired. The Rights are not intended to prevent a takeover, but rather are designed to enhance the ability of the Board of Directors of the Company to negotiate with an acquiror on behalf of all shareholders. Other terms of the Rights are set forth in, and the foregoing description is qualified in its entirety by, the Rights Agreement between the Company and Harris Trust and Savings Bank, as Rights Agent.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 1998 and 1997. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, notes payable, trade accounts payable, and accrued liabilities, all of which had fair values approximating carrying values.

                                                                   1998                              1997
                                                     ----------------------------       -----------------------------
                                                     Carrying or        Estimated       Carrying or         Estimated
                                                        Notional             Fair          Notional              Fair
       (Thousands of dollars)                             Amount            Value            Amount             Value
                                                     -----------        ---------       -----------         ---------
       Financial liabilities
          Long-term debt, including
            current maturities                      $    (46,188)         (46,218)           (2,894)           (2,912)
       Redeemable preferred stock                   $    (30,000)         (31,224)          (30,000)          (30,000)
       Off-balance sheet exposures
          Letters of credit                         $     (3,505)          (3,505)           (2,536)           (2,536)

    Long-term debt, including current maturities -- The fair value is estimated based on current rates at which the Company could borrow funds with similar remaining maturities.

    Redeemable preferred stock -- The fair value is based on the redemption amount for the stock, discounted using the Company's estimated borrowing rate for debt instruments with similar remaining maturities.

    Letters of credit -- The fair value is based on the estimated cost to settle these obligations.

NOTE 14 - CONCENTRATION OF CREDIT RISKS

    Financial instruments which potentially subject the Company to credit risk are trade accounts receivable. These receivables normally arise from the sale of wood products, primarily finished lumber. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company's customer base. No single customer accounted for a significant amount of the Company's sales of timber or wood products. At December 31, 1998, one timber sale customer's receivable accounted for approximately 12 percent of the Company's consolidated trade accounts receivable amount.

    Within the Agriculture segment, the Company is exposed to a minimal level of credit risk in that the majority of farm crops grown are delivered to a small number of grain elevators and these elevators are limited to the geographic area in which the Company's agriculture operations are located. However, receipt of payment from these elevators usually occurs at the time of delivery. At December 31, 1998, the Company had no significant accounts receivable outstanding in this area.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


NOTE 15 - EMPLOYEE AND RETIREE BENEFITS

    The Company provides a retirement plan and other postretirement benefits to its employees. Reconciliations of benefit obligations, plan assets, and funded status of the plans consisted of the following:

                                                                                                       Other
                                                                        Retirement                 Postretirement
                                                                           Plan                       Benefits
                                                                  --------------------          --------------------
       (Thousands of dollars)                                       1998          1997            1998          1997
                                                                  ------        ------          ------        ------
       CHANGE IN BENEFIT OBLIGATION
          Benefit obligation at January 1                       $  6,558         5,187           2,602         2,123
             Service cost                                            428           354             155           131
             Interest cost                                           481           389             190           159
             Participant contributions                                 -             -               7             1
             Actuarial (gain)/loss                                 1,150           628             403           189
             Benefits paid                                           (18)            -             (35)           (1)
                                                                 -------       -------         -------       -------
          Benefit obligation at December 31                     $  8,599         6,558           3,322         2,602
                                                                 =======       =======         =======       =======

       CHANGE IN PLAN ASSETS
          Fair value of plan assets at January 1                $  9,884         8,146               -             -
             Actual return on plan assets                            632         1,738               -             -
             Employer contributions/1/                                 -             -              28           119
             Participant contributions/1/                              -             -               7           858
             Benefits paid/1/                                        (18)            -             (35)         (977)
                                                                 -------       -------         -------       -------
          Fair value of plan assets at
            December 31/2/                                      $ 10,498         9,884               -             -
                                                                 =======       =======         =======       =======

       RECONCILIATION OF FUNDED STATUS OF
         PLANS
          Funded status of plans                                $  1,899         3,326          (3,322)       (2,602)
          Unrecognized actuarial (gain)/loss                         591          (766)            533           125
          Unrecognized net asset from transition
            to SFAS 87/3/                                           (233)         (282)              -             -
          Unrecognized prior service cost                            216           241               -             -
                                                                 -------       -------         -------       -------
             Prepaid/(accrued) benefit cost/4/                  $  2,473         2,519          (2,789)       (2,477)
                                                                 =======       =======         =======       =======

       ASSUMPTIONS
          Weighted average discount rate                             6.5%          7.0%            6.5%          7.0%
          Expected return on plan assets                             8.5%          8.5%             N/A           N/A
          Rate of compensation increase                              4.6%          4.6%             N/A           N/A

    /1/1997 amounts reflect the transfer from Murphy Oil of the Company's portion of respective plans as of January 1, 1997.
    /2/Primarily includes listed stocks and bonds, government securities, and
       U.S. agency bonds.
    /3/Being amortized over a period of 15 years.
    /4/Included in the Consolidated Balance Sheets in Deferred Charges and Other
       Assets/Deferred Credits and Other Noncurrent Liabilities.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


    Components of net periodic retirement expense/(expense reduction) and other postretirement benefits expense consisted of the following:

       (Thousands of dollars)                                           1998            1997          1996
                                                                      ------          ------        ------
       RETIREMENT PLAN
          Service cost                                                $   428           354           337
          Interest cost                                                   481           389           686
          Expected return on plan assets                                 (839)         (692)         (956)
          Amortization of prior service cost                               25            25             7
          Amortization of transitional asset                              (49)          (49)         (143)
                                                                      -------       -------       -------
             Net retirement expense/(expense reduction)               $    46            27           (69)
                                                                      =======       =======       =======

       OTHER POSTRETIREMENT BENEFITS
          Service cost                                                $   156           132           136
          Interest cost                                                   190           159           296
          Recognized actuarial (gain)/loss                                  1             -             1
                                                                      -------       -------       -------
             Other postretirement benefits expense                    $   347           291           433
                                                                      =======       =======       =======

    Through December 31, 1996, Deltic employees were participants in the employee and retiree benefit plans of Murphy Oil. Amounts presented for 1996 reflect the Company's portion of these respective plans. Effective January 1, 1997, separate plans were implemented for active Deltic employees. Any vesting in the plans of Murphy Oil was retained by employees for Deltic's plans; and plans implemented by the Company were similar, in all aspects, to those of Murphy Oil.

    Retirement Plan -- The Company has a noncontributory, defined benefit retirement plan that covers substantially all employees. Benefits are based on years of service, including those with Murphy Oil, and final career-average-pay formulas as defined by the plan.

    Thrift Plan -- Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee's allotment, based on length of participation in the plan. Company contributions to this plan were $371,000 in 1998, $279,000 in 1997, and $190,000 in 1996.

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

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


    In determining the accumulated benefit obligation for health care, at December 31, 1998 and 1997, health care inflation cost was assumed to increase at an annual rate of 7.5 percent, decreasing one percent per year to 4.5 percent in 2002 and thereafter. A one percentage-point increase in the assumed health care cost trend rate would increase the aggregate service and interest cost components of periodic benefit cost for 1998 by $42,000 and the benefit obligation by $364,000, while a one percentage-point decrease in the assumed rate would decrease the 1998 cost components by $39,000 and the benefit obligation by $338,000.

NOTE 16 - INCENTIVE PLANS

    STOCK INCENTIVE PLAN

    The Company's 1996 Stock Incentive Plan ("the Plan") permits annual awards of shares of the Company's Common Stock to executives and other key employees. Under the Plan, the Executive Compensation Committee ("the Committee") is authorized to grant: (1) stock options, nonqualified or incentive; (2) stock appreciation rights; and (3) restricted stock awards. Total annual options granted, excluding any replacement options issued due to the spin-off from Murphy Oil, may not exceed .5 percent of Common shares issued and outstanding as of the date of issuance of the options. In subsequent years, the Committee may award up to .5 percent of Common shares issued and outstanding at the end of the preceding year; any allowed shares not granted may be available for grant in subsequent years. The Company applies APB 25 to account for stock-based compensation plans. Cost of options are accrued over the vesting periods and adjusted for subsequent changes in fair market value of the shares.

    Stock Options -- For each option granted under the Plan, the Committee fixes the option price at no less than fair market value on the date of the grant and the option term, not to exceed 10 years from date of grant. Replacement options granted were for 10 years from original grant date and nonqualified. Options granted in 1998 and 1997 were for 10 years and primarily incentive. All options have an option price no less than the fair market value on the grant date, with a range in option prices of $9.90 to $28.03 per share, and each grantee is permitted to surrender options for equivalent value of stock at the date of surrender. For options granted in 1998, one half may be exercised or surrendered after one year and the remainder after three years. For options granted in 1997, exclusive of replacement options, one half may be exercised or surrendered after two years and the remainder after three years.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998

       Changes in options outstanding, including replacement options, consisted of the following:

                                                                                    Number             Average
                                                                                      of               Exercise
                                                                                    Options             Price
                                                                                    -------            --------
          Outstanding at January 1, 1997                                                  -                 N/A
             Granted                                                                103,355            $  20.38
             Surrendered                                                                  -                 N/A
                                                                                    -------
          Outstanding at December 31, 1997                                          103,355            $  20.38
             Granted                                                                 50,950            $  28.03
             Surrendered                                                             (6,250)           $  13.01
                                                                                    -------
          Outstanding at December 31, 1998                                          148,055            $  23.33
                                                                                    =======

          Exercisable at December 31, 1997                                            9,375            $  12.78
                                                                                    =======
          Exercisable at December 31, 1998                                           17,875            $  13.01
                                                                                    =======

       Additional information about stock options outstanding at December 31, 1998, consisted of the following:

                                                  Options Outstanding                       Options Exercisable
                                        -----------------------------------------         ------------------------
               Range of                  Number         Average          Average          Number          Average
               Exercise                    of             Life           Exercise           of            Exercise
                Prices                  Options         in Years          Price           Options          Price
          -----------------             -------         --------         --------         -------         --------
          $ 9.90 to $13.90               25,875              6.5           $12.82          17,875           $13.01
          $23.19 to $28.03              122,180              8.5           $25.56               -              N/A
                                        -------                                            ------
          $ 9.90 to $28.03              148,055              8.1           $23.33          17,875           $13.01
                                        =======                                            ======

    Stock Appreciation Rights -- Stock appreciation rights may be granted in conjunction with, or independent of, stock options. The Committee determines when these rights may be exercised and the price. No stock appreciation rights have been granted.

    Restricted Stock -- The Committee may award restricted stock to selected employees, with conditions to vesting for each grant established by the Committee. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason. The grantee may be reimbursed by the Company for personal income tax liability on the value of stock awarded.

       During 1998, initial grants of 13,500 shares of restricted stock were awarded by the Committee. The fair value per share of restricted stock granted was $28.03. Unearned compensation was charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of shareholders' equity in the Consolidated Balance Sheet at December 31, 1998, as Unamortized Restricted Stock Awards, and is being amortized to expense over the four-year restricted period.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


    Stock-based compensation reflected in income was a benefit of $163,000 in 1998 and a charge of $491,000 in 1997. Had cost of the Company's stock-based compensation plans been determined based on the fair value of the instruments at the grant dates using the provisions of SFAS 123, the Company's net income and earnings per share would be the following pro forma amounts.

             (Thousands of dollars, except per share amounts)                 1998                1997
                                                                            -------             -------
             Net income
                 As reported                                                $ 8,474              16,574
                 Pro forma                                                    7,833              16,378

             Basic earnings per share
                 As reported                                                $   .48                1.29
                 Pro forma                                                      .43                1.27

             Dilutive earnings per share
                 As reported                                                $   .48                1.29
                 Pro forma                                                      .43                1.27

    For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 1998 and 1997, respectively: dividend yields of .70 percent and .90 percent; expected volatility of 25.22 percent and 26.39 percent; risk-free interest rates of 5.74 percent and 6.38 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 1998 and 1997 were $8.62 and $6.65, respectively.

    INCENTIVE COMPENSATION PLAN

    Cash Awards -- The Company has an Incentive Compensation Plan that provides for annual cash awards to officers, directors, and key employees based on actual results for a year compared to objectives established by the Executive Compensation Committee, which administers the Plan, at the beginning of that year. Initial awards under the Plan were granted in 1998, based on 1997 results of operations. Provisions for cash incentive awards of $270,000 and $425,000 were recorded in 1998 and 1997, respectively; no provisions were recorded in the 1996 Consolidated Statement of Income presented.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


NOTE 17 - SUPPLEMENTAL CASH FLOWS DISCLOSURES

    Income taxes paid, net of refunds, were $5,753,000, $11,159,000, and $1,016,000 in 1998, 1997, and 1996, respectively. Federal income taxes for 1996 were included in Murphy Oil's consolidated tax returns and were settled through intercompany accounts. Interest paid, net of amounts capitalized, was $1,285,000, $449,000, and $110,000 in 1998, 1997, and 1996,
    respectively.

    Noncash investing and financing activities excluded from the Consolidated Statements of Cash Flows were: (1) assumptions of owner-financed debt in the amount of $410,000 in 1998 and $496,000 in 1997 related to acquisitions of land and timber-cutting rights and (2) addition of $1,656,000 during 1996 to the noncurrent receivable from Murphy Oil as a result of recording the transfer of all mineral leases previously acquired by Deltic.

    (Increases)/decreases in operating working capital, other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

       (Thousands of dollars)                                                    1998            1997           1996
                                                                              -------         -------        -------
       Trade accounts receivable                                        $        (224)           (137)           378
       Other receivables                                                       (1,031)          2,532           (676)
       Inventories                                                              2,744          (2,998)         2,102
       Prepaid expenses and other current assets                               (1,822)            342           (297)
       Trade accounts payable                                                    (377)            413         (1,868)
       Accrued liabilities                                                        526            (655)           971
                                                                             --------         -------        -------

                                                                        $        (184)           (503)           610
                                                                             ========         =======        =======

NOTE 18 - EARNINGS PER SHARE

    The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential Common Stock consisted of the following:

       (Thousands of dollars)                                                                    1998           1997
                                                                                              -------        -------
       Net income                                                                        $      8,474         16,574
       Less Preferred dividends                                                                (2,269)           (86)
                                                                                              -------        -------
             Income available to Common shareholders                                     $      6,205         16,488
                                                                                              =======        =======
       Weighted average number of Common shares
         used in basic EPS                                                                     12,812         12,798
       Effect of dilutive stock options                                                            18             27
                                                                                              -------        -------
             Weighted average number of Common shares
               and dilutive potential Common Stock used in
               EPS assuming dilution                                                           12,830         12,825
                                                                                              =======        =======

       Earnings per Common share
          Basic                                                                          $        .48           1.29
                                                                                              =======           ====
          Assuming dilution                                                              $        .48           1.29
                                                                                              =======           ====

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


    Options on 122,180 shares of Common Stock were not included in computing dilutive EPS for 1998 because their effects were antidilutive.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

    Commitments -- Commitments for capital expenditures at December 31, 1998, were approximately $205,000 for timber and timberlands; $4,091,000 for property, plant, and equipment; and $7,965,000 for investment in real estate held for development and sale.

    Contingencies -- The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

NOTE 20 - BUSINESS SEGMENTS

    In June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes and/or amends the business segment disclosures required under various preceding pronouncements, effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. This new standard defines additional information to be disclosed for each reportable segment and requires that each operating segment for which an enterprise's chief operating decision maker regularly assesses performance be disclosed as a reportable segment. As a result, the Company has determined that its previous Forest Products segment should be divided into two separate reporting segments, Woodlands and Mills. Deltic elected to adopt SFAS 131 effective for the first quarter of 1998. All 1997 and 1996 business segment information has been restated for comparative purposes.

    The Company's five reporting segments consist of Deltic's four operating business units and its corporate function. Each reporting entity has a separate management team and infrastructure that offers different products and/or services.

    Woodlands operations manage the Company's 397,000 acres of Southern Pine timberland located in Arkansas and north Louisiana and derive revenue from the harvest of timber from the timberlands, in accordance with its harvest plans, and either sells timber to third parties in the domestic market or to the Company's Mills segment for conversion into lumber.

    The Mills segment consists of Deltic's two sawmills which employ modern technology to convert timber, purchased from third parties or the Company's Woodlands segment, into finished lumber. These mills produce a variety of products, including dimension lumber, boards, timbers, decking, and secondary manufacturing products, such as finger-jointed studs. These products are sold primarily to wholesalers and lumber treaters in the South and Midwest and used in residential construction, roof trusses, laminated beams, and remanufactured items.

    Real Estate operations, which currently include three separate real estate developments, add value to former timberland by developing it into upscale, planned residential and commercial developments. These developments, each of which is, or will be, centered around a core amenity, are being developed in stages. To-date, real estate sales have consisted primarily of residential lots sold to builders or individuals and commercial site sales. In addition, this segment currently leases office space to third parties in a building constructed by the Company in one of its developments and is in

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


    the process of constructing a retail center in which space will be leased to third-party retailers. This segment also manages a real estate brokerage subsidiary which currently generates commission revenue by reselling existing homesites in one of the Company developments.

    The Agriculture segment operates 37,000 acres of farmland in northeast Louisiana. Approximately 26,000 acres of the total are farmed by Deltic, while the majority of the remaining 11,000 acres are rented to third parties. Crops grown on Company-farmed acreage in 1998 were soybeans and corn. This business unit derives the majority of its revenues from sales of farm crops grown to grain elevators and from rents received from third-party farmland renters.

    Corporate operations consist primarily of the planning, accounting, information systems, human resources, treasury, income tax, and legal staff functions that provide support services to the operating business units. The Company currently does not allocate the cost of maintaining these support functions to its operating units.

    The accounting policies of the reportable segments are the same as those described in Note 1 - Significant Accounting Policies. The Company evaluates the performance of its segments based on operating income before equity in the results of Del-Tin Fiber, an equity method investee; interest income and expense; other nonoperating income or expense; and income taxes. Intersegment revenues consist primarily of timber sales from the Woodlands segment to the Mills operations.

    Information about the Company's business segments consisted of the following:

    (Thousands of dollars)                               1998            1997           1996
                                                    ---------       ---------      ---------
    Net sales
       Woodlands                                     $ 26,569          22,579         16,353
       Mills                                           65,857          67,688         57,933
       Real Estate                                     15,879          11,550          6,346
       Agriculture                                      6,484           9,509         10,585
       Eliminations/1/                                 (7,832)         (7,118)        (4,719)
                                                     --------         -------       --------
                                                     $106,957         104,208         86,498

    Income before income taxes
       Operating income
          Woodlands                                  $ 20,447          17,995         12,500
          Mills                                        (2,784)          7,381          3,370
          Real Estate                                   5,032           3,266          1,578
          Agriculture                                     758           2,778          2,760
          Corporate                                    (5,004)         (5,231)        (2,268)
          Eliminations                                   (171)           (580)             -
                                                     --------         -------       --------
               Operating income                        18,278          25,609         17,940
       Equity in loss of Del-Tin Fiber                 (4,657)              -              -
       Interest income                                  1,122             646          3,070
       Interest expense                                (1,387)           (370)          (284)
       Other income/(expense)                             421           1,367          1,207
                                                     --------         -------       --------
                                                     $ 13,777          27,252         21,933
                                                     ========         =======       ========

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


   (Thousands of dollars)                                                        1998            1997           1996
                                                                             --------        --------       --------
    Total assets at year-end
       Woodlands                                                             $167,364         109,167         92,915
       Mills                                                                   36,996          38,212         24,603
       Real Estate                                                             34,223          27,278         25,516
       Agriculture                                                             12,397          11,517         11,697
       Corporate/2/                                                            21,564          39,201         25,347
                                                                             --------        --------       --------
                                                                             $272,544         225,375        180,078
                                                                             ========        ========       ========
    Depreciation, amortization, and
      cost of fee timber harvested
       Woodlands                                                             $  2,481           1,598          1,243
       Mills                                                                    3,673           2,369          2,313
       Real Estate                                                                420             365            120
       Agriculture                                                                514             468            515
       Corporate                                                                  243             112            (82)
                                                                             --------        --------       --------
                                                                             $  7,331           4,912          4,109
                                                                             ========        ========       ========
    Capital expenditures
       Woodlands                                                             $ 59,839          16,380          2,754
       Mills                                                                    7,918          11,506          2,927
       Real Estate                                                             11,531           6,378          6,669
       Agriculture                                                                721           1,000            272
       Corporate                                                                  524             574          1,512
                                                                             --------        --------       --------
                                                                             $ 80,533          35,838         14,134
                                                                             ========        ========       ========

/1/ Intersegment sales of timber from Woodlands to Mills.
/2/ Includes investment in Del-Tin Fiber, an equity method investee, of $6,699,000 and $7,383,000 at December 31, 1998 and 1997, respectively.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


NOTE 21 - FINANCIAL RESULTS BY QUARTER (UNAUDITED)

(Thousands of dollars, except per share amounts)

                                                                                      1998
                                                       ----------------------------------------------------------------------
                                                        First          Second          Third          Fourth
                                                       Quarter        Quarter         Quarter         Quarter            Year
                                                       -------        -------         -------         -------         -------
Net sales                                             $ 27,008         26,211          29,088          24,650         106,957
Operating income                                      $  6,389          3,919           2,987           4,983          18,278
Net income                                            $  3,806          2,077             936           1,655           8,474
Earnings per Common share
    Basic                                             $    .25            .12             .03             .09             .48
    Assuming dilution                                 $    .25            .12             .03             .09             .48
Dividends per Common share                            $  .0625          .0625           .0625           .0625             .25
Market price per Common share
    High                                              $30-1/16        30-1/16              25        24-15/16         30-1/16
    Low                                               $ 26-1/4             25              18              18              18
    Close, at period end                              $29-5/16        25-1/16              18          20-3/8          20-3/8

                                                                                      1997
                                                       ----------------------------------------------------------------------
                                                        First         Second           Third          Fourth
                                                       Quarter        Quarter         Quarter         Quarter            Year
                                                       -------        -------         -------         -------         -------
Net sales                                             $ 24,364         26,581          28,992          24,271         104,208
Operating income                                      $  7,815          7,199           6,523           4,072          25,609
Net income                                            $  4,865          4,544           3,881           3,284          16,574
Earnings per Common share*
    Basic                                             $    .38            .36             .30             .25            1.29
    Assuming dilution                                 $    .38            .35             .30             .25            1.29
Dividends per Common share                            $  .0625          .0625           .0625           .0625             .25
Market price per Common share
    High                                              $ 28-1/2        29-5/16          32-7/8          32-1/2          32-7/8
    Low                                               $ 22-1/4             25        24-15/16        26-15/16          22-1/4
    Close, at period end                              $ 28-3/8        29-5/16        32-11/16          27-3/8          27-3/8

* Interim period EPS amounts for each of the first three quarters of 1997 have been restated as specified in SFAS 128. Amounts for basic earnings per share presented here are unchanged from primary EPS amounts as previously reported under the provisions of APB 15. The per share amounts assuming dilution have been added as required by SFAS 128; the Company was not previously required to present fully diluted EPS amounts under APB 15.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


NOTE 22 - SUBSEQUENT EVENT

    On January 14, 1999, the Company announced that its Board of Directors had authorized the repurchase, initially, of up to $10,000,000 of its Common Stock. Under the program, the Company can purchase shares through the open market and privately negotiated transactions at prices deemed appropriate by management, utilizing cash provided by operations and/or from Deltic's credit facility.

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

The Company's consolidated financial statements have been audited by KPMG LLP, independent certified public accountants, who have expressed their opinion with respect to the fairness of the consolidated financial statements. Their audit was conducted in accordance with generally accepted auditing standards, which include the consideration of the Company's internal controls to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management. The Board of Directors appoints the independent auditors; ratification of the appointment is solicited annually from the shareholders.

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



Clefton D. Vaughan
Vice President and Chief Financial Officer
February 5, 1999

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Board of Directors
Deltic Timber Corporation:


We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deltic Timber Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



KPMG LLP
Shreveport, Louisiana
February 5, 1999

                       AUDIT COMMITTEE CHAIRMAN'S LETTER
                       ---------------------------------


The Shareholders
Deltic Timber Corporation:


The members of the Company's Audit Committee ("the Committee") are selected by the Board of Directors. The Committee consists of five outside directors and met twice during 1998.

The Audit Committee oversees the financial reporting process on behalf of the Board of Directors. As part of that responsibility, the Committee recommended to the Board of Directors, subject to shareholder approval, the selection of the Company's independent auditors. The Committee discussed the overall scope and specific plans for annual audits with the outside accounting firm that provides the Company's internal audit services and with KPMG LLP, the Company's independent auditors. The Committee also discussed the Company's annual consolidated financial statements and the adequacy of internal controls currently in place. In addition, the Committee met with the internal auditors and KPMG LLP, without management present, to discuss the results of their respective audits, their evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting. The meetings were also designed to facilitate any private communication with the Committee desired by the internal audit firm or the Company's independent auditors.



John C. Shealy
Chairman, Audit Committee
February 18, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The sections entitled "Nominees For Election as Directors" and "Directors Whose Term of Office Continues" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on April 29, 1999, sets forth certain information with respect to the directors of the registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the definitive form of the Proxy Statement which was filed with the SEC on March 17, 1999.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the definitive form of the Proxy Statement which was filed with the SEC on March 17, 1999.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the definitive form of the Proxy Statement which was filed with the SEC on March 17, 1999.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      a.   Financial Statement Schedules and Exhibits.

        1.   Consolidated Financial Statements.

             Consolidated Balance Sheets - December 31, 1998 and 1997.

             Consolidated Statements of Income for the Years Ended December 31, 1998, 1997,and 1996.

             Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and 1996.

             Consolidated Statements of Stockholders' Equity for the Years Ended December 31,1998, 1997, and 1996.

             Notes to Consolidated Financial Statements, including Consolidated Quarterly Income Information (unaudited).

             Independent Auditors' Report on Consolidated Financial
             Statements.

        2.   Financial Statement Schedules.

             Financial Statements of Del-Tin Fiber L.L.C., an affiliate accounted for by the equity method, which constituted a significant subsidiary for the year ended December 31, 1998.

             All other financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

        3.   Exhibits.

             3   Articles of Incorporation and Bylaws.

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

             4   Instruments Defining the Rights of Security Holders.

             4.1 Rights Agreement dated as of December 11, 1996 between
                 Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

            10   Material contracts.

            10.1 Deltic Timber Corporation 1996 Stock Incentive Plan
                 (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1996).

            10.2 Distribution Agreement (incorporated by reference to Exhibit
                 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31,1996).

            10.3 Tax Sharing Agreement (incorporated by reference to Exhibit
                 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

            10.4 Credit facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

            10.5 Certificate of Designation of the Cumulative Redeemable
                 Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

            10.6 Fiber Supply Agreement dated February 21, 1995 with Del-Tin
                 Fiber L.L.C. (incorporated by reference to Exhibit 10.2 to Registrant's Registration of Securities Report on Form 10).

            10.7 Note Purchase Agreement dated December 18, 1998, included elsewhere herein.

            10.8 Selective Sections of Del-Tin Fiber L.L.C.'s Project Credit
                 Agreement dated November 23, 1998, included elsewhere herein.

            21   Subsidiaries of the Registrant, included elsewhere herein.

            23   Independent Auditors' Consent, included elsewhere herein.

            27 Financial Data Schedule for 1998 (electronic filing only), included elsewhere herein.

            99 Form 11-K, Annual Report for the fiscal year ended December 31, 1998,covering Thrift Plan of Deltic Timber Corporation. To be filed as an amendment of this Annual Report on Form 10-K, not later than 180 days after December 31, 1998.

            Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

     b. Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION



By:    /s/ Ron L. Pearce                        Date:    March 25, 1999
   -------------------------------------             --------------------------
       Ron L. Pearce, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


       /s/ Robert C. Nolan                          /s/ William L. Rosoff
----------------------------------------     --------------------------------
Robert C. Nolan, Chairman and Director            William L. Rosoff, Director



       /s/ Ron L. Pearce                            /s/ O. H. Darling, Jr.
----------------------------------------     --------------------------------
  Ron L. Pearce, President and Chief             O. H. Darling, Jr., Director
     Executive Officer and Director
     (Principal Executive Officer)



       /s/ R. Madison Murphy                        /s/ John C. Shealy
----------------------------------------     --------------------------------
    R. Madison Murphy, Director                  John C. Shealy, Director



       /s/ Eric M. Heiner                            /s/ Clefton D. Vaughan
----------------------------------------     --------------------------------
      Eric M. Heiner, Director               Clefton D. Vaughan, Vice President,
                                                    Finance and Administration
                                                   (Principal Financial Officer)


       /s/ Christoph Keller, III                     /s/ Emily R. Evers
----------------------------------------     --------------------------------
     Christoph Keller, III, Director              Emily R. Evers, Controller
                                                 (Principal Accounting Officer)


       /s/ Alex R. Lieblong
----------------------------------------
      Alex R. Lieblong, Director

                                                    FINANCIAL STATEMENT SCHEDULE
                                                       PURSUANT TO ITEM 14(a)2



                             DEL-TIN FIBER L.L.C.

                             Financial Statements

                          December 31, 1998 and 1997

                  (With Independent Auditors' Report Thereon)

                         Independent Auditors' Report
                         ----------------------------



The Board of Managers
Del-Tin Fiber L.L.C.:


We have audited the accompanying balance sheets of Del-Tin Fiber L.L.C. as of December 31, 1998 and 1997, and the related statements of operations, members' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del-Tin Fiber L.L.C. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



KPMG LLP
Shreveport, Louisiana
January 29, 1999

                             DEL-TIN FIBER L.L.C.
                                Balance Sheets
                          December 31, 1998 and 1997



                                                                               1998                  1997
                                                                       ------------          ------------
Assets
  Current assets
    Cash and cash equivalents                                          $     47,494             9,172,126
    Trade accounts receivable                                             1,049,667                     -
    Other receivables                                                     1,474,628               173,312
    Inventories                                                           3,597,488               366,560
    Prepaid expenses and other current assets                                73,897                     -
                                                                       ------------           -----------
      Total current assets                                                6,243,174             9,711,998

  Debt service reserve funds                                              4,183,957                     -
  Funds held by trustee                                                   3,323,059             9,940,181
  Property, plant, and equipment - net                                   98,146,794            82,589,303
  Deferred debt costs                                                     1,638,722                     -
                                                                       ------------           -----------
      Total assets                                                     $113,535,706           102,241,482
                                                                       ============           ===========

Liabilities and Members' Capital/(Deficit)
  Current liabilities
    Accounts payable                                                   $  5,280,305            12,376,137
    Retainage payable                                                             -               684,610
    Accrued expenses and other                                              524,088               251,311
    Note payable - bank                                                   5,000,000            30,100,000
    Note payable - Deltic Timber Corporation                                      -             8,100,000
                                                                       ------------           -----------
      Total current liabilities                                          10,804,393            51,512,058

  Long-term debt                                                         89,000,000            51,000,000
                                                                       ------------           -----------
      Total liabilities                                                  99,804,393           102,512,058

  Members' capital/(deficit)                                             13,731,313              (270,576)
                                                                       ------------           -----------
      Total liabilities and members' capital/(deficit)                 $113,535,706           102,241,482
                                                                       ============           ===========



See accompanying notes to financial statements.

                             DEL-TIN FIBER L.L.C.
                           Statements of Operations
                For the years ended December 31, 1998 and 1997



                                                    1998          1997
                                            ------------      --------

Net sales                                   $  7,364,998             -
                                            ------------      --------

Costs and expenses
 Cost of sales                                11,223,319             -
 Depreciation                                  1,473,448        10,508
 General and administrative expenses           2,387,481       269,085
                                            ------------      --------
   Total costs and expenses                   15,084,248       279,593
                                            ------------      --------

   Loss from operations                       (7,719,250)     (279,593)

Other income/(expense)
 Interest income                                 105,221             -
 Interest expense                             (2,563,676)            -
 Gain on disposition of assets                         -         4,337
                                            ------------      --------

   Net loss                                 $(10,177,705)     (275,256)
                                            ============      ========




See accompanying notes to financial statements.

                             DEL-TIN FIBER L.L.C.
                           Statements of Cash Flows
                For the years ended December 31, 1998 and 1997


                                                                             1998                 1997
                                                                     ------------          -----------
Cash flows from operating activities
  Net loss                                                           $(10,177,705)            (275,256)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Depreciation expense                                                1,473,448               10,508
    (Gains)/losses on dispositions of assets                                    -               (4,337)
    Changes in current assets and liabilities
      Increase in trade accounts receivable                            (1,049,667)                   -
      Increase in other receivables                                    (1,301,316)            (173,312)
      Increase in inventories                                          (3,230,928)            (366,560)
      Increase in prepaid assets and other
       current assets                                                     (73,897)                   -
      Increase in accounts payable                                      1,231,894                    -
      Decrease in retainage payable                                       (17,832)                   -
      Increase/(decrease) in accrued expenses
       and other                                                          290,609              251,311
                                                                     ------------          -----------
        Net cash used in operating activities                         (12,855,394)            (557,646)
                                                                     ------------          -----------
Cash flows from investing activities
  Capital expenditures requiring cash                                 (26,043,275)         (69,545,831)
  Proceeds from dispositions of assets                                          -               11,104
  Net (increase)/decrease in funds held by trustee                      6,617,122           (9,940,181)
                                                                     ------------          -----------
        Net cash used in investing activities                         (19,426,153)         (79,474,908)
                                                                     ------------          -----------
Cash flows from financing activities
  Proceeds from issuance of debt                                       13,000,000           52,100,000
  Proceeds from issuance of bonds                                      60,000,000           29,000,000
  Advances from Deltic Timber Corporation                               2,000,000            8,100,000
  Repayments of debt                                                  (60,100,000)                   -
  Repayments of advances from Deltic Timber
   Corporation                                                         (5,600,000)                   -
  Net (increase)/decrease in debt service reserve funds                (4,183,957)                   -
  Payment of debt costs                                                  (459,128)                   -
  Capital contributions by members                                     18,500,000                4,680
                                                                     ------------          -----------
        Net cash provided by financing activities                      23,156,915           89,204,680
                                                                     ------------          -----------
        Net increase/(decrease) in cash and cash
         equivalents                                                   (9,124,632)           9,172,126
Cash and cash equivalents at beginning of period                        9,172,126                    -
                                                                     ------------          -----------
Cash and cash equivalents at the end of period                       $     47,494            9,172,126
                                                                     ============          ===========


See accompanying notes to financial statements.

                             DEL-TIN FIBER L.L.C.
                        Statements of Members' Capital
                For the years ended December 31, 1998 and 1997



Balance at January 1, 1997                                $              -

  Capital contributions                                              4,680

  Net loss                                                        (275,256)
                                                              ------------

Balance at December 31, 1997                                      (270,576)

  Net loss                                                     (10,177,705)

  Capital contributions                                         24,179,594
                                                              ------------

Balance at December 31, 1998                              $     13,731,313
                                                              ============



See accompanying notes to financial statements.

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                          December 31, 1998 and 1997



Note 1  -  Summary of Significant Accounting Policies

     Description of Business

     Del-Tin Fiber L.L.C. ("Del-Tin" or the "Company") is an Arkansas limited liability company organized in February 1995 and is equally owned by Temple-Inland Forest Products Corporation ("Temple-Inland"), a Delaware corporation, and Deltic Timber Corporation ("Deltic"), a Delaware corporation. Del-Tin is to exist until December 31, 2024 unless the Company is earlier dissolved in accordance with either the provisions of the Operating Agreement or the Arkansas Small Business Entity Tax Pass Through Act. The business of the Company is to manufacture, distribute, and sell medium density fiberboard ("MDF") under the trade name "Solidium." Within the United States, MDF is sold primarily to manufacturers and distributors of laminated flooring, furniture, cabinets, fixtures, and molding.

     Under the terms of a separate Fiber Supply Agreement, Deltic will be the preferred supplier of wood fiber, consisting of sawdust, shavings, and chips. Del-Tin will purchase the majority of residual chips produced by Deltic's Waldo, Arkansas sawmill, at a delivered price that approximates the weighted average delivered price of like-kind residual chips available to Del-Tin from third parties in the area. Del-Tin will also have first call on residual chips from Deltic's sawmill in Ola, Arkansas.

     Under the terms of a separate MDF Marketing Agreement, Temple-Inland will serve as the exclusive marketing agent for all MDF produced at the facility for a period of five years from the first day of production of MDF. The MDF Marketing Agreement shall be automatically extended for successive five year periods unless either party elects not to extend.

     The Company was considered to be a development stage enterprise for the year ended December 31, 1997. No substantial operations occurred prior to January 1, 1997.

     Cash and Cash Equivalents

     The Company considers short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method for all inventories, other than spare parts for which the specific identification method is used to determine cost.

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                          December 31, 1998 and 1997



     Debt Service Reserve Funds

     Debt service reserve funds consists of cash account balances, restricted under the Company's permanent credit facility, to be used solely to pay debt service to the extent sufficient funds are not available for such scheduled debt service payments in the Company operating account.

     Property, Plant, and Equipment

     Property, plant, and equipment is stated at cost less accumulated depreciation. Depreciation of buildings, equipment, and other depreciable assets is calculated over the estimated useful lives of the assets by using the units of production method for machinery and equipment and the straight-line method for all other depreciable assets. The estimated useful lives for property, plant, and equipment are as follows:

                   Buildings                     40 years
                   Land improvements             20 years
                   Machinery and equipment       15 years
                   Vehicles                      3 to 5 years

     Routine maintenance and repairs are charged to operating expense, while costs of equipment upgrades and replacements are capitalized. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts and the difference between the net book value of the asset and proceeds from disposition is recognized as a gain or loss.

     Long-lived assets are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and accordingly the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. The Company recorded no such impairment in 1998 or 1997.

     Deferred Debt Costs

     Deferred debt costs consists of various costs related to obtaining the permanent credit facility, the issuance of the Union County, Arkansas Taxable Industrial Development Bonds (Del-Tin Fiber Project) 1998 Series (the "Taxable Bonds"), and the substitution of the letters of credit supporting the Union County, Arkansas Solid Waste Disposal Revenue Bonds (Del-Tin Fiber Project) 1997 Series A & B (the "Tax Exempt Bonds"). (The Taxable Bonds and the Tax Exempt Bonds are collectively called the "Bonds".) Such costs are stated on the 1998 Balance Sheet at original issuance cost, net of amortization on a straight-line basis over the life of the Bonds. (For additional information regarding the Company's financing arrangements, see Note 4 - Long-Term Debt Financing Arrangements.)

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                          December 31, 1998 and 1997



     Start-up Costs

     For 1998 and 1997, the Company expensed all costs related to the start-up of the Company.

     Income Taxes

     Because the Company is a limited liability company, it has the option of being taxed as a partnership or a corporation. The Company elected to be taxed as a partnership and as such is not subject to income taxes at the Company level. All taxes are recognized by the members of the Company.

     Use of Estimates

     Management of the Company has made a number of estimates and assumptions, relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Reclassifications

     Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

Note 2  -  Inventories

     Inventories at December 31, 1998 and 1997 consisted of the following:

                                                          1998            1997
                                                    ----------      ----------
          Raw materials                         $      286,802               -
          Spare parts                                1,714,698         366,560
          Work in progress/finished goods            1,595,988               -
                                                    ----------      ----------
                                                $    3,597,488         366,560
                                                    ==========      ==========

Note 3  -  Property, Plant, and Equipment

     Property, plant, and equipment at December 31, 1998 and 1997 consisted of the following:
                                                          1998            1997
                                                    ----------       ---------
          Land                                  $      331,789         331,789
          Buildings                                  7,420,798               -
          Land improvements                          2,667,676               -
          Machinery and equipment                   89,188,955               -
          Vehicles                                      11,024               -
          Construction-in-progress                           -      82,257,514
                                                   ----------       ----------
                                                    99,620,242      82,589,303
          Less accumulated depreciation             (1,473,448)              -
                                                   ----------       ----------
                                                $   98,146,794      82,589,303
                                                    ==========      ==========

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                          December 31, 1998 and 1997



     Depreciation expense totaled $1,473,448 for 1998.

     During the construction period of the Company's primary plant facility, applicable interest expense was capitalized, net of interest income on invested debt proceeds. Such amounts capitalized were $4,863,715 in 1998 and $2,500,000 in 1997.

Note 4  -  Long-Term Debt and Financing Arrangements

     Long-term debt at December 31, 1998 and 1997 consisted of the following:

                                                             1998        1997
                                                    -------------  ----------
     Union County, Arkansas Taxable Industrial
       Development Revenue Bonds
       (Del-Tin Fiber Project) 1998 Series,
       due October 1, 2027                          $  60,000,000           -

     Union County, Arkansas Solid Waste
       Disposal Revenue Bonds
       (Del-Tin Fiber Project) 1997 Series A,
       due October 1, 2027                             14,500,000  14,500,000

     Union County, Arkansas Solid Waste
       Disposal Revenue Bonds
       (Del-Tin Fiber Project) 1997 Series B,
       due October 1, 2027                             14,500,000  14,500,000

     Note payable to banks                                      -  22,000,000
                                                       ----------  ----------
                                                       89,000,000  51,000,000
       Less current maturities of long-term debt                -           -
                                                       ----------  ----------
       Long-term debt, excluding current
         installments                               $  89,000,000  51,000,000
                                                       ==========  ==========

     The scheduled maturities of required debt sinking fund deposits for the next five years are $1,045,750 in 2001, $4,972,875 in 2002, and $7,676,250
     in 2003. (For additional information regarding financial instruments, see
     Note 6 - Fair Value of Financial Instruments.)

     The Permanent Credit Facility

     In 1998, the Company entered into a permanent credit facility (the "Credit Facility") with several major banking institutions (the "Lenders") having a stated maturity of December 17, 2005 (the "Stated Maturity Date"). The Credit Facility provides a working capital commitment of $10,000,000 (the "Working Capital Commitment Amount") and a letter of credit commitment of $91,225,000 (the "Letter of Credit Commitment Amount") for a total commitment of $101,225,000. Both the working capital and the letter of credit

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                          December 31, 1998 and 1997



     commitments terminate on December 17, 2001 (the "Termination Date"), but the Termination Date for either or both commitments may be annually extended if the Company so requests and all the Lenders agree. In any case, the Termination Date may not be extended beyond the Stated Maturity Date.

     In connection with the Credit Facility, and with the issuance of the Bonds, the Company incurred approximately $1,638,000 in related costs. Such costs are included in the 1998 Balance Sheet in Deferred Debt Costs and are being amortized on a straight-line basis over the life of the Bonds.

          The Working Capital Commitment -- The Company may from time to time receiveworking capital loans from the Lenders, and the amount so loaned may be borrowed, repaid, and reborrowed at the Company's discretion. However, the aggregate amount of working capital loans outstanding must not be more than (1) the Working Capital Commitment Amount at any time; (2) $5 million for 30 consecutive days during 1999; and (3) zero ($0) for 30 consecutive days in each following year of the working capital commitment. Any unpaid principal and interest on working capital loans is due and payable at the termination of the working capital loan commitment. At December 31, 1998, there was one working capital loan outstanding in the amount of $5,000,000, bearing interest at a rate of 6.955 percent.

          The Letter of Credit Commitment -- Three letters of credit have been issued pursuantto the Credit Facility in the aggregate stated amount of $89,824,657 as of December 31, 1998. The letters of credit have a stated expiration of December 17, 2001. Under the Credit Facility, the letters of credit may be extended to the extent that the Termination Date of the letter of credit commitment is extended. If the letters of credit expire before the Stated Maturity Date and are not renewed or replaced, the Lenders will make loans to the Company to purchase the Bonds. Any such loans would be finally due and payable at the Stated Maturity Date.

          The three letters of credit provide a payment mechanism for the Bonds and security for the Bondholders. Two of the letters of credit were issued to replace letters of credit supporting the Tax Exempt Bonds previously issued under the Interim Credit Facilities (described below) and the third was issued to provide initial letter of credit support for the Taxable Bonds. On December 31, 1998, the maximum amount available to be drawn was $14,639,041 under each of the two letters of credit supporting the Tax Exempt Bonds and $60,546,575 under the letter of credit supporting the Taxable Bonds. The maximum amount available to be drawn under the letters of credit cover the principal amount of the relevant Bonds, plus an additional amount to cover interest.

          Security for the Permanent Credit Facility --Substantially all of the Company's assetsare pledged to the Lenders as security for the Credit Facility. The Credit Facility requires the Company to maintain debt service reserve funds in an amount equal to six months' debt service. The debt service to be reserved against includes all required payments for principal (other than for working capital loans), interest, and fees under

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                          December 31, 1998 and 1997



          both the Credit Facility and the Bonds. The funds in the debt service reserve bank accounts may be withdrawn solely to pay debt service to the extent sufficient funds are not available in the Company's operating account. The total amount in the debt service reserve funds as of December 31, 1998 was $4,183,957 and has been classified as noncurrent on the 1998 Balance Sheet due to the restriction placed on the funds.

          The Credit Facility requires the Company to make quarterly deposits into two sinking funds beginning in December of 2001. Failure to make such deposits is a default under the Credit Facility. The amount of the required deposits increases over the term of the Credit Facility, from $1,045,750 per quarter in December 2001, to $3,115,000 per quarter beginning in December 2005. In September 2006, the Company must deposit $49,662,000 into the sinking funds. The Company may not withdraw amounts deposited in the sinking funds during the term of the Credit Facility.

          As further security for the Credit Facility, each member has agreed
          (1) to provide to the Company up to $17,500,000 (for a combined total of $35,000,000) in the form of additional cash equity contributions or subordinated loans, if and to the extent, that the Company is in default under the Credit Facility; or a deficiency exists in the Credit Facility debt service reserve funds or sinking funds; and (2) to pay to the Company in the form of additional cash equity contributions or subordinated loans, the member's prorata portion of the difference between the Company's projected operating cash flow at 90 percent of rated capacity, and the Company's projected operating cash flow at the production rate actually achieved by the Company (the "Operating Cash Flow Variance"), if, and to the extent that, the Company still does not have sufficient funds to pay debt service. The members will no longer be obligated to pay the Operating Cash Flow Variance once the plant successfully completes a minimum production test, planned for the summer of 1999.

     The Bonds

        The Bonds were issued by Union County, Arkansas, to finance the completion of the construction of the Company's MDF plant, as well as the acquisition, construction, and improvement of certain sewage and solid waste disposal facilities related to the Company's MDF plant. Neither the State of Arkansas nor Union County, Arkansas have any liability under the Bonds. The Bonds are payable solely from the proceeds of the letters of credit issued to support the respective Bonds and from Company payments under the Loan Agreement and the Lease Agreement (both described below) with Union County, Arkansas. The Company has also unconditionally guaranteed the payment of all amounts owing under the Bonds to the bondholders. The Company's indebtedness has been presented in these financial statements as though the Company was directly liable for the Bonds.

        The Bonds currently bear interest at a variable rate determined weekly by the remarketing agent of the respective Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The maximum interest rate for the Tax Exempt Bonds is ten percent and 9.5 percent for

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                          December 31, 1998 and 1997



        the Taxable Bonds. The interest rate on the Tax Exempt Bonds at December 31, 1998 and 1997 was 4.2 percent and 3.8 percent, respectively. The interest rate on the Taxable Bonds at December 31, 1998 was 5.7 percent.

        The Company has the right to convert the interest rate payable on the Bonds to either a flexible daily, term, or fixed rate, as defined in the trust indentures for the respective Bonds.

        Union County issued the Tax Exempt Bonds in October 1997 which were issued in two series, Series A and Series B, each in the amount of $14,500,000. In conjunction with this bond issuance, the Company and Union County entered into a loan agreement (the "Loan Agreement") which obligates the Company to make loan payments in the amount required to pay the debt service on the Tax Exempt Bonds. The Tax Exempt Bonds were originally supported by letters of credit (the "Interim Letters of Credit") issued pursuant to the Interim Credit Facilities. As described above, two letters of credit were issued in December 1998 pursuant to the Credit Facility, which replaced the Interim Letters of Credit. The Interim Letters of Credit were canceled prior to December 31, 1998.

        In December 1998, Union County issued the Taxable Bonds, in the amount of $60,000,000. The Company and Union County contemporaneously entered into a lease agreement (the "Lease Agreement") that obligates the Company to make lease payments in an amount necessary to fund the debt service on the Taxable Bonds. As described above, a letter of credit was issued under the Credit Facility to support the Taxable Bonds.

     The Interim Credit Facilities

        Prior to the funding of the Credit Facility, the Company was a party to three interim credit facilities (the "Interim Credit Facilities"). The payment terms and fees and interest payable under each interim credit facility were identical. Borrowings bore interest based upon prime or other various cost of funds options. Facility fees accrued at .05 percent per annum for the unused commitment balances and .20 percent per annum for letters of credit and were payable quarterly. As of December 31, 1998, no amounts were outstanding, and no letters of credit were issued, against any Interim Credit Facility.

        The Company is party with a group of major banks to an Interim Credit Facility totaling $40,000,000. At December 31, 1998, there were no amounts outstanding under either the letters of credit or line of credit portion of this Interim Credit Facility. At December 31, 1997, there were $14,639,000 in letters of credit outstanding under this agreement and $22,000,000 outstanding under the revolving line of credit. This Interim Credit Facility is supported by an unconditional guarantee of Deltic and expires December 31, 2001. The Company intends to terminate this facility during 1999.

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                          December 31, 1998 and 1997



        During 1997 and 1998, the Company was a party with a bank to an Interim Credit Facility totaling $65,000,000. At December 31, 1998, this Interim Credit Facility had been terminated. At December 31, 1997, there was $14,639,000 in letters of credit outstanding under this agreement and $30,100,000 outstanding under the term loan. The $30,100,000 is included in current liabilities in the 1997 Balance Sheet. This Interim Credit Facility was supported by unconditional guaranties of Temple-Inland Forest Products Corporation. The obligations of Temple-Inland Forest Products Corporation under its guarantee are guaranteed by Temple-Inland, Inc.

        During 1997 and 1998, the Company was a party with Deltic to an Interim Credit Facility. At December 31, 1998, this Interim Credit Facility had been terminated. At December 31, 1997, there was $8,100,000 outstanding under this revolving line of credit Interim Credit Facility.

Note 5  -  Funds Held by Trustee

     At December 31, 1998 and 1997, the Company had funds held by the trustee related to the Union County, Arkansas Solid Waste Disposal Bonds Project 1997 Series A and B that were restricted for construction purposes and can be released for payment upon the submission of qualified construction expenditures. At December 31, 1998 and 1997, the funds consisted of money market funds totaling $23,059 and $140,181, respectively, and investments in New York City municipal bonds totaling $3,300,000 and $9,800,000, respectively. The bonds are variable rate and reset weekly, with a maturity date of February 15, 2016. The balance has been classified as noncurrent due to the restriction placed on the funds. At December 31, 1998, the bonds were priced at par, which approximates fair value.

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                          December 31, 1998 and 1997



Note 6  -  Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                    1998                                       1997
                                                       ----------------------------                ---------------------------
                                                        Carrying            Fair                    Carrying           Fair
                                                         Amount            Value                     Amount           Value
                                                       -----------       ----------                ----------       ----------
      Financial assets
        Cash and cash equivalents                    $      47,494           47,494                 9,172,126        9,172,126
        Trade accounts receivable                    $   1,049,667        1,049,667                         -                -
        Other receivables                            $   1,474,628        1,474,628                   173,212          173,212
        Debt service reserve funds                   $   4,183,957        4,183,957                         -                -
        Funds held by trustee                        $   3,323,059        3,323,059                 9,940,181        9,940,181

      Financial liabilities
        Accounts payable                             $   5,280,305        5,280,305                12,376,137       12,376,137
        Accrued expenses and other                   $     524,088          524,088                   251,311          251,311
        Notes payable to bank
          Retainage payable                          $           -                -                   684,610          684,610
          Note payable - Deltic
            Timber Corporation                       $           -                -                 8,100,000        8,100,000
          Long-term debt                             $  89,000,000       89,000,000                51,000,000       51,000,000

        Off balance sheet financial
         instruments
          Letters of credit                          $           -                -                29,278,000       29,278,000

     The carrying amounts shown in the table are included in the Balance Sheets under the indicated captions.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

        . Cash and Cash Equivalents, Trade Accounts Receivable, Other
          Receivables, Accounts Payable, Retainage Payable, Accrued Expenses and Other, and Note Payable - Deltic Timber Corporation -- The carrying amounts approximate fair value because of the short maturity of these instruments.

        . Debt Service Reserve Funds -- The carrying amount approximates fair value since the interest earned on these deposits fluctuates with changes in current market rates.

        . Funds Held by Trustee -- The balance at December 31, 1998, consisted of money market funds and New York City municipal bonds. The money market funds are cash equivalents and the carrying amount approximates fair value. The fair value of the bonds is based on quoted market prices and at December 31, 1998 and 1997, the bonds are recorded at fair value.

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                          December 31, 1998 and 1997



        . Long-term debt, including current maturities -- The carrying amount approximates fair value based on either the short-term maturity of the instrument or variable rates offered that approximate current market rates.

        . Letters of credit -- The fair value approximates the notional amount, which is based on the estimated cost to settle these obligations.

Note 7  -  Lease Commitments

     The Company is obligated under noncancelable operating leases for various equipment.

     As of December 31, 1998, future minimum lease commitments under noncancelable operating leases consisted of the following:

                      1999                  $  187,846
                      2000                  $  187,846
                      2001                  $   85,771
                      2002                  $   22,566

     Rent expense for all operating leases was $195,430 for 1998.

Note 8  -  Related-Party Transactions

     The Company is assessed a fee for marketing services by Temple-Inland. This expense amounted to $227,036 for the year ended December 31, 1998, and is included in Cost of Sales in the accompanying Statements of Operations. The Company is also assessed a fee for computer services by Temple-Inland. This fee amounted to $62,500 in 1998 and is included in General and Administrative Expenses in the accompanying Statements of Operations. As of December 31, 1998, the Company's balance due Temple-Inland for these services totaled $40,154.

     The Company purchases raw materials from Deltic. Total purchases of bark and chips amounted to $2,126,000 for the year ended December 31, 1998. In relation to these purchases, the Company had an outstanding balance payable to Deltic of $70,742 at December 31, 1998.

     The Company had sales of MDF to Temple-Inland totaling $49,567 for the year ended December 31, 1998, which is included in Net Sales in the accompanying Statements of Operations. In relation to these sales, Del-Tin had a receivable of $49,567 from Temple-Inland at December 31, 1998.

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                          December 31, 1998 and 1997



Note 9  -  Supplemental Cash Flows Disclosures

     Interest paid, net of amounts capitalized, was $2,548,434 in 1998. Noncash investing and financing activities, excluded from the Statements of Cash Flows, were: (1) assumptions of accounts payable of $4,048,411 in 1998 and $13,060,741 in 1997 related to capital expenditures for additions of property, plant, and equipment and (2) non-cash capital contributions by the members during 1998 for payment of debt amounting to $4,500,000 and for debt costs paid on behalf of the Company of $1,179,594.

Note 10  -  Year 2000

     In 1998, the Company initiated a plan ("Plan") to identify, assess, and remediate Year 2000 issues within each of its significant computer programs and certain equipment which contain micro-processors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance.

     The Company is in the process of identifying and contacting critical suppliers and customers whose computerized systems interface with the Company's systems, regarding their plans and progress in addressing their Year 2000 issues. The Company has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations, liquidity, or financial condition.