Form 10-Q
period 1999-03-31
DELTIC TIMBER CORP
filed 1999-05-12
CIK 1022469

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

  (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1999
                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        Commission file number 1-12147

                           DELTIC TIMBER CORPORATION
            (Exact name of registrant as specified in its charter)

         Delaware                                              71-0795870

(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


210 East Elm Street, P. O. Box 7200,                            71731-7200
      El Dorado, Arkansas                                       (Zip Code)
(Address of principal executive offices)



      Registrant's telephone number, including area code:  (870) 881-9400

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

Number of shares of Common Stock, $.01 Par Value, outstanding at April 30, 1999, was 12,582,066.



================================================================================

            TABLE OF CONTENTS - FIRST QUARTER 1999 FORM 10-Q REPORT

                                                                          Page
                                                                         Number
                                                                         ------
                        PART I -  FINANCIAL INFORMATION

Item   1.   Financial Statements                                            3

Item   2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      11

Item   3.   Quantitative and Qualitative Disclosures About Market Risk     14


                        PART II - OTHER INFORMATION

Item   1.   Legal Proceedings                                              15

Item   2.   Change in Securities                                           15

Item   3.   Defaults Upon Senior Securities                                15

Item   4.   Submission of Matters to a Vote of Security Holders            15

Item   5.   Other Information                                              15

Item   6.   Exhibits and Reports on Form 8-K                               16

Signatures                                                                 16

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                         Consolidated Balance Sheets
                         ---------------------------
                            (Thousands of dollars)

                                                                                     March 31,       Dec. 31,
                                                                                         1998           1999
                                                                                  ------------    -----------
                                                                                  (unaudited)
Assets
  Current assets
    Cash and cash equivalents                                                     $    5,248          8,160
    Trade accounts receivable - net                                                    9,125          3,995
    Other receivables                                                                  1,430          1,328
    Inventories                                                                        6,460          5,851
    Prepaid expenses and other current assets                                          3,461          3,882
                                                                                   ----------     ----------
       Total current assets                                                           25,724         23,216

  Investment in real estate held for development and sale                             27,491         27,295
  Investment in Del-Tin Fiber                                                          5,112          6,699
  Timber and timberlands - net                                                       168,053        166,588
  Property, plant, and equipment - net                                                46,603         44,104
  Deferred charges and other assets                                                    4,555          4,642
                                                                                   ----------     ----------

       Total assets                                                               $  277,538        272,544
                                                                                   ==========     ==========
Liabilities and Stockholders' Equity
  Current liabilities
    Current maturities of long-term debt                                          $      924            990
    Notes payable                                                                          -            387
    Trade accounts payable                                                             2,477          2,164
    Accrued taxes other than income taxes                                              1,349          1,025
    Bank overdraft                                                                     1,236            817
    Other accrued liabilities                                                          2,214          1,294
                                                                                   ----------     ----------
       Total current liabilities                                                       8,200          6,677

  Long-term debt                                                                      51,036         45,198
  Deferred credits and other noncurrent liabilities                                    8,254          7,535
  Redeemable preferred stock                                                          30,000         30,000
  Stockholders' equity
    Preferred stock                                                                        -              -
    Common stock                                                                         128            128
    Capital in excess of par value                                                    68,808         68,808
    Retained earnings                                                                117,028        114,498
    Unamortized restricted stock awards                                                 (275)          (300)
    Treasury stock                                                                    (5,641)             -
                                                                                   ----------     ----------
       Total stockholders' equity                                                    180,048        183,134
                                                                                   ----------     ----------

       Total liabilities and stockholders' equity                                 $  277,538        272,544
                                                                                  ===========     ==========

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
                         Three Months Ended March 31,
               ------------------------------------------------
               (Thousands of dollars, except per share amounts)

                                                                                           1999                   1998
                                                                                       ---------              ---------
Net sales                                                                            $   31,325                 27,008
                                                                                       ---------              ---------
  Costs and expenses
    Cost of sales                                                                        17,652                 17,138
    Depreciation, amortization, and
      cost of fee timber harvested                                                        3,071                  1,729
    General and administrative expenses                                                   1,833                  1,752
                                                                                       ---------              ---------

       Total costs and expenses                                                          22,556                 20,619
                                                                                       ---------              ---------

       Operating income                                                                   8,769                  6,389

Equity in loss of Del-Tin Fiber                                                          (1,629)                  (404)
Interest income                                                                              67                    327
Interest expense                                                                           (779)                   (48)
Other income/(expense)                                                                       79                     35
                                                                                       ---------              ---------

Income before income taxes                                                                6,507                  6,299

Income taxes                                                                             (2,612)                (2,493)
                                                                                       ---------              ---------

  Net income                                                                         $    3,895                  3,806
                                                                                       =========              =========
Earnings per Common share
    Basic                                                                            $      .26                    .25
                                                                                       =========              =========
    Assuming dilution                                                                $      .26                    .25
                                                                                       =========              =========
Dividends declared per Common share                                                  $    .0625                  .0625
                                                                                       =========              =========
Average Common shares outstanding (thousands)                                            12,745                 12,806
                                                                                       =========              =========

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                         Three Months Ended March 31,
               -------------------------------------------------
                            (Thousands of dollars)

                                                                                        1999       1998
                                                                                     -------    -------
Operating activities
  Net income                                                                         $ 3,895      3,806
  Adjustments to reconcile above income to
    net cash provided/(required) by operating activities
      Depreciation, amortization, and cost of fee timber harvested                     3,071      1,729
      Deferred income taxes                                                              882        (63)
      (Gains)/losses from sales of assets                                                (13)       (11)
      Real estate costs recovered upon sale                                            2,121        954
      Equity in loss of Del-Tin Fiber                                                  1,629        404
      (Increase)/decrease in operating working capital
        other than cash and cash equivalents                                          (3,863)     2,325
      Other                                                                              (79)      (226)
                                                                                    ---------    -------
          Net cash provided/(required) by operating activities                         7,643      8,918
                                                                                    ---------    -------


Investing activities
  Capital expenditures requiring cash                                                 (7,392)    (9,789)
  Net change in purchased stumpage inventory                                          (2,096)    (3,731)
  Proceeds from sales of assets                                                           24         18
  Investment in and advances to Del-Tin Fiber - net                                        -         67
  Other - net                                                                            112        130
                                                                                    ---------   ---------
          Net cash provided/(required) by investing activities                        (9,352)   (13,305)
                                                                                    ---------   ---------

Financing activities
  Proceeds from long-term borrowings                                                   6,000          -
  Repayments of long-term debt                                                          (616)    (1,984)
  Treasury stock purchases                                                            (5,641)         -
  Increase/(decrease) in bank overdraft                                                  419        153
  Preferred Stock dividends paid                                                        (566)      (566)
  Common Stock dividends paid                                                           (799)      (801)
                                                                                    ---------   --------
          Net cash provided/(required) by financing activities                        (1,203)    (3,198)
                                                                                    ---------   --------

Net increase/(decrease) in cash and cash equivalents                                  (2,912)    (7,585)
Cash and cash equivalents at January 1                                                 8,160     31,045
                                                                                    ---------   --------
Cash and cash equivalents at March 31                                                $ 5,248     23,460
                                                                                    =========   ========
Supplemental disclosures
  Income taxes paid, net of refunds                                                  $   523        309
                                                                                    =========   ========
  Interest paid, net of amounts capitalized                                          $   136        163
                                                                                    =========   ========
  Additions to debt - owner financing                                                $     -        347
                                                                                    =========   ========

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                -----------------------------------------------
                            (Thousands of dollars)

                                                                               March 31,             Dec. 31,
                                                                                   1999                 1998
                                                                             ----------           ----------
                                                                             (unaudited)
Cumulative Preferred Stock - $.01 par, authorized
  20,000,000 shares, 600,000 shares issued as
  Redeemable Preferred Stock                                                 $        -                    -
                                                                               --------           ----------
Common Stock - $.01 par, authorized 50,000,000 shares;
  12,813,879 shares issued in 1999 and 1998                                         128                  128
                                                                               --------           ----------
Capital in excess of par value
  Balance at beginning of year                                                   68,808               68,372
  Exercise of stock options                                                           -                   58
  Restricted stock awards                                                             -                  378
                                                                               --------           ----------
         Balance at end of period                                                68,808               68,808
                                                                               --------           ----------
Retained earnings
  Balance at beginning of year                                                  114,498              111,496
  Net income                                                                      3,895                8,474
  Preferred Stock dividends accrued                                                (566)              (2,269)
  Common Stock dividends declared                                                  (799)              (3,203)
                                                                               --------           ----------
         Balance at end of period                                               117,028              114,498
                                                                               --------           ----------

Unamortized restricted stock awards
  Balance at beginning of year                                                    (300)                    -
  Stock awards                                                                       -                  (378)
  Amortization to expense                                                           25                    78
                                                                               --------           ----------
         Balance at end of period                                                 (275)                 (300)
                                                                               --------           ----------
Treasury stock
  Balance at beginning of year                                                       -                     -
  Shares purchased                                                              (5,641)                    -
  Balance at end of period - 231,813 shares of Common
    Stock in 1999, at cost                                                      (5,641)                    -
                                                                               --------           ----------
Total stockholder' equity                                                    $ 180,048               183,134
                                                                               ========           ==========

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                March 31, 1999
                   -----------------------------------------
                   (Unaudited, except for December 31, 1998)


NOTE 1 - INTERIM FINANCIAL STATEMENTS

  The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company=s financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The financial statements in Deltic=s 1998 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior period amounts have been reclassified to conform with 1999 presentation format.


NOTE 2 - EARNINGS PER COMMON SHARE

  The amounts used in computing earnings per share consisted of the following:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
         (Thousands of dollars)                                                 1999        1998
                                                                            --------    --------
         Net income                                                         $  3,895       3,806
         Less Preferred dividends                                               (566)       (566)
                                                                            --------    --------
            Income available to Common shareholders                         $  3,329       3,240
                                                                            ========    ========
         Weighted average number of Common shares
           used in basic EPS                                                  12,745      12,806
         Effect of dilutive stock options                                         14          27
                                                                            --------    --------
         Weighted average number of Common shares
            and dilutive potential Common Stock used in
            EPS assuming dilution                                             12,759      12,833
                                                                            ========    ========
         Earnings per Common share
          Basic                                                             $    .26         .25
                                                                            ========    ========
          Assuming dilution                                                 $    .26         .25
                                                                            ========    ========

NOTE 3 - INVENTORIES

    Inventories at the balance sheet dates consisted of the following:

                                                                            Mar. 31,    Dec. 31,
         (Thousands of dollars)                                                1999        1998
                                                                            -------     --------
         Logs                                                               $  2,257       1,942
         Finished products                                                     3,902       3,616
         Materials and supplies                                                  301         293
                                                                            --------    --------
                                                                            $  6,460       5,851
                                                                            ========    ========

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                March 31, 1999
                  ------------------------------------------
                   (Unaudited, except for December 31, 1998)


NOTE 4 - INVESTMENT IN DEL-TIN FIBER

  The Company owns 50 percent of the membership interest of Del-Tin Fiber, which completed construction of a medium density fiberboard plant in April 1998. The Company's investment in Del-Tin Fiber is carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses recorded on a one-month lag basis.

  The results of operations for the periods ended March 31 and financial position for Del-Tin Fiber as of the balance sheet dates consisted of the following:

                                                                               March 31,     Dec. 31,
      (Thousands of Dollars)                                                     1999         1998
                                                                               ---------    ---------
                                                                              (unaudited)

      Condensed Balance Sheet Information
      Current assets                                                           $   9,974        6,243
      Property, plant, and equipment - net                                        99,407       98,147
      Other noncurrent assets                                                      5,994        9,146
                                                                               ---------    ---------
               Total assets                                                    $ 115,375      113,536
                                                                               =========    =========

      Current liabilities                                                      $  16,108       10,805
      Long-term debt                                                              89,000       89,000
      Members' capital/(deficit)                                                  10,267       13,731
                                                                               ---------    ---------
               Total liabilities and members' capital/(deficit)                $ 115,375      113,536
                                                                               =========    =========

                                                                             Three Months Ended March 31,
                                                                             ---------------------------
                                                                                   1999         1998
                                                                                ---------    ---------
                                                                               (unaudited)
      Condensed Income Statement Information                                   $    6,436           --
      Net sales                                                                 ---------    ---------

      Costs and expenses                                                            6,184          642
               Cost of sales                                                          927            3
               Depreciation                                                         1,617          331
               General and administrative expenses                              ---------    ---------
                                                                                    8,728          976
                        Total costs and expenses                                ---------    ---------

                                                                                  (2,292)         (976)
                        Operating income/(loss)
                                                                                      38            --
      Interest income                                                              (1,210)          --
      Interest expense                                                          ---------    ---------
                                                                                $  (3,464)        (976)
                        Net income/(loss)                                       =========    =========

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                March 31, 1999
                   ------------------------------------------
                    (Unaudited, except for December 31, 1998)


NOTE 5 - TIMBER AND TIMBERLANDS

  Timber and timberlands at the balance sheet dates consisted of the following:

                                                         Mar. 31,     Dec. 31,
    (Thousands of dollars)                                  1999         1998
                                                        --------     --------
    Purchased stumpage inventory                       $  15,306       13,210
    Timberlands                                           55,114       54,710
    Fee timber                                           128,878      128,242
    Logging facilities                                     1,617        1,610
                                                        --------     --------
                                                         200,915      197,772
    Less accumulated costs of fee timber harvested
     and facilities depreciation                        (32,862)     (31,184)
                                                        --------     --------
                                                       $ 168,053      166,588
                                                        ========     ========

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT

  Property, plant, and equipment at the balance sheet dates consisted of the following:

                                                         Mar. 31,    Dec. 31,
    (Thousands of dollars)                                  1999        1998
                                                        --------    --------
    Land                                                $  4,425       4,425
    Land improvements                                      4,048       4,046
    Buildings and structures                               8,651       8,573
    Machinery and equipment                               66,623      62,949
                                                         -------     -------
                                                          83,747      79,993
    Less accumulated depreciation                        (37,144)    (35,889)
                                                         -------     -------
                                                        $ 46,603      44,104
                                                         =======     =======

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                March 31, 1999
                   ----------------------------------------
                   (Unaudited, except for December 31, 1998)


NOTE 7 - BUSINESS SEGMENTS

  Information about the Company's business segments consisted of the following:

                                                         Three Months Ended
                                                               March 31,
                                                         --------------------
  (Thousands of dollars)                                     1999        1998
                                                         --------    --------
  Net sales
    Woodlands                                           $   8,244       9,026
    Mills                                                  18,288      17,007
    Real Estate                                             7,745       2,413
    Agriculture                                               448         463
    Eliminations*                                         (3,400)     (1,901)
                                                         --------    --------
                                                        $  31,325      27,008
                                                         ========    ========

  Income before income taxes
    Operating income
      Woodlands                                         $   5,785       7,786
      Mills                                                   457        (164)
      Real Estate                                           4,071         229
      Agriculture                                              90          55
      Corporate                                            (1,643)     (1,581)
      Eliminations                                              9          64
                                                         --------    --------
         Operating income                                   8,769       6,389
      Equity in loss of Del-Tin Fiber                      (1,629)       (404)
      Interest income                                          67         327
      Interest expense                                       (779)        (48)
      Other income/(expense)                                   79          35
                                                         --------    --------
                                                        $   6,507       6,299
                                                         ========    ========

  Depreciation, amortization, and
   cost of fee timber harvested
      Woodlands                                         $   1,774         629
      Mills                                                   971         821
      Real Estate                                             116          97
      Agriculture                                             145         125
      Corporate                                                65          57
                                                         --------    --------
                                                        $   3,071       1,729
                                                         --------    --------

  Capital expenditures
      Woodlands                                         $   1,322       6,815
      Mills                                                 2,762       1,964
      Real Estate                                           3,213       1,269
      Agriculture                                              49          65
      Corporate                                                46          23
                                                         --------    --------
                                                        $   7,392      10,136
                                                         ========    ========

*Intersegment sales of timber from Woodlands to Mills

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net income for the first quarter of 1999 was $3.9 million, $.26 a share, a $.1 million increase when compared to the first quarter 1998 earnings of $3.8 million, $.25 a share. Operating income for the current quarter totaled $8.8 million, an increase of 37 percent when compared to $6.4 million in the same quarter of 1998. Net cash provided by operating activities was $7.6 million compared to $8.9 million in the first quarter of 1998.

         In the current quarter, operating income increased $2.4 million. The Woodlands segment decreased $2 million due primarily to a 20 percent decrease in the average price for pine sawtimber sold and a $1.1 million increase in the cost of fee timber harvested. The Company's Mills segment increased $.7 million as a result of a five percent decrease in the average manufacturing cost per thousand board feet ("MBF") of finished lumber sold, a two percent increase in average lumber sales price, and a four percent increase in the volume of lumber sold. Real Estate operations increased $3.9 million primarily due to the sale of an approximately 72-acre commercial site.

         The Company's Woodlands segment net sales totaled $8.2 million in the current quarter compared to $9 million a year ago. Sales of pine sawtimber decreased $1.1 million as a result of a $12 per ton decrease in the average sales price of pine sawtimber sold to $47 per ton, partially offset by a 11,300 ton increase in the harvest level to 152,000 tons. Operating income was $5.8 million in 1999 compared to $7.8 million in 1998, mainly due to the decrease in net sales combined with a $1.1 million increase in the cost of fee timber harvested resulting from the increase in harvest levels and a higher cost per ton of timber harvested due primarily to recent acquisitions of timberland.

         The Mills segment generated net sales of $18.3 million in the first quarter of 1999 compared to $17 million in the first quarter of 1998. Finished lumber sales increased $1 million due to a $9 rise in the average sales price per MBF sold to $369, combined with a four percent increase in sales volume to
41.6 million board feet. Operating income was $.5 million in 1999 which compares to an operating loss of $.2 million in 1998. This increase was due primarily to a $20 per MBF decrease in lumber manufacturing cost, mainly as the result of a $14 reduction in the log cost per MBF of lumber produced, and the increase in net sales.

         The Real Estate segment reported net sales of $7.7 million in the current year period compared to $2.4 million a year ago. A 72-acre commercial site was sold in the current quarter for $60,000 per acre, while no commercial development acreage was sold in the first quarter of 1998. Residential lot sales increased by 8 lots to 48, while the average sales price increased from $40,500 to $54,200 per lot due to sales mix. Operating income was $4.1 million in the first quarter of 1999 compared to $.2 million during the first quarter of 1998 primarily as the result of the margin from increased commercial development sales.

         Agriculture operations recorded net sales of $.5 million and operating income of $.1 million for each of the reporting periods, due primarily to the seasonality of farming.

         Equity in the loss of Del-Tin Fiber recorded by the Company was $1.6 million in 1999, which compares to 1998's equity loss, incurred prior to plant start-up, amounting to $.4 million. Corporate interest expense increased $.8 million due to increased borrowings resulting from the Company's timberland acquisition program.

FINANCIAL CONDITION

         During the first quarter of 1999, net cash provided by operating activities totaled $7.6 million compared to $8.9 million during the first quarter of 1998. Changes in operating working capital, other than cash and cash equivalents, required cash of $3.9 million for the first three months of 1999 but provided $2.3 million for the 1998 period.

         Capital expenditures required cash of $7.4 million in the current quarter and $9.8 million a year ago. The decrease was due primarily to $6.6 million utilized to acquire timberland acreage during the 1998 period. Total capital expenditures, summarized by segment, consisted of the following:

         -------------------------------------------------------------------
                                                           Three Months
                                                          Ended March 31,
         -------------------------------------------------------------------
         (Thousands of dollars)                        1999           1998
         -------------------------------------------------------------------
         Woodlands                                $   1,322          6,815
         Mills                                        2,762          1,964
         Real Estate                                  3,213          1,269
         Agriculture                                     49             65
         Corporate                                       46             23
         -------------------------------------------------------------------
             Total capital expenditures               7,392         10,136
         Owner-financed expenditures                      -           (347)
         -------------------------------------------------------------------
             Expenditures requiring cash          $   7,392          9,789
         ===================================================================

         The net change in purchased stumpage inventory to be utilized in the Company's sawmill operations required cash of $2.1 million in 1999 and $3.7 million a year ago. During both periods, Deltic paid dividends of $1.4 million, consisting of $.8 million for Common Stock and $.6 million for Redeemable Preferred Stock. In the current year, borrowings under the Company's revolving credit facility provided $6 million and Deltic made repayments of debt in the amount of $.6 million, while such repayments utilized $2 million in the 1998 period. During the current quarter, treasury stock purchases required cash of $5.6 million. These net uses of funds resulted in a $2.9 million reduction in the Company's cash and cash equivalents since December 31, 1998.

         On January 14, 1999, the Company's Board of Directors authorized a stock repurchase program through which the Company's management has approval to purchase up to $10 million of Common Stock, initially. Under the program, the Company can purchase shares through the open market and privately negotiated transactions at prices deemed appropriate by management, utilizing cash provided by operations and/or from its credit facility. As of March 31, 1999, Deltic had repurchased 231,813 shares at an average cost of approximately $24 per share.

         Deltic's management believes that the cash generated by its operating activities and the remaining amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company's continued timberland acquisition and authorized Common Stock repurchase programs, for the foreseeable future.


YEAR 2000 ISSUE

         Changes since December 31, 1998, in the Company's status of obtaining Year 2000 compliance are included in the following disclosures. The Company's disclosures set forth under the caption, "Management's Discussion and Analysis", in Item 7 of Part II of its 1998 annual report on Form 10-K includes a detailed discussion of the Year 2000 issue and should be read in conjunction with this Form 10-Q.

         The Company has completed the process of identifying the computers, application software, and related equipment that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. The process of modifying or upgrading systems which have been assessed as affected by the Year 2000 problem is progressing as planned. For critical internal computerized systems, the Company has completed this process. For remaining major systems and equipment, including those at operational facilities, the Company still anticipates the completion of any modifications or upgrades required no later than the third quarter of 1999. To- date, the Company has still not incurred significant costs for these modifications since most have been provided by the supplier at no or minimal cost to Deltic. Therefore, the Company continues to anticipate that the cost related to the Year 2000 issue, incurred by the Company, will not be material.

         The Company has communicated with third party suppliers of its major computers, software, and other equipment used, operated, or maintained by the Company, including those at its operational facilities, to identify and, to the extent possible, resolve issues involving the Year 2000 problem. Since the Company has limited or no control over the actions of these suppliers, there can be no assurance that these suppliers will resolve all Year 2000 problems, whether currently known or not, or that the Company will be able to obtain replacement suppliers, before the occurrence of a material disruption to the business of the Company.

         In addition, the Company has issued written communication to all of its suppliers and significant customers in order to attempt to obtain the status of their Year 2000 compliance. To-date, the majority of these suppliers and customers have responded to such communications and have continued to indicate that they have already achieved Year 2000 compliance or expect to do so prior to December 31, 1999. However, the Company can give no assurance that is suppliers or customers will not be materially impacted by the Year 2000 issue. In addition, the Company can give no assurance that failure by its suppliers or customers to achieve Year 2000 compliance will not have a significant impact on the Company's business. However, Deltic is continuing with follow-up communications with critical suppliers and customers.

         Deltic is continuing to develop a contingency plan which would be implemented in the event that any of the Company's efforts to identify and correct Year 2000 problems are not effective. Deltic expects to finalize this contingency plan, for any system or facility for which Year 2000 compliance is not reasonably certain, as its assessment of Year 2000 compliance is nearer to completion.

         The discussion of the Company's efforts, and its management's expectations, relating to Year 2000 compliance are "forward-looking statements" within the meaning of the federal securities laws. Such statements reflect the Company's current expectations and involve risks and uncertainties. Actual results could differ materially from those included in such forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk has not changed significantly from that set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk", in Item 7A of Part II of its 1998 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

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

         None.


ITEM 5.  OTHER INFORMATION

         None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27  Financial Data Schedule.

         (b)  Reports on Form 8-K

              The following item was reported in the Form 8-K dated January 20, 1999:

              Item 5. Other Events - Press release announcing the authorization of Deltic's Common Stock repurchase program.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DELTIC TIMBER CORPORATION


By: /s/ Ron L. Pearce                          Date:   May 10, 1998
   -----------------------------------              ---------------------
   Ron L. Pearce, President
     (Principal Executive Officer)



    /s/ Clefton D. Vaughan                     Date:  May 10, 1998
--------------------------------------              ---------------------
Clefton D. Vaughan, Vice President,
        Finance and Administration
        (Principal Financial Officer)



    /s/ Emily R. Evers                         Date:  May 10, 1998
--------------------------------------              ---------------------
   Emily R. Evers, Controller
(Principal Accounting Officer)