Form 10-Q/A
period 1999-03-31
DELTIC TIMBER CORP
filed 1999-05-17
CIK 1022469

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


DELTIC TIMBER CORPORATION



By:  /s/ Ron L. Pearce                        Date:        May 10, 1999
   --------------------------------                 ----------------------
   Ron L. Pearce, President
     (Principal Executive Officer)



     /s/ Clefton D. Vaughan                   Date:        May 10, 1999
   --------------------------------                 ----------------------
   Clefton D. Vaughan, Vice President,
       Finance and Administration
       (Principal Financial Officer)



     /s/ Emily R. Evers                       Date:        May 10, 1999
   --------------------------------                 ----------------------
   Emily R. Evers, Controller
       (Principal Accounting Officer)