Form 10-Q
period 1999-06-30
DELTIC TIMBER CORP
filed 1999-08-12
CIK 1022469

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Number of shares of Common Stock, $.01 Par Value, outstanding at July 31, 1999, was 12,394,337.




================================================================================

            TABLE OF CONTENTS - SECOND QUARTER 1999 FORM 10-Q REPORT


                                                                          Page
                                                                         Number
                                                                         ------
                        PART I -  Financial Information

Item   1.     Financial Statements                                           3

Item   2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     12

Item   3.     Quantitative and Qualitative Disclosures About Market Risk    17


                          PART II - Other Information

Item   1.     Legal Proceedings                                             18

Item   2.     Change in Securities                                          18

Item   3.     Defaults Upon Senior Securities                               18

Item   4.     Submission of Matters to a Vote of Security Holders           18

Item   5.     Other Information                                             18

Item   6.     Exhibits and Reports on Form 8-K                              18

Signatures                                                                  19

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                        -------------------------------
                            (Thousands of dollars)

                                                            June 30,    Dec. 31,
                                                               1999        1998
                                                            ---------  ---------
                                                           (unaudited)
Assets
 Current assets
  Cash and cash equivalents                                 $   5,352      8,160
  Trade accounts receivable - net                               7,112      3,995
  Other receivables                                             2,850      1,328
  Inventories                                                   6,171      5,851
  Prepaid expenses and other current assets                     6,878      3,882
                                                            ---------  ---------
   Total current assets                                        28,363     23,216

 Investment in real estate held for development and sale       27,329     27,295
 Investment in Del-Tin Fiber                                    5,392      6,699
 Timber and timberlands - net                                 165,961    166,588
 Property, plant, and equipment - net                          48,883     44,104
 Deferred charges and other assets                              4,143      4,642
                                                            ---------  ---------

   Total assets                                             $ 280,071    272,544
                                                            =========  =========
Liabilities and Stockholders' Equity
 Current liabilities
  Current maturities of long-term debt                      $     924        990
  Notes payable                                                     -        387
  Trade accounts payable                                        1,300      2,164
  Accrued taxes other than income taxes                         1,583      1,025
  Bank overdraft                                                1,534        817
  Other accrued liabilities                                     1,795      1,294
                                                            ---------  ---------
   Total current liabilities                                    7,136      6,677

 Long-term debt                                                57,036     45,198
 Deferred credits and other noncurrent liabilities              9,578      7,535
 Redeemable preferred stock                                    30,000     30,000
 Stockholders' equity
  Preferred stock                                                   -          -
  Common stock                                                    128        128
  Capital in excess of par value                               68,808     68,808
  Retained earnings                                           117,993    114,498
  Unamortized restricted stock awards                            (252)      (300)
  Treasury stock                                              (10,356)         -
                                                            ---------  ---------
   Total stockholders' equity                                 176,321    183,134
                                                            ---------  ---------

   Total liabilities and stockholders' equity               $ 280,071    272,544
                                                            =========  =========

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
               ------------------------------------------------
               (Thousands of dollars, except per share amounts)

                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                        --------------------  ------------------
                                           1999       1998      1999      1998
                                        ----------  --------  --------  --------

Net sales                               $   31,061    26,211    62,386    53,219
                                        ----------  --------  --------  --------

Costs and expenses
 Cost of sales                              19,542    19,459    37,194    36,597
 Depreciation, amortization, and
   cost of fee timber harvested              2,750     1,735     5,821     3,464
 General and administrative expenses         1,825     1,098     3,658     2,850
                                        ----------  --------  --------  --------

   Total costs and expenses                 24,117    22,292    46,673    42,911
                                        ----------  --------  --------  --------

   Operating income                          6,944     3,919    15,713    10,308

Equity in loss of Del-Tin Fiber             (1,997)   (1,061)   (3,626)   (1,465)
Interest income                                 53       294       120       621
Interest expense                              (964)      (70)   (1,743)     (118)
Other income/(expense)                       1,203        52     1,282        87
                                        ----------  --------  --------  --------

Income before income taxes                   5,239     3,134    11,746     9,433

Income taxes                                (2,137)   (1,057)   (4,749)   (3,550)
                                        ----------  --------  --------  --------

   Net income                           $    3,102     2,077     6,997     5,883
                                        ==========  ========  ========  ========

Earnings per Common share
 Basic                                  $      .20       .12       .47       .37
                                        ==========  ========  ========  ========

 Assuming dilution                      $      .20       .12       .46       .37
                                        ==========  ========  ========  ========

Dividends declared per Common share     $    .0625     .0625      .125      .125
                                        ==========  ========  ========  ========

Average Common shares outstanding
  (thousands)                               12,453    12,814    12,613    12,810
                                        ==========  ========  ========  ========

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                           Six Months Ended June 30,
               -------------------------------------------------
                            (Thousands of dollars)

                                                                       1999       1998
                                                                   ---------  --------
Operating activities
 Net income                                                        $  6,997     5,883
 Adjustments to reconcile above income to
   net cash provided/(required) by operating activities
   Depreciation, amortization, and cost of fee timber harvested       5,821     3,464
   Deferred income taxes                                              1,869      (179)
   (Gains)/losses from sales of assets                               (1,149)      (32)
   Real estate costs recovered upon sale                              3,457     2,234
   Equity in loss of Del-Tin Fiber                                    3,626     1,465
   (Increase)/decrease in operating working capital,
     other than cash and cash equivalents                            (8,547)   (2,836)
   Other                                                                650       104
                                                                   --------   -------
     Net cash provided/(required) by operating activities            12,724    10,103
                                                                   --------   -------

Investing activities
 Capital expenditures requiring cash                                (15,569)  (17,148)
 Net change in purchased stumpage inventory                            (189)   (5,196)
 Proceeds from sales of assets                                        3,150        51
 Investment in and advances to Del-Tin Fiber - net                   (2,235)     (870)
 Other - net                                                            279       242
                                                                   --------   -------
     Net cash provided/(required) by investing activities           (14,564)  (22,921)
                                                                   --------   -------

Financing activities
 Proceeds from long-term borrowings                                  14,000     2,000
 Repayments of long-term debt                                        (2,616)   (1,993)
 Increase/(decrease) in bank overdraft                                  718      (761)
 Treasury stock purchases                                           (10,356)        -
 Preferred stock dividends paid                                      (1,131)   (1,131)
 Common stock dividends paid                                         (1,583)   (1,602)
                                                                   --------   -------
     Net cash provided/(required) by financing activities              (968)   (3,487)
                                                                   --------   -------

Net increase/(decrease) in cash and cash equivalents                 (2,808)  (16,305)
Cash and cash equivalents at January 1                                8,160    31,045
                                                                   --------   -------

Cash and cash equivalents at June 30                               $  5,352    14,740
                                                                   ========   =======

Supplemental disclosures
 Income taxes paid, net of refunds                                 $  3,229     4,354
                                                                   ========   =======

 Interest paid, net of amounts capitalized                         $  1,682       220
                                                                   ========   =======

 Additions to debt - owner financing                               $      -       347
                                                                   ========   =======

 Dividends declared, not paid                                      $    788         -
                                                                   ========   =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                -----------------------------------------------
                             (Thousands of dollars)

                                                           June 30,    Dec. 31,
                                                              1999        1998
                                                          -----------  ---------
                                                          (unaudited)
Cumulative Preferred Stock - $.01 par, authorized
  20,000,000 shares, 600,000 shares issued as
  Redeemable Preferred Stock                                $      -          -
                                                            --------    -------

Common Stock - $.01 par, authorized 50,000,000 shares;
  12,813,879 shares issued in 1999 and 1998                      128        128
                                                            --------    -------

Capital in excess of par value
 Balance at beginning of year                                 68,808     68,372
 Exercise of stock options                                         -         58
 Restricted stock awards                                           -        378
                                                            --------    -------
 Balance at end of period                                     68,808     68,808
                                                            --------    -------

Retained earnings
 Balance at beginning of year                                114,498    111,496
 Net income                                                    6,997      8,474
 Preferred stock dividends accrued                            (1,131)    (2,269)
 Common stock dividends declared                              (2,371)    (3,203)
                                                            --------    -------
 Balance at end of period                                    117,993    114,498
                                                            --------    -------

Unamortized restricted stock awards
 Balance at beginning of year                                      -          -
 Stock awards                                                   (378)      (378)
 Amortization to expense                                         126         78
                                                            --------    -------
 Balance at end of period                                       (252)      (300)
                                                            --------    -------

Treasury stock
 Balance at beginning of year                                      -          -
 Shares purchased                                            (10,356)         -
                                                            --------    -------
 Balance at end of period - 419,542 shares of
   Common Stock in 1999, at cost                             (10,356)         -
                                                            --------    -------

Total stockholders' equity                                  $176,321    183,134
                                                            ========    =======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 1999
                  -------------------------------------------
                   (Unaudited, except for December 31, 1998)


Note 1 - Interim Financial Statements

 The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The financial statements in Deltic's 1998 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior period amounts have been reclassified to conform with 1999 presentation format.

Note 2 - Earnings per Common Share

 The amounts used in computing earnings per share consisted of the following:

                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                       ---------------------  ------------------
(Thousands, except per share               1999       1998      1999      1998
     amounts)                          ----------  --------  --------  --------

   Net income                             $ 3,102     2,077     6,997     5,883
   Less Preferred dividends                  (565)     (572)   (1,131)   (1,139)
                                          -------    ------    ------    ------
     Income available to Common
       shareholders                       $ 2,537     1,505     5,866     4,744
                                          =======    ======    ======    ======

   Weighted average number of
     Common shares used in basic EPS       12,453    12,814    12,613    12,810
   Effect of dilutive stock options            21        24        18        26
                                          -------    ------    ------    ------
     Weighted average number of
         Common shares and dilutive
         potential Common Stock used
       in EPS assuming dilution            12,474    12,838    12,631    12,836
                                          =======    ======    ======    ======

   Earnings per Common share
     Basic                                $   .20       .12       .47       .37
                                          =======    ======    ======    ======
     Assuming dilution                    $   .20       .12       .46       .37
                                          =======    ======    ======    ======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 1999
                  ------------------------------------------
                   (Unaudited, except for December 31, 1998)

Note 3 - Inventories

   Inventories at the balance sheet dates consisted of the following:

                                                            June 30,   Dec. 31,
(Thousands of dollars)                                         1999       1998
                                                           --------    --------

   Logs                                                      $1,757       1,942
   Finished products                                          4,072       3,616
   Materials and supplies                                       342         293
                                                             ------       -----
                                                             $6,171       5,851
                                                             ======       =====

Note 4 - Investment in Del-Tin Fiber

 The Company owns 50 percent of the membership interest of Del-Tin Fiber, which completed construction of a medium density fiberboard plant in April 1998. The Company's investment in Del-Tin Fiber is carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses recorded on a one-month lag basis.

 Del-Tin Fiber's financial position as of the balance sheet dates and results of operations for the periods ended June 30 consisted of the following:

                                                            June 30,   Dec. 31,
(Thousands of Dollars)                                         1999       1998
                                                           ----------  --------
   Condensed Balance Sheet Information
     Current assets                                          $  7,111     6,243
     Property, plant, and equipment - net                      99,767    98,147
     Other noncurrent assets                                    7,558     9,146
                                                             --------   -------
       Total assets                                          $114,436   113,536
                                                             ========   =======

     Current liabilities                                     $ 14,992    10,805
     Long-term debt                                            89,000    89,000
     Members' capital/(deficit)                                10,444    13,731
                                                             --------   -------
       Total liabilities and members' capital/(deficit)      $114,436   113,536
                                                             ========   =======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 1999
                  ------------------------------------------
                   (Unaudited, except for December 31, 1998)

                                                                                   Three Months Ended     Six Months Ended
                                                                                        June 30,              June 30,
                                                                                  --------------------  --------------------
                                                                                     1999       1998      1999       1998
                                                                                  ----------  --------  ---------  ---------
   Condensed Income Statement
     Information
     Net sales                                                                      $ 7,306       370     13,742        370
                                                                                    -------    ------   --------   --------

     Costs and expenses
       Cost of sales                                                                  9,052     2,517     16,853      3,490
       Depreciation                                                                     963     1,046      1,890      1,049
                                                                                    -------    ------   --------   --------
          Total costs and expenses                                                   10,015     3,563     18,743      4,539
                                                                                    -------    ------   --------   --------

          Operating income/(loss)                                                    (2,709)   (3,193)    (5,001)    (4,169)

     Interest income                                                                    101         -        139          -
     Interest expense                                                                (2,027)        -     (3,237)         -
                                                                                    -------    ------   --------   --------
          Net income/(loss)                                                         $(4,635)   (3,193)    (8,099)    (4,169)
                                                                                    =======             ========   ========

Note 5 - Timber and Timberlands

 Timber and timberlands at the balance sheet dates consisted of the following:

                                                                                                        June 30,   Dec. 31,
   (Thousands of dollars)                                                                                   1999       1998
                                                                                                        --------   --------
   Purchased stumpage inventory                                                                         $ 13,399     13,210
   Timberlands                                                                                            55,240     54,710
   Fee timber                                                                                            129,254    128,242
   Logging facilities                                                                                      1,626      1,610
                                                                                                        --------   --------
                                                                                                         199,519    197,772
   Less accumulated costs of fee timber harvested
     and facilities depreciation                                                                         (33,558)   (31,184)
                                                                                                        --------   --------
                                                                                                        $165,961    166,588
                                                                                                        ========   ========

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 1999
                  ------------------------------------------
                   (Unaudited, except for December 31, 1998)


Note 6 - Property, Plant, and Equipment

 Property, plant, and equipment at the balance sheet dates consisted of the following:

                                    June 30,   Dec. 31,
(Thousands of dollars)                1999       1998
                                    ---------  ---------

   Land                             $  4,425      4,425
   Land improvements                   4,174      4,046
   Buildings and structures            8,994      8,573
   Machinery and equipment            69,835     62,949
                                    --------    -------
                                      87,428     79,993
   Less accumulated depreciation     (38,545)   (35,889)
                                    --------    -------
                                    $ 48,883     44,104
                                    ========    =======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 1999
                  ------------------------------------------
                   (Unaudited, except for December 31, 1998)

Note 7 - Business Segments

 Information about the Company's business segments consisted of the following:

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                      --------------------  ------------------
(Thousands of dollars)                   1999       1998      1999      1998
                                      ----------  --------  --------  --------
 Net sales
   Woodlands                            $ 7,222     6,037    15,466    15,063
   Mills                                 22,569    17,829    40,857    34,836
   Real Estate                            3,967     3,537    11,712     5,950
   Agriculture                              300       196       748       659
   Eliminations*                         (2,997)   (1,388)   (6,397)   (3,289)
                                        -------    ------    ------    ------
                                        $31,061    26,211    62,386    53,219
                                        =======    ======    ======    ======
 Income before income taxes
   Operating income
     Woodlands                          $ 5,159     4,853    10,944    12,639
     Mills                                2,536      (624)    2,993      (788)
     Real Estate                            879       719     4,950       948
     Agriculture                             28       (40)      118        15
     Corporate                           (1,643)     (920)   (3,286)   (2,501)
     Eliminations                           (15)      (69)       (6)       (5)
                                        -------    ------    ------    ------
       Operating income                   6,944     3,919    15,713    10,308
   Equity in loss of Del-Tin Fiber       (1,997)   (1,061)   (3,626)   (1,465)
   Interest income                           53       294       120       621
   Interest expense                        (964)      (70)   (1,743)     (118)
   Other income/(expense)                 1,203        52     1,282        87
                                        -------    ------    ------    ------
                                        $ 5,239     3,134    11,746     9,433
                                        =======    ======    ======    ======
 Depreciation, amortization, and
   cost of fee timber harvested
   Woodlands                            $ 1,307       492     3,082     1,121
   Mills                                  1,107       952     2,077     1,773
   Real Estate                              125       104       241       201
   Agriculture                              147       125       293       250
   Corporate                                 64        62       128       119
                                        -------    ------    ------    ------
                                        $ 2,750     1,735     5,821     3,464
                                        =======    ======    ======    ======
 Capital expenditures
   Woodlands                            $ 3,190     2,923     4,512     9,738
   Mills                                  1,727     1,310     4,489     3,274
   Real Estate                            2,875     2,673     6,088     3,942
   Agriculture                              321       417       370       482
   Corporate                                 64        36       110        59
                                        -------    ------    ------    ------
                                        $ 8,177     7,359    15,569    17,495
                                        =======    ======    ======    ======

 *Intersegment sales of timber from Woodlands to Mills.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Three Months Ended June 30, 1999 Compared with Three Months Ended
June 30, 1998

     Net income for the second quarter of 1999 was $3.1 million, $.20 a share, a 49 percent increase when compared to second quarter 1998 earnings of $2.1 million, $.12 a share. Operating income for the current quarter totaled $6.9 million, an increase of $3 million when compared to $3.9 million in the same quarter of 1998. Net cash provided by operating activities was $5.1 million compared to $1.2 million in the second quarter of 1998.

     In the current quarter, operating income increased $3 million. The Woodlands segment increased $.3 million due primarily to a 43 percent increase in the pine sawtimber harvest level, partially offset by a 12 percent decrease in the average price for pine sawtimber sold. The Company's Mills segment increased $3.1 million as the result of a ten percent increase in average lumber sales price, an eight percent decrease in the average manufacturing cost per thousand board feet ("MBF") of finished lumber sold, and a 16 percent increase in the volume of lumber sold. Real Estate and Agriculture operations' results were virtually the same for both periods and the cost of corporate functions increased $.7 million.

     Woodlands operations reported net sales of $7.3 million in the current quarter compared to $6.1 million a year ago. Sales of pine sawtimber increased $1.2 million as a result of a 36,700 ton increase in the harvest level to 122,600 tons, partially offset by a $6 per ton decrease in the average sales price of pine sawtimber sold to $45 per ton. Operating income was $5.1 million in 1999 compared to $4.8 million in 1998 mainly due to the increase in net sales, partially offset by an $.8 million increase in the cost of fee timber harvested resulting from the increase in harvest levels and a higher cost per ton of timber harvested due primarily to recent acquisitions of timberland.

     The Mills segment produced net sales of $22.6 million in the second quarter of 1999 compared to $17.8 million in the second quarter of 1998. Finished lumber sales increased $4.3 million due to a $37 rise in the average sales price per MBF sold to $398, combined with a 6.9 million board feet increase in sales volume to 49.2 million board feet. Operating income was $2.5 million in 1999, which compares to an operating loss of $.6 million in 1998. The increase was due primarily to the increase in net sales and a $29 per MBF decrease in lumber manufacturing cost, mainly as a result of a $32 reduction in the log cost per MBF of lumber produced.

     The Real Estate segment recorded net sales of $4 million in the current year quarter compared to $3.5 million in the prior year period. Residential lot sales decreased by four lots to 50; however, the average sales price increased $7,300 per lot to $50,200 due to sales mix, resulting in an increase in net sales from residential lot sales. Operating income was $.9 million in the second quarter of 1999 compared to $.8 million during the second quarter of 1998 as the result of the increase in net sales, partially offset by increased advertising costs for the Company's developments.

     Agriculture operation's net sales totaled $.2 million with virtually break-even results in each of the periods due primarily to the seasonality of the Company's farming activities.

     Corporate operating expense was $1.6 million for the second quarter of 1999, an increase of $.7 million from the same quarter in 1998 due mainly to higher general and administrative expenses.

     Equity in the loss of Del-Tin Fiber recorded by the Company was $2 million in 1999 compared to 1998's equity loss of $1.1 million. Corporate interest expense increased $.8 million due to increased borrowings primarily as a result of the Company's timberland acquisition program and other capital projects. A pretax gain on the sale of three tracts of non-strategic timberland, amounting to $1.1 million, was recorded during the second quarter of 1999 with proceeds from this transaction being exchanged for like-kind properties in Deltic's core areas of operations pursuant to tax-free exchange regulations. Income tax expense increased $1.1 million to $2.2 million for the current quarter due to higher pretax earnings.


Six Months Ended June 30, 1999 Compared with Six Months Ended
June 30, 1998

     For the first six months of 1999, net income totaled $7 million, $.47 a share, compared to net income for the six months ended June 30, 1998, of $5.9 million, $.37 a share. The increase was primarily the result of higher operating income from the Company's Mills and Real Estate segments; partially offset by a decrease in operating income from the Woodlands segment, increased corporate operating expenses, an increase in equity loss from Del-Tin Fiber, and increased interest and income tax expense.

     Operating income for the first half of 1999 was $15.7 million, an increase of $5.4 million from 1998. Woodlands operations decreased $1.7 million as the result of an 18 percent decrease in the average pine sawtimber sales price and an increase in the cost of fee timber harvested. The Company's Mills segment increased $3.8 million due to a $24 per MBF higher average lumber sales price, a $25 lower cost per MBF sold, and an 8.7 million board feet increase in finished lumber sales volume. Real Estate operations increased $4 million primarily as the result of the sale of a 72-acre commercial site. Corporate operating expenses increased $.8 million.

     The Woodlands segment generated net sales of $15.5 million during the six months ended June 30, 1999, an increase of $.4 million when compared to $15.1 million during 1998. Pine sawtimber sales increased $.1 million as the result of a 21 percent increase in sales volume to 274,600 tons, offset by a $10 per ton decrease in the average pine sawtimber sales price to $46 per ton. Sales of pine and hardwood pulpwood amounting to $1.2 million rose $.3 million as the result of increased harvest levels. Operating income was $10.9 million for the first half of 1999, compared to $12.6 million in 1998 due to a $1.9 million increase in the cost of fee timber harvested resulting from the increase in harvest levels and a higher cost per ton of timber harvested due primarily to recent acquisitions of timberland.

     Mills operations recorded net sales of $40.9 million during the first six months of 1999 compared to $34.8 million during the same period in 1998. Finished lumber sales increased $5.3 million due to a seven percent increase in the average sales price per MBF sold to $385, combined with an 11 percent increase in sales volume to 90.8 million board feet. Operating income for 1999 was $3 million compared to an operating loss of $.8 million for the 1998 period. The increase was due primarily to the increase in net sales combined with a seven percent decrease in the cost per MBF sold to $352 per MBF. The decrease in cost of lumber sold resulted mainly from a $24 reduction in the log cost per MBF of lumber produced.

     The Company's Real Estate operations reported net sales of $11.7 million during the first half of 1999 compared to $5.9 million during 1998. Residential lot sales totaled 98 lots compared to 94 in 1998 and the average sales price of $52,100 rose $10,200 per lot. The first six months of 1999 benefited from the sale of a 72-acre commercial site for $60,000 per acre, while no commercial sales were closed during the same period in 1998. Operating income of $5 million in 1999 increased $4 million from the first half of 1998, primarily the result of the margin from the commercial sale.

     The Agriculture segment produced net sales of $.7 million in the first six months of both 1999 and 1998. Operating income of $.1 million in the current-year period compared to break-even results for 1998 due to the seasonality of the Company's farming operations.

     Corporate operating expense was $3.3 million for the 1999 period, an increase of $.8 million from the same period in 1998 as the result of higher general and administrative expenses.

     Equity in the loss of Del-Tin Fiber recorded by the Company was $3.6 million in 1999, which compares to 1998's equity loss, primarily incurred prior to plant start-up, amounting to $1.5 million. Corporate interest expense increased by $1.6 million to $1.7 million in 1999 due to the previously discussed increase in borrowings. A pretax gain of $1.1 million on the sale of 7,162 acres of non-strategic timberland benefited the current period. Income tax expense increased $1.2 million to $4.8 million for the first half of 1999 due to increased pretax income.


Financial Condition

     For the first six months of 1999, net cash provided by operating activities totaled $12.7 million compared to $10.1 million for the same period in 1998. Changes in operating working capital, other than cash and cash equivalents, required cash of $8.5 million for the first half of 1999 and $2.8 million for the six months ended June 30, 1998.

     Capital expenditures required cash of $15.6 million in the current year-to-date period and $17.1 million a year ago. Capital expenditures by segment consisted of the following:



        -------------------------------------------------------------
                                                    Six Months
                                                  Ended June 30,
        -------------------------------------------------------------
        (Thousands of dollars)                1999              1998
        -------------------------------------------------------------

        Woodlands                           $ 4,512             9,738
        Mills                                 4,489             3,274
        Real Estate                           6,088             3,942
        Agriculture                             370               482
        Corporate                               110                59
        -------------------------------------------------------------
         Total capital expenditures          15,569            17,495
        Owner-financed expenditures               -              (347)
        -------------------------------------------------------------

         Expenditures requiring cash        $15,569            17,148
        =============================================================

     The net change in purchased stumpage inventory to be utilized in the Company's sawmill operations required cash of $.2 million during the first six months of 1999 and $5.2 million in the first half of 1998. Proceeds from sales of assets provided cash of $3.2 million in 1999. During the six months ended June 30, 1999, the Company advanced $2.2 million to Del-Tin Fiber and paid dividends of $2.7 million, consisting of $1.6 million for Common Stock and $1.1 million for Redeemable Preferred Stock. In the current year, borrowings under the Company's revolving credit facility provided $14 million and Deltic made repayments of debt in the amount of $2.6 million. Purchases of treasury stock in 1999 required cash of $10.4 million. These net uses of funds resulted in a $2.8 million reduction in the Company's cash and cash equivalents since December 31, 1998.

     On May 25, 1999, the Company completed its previously disclosed stock repurchase program. As of that date, Deltic had purchased 419,542 shares of its Common Stock at an average cost of $24.68 per share.

     Deltic's management believes that the cash generated by its operating activities and the remaining amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company's continued timberland acquisition program, for the foreseeable future.

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


Year 2000 Issue

     Changes in the Company's status of obtaining Year 2000 compliance, since March 31, 1999, are included in the following disclosures. The Company's disclosures set forth under the caption, "Management's Discussion and Analysis", in Item 7 of Part II of its 1998 annual report on Form 10-K, which includes a detailed discussion of the Year 2000 issue, and in Item 2 of its first quarter 1999 report on Form 10-Q, which details changes in the Company's Year 2000 compliance efforts during the first quarter, should be read in conjunction with this Form 10-Q.

     The Company has completed the process of identifying the computers, application software, and related equipment that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. The process of modifying or upgrading systems which have been assessed as affected by the Year 2000 problem is progressing as planned. For critical internal computerized systems, the Company has completed this process. For remaining major systems and equipment, including those at operational facilities, the Company still anticipates the completion of any modifications or upgrades required no later than the end of the third quarter of 1999. To-date, the Company has still not incurred significant costs for these modifications since most have been provided by the supplier at no or minimal cost to Deltic. Therefore, the Company continues to anticipate that the cost related to the Year 2000 issue, incurred by the Company, will not be material.

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

         None.


Item 3.  Defaults Upon Senior Securities.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of the stockholders of Deltic Timber Corporation ("Deltic" or "the Company") was held on April 29, 1999. Pursuant to the Company's Amended and Restated Certificate of Incorporation, its Board of Directors consist of three classes who holds office for staggered terms of three years. Set forth below is a listing of the directors elected at the April 29, 1999 annual meeting, the results of such election and the names of directors whose term of office continued after the meeting.


          Director                   Votes for             Votes Withheld
       ---------------------        ----------             --------------
       O. H. Darling, Jr.           12,037,830                 29,667
       Christoph Keller, III        12,037,895                 29,602
       R. Madison Murphy            12,037,812                 29,685
       Alex R. Lieblong             (Term expires in 2000)
       Robert C. Nolan              (Term expires in 2000)
       Ron L. Pearce                (Term expires in 2000)
       Eric M. Heiner               (Term expires in 2001)
       William L. Rosoff            (Term expires in 2001)
       John C. Shealy               (Term expires in 2001)

      In addition to the election of three Class III directors at the April 29, 1999 annual meeting, the prior appointment of KPMG LLP by the Board of Directors as Deltic's independent auditors for 1999 was ratified with 12,059,795 shares voted in favor, 4,142 shares voted against and 3,560 shares withheld.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DELTIC TIMBER CORPORATION



By:        /s/Ron L. Pearce                  Date:      August 12, 1999
   --------------------------------------          ----------------------
           Ron L. Pearce, President
       (Principal Executive Officer)



           /s/Clefton D. Vaughan             Date:      August 12, 1999
   --------------------------------------          ----------------------
     Clefton D. Vaughan, Vice President,
         Finance and Administration
         (Principal Financial Officer)



           /s/Emily R. Evers                 Date:      August 12, 1999
   -------------------------------------           ----------------------
       Emily R. Evers, Controller
    (Principal Accounting Officer)