Form 10-Q
period 1999-09-30
DELTIC TIMBER CORP
filed 1999-11-04
CIK 1022469

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        Commission file number 1-12147

                           DELTIC TIMBER CORPORATION
            (Exact name of registrant as specified in its charter)

                        Delaware                                                        71-0795870
  (State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)

210 East Elm Street, P. O. Box 7200, El Dorado, Arkansas                               71731-7200
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

Number of shares of Common Stock, $.01 Par Value, outstanding at October 31, 1999, was 12,394,335.



================================================================================

            TABLE OF CONTENTS - THIRD QUARTER 1999 FORM 10-Q REPORT

                                                                              Page
                                                                             Number
                                                                             ------
                        PART I -  Financial Information

Item   1.  Financial Statements                                              3

Item   2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        12

Item   3.  Quantitative and Qualitative Disclosures About Market Risk       18


                          PART II - Other Information

Item   1.  Legal Proceedings                                                19

Item   2.  Changes in Securities and Use of Proceeds                        19

Item   3.  Defaults Upon Senior Securities                                  19

Item   4.  Submission of Matters to a Vote of Security Holders              19

Item   5.  Other Information                                                19

Item   6.  Exhibits and Reports on Form 8-K                                 19

Signatures                                                                  20

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                         -----------------------------
                            (Thousands of dollars)

                                                                   Sept. 30,        Dec. 31,
                                                                       1999            1998
                                                                 ----------       ---------
                                                                 (unaudited)
Assets
  Current assets
    Cash and cash equivalents                                     $  5,438            8,160
    U.S. government securities                                         936                -
    Trade accounts receivable - net                                  6,386            3,995
    Other receivables                                                1,945            1,328
    Inventories                                                      7,574            5,851
    Prepaid expenses and other current assets                        7,480            3,882
                                                                  --------          -------
      Total current assets                                          29,759           23,216

  Investment in real estate held for development and sale           34,079           27,295
  Investment in Del-Tin Fiber                                        4,357            6,699
  Timber and timberlands - net                                     163,660          166,588
  Property, plant, and equipment - net                              43,828           44,104
  Deferred charges and other assets                                  4,107            4,642
                                                                  --------          -------

      Total assets                                                $279,790          272,544
                                                                  ========          =======
Liabilities and Stockholders' Equity
  Current liabilities
    Current maturities of long-term debt                          $    924              990
    Notes payable                                                       13              387
    Trade accounts payable                                           3,210            2,164
    Accrued taxes other than income taxes                            1,182            1,025
    Bank overdraft                                                   1,263              817
    Other accrued liabilities                                        1,322            1,294
                                                                  --------          -------
      Total current liabilities                                      7,914            6,677

  Long-term debt                                                    53,024           45,198
  Deferred credits and other noncurrent liabilities                 10,696            7,535
  Redeemable preferred stock                                        30,000           30,000
  Stockholders' equity
    Preferred stock                                                      -                -
    Common stock                                                       128              128
    Capital in excess of par value                                  68,808           68,808
    Retained earnings                                              119,804          114,498
    Unamortized restricted stock awards                               (228)            (300)
    Treasury stock                                                 (10,356)               -
                                                                  --------          -------
      Total stockholders' equity                                   178,156          183,134
                                                                  --------          -------

      Total liabilities and stockholders' equity                  $279,790          272,544
                                                                  ========          =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
               ------------------------------------------------
               (Thousands of dollars, except per share amounts)

                                            Three Months Ended                   Nine Months Ended
                                               September 30,                        September 30,
                                         -----------------------               ---------------------
                                             1999           1998                 1999           1998
                                         --------        -------               ------        -------
Net sales                                 $33,086         29,088               95,472         82,307
                                          -------         ------               ------         ------

Costs and expenses
 Cost of sales                             23,270         23,016               60,464         59,613
 Depreciation, amortization, and
   cost of fee timber harvested             2,478          1,817                8,299          5,281
 General and administrative expenses        1,303          1,268                4,961          4,118
                                          -------         ------               ------         ------

   Total costs and expenses                27,051         26,101               73,724         69,012
                                          -------         ------               ------         ------

   Operating income                         6,035          2,987               21,748         13,295

Equity in loss of Del-Tin Fiber            (2,138)        (1,491)              (5,764)        (2,956)
Interest income                                69            238                  189            859
Interest expense                             (910)          (397)              (2,653)          (515)
Other income/(expense)                         93            285                1,375            372
                                          -------         ------               ------         ------

Income before income taxes                  3,149          1,622               14,895         11,055

Income taxes                                 (795)          (686)              (5,544)        (4,236)
                                          -------         ------               ------         ------

   Net income                             $ 2,354            936                9,351          6,819
                                          =======         ======               ======         ======

Earnings per Common share
 Basic                                    $   .14            .03                  .61            .40
                                          =======         ======               ======         ======
 Assuming dilution                        $   .14            .03                  .61            .40
                                          =======         ======               ======         ======

Dividends declared per Common share       $ .0625          .0625                .1875          .1875
                                          =======         ======               ======         ======

Average Common shares outstanding
  (thousands)                              12,394         12,814               12,539         12,811
                                          =======         ======               ======         ======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                        Nine Months Ended September 30,
               -------------------------------------------------
                            (Thousands of dollars)

                                                                      1999       1998
                                                                   ---------  --------
Operating activities
 Net income                                                        $  9,351     6,819
 Adjustments to reconcile above income to
   net cash provided/(required) by operating activities
   Depreciation, amortization, and cost of fee timber harvested       8,299     5,281
   Deferred income taxes                                              2,377      (492)
   (Gains)/losses from sales of assets                               (1,157)      (82)
   Real estate costs recovered upon sale                              4,814     3,205
   Equity in loss of Del-Tin Fiber                                    5,764     2,956
   (Increase)/decrease in operating working capital,
     other than cash and cash equivalents                            (7,098)      479
   Other                                                              1,270       473
                                                                   --------   -------
     Net cash provided/(required) by operating activities            23,620    18,639
                                                                   --------   -------

Investing activities
 Capital expenditures requiring cash                                (21,719)  (69,926)
 Net change in purchased stumpage inventory                           2,633    (5,914)
 Proceeds from sales of assets                                        3,167       357
 Purchases of U. S. government securities                              (936)        -
 Investment in and advances to Del-Tin Fiber - net                   (3,295)   (6,870)
 Other - net                                                            389       500
                                                                   --------   -------
     Net cash provided/(required) by investing activities           (19,761)  (81,853)
                                                                   --------   -------

Financing activities
 Proceeds from long-term borrowings                                  14,000    45,000
 Repayments of long-term debt                                        (6,628)   (1,993)
 Increase/(decrease) in bank overdraft                                  448       (42)
 Treasury stock purchases                                           (10,356)        -
 Preferred stock dividends paid                                      (1,697)   (1,697)
 Common stock dividends paid                                         (2,348)   (2,403)
                                                                   --------   -------
     Net cash provided/(required) by financing activities            (6,581)   38,865
                                                                   --------   -------

Net increase/(decrease) in cash and cash equivalents                 (2,722)  (24,349)
Cash and cash equivalents at January 1                                8,160    31,045
                                                                   --------   -------

Cash and cash equivalents at September 30                          $  5,438     6,696
                                                                   ========   =======

Supplemental disclosures
 Income taxes paid, net of refunds                                 $  4,586     5,392
                                                                   ========   =======

 Interest paid, net of amounts capitalized                         $  1,970       562
                                                                   ========   =======

 Additions to debt - owner financing                               $     13       347
                                                                   ========   =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                -----------------------------------------------
                            (Thousands of dollars)

                                                           Sept. 30,   Dec. 31,
                                                             1999        1998
                                                          -----------  ---------
                                                          (unaudited)
Cumulative Preferred Stock - $.01 par, authorized
  20,000,000 shares, 600,000 shares issued as
  Redeemable Preferred Stock                                $      -          -
                                                            --------    -------

Common Stock - $.01 par, authorized 50,000,000 shares;
  12,813,879 shares issued in 1999 and 1998                      128        128
                                                            --------    -------

Capital in excess of par value
   Balance at beginning of year                               68,808     68,372
   Exercise of stock options                                       -         58
   Restricted stock awards                                         -        378
                                                            --------    -------
   Balance at end of period                                   68,808     68,808
                                                            --------    -------

Retained earnings
   Balance at beginning of year                              114,498    111,496
   Net income                                                  9,351      8,474
   Preferred stock dividends accrued                          (1,697)    (2,269)
   Common stock dividends declared                            (2,348)    (3,203)
                                                            --------    -------
   Balance at end of period                                  119,804    114,498
                                                            --------    -------

Unamortized restricted stock awards
   Balance at beginning of year                                 (300)         -
   Stock awards                                                    -       (378)
   Amortization to expense                                        72         78
                                                            --------    -------
   Balance at end of period                                     (228)      (300)
                                                            --------    -------

Treasury stock
   Balance at beginning of year                                    -          -
   Shares purchased                                          (10,356)         -
                                                            --------    -------
   Balance at end of period - 419,544 shares of
     Common Stock in 1999, at cost                           (10,356)         -
                                                            --------    -------

Total stockholders' equity                                  $178,156    183,134
                                                            ========    =======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 1999
                  -------------------------------------------
                   (Unaudited, except for December 31, 1998)


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

Note 2 - Earnings per Common Share

 The amounts used in computing earnings per share consisted of the following:

                                               Three Months Ended             Nine Months Ended
                                                 September 30,                  September 30,
                                             ---------------------         --------------------
         (Thousands, except per share            1999         1998             1999        1998
                                             --------     --------         --------     -------
          amounts)
         Net income                          $ 2,354           936            9,351      6,819
         Less Preferred dividends               (566)         (566)          (1,697)    (1,704)
                                             -------        ------           ------     ------
           Income available to Common
             shareholders                    $ 1,788           370            7,654      5,115
                                             =======        ======           ======     ======

         Weighted average number of
           Common shares used in basic EPS    12,394        12,814           12,539     12,811
         Effect of dilutive stock options         16            11               17         21
                                             -------        ------           ------     ------
            Weighted average number of
             Common shares and dilutive
             potential Common Stock used
             in EPS assuming dilution         12,410        12,825           12,556     12,832
                                             =======        ======           ======     ======

         Earnings per Common share
            Basic                            $   .14           .03              .61        .40
                                             =======        ======           ======     ======
            Assuming dilution                $   .14           .03              .61        .40
                                             =======        ======           ======     ======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 1999
                  ------------------------------------------
                   (Unaudited, except for December 31, 1998)


Note 3 - Inventories

   Inventories at the balance sheet dates consisted of the following:

                                                                        Sept. 30,       Dec. 31,
     (Thousands of dollars)                                                 1999           1998
                                                                        --------        -------
     Logs                                                                 $2,358          1,942
     Finished products                                                     4,890          3,616
     Materials and supplies                                                  326            293
                                                                        --------        -------
                                                                          $7,574          5,851
                                                                        ========        =======


Note 4 - Investment in Del-Tin Fiber

   The Company owns 50 percent of the membership interest of Del-Tin Fiber, which completed construction of a medium density fiberboard plant in April 1998. The Company's investment in Del-Tin Fiber is carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses recorded on a one-month lag basis.

   Del-Tin Fiber's financial position as of the balance sheet dates and results of operations for the periods ended September 30 consisted of the following:

                                                                        Sept. 30,       Dec. 31,
     (Thousands of Dollars)                                                 1999           1998
                                                                       ---------       --------
     Condensed Balance Sheet Information
       Current assets                                                   $  9,637         6,243
       Property, plant, and equipment - net                               98,939        98,147
       Other noncurrent assets                                             4,756         9,146
                                                                        --------       -------
         Total assets                                                   $113,332       113,536
                                                                        ========       =======

       Current liabilities                                              $ 15,578        10,805
       Long-term debt                                                     89,000        89,000
       Members' capital/(deficit)                                          8,754        13,731
                                                                        --------       -------
         Total liabilities and members' capital/(deficit)               $113,332       113,536
                                                                        ========       =======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 1999
                  ------------------------------------------
                   (Unaudited, except for December 31, 1998)

                                                     Three Months Ended          Nine Months Ended
                                                       September 30,               September 30,
                                                    -------------------         -------------------
                                                         1999      1998             1999       1998
                                                    ---------   -------         --------    -------
   Condensed Income Statement
    Information
     Net sales                                        $ 9,161     2,852           22,903      3,222
                                                      -------    ------         --------   --------

     Costs and expenses
       Cost of sales                                    9,707     4,522           26,560      8,291
       Depreciation                                     1,264      (511)           3,154        538
                                                      -------    ------         --------   --------
          Total costs and expenses                     10,971     4,011           29,714      8,829
                                                      -------    ------         --------   --------

          Operating income/(loss)                      (1,810)   (1,159)          (6,811)    (5,607)

     Interest income                                       74         -              213          -
     Interest expense                                  (1,733)        -           (4,970)         -
                                                      -------    ------         --------   --------
          Net income/(loss)                           $(3,469)   (1,159)         (11,568)    (5,607)
                                                      =======    ======         ========   ========

Note 5 - Timber and Timberlands

  Timber and timberlands at the balance sheet dates consisted of the following:

                                                                        Sept. 30,        Dec. 31,
   (Thousands of dollars)                                                   1999            1998
                                                                        --------        --------
   Purchased stumpage inventory                                         $ 10,577          13,210
   Timberlands                                                            61,797          54,710
   Fee timber                                                            124,308         128,242
   Logging facilities                                                      1,633           1,610
                                                                        --------        --------
                                                                         198,315         197,772
   Less accumulated costs of fee timber harvested
     and facilities depreciation                                         (34,655)        (31,184)
                                                                        --------        --------
                                                                        $163,660         166,588
                                                                        ========        ========

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 1999
                  ------------------------------------------
                   (Unaudited, except for December 31, 1998)


Note 6 - Property, Plant, and Equipment

 Property, plant, and equipment at the balance sheet dates consisted of the following:

                                                        Sept. 30,      Dec. 31,
     (Thousands of dollars)                                 1999          1998
                                                      ----------     ---------
     Land                                              $  4,425          4,425
     Land improvements                                    4,174          4,046
     Buildings and structures                             4,418          8,573
     Machinery and equipment                             70,021         62,949
                                                       --------       --------
                                                         83,038         79,993
     Less accumulated depreciation                      (39,210)       (35,889)
                                                       --------       --------
                                                       $ 43,828         44,104
                                                       ========       ========

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 1999
                  ------------------------------------------
                   (Unaudited, except for December 31, 1998)

Note 7 - Business Segments

 Information about the Company's business segments consisted of the following:

                                            Three Months Ended        Nine Months Ended
                                               September 30,             September 30,
                                        -----------------------      ---------------------
(Thousands of dollars)                        1999         1998          1999         1998
                                        ----------     --------      --------     --------
 Net sales
   Woodlands                               $ 6,626        6,002        22,092       21,065
   Mills                                    22,891       16,663        63,748       51,499
   Real Estate                               4,253        3,621        15,965        9,571
   Agriculture                                 673        4,879         1,421        5,538
   Eliminations*                            (1,357)      (2,077)       (7,754)      (5,366)
                                           -------       ------        ------       ------
                                           $33,086       29,088        95,472       82,307
                                           =======       ======        ======       ======
 Income before income taxes
   Operating income
     Woodlands                             $ 3,451        3,824        14,395       16,463
     Mills                                   2,938       (1,050)        5,931       (1,838)
     Real Estate                             1,101          996         6,051        1,944
     Agriculture                               (80)         457            38          472
     Corporate                              (1,147)      (1,101)       (4,433)      (3,602)
     Eliminations                             (228)        (139)         (234)        (144)
                                           -------       ------        ------       ------
       Operating income                      6,035        2,987        21,748       13,295
   Equity in loss of Del-Tin Fiber          (2,138)      (1,491)       (5,764)      (2,956)
   Interest income                              69          238           189          859
   Interest expense                           (910)        (397)       (2,653)        (515)
   Other income/(expense)                       93          285         1,375          372
                                           -------       ------        ------       ------
                                           $ 3,149        1,622        14,895       11,055
                                           =======       ======        ======       ======
 Depreciation, amortization, and
   cost of fee timber harvested
   Woodlands                               $ 1,144          574         4,226        1,695
   Mills                                     1,025          945         3,102        2,718
   Real Estate                                  97          107           338          308
   Agriculture                                 141          129           434          379
   Corporate                                    71           62           199          181
                                           -------       ------        ------       ------
                                           $ 2,478        1,817         8,299        5,281
                                           =======       ======        ======       ======
 Capital expenditures
   Woodlands                               $ 1,733       48,844         6,245       58,582
   Mills                                     1,893        1,318         6,382        4,592
   Real Estate                               2,392        2,280         8,480        6,222
   Agriculture                                 135           79           505          561
   Corporate                                    10          257           120          316
                                           -------       ------        ------       ------
                                           $ 6,163       52,778        21,732       70,273
                                           =======       ======        ======       ======

 *Intersegment sales of timber from Woodlands to Mills.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998


     Net income for the third quarter of 1999 was $2.4 million, $.14 a share, an increase of $1.5 million when compared to third quarter 1998 earnings of $.9 million, $.03 a share. Operating income for the current quarter totaled $6 million, an increase of $3 million when compared to the same quarter in 1998. Net cash provided by operating activities was $10.9 million, a 28 percent increase when compared to $8.5 million for the third quarter of 1998.

     In the current quarter, operating income increased $3 million. The Woodlands segment decreased $.4 million due to a $.6 million increase in the cost of fee timber harvested and a 41 percent increase in silviculture expenses, partially offset by a three percent increase in the pine sawtimber harvest level and a two percent increase in the average price for pine sawtimber sold. The Company's Mill segment increased $3.9 million as the result of a 22 percent increase in average lumber sales price, a three percent decrease in the average manufacturing cost per thousand board feet ("MBF") of finished lumber sold, and an 18 percent increase in the volume of lumber sold. The Real Estate segment increased $.3 million due primarily to a $.4 million increase in margin from commercial development sales and a $.2 million increase in residential lots sales margin, partially offset by a $.4 million decrease in the margin from undeveloped real estate acreage sales. Agriculture operations decreased $.6 million resulting from the timing of sales for products harvested.

     Woodlands operations reported net sales of $6.6 million in the current quarter compared to $6 million a year ago. Sales of pine sawtimber increased $.2 million as a result of a 2,700 ton increase in the harvest level to 104,300 tons and a $1 per ton increase in the average sales price of pine sawtimber sold to $50 per ton. Hardwood sawtimber sales increased $.3 million due to the timing of sales. Operating income was $3.5 million in 1999 compared to $3.9 million in 1998 with the reduction due mainly to two items related to the Company's timberland acquisition program. First, the cost of fee timber harvested increased by $.6 million, which reflects a higher basis of timber on acquired lands compared to historical levels. Second, seasonal silvicultural expense was $.4 million higher as some acquired lands were deemed to require more extensive management than they had received prior to the Company's ownership.

     The Mills segment produced net sales of $22.8 million in the third quarter of 1999 compared to $16.7 million in the third quarter of 1998. Finished lumber sales increased $6.1 million due to a $72 rise in the average sales price per MBF sold to $403, combined with a 7.5 million board feet increase in sales volume to 50.2 million board feet. Operating income was $2.9 million in 1999, which compares to an operating loss of $1 million in 1998. The increase was due primarily to the increase in net sales and an $11 per MBF decrease in lumber manufacturing cost, mainly as the result of a $13 reduction in the log cost per MBF of lumber produced.

     The Company's Real Estate segment recorded net sales of $4.3 million in the current-year quarter compared to $3.7 million in the prior-year period. A two-acre commercial site was sold in the 1999 period for $309,400 per acre, while an
 .86-acre site was sold for $350,000 per acre in the 1998 period. Residential lot sales increased by 19 lots to 47, while average sales price decreased $8,600 per lot to $47,500 due to sales mix. A sale of 30.5 acres of undeveloped acreage for $.2 million was recorded in 1999; however, sales of 85 acres for $.6 million were reported in 1998. Operating income was $1.1 million in the third quarter of 1999 compared to $.8 million during the third quarter of 1998 as the result of the increase in net sales.

     Agriculture operations' net sales totaled $.7 million for the current three-month period compared to $4.8 million a year ago, due mainly to the timing of sales for crops harvested and decreased commodity prices. Because of depressed commodity prices during the third quarter for the crops grown by the Company in 1999, Deltic's management decided to take advantage of its available storage facilities and hold a significant portion of its corn production in inventory while monitoring price levels. A loss from operations of $.1 million for the 1999 period compared to operating income of $.5 million in the 1998 period due mainly to the decrease in sales activity.

     Corporate operating expense was $1.1 million for both periods. Equity in the loss of Del-Tin Fiber recorded by the Company was $2.2 million in 1999 compared to 1998's equity loss of $1.5 million. While Del-Tin Fiber's production of medium density fiberboard ("MDF") and the resulting shipments have increased each month following modifications to critical equipment completed during a plant shutdown in June 1999, financial results have continued to be unsatisfactory due to lower average sales prices than expected for MDF and higher production costs. Corporate interest expense increased $.5 million to $.9 million due to increased borrowings primarily as a result of the Company's timberland acquisition program and other capital projects. Income tax expense was $.7 million for both quarters due primarily to higher pretax income, offset by recording income tax accrual adjustments relating to prior periods during the current quarter and from lower state income taxes.


Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998


     For the first nine months of 1999, net income totaled $9.4 million, $.61 a share, compared to net income for the nine months ended September 30, 1998, of $6.8 million, $.40 a share. The increase was primarily the result of higher operating income from the Company's Mills and Real Estate segments and a pretax gain on the sale of non-strategic timberland, partially offset by a decrease in operating income from the Woodlands and Agriculture segments, increased corporate operating expenses, an increase in the equity loss from Del-Tin Fiber, and increased interest and income tax expense.

     Operating income for the 1999 period was $21.7 million, an increase of $8.4 million from 1998. Woodlands operations decreased $2.1 million as the result of a 13 percent decrease in the average pine sawtimber sales price and an increase in the cost of fee timber harvested. The Company's Mills segment increased $7.7 million due to a $41 per MBF higher average lumber sales price, a $20 lower cost per MBF sold, and a 16 million board feet increase in finished lumber sales volume. The Real Estate segment increased $4.3 million, primarily the result of increased commercial development sales. Agriculture operations decreased $.5 million due mainly to timing of sales. Corporate operating expenses increased $.8 million.

     The Woodlands segment generated net sales of $22.1 million during the nine months ended September 30, 1999, a five percent increase when compared to $21.1 million during 1998. Pine sawtimber sales increased $.3 million as the result of a 15 percent increase in sales volume to 378,800 tons, offset by a $7 per ton decrease in the average pine sawtimber sales price to $47 per ton. Sales of pine and hardwood pulpwood, amounting to $1.7 million, rose $.4 million as the result of increased harvest levels. Operating income was $14.4 million for the first nine months of 1999, compared to $16.5 million in 1998. The decrease was mainly due to a $2.5 million increase in the cost of fee timber harvested resulting from two primary reasons. First, the harvest level was increased and, second, a higher cost per ton of timber harvested due primarily to recent timberland acquisitions. In addition, a $.4 million increase in silviculture expenses was incurred compared to last year. These unfavorable changes were partially offset by the increase in net sales.

     Mills operations recorded net sales of $63.7 million during 1999 compared to $51.5 million during the same period in 1998. Finished lumber sales increased $11.4 million due to a 12 percent increase in the average sales price per MBF sold to $391, combined with a 13 percent increase in sales volume to 141 million board feet. Operating income for 1999 was $5.9 million compared to an operating loss of $1.8 million for the 1998 period. The increase was due primarily to the increase in net sales, combined with a five percent decrease in the cost per MBF sold to $349. The decrease in cost of lumber sold resulted mainly from a $20 reduction in the log cost per MBF of lumber produced.

     The Company's Real Estate segment reported net sales of $16 million during the 1999 period compared to $9.6 million during 1998. The first nine months of 1999 included commercial development sales of approximately 74 acres for $5 million, while an .86-acre commercial site was sold in 1998 for $.3 million. Residential lot sales totaled 145 lots compared to 122 in 1998 and the average sales price rose $5,500 per lot to $50,600. Sales of approximately 47 acres of undeveloped real estate acreage for $5,000 per acre were recorded in 1999, but 1998 included sales of 85 acres for $.6 million. Operating income of $6.1 million in 1999 increased $4.3 million from 1998, primarily the result of the increased margins from commercial development and residential lot sales, partially offset by the decreased margin from undeveloped acreage sales and increased sales commission expense.

     Agriculture operations produced net sales of $1.4 million in 1999, a decrease of $4.1 million from $5.5 million in 1998 due to the Company's decision to sell very little of its 1999 production as of September 30, 1999, as the result of depressed prices for soybeans and corn. Break-even operating results for 1999 compared to 1998 operating income of $.5 million, resulting from the decrease in sales activity.

     Corporate operating expense was $4.4 million for the 1999 period, an increase of $.8 million from the same period in 1998 as the result of higher general and administrative expenses. Equity in the loss of Del-Tin Fiber recorded by the Company was $5.8 million in 1999 compared to 1998's equity loss of $3 million due primarily to previously discussed factors impacting operating results for the MDF plant and the timing of plant start-up in 1998. Corporate interest income decreased $.7 million, while interest expense increased by $2.1 million to $2.6 million in 1999 due to the previously discussed increase in borrowings. A pretax gain of $1.1 million on the sale of 7,162 acres of non-strategic timberland benefited the current year. Income tax expense increased $1.2 million to $5.5 million for 1999 due primarily to increased pretax income.

Financial Condition


     For the first nine months of 1999, net cash provided by operating activities totaled $23.6 million compared to $18.6 million for the same period in 1998. Changes in operating working capital, other than cash and cash equivalents, required cash of $7.1 million for the nine months ended September 30, 1999, but provided cash of $.5 million in 1998.

     Capital expenditures required cash of $21.7 million in the current year-to-date period and $69.9 million a year ago. Capital expenditures by segment consisted of the following:


              ---------------------------------------------------
                                                    Nine Months
                                                  Ended Sept. 30,
              ---------------------------------------------------
              (Thousands of dollars)              1999     1998
              ---------------------------------------------------

              Woodlands                         $ 6,245   58,582
              Mills                               6,382    4,592
              Real Estate                         8,480    6,222
              Agriculture                           505      561
              Corporate                             120      316
              --------------------------------------------------
                Total capital expenditures       21,732   70,273
              Owner-financed expenditures           (13)    (347)
              --------------------------------------------------

                Expenditures requiring cash     $21,719   69,926
              ==================================================

     The decrease in capital expenditures was due primarily to $58 million utilized to acquire timberland in the 1998 period compared to $4.8 million for the same period in 1999. The net change in purchased stumpage inventory to be utilized in the Company's sawmill operations provided cash of $2.6 million during the first nine months of 1999, while requiring cash of $5.9 million in the 1998 period. Proceeds from the sale of assets (non-strategic timberland) provided cash of $3.2 million in 1999 and $.4 million in 1998. During the nine months ended September 30, 1999, Deltic advanced $3.3 million to Del-Tin Fiber, invested $.9 million in government securities, and paid dividends of $4 million, consisting of $2.3 million for Common Stock and $1.7 million for Redeemable Preferred Stock. In the current year, borrowings under the Company's revolving credit facility provided $14 million and Deltic made repayments of debt in the amount of $6.6 million. Purchases of treasury stock during 1999 required cash of $10.4 million. These net uses of funds resulted in a $2.7 million reduction in the Company's cash and cash equivalents since December 31, 1998.

     During the second quarter, the Company completed its previously disclosed stock repurchase program. As of that date, Deltic had purchased 419,542 shares of its Common Stock at an average cost of $24.68 per share.

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


Year 2000 Issue


     Changes in the Company's status of obtaining Year 2000 compliance, since June 30, 1999, are included in the following disclosures. The Company's disclosures set forth under the caption, "Management's Discussion and Analysis", in Item 7 of Part II of its 1998 annual report on Form 10-K, which includes a detailed discussion of the Year 2000 issue, and in Item 2 of its first and second quarter 1999 reports on Form 10-Q, which detail changes in the Company's Year 2000 compliance efforts during the first half of 1999, should be read in conjunction with this Form 10-Q.

     The Company has completed the process of identifying the computers, application software, and related equipment that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. The process of modifying or upgrading systems which were assessed as affected by the Year 2000 problem has progressed as planned. For critical internal computerized systems, the Company completed this process earlier in the year. For major systems and equipment, including those at operational facilities, the Company completed modifications or upgrades required during the third quarter. To-date, the Company has still not incurred significant costs for these modifications since most have been provided by the supplier at no or minimal cost to Deltic. Therefore, the cost related to the Year 2000 issue, incurred by the Company, is still not expected to be material.

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

     Deltic has developed a contingency plan which would be implemented in the event that any of the Company's efforts to identify and correct Year 2000 problems are not effective.

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


Item 2.  Changes In Securities and Use of Proceeds

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


DELTIC TIMBER CORPORATION



By:     /s/ Ron L. Pearce                     Date: November 4, 1999
   -------------------------------------           -----------------------
        Ron L. Pearce, President
     (Principal Executive Officer)


        /s/ Clefton D. Vaughan                Date: November 4, 1999
----------------------------------------           -----------------------
   Clefton D. Vaughan, Vice President,
       Finance and Administration
      (Principal Financial Officer)


        /s/ Emily R. Evers                    Date: November 4, 1999
----------------------------------------           -----------------------
      Emily R. Evers, Controller
    (Principal Accounting Officer)