Form 10-K405
period 1999-12-31
DELTIC TIMBER CORP
filed 2000-03-30
CIK 1022469

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        Commission file number 1-12147

                           DELTIC TIMBER CORPORATION
            (Exact name of registrant as specified in its charter)

                           Delaware                                              71-0795870
 (State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification Number)

    210 East Elm Street, P.O. Box 7200, El Dorado, Arkansas                     71731- 7200
            (Address of principal executive offices)                             (Zip Code)

      Registrant's telephone number, including area code:  (870) 881-9400

      Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each
             Title of each class                 exchange on which registered

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the New York Stock Exchange on February 29, 1999, was $164,201,717. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 29, 2000, was 12,373,529.

                     Documents incorporated by reference:

The Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 27, 2000.

================================================================================

                   TABLE OF CONTENTS - 1999 FORM 10-K REPORT

                                                                                Page
                                                                               Numbers
                                                                               -------
                                     PART I

Item   1.     Business                                                               3

Item   2.     Properties                                                            12

Item   3.     Legal Proceedings                                                     13

Item   4.     Submission of Matters to a Vote of Security Holders                   13

                                     PART II

Item   5.     Market for Registrant's Common Equity and Related Stockholder
              Matters                                                               14

Item   6.     Selected Financial Data                                               15

Item   7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                 16

Item   7A.    Quantitative and Qualitative Disclosures About Market Risk            27

Item   8.     Financial Statements and Supplementary Data                           28

Item   9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                              53

                                     PART III

Item 10.      Directors and Executive Officers of the Registrant                    54

Item 11.      Executive Compensation                                                54

Item 12.      Security Ownership of Certain Beneficial Owners and Management        54

Item 13.      Certain Relationships and Related Transactions                        54

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K      55

Signatures                                                                          57

                                    PART I

Item 1.  Business


Introduction

         Deltic Timber Corporation ("Deltic" or the "Company") is a natural resources company engaged in the growing and harvesting of timber and the manufacture and marketing of lumber. The Company owns approximately 442,000 acres, primarily in Arkansas and north Louisiana, including 395,000 acres of timberland (the "timberlands"). Sawmill operations consist of two mills, one at Ola in central Arkansas and another at Waldo in south Arkansas.

         In addition to its timber and lumber operations, Deltic is engaged in real estate development projects in central Arkansas and owns approximately 37,000 acres of farmland in northeast Louisiana. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. ("Del-Tin Fiber"), a joint venture to manufacture and market medium density fiberboard ("MDF").

         The timberlands consist primarily of Southern Pine and include 100,000 acres of pine plantations. Estimated pine sawtimber inventory as of December 31, 1999, was 9,914,000 tons. Management considers the timberlands to be the Company's most valuable asset and the harvest of stumpage to be its most significant source of income. Deltic actively manages its timberlands in order to increase productivity and maximize the long-term value of its timber assets. The Company harvests timber from the timberlands in accordance with its harvest plans and sells timber in the domestic market or converts timber to lumber in its sawmills. In 1999, Deltic harvested 500,442 tons of pine sawtimber from its timberlands.

         The Company implemented a timberland acquisition program in late 1996. This ongoing program will enable the Company to continue to increase harvest levels, while expanding its timber inventory. The Company intends to focus its acquisition program on timberland in the southern U.S. Unlike other timber-producing areas of North America, most of the timberland in the southern U.S. is privately held, making it potentially available for acquisition.

         The Company's two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production. In addition, each mill is strategically located near significant portions of the timberlands. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. The mills produce a variety of products, including dimension lumber, boards, timbers, decking, and secondary products such as finger-jointed studs. The lumber is sold primarily to wholesalers and treaters in the South and Midwest and is used in residential construction, roof trusses, laminated beams, and remanufactured items. Combined annual capacity of the two mills at December 31, 1999, was 226 million board feet ("MMBF"). The Company's total lumber production in 1999 was 186 MMBF.

         The Company's real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, a 4,800-acre upscale planned community, centered around a Robert Trent Jones, Jr. designed golf course at Chenal Country Club. The property is being developed in stages, and real estate sales to date have consisted primarily of residential lots sold to builders or individuals and commercial tracts. In addition to Chenal Valley, Deltic is developing Chenal Downs, a 400-acre equestrian development located just outside of Chenal Valley, and Red Oak Ridge, an 800-acre development near Hot Springs, Arkansas.

         The Company owns 37,000 acres of farmland in northeast Louisiana. Approximately 26,000 acres of the total are farmed by Deltic, while the majority of the remaining 11,000 acres is rented to third parties. Crops grown on Company-farmed acreage in 1999 were soybeans and corn.

         A significant initiative, announced during the fourth quarter of 1999, was Deltic's decision to pursue the exchange of its agricultural land in northeast Louisiana for Southern Pine timberland in a tax-efficient manner. This initiative, should it become a reality, is anticipated to provide the Company a significant and unique opportunity to advance its strategy of growing its core forest products business.

         The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant commenced in mid-1996 and initial production began in April 1998. Construction cost of the facility was $104 million. The plant is designed to have an annual capacity of 150 million square feet ("MMSF"), on a 3/4-inch basis, making it one of the largest plants of its type in the world. MDF, which is used primarily in the furniture, flooring, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, held together by an adhesive bond.


Forest Products Industry

         The demand for, and prices of, timber and manufactured wood products, including lumber, are affected primarily by the cyclical supply and demand factors of the forest products industry. Among these factors are general economic conditions, interest rates, residential construction and remodeling activity, the availability of raw materials, North American lumber production, lumber imports and exports, and weather conditions. The major factors affecting the industry in 1999 were strong domestic economic growth and construction activity, including the highest level of housing starts since 1986. These factors led to an increase in both lumber consumption and prices.

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

         The southern U.S., in which all of the Company's operations are located, is a major timber and lumber producing region. There are an estimated 209 million acres of timberland in the region, of which approximately 91 million acres contain softwood, predominately Southern Pine. Unlike other major timber-producing areas in North America, most of this acreage is privately held. The estimated breakdown of ownership of softwood timberland in the southern U.S. is 89 percent private, seven percent national forest, and four percent other public. Although there can be no assurance, management anticipates that the southern U.S. timber resource will be subject to strong demand for the foreseeable future and also believes that the South will have a strategic advantage over other U.S. timber-producing regions due to regulatory, geographic, and other factors.


Woodlands

         The Company owns approximately 395,000 acres of timberland, primarily in Arkansas and north Louisiana, stocked principally with Southern Pine. Management considers the timberlands to be Deltic's most valuable asset and the harvest of this stumpage to be the Company's most significant source of income.

         The breakdown of the Company's timberland acreage at year-end 1999 consisted of the following:

                                                              Acres
                                                             -------

                Pine forest..............................    240,000
                Pine plantation .........................    100,000
                Hardwood forest..........................     24,000
                Other....................................     31,000
                                                             -------
                Total....................................    395,000
                                                             =======

         The Company's timberlands are well diversified by age class. The timberland classified as pine forests is managed on an all-aged basis and contains mature timber that is ready to be harvested over the next several years. The Company's 100,000 acres of pine plantations are generally less than 25 years old, with the majority ranging in age from 10 to 20 years. Because pine timber does not reach sawtimber size until it is at least 20 to 25 years of age, most of the plantations are not yet included in the Company's pine sawtimber inventory.

         Timber Inventory. The Company's estimated standing timber inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of pine inventory is subject to periodic adjustments based on sample cruises and actual volumes harvested. The hardwood inventory shown in the following table is only an approximation, so the physical quantity of such timber may vary significantly from this approximation. Estimated inventory of standing timber as of December 31, 1999, consisted of the following:

                                                            Estimated
                                                              Volume
                                                              (Tons)
                                                            ---------
                  Pine timber
                      Sawtimber..........................   9,913,700
                      Pulpwood...........................   4,708,200

                  Hardwood timber
                      Sawtimber..........................   1,011,027
                      Pulpwood...........................   1,235,696

         The Company's pine sawtimber is either used in its sawmills or sold to third parties. Products manufactured from this resource include dimension lumber, boards, timbers, decking, and secondary products, used primarily in residential construction. Deltic's hardwood sawtimber is sold to third parties and is primarily used in the production of railroad ties, flooring, and pallets. Pulpwood consists of logs with a diameter of less than nine inches. Both pine and hardwood pulpwood are sold to third parties for use primarily in the manufacture of paper.

         Timber Growth. Timber growth rate is an important variable for forest products companies since it ultimately determines how much timber can be harvested. A higher growth rate permits larger annual harvests as replacement timber regenerates. Growth rates vary depending on species, location, age, and forestry management practices. The growth rate, net of mortality, for Deltic's Southern Pine averages five to six percent of standing inventory per annum. The Company considers a 30 to 35 year rotation optimal for most of the timberlands.

         Timberland Management. Forestry practices vary by geographic region and depend on factors such as soil productivity, weather, terrain, and timber species, size, age, and stocking. The Company actively manages its timberlands based on these factors and other relevant information to increase productivity and maximize the long- term value of its timber assets. In general, the Company's timberland management involves harvesting and thinning operations, reforestation, cull timber release programs, and the introduction of genetically improved seedlings.

         Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, including higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. The seedlings are planted in all-aged stands or a site is completely replanted in the case of a regeneration harvest. During 1999, 5,000 acres were planted, primarily using seedlings grown from seeds produced at the orchard facility. This level is expected to increase significantly with approximately 9,000 acres scheduled to be planted in 2000, as the Company continues to reforest recently acquired, understocked tracts. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission's Best Management Practices.

         The Company actively utilizes commercial thinning practices. Thinning operations consist of the selective removal of trees within a stand, usually a plantation, and improve overall productivity by enhancing the growth of the remaining trees while generating revenues. Deltic has increased its pine pulpwood harvests over the past several years as its plantations have matured and required thinning.

         The Company's cull timber release program is designed to control undesirable, competitive vegetation in its forests and increase pine growth rates and reproduction. The program was expanded in 1999 to 19,800 acres from 14,800 acres in 1998.

         Harvest Plans. Management views the timberlands as assets with substantial inherent value apart from the sawmills and intends to manage the timberlands on a basis that permits regeneration of the timberlands over time. The Company intends to continue to manage the timberlands on a sustainable-yield basis and has no plans to harvest timber at levels that exceed growth. In 1999, the Company harvested 500,442 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest 525,000 tons of pine sawtimber in 2000.

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

         Since harvest plans are based on projections of demand, price, availability of timber from other sources, and other factors that may be outside of the Company's control, actual harvesting levels may vary. Management believes that the Company's harvest plans are sufficiently flexible to permit modification in response to fluctuations in the markets for logs and lumber.

         Access. Substantially all of the timberlands are accessible by a system of low impact and low maintenance roads. Deltic generally uses third-party road crews to conduct construction and maintenance of these roads, and the Company regularly exchanges access easements and cooperates with other area forest products companies and the U.S. Forest Service.

         Wildlife Management. The Company has an active wildlife management program. Deltic leased 386,000 acres and 369,000 acres for hunting purposes in 1999 and 1998, respectively. The Company's wildlife biologist has conducted white-tailed deer management clinics throughout Arkansas. In addition, Deltic cooperates with federal, state, and private agencies in various wildlife studies.

         Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provides harvest planning, silvicultural improvements, and maintenance work for approximately 70,500 acres.

         Timberland Acquisitions. The Company implemented a timberland acquisition program in late 1996. This ongoing program is designed to enable the Company to continue to increase harvest levels, while expanding its timber inventory. In addition, it will allow the Company to maintain or increase the volume of logs supplied to its sawmills from its own timberlands, when economically feasible.

         The Company intends to continue to focus its acquisition program on timberlands in the southern U.S. that range from fully-stocked to cutover tracts. Unlike other timber-producing areas of North America, most of the timberland in the southern U.S. is privately held, making it potentially available for acquisition. There can be no assurance that timber properties suitable for acquisition will be identified by the Company, or that once identified, such properties will ultimately be acquired by the Company.

         Deltic formed an acquisition team to implement its timberland acquisition program. Lands considered for purchase are evaluated based on location, site index, timber stocking, and growth potential. Approximately 65,000 acres of strategically located pine timberland have been added since the inception of the program. Individual land purchases have ranged from two acres to 16,300 acres.

Mills

         The Company's two sawmills are located at Ola in central Arkansas and at Waldo in south Arkansas, near significant portions of the timberlands. The mills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production. Logs processed into lumber are obtained from the timberlands and from public and private landowners. The Company selects logs for processing in its mills based on size, grade, and the prevailing market price. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. The mills produce a variety of products, including dimension lumber, boards, timbers, decking, and secondary products such as finger-jointed studs. The lumber is sold primarily to wholesalers and treaters in the South and Midwest and is used in residential construction, roof trusses, laminated beams, and remanufactured items.

         Combined annual capacity of the two mills at December 31, 1999, was 226 MMBF. The Company's total lumber production in 1999 was 186 MMBF and is expected to increase to 194 MMBF in 2000. Deltic has invested significant capital in its sawmills in recent years to increase production capacity, decrease costs, and expand the product mix.

         Ola Mill. Major capital projects completed at the Ola Mill over the past several years include: the addition of a boiler system and steam dry kilns to increase mill capacity and provide the capability to produce higher value lumber; the construction of a small log processing system which extracts small diameter logs from pulpwood, thus reducing log costs; replacement of the existing planermill with a high-speed planermill and automated sorting system to increase mill output; and the installation of an optimized edger system to increase lumber recovery.

         Waldo Mill. At the Waldo Mill, major capital projects completed over the past several years include: the construction of a new high speed planermill and automated sorting system that provide the finishing capacity necessary to operate two shifts at the sawmill, the addition of finger-jointing and remanufacturing facilities which add value to existing production, and the installation of a log optimization system to improve lumber recovery.

         Raw Materials. In 1999, the Company's two sawmills processed 918,203 tons of logs, obtained from either the timberlands or purchased from public and private landowners. The timberlands supplied 31 percent, or 283,851 tons, of the mills' raw material requirements, while the mills processed 57 percent of the 500,442 tons of pine sawtimber harvested from the timberlands.

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

         In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement its own timber harvests from the timberlands. The Company has an active timber procurement department for each of its sawmills. As of December 31, 1999, the Company had under contract 319,558 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next four years. During 1999, the Company harvested third-party stumpage and purchased logs from third parties totaling 620,718 tons. Of this volume, purchases from the U.S. Forest Service during this period represented 19 percent. The balance of such volume was acquired from private lands.

         As a result of the reduced availability of federal timber, demand for privately owned timber has increased, along with prices; and the Company has increased and foresees further increases in its harvesting and purchasing activities from private timberlands. Due to this increased demand and higher timber prices, private timber sources have been prompted to sell their timber commercially. As a result, Deltic's sources of private timber are many and diverse. The key factors in a landowner's determination of whether to sell timber to the

Company are price, the Company's relationships with logging contractors, and the ability of the Company to demonstrate the quality of its logging practices to landowners. As a result, a landowner will be more likely to sell timber to a forest products company whose own land has been responsibly managed and harvested. There is a substantial amount of other private timber acreage in proximity to each of Deltic's sawmills.

         Residual Wood Products. The Company pursues waste minimization practices at both of its sawmills. Wood chips are usually sold to paper mills or Del-Tin Fiber, and bark is frequently sold for use as fuel. Bark, sawdust, shavings, and wood chips that cannot be sold are used as "hog fuel" to fire the boilers that heat the drying kilns. In the future, the Company expects to continue to sell a significant portion of its Waldo Mill's residual wood chip production to Del-Tin Fiber pursuant to a fiber supply agreement.

         Transportation. Each mill facility has the capability to ship its lumber by truck or rail.

         Cyclical Market. While the cyclicality of the lumber market may occasionally require the interruption of operations at one or both of the Company's sawmills, suspension of milling activities is unusual. Management is not currently anticipating any interruption of operations at either of Deltic's sawmills, but no assurance can be given that market conditions or other factors will not render such an action economically advisable in the future.


Real Estate

         The Company's real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time the Company has been developing Chenal Valley, a 4,800-acre upscale planned community, centered around a Robert Trent Jones, Jr. designed golf course. The golf course was completed in 1990. The property has been developed in stages, and real estate sales to date have consisted primarily of residential lots sold to builders or individuals and commercial tracts.

         Residential Development. Residential sales in Chenal Valley began in 1987. To date, 1,255 lots have been developed in 15 neighborhoods and 1,078 lots have been sold, with about 950 residences constructed or under construction. When fully developed, Chenal Valley will include approximately 4,700 homesites. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acre to 1 acre and lot price has ranged from $25,000 per lot to over $150,000 per lot.

         Commercial Development. Commercial development began in 1996 with the construction of a Company-owned, 50,000-square-foot office building, which is currently fully leased. Commercial activity consisted of the sale of 26 acres for multi-family development in 1997 and eight acres in 1998. In 1999, sales increased to 74 acres, including a 72-acre site which will be developed as a retirement village by the Arkansas Teacher Retirement System. When fully developed, Chenal Valley will include 625 acres of commercial development.

         The completion of construction of Rahling Road, a major connector street, in 1998 provides greater access to Chenal Valley's commercial acreage. Located at the center of this commercial property is a Company-owned 35,000-square-foot retail center. The retail center was completed in early 2000 and offers retail space for lease.

         Infrastructure. Infrastructure and other improvements to support the development and sale of residential and commercial property are funded directly by the Company and/or through real property improvement districts. Such properties are developed only when sufficient demand exists and substantially all infrastructure is completed. Future infrastructure investments are necessary only for the development and sale of additional property.

         Chenal Country Club. In connection with its Chenal Valley development, the Company developed Chenal Country Club, consisting of the above-described golf course, a clubhouse, and related facilities for use by club members. The club membership originally agreed to purchase Chenal Country Club with payments to be made on specified terms through 1999. During 1997, the agreement was restructured in order to return ownership of Chenal Country Club to the Company with the club members making ongoing membership fee payments. In connection with the restructuring, Deltic agreed to undertake substantial remodeling and expansion of the clubhouse, which was completed during 1999. (For additional information, see Note 4 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data", of Part II of this report.)

         Annexation. After ten years of growth, Chenal Valley remains the premier upscale residential and commercial development in the Little Rock real estate market. The Little Rock City Board of Directors voted in November 1999 to approve Deltic's request for the annexation of almost 1,200 acres located west of the existing Chenal Valley neighborhoods. This annexation, which represents the fourth and final phase of Deltic's long-term development plan in west Little Rock, includes land for additional residential neighborhoods and a second golf course at Chenal Country Club. Also included is a 100-acre tract owned by Wildwood Park for the Performing Arts and a 14-acre school site to be donated by Deltic to either Little Rock or Pulaski County.

         Future Development. A number of factors have added significant value to the undeveloped portion of Chenal Valley. Such factors include: the overall success of Chenal Valley as a residential development and its image as one of the premier developments in central Arkansas, the continued westward growth of Little Rock, the Company's investment in infrastructure in the area, and the established residential base which is now large enough to support commercial development. Management expects the undeveloped portion of Chenal Valley to provide growth and development opportunities in the future.

         Undeveloped Acreage. The success of the Chenal Valley development has also increased the value of Deltic-owned lands in the areas near Chenal Valley. Sales of these undeveloped acres amounted to 213 acres in 1999 and generated sales revenues of $2.2 million, compared to 96 acres for $.7 million in 1998.

         Other Developments. In addition to Chenal Valley, Deltic is developing Chenal Downs, located just outside of Chenal Valley, and Red Oak Ridge, near Hot Springs, Arkansas. Chenal Downs is a 400-acre equestrian development with controlled access, featuring secluded, five-acre lots. The first phase of the development was opened in December 1997, with 29 of the 44 available lots sold by the end of 1999. Red Oak Ridge, Deltic's first development outside the Little Rock area, is an 800-acre upscale community designed for residential, resort, or retirement living. The first two neighborhoods in this development, offering a choice of either estate-sized homesites, with many overlooking one of two lakes, or garden-home lots, were offered for sale in late 1998. Following the completion of the development's infrastructure and its first homes late in 1999, Red Oak Ridge is expected to contribute significantly to residential sales activity in 2000.


Agriculture

         Deltic owns 37,000 acres of farmland in northeast Louisiana. Approximately 26,000 acres of the total are farmed by Deltic, while the majority of the remaining 11,000 acres are rented to third parties. Crops grown on Company-farmed acreage in 1999, and planned for 2000, were soybeans and corn.

         The 7,200 acres of corn planted in 1999 experienced favorable weather conditions during the critical periods of pollination and ear filling, with no extended periods of heat and moisture stress. These favorable weather conditions led to a record yield of 130 bushels per acre. However, due to 25-year lows in corn prices, the majority of the 1999 harvest was not sold and was retained in storage at year-end in Company-owned bins or commercial elevators, to be sold as commodity prices improve.

         Deltic planted 25,600 acres of herbicide-resistant soybeans in 1999. The utilization of these soybean varieties allowed Deltic to reduce weed control costs by 41 percent in 1999 when compared to the previous five-year average. As a result of 27-year lows in soybean prices, over 70 percent of the 1999 harvest was held at year-end in storage at commercial elevators in anticipation of higher commodity prices.

         A significant initiative, announced during the fourth quarter of 1999, was Deltic's decision to pursue the exchange of its agricultural land in northeast Louisiana for Southern Pine timberland in a tax-efficient manner. This initiative, should it become a reality, is anticipated to provide the Company a significant and unique opportunity to advance its strategy of growing its core forest products business.


Del Tin Fiber

         Deltic owns 50 percent of the membership interest of Del-Tin Fiber, a joint venture to manufacture and market MDF. The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant commenced in mid-1996 and initial production began in April 1998. Construction cost of the facility was $104 million. The plant is designed to have an annual capacity of 150 MMSF, on a 3/4-inch basis, making it one of the largest plants of its type in the world.

         Medium Density Fiberboard. MDF, which is used primarily in the furniture, flooring, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, held together by an adhesive bond. Although the technology has existed for decades, recent improvements in the manufacture of MDF have increased both the quality and consistency of the product. MDF, with its "real wood" appearance and the ability to be finely milled and accept a variety of finishes, competes primarily with lumber.

         Production. The plant produced 98 MMSF of MDF in 1999. Both typical start-up difficulties and operational problems with the plant's press and heat energy system limited production to levels significantly below capacity. The problems with the press were corrected in mid-1999; however, efforts to permanently solve the problems with the heat energy system are ongoing.

         Raw Materials. The Del-Tin plant adds value to Deltic's operations by providing an additional outlet for wood chip production from the Waldo Mill. Pursuant to a fiber supply agreement, the Company has agreed to sell, and Del-Tin Fiber to buy, substantially all residual wood chips from the Waldo Mill. In addition, Del-Tin Fiber has an option to purchase residual wood chips from the Ola Mill and pulpwood chips, shavings, and sawdust from the Waldo Mill. During 1999, Deltic sold approximately $4,343,000 of these lumber manufacturing by-products to Del-Tin Fiber.


Products and Competition

         The Company's principal forest products are timber; lumber products, primarily finished lumber; residual wood products; and real estate.

         Timber. Timber harvested from the timberlands is utilized by the Company's sawmills or sold to third parties. The Company's timber sales to third parties accounted for approximately 14 percent, 16 percent, and ten percent of consolidated net sales in 1997, 1998, and 1999, respectively.

         The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood consuming facilities, and accessibility.

         Lumber Products. The Company's sawmills produce a wide variety of products, including dimension lumber, boards, timbers, decking, and secondary products such as finger-jointed studs. Lumber is sold primarily to wholesalers and treaters in the South and Midwest and is used in residential construction, roof trusses, laminated beams, and remanufactured items. During 1997, 1998, and 1999, lumber sales as a percentage of consolidated net sales were approximately 57 percent, 52 percent, and 59 percent, respectively.

         The forest products market is highly competitive with respect to price and quality of products. In particular, competition in the commodity-grade lumber market in which the Company competes is primarily based on price. Deltic competes with other publicly held forest products companies operating in Arkansas, many of which have significantly greater financial resources than the Company, as well as privately held lumber producers. In addition, Deltic's management expects the Company's products to experience additional increased competition from engineered wood products and other substitute products. Due to the geographic location of Deltic's timberlands and its high-quality timber, in addition to the Company's active timber management program, strategically located and efficient sawmill operations, and highly motivated workforce; Deltic has been able to compete effectively.

         Residual Wood Products. The Company's sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During 1997, 1998, and 1999, sales of these residual products accounted for eight percent, nine percent, and nine percent, respectively, of Deltic's consolidated net sales. Wood chips are the primary source of residual sales and are typically sold to Del-Tin Fiber or to paper mills. In 1999, Deltic's sawmills produced 331,214 tons of wood chips. In the future, the Company expects to continue to sell a significant portion of its wood chip production to Del-Tin Fiber for use in the production of MDF.

         Real Estate. The Company develops and sells residential lots and commercial sites. Deltic generally provides the supporting infrastructure. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. The Company also sells undeveloped acreage. During 1997, 1998, and 1999, the sales of residential lots, commercial sites, and undeveloped acreage as a percentage of consolidated net sales were eight percent, 11 percent, and 14 percent, respectively. The sale of commercial property can have a significant impact on the Company's sales, but is unpredictable and irregular.


Seasonality

         The Company's operating segments are subject to variances in financial results due to several seasonal factors. The majority of timber sales are typically generated in the first half of the year due primarily to weather conditions and historically stronger timber prices. Increased housing starts during the spring usually push lumber prices up and, in turn, can result in higher timber prices. Forestry operations generally incur expenses related to silvicultural treatments which are applied during the fall season to achieve maximum effectiveness. Farming operations generally do not generate significant sales and operating income until crops are harvested and sold in the second half of the year.


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


Decline in Availability of Federal Timber

         Various factors, including environmental and endangered species concerns, have limited, and will likely continue to limit, the amount of timber offered for sale by certain U.S. government agencies, which historically have been major suppliers of timber to the U.S. forest products industry. During 1999, the Company acquired approximately 32 percent of its timber supply for its Ola Mill from federal sources, primarily the Ouachita and Ozark National Forests. Any future decline in the availability of timber from federally owned lands will require that the Company, in order to supply the Ola Mill, rely more heavily on harvests from the Company's timberlands, including harvests from timberlands acquired in the future to the extent that suitable opportunities arise, and on the acquisition of timber from other sources, such as private timber owners. The Company's Waldo Mill does not currently process any timber acquired from federal sources.

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


Employees

         As of February 29, 2000, the Company had 519 employees.


Item 2.  Properties

         The Company's properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, purchased stumpage inventory, two sawmills, land held for residential and commercial development and sale, and farmland. As of December 31, 1999, the Company's gross investment in timber and timberlands; gross property, plant, and equipment; and investment in real estate held for development and sale consisted of the following:

                (Thousands of dollars)
                Timberlands                                       $ 62,287
                Fee timber and logging facilities                  127,493
                Purchased stumpage inventory                        10,597
                Real estate held for development and sale           35,210
                Land and land improvements                           8,486
                Buildings and structures                             4,946
                Machinery and equipment                             71,234
                                                                  --------
                                                                  $320,253
                                                                  ========

         "Timberlands" consist of the historical cost of land on which fee timber is grown and related land acquisitions stated at acquisition cost. "Fee timber" consists of the historical cost of company standing timber inventory, including capitalized reforestation costs, and related timber acquisitions stated at acquisition cost. "Logging facilities" consist primarily of the costs of roads constructed and other land improvements. "Purchased stumpage inventory" consists of the purchase price paid for unharvested third party timber. "Real estate held for development and sale" consist primarily of the unamortized costs, including amenities, incurred to develop the real estate for sale, as well as a commercial office building and a retail service center held for sale. "Land and land improvements" consist primarily of the farmland. "Buildings and structures" and "Machinery and equipment" primarily consist of the sawmill buildings and equipment and farming structures and equipment.

         The Company owns all of the properties discussed above. Other than approximately $68 thousand of timber notes payable for certain investments in timber and $.7 million of owner-financed acquisitions of real estate acreage and timberland, the Company's properties are not subject to mortgages or other forms of debt financing. (For further information on the location and type of the Company's properties, see the descriptions of the Company's operations in Item 1.)


Item 3.  Legal Proceedings

         From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Executive Officers of the Registrant

         The age (at January 1, 2000), present corporate office, and length of service in office of each of the Company's executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

         Robert C. Nolan - Age 58; Chairman of the Board effective December 17, 1996. For the past 28 years, Mr. Nolan has been Managing Partner of Munoco Company, an Arkansas partnership principally engaged in the exploration for and production of oil and gas. In addition, Mr. Nolan has over 27 years experience in timberland management.

         Ron L. Pearce - Age 58; President and Chief Executive Officer and a director of the Company effective December 17, 1996. From June 1993 to December 1996, Mr. Pearce was President of Deltic Farm & Timber Co., Inc. ("Deltic Farm & Timber"), the predecessor corporation of the Company. Prior to such time, Mr. Pearce was Manager of Operations and Planning for Deltic Farm & Timber, a position he held beginning in February, 1991.

         Emily R. Evers - Age 49; Controller from 1989 for the Company and its predecessor.

         W. Bayless Rowe - Age 47; General Counsel and Secretary effective January 1, 1997. From 1988 to December 1996, Mr. Rowe was Secretary and General Attorney of Murphy Oil Corporation ("Murphy Oil").

         Clefton D. Vaughan - Age 58; Vice President and Treasurer effective January 1, 1997. From October 1994 to December 1996, Mr. Vaughan was Vice President of Murphy Oil, a position he also held from 1989 through October 1992. From October 1992 to October 1994, Mr. Vaughan was Vice President of Murphy Exploration & Production Company.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

       Common Stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol DEL. The following table sets forth the high, low, and ending prices, along with the quarterly dividends declared, for each of the quarters indicated:

                                                      Sales Prices/1/                Dividend per
                                        -----------------------------------------
                                           High           Low          Close/2/      Common Share
                                        ----------      --------      ----------     ------------
           1999
               First Quarter            $ 25-5/8        21-3/16       23-3/4             .0625
               Second Quarter           $ 28-1/2        22-13/16      26-15/16           .0625
               Third Quarter            $ 26-13/16      22-3/8        22-3/4             .0625
               Fourth Quarter           $ 27-1/16       19-7/8        21-7/8             .0625

           1998
               First Quarter            $ 30-1/16       26-1/4        29-5/16            .0625
               Second Quarter           $ 30-1/16       25            25-1/16            .0625
               Third Quarter            $ 25            18            18                 .0625
               Fourth Quarter           $ 24-15/16      18            20-3/8             .0625

           /1/  Daily closing price.
           /2/  At period end.

       Common stock dividends were declared for each quarter during 1999 and 1998. As of February 29, 2000, there were approximately 2,240 stockholders of record of Deltic's Common Stock.

Item 6.  Selected Financial Data

         The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 1999:

(Thousands of dollars, except per share amounts)          1999        1998         1997         1996        1995
                                                       ----------   --------    ---------    ---------   ---------
Results of Operations for the Year

Net sales...........................................   $  124,212    106,957      104,208       86,498      80,662
Operating income....................................   $   28,081     18,278       25,609       17,940      13,343
Income before income taxes..........................   $   17,050     13,777       27,252       21,933      15,894
Net income..........................................   $   10,920      8,474       16,574       13,161      10,016
Earnings per Common share*
    Basic...........................................   $      .69        .48         1.29         1.03         N/A
    Assuming dilution...............................   $      .69        .48         1.29         1.03         N/A
Cash dividends declared per Common share............   $      .25        .25          .25          N/A         N/A
Net cash provided/(required) by
    Operating activities............................   $   32,608     26,987       23,917       21,731      16,865
    Investing activities............................   $  (27,949)   (85,517)     (37,124)      (4,581)    (16,134)
    Financing activities............................   $   (8,037)    35,645       26,090         (419)     (1,644)
Percentage return on
    Average stockholders' equity....................          5.8        4.7          9.6          7.8         6.1
    Average borrowed and invested capital...........          6.1        4.3          9.5          7.9         6.2
    Average total assets............................          3.9        3.5          8.7          7.2         5.7

Capital Expenditures for the Year

    Woodlands.......................................   $    8,541     59,839       16,380        2,754         563
    Mills...........................................        7,949      7,918       11,506        2,927       2,149
    Real Estate.....................................       11,475     11,531        6,378        6,669       4,638
    Agriculture.....................................          527        721        1,000          272         245
    Corporate.......................................          124        524          574        1,512       1,538
                                                       -----------------------------------------------------------

                                                       $   28,616     80,533       35,838       14,134       9,133
                                                       ===========================================================
Financial Condition at Year-End

    Working capital.................................   $   20,691     16,539       37,971       25,758       6,822
    Current ratio...................................     5.3 to 1   3.5 to 1     5.9 to 1     5.3 to 1    1.9 to 1
    Total assets....................................   $  277,898    272,544      225,375      180,078     185,247
    Long-term debt .................................   $   55,570     45,198        1,093        2,685       2,817
    Redeemable preferred stock .....................   $   30,000     30,000       30,000            -           -
    Stockholders' equity............................   $  178,408    183,134      179,996      166,708     170,289
    Long-term debt to stockholders' equity ratio....    .311 to 1   247 to 1    .006 to 1    .016 to 1   .017 to 1

* 1996 amounts are presented on a pro forma basis. The distribution of the Company's Common Stock did not occur until December 31, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

         Deltic Timber Corporation ("Deltic" or the "Company") is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. The Company owns approximately 395,000 acres of timberland, primarily in Arkansas and north Louisiana. The Company's sawmill operations are located at Ola in central Arkansas (the "Ola Mill") and at Waldo in south Arkansas (the "Waldo Mill"). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas and owns approximately 37,000 acres of farmland in northeast Louisiana. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. ("Del-Tin Fiber"), a joint venture to manufacture and market medium density fiberboard, which began production in April 1998.

         On November 11, 1996, the Board of Directors of Murphy Oil Corporation ("Murphy Oil") declared a dividend payable to holders of record of Murphy Oil common stock at the close of business on December 2, 1996 (the "Record Date"), of one share of Deltic common stock for every 3.5 shares of Murphy Oil common stock owned of record on the Record Date. As a result, 100 percent of the outstanding shares of Company common stock was distributed to Murphy Oil shareholders on December 31, 1996 (the "Distribution Date"). Prior to the Distribution Date, the Company was operated as a subsidiary of Murphy Oil.

         The Company's results of operations are affected primarily by the cyclical supply and demand factors of the forest products industry and their impact on timber and lumber prices. Among these factors are general economic conditions, interest rates, residential construction and remodeling activity, the availability of raw materials, North American lumber production, and weather conditions. The major factors affecting the Company's forest products segments in 1999 were strong domestic economic growth and construction activity, including the highest level of housing starts since 1986. These factors led to an increase in both lumber consumption and prices. Higher lumber prices, combined with lower timber prices, resulted in improved financial performance by Deltic's Mills segment. While timber prices have declined from the high levels of early 1998, prices remain at profitable levels.


Results of Operations

         For 1999, Deltic's consolidated net income was $10.9 million, $.69 a share, an increase of 29 percent when compared to $8.5 million, $.48 a share in 1998. The increase was due primarily to higher operating income of Deltic's Mills and Real Estate segments. The Company earned $16.6 million, $1.29 a share, in 1997.

         Deltic's net sales and results of operations for the three years ended December 31, 1999, are presented by segment in the following tables. A review of the information presented follows the tables.

                                                          Years Ended December 31,
                                                        ----------------------------
                  (Millions of dollars)                 1999        1998        1997
                                                        ----        ----        ----
                  Net sales
                    Woodlands                        $  28.4        26.6        22.6
                    Mills                               83.5        65.8        67.7
                    Real Estate                         21.6        15.9        11.6
                    Agriculture                          2.6         6.5         9.5
                    Eliminations                       (11.9)       (7.8)       (7.2)
                                                     -------       -----       -----
                        Net sales                    $ 124.2       107.0       104.2
                                                     =======       =====       =====

                                                                  Years Ended December 31,
                                                               ------------------------------
                  (Millions of dollars)                        1999         1998         1997
                                                               ----         ----         ----
                  Operating income and net income
                    Woodlands                                $ 18.9         20.5         18.0
                    Mills                                       6.5         (2.8)         7.4
                    Real Estate                                 8.4          5.0          3.2
                    Agriculture                                  .3           .8          2.8
                    Corporate                                  (5.8)        (5.0)        (5.2)
                    Eliminations                                (.2)         (.2)         (.6)
                                                             ------       ------       ------
                        Operating income                       28.1         18.3         25.6
                  Equity in loss of Del-Tin Fiber              (8.9)        (4.6)           -
                  Interest income                                .2          1.1           .7
                  Interest and other debt expense              (4.1)        (1.4)         (.4)
                  Other income/(expense)                        1.7           .4          1.4
                  Income tax expense                           (6.1)        (5.3)       (10.7)
                                                             ------       ------       ------
                        Net income                           $ 10.9          8.5         16.6
                                                             ======       ======       ======

         Operating income increased $9.8 million during 1999 to $28.1 million. The Woodlands segment decreased $1.6 million as the result of a ten percent decrease in the average sales price for pine sawtimber and an increase in the cost of fee timber harvested. The Mills segment's operating results increased $9.3 million due primarily to a $40 per thousand board feet ("MBF") increase in the average sales price of lumber, a 17 percent increase in sales volume, and a four percent reduction in the production cost per MBF sold. The Company's Real Estate operations increased $3.4 million because of significantly higher commercial development and undeveloped acreage sales. The Agriculture segment's earnings decreased $.5 million and were impacted by depressed commodity prices.

         During 1998, operating income decreased $7.3 million to $18.3 million. The Woodlands segment increased $2.5 million due primarily to a 21 percent increase in pine sawtimber harvest levels, partially offset by a four percent decrease in the average price for pine sawtimber sold. The Mills segment's operating results decreased $10.2 million as the result of a $53 per MBF drop in average lumber sales price and a five percent higher cost of production per MBF sold, which caused a negative margin per MBF. Real Estate operations increased $1.8 million and benefited from a 55 percent increase in the number of residential lots sold. The Agriculture segment decreased $2 million as the result of reduced sales prices for soybeans and corn in 1998, combined with 1997 benefiting from the timing of sales of soybeans grown during 1996.

      Woodlands

         Deltic's Woodlands operations generated net sales of $28.4 million in 1999, $26.6 million in 1998, and $22.6 million in 1997. Operating income for this segment was $18.9 million in 1999, $20.5 million in 1998, and $18 million in 1997.

         Selected financial and statistical data for the Woodlands segment is shown in the following table.

                                                                   1999      1998     1997
                                                                   ----      ----     ----
                  Net sales (millions of dollars)
                    Pine sawtimber                               $ 23.2      22.1     18.9
                    Pine pulpwood                                $  1.6       1.4       .5
                    Hardwood sawtimber                           $  1.3       1.1      1.4
                    Hardwood pulpwood                            $   .8        .6       .4

                  Sales volume (thousands of tons)
                    Pine sawtimber                                  500       432      356
                    Pine pulpwood                                   286       201       77
                    Hardwood sawtimber                               34        24       22
                    Hardwood pulpwood                               165       106       63

                                                  1999     1998      1997
                                                  ----     ----      ----
                  Sales price (per ton)
                    Pine sawtimber                $ 46       51        53
                    Pine pulpwood                    6        7         7
                    Hardwood sawtimber              40        7        64
                    Hardwood pulpwood                5        5         7

         Net sales were $28.4 million in 1999, an increase of $1.8 million seven percent, when compared to 1998. Sales of pine sawtimber increased $1.1 million over 1998, which reflects the impact of a $3.2 million increase from higher sales volume, partially offset by a $2.1 million decrease attributable lower average sales price. Pine sawtimber harvest level increased 16 percent 1999 to 500,442 tons which compares to 431,556 tons in 1998. The Company's acquisition program has added approximately 65,000 acres of timberland since its inception in late 1996 which, along with biological growth of the Company's existing timber, has facilitated the increase in harvest levels. Average sales price for Deltic's pine sawtimber was $46 per ton in 1999 versus $51 per ton in 1998, a ten percent decline. The decrease was due primarily to the prior year benefiting from wet weather conditions in the first quarter of 1998, which decreased supply and increased prices for pine sawtimber during that period. Pine pulpwood and hardwood sales increased $.6 million in 1999 due to increased harvest levels, but at lower sales prices. Other net sales for this segment increased slightly.

         During 1998, net sales increased $4 million, 18 percent, to $26.6 million. Pine sawtimber sales increased $3.2 million in 1998 which reflects the impact of a $3.8 million increase attributable to higher sales volume, partially offset by a $.7 million decrease due to lower average sales price. The Company harvested 431,556 tons of pine sawtimber in 1998, an increase of 21 percent when compared to 356,480 tons in 1997. Average sales price for Deltic's pine sawtimber was $51 per ton in 1998 versus $53 per ton in 1997, a decrease of four percent. Pine pulpwood sales increased $.9 million due to increased harvest levels as the Company thinned its maturing pine plantations. Sales of hardwood sawtimber decreased $.3 million from $1.4 million, primarily as the result of a decrease in sales price. Other net sales for Woodlands increased slightly.

         Woodlands' operating income decreased $1.6 million to $18.9 million in 1999 due mainly to a $2.8 million increase in the cost of fee timber harvested, partially offset by increased net sales. The increase in the cost of fee timber harvested in 1999 was due to a combination of higher harvest levels and an increase in the rate per ton harvested, a result of recent timberland acquisitions. Expense for the Company's cull timber release program was $.4 million greater than in 1998, resulting from increased acreage.

         Operating income of $20.5 million for 1998 was $2.5 million more than in 1997 due primarily to the increase in net sales discussed above. The cost of fee timber harvested increased $.8 million in 1998 due to the increase in timber harvested and to higher rates for fee timber harvested, which are the result of acquiring timberland. An increase in cull timber release expense of $.3 million resulted from the increase in the Company's timberland acreage.

      Mills

         Net sales for the Company's Mills segment were $83.5 million in 1999, compared to $65.8 million in 1998 and $67.7 million in 1997. Operating income was $6.5 million in 1999, while an operating loss of $2.8 million was recorded in 1998. During 1997, this segment's operating income was $7.4 million.

         Selected financial and statistical data for the Mills segment is shown in the following table.

                                                            1999     1998     1997
                                                            ----     ----     ----
                  Net sales (millions of dollars)
                    Lumber                                $ 72.4     55.7     59.2
                    Residual products                     $ 11.1      9.6      8.5

                  Lumber
                    Finished production (MMBF)               186      160      147
                    Sales volume (MMBF)                      189      162      149
                    Sales price (per MBF)                 $  383      343      396

         Compared to 1998, net sales increased by $17.7 million to $83.5 million. Increases in both sales price and volume combined to produce a $16.7 million increase in lumber sales, $6.4 million due to price and $10.3 million due to sales volume. Average sales price of $383 per MBF was $40 per MBF more than in 1998, and sales volume increased 17 percent from 162.2 million board feet ("MMBF") in 1998 to 189 MMBF in 1999. Residual product sales rose $1.5 million.

         In 1998, net sales decreased $1.9 million when compared to $65.8 million in 1997. Although lumber sales volume increased nine percent to 162.2 MMBF in 1998, a $53 per MBF decrease in average sales price to $343 per MBF caused a decrease in net sales of $3.5 million. The decrease in lumber sales reflects the impact of a $7.9 million decrease due to lower price, partially offset by a $4.4 million increase resulting from higher sales volume. Sawmill residual product sales increased $1.1 million in 1998. During 1998, the Company recorded a $.5 million settlement of the business interruption claim filed as a result of a fire at the Ola Mill during 1997.

         Operating income of $6.5 million for 1999 was $9.3 million more than for 1998, primarily attributable to a 12 percent increase in sales price for lumber coupled with a 26.8 MMBF increase in sales volume. A decrease in the unit cost of logs used in the Company's sawmills more than offset increased depreciation expense.

         A loss from operations of $2.8 million during 1998 compared to operating income of $7.4 million in 1997. The decrease was primarily the result of the drop in net sales combined with a five percent increase in the production cost per MBF sold, partially offset by the previously mentioned business interruption claim settled during 1998. The increase in the cost of lumber produced resulted from increases in log cost and depreciation expense.

      Real Estate

         The Company's Real Estate operations generated net sales of $21.6 million in 1999, $15.9 million in 1998, and $11.6 million in 1997. This segment's operating income was $8.4 million in 1999, which compares to $5 million in 1998 and $3.2 million in 1997.

         Selected financial and statistical data for the Real Estate segment is shown in the following table.

                                                                     1999       1998      1997
                                                                     ----       ----      ----
                  Net sales (millions of dollars)
                    Residential lots                               $ 10.0        9.7       5.9
                    Commercial sites                               $  5.0        1.3       2.4
                    Undeveloped acreage                            $  2.2         .7        .2

                  Sales volume
                    Residential lots                                  196        175       113
                    Commercial acres                                   74          8        26
                    Undeveloped acres                                 213         96        10

                  Average sales price (thousands of dollars)
                    Residential lots                               $   51         56        52
                    Commercial acres                               $   67        158        91
                    Undeveloped acres                              $   10          7        20

         In 1999, net sales of $21.6 million were $5.7 million more than in 1998, an increase of 36 percent. Commercial sales revenue increased $3.7 million due to the sale of almost 74 acres at an average price per acre of $67,000, compared to 1998 sales of about eight acres averaging $158,100 per acre. Sales of residential lots increased by 12 percent, from 175 lots in 1998 to 196 lots in 1999, with a decrease in average sales price from $55,600 to $50,800 per lot due to sales mix. During 1999, 115 lots were developed and offered for sale in three neighborhoods in the Chenal Valley development, located in west Little Rock, Arkansas. These lot offerings were made in early December 1999 and resulted in 82 sales contracts, with 25 closings recorded by year-end. Sales totaling $2.2 million for approximately 213 acres of undeveloped real estate were recorded in 1999, compared to sales of about 96 acres for $.7 million in 1998. Net sales from Chenal Country Club, the amenity around which Chenal Valley is centered, were $3.8 million in 1999 versus $3.3 million in 1998, an increase of $.5 million.

         Net sales in 1998 increased $4.3 million, 37 percent, from $11.6 million in 1997. Residential lot sales increased by 62 lots to 175 with the average sales price up six percent over 1997 due to sales mix, from $52,400 per lot to $55,600. During 1998, 325 lots were developed and offered for sale in Chenal Valley and Red Oak Ridge, Deltic's real estate development near Hot Springs, Arkansas. Sales of approximately 96 acres of undeveloped real estate acreage for $.7 million in 1998 compared to the sale of 9.5 acres for $.2 million during 1997. Commercial sales revenue decreased $1.1 million due to the sale of approximately 26 acres at an average price per acre of $90,900 in 1997, which compared to sales of about eight acres for $158,100 per acre in 1998. Net sales from the Company's Chenal Country Club operation were $3.3 million for 1998 versus $2.3 million for the eight months of 1997 following the acquisition of the club by Deltic.

         Real Estate operating income of $8.4 million for 1999 increased $3.4 million, 68 percent, when compared to 1998, due primarily to the same factors impacting net sales. In 1998, operating income for this segment was $5 million, $1.8 million more than in 1997, as a result of a $1.9 million increase in the margin realized on sales of real estate.

      Agriculture

         Net sales for Deltic's Agriculture operations totaled $2.6 million in 1999, compared to $6.5 million in 1998 and $9.5 million in 1997. This segment's operating income was $.3 million for 1999, $.8 million for 1998, and $2.8 million for 1997.

         Net sales for the Agriculture segment were down $3.9 million, to $2.6 million in 1999, due primarily to depressed commodity prices. As a result, approximately 70 percent of crop production volume was held in inventory at year-end. In 1999, crop yield for soybeans was up slightly to 34 bushels per acre, but the sales price was down 21 percent. Although corn harvested was a record 130 bushels per acre, sales prices were 19 percent lower than in 1998. Operating income was $.3 million in 1999, a decrease of $.5 million when compared to 1998. Although net sales decreased in 1999, crop cost per unit of production were reduced as well.

         During 1998, net sales of $6.5 million decreased $3 million from 1997. The decrease was the result of lower commodity prices and soybean yields, combined with the year of 1997 benefiting from the sale of products which were grown during 1996. Operating income of $.8 million was down $2 million from 1997 and was negatively impacted by an increase in harvesting costs for corn due to an outbreak of Aflatoxin, a toxin-producing fungus, in addition to lower net sales discussed earlier. In 1998, soybean yield per acre decreased nine percent and the sales price was 19 percent lower than in 1997. Although corn yield per acre increased four percent, sales prices were down ten percent in 1998.

      Corporate

         Corporate operating expense of $5.8 million for 1999 compares to $5 million for 1998 and $5.2 million for 1997. The Company's general and administrative expenses increased $.8 million during 1999, due primarily to higher professional fees and higher costs of awards under the Company's incentive plans. For 1998, these expenses decreased $.4 million.

      Eliminations

         Intersegment sales of timber from Deltic's Woodlands segment to the Mills' segment were $11.9 million in 1999, compared to $7.8 million in 1998 and $7.2 million in 1997. The $4.1 million increase during 1999 was due primarily to an increase in log requirements at the Company's manufacturing facilities, coupled with the previously mentioned increase in harvest levels from Deltic's timberland. In 1998, intersegment timber sales increased $.6 million.

         Elimination of intersegment profit in mill inventories was $.2 million in both 1999 and 1998, and $.6 million in 1997.

      Equity in Del-Tin Fiber

         In 1999, the Company recorded equity in the loss of Del-Tin Fiber, a 50 percent owned joint venture, totaling $8.9 million compared to 1998's equity loss of $4.6 million. Production of medium density fiberboard ("MDF") began at Del-Tin Fiber in late April 1998, with initial board sales beginning in June 1998. Results of Del-Tin Fiber's operations were recorded on a one-month lag basis during 1998; however, this method was changed in 1999. Consequently, Deltic's equity in Del-Tin Fiber for the year of 1999 includes 13 months of operating results. The plant's MDF production and sales volumes for 1999 total 98 million square feet ("MMSF") and 100 MMSF, respectively. For 1998, production volume was 24.7 MMSF and sales volume totaled 19.6 MMSF. Average sales price for 1999 was $324 per thousand square feet ("MSF"), an increase of nine percent when compared to $298 per MSF for 1998. During a plant shutdown in June 1999, modifications were made to critical equipment, including the press and heat energy system. While problems with the press have been corrected, efforts continue to effect a permanent solution to the heat energy system's failure to perform as specified. As a result, production costs have been higher and production volume has been lower than anticipated. In addition, sales price for MDF has been lower than expected. Therefore, financial results have continued to be unsatisfactory. As Del-Tin Fiber's operations are able to increase production levels closer to the plant's capacity of 150 MMSF per year, average manufacturing cost per MSF is expected to decrease as the fixed costs for the facility are allocated to increased production.

         The preceding "forward-looking statements" were made in reliance upon the safe harbor provisions of the Private Securities Reform Act of 1995. Such statements reflect the Company's current expectations and involve risks and uncertainties. Actual results could differ materially from those included in such forward-looking statements.

      Interest Income/Expense

         Interest income during 1999 was $.2 million, compared to $1.1 million in 1998 and $.7 million in 1997. In 1999, interest and other debt expense was $4.1 million, versus $1.4 million in 1998 and $.4 million in 1997. The Company's timberland acquisition program, stock repurchase plan, and other capital projects required use of available cash and additional borrowings, which resulted in decreased interest income and increased interest expense during 1999. In addition, settlement of an IRS audit for years prior to being spun off from Murphy Oil resulted in payment of interest of $.5 million during 1999. The $1 million increase in interest and other debt expense during 1998 was due primarily to increased borrowings required for Deltic's land acquisition program.

      Other Income

         In 1999, other income was $1.7 million which compares to $.4 million in 1998 and $1.4 million in 1997. The sale of 7,162 acres of non-strategic timberland during 1999 resulted in a pretax gain of $1.1 million. During 1997, the Company realized a $1.2 million gain on settlement of a physical damage insurance claim which was the result of a fire that destroyed the Ola Mill lumber planer.

      Income Tax Expense

         The Company's income tax expense was $6.1 million for 1999 versus $5.3 million for 1998 and $10.7 million for 1997. The effective income tax rate was 36 percent, 38 percent, and 39 percent in 1999, 1998, and 1997, respectively. The increase of $.8 million during 1999 was due to higher pretax income, partially offset by lower state income taxes and recording income tax accrual adjustments relating to prior periods. The Company's income tax expense declined $5.4 million in 1998 due primarily to lower pretax earnings.

Liquidity and Capital Resources

      Cash Flows and Capital Expenditures

         During the year ended December 31, 1999, the Company's net cash provided by operating activities totaled $32.6 million, compared with $27 million in 1998 and $23.9 million in 1997. Changes in operating working capital, other than cash and cash equivalents, required cash of $4.6 million in 1999, $.2 million in 1998, and $.5 million in 1997. Deltic's accompanying Consolidated Statements of Cash Flows identify other differences between net income and cash provided by operating activities of each of those years.

         Capital expenditures required cash of $27.9 million in 1999, $80.1 million in 1998, and $35.7 million in 1997. Other owner-financed capital expenditures, not requiring cash, included timberland acquisitions of $.7 million in 1999, $.4 million in 1998, and $.1 million in 1997. Total capital expenditures are presented by segment in the following table for the years ended December 31, 1999, 1998, and 1997.

                  (Millions of dollars)                    1999          1998          1997
                                                           ----          ----          ----
                  Woodlands                              $  8.5          59.9          16.4
                  Mills                                     8.0           7.9          11.5
                  Real Estate                              11.5          11.5           6.4
                  Agriculture                                .5            .7           1.0
                  Corporate                                  .1            .5            .5
                                                         ------         -----         -----
                    Total capital expenditures             28.6          80.5          35.8
                  Owner-financed expenditures               (.7)          (.4)          (.1)
                                                         ------         -----         -----
                    Expenditures requiring cash          $ 27.9          80.1          35.7
                                                         ======         =====         =====

         Capital expenditures for Woodlands included timberland acquisitions of approximately 6,400 acres at a cost of $6.8 million in 1999, approximately 30,400 acres at a cost of $59.1 million in 1998, and approximately 25,100 acres at a cost of $15.9 million in 1997. During 1999, expenditures for reforestation planting and site preparation amounted to $1.1 million, compared to $.4 million in 1998 and $.2 million in 1997. The increase of $.7 million for 1999 was a result of expanding the planting program due to timberland additions.

         At the Company's Ola Mill, $2.2 million was expended in 1999 and $3.5 million in 1998 to replace the planermill. The project, which was completed and placed in service in May 1999, is expected to increase average hourly output by approximately 90 percent. Completion of an optimized edger system during 1999, requiring capital expenditures of $2.1 million in 1999 and $.3 million in 1998, has improved log recovery. Sawmill building improvements needed for installation of the new edger system and other future projects were completed at a cost of $.5 million in 1999. The installation of a new boiler system and an additional kiln, which increased annual drying capacity by 30 MMBF, required $1.6 million in 1998 and $3 million in 1997. A small log processing deck, enabling the mill to extract small diameter logs from pulpwood, required expenditures of $.4 million in 1998 and $1.4 million in 1997. During 1999, an extension of the Waldo Mill's green lumber sorter and a new lumber stacker required expenditures of $.8 million. When completed, this project will allow sorting without mixing lengths, which improves lumber grade and increases volume throughput in the kilns and planer. An optimized log bucking system, which is expected to increase log recovery up to five percent and increase the average width of lumber produced, required expenditures of $.9 million in 1999 and is scheduled for completion in the first quarter of 2000. At the Waldo Mill, $.5 million was expended in 1998 and $1.6 million in 1997 to install a secondary manufacturing operation, which expanded the Mill's product mix to include products such as finger- jointed studs. Completion of a planermill upgrade at Waldo in 1997 required capital expenditures of $4.1 million.

         Real Estate capital expenditures which related to the cost of lot development totaled $3.6 million in 1999, $5.1 million in 1998, and $2.1 million in 1997. Construction of the Company's 35,000-square-foot retail center, The Village at Rahling Road, required expenditures of $2.9 million in 1999 and is scheduled for completion during the first half of 2000. Site work for the retail center and adjacent outparcel sites totaled $.3 million in 1999, $.4 million in 1998, and $.6 million in 1997. During 1999, infrastructure construction required $.2 million compared to $.8 million in 1998 and $1.3 million in 1997. Chenal Country Club's clubhouse expansion project was completed during 1999 at a total cost of $5.3 million, consisting of $1.7 million in 1999, $3 million in 1998, and $.6 million in 1997. Other expenditures were primarily for various amenity improvements.

         Capital expenditures for Agriculture operations included purchases of harvesting combines totaling $.1 million in 1999 and $.4 million for both 1998 and 1997. During 1997, two continuous-flow grain drying systems were installed at the Company's storage facilities for a total of $.4 million. Other capital requirements were mainly for replacement of various machinery and equipment.

         Corporate operations had capital expenditures for the purchase of an additional investment in a consolidated entity of $.4 million in 1998. Expenditures in 1997 of $.5 million were primarily for the purchase of office furniture and computer equipment, including software, required when the Company's offices were relocated after being spun off from Murphy Oil.

         At December 31, 1999, Deltic had commitments of $7 million for capital projects in progress, including $.6 million for reforestation planting, $.8 million for timberland acquisitions, $1.5 million for improvements at the Waldo Mill, and $3.7 million related to residential lot and commercial site development and amenity improvements at the Company's Chenal Valley real estate development. The Waldo Mill's commitments included $.9 million for completion of the log optimizer, $.2 million for completion of the sorter extension, and $.2 million for a board edger infeed table.

         The net change in purchased stumpage inventory provided cash of $2.6 million in 1999, but required cash of $2.7 million in 1998 and $2.9 million in 1997. Proceeds from the sales of assets provided cash of $3.5 million in 1999, primarily from the sale of 7,162 acres of non-strategic timberland, and $.4 million in 1998. In 1997, cash of $1.4 million was provided from the sales of assets, due primarily to the involuntary conversion of the Ola Mill's planer which was destroyed by fire. During 1999, Deltic purchased $.9 million of U.S. government securities with maturities in excess of three months. Additional net cash investment in Del-Tin Fiber by the Company amounted to $5.8 million, $3.9 million, and $.3 million in 1999, 1998, and 1997, respectively.

         In 1999, borrowing under the Company's revolving credit facility provided $26 million, with repayments amounting to $16 million. In addition, $1.1 million was required for repayment of owner-financed debt incurred for land purchases. Purchases of treasury stock during 1999 required cash of $10.4 million. During 1998, the Company borrowed $48 million under its revolving credit facility, primarily to finance timberland acquisitions. (Refer to Note 9 to the consolidated financial statements.) Upon issuance of $40 million of privately placed, fixed- interest rate, long-term senior notes with a financial institution in December 1998, the Company used the proceeds, net of $1.3 million in prepaid interest and debt issuance costs, to make repayment against its revolving credit facility. In addition, upon securing financing for its facility, Del-Tin Fiber repaid $3 million to Deltic which was applied to the Company's revolving credit facility commitment. During 1997, the Company issued 600,000 shares of redeemable preferred stock, proceeds of which were $29.6 million, net of issuance costs. (Refer to Note 10 to the consolidated financial statements.) In addition, borrowings under Deltic's revolving credit facility in 1997 provided $3 million, which were also repaid during the year. Cash required to repay long-term debt arising from installment payments on notes used to finance a portion of the Company's timber requirements amounted to $.3 million in 1999 and $1.8 million in both 1998 and 1997. The Company paid dividends on common stock of $3.1 million in 1999 and $3.2 million in both 1998 and 1997. During 1999 and 1998, cash required to pay preferred stock dividends totaled $2.3 million in each year.

      Financial Condition

         Year-end working capital totaled $20.7 million in 1999 and $16.5 million in 1998. Cash and cash equivalents at the end of 1999 were $4.8 million, compared to $8.2 million at the end of 1998. During 1999, total indebtedness of the Company increased $9.2 million. Deltic's working capital ratio at December 31, 1999, was 5.3 to 1, compared to 3.5 to 1 at the end of 1998.

      Liquidity

         The primary sources of the Company's liquidity are internally generated funds, access to outside financing, and working capital. The Company's current strategy for growth continues to emphasize a significant timberland acquisition program, which has facilitated an increase in harvest levels, in addition to expanding lumber production and developing both residential and commercial properties at Chenal Valley and Red Oak Ridge.

         To facilitate these growth plans, the Company has an agreement with a group of banks which provides a revolving credit facility totaling $100 million. The agreement will expire on December 31, 2001. As of December 31, 1999, $85 million was available under this facility. Current financing arrangements are set forth in Note 9 to the consolidated financial statements.

         On February 23, 2000, the Company's Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. During 1999, the Company announced the authorization of its initial share repurchase program, which was completed during the second quarter with the purchase of 419,542 shares of common stock at an average cost of $24.68 per share.

         Deltic's management believes that cash provided from its operations and the remaining amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company's continued timberland acquisition program, for the foreseeable future.


Other Matters

      Impact of Inflation

         General inflation has not had a significant effect on the Company's operating results during the three years ended December 31, 1999. The Company's timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy and long-term interest rates. Agriculture operations are impacted by the worldwide supply of the commodities which are grown by the Company and the demand for farm commodities by the North American and foreign export markets.

      Market Risk

         Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does enter into financial instruments to manage and reduce the impact of changes in interest rates. The counterparties in these financial instruments are normally major financial institutions. Deltic held various financial instruments at December 31, 1999 and 1998, consisting of financial assets and liabilities reported in the Company's Consolidated Balance Sheets and off-balance sheet exposures resulting from letters of credit issued by Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to Note 13 to the consolidated financial statements.)

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

redeemable preferred stock; and letters of credit at December 31, 1999, were $54.6 million, $30.5 million, and $2 million, respectively.

         A one percentage-point increase in prevailing interest rates would result in decreases in the estimated fair value of long-term debt of $3.4 million and redeemable preferred stock of $.9 million, while the fair value of the Company's letters of credit would be unchanged. Initial fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for 1999 resulting from a one percentage-point increase in interest rates would be approximately $.1 million, holding other variables constant.

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

      Impact of Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters for fiscal years beginning after June 15, 2000 and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities, measured at fair value, in the statement of financial position. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met, where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings, thus creating an offset. If the derivative is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income, as defined by SFAS 130, Reporting Comprehensive Income. The impact of SFAS 133 on the Company's financial statements when adopted, if any, will depend on a variety of factors, including future interpretive guidance from the FASB, the level of utilization of derivative instruments, the types of hedging instruments used, and the effectiveness of any such instruments. However, the Company's management does not believe the effect of adopting SFAS 133 will be material to its financial position or results of operations, based on the Company's current level of derivative and hedging activities.

      Exchange of Farmland

         On November 16, 1999, Deltic announced its intentions to pursue the exchange of its agricultural land for Southern Pine timberland in a tax-efficient manner. The Company has engaged an agricultural land consulting and brokerage firm, Capital Agricultural Property Services, Inc., to act as advisors in evaluating and marketing over 48,000 acres (about 37,000 acres net to Deltic) of farmland located in northeast Louisiana. Upon completion of the valuation, a marketing plan will be presented to Deltic's Board of Directors for approval.

      Year 2000 Issue

         The Year 2000 issue involved the inability of a significant percentage of the world's computers, application software, and embedded semiconductor chips to cope with the change of the year from 1999 to 2000, unless corrected. The problem could have affected the computers, software, and other equipment used by the Company, as well as those used by its suppliers, customers, banks, etc.

         The Company's business is substantially dependent upon the operation of computer systems and as such, Deltic established a Year 2000 Committee to evaluate the status of the Company's Year 2000 readiness and to remediate any area with deficiencies. Members of the Committee completed the assessment of the Company's compliance and supervised the completion of all corrective measures required. All remediation efforts were completed prior to December 31, 1999.

         To date, Deltic has not experienced problems with either its internal computerized systems or its operational facilities' systems or equipment. In addition, the expenditures incurred to facilitate the current position of the Company's Year 2000 readiness was less than $50 thousand. Deltic has not been negatively impacted by any inability of either suppliers or customers to conduct normal business operations. Therefore, the Company does not expect the financial cost of any remaining impact of Year 2000 related problems, if any, to be material. However, the Company can give no assurance that significant problems resulting from the Year 2000 issue will not occur with either its internal systems or operational facilities or those of critical suppliers or customers.

         The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are "forward-looking statements" within the meaning of the federal securities laws. Such statements reflect the Company's current expectations and involve risks and uncertainties. Actual results could differ materially from those included in such forward-looking statements.

      Environmental Matters

         Deltic is committed to protecting the environment and has certain obligations based on federal, state, and local laws for the protection of the environment. Costs of compliance through 1999 have not been material and the Company's management currently has no reason to believe that such costs will become material for the foreseeable future.


Outlook

         Pine sawtimber harvested from Deltic's fee lands is projected to increase annually through 2001, depending on the Company's ability to increase timber inventory through biological growth and timberland acquisitions. Lumber production is also projected to increase over this period as the Company continues to expand the capacity of its manufacturing facilities. Deltic expects the number of residential lots and commercial acres sold to remain at high levels, barring declines in economic growth or residential construction activity in central Arkansas. The Company announced in late 1999 its intention to divest its agricultural properties. Based on the current divestiture schedule, it is likely Deltic will continue to operate the farmland in 2000. Current plans are to plant soybeans and corn again in 2000, with the results subject to a number of factors including weather conditions, insect infestation, crop disease, and crop prices. The Company expects Del-Tin Fiber's medium density fiberboard production to increase significantly in 2000, as capacity utilization continues to increase following the remediation of operating problems encountered since start-up.

         Deltic's capital expenditure budget for the year of 2000, which was prepared during the fall of 1999, provides for expenditures of $42 million. The Woodlands capital budget includes $10.8 million for timberland acquisitions, which will be dependent on the availability of acreage at prices that meet the Company's criterion for timber stocking, growth potential, site index, and location. Expenditures for sawmill projects are budgeted at $10.8 million for 2000. At the Ola Mill, replacement of the existing sawing gang with a curve sawing gang at a cost of $5.3 million will increase production about 6,000 board feet per hour; allow for processing small, curved logs more efficiently; and decrease the Mill's loss factor by sawing with the grain, thereby reducing warping during drying. The Waldo Mill is planning an $.8 million upgrade to its edger system in order to increase production and improve lumber recovery. Depending on market conditions, expenditures for residential lot development totaling $6.5 million are projected to add over 200 lots to available inventory. Completion of the retail center and outparcel sites in The Village at Rahling Road in 2000 is expected to cost $1.8 million. Construction of Chenal Country Club's second golf course is scheduled to begin in 2000, with completion the following year, and is estimated at a total cost of $7.3 million. This project will enable club membership to increase and will allow future development of residential lots surrounding the golf course. Capital and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company's estimated cash flows from operations, borrowings under credit facilities, or general economic conditions.

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

Item 8.  Financial Statements and Supplementary Data

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          December 31, 1999 and 1998
                         ----------------------------
                            (Thousands of dollars)

                                                                                1999              1998
                                                                           ---------         ---------
Assets
    Current assets
       Cash and cash equivalents                                           $   4,782             8,160
       U.S. government securities                                                936                 -
       Trade accounts receivable - net                                         4,648             3,995
       Other receivables                                                       1,341             1,328
       Inventories                                                             9,411             5,851
       Prepaid expenses and other current assets                               4,396             3,882
                                                                           ---------         ---------
          Total current assets                                                25,514            23,216

    Investment in real estate held for development and sale                   35,210            27,295
    Investment in Del-Tin Fiber                                                3,727             6,699
    Timber and timberlands - net                                             164,740           166,588
    Property, plant, and equipment - net                                      44,312            44,104
    Deferred charges and other assets                                          4,395             4,642
                                                                           ---------         ---------

          Total assets                                                     $ 277,898           272,544
                                                                           =========         =========
Liabilities and Stockholders' Equity
    Current liabilities
       Current maturities of long-term debt                                $     203               990
       Notes payable                                                              13               387
       Trade accounts payable                                                  2,928             2,164
       Accrued taxes other than income taxes                                   1,162             1,025
       Bank overdraft                                                              6               817
       Other accrued liabilities                                                 511             1,294
                                                                           ---------         ---------
          Total current liabilities                                            4,823             6,677

    Long-term debt                                                            55,570            45,198
    Deferred credits and other noncurrent liabilities                          9,097             7,535
    Redeemable preferred stock                                                30,000            30,000
    Stockholders' equity
       Preferred stock                                                             -                 -
       Common stock                                                              128               128
       Capital in excess of par value                                         68,808            68,808
       Retained earnings                                                     120,033           114,498
       Unamortized restricted stock awards                                      (205)             (300)
       Treasury stock                                                        (10,356)                -
                                                                           ---------         ---------
          Total stockholders' equity                                         178,408           183,134
                                                                           ---------         ---------

          Total liabilities and stockholders' equity                       $ 277,898           272,544
                                                                           =========         =========



See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                       Consolidated Statements of Income
            For the Years Ended December 31, 1999, 1998, and 1997
            -----------------------------------------------------
               (Thousands of dollars, except per share amounts)

                                                                1999               1998               1997
                                                           ---------          ---------          ---------
Net sales                                                  $ 124,212            106,957            104,208
                                                           ---------          ---------          ---------

Costs and expenses
    Cost of sales                                             78,895             75,656             67,625
    Depreciation, amortization, and
      cost of fee timber harvested                            10,688              7,331              4,912
    General and administrative expenses                        6,548              5,692              6,062
                                                           ---------          ---------          ---------

       Total costs and expenses                               96,131             88,679             78,599
                                                           ---------          ---------          ---------

       Operating income                                       28,081             18,278             25,609

Equity in loss of Del-Tin Fiber                               (8,936)            (4,657)                 -
Interest income                                                  254              1,122                646
Interest and other debt expense                               (4,124)            (1,387)              (370)
Other income/(expense)                                         1,775                421              1,367
                                                           ---------          ---------          ---------

Income before income taxes                                    17,050             13,777             27,252

Income taxes                                                  (6,130)            (5,303)           (10,678)
                                                           ---------          ---------          ---------

       Net income                                          $  10,920              8,474             16,574
                                                           =========          =========          =========
Earnings per common share
    Basic                                                  $     .69                .48               1.29
                                                           =========          =========          =========
    Assuming dilution                                      $     .69                .48               1.29
                                                           =========          =========          =========

Dividends declared per common share                        $     .25                .25                .25
                                                           =========          =========          =========

Average common shares outstanding (thousands)                 12,503             12,812             12,798
                                                           =========          =========          =========



See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997
             -----------------------------------------------------
                            (Thousands of dollars)

                                                                                1999               1998               1997
                                                                            --------           --------           --------
Operating activities
    Net income                                                              $ 10,920              8,474             16,574
    Adjustments to reconcile above income to
      net cash provided/(required) by operating activities
       Depreciation, amortization, and cost of
         fee timber harvested                                                 10,688              7,331              4,912
       Deferred and noncurrent income taxes                                    1,189              1,255                (65)
       (Gains)/losses from sales of assets                                    (1,487)               (77)            (1,449)
       Real estate costs recovered upon sale                                   6,439              4,993              3,732
       Equity in loss of Del-Tin Fiber                                         8,936              4,657                  -
       (Increase)/decrease in operating working
         capital other than cash and cash equivalents                         (4,620)              (184)              (503)
       Other                                                                     543                538                716
                                                                            --------           --------           --------
          Net cash provided/(required) by operating activities                32,608             26,987             23,917
                                                                            --------           --------           --------

Investing activities
    Capital expenditures requiring cash                                      (27,920)           (80,124)           (35,729)
    Net change in purchased stumpage inventory                                 2,613             (2,665)            (2,924)
    Proceeds from sales of assets                                              3,525                374              1,359
    Purchases of U.S. government securities                                     (936)                 -                  -
    Investment in and advances to Del-Tin Fiber - net                         (5,795)            (3,860)              (299)
    Other - net                                                                  564                758                469
                                                                            --------           --------           --------
          Net cash provided/(required) by investing activities               (27,949)           (85,517)           (37,124)
                                                                            --------           --------           --------

Financing activities
    Proceeds from issuance of redeemable preferred
      stock, net of issuance cost of $395                                          -                  -             29,605
    Proceeds from long-term borrowings                                        26,000             88,072              3,000
    Repayments of long-term debt                                             (17,485)           (44,993)            (4,794)
    Treasury stock purchases                                                 (10,356)                 -                  -
    Prepaid interest and debt issuance costs -
      long-term borrowings                                                         -             (1,307)                 -
    Increase/(decrease) in bank overdraft                                       (811)              (662)             1,479
    Preferred stock dividends paid                                            (2,262)            (2,262)                 -
    Common stock dividends paid                                               (3,123)            (3,203)            (3,200)
                                                                            --------           --------           --------
          Net cash provided/(required) by financing activities                (8,037)            35,645             26,090
                                                                            --------           --------           --------

Net increase/(decrease) in cash and cash equivalents                          (3,378)           (22,885)            12,883
Cash and cash equivalents at beginning of year                                 8,160             31,045             18,162
                                                                            --------           --------           --------

Cash and cash equivalents at end of year                                    $  4,782              8,160             31,045
                                                                            ========           ========           ========



See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
             For the Years Ended December 31, 1999, 1998, and 1997
             -----------------------------------------------------
                            (Thousands of dollars)

                                                                        1999               1998               1997
                                                                   ---------          ---------          ---------
Cumulative preferred stock - $.01 par, authorized
  20,000,000 shares, 600,000 shares issued as
  redeemable preferred stock at end of year
  (See Note 10 - Redeemable Preferred Stock)                       $       -                  -                  -
                                                                   ---------          ---------          ---------
Common stock - $.01 par, authorized 50,000,000
  shares; 12,813,879, 12,813,879, and 12,798,323
  shares issued at end of 1999, 1998, and 1997,
  respectively                                                           128                128                128
                                                                   ---------          ---------          ---------
Capital in excess of par value
    Balance at beginning of year                                      68,808             68,372             68,372
    Exercise of stock options                                              -                 58                  -
    Restricted stock awards                                                -                378                  -
                                                                   ---------          ---------          ---------
    Balance at end of year                                            68,808             68,808             68,372
                                                                   ---------          ---------          ---------
Retained earnings
    Balance at beginning of year                                     114,498            111,496             98,208
    Net income                                                        10,920              8,474             16,574
    Preferred stock dividends accrued                                 (2,262)            (2,269)               (86)
    Common stock dividends declared, $.25 per share                   (3,123)            (3,203)            (3,200)
                                                                   ---------          ---------          ---------
    Balance at end of year                                           120,033            114,498            111,496
                                                                   ---------          ---------          ---------
Unamortized restricted stock awards
    Balance at beginning of year                                        (300)                 -                  -
    Stock awards                                                           -               (378)                 -
    Amortization to expense                                               95                 78                  -
                                                                   ---------          ---------          ---------
    Balance at end of year                                              (205)              (300)                 -
                                                                   ---------          ---------          ---------
Treasury stock
    Balance at beginning of year                                           -                  -                  -
    Shares purchased                                                 (10,356)                 -                  -
                                                                   ---------          ---------          ---------
    Balance at end of year - 419,544 shares of
      common stock at end of 1999, at cost                           (10,356)                 -                  -
                                                                   ---------          ---------         ----------

Total stockholders' equity                                         $ 178,408            183,134            179,996
                                                                   =========          =========         ==========




See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999


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

    Cash Equivalents -- Cash equivalents include U.S. government securities that have a maturity of three months or less from the date of purchase.

    Allowance for Doubtful Accounts -- The Company provides an allowance for doubtful accounts based on a review of the specific receivables outstanding. At December 31, 1999 and 1998, the balance in the allowance account was $247,000 and $189,000, respectively.

    Inventories -- Inventories of logs, lumber, agricultural products, and supplies are stated at the lower of cost or market, primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead.

    Investment in Real Estate Held for Development and Sale -- Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities, less amounts charged to cost of sales. These costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company's three development areas -- Chenal Valley, Chenal Downs, and Red Oak Ridge -- are allocated to neighborhoods over the entire respective development area.

    Investment in Del-Tin Fiber -- Investment in Del-Tin Fiber L.L.C. ("Del-Tin
       Fiber"), the 50 percent owned limited liability company, is carried at cost and is being adjusted for the Company's proportionate share of its undistributed earnings or losses.

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

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999


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

    Income Taxes -- The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

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

    NetChange in Purchased Stumpage Inventory -- Purchased stumpage inventory consists of timber-cutting rights purchased from third parties specifically for use in the Company's sawmills. Depending on the timing of acquisition and usage of this acquired stumpage inventory, the net change in inventory can either be a source or use of funds in the Company's Consolidated Statements of Cash Flows.

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

    Reclassifications -- Certain prior year amounts have been reclassified to conform with the 1999 presentation format.


Note 2 - Spin-off from Murphy Oil Corporation

    On December 31, 1996, Deltic Timber Corporation became an independent, public company when Murphy Oil, the Company's former parent, surrendered 100 percent of the outstanding shares of Deltic common stock, which were distributed to Murphy Oil's shareholders as a dividend. Murphy Oil personnel historically performed certain administrative and financial services on behalf of the Company. These services included, among others, cash management and consultation related to certain personnel, employee benefit, and income tax matters. During 1997, Murphy Oil continued to provide, or caused to be provided, certain specified services for a transitional period ending June 30, 1997. Deltic personnel have assumed responsibility for all functions previously provided by Murphy Oil. The Company recorded charges of $427,000 in 1997 for these services which were included in General and Administrative Expenses in the 1997 Consolidated Statement of Income.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999


Note 3 - Inventories

    Inventories at December 31 consisted of the following:

       (Thousands of dollars)                                1999           1998
                                                            -----          -----
       Logs                                               $ 2,170          1,942
       Finished products                                    6,966          3,616
       Materials and supplies                                 275            293
                                                          -------         ------
                                                          $ 9,411          5,851
                                                          =======         ======

Note 4 - Acquisition of Chenal Country Club, Inc.

    During 1997, the Company acquired the net assets of Chenal Country Club, the entity that had operated the club amenity around which Deltic's Chenal Valley real estate development is centered. The cost of the clubhouse and golf course facilities acquired is being accounted for as an additional amenity for the Chenal Valley development. The acquisition was accomplished by exchanging an interest-bearing receivable from the club membership, which had been previously held by Deltic, in the amount of $5,600,000, for the clubhouse and golf course facilities and an investment in 100 percent of the stock of Chenal Country Club, Inc., a wholly owned subsidiary formed, at the time of the acquisition, to continue the daily operating activities of the club. The operating assets of the former Chenal Country Club, excluding the clubhouse and golf course facilities, were transferred to this subsidiary.

    Deltic had previously constructed the clubhouse and golf course and purchased the original operational assets of the club amenity and sold them to the club membership in exchange for the original interest-bearing receivable. Chenal Country Club, Inc. continued to operate the club for the remainder of 1997 and the entire years of 1998 and 1999. The results of operations of Chenal Country Club, Inc., since the date of the acquisition, are included in the accompanying financial statements. However, upon the exchange of the interest-bearing receivable for the acquisition, Deltic ceased to earn interest income related to the receivable as of April 30, 1997.

    The acquisition was recorded using the purchase method of accounting for business combinations. Operating income of Chenal Country Club, Inc. included in the amounts reported in the Consolidated Statement of Income for 1997 was $104,000, and was comprised of net sales of $2,277,000, cost of sales of $2,065,000, and depreciation expense of $108,000. Due to the approximately break-even level for operating income of Chenal Country Club, Inc., Deltic's financial statements would not have been materially impacted had the operations of this new subsidiary been included for the entire year of 1997. Interest income on the receivable from the club membership prior to the acquisition was $173,000 in 1997.


Note 5 - Investment in Del-Tin Fiber

    Deltic owns 50 percent of the membership interest of Del-Tin Fiber, which completed construction and commenced production operations of a medium density fiberboard ("MDF") plant near El Dorado, Arkansas, in April 1998. The cost to construct the plant was approximately $104,000,000. Each of Del-Tin Fiber's two owners recorded an initial investment of approximately $12,000,000, with the remainder financed by Del-Tin Fiber with a combination of borrowings and issuance of interest-bearing bonds. Separate project financing for the plant was finalized during 1998.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999

    Each owner has agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom the project financing was obtained. Under this agreement, each owner has agreed to fund any deficiency in contributions to either Del-Tin Fiber's bond sinking fund or debt service reserve, if any, up to $17,500,000. Del-Tin Fiber's project financing agreement does not require sinking fund or debt reserve contributions until 2000. In addition, each owner has committed to a production support agreement, under which each owner has agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service if the plant is unable to successfully complete a minimum production test, planned for 2000. Both owners of Del-Tin Fiber have also pledged their respective membership interest in the joint venture as collateral under the project financing agreement.

    Under the operating agreement, Del-Tin Fiber's employees operate the plant. Deltic has committed to provide a portion of the plant's fiber and wood fuel supply at market prices. During 1999 and 1998, Deltic sold Del-Tin Fiber approximately $4,343,000 and $2,126,000, respectively, of these lumber manufacturing by-products. As of December 31, 1999, the Company had a receivable from Del-Tin Fiber of $36,000.

    Del-Tin Fiber's financial position at year-end 1999 and 1998 and results of operations for years of 1999 and 1998 consisted of the following:

       (Thousands of dollars)                                                                1999               1998
                                                                                       ----------         ----------
       Condensed Balance Sheet Information
          Current assets                                                               $    7,354              7,943
          Property, plant, and equipment - net                                             98,492             98,147
          Other noncurrent assets                                                           4,108              7,446
                                                                                       ----------         ----------
                 Total assets                                                          $  109,954            113,536
                                                                                       ==========         ==========

          Current liabilities                                                          $   12,356             10,805
          Long-term debt                                                                   89,000             89,000
          Other noncurrent liabilities                                                         10                  -
          Members' capital/(deficit)                                                        8,588             13,731
                                                                                       ----------         ----------
                 Total liabilities and members' capital/(deficit)                      $  109,954            113,536
                                                                                       ==========         ==========

       Condensed Income Statement Information
          Net sales                                                                    $   30,472              7,365
                                                                                       ----------         ----------
          Costs and expenses
             Cost of sales                                                                 33,893             12,940
             Depreciation                                                                   4,151              1,473
             General and administrative expenses                                            2,625                671
                                                                                       ----------         ----------
                 Total costs and expenses                                                  40,669             15,084
                                                                                       ----------         ----------

                 Operating income/(loss)                                                  (10,197)            (7,719)
          Interest income                                                                     271                105
          Interest and other debt expense                                                  (6,807)            (2,564)
                                                                                       ----------         ----------
                 Net income/(loss)                                                     $  (16,733)           (10,178)
                                                                                       ==========         ==========

    At December 31, 1999 and 1998, the Company's share of the underlying net assets of Del-Tin Fiber exceeded its investment by $567,000 and $167,000, respectively. The excess relates primarily to interest received by the Company from Del-Tin Fiber prior to plant start-up, which was capitalized by Deltic as a reduction of its investment and is being amortized into income using the straight-line method over a 60-month period.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999


    The Company accounts for its investment in Del-Tin Fiber under the equity method. Accordingly, the investment in Del-Tin Fiber is carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses. Prior to December 1999, Deltic recorded its equity in the operating results of Del-Tin Fiber on a one-month lag basis. However, as of December 31, 1999, equity in Del-Tin Fiber's results through December 31, 1999, were recorded by the Company. Therefore, the amount reported in the 1999 Consolidated Statement of Income as Equity in Loss of Del-Tin Fiber reflects Deltic's share of operating results for Del-Tin Fiber for the 13-month period beginning December 1, 1998.


Note 6 - Timber and Timberlands

    Timber and timberlands at December 31 consisted of the following:

       (Thousands of dollars)                                                  1999           1998
                                                                          ---------      ---------
       Purchased stumpage inventory                                       $  10,597         13,210
       Timberlands                                                           62,287         54,710
       Fee timber                                                           125,851        128,242
       Logging facilities                                                     1,642          1,610
                                                                          ---------      ---------
                                                                            200,377        197,772
       Less accumulated cost of fee timber harvested

         and facilities depreciation                                        (35,637)       (31,184)
                                                                          ---------      ---------
                                                                          $ 164,740        166,588
                                                                          =========      =========

    Cost of fee timber harvested amounted to $4,397,000 in 1999, $1,800,000 in 1998, and $1,404,000 in 1997. Depreciation of logging facilities was $56,000, $73,000, and $84,000 for the years 1999, 1998, and 1997, respectively.

    The Company obtains a portion of its sawmill log requirements by acquiring purchased stumpage inventory through cutting contracts with various private and governmental landowners. These contracts have terms ranging from a few months to several years. At December 31, 1999, the Company's total commitment under such contracts amounted to approximately $5,036,000. Based on lumber prices at December 31, 1999, management estimated the fair value of stumpage under such contracts to be approximately $3,988,000. Depending on the market value of this stumpage at time of harvest, the Company's sawmills may experience favorable or unfavorable log supply costs. By February 3, 2000, the lumber market had improved to the point that the estimated fair value of timber under these contracts had increased to approximately $4,256,000.


Note 7 - Property, Plant, and Equipment

    Property, plant, and equipment at December 31 consisted of the following:

                                                                Range of
       (Thousands of dollars)                                 Useful Lives              1999           1998
                                                              ------------         ---------      ---------
       Land                                                       N/A              $   4,425          4,425
       Land improvements                                       10-20 years             4,061          4,046
       Buildings and structures                                10-20 years             4,946          8,573
       Machinery and equipment                                  3-15 years            71,234         62,949
                                                                                   ---------      ---------
                                                                                      84,666         79,993
        Less accumulated depreciation                                                (40,354)       (35,889)
                                                                                   ---------      ---------
                                                                                   $  44,312         44,104
                                                                                   =========      =========

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999


    Depreciation expense charged to operations was $5,676,000, $5,087,000, and $3,508,000 in 1999, 1998, and 1997, respectively.

    Gains/(losses) on disposals or retirements of assets included in income were $1,487,000 in 1999 ($1,423,000 from the sale of 7,336 acres of timberland), $77,000 in 1998, and $1,449,000 in 1997 ($1,196,000 for involuntary conversion of the Ola planermill due to fire and $186,000 from the sale of
    9.5 acres of undeveloped real estate acreage).


Note 8 - Indebtedness

    The Company's indebtedness at December 31 consisted of the following:

       (Thousands of dollars)                                                                    1999           1998
                                                                                             --------       --------
       Short-term notes, 5.0%                                                                $     13            387
       Installment timber notes payable, 1.2%*,
         due 2000-2001                                                                             68            394
       Note payable, 8%, due 1999                                                                   -            750
       Note payable, 6.5%, due 2001                                                            15,000          5,000
       Senior notes payable, 6.7%, due 2008                                                    40,000         40,000
       Other notes payable, 4.7%*, due 2000-2001                                                  705             44
                                                                                             --------       --------
                                                                                               55,786         46,575
       Less:  Short-term notes                                                                    (13)          (387)
               Current maturities of long-term debt                                              (203)          (990)
                                                                                             --------       --------
        Long-term debt at December 31                                                        $ 55,570         45,198
                                                                                             ========       ========

       *Weighted average interest rate at December 31, 1999.

    During 1998, the Company successfully completed negotiation of the private placement of $40,000,000 of senior notes with Pacific Coast Farm Credit Services, ACA. These unsecured notes have a fixed stated interest rate of
    6.7 percent and mature on December 18, 2008. No installment payments are required, but the terms allow for prepayments at the option of the Company. The agreement contains certain restrictive financial covenants, including a minimum consolidated tangible net worth of the sum of $135,000,000, plus 25 percent of cumulative consolidated adjusted net income from October 1, 1998, and a maximum funded debt/capitalization ratio of .6 to 1. The Company incurred $226,000 of costs related to the issuance of these notes, which was deferred and is being amortized as additional interest expense over the term of the underlying debt.

    In anticipation of issuance of these notes, the Company entered into and settled an interest rate hedge contract. Upon settlement of this contract in December 1998, the Company paid $1,081,000, which was deferred and is being amortized as other debt expense over the term of the underlying debt, resulting in an effective interest rate for these notes of approximately 6.9 percent.

    The scheduled maturities of long-term debt for the next five years are $203,000 in 2000, $15,161,000 in 2001, $136,000 in 2002, $137,000 in 2003,
    and $136,000 in 2004. (For additional information regarding financial instruments, see Note 9 - Credit Facilities and Note 13 - Fair Value of Financial Instruments.)

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999


Note 9 - Credit Facilities

    In 1996, Deltic entered into an agreement with NationsBank, N.A. and other domestic banks which provides an unsecured, committed revolving credit facility totaling $100,000,000. The agreement will expire on December 31, 2001. As of December 31, 1999, $85,000,000 of committed credit was available in excess of all borrowings outstanding under or supported by the facility. Borrowings under the agreement bear interest based upon prime or other various cost of funds options. Fees associated with this revolving credit facility include a commitment fee of .15 to .35 percent per annum on the unused portion of the commitment balance. The revolving credit agreement contains certain restrictive financial covenants, including a maximum funded debt/capitalization ratio of .5 to 1, which is to be maintained throughout the term of the credit agreement.

    The Company may also borrow up to $5,000,000 under a short-term credit facility with First National Bank of El Dorado. The agreement expires May 8, 2000, with renewal annually. The amount available to the Company under this facility is reduced by any outstanding letters of credit issued by Deltic. As of December 31, 1999, letters of credit amounting to $768,000 were committed, resulting in $4,232,000 available to the Company. Borrowings bear interest based upon the New York Prime and the facility carries a commitment fee of .1 percent per annum on the unused amount of the facility.

    In addition, Deltic entered into an agreement with Regions Bank of Little Rock which provides a $1,750,000 credit facility used primarily to support letters of credit issued in connection with the Company's purchased stumpage procurement and real estate development operations. The agreement, which is renewable annually, carries no facility fees and borrowings bear interest based upon prime. Amounts available to Deltic under the facility are reduced by any outstanding letters of credit, which amounted to $1,249,000 at December 31, 1999, leaving $501,000 available to the Company. (For additional information regarding these financial instruments, see Note 13 - Fair Value of Financial Instruments.)


Note 10 - Redeemable Preferred Stock

    During 1997, the Company issued 600,000 shares of its authorized preferred stock having a par value of $.01 per share. Redemption of these shares, designated by the Company as Cumulative Mandatory Redeemable Preferred Stock, 7.54% Series, is mandatory on December 31, 2002 ("Mandatory Redemption Date"). These redeemable preferred shares have no voting rights, except if at any time, cumulative dividends payable for these shares become in arrears for an amount equal to dividends payable for six quarterly dividends or the shares are not redeemed in full on the Mandatory Redemption Date. If either occurs, the holders of the redeemable preferred shares shall have the right to elect a director to the Board of Directors, which would be in addition to the current number of directors. This right shall continue until such time that all cumulative unpaid dividends have been paid or the redeemable preferred shares are redeemed.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999


Note 11 - Income Taxes

    The components of income tax expense/(benefit) for the three years ended December 31, 1999, 1998, and 1997 consisted of the following:

       (Thousands of dollars)                                                    1999            1998           1997
                                                                            ---------       ---------      ---------
       Federal
          Current                                                           $   4,856           3,388          9,143
          Deferred and noncurrent                                                 729           1,255            (65)
                                                                            ---------       ---------      ---------
                                                                                5,585           4,643          9,078
       State
          Current                                                                  85             660          1,600
          Deferred                                                                460               -              -
                                                                            ---------       ---------      ---------
              Total                                                         $   6,130           5,303         10,678
                                                                            =========       =========      =========

    A reconciliation of the U.S. statutory income tax rate to the Company's effective rates on income before income taxes consisted of the following:

                                                                                 1999            1998           1997
                                                                               ------           -----          -----
       Statutory income tax rate                                                   35%             35%            35%
       State income taxes, net of federal income tax benefit                        2               4              4
       Other                                                                       (1)             (1)             -
                                                                               ------           -----          -----
          Effective income tax rate                                                36%             38%            39%
                                                                               ======           =====          =====

    An analysis of the Company's deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, showing the tax effects of significant temporary differences, consisted of the following:

       (Thousands of dollars)                                                                    1999           1998
                                                                                            ---------      ---------
       Deferred tax assets
          Investment in real estate held for development and sale                           $   4,992          2,803
          Postretirement and other employee benefits                                              371            260
          Other deferred tax assets                                                               641            704
                                                                                            ---------      ---------
             Total deferred tax assets                                                          6,004          3,767
                                                                                            ---------      ---------
       Deferred tax liabilities
          Investment in Del-Tin Fiber                                                          (3,719)          (344)
          Timber and timberlands                                                                 (634)          (217)
          Property, plant, and equipment                                                       (3,927)        (4,367)
          Other deferred tax liabilities                                                         (212)          (158)
                                                                                            ---------      ---------

              Total deferred tax liabilities                                                   (8,492)        (5,086)
                                                                                            ---------      ---------
              Net deferred tax assets/(liabilities)                                         $  (2,488)        (1,319)
                                                                                            =========      =========

    Net long-term deferred tax liabilities of $2,885,000 at December 31, 1999, and $1,701,000 at December 31, 1998, are included in the Consolidated Balance Sheets in Deferred Credits and Other Noncurrent Liabilities for the respective years. In addition, short-term deferred tax assets of $397,000 at December 31, 1999, and $382,000 at December 31, 1998, are included in the Consolidated Balance Sheets in Prepaid Expenses and Other Current Assets for the respective years.

    In management's judgment, the Company's deferred tax assets at December 31, 1999, will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies. There were no valuation allowances for deferred tax assets at the end of each year in the three years ended December 31, 1999.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999


Note 12 - Stockholders Rights Plan

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


Note 13 - Fair Value of Financial Instruments

    The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 1999 and 1998. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

                                                                  1999                                   1998
                                                     ----------------------------           -----------------------------
                                                     Carrying or        Estimated           Carrying or         Estimated
                                                        Notional             Fair              Notional              Fair
       (Thousands of dollars)                             Amount            Value                Amount             Value
                                                     -----------      -----------           -----------       -----------
       Financial liabilities
          Long-term debt, including
            current maturities                       $   (55,773)         (54,640)              (46,188)          (46,218)
       Redeemable preferred stock                    $   (30,000)         (30,508)              (30,000)          (31,224)
       Off-balance sheet exposures
          Letters of credit                          $    (2,017)          (2,017)               (3,505)           (3,505)

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

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999


Note 14 - Concentration of Credit Risks

    Financial instruments which potentially subject the Company to credit risk are trade accounts receivable. These receivables normally arise from the sale of wood products, primarily lumber. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company's customer base. No single customer accounted for a significant amount of the Company's sales of timber or wood products in 1999, 1998 or 1997. There were no significant accounts receivable from a single customer at December 31, 1999; however, at December 31, 1998, one timber sale customer's receivable accounted for approximately 12 percent of the Company's consolidated trade accounts receivable amount.

    Within the Agriculture segment, the Company is exposed to a minimal level of credit risk in that the majority of farm crops grown are delivered to a small number of grain elevators and these elevators are limited to the geographic area in which the Company's agriculture operations are located. However, receipt of payment from these elevators usually occurs at the time of delivery. At December 31, 1999 and 1998, the Company had no significant accounts receivable outstanding in this area.


Note 15 - Employee and Retiree Benefits

    The Company provides retirement plans and other postretirement benefits to the majority of its employees. Reconciliations of benefit obligations, plan assets, and funded status of the plans consisted of the following:

                                                                                                      Other
                                                                       Retirement                 Postretirement
                                                                          Plans                       Benefits
                                                                ----------------------        ----------------------
       (Thousands of dollars)                                       1999          1998            1999          1998
                                                                --------      --------        --------      --------
       Change in benefit obligation
          Benefit obligation at January 1                       $  9,074         7,033           3,322         2,602
             Service cost                                            675           428             191           155
             Interest cost                                           641           481             214           190
             Participant contributions                                 -             -              17             7
             Actuarial (gain)/loss                                (1,186)        1,150            (412)          403
             Benefits paid                                           (59)          (18)            (47)          (35)
                                                                --------      --------        --------      --------

          Benefit obligation at December 31                     $  9,145         9,074           3,285         3,322
                                                                ========      ========        ========      ========
       Change in plan assets
          Fair value of plan assets at January 1                $ 10,498         9,884               -             -
             Actual return on plan assets                          1,025           632               -             -
             Employer contributions                                    -             -              31            28
             Participant contributions                                 -             -              16             7
             Benefits paid                                           (59)          (18)            (47)          (35)
                                                                --------      --------        --------      --------
          Fair value of plan assets at
            December 31/1/                                      $ 11,464        10,498               -             -
                                                                ========      ========        ========      ========

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999


                                                                                                      Other
                                                                       Retirement                 Postretirement
                                                                          Plans                       Benefits
                                                                ----------------------        ----------------------
       (Thousands of dollars)                                       1999          1998            1999          1998
                                                                --------      --------        --------      --------
       Reconciliation of funded status of
         plans
          Funded status of plans                                $  2,319         1,899          (3,285)       (3,322)
          Unrecognized actuarial (gain)/loss                        (739)          591             126           533
          Unrecognized net asset from transition
            to SFAS 87/2/                                           (183)         (233)              -             -
          Unrecognized prior service cost                            599           216               -             -
                                                                --------      --------        --------      --------

             Prepaid/(accrued) benefit cost/3/                  $  1,996         2,473          (3,159)       (2,789)
                                                                ========      ========        ========      ========
       Assumptions
          Weighted average discount rate                            7.25%         6.50%           7.25%         6.50%
          Expected return on plan assets                            8.50%         8.50%            N/A           N/A
          Rate of compensation increase                             4.60%         4.60%            N/A           N/A

       /1/Primarily includes listed stocks and bonds, government securities, and
          U.S. agency bonds.
       /2/Being amortized over a period of 15 years.
       /3/Included in the Consolidated Balance Sheets in Deferred Charges and
          Other Assets/Deferred Credits and Other Noncurrent Liabilities.

    Components of net periodic retirement expense/(expense reduction) and other postretirement benefits expense consisted of the following:

       (Thousands of dollars)                                                     1999            1998          1997
                                                                              --------        --------      --------
       Retirement plans
          Service cost                                                        $    675             428           354
          Interest cost                                                            641             481           389
          Expected return on plan assets                                          (891)           (839)         (692)
          Amortization of prior service cost                                        92              25            25
          Amortization of transitional asset                                       (49)            (49)          (49)
          Recognized actuarial (gain)/loss                                           9               -             -
                                                                              --------        --------      --------
             Net retirement expense/(expense reduction)                       $    477              46            27
                                                                              ========        ========      ========

       Other postretirement benefits
          Service cost                                                        $    191             156           132
          Interest cost                                                            214             190           159
          Recognized actuarial (gain)/loss                                          13               1             -
                                                                              --------        --------      --------
             Other postretirement benefits expense                            $    418             347           291
                                                                              ========        ========      ========

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999


    Retirement Plans -- The Company has noncontributory, defined benefit retirement plans that cover substantially all employees. Benefits are based on years of service, including those with Murphy Oil, and final career-average-pay formulas as defined by the plans.

    Thrift Plan -- Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee's allotment, based on length of participation in the plan. Company contributions to this plan were $259,000 in 1999, $262,000 in 1998, and $112,000 in 1997.

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

    In determining the accumulated benefit obligation for health care, at December 31, 1999 and 1998, health care inflation cost was assumed to increase at an annual rate of 6.5 percent in 1999 and 7.5 percent for 1998, decreasing one percent per year to 4.5 percent in 2002 and thereafter. A one percentage-point increase in the assumed health care cost trend rate would increase the aggregate service and interest cost components of periodic benefit cost for 1999 by $44,000 and the benefit obligation by $301,000, while a one percentage-point decrease in the assumed rate would decrease the 1999 cost components by $40,000 and the benefit obligation by $280,000.


Note 16 - Incentive Plans

    Stock Incentive Plan

    The Company's 1996 Stock Incentive Plan ("the Plan") permits annual awards of shares of the Company's common stock to executives and other key employees. Under the Plan, the Executive Compensation Committee ("the Committee") is authorized to grant: (1) stock options, nonqualified or incentive; (2) stock appreciation rights; and (3) restricted stock awards. Total annual options granted, excluding any replacement options issued due to the spin-off from Murphy Oil, may not exceed .5 percent of common shares issued and outstanding as of the date of issuance of the options. In subsequent years, the Committee may award up to one percent of common shares issued and outstanding at the end of the preceding year; any allowed shares not granted may be available for grant in subsequent years. The Company applies APB 25 to account for stock-based compensation plans. Cost of options are accrued over the vesting periods and adjusted for subsequent changes in fair market value of the shares.

    Stock Options -- For each option granted under the Plan, the Committee fixes the option price at no less than fair market value on the date of the grant and the option term, not to exceed 10 years from date of grant. Replacement options granted were for 10 years from original grant date and nonqualified. New options granted since 1997 were for 10 years and primarily incentive. All options have an option price no less than the fair market value on the grant date, with a range in option prices of $9.90 to $28.03 per share, and each grantee is permitted to surrender options for equivalent value of stock at the date of surrender. For options granted in 1999 and 1998, half may be exercised or surrendered after one year and the remainder after three years. For options granted in 1997, exclusive of replacement options, half may be exercised or surrendered after two years and the remainder after three years.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999


  Changes in options outstanding, including replacement options, consisted of the following:

                                            Number             Average
                                              of               Exercise
                                            Options              Price
                                           --------              -----
   Outstanding at January 1, 1997                 -                 N/A
      Granted                               103,355            $  20.38
      Surrendered                                 -                 N/A
                                            -------
   Outstanding at December 31, 1997         103,355            $  20.38
      Granted                                50,950            $  28.03
      Surrendered                            (6,250)           $  13.01
                                            -------
   Outstanding at December 31, 1998         148,055            $  23.33
      Granted                                69,800            $  24.97
      Surrendered                                 -                 N/A
                                            -------
   Outstanding at December 31, 1999         217,855            $  23.86
                                            =======

   Exercisable at December 31, 1997           9,375            $  12.78
                                            =======
   Exercisable at December 31, 1998          17,875            $  13.01
                                            =======
   Exercisable at December 31, 1999          86,967            $  21.77
                                            =======


  Additional information about stock options outstanding at December 31, 1999, consisted of the following:

                              Options Outstanding        Options Exercisable
                           ---------------------------   -------------------
      Range of             Number    Average   Average    Number    Average
      Exercise               of        Life    Exercise     of      Exercise
       Prices              Options   in Years    Price    Options    Price
       -----               -------   --------    -----    -------    -----


   $  9.90 to $13.90        25,875      5.5     $ 12.83     25,875   $ 12.83
   $ 23.19 to $28.03       191,980      8.0     $ 25.35     61,092   $ 25.56
                           -------                        --------
   $  9.90 to $28.03       217,855      7.1     $ 23.86     86,967   $ 21.77
                           =======                        ========


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

  During 1998, grants of 13,500 shares of restricted stock were awarded by the Committee. The fair value per share of restricted stock granted was $28.03. Unearned compensation was charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of shareholders' equity in the Consolidated Balance Sheets as Unamortized Restricted Stock Awards, and is being amortized to expense over the four-year restricted period.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999

  Stock-based compensation reflected in income was a charge of $89,000 in 1999 and a benefit of $163,000 in 1998. Had cost of the Company's stock-based compensation plans been determined based on the fair value of the instruments at the grant dates using the provisions of SFAS 123, the Company's net income and earnings per share would be the following pro forma amounts.

    (Thousands of dollars, except per share amounts)      1999     1998    1997
                                                          ----     ----    ----
    Net income
        As reported                                   $ 10,920    8,474  16,574
        Pro forma                                     $ 10,305    7,833  16,378

    Basic earnings per share
        As reported                                   $    .69      .48    1.29
        Pro forma                                     $    .64      .43    1.27

    Dilutive earnings per share
        As reported                                   $    .69      .48    1.29
        Pro forma                                     $    .64      .43    1.27

  For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 1999, 1998, and 1997, respectively: dividend yields of 1.01 percent, .70 percent, and .90 percent; expected volatility of 37.99 percent, 25.22 percent, and
  26.39 percent; risk-free interest rates of 5.06 percent, 5.74 percent, and
  6.38 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 1999, 1998, and 1997 were $9.42, $8.62, and $6.65, respectively.

  Incentive Compensation Plan

  Cash Awards -- The Company has an Incentive Compensation Plan that provides for annual cash awards to officers, directors, and key employees based on actual results for a year compared to objectives established by the Executive Compensation Committee, which administers the Plan, at the beginning of that year. Initial awards under the Plan were granted in 1998, based on 1997 results of operations. Provisions for cash incentive awards of $575,000, $270,000, and $425,000 were recorded in 1999, 1998 and 1997, respectively.

Note 17 - Supplemental Cash Flows Disclosures

  Income taxes paid, net of refunds, were $5,770,000, $5,753,000, and $11,159,000 in 1999, 1998, and 1997, respectively. Interest paid, net of amounts capitalized, was $4,074,000, $1,285,000, and $449,000 in 1999, 1998,
  and 1997, respectively.

  Noncash investing and financing activities excluded from the Consolidated Statements of Cash Flows were assumptions of owner-financed debt in the amount of $696,000 in 1999, $410,000 in 1998, and $496,000 in 1997 related to acquisitions of land and timber-cutting rights.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999

    (Increases)/decreases in operating working capital, other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

       (Thousands of dollars)                                       1999            1998           1997
                                                                 -------         -------        -------
       Trade accounts receivable                            $       (652)           (224)          (137)
       Other receivables                                             (13)         (1,031)         2,532
       Inventories                                                (3,560)          2,744         (2,998)
       Prepaid expenses and other current assets                    (513)         (1,822)           342
       Trade accounts payable                                        764            (377)           413
       Accrued liabilities                                          (646)            526           (655)
                                                                 -------         -------        -------

                                                            $     (4,620)           (184)          (503)
                                                                 =======         =======        =======

Note 18 - Earnings per Share

    The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

       (Thousands of dollars)                                       1999            1998           1997
                                                                 -------         -------        -------
       Net income                                           $     10,920           8,474         16,574
       Less preferred dividends                                   (2,262)         (2,269)           (86)
                                                                 -------         -------        -------
             Income available to common shareholders        $      8,658           6,205         16,488
                                                                 =======         =======        =======

       Weighted average number of common shares
         used in basic EPS                                        12,503          12,812         12,798
       Effect of dilutive stock options                               16              18             27
                                                                 -------         -------        -------
             Weighted average number of common shares
               and dilutive potential common stock used in
               EPS assuming dilution                              12,519          12,830         12,825
                                                                 =======         =======        =======

       Earnings per common share

          Basic                                             $        .69             .48           1.29
                                                                 =======         =======        =======
          Assuming dilution                                 $        .69             .48           1.29
                                                                 =======         =======        =======

    Options on 141,480 and 122,180 shares of common stock were not included in computing dilutive EPS for 1999 and 1998, respectively, because their effects were antidilutive.


Note 19 - Commitments and Contingencies

    Commitments -- Commitments for capital expenditures at December 31, 1999, were approximately $825,000 for timber and timberlands; $1,344,000 for property, plant, and equipment; $3,708,000 for investment in real estate held for development and sale; and $232,000 for the purchase of an additional ownership percentage in a consolidated entity.

    Contingencies -- The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999

Note 20 - Business Segments

    In June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 superseded and/or amended the business segment disclosures required under various preceding pronouncements, effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. This standard defines additional information to be disclosed for each reportable segment and requires that each operating segment for which an enterprise's chief operating decision maker regularly assesses performance be disclosed as a reportable segment. As a result, the Company has determined that its previous Forest Products segment should be divided into two separate reporting segments, Woodlands and Mills. Deltic elected to adopt SFAS 131 effective for the first quarter of 1998. All 1997 business segment information has been restated for comparative purposes.

    The Company's five reporting segments consist of Deltic's four operating business units and its corporate function. Each reporting entity has a separate management team and infrastructure that offers different products and/or services.

    Woodlands operations manage the Company's Southern Pine timberlands located primarily in Arkansas and north Louisiana and derive revenue from the harvest of timber from the timberlands, in accordance with its harvest plans, and either sells timber to third parties in the domestic market or to the Company's Mills segment for conversion into lumber.

    The Mills segment consists of Deltic's two sawmills which convert timber, purchased from third parties or the Company's Woodlands segment, into lumber. These mills produce a variety of products, including dimension lumber, boards, timbers, decking, and secondary manufacturing products, such as finger-jointed studs. These products are sold primarily to wholesalers and lumber treaters in the South and Midwest and used in residential construction, roof trusses, laminated beams, and remanufactured items.

    Real Estate operations, which currently include three separate real estate developments, add value to former timberland by developing it into upscale, planned residential and commercial developments. These developments, each of which is, or will be, centered around a core amenity, are being developed in stages. To- date, real estate sales have consisted primarily of residential lots sold to builders or individuals, commercial site sales, and sales of undeveloped acreage. In addition, this segment currently leases office and retail space to third parties in two buildings constructed by the Company, and held for sale, in one of its developments. This segment also manages a real estate brokerage subsidiary which currently generates commission revenue by reselling existing homesites in one of the Company developments.

    The Agriculture segment operates the Company's farmland in northeast Louisiana. The majority of farmland acreage is farmed by Deltic, while most of the remaining acreage is rented to third parties. Crops grown on Company-farmed acreage in 1999 were soybeans and corn. This business unit derives the majority of its revenues from sales of farm crops grown to grain elevators and from rents received from third-party farmland renters.

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

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999


Information about the Company's business segments consisted of the following:


Thousands of dollars)                                              1999            1998           1997
                                                                   ----            ----           ----
Net sales
   Woodlands                                                   $ 28,355          26,569         22,579
   Mills                                                         83,490          65,857         67,688
   Real Estate                                                   21,631          15,879         11,550
   Agriculture                                                    2,623           6,484          9,509
   Eliminations/1/                                              (11,887)         (7,832)        (7,118)
                                                               --------         -------        -------
                                                               $124,212         106,957        104,208
                                                               ========         =======        =======
Income before income taxes
   Operating income
      Woodlands                                                $ 18,882          20,447         17,995
      Mills                                                       6,500          (2,784)         7,381
      Real Estate                                                 8,468           5,032          3,266
      Agriculture                                                   260             758          2,778
      Corporate                                                  (5,836)         (5,004)        (5,231)
      Eliminations                                                 (193)           (171)          (580)
                                                               --------         -------        -------
         Operating income                                        28,081          18,278         25,609
   Equity in loss of Del-Tin Fiber                               (8,936)         (4,657)             -
   Interest income                                                  254           1,122            646
   Interest and other debt expense                               (4,124)         (1,387)          (370)
   Other income/(expense)                                         1,775             421          1,367
                                                               --------         -------        -------
                                                               $ 17,050          13,777         27,252
                                                               ========         =======        =======
Total assets at year-end
   Woodlands                                                   $165,790         167,364        109,167
   Mills                                                         41,377          36,996         38,212
   Real Estate                                                   39,450          34,223         27,278
   Agriculture                                                   13,860          12,397         11,517
   Corporate/2/                                                  17,421          21,564         39,201
                                                               --------         -------        -------
                                                               $277,898         272,544        225,375
                                                               ========         =======        =======
Depreciation, amortization, and
  cost of fee timber harvested
   Woodlands                                                   $  5,258           2,481          1,598
   Mills                                                          4,162           3,673          2,369
   Real Estate                                                      416             420            365
   Agriculture                                                      576             514            468
   Corporate                                                        276             243            112
                                                               --------         -------        -------
                                                               $ 10,688           7,331          4,912
                                                               ========         =======        =======
Capital expenditures
   Woodlands                                                   $  8,541          59,839         16,380
   Mills                                                          7,949           7,918         11,506
   Real Estate                                                   11,475          11,531          6,378
   Agriculture                                                      527             721          1,000
   Corporate                                                        124             524            574
                                                               --------         -------       --------
                                                               $ 28,616          80,533         35,838
                                                               ========         =======       ========

/1/ Intersegment sales of timber from Woodlands to Mills.
/2/ Includes investment in Del-Tin Fiber, an equity method investee, of $3,727,000 and $6,699,000 at December 31, 1999 and 1998, respectively. (For additional information regarding the financial position and results of operations of Del-Tin Fiber, see Note 5 - Investment in Del-Tin Fiber.)

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1999


Note 21 - Financial Results by Quarter (Unaudited)

(Thousands of dollars, except per share amounts)

                                                                                      1999
                                                      -----------------------------------------------------------------------
                                                        First         Second           Third          Fourth
                                                       Quarter        Quarter         Quarter         Quarter          Year
                                                       -------        -------         -------         -------         -------
Net sales                                         $     31,325         31,061          33,086          28,740         124,212
Operating income                                  $      8,769          6,944           6,035           6,333          28,081
Net income                                        $      3,895          3,102           2,354           1,569          10,920
Earnings per common share
    Basic                                         $        .26            .20             .14             .08             .69
    Assuming dilution                             $        .26            .20             .14             .08             .69
Dividends per common share                        $      .0625          .0625           .0625           .0625             .25
Market price per common share
    High                                          $     25-5/8         28-1/2        26-13/16         27-1/16          28-1/2
    Low                                           $    21-3/16       22-13/16          22-3/8          19-7/8          19-7/8
    Close, at period-end                          $     23-3/4       26-15/16          22-3/4          21-7/8          21-7/8

                                                                                      1998
                                                       ----------------------------------------------------------------------
                                                       First          Second           Third          Fourth
                                                       Quarter        Quarter         Quarter         Quarter         Year
                                                       -------        -------         -------         -------        --------

Net sales                                         $     27,008         26,211          29,088          24,650         106,957
Operating income                                  $      6,389          3,919           2,987           4,983          18,278
Net income                                        $      3,806          2,077             936           1,655           8,474
Earnings per common share
    Basic                                         $        .25            .12             .03             .09             .48
    Assuming dilution                             $        .25            .12             .03             .09             .48
Dividends per common share                        $      .0625          .0625           .0625           .0625             .25
Market price per common share
    High                                          $    30-1/16        30-1/16              25        24-15/16         30-1/16
    Low                                           $     26-1/4             25              18              18              18
    Close, at period-end                          $    29-5/16        25-1/16              18          20-3/8          20-3/8

Note 22 - Subsequent Event

  On February 23, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to $10,000,000 of its common stock. Under the program, the Company can purchase shares through the open market and privately negotiated transactions at prices deemed appropriate by management.

                             REPORT OF MANAGEMENT
                             ---------------------

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


Clefton D. Vaughan
Vice President and Chief Financial Officer
February 4, 2000

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors
Deltic Timber Corporation:


We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deltic Timber Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


KPMG LLP
Shreveport, Louisiana
February 4, 2000

                       AUDIT COMMITTEE CHAIRMAN'S LETTER
                       ---------------------------------


The Shareholders
Deltic Timber Corporation:


The members of the Company's Audit Committee ("the Committee") are selected by the Board of Directors. The Committee consists of five outside directors and met twice during 1999.

The Audit Committee oversees the financial reporting process on behalf of the Board of Directors. As part of that responsibility, the Committee recommended to the Board of Directors, subject to shareholder approval, the selection of the Company's independent auditors. The Committee discussed the overall scope and specific plans for audit services with the outside accounting firm that provides the Company's internal audit services and with KPMG LLP, the Company's independent auditors. The Committee also reviewed and discussed the Company's audited consolidated financial statements and the Company's internal controls currently in place. In addition, the Committee met with the internal auditors and KPMG LLP, without management present, to discuss the results of their respective audits, their consideration of the Company's internal controls, and the overall quality of the Company's financial reporting. The meetings were also designed to facilitate any private communication with the Committee desired by the internal audit firm or the Company's independent auditors.

Based upon these reviews and discussions, the Audit Committee approved the accompanying audited financial statements for inclusion in the annual report on Form 10-K filed with the Securities and Exchange Commission.


John C. Shealy
Chairman, Audit Committee
February 29, 2000

Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.

         None

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The sections entitled "Nominees For Election as Directors" and "Directors Whose Term of Office Continues" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on April 27, 2000, sets forth certain information with respect to the directors of the registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

Item 11.  Executive Compensation

     The information required by Item 11 is incorporated by reference to the definitive form of the Proxy Statement which was filed with the SEC on March 20, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated by reference to the definitive form of the Proxy Statement which was filed with the SEC on March 20, 2000.

Item 13.  Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference to the definitive form of the Proxy Statement which was filed with the SEC on March 20, 2000.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     a.   Financial Statements, Schedules and Exhibits.

          1. Consolidated Financial Statements.

             Consolidated Balance Sheets - December 31, 1999 and 1998.

             Consolidated Statements of Income for the Years Ended December 31, 1999, 1998, and 1997.

             Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997.

             Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998, and 1997.

             Notes to Consolidated Financial Statements, including Consolidated Quarterly Income Information (unaudited).

             Independent Auditors' Report on Consolidated Financial Statements.

          2. Financial Statement Schedules.

             Financial Statements of Del-Tin Fiber L.L.C., an affiliate accounted for by the equity method, which constituted a significant subsidiary for the years ended January 1, 2000 and December 31, 1998.

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

             4.1 Rights Agreement dated as of December 11, 1996, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

            10      Material contracts

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

             10.5 Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit
                    10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

             10.6 Fiber Supply Agreement dated February 21, 1995, with Del-Tin Fiber L.L.C. (incorporated by reference to Exhibit 10.2 to Registrant's Registration of Securities Report on Form 10).

             10.7 Note Purchase Agreement dated December 18, 1998 (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                    1998).

             10.8 Selective Sections of Del-Tin Fiber L.L.C.'s Project Credit Agreement dated November 23, 1998 (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

             21     Subsidiaries of the Registrant, included elsewhere herein.

             23     Independent Auditors' Consents.

             23.1 Independent auditors' consent related to report on financial statements of Deltic Timber Corporation, included elsewhere herein.

             23.2 Independent auditors' consent related to report on financial statements of Del-Tin Fiber, L.L.C., included elsewhere herein.

             27 Financial Data Schedule for 1999 (electronic filing only), included elsewhere herein.

             99 Form 11-K, Annual Report for the fiscal year ended December 31, 1999, covering Thrift Plan of Deltic Timber Corporation. To be filed as an amendment of this Annual Report on Form 10-K, not later than 180 days after December 31, 1999.

             Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

      b. Reports on Form 8-K.

         The following item was reported in the Form 8-K dated November 16, 1999:

             Item 5.  Other Events - Press release announcing Deltic's intent to pursue the exchange of its agricultural land into Southern Pine timber.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION



By:      /s/ Ron L. Pearce                    Date:  March 27, 2000
   -------------------------------------           -----------------------------
     Ron L. Pearce, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2000 by the following persons on behalf of the registrant and in the capacities indicated.


       /s/ Robert C. Nolan                          /s/ William L. Rosoff
-----------------------------------------     ----------------------------------
 Robert C. Nolan, Chairman and Director           William L. Rosoff, Director



          /s/ Ron L. Pearce                         /s/ O. H. Darling, Jr.
-----------------------------------------     ----------------------------------
   Ron L. Pearce, President and Chief            O. H. Darling, Jr., Director
     Executive Officer and Director
      (Principal Executive Officer)



          /s/ R. Madison Murphy                       /s/ John C. Shealy
-----------------------------------------     ----------------------------------
       R. Madison Murphy, Director                 John C. Shealy, Director



        /s/ R. Hunter Pierson, Jr.                  /s/ Clefton D. Vaughan
-----------------------------------------     ----------------------------------
    R. Hunter Pierson, Jr., Director              Clefton D. Vaughan, Vice
                                                   President, Finance and
                                                  Administration (Principal
                                                      Financial Officer)



       /s/ Christoph Keller, III                      /s/ Emily R. Evers
-----------------------------------------     ----------------------------------
    Christoph Keller, III, Director               Emily R. Evers, Controller
                                                (Principal Accounting Officer)



          /s/ Alex R. Lieblong
-----------------------------------------
       Alex R. Lieblong, Director

                                                    FINANCIAL STATEMENT SCHEDULE
                                                         PURSUANT TO ITEM 14(a)2

                             DEL-TIN FIBER L.L.C.

                             Financial Statements

                     January 1, 2000 and December 31, 1998

                  (With Independent Auditors' Report Thereon)

                         Independent Auditors' Report
                         ----------------------------

The Board of Managers
Del-Tin Fiber L.L.C.:


We have audited the accompanying balance sheets of Del-Tin Fiber L.L.C. as of January 1, 2000 and December 31, 1998, and the related statements of operations, cash flows, and members' capital for each of the fiscal years in the three-year period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del-Tin Fiber L.L.C. as of January 1, 2000 and December 31, 1998, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 1, 2000, in conformity with generally accepted accounting principles.

KPMG LLP
Shreveport, Louisiana
January 26, 2000

                             DEL-TIN FIBER L.L.C.
                                Balance Sheets
                           At year-end 1999 and 1998

                                                                                     1999                    1998
                                                                         ----------------        ----------------
Assets
   Current assets
       Cash and cash equivalents                                         $        993,384               1,747,451
       Trade accounts receivable                                                1,845,554               1,049,667
       Other receivables                                                        1,104,163               1,474,628
       Inventories                                                              3,327,767               3,597,488
       Prepaid expenses and other current assets                                   83,280                  73,897
                                                                         ----------------        ----------------
          Total current assets                                                  7,354,148               7,943,131

   Debt service reserve funds                                                   2,635,250               2,484,000
   Funds held by trustee                                                                -               3,323,059
   Property, plant, and equipment - net                                        98,491,679              98,146,794
   Deferred debt costs                                                          1,472,440               1,638,722
                                                                         ----------------        ----------------
          Total assets                                                   $    109,953,517             113,535,706
                                                                         ================        ================

Liabilities and Members' Capital/(Deficit)
   Current liabilities
       Accounts payable                                                  $      5,254,942               5,280,305
       Accrued expenses                                                         1,100,659                 524,088
       Notes payable                                                            6,000,000               5,000,000
                                                                         ----------------        ----------------
          Total current liabilities                                            12,355,601              10,804,393

   Long-term debt                                                              89,000,000              89,000,000
   Other noncurrent liabilities                                                     9,577                       -
                                                                         ----------------        ----------------
          Total liabilities                                                   101,365,178              99,804,393

   Members' capital/(deficit)                                                   8,588,339              13,731,313
                                                                         ----------------        ----------------
          Total liabilities and members' capital/(deficit)               $    109,953,517             113,535,706
                                                                         ================        ================

See accompanying notes to financial statements.

                             DEL-TIN FIBER L.L.C.
                           Statements of Operations
                      For the years 1999, 1998, and 1997

                                                                      1999               1998                1997
                                                          ----------------   ----------------    ----------------
Net sales                                                 $     30,472,126          7,364,998                   -
                                                          ----------------   ----------------    ----------------
Costs and expenses
    Cost of sales                                               33,893,417         12,940,061                   -
   Depreciation                                                  4,150,633          1,473,448              10,508
   Selling, general, and administrative expenses                 2,625,046            670,739             269,085
                                                          ----------------   ----------------    ----------------
       Total costs and expenses                                 40,669,096         15,084,248             279,593
                                                          ----------------   ----------------    ----------------

       Loss from operations                                    (10,196,970)        (7,719,250)           (279,593)

Interest income                                                    271,279            105,221                   -
Interest and other debt expense                                 (6,807,283)        (2,563,676)                  -
Gain/(loss) on sales of assets                                           -                  -               4,337
                                                          ----------------   ----------------    ----------------

       Net loss                                           $    (16,732,974)       (10,177,705)           (275,256)
                                                          ================   ================    ================

See accompanying notes to financial statements.

                             DEL-TIN FIBER L.L.C.
                           Statements of Cash Flows
                      For the years 1999, 1998, and 1997

                                                                      1999               1998                1997
                                                            --------------     --------------     ---------------
Cash flows from operating activities
   Net loss                                                 $  (16,732,974)       (10,177,705)           (275,256)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation expense                                      4,150,633          1,473,448              10,508
       Amortization of debt issuance cost                          244,601                  -                   -
       (Gains)/losses on dispositions of assets                          -                  -              (4,337)
       Changes in current assets and liabilities,
         other than cash and cash equivalents
          (Increase)/decrease in trade accounts
            receivable                                            (795,887)        (1,049,667)                  -
          (Increase)/decrease in other receivables                 370,465         (1,301,316)           (173,312)
          (Increase)/decrease in inventories                       269,721         (3,230,928)           (366,560)
          (Increase)/decrease in prepaid assets
            and other current assets                                (9,383)           (73,897)                  -
          Increase/(decrease) in accounts payable                  (25,363)         1,231,894                   -
          Increase/(decrease) in retainage payable                       -            (17,832)                  -
          Increase/(decrease) in accrued expenses                  576,571            272,777             251,311
          Other                                                      9,577             17,832                   -
                                                            --------------     --------------     ---------------
              Net cash used in operating activities            (11,942,039)       (12,855,394)           (557,646)
                                                            --------------     --------------     ---------------
Cash flows from investing activities
   Capital expenditures requiring cash                          (4,495,518)       (26,043,275)        (69,545,831)
   Proceeds from dispositions of assets                                  -                  -              11,104
   Net (increase)/decrease in funds held by trustee              3,323,059          6,617,122          (9,940,181)
                                                            --------------     --------------     ---------------
              Net cash used in investing activities             (1,172,459)       (19,426,153)        (79,474,908)
                                                            --------------     --------------     ---------------
Cash flows from financing activities
   Proceeds from issuance of notes payable                       6,000,000         13,000,000          52,100,000
   Proceeds from issuance of bonds                                       -         60,000,000          29,000,000
   Advances from Deltic Timber Corporation                               -          2,000,000           8,100,000
   Repayments of notes payable                                  (5,000,000)       (60,100,000)                  -
   Repayments of advances from Deltic Timber
     Corporation                                                         -         (5,600,000)                  -
   Net (increase)/decrease in debt service reserve
     funds                                                        (151,250)        (2,484,000)                  -
   Payment of debt issuance costs                                  (78,319)          (459,128)                  -
   Capital contributions by members                             11,590,000         18,500,000               4,680
                                                            --------------     --------------     ---------------
          Net cash provided by financing activities             12,360,431         24,856,872          89,204,680
                                                            --------------     --------------     ---------------
          Net increase/(decrease) in cash and cash
            equivalents                                           (754,067)        (7,424,675)          9,172,126

Cash and cash equivalents at beginning of period                 1,747,451          9,172,126                   -
                                                            --------------     --------------     ---------------
Cash and cash equivalents at the end of period              $      993,384          1,747,451           9,172,126
                                                            ==============      =============     ===============

See accompanying notes to financial statements.

                             DEL-TIN FIBER L.L.C.
                        Statements of Members' Capital
                      For the years 1999, 1998, and 1997


Balance at January 1, 1997                              $          -

   Net loss                                                 (275,256)

   Capital contributions                                       4,680
                                                        ------------

Balance at January 1, 1998                                  (270,576)

   Net loss                                              (10,177,705)

   Capital contributions                                  24,179,594
                                                        ------------

Balance at December 31, 1998                              13,731,313

   Net loss                                              (16,732,974)

   Capital contributions                                  11,590,000
                                                        ------------

Balance at January 1, 2000                              $  8,588,339
                                                        ============


See accompanying notes to financial statements.

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                                January 1, 2000


Note 1 - Summary of Significant Accounting Policies

     Description of Business

     Del-Tin Fiber L.L.C. ("Del-Tin" or the "Company") is an Arkansas limited liability company organized in February 1995 and is equally owned by Temple-Inland Forest Products Corporation ("Temple- Inland"), a Delaware corporation, and Deltic Timber Corporation ("Deltic"), a Delaware corporation. Del-Tin is to exist until December 31, 2024 unless the Company is earlier dissolved in accordance with either the provisions of the Operating Agreement or the Arkansas Small Business Entity Tax Pass Through Act. The business of the Company is to manufacture, distribute, and sell medium density fiberboard ("MDF") under the trade name "Solidium." Within the United States, MDF is sold primarily to manufacturers and distributors of laminated flooring, furniture, cabinets, fixtures, and molding.

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

     Accounting Period

     During 1999, the Company's Board of Managers approved the change of Del-Tin's accounting period from a calendar year to a fiscal year. The Company's fiscal year is the 52 or 53-week period ending the Saturday closest to December 31. Fiscal year 1999 ended on January 1, 2000. Reference to years in these financial statements relate to fiscal years rather than calendar year.

     Cash and Cash Equivalents

     The Company considers short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method for all inventories, other than spare parts. For spare parts, which are carried at cost excluding freight and sales tax which are expensed as incurred, the specific identification method is used.

     Debt Service Reserve Funds

     Debt service reserve funds consists of cash account balances, restricted under the Company's permanent credit facility, to be used solely to pay debt service to the extent sufficient funds are not available for such scheduled debt service payments in the Company operating account.

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                                January 1, 2000


       Property, Plant, and Equipment

       Property, plant, and equipment is stated at cost less accumulated depreciation. Depreciation of buildings, machinery and equipment, and other depreciable assets is calculated over the estimated useful lives of the assets by using the units of production method for machinery and equipment and the straight-line method for all other depreciable assets. The estimated useful lives for property, plant, and equipment, excluding machinery and equipment, are as follows:

               Buildings                          40 years
               Land improvements                  20 years
               Vehicles                           3 to 5 years

       Routine maintenance and repairs are charged to operating expense, while costs of equipment upgrades and replacements are capitalized. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts and the difference between the net book value of the asset and proceeds from disposition is recognized as a gain or loss.

       Long-lived assets are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and accordingly the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. The Company recorded no such impairment in 1999, 1998, or 1997.

       Deferred Debt Costs

       Deferred debt costs consists of various costs related to obtaining the Company's permanent credit facility ("the Credit Facility"), the issuance of the Union County, Arkansas Taxable Industrial Development Bonds (Del-Tin Fiber Project) 1998 Series (the "Taxable Bonds"), and the substitution of the letters of credit supporting the Union County, Arkansas Solid Waste Disposal Revenue Bonds (Del-Tin Fiber Project) 1997 Series A & B (the "Tax Exempt Bonds"). (The Taxable Bonds and the Tax Exempt Bonds are collectively called the "Bonds".) Such costs are stated on the Balance Sheet at original issuance cost, net of amortization on a straight-line basis over the life of the Credit Facility. (For additional information regarding the Company's financing arrangements, see Note 4 - Indebtedness and Financing Arrangements.)

       Revenue Recognition

       Revenue from the sale of products is generally recognized upon passage of title to the customer, which is generally at the time of shipment.

       Start-up Costs

       The Company expensed all costs related to start-up, all of which were incurred in 1997 and 1998.

       Income Taxes

       Because the Company is a limited liability company, it has the option of being taxed as a partnership or a corporation. The Company elected to be taxed as a partnership and as such is not subject to income taxes at the Company level. All taxes are recognized by the members of the Company.

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                                January 1, 2000


     Use of Estimates

     Management of the Company has made a number of estimates and assumptions, relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the 1999 presentation format.


Note 2 - Inventories

     Inventories at year-end consisted of the following:

                                                         1999           1998
                                                  -----------    -----------
          Raw materials                           $   494,418        286,802
          Work in progress / finished goods           804,125      1,595,988
          Spare parts                               1,952,964      1,714,698
          Operating materials and supplies             76,260              -
                                                  -----------    -----------
                                                  $ 3,327,767      3,597,488
                                                  ===========    ===========


Note 3 - Property, Plant, and Equipment

     Property, plant, and equipment at year-end consisted of the following:

                                                          1999            1998
                                                  ------------   -------------
          Land                                    $    331,789         331,789
          Buildings                                  7,507,438       7,420,797
          Land improvements                          2,544,454       2,667,676
          Machinery and equipment                   90,347,402      89,188,955
          Vehicles                                      11,038          11,024
          Construction-in-progress                   3,373,638               -
                                                  ------------   -------------
                                                   104,115,759      99,620,241
          Less accumulated depreciation             (5,624,080)     (1,473,447)
                                                  ------------   -------------
                                                  $ 98,491,679      98,146,794
                                                  ============   =============

     Depreciation expense totaled $4,150,633, $1,473,448, and zero for 1999, 1998, and 1997, respectively.

     During the construction period of the Company's primary plant facility, applicable interest expense was capitalized, net of interest income on invested debt proceeds. Such amounts capitalized during 1998 were $4,863,715.

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                                January 1, 2000


Note 4 - Indebtedness and Financing Arrangements

       Long-term debt at year-end consisted of the following:

                                                                     1999                1998
                                                            -------------       -------------
          Union County, Arkansas Taxable Industrial
             Development Revenue Bonds
             (Del-Tin Fiber Project) 1998 Series,
             due October 1, 2027                            $  60,000,000          60,000,000

          Union County, Arkansas Solid Waste
             Disposal Revenue Bonds
             (Del-Tin Fiber Project) 1997 Series A,
             due October 1, 2027                               14,500,000          14,500,000

          Union County, Arkansas Solid Waste
             Disposal Revenue Bonds
             (Del-Tin Fiber Project) 1997 Series B,
             due October 1, 2027                               14,500,000          14,500,000

          Notes payable                                         6,000,000           5,000,000
                                                            -------------       -------------
                                                               95,000,000          94,000,000
          Less:  Notes payable                                 (6,000,000)         (5,000,000)
                 Current maturities of long-term debt                   -                   -
                                                            -------------       -------------
          Long-term debt, excluding current
            installments                                    $  89,000,000          89,000,000
                                                            =============       =============

     The scheduled maturities of required debt sinking fund deposits for the next five years are zero in 2000, $1,045,750 in 2001, $4,972,875 in 2002, and $7,676,250 in 2003, and $8,955,625 in 2004. (For additional information regarding financial instruments, see Note 6 - Fair Value of Financial Instruments.)

     The Permanent Credit Facility

         In 1998, the Company entered into the Credit Facility with several major banking institutions (the "Lenders") having a stated maturity of December 17, 2005 (the "Stated Maturity Date"). The Credit Facility provides a working capital commitment of $10,000,000 (the "Working Capital Commitment Amount") and a letter of credit commitment of $91,225,000 (the "Letter of Credit Commitment Amount") for a total commitment of $101,225,000. Both the working capital and the letter of credit commitments terminate on December 17, 2001 (the "Termination Date"), but the Termination Date for either or both commitments may be annually extended if the Company so requests and all the Lenders agree. In any case, the Termination Date may not be extended beyond the Stated Maturity Date.

            The Working Capital Commitment -- The Company may from time to time receive working capital loans from the Lenders, and the amount so loaned may be borrowed, repaid, and reborrowed at the Company's discretion. However, the aggregate amount of working capital loans outstanding must not be more than (1) the Working Capital Commitment Amount at any time and (2) zero ($0) for 30 consecutive days in each year of the working capital commitment following 1999. During 1999, the Working Capital Commitment had to be no

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                                January 1, 2000


             more than $5 million for 30 consecutive days. Any unpaid principal and interest on working capital loans is due and payable at the termination of the working capital loan commitment. At January 1, 2000, there was one working capital loan outstanding in the amount of $6,000,000, bearing interest at a rate of 7.9 percent.

             The Letter of Credit Commitment -- Three letters of credit have been issued pursuant to the Credit Facility in the aggregate stated amount of $89,824,657 as of January 1, 2000. The letters of credit have a stated expiration of December 17, 2001. Under the Credit Facility, the letters of credit may be extended to the extent that the Termination Date of the letter of credit commitment is extended. If the letters of credit expire before the Stated Maturity Date and are not renewed or replaced, the Lenders will make loans to the Company to purchase the Bonds. Any such loans would be finally due and payable at the Stated Maturity Date.

             The three letters of credit provide a payment mechanism for the Bonds and security for the Bondholders. Two of the letters of credit were issued to replace letters of credit supporting the Tax Exempt Bonds previously issued under the Interim Credit Facilities (described below) and the third was issued to provide initial letter of credit support for the Taxable Bonds. On January 1, 2000, the maximum amount available to be drawn was $14,639,041 under each of the two letters of credit supporting the Tax Exempt Bonds and $60,546,575 under the letter of credit supporting the Taxable Bonds. The maximum amount available to be drawn under the letters of credit cover the principal amount of the relevant Bonds, plus an additional amount to cover interest.

             Security for the Permanent Credit Facility -- Substantially all of the Company's assets are pledged to the Lenders as security for the Credit Facility. The Credit Facility requires the Company to maintain debt service reserve funds in an amount equal to six months' debt service. The debt service to be reserved against includes all required payments for principal (other than for working capital loans), interest, and fees under both the Credit Facility and the Bonds. The funds in the debt service reserve bank accounts may be withdrawn solely to pay debt service to the extent sufficient funds are not available in the Company's operating account. The total amount in the debt service reserve funds as of January 1, 2000 was $2,635,250 and has been classified as noncurrent on the Balance Sheet due to the restriction placed on the funds.

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

             As further security for the Credit Facility, each member has agreed
             (1) to provide to the Company up to $17,500,000 (for a combined total of $35,000,000) in the form of additional cash equity contributions or subordinated loans, if and to the extent, that the Company is in default under the Credit Facility; or a deficiency exists in the Credit Facility debt service reserve funds or sinking funds; and (2) to pay to the Company in the form of additional cash

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                                January 1, 2000


             equity contributions or subordinated loans, the member's prorata portion of the difference between the Company's projected operating cash flow at 90 percent of rated capacity, and the Company's projected operating cash flow at the production rate actually achieved by the Company (the "Operating Cash Flow Variance"), if, and to the extent that, the Company still does not have sufficient funds to pay debt service. The members will no longer be obligated to pay the Operating Cash Flow Variance once the plant successfully completes a minimum production test, planned during 2000.

          In connection with the Credit Facility, and with the issuance of the Bonds, the Company incurred approximately $1,639,000 in related costs. Such costs are included in the Balance Sheet in Deferred Debt Costs and are being amortized on a straight-line basis over the life of the Credit Facility.

          Effective March 2, 1999, the Company entered into an interest rate swap agreement which converts $60,000,000 of its long-term debt into fixed-rate obligations with an effective rate of 5.655 percent. This swap agreement expires on March 1, 2002.

       The Bonds

          The Bonds were issued by Union County, Arkansas, to finance the completion of the construction of the Company's MDF plant, as well as the acquisition, construction, and improvement of certain sewerage and solid waste disposal facilities related to the Company's MDF plant. Neither the State of Arkansas nor Union County, Arkansas have any liability under the Bonds. The Bonds are payable solely from the proceeds of the letters of credit issued to support the respective Bonds and from Company payments under the Loan Agreement and the Lease Agreement (both described below) with Union County, Arkansas. The Company has also unconditionally guaranteed the payment of all amounts owing under the Bonds to the bondholders. The Company's indebtedness has been presented in these financial statements as though the Company was directly liable for the Bonds.

          The Bonds currently bear interest at a variable rate determined weekly by the remarketing agent of the respective Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The maximum interest rate for the Tax Exempt Bonds is ten percent and 9.5 percent for the Taxable Bonds. The interest rate on the Tax Exempt Bonds at year-end 1999 and 1998 was 5.6 percent and 4.2 percent, respectively. The interest rate on the Taxable Bonds at year-end 1999 and 1998 was 6.6 percent and 5.7 percent, respectively.

          The Company has the right to convert the interest rate payable on the Bonds to either a flexible daily, term, or fixed rate, as defined in the trust indentures for the respective Bonds.

          Union County issued the Tax Exempt Bonds in October 1997 which were issued in two series, Series A and Series B, each in the amount of $14,500,000. In conjunction with this bond issuance, the Company and Union County entered into a loan agreement (the "Loan Agreement") which obligates the Company to make loan payments in the amount required to pay the debt service on the Tax Exempt Bonds. As described above, two letters of credit were issued under the Credit Facility to support the Tax Exempt Bonds.

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                                January 1, 2000


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

       The Interim Credit Facilities

          Prior to the funding of the Credit Facility, the Company was a party to three interim credit facilities (the "Interim Credit Facilities"). The payment terms and fees and interest payable under each interim credit facility were identical. Borrowings bore interest based upon prime or other various cost of funds options. Facility fees accrued at .05 percent per annum for the unused commitment balances and .20 percent per annum for letters of credit and were payable quarterly. After December 17, 1998, no amounts were outstanding, and no letters of credit were issued, against any Interim Credit Facility.


Note 5 - Funds Held by Trustee

       At December 31, 1998, the Company had funds held by the trustee related to the Union County, Arkansas Solid Waste Disposal Bonds Project 1997 Series A and B that were restricted for construction purposes and could have been released for payment upon the submission of qualified construction expenditures. At December 31, 1998, the funds consisted of money market funds totaling $23,059 and investments in New York City municipal bonds totaling $3,300,000. The bonds were variable rate and reset weekly, with a maturity date of February 15, 2016. The balance was classified as noncurrent due to the restriction placed on the funds. During 1999, sufficient qualified construction expenditures were submitted to enable release of all funds held by the trustee. Therefore, the balance had been reduced to zero as of January 1, 2000.

Note 6 - Fair Value of Financial Instruments

       The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at year-end 1999 and 1998. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                               1999                             1998
                                                ----------------------------       ---------------------------
                                                     Carrying           Fair         Carrying             Fair
                                                       Amount          Value           Amount            Value
                                                       ------          -----           ------            -----
          Financial assets
             Cash and cash equivalents          $     993,384        993,384        1,747,451        1,747,451
             Trade accounts receivable          $   1,845,554      1,845,554        1,049,667        1,049,667
             Other receivables                  $   1,104,163      1,104,163        1,474,628        1,474,628
             Debt service reserve funds         $   2,635,250      2,635,250        2,484,000        2,484,000
             Funds held by trustee              $           -              -        3,323,059        3,323,059

          Financial liabilities
             Accounts payable                   $   5,254,942      5,254,942        5,280,305        5,280,305
             Accrued expenses                   $   1,100,659      1,100,659          524,088          524,088
             Notes payable                      $   6,000,000      6,000,000        5,000,000        5,000,000
             Long-term debt                     $  89,000,000     75,218,374       89,000,000       89,000,000

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                                January 1, 2000


       The carrying amounts shown in the table are included in the Balance Sheets under the indicated captions.

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          . Cash and Cash Equivalents, Trade Accounts Receivable, Other Receivables, Accounts Payable, Accrued Expenses, and Notes Payable -- The carrying amounts approximate fair value because of the short maturity of these instruments.

          . Debt Service Reserve Funds -- The carrying amount approximates fair value since the interest earned on these deposits fluctuates with changes in current market rates.

          . Funds Held by Trustee -- The balance at December 31, 1998, consisted of money market funds and New York City municipal bonds. The money market funds are cash equivalents and the carrying amount approximated fair value. The fair value of the bonds was based on quoted market prices.

          . Long-term debt, including current maturities -- The fair value at year-end 1999 is estimated based on current rates at which the Company could borrow funds with similar remaining maturities. At year-end 1998, the carrying amount approximated fair value based on variable rates offered that approximated current market rates.


Note 7 - Lease Commitments

       The Company is obligated under noncancelable operating leases for various equipment.

       As of January 1, 2000, future minimum lease commitments under noncancelable operating leases consisted of the following:

                         2000                $  187,846
                         2001                $   94,559
                         2002                $   25,886

       Rent expense for all operating leases was $244,950 in 1999, $195,430 in 1998, and zero in 1997.


Note 8 - Related-Party Transactions

       The Company is assessed a fee for marketing services provided by Temple-Inland personnel. This expense amounted to $959,160 in 1999, $227,036 during 1998, and zero in 1997, and is included in Selling, General, and Administrative Expenses in the accompanying Statements of Operations. In addition, Del-Tin reimburses Temple-Inland for advertising arranged on behalf of the Company's Solidium brand and for a portion of expenses that Temple-Inland incurs for general advertising for MDF. These costs amounted to $252,418 during 1999 and zero in 1998 and 1997, and are included in Selling, General, and Administrative Expenses in the accompanying Statements of Operations. The Company is also assessed a fee for computer services by Temple-Inland. This fee amounted to $75,000, $62,500, and zero in 1999, 1998, and 1997, respectively, and is included in Selling, General, and Administrative Expenses in the accompanying Statements of Operations. As of January 1, 2000, the Company's balance due Temple-Inland totaled $301,888.

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                                January 1, 2000


       The Company purchases raw materials from Deltic. Total purchases of bark and chips amounted to $4,287,411 for the year of 1999, $2,126,000 during 1998, and zero in 1997. In relation to these purchases, the Company had an outstanding balance payable to Deltic of $18,880 at January 1, 2000.

       The Company had sales of MDF to Temple-Inland totaling $410,181 for the year of 1999, $49,567 for 1998, and zero in 1997, which is included in Net Sales in the accompanying Statements of Operations. In relation to these sales, Del-Tin had a receivable of $22,209 from Temple-Inland at January 1, 2000.


Note 9 - Supplemental Cash Flows Disclosures

       Interest paid, net of amounts capitalized, was $6,270,375 in 1999, $2,548,434 in 1998, and zero in 1997. Noncash investing and financing activities, excluded from the Statements of Cash Flows, were: (1) assumptions of accounts payable of $4,048,411 in 1998 and $13,060,741 in 1997 related to capital expenditures for additions of property, plant, and equipment and (2) non-cash capital contributions by the members for payment of debt amounting to $4,500,000 and for debt costs paid on behalf of the Company during 1998 of $1,179,594.