Form 10-Q
period 2000-03-31
DELTIC TIMBER CORP
filed 2000-05-12
CIK 1022469

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

  (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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
      (State or other jurisdiction of              (I.R.S. Employer Identifi-
        incorporation or organization)              cation Number)

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

Number of shares of Common Stock, $.01 Par Value, outstanding at April 30, 2000, was 12,314,429.




================================================================================

            TABLE OF CONTENTS - FIRST QUARTER 2000 FORM 10-Q REPORT

                                                                               Page
                                                                              Number
                                                                              ------
                        PART I -  Financial Information

Item   1.     Financial Statements                                                 3

Item   2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                           11

Item   3.     Quantitative and Qualitative Disclosures About Market Risk          13


                          PART II - Other Information

Item   1.     Legal Proceedings                                                   14

Item   2.     Changes in Securities and Use of Proceeds                           14
Item   3.     Defaults Upon Senior Securities                                     14

Item   4.     Submission of Matters to a Vote of Security Holders                 14

Item   5.     Other Information                                                   14
Item   6.     Exhibits and Reports on Form 8-K                                    14
Signatures                                                                        15

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     ------------------------------------
                            (Thousands of dollars)

                                                              March 31,   Dec. 31,
                                                                  2000       1999
                                                              --------    -------
                                                            (unaudited)
Assets
 Current assets
   Cash and cash equivalents                                  $  6,249      4,782
   U.S. government securities                                        -        936
   Trade accounts receivable - net                               6,236      4,648
   Other receivables                                             1,255      1,341
   Inventories                                                   6,425      9,411
   Prepaid expenses and other current assets                     5,004      4,396
                                                              --------    -------
     Total current assets                                       25,169     25,514

 Investment in real estate held for development and sale        36,191     35,210
 Investment in Del-Tin Fiber                                     2,292      3,727
 Timber and timberlands - net                                  167,351    164,740
 Property, plant, and equipment - net                           44,048     44,312
 Deferred charges and other assets                               3,785      4,395
                                                              --------    -------

     Total assets                                             $278,836    277,898
                                                              ========    =======
Liabilities and Stockholders' Equity
 Current liabilities
   Current maturities of long-term debt                       $    172        203
   Notes payable                                                     -         13
   Trade accounts payable                                        3,812      2,928
   Accrued taxes other than income taxes                         1,504      1,162
   Other accrued liabilities                                     1,201        517
                                                              --------    -------
     Total current liabilities                                   6,689      4,823

 Long-term debt                                                 55,434     55,570
 Deferred credits and other noncurrent liabilities               9,506      9,097
 Redeemable preferred stock                                     30,000     30,000
 Stockholders' equity
   Preferred stock                                                   -          -
   Common stock                                                    128        128
   Capital in excess of par value                               68,757     68,808
   Retained earnings                                           120,876    120,033
   Unamortized restricted stock awards                            (642)      (205)
   Treasury stock                                              (11,912)   (10,356)
                                                              --------    -------
     Total stockholders' equity                                177,207    178,408
                                                              --------    -------

     Total liabilities and stockholders' equity               $278,836    277,898
                                                              ========    =======


See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
                         Three Months Ended March 31,
                -----------------------------------------------
                (Thousands of dollars, except per share amounts)

                                                     2000     1999
                                                  -------   ------
Net sales                                         $33,471    31,325
                                                  -------    ------

Costs and expenses
 Cost of sales                                     20,647    17,652
 Depreciation, amortization, and
   cost of fee timber harvested                     3,999     3,071
 General and administrative expenses                2,360     1,833
                                                  -------    ------

   Total costs and expenses                        27,006    22,556
                                                  -------    ------

   Operating income                                 6,465     8,769

Equity in loss of Del-Tin Fiber                    (2,252)   (1,629)
Interest income                                        55        67
Interest and other debt expense                    (1,030)     (779)
Other income/(expense)                                 87        79
                                                  -------    ------

Income before income taxes                          3,325     6,507

Income taxes                                       (1,143)   (2,612)
                                                  -------    ------

   Net income                                     $ 2,182     3,895
                                                  =======    ======

Earnings per common share
 Basic                                            $   .13       .26
                                                  =======    ======
 Assuming dilution                                $   .13       .26
                                                  =======    ======

Dividends declared per common share               $ .0625     .0625
                                                  =======    ======

Average common shares outstanding (thousands)      12,374    12,745
                                                  =======    ======


See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                         Three Months Ended March 31,
               -------------------------------------------------
                            (Thousands of dollars)

                                                                      2000     1999
                                                                    -------   ------
Operating activities
 Net income                                                         $ 2,182    3,895
 Adjustments to reconcile above income to
   net cash provided/(required) by operating activities
    Depreciation, amortization, and cost of fee timber harvested      3,999    3,071
    Deferred income taxes                                               609      882
    (Gains)/losses from sales of assets                                 (20)     (13)
    Real estate costs recovered upon sale                             1,107    2,121
    Equity in loss of Del-Tin Fiber                                   2,252    1,629
    (Increase)/decrease in operating working capital
      other than cash and cash equivalents                            2,791   (3,863)
    Other                                                               431      (79)
                                                                    -------   ------
       Net cash provided/(required) by operating activities          13,351    7,643
                                                                    -------   ------

Investing activities
 Capital expenditures requiring cash                                 (6,968)  (7,392)
 Net change in purchased stumpage inventory                          (1,848)  (2,096)
 Proceeds from sales of assets                                           38       24
 Investment in and advances to Del-Tin Fiber - net                     (775)       -
 Purchases of U.S. government securities                                (12)       -
 Maturities of U.S. government securities                               948        -
 Other - net                                                            338      112
                                                                    -------   ------
       Net cash provided/(required) by investing activities          (8,279)  (9,352)
                                                                    -------   ------

Financing activities
 Proceeds from long-term borrowings                                       -    6,000
 Repayments of notes payable and long-term debt                        (181)    (616)
 Treasury stock purchases                                            (2,079)  (5,641)
 Increase/(decrease) in bank overdraft                                   (6)     419
 Preferred stock dividends paid                                        (566)    (566)
 Common stock dividends paid                                           (773)    (799)
                                                                    -------   ------
       Net cash provided/(required) by financing activities          (3,605)  (1,203)
                                                                    -------   ------

Net increase/(decrease) in cash and cash equivalents                  1,467   (2,912)
Cash and cash equivalents at January 1                                4,782    8,160
                                                                    -------   ------

Cash and cash equivalents at March 31                               $ 6,249    5,248
                                                                    =======   ======

Supplemental disclosures
 Income taxes paid, net of refunds                                  $    74      523
                                                                    =======   ======

 Interest paid, net of amounts capitalized                          $   297      136
                                                                    =======   ======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Unaudited)
                         Three Months Ended March 31,
          -----------------------------------------------------------
                            (Thousands of dollars)

                                                                       2000      1999
                                                                     --------   -------
Cumulative preferred stock - $.01 par,
  20,000,000 shares authorized, 600,000 shares
  issued as redeemable preferred stock                               $      -         -
                                                                     --------   -------

Common stock - $.01 par, 50,000,000 shares authorized;
  12,813,879 shares issued                                                128       128
                                                                     --------   -------

Capital in excess of par value
 Balance at beginning of year                                          68,808    68,808
 Restricted stock awards                                                  (51)        -
                                                                     --------   -------
 Balance at end of period                                              68,757    68,808
                                                                     --------   -------

Retained earnings
 Balance at beginning of year                                         120,033   114,498
 Net income                                                             2,182     3,895
 Preferred stock dividends accrued                                       (566)     (566)
 Common stock dividends declared                                         (773)     (799)
                                                                     --------   -------
 Balance at end of period                                             120,876   117,028
                                                                     --------   -------

Unamortized restricted stock awards
 Balance at beginning of year                                            (205)     (300)
 Stock awards                                                            (472)        -
 Amortization to expense                                                   35        25
                                                                     --------   -------
 Balance at end of period                                                (642)     (275)
                                                                     --------   -------

Treasury stock
 Balance at beginning of year - 419,544 and zero shares,
   respectively                                                       (10,356)        -
 Shares purchased - 94,206 shares in 2000 and 231,813
   shares in 1999                                                      (2,079)   (5,641)
 Shares issued for incentive plans - 21,400 shares in 2000                523         -
                                                                     --------   -------
 Balance at end of period (at cost) - 492,350 and 231,813 shares,
   respectively                                                       (11,912)   (5,641)
                                                                     --------   -------

Total stockholders' equity                                           $177,207   180,048
                                                                     ========   =======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                March 31, 2000
                  -------------------------------------------
                   (Unaudited, except for December 31, 1999)

Note 1 - Interim Financial Statements

  The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The financial statements in Deltic's 1999 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior year amounts have been reclassified to conform with the 2000 presentation format.


Note 2 - Earnings per Common Share

  The amounts used in computing earnings per share consisted of the following:

                                                       Three Months Ended
                                                            March 31,
                                                      -------------------
   (Thousands of dollars)                               2000        1999
                                                      -------      ------
   Net income                                         $ 2,182       3,895
   Less Preferred dividends                              (566)       (566)
                                                      -------      ------
     Income available to common shareholders          $ 1,616       3,329
                                                      =======      ======

   Weighted average number of common shares
     used in basic EPS                                 12,374      12,745
   Effect of dilutive stock options                        11          14
                                                      -------      ------
    Weighted average number of common shares
     and dilutive potential common stock used in
     EPS assuming dilution                             12,385      12,759
                                                      =======      ======

   Earnings per common share
     Basic                                            $   .13         .26
                                                      =======      ======
     Assuming dilution                                $   .13         .26
                                                      =======      ======

Note 3 - Inventories

   Inventories at the balance sheet dates consisted of the following:

                                                      Mar. 31,     Dec. 31,
                                                        2000         1999
                                                      --------     --------

   Logs                                               $ 2,400       2,170
   Finished products                                    3,765       6,966
   Materials and supplies                                 260         275
                                                      -------       -----
                                                      $ 6,425       9,411
                                                      =======       =====

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                March 31, 2000
                  -------------------------------------------
                   (Unaudited, except for December 31, 1999)

Note 4 - Investment in Del-Tin Fiber

 The Company owns 50 percent of the membership interest of Del-Tin Fiber. The Company's investment in Del-Tin Fiber is carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses. Prior to December 1999, Deltic recorded its equity in the operating results of Del-Tin Fiber on a one-month lag basis.

 The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the three months ended March 31 consisted of the following:

                                                      March 31,    Dec. 31,
(Thousands of Dollars)                                     2000         1999
                                                       --------      -------
                                                     (unaudited)
Condensed Balance Sheet Information
Current assets                                         $  8,453        7,354
Property, plant, and equipment - net                     98,006       98,492
Other noncurrent assets                                   4,685        4,108
                                                       --------      -------
 Total assets                                          $111,144      109,954
                                                       ========      =======

Current liabilities                                    $ 16,511       12,356
Long-term debt                                           89,000       89,000
Other noncurrent liabilities                                  -           10
Members' capital/(deficit)                                5,633        8,588
                                                       --------      -------
 Total liabilities and members' capital/(deficit)      $111,144      109,954
                                                       ========      =======


                                                  Three Months Ended March 31,
                                                  ----------------------------
(Thousands of dollars)                                     2000         1999
                                                       --------      -------
                                                             (unaudited)
Condensed Income Statement Information
Net sales                                              $  8,672        6,436
                                                       --------      -------
Costs and expenses
 Cost of manufacturing                                    9,879        7,598
 Depreciation                                             1,279          927
 General and administrative expenses                        338          203
                                                       --------      -------
  Total costs and expenses                               11,496        8,728
                                                       --------      -------

  Operating income/(loss)                                (2,824)      (2,292)

Interest income                                              52           38
Interest and other debt expense                          (1,733)      (1,210)
                                                       --------      -------
  Net income/(loss)                                    $ (4,505)      (3,464)
                                                       ========      =======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                March 31, 2000
                  ------------------------------------------
                   (Unaudited, except for December 31, 1999)


Note 5 - Timber and Timberlands

 Timber and timberlands at the balance sheet dates consisted of the following:


                                                          Mar. 31,        Dec. 31,
   (Thousands of dollars)                                  2000             1999
                                                          --------         -------
   Purchased stumpage inventory                           $ 12,445          10,597
   Timberlands                                              62,698          62,287
   Fee timber                                              128,767         125,851
   Logging facilities                                        1,646           1,642
                                                          --------         -------
                                                           205,556         200,377
   Less accumulated costs of fee timber harvested
     and facilities depreciation                           (38,205)        (35,637)
                                                          --------         -------
                                                          $167,351         164,740
                                                          ========         =======

Note 6 - Property, Plant, and Equipment

 Property, plant, and equipment at the balance sheet dates consisted of the following:

                                                          Mar. 31,        Dec. 31,
   (Thousands of dollars)                                   2000             1999
                                                          --------         -------
   Land                                                   $  4,587           4,425
   Land improvements                                         4,217           4,061
   Buildings and structures                                  5,287           4,946
   Machinery and equipment                                  71,640          71,234
                                                          --------         -------
                                                            85,731          84,666
   Less accumulated depreciation                           (41,683)        (40,354)
                                                          --------         -------
                                                          $ 44,048          44,312
                                                          ========         =======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                March 31, 2000
                  -------------------------------------------
                   (Unaudited, except for December 31, 1999)

Note 7 - Business Segments

 Information about the Company's business segments consisted of the following:


                                        Three Months Ended
                                             March 31,
                                    --------------------------
 (Thousands of dollars)                2000             1999
                                    ---------       ----------
 Net sales
   Woodlands                          $10,861            8,244
   Mills                               21,043           18,288
   Real Estate                          2,838            7,745
   Agriculture                          3,730              448
   Eliminations*                       (5,001)          (3,400)
                                      -------           ------
                                      $33,471           31,325
                                      =======           ======

 Income before income taxes
   Operating income
     Woodlands                        $ 7,329            5,785
     Mills                                773              457
     Real Estate                          297            4,071
     Agriculture                          332               90
     Corporate                         (2,150)          (1,643)
     Eliminations                        (116)               9
                                      -------           ------
       Operating income                 6,465            8,769
   Equity in loss of Del-Tin Fiber     (2,252)          (1,629)
   Interest income                         55               67
   Interest and other debt expense     (1,030)            (779)
   Other income/(expense)                  87               79
                                      -------           ------
                                      $ 3,325            6,507
                                      =======           ======

 Depreciation, amortization, and
   cost of fee timber harvested
   Woodlands                          $ 2,622            1,774
   Mills                                1,085              971
   Real Estate                             78              116
   Agriculture                            142              145
   Corporate                               72               65
                                      -------           ------
                                      $ 3,999            3,071
                                      =======           ======

 Capital expenditures
   Woodlands                          $ 3,393            1,322
   Mills                                  890            2,762
   Real Estate                          2,449            3,213
   Agriculture                              1               49
   Corporate                              235               46
                                      -------           ------
                                      $ 6,968            7,392
                                      =======           ======

 *Intersegment sales of timber from Woodlands to Mills.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net income for the first quarter of 2000 was $2.2 million, $.13 a share, a decrease of $1.7 million when compared to first quarter 1999 earnings of $3.9 million, $.26 a share. Net sales totaled $33.5 million in the current quarter, a seven percent increase from $31.3 million in 1999. Operating income for the 2000 period was $6.5 million, a decrease of 26 percent when compared to $8.8 million in the same quarter of 1999. Net cash provided by operating activities increased by $5.8 million from the first quarter of 1999 to $13.4 million.

     In the current quarter, operating income decreased $2.3 million. The Company's Woodlands segment increased $1.5 million due primarily to a 35 percent increase in the pine sawtimber harvest level and a two percent increase in the average price for pine sawtimber sold, partially offset by a $.8 million increase in the cost of fee timber harvested. The Mills segment increased $.3 million as a result of a 21 percent increase in the volume of lumber sold and a two percent decrease in the average manufacturing cost per thousand board feet ("MBF") of finished lumber sold. Real Estate operations decreased $3.8 million primarily due to the sale of an approximately 72-acre commercial site during the first quarter of 1999.

     The Woodlands segment's net sales totaled $10.9 million in the current quarter compared to $8.2 million a year ago. Sales of pine sawtimber increased $2.8 million as a result of a 53,000 ton increase in the harvest level to 205,000 tons and a $1 per ton increase in the average sales price of pine sawtimber sold to $48 per ton. Operating income was $7.3 million in 2000 compared to $5.8 million in 1999, an increase of 27 percent, due mainly to the increase in net sales, partially offset by a $.8 million increase in the cost of fee timber harvested resulting from the increase in harvest levels.

     The Company's Mills segment reported net sales of $21.1 million for the first quarter of 2000 compared to $18.3 million in the first quarter of 1999. Finished lumber sales increased $3 million due to a 21 percent increase in sales volume to 50.2 million board feet, partially offset by a $5 drop in the average sales price per MBF sold to $364. Operating income was $.8 million in 2000 which compares to $.5 million in 1999. This increase was due primarily to the increase in net sales and a $16 reduction in the log cost per MBF of lumber produced.

     The Real Estate segment recorded net sales of $2.8 million in the current-year period compared to $7.7 million a year ago. A .7-acre commercial site was sold in the current quarter for $206,500 per acre, while a 72-acre commercial site was sold in the first quarter of 1999 for $60,000 per acre. Residential lot sales decreased by 12 lots to 36, while the average sales price decreased from $54,200 to $48,900 per lot due to sales mix. Operating income was $.3 million in the first quarter of 2000 compared to $4.1 million during the first quarter of 1999, primarily the result of the prior-year quarter benefiting from the margin from higher commercial development sales.

     Agriculture operations reported net sales of $3.7 million in 2000 compared to $.5 million in 1999 due to the current period including sales of carryover soybeans and corn that were grown during 1999 and held in inventory at the end of 1999 because of depressed commodity prices. Operating income was $.3 million in the first quarter of 2000 compared to $.1 million for the first quarter of 1999, due primarily to the timing of sales.

     Corporate operating expense was $2.1 million for the first three months of 2000 compared to $1.7 million in 1999, resulting from a $.5 million increase in general and administrative expenses, primarily due to higher costs of awards under the Company's incentive plans. Equity in the loss of Del-Tin Fiber recorded by the Company was $2.3 million in the current quarter, which compares to $1.6 million a year ago. The prior-year quarter benefited from prior-period items related to plant start-up costs. Income tax expense decreased $1.5 million to $1.1 million due primarily to lower pretax income and lower state income taxes.

Financial Condition

     During the first quarter of 2000, net cash provided by operating activities totaled $13.4 million compared to $7.6 million during the first quarter of 1999. Changes in operating working capital, other than cash and cash equivalents, provided cash of $2.8 million for the first three months of 2000, but required cash of $3.9 million for the 1999 period.

     Capital expenditures required cash of $7 million in the current quarter and $7.4 million a year ago. Total capital expenditures, summarized by segment, consisted of the following:

                 ---------------------------------------------
                                                 Three Months
                                               Ended March 31,
                 ---------------------------------------------
                 (Thousands of dollars)            2000   1999
                 ---------------------------------------------

                 Woodlands                      $3,393   1,322
                 Mills                             890   2,762
                 Real Estate                     2,449   3,213
                 Agriculture                         1      49
                 Corporate                         235      46
                 ---------------------------------------------
                  Total capital expenditures     6,968   7,392
                 Owner-financed expenditures         -       -
                 ---------------------------------------------
                  Expenditures requiring cash   $6,968   7,392
                 =============================================

     The net change in purchased stumpage inventory to be utilized in the Company's sawmill operations required cash of $1.8 million in 2000 and $2.1 million in 1999. The Company advanced Del-Tin Fiber L.L.C. $.8 million during the current quarter. Maturities of U.S. government securities provided $.9 million in 2000. During both periods, Deltic paid dividends of $1.4 million, consisting of $.8 million for common stock and $.6 million for redeemable preferred stock. In the prior year, borrowings under the Company's revolving credit facility provided $6 million. Deltic made repayments of debt in the amount of $.2 million in 2000 and $.6 million in the 1999 period. Purchases of treasury stock utilized $2.1 million in the current quarter and $5.6 million a year ago. These net sources of funds resulted in a $1.5 million increase in the Company's cash and cash equivalents since December 31, 1999.

     On February 23, 2000, the Company's Board of Directors authorized a stock repurchase program of up to $10 million of its common stock. Under the program, the Company can purchase shares through the open market and privately negotiated transactions at prices deemed appropriate by Deltic's management. As of March 31, 2000, Deltic had repurchased 94,200 shares at an average cost of $22.08 per share under this program.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company's market risk has not changed significantly from that set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk", in Item 7A of Part II of its 1999 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

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


DELTIC TIMBER CORPORATION



By:       /s/ Ron L. Pearce                         Date:     May 12, 2000
   -------------------------------------                 -----------------------
          Ron L. Pearce, President
       (Principal Executive Officer)



          /s/ Clefton D. Vaughan                    Date:     May 12, 2000
   -------------------------------------                 -----------------------
   Clefton D. Vaughan, Vice President,
         Finance and Administration
       (Principal Financial Officer)



          /s/ Emily R. Evers                        Date:     May 12, 2000
   -------------------------------------                 -----------------------
      Emily R. Evers, Controller
    (Principal Accounting Officer)