Form 10-Q
period 2000-06-30
DELTIC TIMBER CORP
filed 2000-08-11
CIK 1022469

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

Number of shares of Common Stock, $.01 Par Value, outstanding at July 31, 2000, was 12,191,729.




================================================================================

           TABLE OF CONTENTS - SECOND QUARTER 2000 FORM 10-Q REPORT



                                                                           Page
                                                                          Number
                                                                          ------
                        PART I - Financial Information
Item  1.  Financial Statements                                               3

Item  2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         11

Item  3.  Quantitative and Qualitative Disclosures About Market Risk        15


                          PART II - Other Information

Item  1.  Legal Proceedings                                                 16

Item  2.  Changes in Securities and Use of Proceeds                         16

Item  3.  Defaults Upon Senior Securities                                   16

Item  4.  Submission of Matters to a Vote of Security Holders               16

Item  5.  Other Information                                                 16

Item  6.  Exhibits and Reports on Form 8-K                                  16

Signatures                                                                  17

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                       --------------------------------
                            (Thousands of dollars)

                                                                                            June 30,                Dec. 31,
                                                                                               2000                    1999
                                                                                          ---------                  -------
                                                                                        (unaudited)
Assets
    Current assets
       Cash and cash equivalents                                                       $      5,394                   4,782
       U.S. government securities                                                                 -                     936
       Trade accounts receivable - net                                                        6,470                   4,648
       Other receivables                                                                      3,511                   1,341
       Inventories                                                                            5,378                   9,411
       Prepaid expenses and other current assets                                              6,419                   4,396
                                                                                            -------                --------
          Total current assets                                                               27,172                  25,514

    Investment in real estate held for development and sale                                  35,456                  35,210
    Investment in Del-Tin Fiber                                                               2,584                   3,727
    Timber and timberlands - net                                                            166,290                 164,740
    Property, plant, and equipment - net                                                     44,504                  44,312
    Deferred charges and other assets                                                         3,650                   4,395
                                                                                            -------                --------
          Total assets                                                                 $    279,656                 277,898
                                                                                            =======                ========
Liabilities and Stockholders' Equity
    Current liabilities
       Current maturities of long-term debt                                            $        172                     203
       Notes payable                                                                              -                      13
       Trade accounts payable                                                                 2,475                   2,928
       Accrued taxes other than income taxes                                                  1,633                   1,162
       Other accrued liabilities                                                                542                     517
                                                                                            -------                --------
          Total current liabilities                                                           4,822                   4,823

    Long-term debt                                                                           59,426                  55,570
    Deferred credits and other noncurrent liabilities                                        10,049                   9,097
    Redeemable preferred stock                                                               30,000                  30,000
    Stockholders' equity
       Preferred stock                                                                            -                       -
       Common stock                                                                             128                     128
       Capital in excess of par value                                                        68,757                  68,808
       Retained earnings                                                                    121,783                 120,033
       Unamortized restricted stock awards                                                     (590)                   (205)
       Treasury stock                                                                       (14,719)                (10,356)
                                                                                            -------                --------
          Total stockholders' equity                                                        175,359                 178,408
                                                                                            -------                --------

          Total liabilities and stockholders' equity                                   $    279,656                 277,898
                                                                                            =======                ========


See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
                 ---------------------------------------------
               (Thousands of dollars, except per share amounts)

                                                           Three Months Ended                    Six Months Ended
                                                               June 30,                               June 30,
                                                      ------------------------               ---------------------
                                                         2000           1999                   2000         1999
                                                      ---------       -------                --------      -------
Net sales                                             $ 30,232         32,171                  63,703       63,496
                                                      --------        -------                --------      -------
Costs and expenses
    Cost of sales                                       18,357         19,542                  39,004       37,194
    Depreciation, amortization, and
      cost of fee timber harvested                       3,373          2,750                   7,372        5,821
    General and administrative expenses                  1,692          1,825                   4,052        3,658
                                                      --------        -------                --------      -------

       Total costs and expenses                         23,422         24,117                  50,428       46,673
                                                      --------        -------                --------      -------

       Operating income                                  6,810          8,054                  13,275       16,823

Equity in loss of Del-Tin Fiber                         (2,599)        (1,997)                 (4,851)      (3,626)
Interest income                                             39             53                      94          120
Interest and other debt expense                         (1,053)          (964)                 (2,083)      (1,743)
Other income/(expense)                                     110             93                     197          172
                                                      --------        -------                --------      -------

Income before income taxes                               3,307          5,239                   6,632       11,746

Income taxes                                            (1,065)        (2,137)                 (2,208)      (4,749)
                                                      --------        -------                --------      -------

       Net income                                     $  2,242          3,102                   4,424        6,997
                                                      ========        =======                ========      =======

Earnings per common share
    Basic                                             $    .14            .20                     .27          .47
                                                      ========        =======                ========      =======
    Assuming dilution                                 $    .14            .20                     .27          .46
                                                      ========        =======                ========      =======

Dividends declared per common share                   $  .0625          .0625                    .125         .125
                                                      ========        =======                ========      =======
Average common shares outstanding
  (thousands)                                           12,259         12,453                  12,316       12,613
                                                      ========        =======                ========      =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                           Six Months Ended June 30,
               _________________________________________________
                            (Thousands of dollars)

                                                                                          2000                1999
                                                                                      --------             -------
Operating activities
     Net income                                                                    $     4,424               6,997
     Adjustments to reconcile above income to
      net cash provided/(required) by operating activities
       Depreciation, amortization, and cost of fee timber harvested                      7,372               5,821
       Deferred income taxes                                                               680               1,869
       (Gains)/losses from sales of assets                                              (1,866)             (1,149)
       Proceeds from sales of operating assets                                           2,322               3,150
       Real estate costs recovered upon sale                                             2,686               3,457
       Equity in loss of Del-Tin Fiber                                                   4,851               3,626
       (Increase)/decrease in operating working capital
         other than cash and cash equivalents                                           (1,934)             (8,547)
       Other                                                                             1,047                 650
                                                                                      --------             -------
           Net cash provided/(required) by operating activities                         19,582              15,874
                                                                                      --------             -------

Investing activities

     Capital expenditures requiring cash                                               (10,972)            (15,569)
     Net change in purchased stumpage inventory                                         (2,280)               (189)
     Investment in and advances to Del-Tin Fiber - net                                  (3,623)             (2,235)
     Purchases of U.S. government securities                                               (12)                  -
     Maturities of U.S. government securities                                              948                   -
     Other - net                                                                           723                 279
                                                                                      --------             -------
           Net cash provided/(required) by investing activities                        (15,216)            (17,714)
                                                                                      --------             -------

Financing activities

     Proceeds from long-term borrowings                                                  4,000              14,000
     Repayments of notes payable and long-term debt                                       (189)             (2,616)
     Treasury stock purchases                                                           (4,886)            (10,356)
     Increase/(decrease) in bank overdraft                                                  (5)                718
     Preferred stock dividends paid                                                     (1,131)             (1,131)
     Common stock dividends paid                                                        (1,543)             (1,583)
                                                                                      --------             -------
           Net cash provided/(required) by financing activities                         (3,754)               (968)
                                                                                      --------             -------

Net increase/(decrease) in cash and cash equivalents                                       612              (2,808)
Cash and cash equivalents at January 1                                                   4,782               8,160
                                                                                      --------             -------

Cash and cash equivalents at June 30                                               $     5,394               5,352
                                                                                      ========             =======

Supplemental disclosures
     Income taxes paid, net of refunds                                             $     1,104               3,229
                                                                                      ========             =======

     Interest paid, net of amounts capitalized                                     $     1,935               1,682
                                                                                      ========             =======

     Dividends declared, not paid                                                  $         -                 788
                                                                                      ========             =======



See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Unaudited)
                           Six Months Ended June 30,
          -----------------------------------------------------------
                            (Thousands of dollars)

                                                                                           2000                     1999
                                                                                        -----------               ---------
Cumulative preferred stock - $.01 par,  authorized
   20,000,000  shares, 600,000 shares issued as
   redeemable preferred stock                                                           $        -                       -
                                                                                        ----------             -----------
Common stock - $.01 par, authorized 50,000,000 shares;
  12,813,879 shares issued in 1999 and 1998                                                    128                     128
                                                                                        ----------             -----------
Capital in excess of par value
    Balance at beginning of year                                                            68,808                  68,808
    Restricted stock awards                                                                    (51)                      -
                                                                                        ----------             -----------
    Balance at end of period                                                                68,757                  68,808
                                                                                        ----------             -----------
Retained earnings
    Balance at beginning of year                                                           120,033                 114,498
    Net income                                                                               4,424                   6,997
    Preferred stock dividends accrued                                                       (1,131)                 (1,131)
    Common stock dividends declared                                                         (1,543)                 (2,371)
                                                                                        ----------             -----------
    Balance at end of period                                                               121,783                 117,993
                                                                                        ----------             -----------

Unamortized restricted stock awards
    Balance at beginning of year                                                              (205)                      -
    Stock awards                                                                              (472)                   (378)
    Amortization to expense                                                                     87                     126
                                                                                        ----------             -----------
    Balance at end of period                                                                  (590)                   (252)
                                                                                        ----------             -----------

Treasury stock
    Balance at beginning of year - 419,544 and zero shares,
      respectively                                                                         (10,356)                      -
    Shares purchased - 224,006 shares in 2000 and 419,542
      shares in 1999                                                                        (4,886)                (10,356)
    Shares issued for incentive plans - 21,400 shares in 2000                                  523                       -
                                                                                        ----------             -----------
    Balance at end of period - 622,150 and 419,542 shares,
      respectively                                                                         (14,719)                (10,356)
                                                                                        ----------             -----------

Total stockholders' equity                                                              $  175,359                 176,321
                                                                                        ==========             ===========

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 2000
                   -----------------------------------------
                   (Unaudited, except for December 31, 1999)

Note 1 - Interim Financial Statements

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The financial statements in Deltic's 1999 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior period amounts have been reclassified to conform with 2000 presentation format.

Note 2 - Earnings per Common Share

    The amounts used in computing earnings per share consisted of the following:


                                                            Three Months Ended                        Six Months Ended
                                                                  June 30,                                June 30,
                                                         --------------------------             --------------------------
       (Thousands, except per share                           2000             1999                  2000             1999
         amounts)                                        ---------        ---------             ---------        ---------

       Net income                                     $      2,242            3,102                 4,424            6,997
       Less preferred dividends                               (565)            (565)               (1,131)          (1,131)
                                                         ---------        ---------             ---------        ---------
          Income available to common
            shareholders                              $      1,677            2,537                 3,293            5,866
                                                         =========        =========             =========        =========

       Weighted average number of
         common shares used in basic EPS                    12,259           12,453                12,316           12,613
       Effect of dilutive stock options                         11               21                    11               18
                                                         ---------        ---------             ---------        ---------
          Weighted average number of
            common shares and dilutive
            potential common stock used
            in EPS assuming dilution                        12,270           12,474                12,327           12,631
                                                         =========        =========             =========        =========

       Earnings per common share
          Basic                                       $        .14              .20                   .27              .47
                                                         =========        =========             =========        =========
          Assuming dilution                           $        .14              .20                   .27              .46
                                                         =========        =========             =========        =========

Note 3 - Inventories

    Inventories at the balance sheet dates consisted of the following:

                                                                                                 June 30,         Dec. 31,
       (Thousands of dollars)                                                                        2000             1999
                                                                                                ---------        ---------
       Logs                                                                                 $       1,671            2,170
       Finished products                                                                            3,222            6,966
       Materials and supplies                                                                         485              275
                                                                                                ---------        ---------
                                                                                             $      5,378            9,411
                                                                                                =========        =========

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 2000
                   -----------------------------------------
                   (Unaudited, except for December 31, 1999)

Note 4 - Investment in Del-Tin Fiber

    The Company owns 50 percent of the membership interest of Del-Tin Fiber. The Company's investment in Del-Tin Fiber is carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses. Prior to December 1999, Deltic recorded its equity in the operating results of Del-Tin Fiber on a one-month lag basis.

    The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for periods ended June 30 consisted of the following:


                                                                                                 June 30,         Dec. 31,
       (Thousands of Dollars)                                                                        2000             1999
                                                                                               ----------        ---------
       Condensed Balance Sheet Information
         Current assets                                                                     $       7,409            7,354
         Property, plant, and equipment - net                                                      99,327           98,492
         Other noncurrent assets                                                                    4,668            4,108
                                                                                                  -------          -------
             Total assets                                                                   $     111,404          109,954
                                                                                                  =======          =======

          Current liabilities                                                               $      16,255           12,356
          Long-term debt                                                                           89,000           89,000
          Other noncurrent liabilities                                                                 17               10
          Members' capital/(deficit)                                                                6,132            8,588
                                                                                                  -------          -------
             Total liabilities and members' capital/(deficit)                               $     111,404          109,954
                                                                                                  =======          =======

                                                               Three Months Ended                       Six Months Ended
                                                                     June 30,                               June 30,
                                                            ------------------------               -----------------------
                                                              2000             1999                  2000             1999
                                                            ------           ------                ------           ------
       Condensed Income Statement
         Information
          Net sales                                   $      8,666            7,306                17,338           13,742
                                                           -------          -------               -------          -------
          Costs and expenses
             Cost of sales                                  10,282            8,825                20,161           16,423
             Depreciation                                    1,261              963                 2,540            1,890
             General and administrative expenses               452              227                   790              430
                                                           -------          -------               -------          -------
                 Total costs and expenses                   11,995           10,015                23,491           18,743
                                                           -------          -------               -------          -------

                 Operating income/(loss)                    (3,329)          (2,709)               (6,153)          (5,001)

          Interest income                                       49              101                   101              139
          Interest and other debt expense                   (1,917)          (2,027)               (3,650)          (3,237)
                                                           -------          -------               -------          -------
                 Net income/(loss)                    $     (5,197)          (4,635)               (9,702)          (8,099)
                                                           =======          =======               =======          =======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                   June 30, 2000
                  ------------------------------------------
                   (Unaudited, except for December 31, 1999)


Note 5 - Timber and Timberlands

     Timber and timberlands at the balance sheet dates consisted of the following:

                                                        June 30,   Dec. 31,
     (Thousands of dollars)                              2000        1999
                                                       --------    -------

     Purchased stumpage inventory                      $ 12,877     10,597
     Timberlands                                         62,790     62,287
     Fee timber                                         128,928    125,851
     Logging facilities                                   1,665      1,642
                                                       --------    -------
                                                        206,260    200,377
     Less accumulated costs of fee timber harvested
        and facilities depreciation                     (39,970)   (35,637)
                                                       --------    -------
                                                       $166,290    164,740
                                                       ========    =======

Note 6 - Property, Plant, and Equipment

     Property, plant, and equipment at the balance sheet dates consisted of the following:


                                      June 30,    Dec. 31,
     (Thousands of dollars)             2000        1999
                                      --------    --------

     Land                             $  4,587       4,425
     Land improvements                   4,221       4,061
     Buildings and structures            5,299       4,946
     Machinery and equipment            72,964      71,234
                                      --------    --------
                                        87,071      84,666
     Less accumulated depreciation     (42,567)    (40,354)
                                      --------    --------
                                      $ 44,504      44,312
                                      ========    ========

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 2000
                  ------------------------------------------
                   (Unaudited, except for December 31, 1999)


Note 7 - Business Segments

     Information about the Company's business segments consisted of the following:

                                        Three Months Ended            Six Months Ended
                                              June 30,                    June 30,
                                      ---------------------       ----------------------
(Thousands of dollars)                  2000          1999         2000            1999
                                      -------        ------       ------          ------
Net sales
  Woodlands                           $10,504         8,332        21,365        16,576
  Mills                                19,816        22,569        40,859        40,857
  Real Estate                           4,145         3,967         6,983        11,712
  Agriculture                             400           300         4,130           748
  Eliminations*                        (4,633)       (2,997)       (9,634)       (6,397)
                                      -------       -------       -------       -------
                                      $30,232        32,171        63,703        63,496
                                      =======       =======       =======       =======
Income before income taxes
  Operating income
   Woodlands                          $ 7,811         6,269        15,140        12,054
   Mills                                 (567)        2,536           206         2,993
   Real Estate                            797           879         1,094         4,950
   Agriculture                            112            28           444           118
   Corporate                           (1,511)       (1,643)       (3,661)       (3,286)
   Eliminations                           168           (15)           52            (6)
                                      -------       -------       -------       -------
     Operating income                   6,810         8,054        13,275        16,823
  Equity in loss of Del-Tin Fiber      (2,599)       (1,997)       (4,851)       (3,626)
  Interest income                          39            53            94           120
  Interest and other debt expense      (1,053)         (964)       (2,083)       (1,743)
  Other income/(expense)                  110            93           197           172
                                      -------       -------       -------       -------
                                      $ 3,307         5,239         6,632        11,746
                                      =======       =======       =======       =======
Depreciation, amortization, and
 cost of fee timber harvested
  Woodlands                           $ 1,948         1,307         4,570         3,082
  Mills                                 1,132         1,107         2,217         2,077
  Real Estate                              79           125           157           241
  Agriculture                             142           147           284           293
  Corporate                                72            64           144           128
                                      -------       -------       -------       -------
                                      $ 3,373         2,750         7,372         5,821
                                      =======       =======       =======       =======
Capital expenditures
  Woodlands                           $ 1,237         3,190         4,630         4,512
  Mills                                 1,336         1,727         2,226         4,489
  Real Estate                           1,335         2,875         3,784         6,088
  Agriculture                              52           321            53           370
  Corporate                                44            64           279           110
                                      -------       -------       -------       -------
                                      $ 4,004         8,177        10,972        15,569
                                      =======       =======       =======       =======

 *Intersegment sales of timber from Woodlands to Mills.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Three Months Ended June 30, 2000 Compared with Three Months Ended
June 30, 1999

     Net income for the second quarter of 2000 was $2.2 million, $.14 a share, a decrease of $.9 million when compared to second quarter 1999 earnings of $3.1 million, $.20 a share. Net sales totaled $30.2 million in the current quarter, a six percent decrease from $32.2 million in 1999. Operating income for the 2000 period was $6.8 million, a decrease of $1.3 million from 1999. Net cash provided by operating activities decreased by $2 million from the second quarter of 1999 to $6.2 million.

     In the current quarter, operating income decreased $1.3 million. The Company's Woodlands segment increased $1.5 million due primarily to a 24 percent increase in the pine sawtimber harvest level and a four percent increase in the price for pine sawtimber sold, partially offset by a $.6 million increase in the cost of fee timber harvested. The Mills segment decreased $3.1 million primarily as a result of a 15 percent decrease in lumber sales price.

     The Woodlands segment reported net sales of $10.5 million for the current quarter compared to $8.4 million a year ago. Sales of pine sawtimber increased $1.6 million as a result of a 29,800 ton increase in the harvest level to 152,400 tons and a $2 per ton increase in the sales price of pine sawtimber sold to $47 per ton. Net sales included the sale of a hardwood timberland tract by the Company that resulted in a gain of $1.8 million in the second quarter of 2000, an increase of $.7 million from the $1.1 million realized from a similar sale in 1999. (The gain for the prior year was previously reported in "Other Income" in the 1999 Consolidated Statement of Income, but has been reclassified to net sales for the Woodlands segment in order to be comparable to the current year reporting format, which resulted from the Company's initiative, as approved by its Board of Directors, to identify land which is non-strategic or which could be sold for higher and better usage.) Operating income was $7.8 million in 2000 compared to $6.3 million in 1999, an increase of 25 percent, due mainly to the increase in net sales, partially offset by a $.6 million increase in the cost of fee timber harvested resulting primarily from the increase in harvest levels.

     The Mills segment's net sales totaled $19.8 million for the second quarter of 2000 compared to $22.6 million in the second quarter of 1999. Finished lumber sales decreased $2.5 million due to a $59 drop in the sales price realized per thousand board feet ("MBF") of lumber sold to $339, while sales volume increased three percent to 50.6 million board feet. A loss from operations of $.6 million in 2000 compared to operating income of $2.5 million in 1999 due primarily to the decrease in net sales, despite the increase in sales volume, which resulted in a negative margin of $11 per MBF sold in 2000.

     The Company's Real Estate segment recorded net sales of $4.2 million in the current-year period compared to $4 million a year ago. Residential lot sales increased by 2 lots to 52, while the average sales price per lot increased by $1,100 to $51,300 due to sales mix. Operating income was $.8 million in the second quarter of 2000 compared to $.9 million during the second quarter 1999 due to a reduced gross profit margin from lots sold.

     Agriculture operations reported net sales of $.4 million in 2000 compared to $.2 million in 1999 as the result of the current period including increased sales of carryover soybeans held as inventory at the end of each of the respective preceding years because of depressed commodity prices. Operating income was $.1 million for the current period compared to break-even results for the 1999 period due mainly to the increase in net sales.

     During the current quarter, the Company received the preliminary bids related to the potential sale of its agriculture properties. Negotiations with prospective buyers will continue during the third quarter of 2000. Based upon these preliminary bids, the Company is "cautiously optimistic" that it will be able to achieve its objective of exchanging its existing farmland for timberland in a tax-efficient manner.

     Corporate operating expense was $1.5 million in the second quarter of 2000, compared to $1.6 million for the same period of 1999. Equity in the loss of Del-Tin Fiber was $2.6 million which compares to a loss of $2 million a year ago. Income tax expense of $1.1 million for the current quarter decreased $1.1 million due to lower pretax income and lower state income taxes.

Six Months Ended June 30, 2000 Compared with Six Months Ended
June 30, 1999

     For the first six months of 2000, net income totaled $4.4 million, $.27 a share, compared to net income for the six months ended June 30, 1999 of $7 million, $.47 a share. The decrease was primarily the result of lower operating income from the Company's Mills and Real Estate segments and an increase in equity loss from Del-Tin Fiber, partially offset by increased operating income from the Woodlands segment and decreased income tax expense.

     Operating income for the first half of 2000 was $13.3 million, a decrease of $3.6 million from 1999. The Company's Woodlands operations increased $3 million as the result of a 30 percent increase in harvest level for pine sawtimber to 357,400 tons and a four percent increase in the sales price for pine sawtimber, partially offset by an increase in the cost of fee timber harvested. The Mills segment decreased $2.8 million due primarily to a $34 per MBF decrease in average lumber sales price. Real Estate operations decreased $3.9 million primarily as a result of 1999 benefiting from the sale of a 72-acre commercial site and reduced residential lot sales for the 2000 period.

     The Woodlands segment produced net sales of $21.4 million during the six months ended June 30, 2000, an increase of $4.8 million when compared to $16.6 million during 1999. Pine sawtimber sales increased $4.3 million as the result of a 30 percent increase in sales volume to 357,400 tons, combined with a $2 per ton increase in the sales price received for pine sawtimber to $48 per ton. Sales of pine and hardwood pulpwood decreased $.3 million as a result of decreased harvest levels and sales price. Net sales included the sale of a non-strategic hardwood timberland tract that generated a gain of $1.8 million in 2000, compared to a gain of $1.1 million for a similar sale in 1999. Operating income was $15.1 million for the first half of 2000, compared to $12.1 million in 1999 due to the increase in net sales, partially offset by a $1.5 million increase in the cost of fee timber harvested resulting from the increase in harvest levels and a higher cost per ton of timber harvested due primarily to recent timberland acquisitions.

     Mill operations recorded net sales of $40.9 million for the first six months of both 2000 and 1999. Finished lumber sales increased $.5 million due to an 11 percent increase in sales volume to 100.9 million board feet, offset by a nine percent decrease in the average sales price per MBF sold to $351. Operating income for 2000 was $.2 million compared to $3 million for the 1999 period. The decrease was due primarily to the decrease in sales price, partially offset by a $3 per MBF decrease in the cost of lumber sold resulting from a reduction in the log cost per MBF of lumber produced.

     Real Estate operations reported net sales of $7 million during the first half of 2000 compared to $11.7 million during 1999. The first six months of 1999 benefited from the sale of a 72-acre commercial site for $60,000 per acre, while 2000 included the sale of a .7-acre site for $206,500 per acre. Residential lot sales totaled 88 lots compared to 98 in 1999, while the average sales price of $50,300 decreased $1,800 per lot due to the mix of lots sold. Operating income of $1.1 million in 2000 decreased $3.9 million from the first half of 1999 as the result of the reduction in net sales, partially offset by the related decrease in sales commission expense.

     The Agriculture segment produced net sales of $4.1 million in the first six months of 2000 compared to $.7 million in 1999 due to the current period including significantly greater sales of carryover soybeans and corn. These farm products were grown in 1999 and held in inventory at the end of 1999 because of depressed commodity prices. Operating income was $.4 million in the first half of 2000 compared to $.1 million in 1999 due primarily to the timing of sales.

     Corporate operating expense was $3.6 million for the 2000 period, an increase of $.3 million from 1999 as the result of higher general and administrative expenses. Equity in the loss of Del-Tin Fiber recorded by the Company was $4.9 million in the current year, which compares to $3.6 million a year ago. Financial results for Del-Tin Fiber continue to be unsatisfactory due to lower average sales price than expected for medium density fiberboard ("MDF") and higher production costs. However, the facility's production of MDF has improved following modifications to critical equipment, with the month of June resulting in a record for volume produced. Income tax expense decreased $2.6 million to $2.2 million for the first half of 2000 due to decreased pretax income and lower state income taxes.


Financial Condition

     For the first six months of 2000, net cash provided by operating activities totaled $19.6 million compared to $15.9 million for the same period of 1999. Changes in operating working capital, other than cash and cash equivalents, required cash of $1.9 million for the first half of 2000 and $8.5 million for the first six months of 1999.

     Capital expenditures required cash of $11 million in the current year-to-date period and $15.6 million a year ago. Capital expenditures by segment consisted of the following:

           --------------------------------------------------------
                                                      Six Months
                                                    Ended June 30,
           --------------------------------------------------------
           (Thousands of dollars)                      2000    1999
           --------------------------------------   -------  ------

           Woodlands                                $ 4,630   4,512
           Mills                                      2,226   4,489
           Real Estate                                3,784   6,088
           Agriculture                                   53     370
           Corporate                                    279     110
           --------------------------------------   -------  ------

            Capital expenditures requiring cash     $10,972  15,569
           ======================================   =======  ======


     The net change in purchased stumpage inventory to be utilized in the Company's sawmills operations required cash of $2.3 million during the first six months of 2000 and $.2 million in the first half of 1999. Maturities of U.S. government securities provided $.9 million in the current year. During the six months ended June 30, 2000, the Company advanced $3.6 million to Del-Tin Fiber and paid dividends of $2.7 million, consisting of $1.6 million for common stock and $1.1 million for redeemable preferred stock. In the current year, borrowings under the Company's revolving credit facility provided $4 million, while purchases of treasury stock required cash of $4.9 million. These net sources of funds resulted in a $.6 million increase in the Company's cash and cash equivalents since December 31, 1999.

     On February 23, 2000, the Company's Board of Directors authorized a stock repurchase program of up to $10 million of its common stock. Under the program, the Company can purchase shares through the open market and privately negotiated transactions at prices deemed appropriate by Deltic's management. As of June 30, 2000, Deltic had repurchased 224,000 shares at an average cost of $21.81 per share under this program.

     Deltic's management believes that the cash generated by its operating activities and the remaining amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company's continued timberland acquisition program and authorized common stock repurchase program, for the foreseeable future.

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

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of the stockholders of Deltic Timber Corporation ("Deltic" or "the Company") was held on April 27, 2000. Pursuant to the Company's Amended and Restated Certificate of Incorporation, its Board of Directors consist of three classes who holds office for staggered terms of three years. Set forth below is a listing of the directors elected at the April 27, 2000 annual meeting, the results of such election and the names of directors whose term of office continued after the meeting.

               Director                         Votes for                   Votes Withheld
           ------------------                 -------------                 --------------
           Robert C. Nolan                    11,071,130                        211,832
           Ron L. Pearce                      10,746,134                        536,828
           Alex R. Lieblong                   11,070,947                        212,015
           William L. Rosoff                  (Term expires in 2001)
           John C. Shealy                     (Term expires in 2001)
           R. Hunter Pierson, Jr.             (Term expires in 2001)
           O. H. Darling, Jr.                 (Term expires in 2002)
           Rev. Christoph Keller, III         (Term expires in 2002)
           R. Madison Murphy                  (Term expires in 2002)

          In addition to the election of three Class I directors at the April 27, 2000 annual meeting, the prior appointment of KPMG LLP by the Board of Directors as Deltic's independent auditors for 2000 was ratified with 11,227,496 shares voted in favor, 32,164 shares voted against, and 23,301 shares abstaining.

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


DELTIC TIMBER CORPORATION



By: /s/ Ron L. Pearce                        Date:       August 10, 2000
   ----------------------------------             ----------------------------
     Ron L. Pearce, President
   (Principal Executive Officer)



    /s/ Clefton D. Vaughan                   Date:       August 10, 2000
-------------------------------------             ----------------------------
 Clefton D. Vaughan, Vice President,
     Finance and Administration
    (Principal Financial Officer)



    /s/ Emily R. Evers                       Date:       August 10, 2000
-------------------------------------             ----------------------------
   Emily R. Evers, Controller
 (Principal Accounting Officer)