Form 10-Q
period 2000-09-30
DELTIC TIMBER CORP
filed 2000-11-13
CIK 1022469

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

  (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

Number of shares of Common Stock, $.01 Par Value, outstanding at October 31, 2000, was 11,975,029.




================================================================================

            TABLE OF CONTENTS - THIRD QUARTER 2000 FORM 10-Q REPORT


                                                                          Page
                                                                         Number
                                                                         ------
                        PART I -  Financial Information

Item 1.    Financial Statements                                             3

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      18


                          PART II - Other Information

Item 1.    Legal Proceedings                                               19

Item 2.    Changes in Securities and Use of Proceeds                       19
Item 3.    Defaults Upon Senior Securities                                 19

Item 4.    Submission of Matters to a Vote of Security Holders             19

Item 5.    Other Information                                               19
Item 6.    Exhibits and Reports on Form 8-K                                19

Signatures                                                                 20

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                        -------------------------------
                            (Thousands of dollars)

                                                            Sept. 30,   Dec. 31,
                                                                2000       1999
                                                          ----------   --------
                                                          (unaudited)
Assets
 Current assets
  Cash and cash equivalents                                 $  1,896      4,782
  U.S. government securities                                       -        936
  Trade accounts receivable - net                              3,864      4,648
  Other receivables                                            1,084      1,341
  Inventories                                                  7,996      9,411
  Prepaid expenses and other current assets                    6,807      4,396
                                                            --------    -------
   Total current assets                                       21,647     25,514

 Investment in real estate held for development and sale      36,708     35,210
 Investment in Del-Tin Fiber                                   2,505      3,727
 Other investments and noncurrent receivables                 22,283         61
 Timber and timberlands - net                                172,403    164,740
 Property, plant, and equipment - net                         43,864     44,312
 Deferred charges and other assets                             2,951      4,334
                                                            --------    -------

   Total assets                                             $302,361    277,898
                                                            ========    =======
Liabilities and Stockholders' Equity
 Current liabilities
  Current maturities of long-term debt                      $    160        203
  Notes payable                                                2,300         13
  Trade accounts payable                                       5,256      2,928
  Accrued taxes other than income taxes                        1,083      1,162
  Bank overdraft                                               1,007          6
  Other accrued liabilities                                    1,186        511
                                                            --------    -------
   Total current liabilities                                  10,992      4,823

 Long-term debt                                               66,418     55,570
 Deferred credits and other noncurrent liabilities            17,468      9,097
 Redeemable preferred stock                                   30,000     30,000
 Stockholders' equity
  Preferred stock                                                  -          -
   Common stock                                                  128        128
  Capital in excess of par value                              68,757     68,808
  Retained earnings                                          127,813    120,033
  Unamortized restricted stock awards                           (537)      (205)
  Treasury stock                                             (18,678)   (10,356)
                                                            --------    -------
   Total stockholders' equity                                177,483    178,408
                                                            --------    -------

   Total liabilities and stockholders' equity               $302,361    277,898
                                                            ========    =======


See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
               ------------------------------------------------
               (Thousands of dollars, except per share amounts)

                                                 Three Months Ended    Nine Months Ended
                                                   September 30,         September 30,
                                                --------------------  -------------------
                                                     2000      1999       2000      1999
                                                  -------    ------     ------    ------
Net sales                                         $25,078    32,414     85,077    97,138
                                                  -------    ------     ------    ------

Costs and expenses
 Cost of sales                                     17,548    22,735     53,733    61,731
 Depreciation, amortization, and
   cost of fee timber harvested                     2,200     2,337      9,288     7,865
 General and administrative expenses                1,303     1,226      5,185     4,721
                                                  -------    ------     ------    ------

   Total costs and expenses                        21,051    26,298     68,206    74,317
                                                  -------    ------     ------    ------

   Operating income                                 4,027     6,116     16,871    22,821

Equity in loss of Del-Tin Fiber                    (3,101)   (2,138)    (7,952)   (5,764)
Interest income                                        43        69        137       189
Interest and other debt expense                    (1,141)     (910)    (3,224)   (2,653)
Other income/(expense)                                 92        92        276       264
                                                  -------    ------     ------    ------

Income/(loss) from continuing operations
  before income taxes                                 (80)    3,229      6,108    14,857

Income taxes                                           73      (816)    (1,971)   (5,520)
                                                  -------    ------     ------    ------

Income/(loss) from continuing operations               (7)    2,413      4,137     9,337
                                                  -------    ------     ------    ------

Discontinued operations
 Income/(loss) from discontinued agriculture
   operations, net of income taxes                    160       (59)       440        14
 Gain on disposal of agriculture segment,
   net of income taxes                              7,199         -      7,199         -
                                                  -------    ------     ------    ------

Income/(loss) from discontinued operations          7,359       (59)     7,639        14
                                                  -------    ------     ------    ------

   Net income                                     $ 7,352     2,354     11,776     9,351
                                                  =======    ======     ======    ======

Earnings per common share
 Basic
   Continuing operations                          $  (.05)      .15        .20       .61
   Discontinued operations                            .61      (.01)       .62         -
                                                  -------    ------     ------    ------
   Net income                                     $   .56       .14        .82       .61
                                                  =======    ======     ======    ======
 Assuming dilution
   Continuing operations                          $  (.05)      .15        .20       .61
   Discontinued operations                            .61      (.01)       .62         -
                                                  -------    ------     ------    ------
   Net income                                     $   .56       .14        .82       .61
                                                  =======    ======     ======    ======

Dividends declared per common share               $ .0625     .0625      .1875     .1875
                                                  =======    ======     ======    ======

Average common shares outstanding
  (thousands)                                      12,113    12,394     12,248    12,539
                                                  =======    ======     ======    ======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                        Nine Months Ended September 30,
             ----------------------------------------------------
                            (Thousands of dollars)

                                                                       2000      1999
                                                                   --------   -------
Operating activities
 Net income                                                        $ 11,776     9,351
 Adjustments to reconcile above income to
   net cash provided/(required) by operating activities
   Depreciation, amortization, and cost of fee timber harvested       9,654     8,299
   Deferred income taxes                                              7,996     2,377
   Gain from disposal of agriculture segment assets                 (12,030)        -
   Real estate costs recovered upon sale                              3,574     4,814
   Timberland costs recovered upon sale                                 628     1,976
   Equity in loss of Del-Tin Fiber                                    7,952     5,764
   (Increase)/decrease in operating working capital
     other than cash and cash equivalents                             2,818    (7,098)
   Other                                                              1,320     1,224
                                                                   --------   -------
     Net cash provided/(required) by operating activities,
       including discontinued operations                             33,688    26,707
                                                                   --------   -------

Investing activities
 Capital expenditures requiring cash                                (25,407)  (21,719)
 Net change in purchased stumpage inventory                            (118)    2,633
 Advances to Del-Tin Fiber                                           (6,603)   (3,295)
 Purchases of U.S. government securities                                (12)     (936)
 Maturities of U.S. government securities                               948         -
 Proceeds from disposal of agriculture segment assets                14,413         -
 (Increase)/decrease in farmland/timberland sales proceeds
   held by trustee                                                  (15,647)        -
 Receipts of/(additions to) notes receivable                         (6,574)        8
 Other - net                                                          1,173       461
                                                                   --------   -------
     Net cash provided/(required) by investing activities,
       including discontinued operations                            (37,827)  (22,848)
                                                                   --------   -------

Financing activities
 Proceeds from borrowings                                            13,300    14,000
 Repayments of notes payable and long-term debt                        (208)   (6,628)
 Treasury stock purchases                                            (8,845)  (10,356)
 Increase/(decrease) in bank overdraft                                1,001       448
 Preferred stock dividends paid                                      (1,697)   (1,697)
 Common stock dividends paid                                         (2,298)   (2,348)
                                                                   --------   -------
     Net cash provided/(required) by financing activities,
       including discontinued operations                              1,253    (6,581)
                                                                   --------   -------

Net increase/(decrease) in cash and cash equivalents                 (2,886)   (2,722)
Cash and cash equivalents at January 1                                4,782     8,160
                                                                   --------   -------

Cash and cash equivalents at September 30                          $  1,896     5,438
                                                                   ========   =======

Supplemental disclosures
 Income taxes paid, net of refunds                                 $  1,214     4,586
                                                                   ========   =======

 Interest paid, net of amounts capitalized                         $  2,344     1,970
                                                                   ========   =======

 Additions to debt - owner financing                               $      -        13
                                                                   ========   =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Unaudited)
                        Nine Months Ended September 30,
          -----------------------------------------------------------
                            (Thousands of dollars)


                                                                 2000      1999
                                                             --------   -------

Cumulative preferred stock - $.01 par, authorized
  20,000,000 shares, 600,000 shares issued as
  redeemable preferred stock                                 $      -         -
                                                             --------   -------

Common stock - $.01 par, authorized 50,000,000 shares,
  12,813,879 shares issued in 2000 and 1999                       128       128
                                                             --------   -------

Capital in excess of par value
 Balance at beginning of year                                  68,808    68,808
 Restricted stock awards                                          (51)        -
                                                             --------   -------
 Balance at end of period                                      68,757    68,808
                                                             --------   -------

Retained earnings
 Balance at beginning of year                                 120,033   114,498
 Net income                                                    11,776     9,351
 Preferred stock dividends accrued                             (1,697)   (1,697)
 Common stock dividends declared                               (2,299)   (2,348)
                                                             --------   -------
 Balance at end of period                                     127,813   119,804
                                                             --------   -------

Unamortized restricted stock awards
 Balance at beginning of year                                    (205)     (300)
 Stock awards                                                    (472)        -
 Amortization to expense                                          140        72
                                                             --------   -------
 Balance at end of period                                        (537)     (228)
                                                             --------   -------

Treasury stock
 Balance at beginning of year - 419,544 and zero shares,
   respectively                                               (10,356)        -
 Shares purchased - 418,706 shares in 2000 and 419,544
   shares in 1999                                              (8,845)  (10,356)
 Shares issued for incentive plans - 21,400 shares in 2000        523         -
                                                             --------   -------
 Balance at end of period - 816,850 and 419,544 shares,
   respectively                                               (18,678)  (10,356)
                                                             --------   -------

Total stockholders' equity                                   $177,483   178,156
                                                             ========   =======


See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 2000
                  -------------------------------------------
                   (Unaudited, except for December 31, 1999)


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


Note 2 - Discontinued Agriculture Segment

 On August 17, 2000, the Company's Board of Directors approved the disposal of Deltic's agriculture segment assets, subject to using the sales proceeds to purchase additional pine timberland in a tax-deferred exchange. As of September 30, 2000, approximately 12,600 net acres have been sold, with an additional 31,300 gross acres under contract, leaving approximately 6,000 gross acres available for sale. The anticipated disposal date for the majority of these remaining acres is prior to the end of the year. As a result of the sales transactions completed as of the end of the third quarter, a pretax gain on disposal of agriculture segment assets of $12,030,000 was reported as discontinued operations by the Company in its 2000 Consolidated Income Statement. Operating results for the agriculture segment are also reported as discontinued operations, net of income taxes, with prior years restated to conform to the current year presentation.

 The third quarter sales transactions are deemed by the Company to be related-party transactions since the sales were to Epps Plantation, LLC which is owned by the Charles H. Murphy Family Investments Limited Partnership. Charles Murphy holds a significant ownership of the Company's common stock and is related to four of the Company's directors. The sales price for these tracts was derived from an approved market index formula which produced prices in excess of the average of the appraised value of the tracts.

 The net assets of the agriculture segment as of September 30, 2000, consist of accounts receivable; inventories; property, plant, and equipment; and related liabilities, and amounted to $4,747,000. Total net sales of the discontinued agriculture segment for the first nine months of 2000 and 1999 were $5,573,000 and $1,421,000, respectively. Operating income of the agriculture segment during 2000, prior to the measurement date for determining discontinued operations, was $715,000, $440,000 net of related taxes of $275,000. Gain on the disposal of the agriculture segment was $12,075,000 before income taxes, consisting of the $12,030,000 gain on sales of assets and $45,000 income from operations since the measurement date, $7,199,000 after related taxes amounting to $4,876,000.

 Since the Company is disposing of the agriculture segment in a tax-deferred exchange, the proceeds from the farmland sales were deposited with a qualified intermediary to be used to acquire pine timberland as replacement property. In addition, Deltic also sold approximately 4,000 acres of non-strategic hardwood timberland during the third quarter, which will also be replaced with pine timberland in a tax-deferred exchange. These combined proceeds, in the amount of $15,647,000 after deducting amounts expended to purchase replacement pine timberland, are currently held by the intermediary, as trustee, and are included in Other Investments and Noncurrent Receivables on the Consolidated Balance Sheet.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 2000
                  -------------------------------------------
                   (Unaudited, except for December 31, 1999)


Note 2 - Discontinued Agriculture Segment (cont.)

 Also during the third quarter, Deltic and the other owners of an undivided-interest farmland operation of which Deltic owns 64.8 percent, conducting operations as Ashly Plantation (a partnership for income tax purposes), acted to acquire replacement property prior to the completion of the disposal of its farmland, utilizing the form of a "reverse exchange" as established by a recent IRS revenue procedure. As part of this transaction, Ashly Plantation secured a note from the Company, in the amount of $4,000,000, with the proceeds to be used as a portion of an advance, in the form of an interest-bearing note, to the intermediate "accommodating title owner" as required for the reverse exchange. The accommodator used the funds provided by this advance as a deposit to secure the desired replacement pine timberland. This advance is reported in the Consolidated Balance Sheet in Other Investments and Noncurrent Receivables in the amount of $6,574,000, net to Deltic.


Note 3 - Earnings per Common Share

 The amounts used in computing earnings per share consisted of the following:


                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                        ------------------    -----------------
   (Thousands, except per share             2000      1999       2000      1999
                                         -------    ------     ------    ------
     amounts)

   Income/(loss) from continuing
     operations                          $    (7)    2,413      4,137     9,337
   Discontinued operations, net            7,359       (59)     7,639        14
   Less preferred dividends                 (566)     (566)    (1,697)   (1,697)
                                         -------    ------     ------    ------
     Income available to common
       shareholders                      $ 6,786     1,788     10,079     7,654
                                         =======    ======     ======    ======

   Weighted average number of
     common shares used in basic EPS      12,113    12,394     12,248    12,539
   Effect of dilutive stock options           10        16         10        17
                                         -------    ------     ------    ------
     Weighted average number of
        common shares and dilutive
       potential common stock used
       in EPS assuming dilution           12,123    12,410     12,258    12,556
                                         =======    ======     ======    ======

   Earnings per common share
     Basic
       Continuing operations             $  (.05)      .15        .20       .61
       Discontinued operations               .61      (.01)       .62         -
                                         -------    ------     ------    ------
       Net income                        $   .56       .14        .82       .61
                                         =======    ======     ======    ======

     Assuming dilution
       Continuing operations             $  (.05)      .15        .20       .61
       Discontinued operations               .61      (.01)       .62         -
                                         -------    ------     ------    ------
       Net income                        $   .56       .14        .82       .61
                                         =======    ======     ======    ======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 2000
                 --------------------------------------------
                   (Unaudited, except for December 31, 1999)


Note 4 - Inventories

   Inventories at the balance sheet dates consisted of the following:

                                                             Sept. 30,  Dec. 31,
   (Thousands of dollars)                                        2000      1999
                                                               ------     -----

   Logs                                                        $2,308     2,170
   Finished products                                            5,206     6,966
   Materials and supplies                                         482       275
                                                               ------     -----
                                                               $7,996     9,411
                                                               ======     =====

Note 5 - Investment in Del-Tin Fiber

 The Company owns 50 percent of the membership interest of Del-Tin Fiber. The Company's investment in Del-Tin Fiber is carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses. Prior to December 1999, Deltic recorded its equity in the operating results of Del-Tin Fiber on a one-month lag basis.

 The financial position of Del-Tin Fiber as of the balance sheet dates and results of operations for the periods ended September 30 consisted of the following:

                                                             Sept. 30,  Dec. 31,
   (Thousands of dollars)                                        2000      1999
                                                             --------   -------

   Condensed Balance Sheet Information
     Current assets                                          $  7,885     7,354
     Property, plant, and equipment - net                      98,387    98,492
     Other noncurrent assets                                    4,650     4,108
                                                             --------   -------
        Total assets                                         $110,922   109,954
                                                             ========   =======

     Current liabilities                                     $ 16,007    12,356
     Long-term debt                                            89,000    89,000
     Other noncurrent liabilities                                  25        10
     Members' capital/(deficit)                                 5,890     8,588
                                                             --------   -------
        Total liabilities and members' capital/(deficit)     $110,922   109,954
                                                             ========   =======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 2000
                  ------------------------------------------
                   (Unaudited, except for December 31, 1999)


Note 5 - Investment in Del-Tin Fiber (cont.)

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,
                                                               ------------------         --------------------
   (Thousands of dollars)                                        2000       1999            2000        1999
                                                               --------   -------         --------     -------
   Condensed Income Statement
     Information
     Net sales                                                 $  6,935      9,161             24,273      22,903
                                                               --------    -------           --------     -------
     Costs and expenses
       Cost of sales                                              9,835      9,424             29,996      25,848
       Depreciation                                                 971      1,264              3,511       3,154
       General and administrative expenses                          448        283              1,238         712
                                                               --------    -------           --------     -------
          Total costs and expenses                               11,254     10,971             34,745      29,714
                                                               --------    -------           --------     -------

          Operating income/(loss)                                (4,319)    (1,810)           (10,472)     (6,811)

     Interest income                                                 51         74                152         213
     Interest and other debt expense                             (1,862)    (1,733)            (5,512)     (4,970)
     Other income/(loss)                                            (72)         -                (72)          -
                                                               --------    -------           --------     -------
          Net income/(loss)                                    $ (6,202)    (3,469)           (15,904)    (11,568)
                                                               ========    =======           ========     =======

Note 6 - Timber and Timberlands

 Timber and timberlands at the balance sheet dates consisted of the following:

                                                                                              Sept. 30,   Dec. 31,
   (Thousands of dollars)                                                                       2000       1999
                                                                                              --------    -------
   Purchased stumpage inventory                                                               $ 10,714     10,597
   Timberlands                                                                                  63,228     62,287
   Fee timber                                                                                  137,606    125,851
   Logging facilities                                                                            1,670      1,642
                                                                                              --------    -------
                                                                                               213,218    200,377
   Less accumulated costs of fee timber harvested
     and facilities depreciation                                                               (40,815)   (35,637)
                                                                                              --------    -------
                                                                                              $172,403    164,740
                                                                                              ========    =======

Note 7 - Property, Plant, and Equipment

 Property, plant, and equipment at the balance sheet dates consisted of the following:

                                                                                             Sept. 30,   Dec. 31,
   (Thousands of dollars)                                                                       2000       1999
                                                                                              --------    -------
   Land                                                                                       $  3,311      4,425
   Land improvements                                                                             4,016      4,061
   Buildings and structures                                                                      4,937      4,946
   Machinery and equipment                                                                      72,855     71,234
                                                                                              --------    -------
                                                                                                85,119     84,666
   Less accumulated depreciation                                                               (41,255)   (40,354)
                                                                                              --------    -------
                                                                                              $ 43,864     44,312
                                                                                              ========    =======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                              September 30, 2000
                 --------------------------------------------
                  (Unaudited, except for December 31, 1999)


Note 8 - Business Segments

 Information about the Company's business segments consisted of the following:

                                                                Three Months Ended   Nine Months Ended
                                                                   September 30,      September 30,
                                                               ------------------  -------------------
(Thousands of dollars)                                             2000      1999       2000     1999
                                                                -------    ------    -------   ------
Net sales
 Woodlands                                                    $  11,158     6,627     32,949   25,179
 Mills                                                           13,893    22,891     54,752   63,748
 Real Estate                                                      2,999     4,253      9,982   15,965
 Eliminations*                                                   (2,972)   (1,357)   (12,606)  (7,754)
                                                                -------    ------    -------   ------
                                                              $  25,078    32,414     85,077   97,138
                                                                =======    ======    =======   ======
Income/(loss) from continuing
 operations before income taxes
 Operating income
  Woodlands                                                   $   8,020     3,452     23,173   15,506
  Mills                                                          (2,806)    2,938     (2,600)   5,931
  Real Estate                                                       175     1,101      1,269    6,051
  Corporate                                                      (1,179)   (1,147)    (4,840)  (4,433)
  Eliminations                                                     (183)     (228)      (131)    (234)
                                                                -------    ------    -------   ------
   Operating income                                               4,027     6,116     16,871   22,821
 Equity in loss of Del-Tin Fiber                                 (3,101)   (2,138)    (7,952)  (5,764)
 Interest income                                                     43        69        137      189
 Interest and other debt expense                                 (1,141)     (910)    (3,224)  (2,653)
 Other income/(expense)                                              92        92        276      264
                                                                -------    ------    -------   ------
                                                              $     (80)    3,229      6,108   14,857
                                                                =======    ======    =======   ======
Depreciation, amortization, and
 cost of fee timber harvested
 Woodlands                                                    $     917     1,144      5,487    4,226
 Mills                                                            1,155     1,025      3,372    3,102
 Real Estate                                                         78        97        235      338
 Corporate                                                           50        71        194      199
                                                                -------    ------    -------   ------
                                                              $   2,200     2,337      9,288    7,865
                                                                =======    ======    =======   ======
Capital expenditures
 Woodlands                                                    $   9,320     1,733     13,950    6,245
 Mills                                                            2,588     1,893      4,814    6,382
 Real Estate                                                      2,493     2,392      6,277    8,480
 Corporate                                                           34        10        313      120
                                                                -------    ------    -------   ------
  Capital expenditures for
   continuing operations                                         14,435     6,028     25,354   21,227
 Discontinued agriculture operations                                  -       135         53      505
                                                                -------    ------    -------   ------
                                                              $  14,435     6,163     25,407   21,732
                                                                =======    ======    =======   ======

 *Intersegment sales of timber from Woodlands to Mills.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 2000
                  ------------------------------------------
                   (Unaudited, except for December 31, 1999)


Note 9 - Subsequent Events

 On October 31, 2000, Deltic completed the sale of its 50,000-square-foot office complex known as the GMAC Building, which is located in the Company's Chenal Valley development. The sale included, in addition to the building, nine acres of land. The property sold for $5.1 million, which will result in a pretax gain of $1.2 million. Proceeds from the sale were used to reduce the Company's existing debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999


     Net income for the third quarter of 2000 was $7.4 million, $.56 a share, compared to $2.4 million, $.14 a share, for the third quarter of 1999. On August 17, 2000, the Board of Directors approved the disposal of Deltic's agriculture segment assets, subject to using the sales proceeds to purchase additional pine timberland in a tax-deferred exchange, which resulted in income from discontinued operations, net of income taxes, of $7.4 million, $.61 a share, for the current quarter compared to a net loss of $.1 million for the third quarter of 1999. Income from continuing operations for the third quarter of 2000 was break-even, a loss of $.05 a share after preferred dividends, compared to $2.5 million, $.15 a share, a year ago. Net sales for the current quarter totaled $25.1 million, a decrease of $7.3 million when compared to the third quarter of 1999. Operating income for the third quarter of 2000 was $4.1 million compared to $6.1 million during the corresponding quarter of 1999. Net cash provided by operating activities increased $3.3 million, from $10.8 million in the third quarter of 1999 to $14.1 million in the current quarter.

     Operating income for the third quarter of 2000 decreased $2 million when compared to the third quarter of 1999. The Woodlands segment increased $4.5 million due to the sale of non-strategic hardwood timberland for a $5.9 million gain, partially offset by a reduction in pine sawtimber sales of $1.2 million, the result of an eight percent decrease in harvest levels and a 16 percent decrease in the sales price. Operating income for the Mills segment decreased $5.7 million in the current quarter. The sales price of finished lumber decreased 25 percent to $302 per thousand board feet ("MBF"). Market conditions led to a temporary reduction in lumber production, which contributed to a 22 percent decline in finished lumber sales volume. The Real Estate segment decreased by $.9 million in the third quarter of 2000 due to the sales of commercial and undeveloped sites in 1999 and a reduction in residential lot sales in the third quarter of 2000 from 47 lots to 28 due to the timing of lot offerings.

     The Woodlands segment reported net sales of $11.1 million for the current quarter compared to $6.6 million a year ago. Included in net sales for the third quarter of 2000 was the sale of approximately 2,600 acres of non-strategic hardwood timberland for $6.2 million. Sales of pine sawtimber decreased $1.2 million as a result of an 8,279 ton decrease in harvest levels to 95,984 tons and a 16 percent decrease in the pine sawtimber sales price per ton from $50 to $42. Operating income was $8 million in the third quarter of 2000, an increase of $4.5 million when compared to third quarter 1999 operating income of $3.5 million, resulting primarily from the increase in net sales.

     The Mills segment's net sales for the third quarter of 2000 was $13.9 million compared to $22.8 million for the third quarter of 1999. During the third quarter of 2000, finished lumber sales volume decreased 11.2 million board feet ("MMBF") to 39 MMBF and the average sales price declined from $403 per MBF for the third quarter of 1999 to $302 per MBF for the same quarter in 2000, a decrease of 25 percent. An operating loss of $2.8 million was reported in the current quarter compared to operating income of $2.9 million for the third quarter in 1999. The decrease of $5.7 million was due primarily to the reduction in net sales.

     The Real Estate segment recorded net sales of $3 million in 2000 compared to $4.3 million in 1999. The third quarter of 1999 included the sale of a 2-acre commercial tract for $.6 million and a 30-acre undeveloped site for $.2 million. Residential lot sales decreased 19 lots to 28 in the current quarter of 2000 as a result of the timing of lot offerings, while the average sales price per lot increased from $47,500 in the third quarter of 1999 to $58,000 in the current quarter due to the sales mix.

Operating income was $.1 million in the third quarter of 2000 compared to $1 million in 1999 due primarily to the decreased commercial, undeveloped acreage, and residential sales activity in 2000.

     Corporate operating expense was $1.1 million for the third quarters of 2000 and 1999. Equity in the loss of Del-Tin Fiber recorded by the Company in 2000 was $3.2 million compared to $2.1 million a year ago. The increased loss was primarily the result of a reduction in sales volume as the operation decreased production in response to the current oversupply in the market, combined with the impact of rising cost of natural gas used by the facility's heat energy system. An income tax benefit related to continuing operations of $.1 million was recorded in the third quarter of 2000, a decrease of $.9 million when compared to the third quarter of 1999 due to lower pretax income and reduced state income taxes.

     The third quarter of 2000 included income from discontinued agriculture operations, net of income taxes, of $7.4 million compared to a net loss of $.1 million in the third quarter of 1999. The current quarter included a net gain of $7.2 million from the sale of approximately 12,600 net acres of agriculture land. Income from agriculture operations, net of income taxes, was $.2 million for the current quarter compared to a net loss of $.1 million a year ago.


Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

     For the nine months ended September 30, 2000, net income totaled $11.8 million, $.82 a share, compared to $9.4 million, $.61 a share, a year ago. Income from continuing operations was $4.1 million, $.20 a share, for the 2000 period, a decrease of $5.3 million from the first nine months of 1999. Income from discontinued operations, net of income taxes, was $7.7 million, $.62 a share, for the 2000 period compared to break-even results for the nine months ended September 30, 1999. Operating income for the nine months ended September 30, 2000, decreased $5.9 million to $16.9 million.

     The Woodlands segment recorded net sales of $32.9 million during the nine months ended September 30, 2000, an increase of $7.7 million from the same period in 1999. During the first nine months of 2000, sales of about 4,100 acres of non-strategic timberland accounted for net sales amounting to $8.4 million compared to similar sales in the same period of 1999 of about 7,200 acres for $3.1 million. Pine sawtimber harvest levels increased 20 percent during 2000 to 453,343 tons, resulting in an increase in net sales of $3.1 million. Operating income totaled $23.2 million for the first nine months of 2000 compared to $15.5 million during the same period of 1999. The increase in operating income was due primarily to the change in net sales, partially offset by an increase in the cost of fee timber harvested due primarily to the increase in pine sawtimber harvest levels.

     The Mills operation reported net sales of $54.8 million for the nine months ended September 30, 2000, compared to $63.7 million for the same period in 1999. The average sales price of finished lumber for the current period was $338 per MBF, a 14 percent reduction from the average sales price of $391 per MBF for the nine months ended September 30, 1999. An operating loss of $2.6 million was reported for the first nine months of 2000, a decline of $8.5 million from the previous year, due primarily to the decrease in net sales.

      The Real Estate segment's net sales for the first nine months of 2000 was $10 million compared to $16 million for the nine months ended September 30, 1999. The 2000 period included a .7-acre commercial sale for $.1 million compared to 74 acres sold in the 1999 period which generated sales of $5 million. Residential lot sales declined 20 percent from 145 lots in the first nine months of 1999 to 116 in the same period of 2000. The 1999 period benefited from lots offered for sale in the fourth quarter of 1998. Operating income was $1.2 million for the nine months ended September 30, 2000, a decrease of $4.8 million from the 1999 period. The reduction in operating income was primarily due to the decrease in net sales.

     Corporate operating expense was $4.8 million for the first nine months of 2000 compared to $4.4 million for the same period of 1999. The increase of $.4 million was due to higher general and administrative expenses. Equity in the loss of Del-Tin Fiber was $8 million compared to $5.7 million in the first nine months of 1999 as the result of an increase in maintenance and repairs expense as some of the previously disclosed facility production problems have been corrected, increased fuel costs for the plant's heat energy system, and higher interest expense due to additional working capital borrowings and rising interest rates. Income tax expense related to continuing operations decreased $3.5 million, to $2 million for the current year, due to lower pretax income and reduced state income taxes.

     Discontinued agriculture operations reported income, net of income taxes of $5.1 million, of $7.7 million for the nine months ended September 30, 2000, compared to break-even results for 1999. The sale of approximately 12,600 net acres of agriculture land was completed during 2000 for a $12 million pretax gain. Income from agriculture operations was $.8 million in the first nine months of 2000.


Financial Condition

     Net cash provided by operating activities totaled $33.7 million for the nine months ended September 30, 2000, compared to $26.7 million a year ago. Changes in operating working capital, other than cash and cash equivalents, provided cash of $2.8 million for the first nine months of 2000 and required cash of $7.1 million for the same period in 1999.

     Capital expenditures required cash of $25.4 million in the current year-to-date period and $21.7 million a year ago. Capital expenditures by segment consisted of the following:

                                                                 Nine Months
                                                               Ended Sept. 30,
                                                              ----------------
        (Thousands of dollars)                                   2000    1999
                                                               -------  ------
        Woodlands                                              $13,950   6,245
        Mills                                                    4,814   6,382
        Real Estate                                              6,277   8,480
        Corporate                                                  313     120
                                                               -------  ------
            Capital expenditures for continuing operations      25,354  21,227
        Discontinued agriculture operations                         53     505
                                                               -------  ------
            Total capital expenditures                          25,407  21,732
        Owner-financed expenditures                                  -      13
                                                               -------  ------

            Expenditures requiring cash                        $25,407  21,719
                                                               =======  ======


     The net change in purchased stumpage inventory to be utilized in the Company's sawmill operations required cash of $.1 million during the first nine months of 2000 and provided cash of $2.6 million during the 1999 period. The disposal of a portion of the agriculture segment assets generated proceeds of $14.4 million and sales of non-strategic timberland during 2000 provided cash of $8.4 million; however, due to the requirements of a tax-deferred exchange, all of these proceeds were deposited with a trustee to be used to acquire pine timberland, designated as "replacement property" for income tax purposes. Purchases of the designated replacement properties utilized $7.2 million of these proceeds and are included in the capital expenditures of the Woodlands segment. Advances to Del-Tin Fiber for the nine months ended September 30, 2000, amounted to $6.6 million compared to $3.3 million for the 1999 period. Investments in U.S. government securities during 1999 of $.9 million matured during the 2000 period.

     The Company borrowed $13.3 million and made repayments of debt of $.2 million in 2000, compared to borrowings of $14 million and repayments of $6.6 million during the same period of 1999. Purchases of treasury stock during 2000 required cash of $8.8 million, while 1999 included purchases totaling $10.4 million. The increase in bank overdraft for the 2000 period was $1 million. Deltic paid dividends totaling $4 million in both 2000 and 1999, consisting of dividends on common stock of $2.3 million and dividends on redeemable preferred stock of $1.7 million. These net uses of funds resulted in a $2.9 million reduction in the Company's cash and cash equivalents since December 31, 1999.

     On February 23, 2000, the Company's Board of Directors authorized a stock repurchase program of up to $10 million of its common stock. Under the program, the Company can purchase shares through the open market and privately negotiated transactions at prices deemed appropriate by Deltic's management. As of September 30, 2000, Deltic had expended $8.8 million of the amount committed under this program, with the purchase of 418,706 shares at an average cost of $21.12 per share.

     Deltic's management believes that the cash generated by its operating activities and the remaining amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company's continued timberland acquisition program and the remaining amount committed under its authorized common stock repurchase program, for the foreseeable future.


Other Matters

     On August 17, 2000, Deltic's Board of Directors approved the project to exchange the Company's agriculture land holdings for pine timberland in a tax-efficient manner. Through the third quarter, the Company had closed on the sale of 12,600 net acres of agriculture land in a transaction deemed by the Company to be with a related party since the sales were to Epps Plantation, LLC which is owned by the Charles H. Murphy Family Investments Limited Partnership. Charles Murphy holds a significant ownership of the Company's common stock and is related to four of the Company's directors. The four directors who are related recused themselves from all discussions and actions related to the possible transactions with Epps Plantation, LLC. The sales price for these tracts was derived from an approved market index formula which produced prices in excess of the average of the appraised value of the tracts.

     Contracts were executed on an additional 31,300 gross acres of fee and undivided-interest farmland. Five tracts, amounting to approximately 6,000 gross acres, are not under contract at this time. Approximately 7,400 acres of pine timberland, identified as "replacement property", have been acquired from the proceeds of the farmland sales. An additional 26,000 net acres of pine timberland have been identified as "replacement property", with plans to close as additional farmland sales proceeds become available. (For additional details regarding the status of these transactions, refer to Note 2 to the consolidated financial statements and the Company's news release issued on October 18, 2000.)

     On October 23, 2000, the Company advanced $5 million to Del-Tin Fiber, to be combined with a similar advance from the other partner in the joint venture and used to repay the facility's $10 million working capital commitment portion of its separate project financing as required for compliance with the credit agreement. In addition, Deltic completed the sale of its 50,000-square-foot office complex known as the GMAC Building, which is located in the Company's Chenal Valley development, for $5.1 million on October 31, 2000. The pretax gain from the sale was $1.2 million and proceeds from the sale were used to reduce existing debt.

     The Company is currently assessing the impact of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. As issued, SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. However, the Company's management does not believe the effect of adopting SFAS 133 will be material to its financial position or results of operations, based on the Company's current level of derivative and hedging activities.

     Statements included herein that are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the federal securities laws. Such statements reflect the Company's current expectations and involve certain risks and uncertainties. Actual results could differ materially from those included in such forward-looking statements. Factors that could cause such differences include, but are not limited to, the cyclical nature of the industry, changes in interest rates and general economic conditions, adverse weather, cost and availability of materials used to manufacture the Company's products, and the risk factors described from time to time in the reports and disclosure documents filed by the Company with the Securities and Exchange Commission.

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

DELTIC TIMBER CORPORATION



By:     /s/Ron L. Pearce                       Date:     November 10, 2000
   -------------------------------------            ----------------------------
        Ron L. Pearce, President
     (Principal Executive Officer)



        /s/Clefton D. Vaughan                  Date:     November 10, 2000
----------------------------------------            ----------------------------
   Clefton D. Vaughan, Vice President,
        Finance and Administration
      (Principal Financial Officer)



        /s/Emily R. Evers                      Date:     November 10, 2000
----------------------------------------            ----------------------------
     Emily R. Evers, Controller
   (Principal Accounting Officer)