Form 10-K405
period 2000-12-31
DELTIC TIMBER CORP
filed 2001-03-28
CIK 1022469

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

  (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the New York Stock Exchange on February 28, 2001, was $143,265,889. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 28, 2001, was 11,935,323.

                     Documents incorporated by reference:

The Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 26, 2001.


================================================================================

                   TABLE OF CONTENTS - 2000 FORM 10-K REPORT


                                                                                                   Page
                                                                                                 Numbers
H                                                                                                 -------
                                                  PART I

Item 1.     Business                                                                                  3

Item 2.     Properties                                                                               13

Item 3.     Legal Proceedings                                                                        13

Item 4.     Submission of Matters to a Vote of Security Holders                                      13

                                                  PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                    15

Item 6.     Selected Financial Data                                                                  16

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations    17

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                               29

Item 8.     Financial Statements and Supplementary Data                                              30

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     57

                                                  PART III

Item 10.    Directors and Executive Officers of the Registrant                                       58

Item 11.    Executive Compensation                                                                   58

Item 12.    Security Ownership of Certain Beneficial Owners and Management                           58

Item 13.    Certain Relationships and Related Transactions                                           58

                                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         59

Signatures                                                                                           61

                                     PART I

Item 1.  Business

Introduction

     Deltic Timber Corporation ("Deltic" or the "Company") is a natural resources company engaged primarily in the growing and harvesting of timber. The Company owns approximately 433,000 acres, primarily in Arkansas and north Louisiana, including 408,000 acres of timberland (the "timberlands").

     In addition to its timber operations, Deltic is engaged in the manufacture and marketing of lumber and in real estate development projects in central Arkansas. Sawmill operations consist of two mills, one at Ola in central Arkansas and another at Waldo in south Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. ("Del-Tin Fiber"), a joint venture to manufacture and market medium density fiberboard ("MDF").

     The timberlands consist primarily of Southern Pine and include 115,000 acres of pine plantations. Estimated pine sawtimber inventory as of December 31, 2000, was 10,373,000 tons. Management considers the timberlands to be the Company's most valuable asset and the harvest of stumpage to be its most significant source of income. Deltic actively manages its timberlands in order to increase productivity and maximize the long-term value of its timber assets. The Company harvests timber from the timberlands in accordance with its harvest plans and sells timber in the domestic market or converts timber to lumber in its sawmills. In 2000, Deltic harvested 566,557 tons of pine sawtimber from its timberlands.

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

     The Company's two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production. In addition, each mill is strategically located near significant portions of the timberlands. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. The mills produce a variety of products, including dimension lumber, boards, timbers, decking, and secondary products such as finger-jointed studs. The lumber is sold primarily to wholesalers and treaters in the South and Midwest and is used in residential construction, roof trusses, laminated beams, and remanufactured items. Combined annual capacity of the two mills at December 31, 2000, was 246 million board feet ("MMBF"). The Company's total finished lumber production in 2000 was 169 MMBF. This reduction in production from 186 MMBF in 1999 was in response to poor market conditions as Deltic and much of the industry curtailed production in 2000.

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

     On August 17, 2000, the Company's Board of Directors approved the disposal of Deltic's former Agriculture segment assets, subject to using the sales proceeds to purchase additional Southern Pine timberland, via a tax-deferred exchange. As a result, activities of this segment have been accounted for as discontinued operations. Deltic engaged an agricultural land consulting and brokerage firm to act as advisors in evaluating and marketing about 50,000 acres (approximately 38,800 acres net to Deltic) of farmland located in northeast Louisiana. As of December 31, 2000, sales contracts on approximately 20,400 net acres of farmland have been closed. This initiative has provided the Company a significant and unique opportunity to advance its strategy of growing its core forest products business.

Forest Products Industry

     The demand for, and prices of, timber and manufactured wood products, including lumber, are affected primarily by the cyclical supply and demand factors of the forest products industry. Among these factors are general economic conditions, interest rates, residential construction and remodeling activity, the availability of raw materials, North American lumber production, lumber imports and exports, and weather conditions. The major factors affecting the industry in 2000 were a modest decrease in construction activity and an industry-wide continuation of high production levels, particularly in the first half of the year, which caused lumber prices to decline significantly. Timber prices in the Company's operating area were essentially unchanged.

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

Woodlands

     The Company owns approximately 408,000 acres of timberland, primarily in Arkansas and north Louisiana, stocked principally with Southern Pine. In addition, acquisitions for approximately 24,200 net acres of timberland, with title held by an accommodator, are scheduled to close during the first quarter of 2001. Management considers the timberlands to be Deltic's most valuable asset and the harvest of this stumpage to be the Company's most significant source of income.

     The breakdown of the Company's timberland acreage at year-end 2000 consisted of the following:


                                                      Acres
                                                     -------


               Pine forest......................     243,000
               Pine plantation..................     115,000
               Hardwood forest..................      20,000
               Other............................      30,000
                                                     -------
               Total                                 408,000
                                                     =======

     The Company's timberlands are well diversified by age class. The timberland classified as pine forest is managed on an all-aged basis and contains mature timber that is ready to be harvested over the next several years. Pine plantations are generally less than 25 years old, with the majority ranging in age from 10 to 20 years. Because pine timber does not reach sawtimber size until it is at least 20 to 25 years of age, most of the plantations are not yet included in the Company's pine sawtimber inventory.

     Timber Inventory. The Company's estimated standing timber inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of pine inventory is subject to periodic adjustments based on sample cruises and actual volumes harvested. The hardwood inventory shown in the following table is only an approximation, so the physical quantity of such timber may vary significantly from this approximation. Estimated inventory of standing timber as of December 31, 2000, consisted of the following:

                                                      Estimated
                                                       Volume
                                                       (Tons)
                                                     -----------

                  Pine timber
                      Sawtimber..................    10,373,100
                      Pulpwood...................     5,616,100

                  Hardwood timber
                      Sawtimber..................     1,015,000
                      Pulpwood...................     1,241,000

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

     Timberland Management. Forestry practices vary by geographic region and depend on factors such as soil productivity, weather, terrain, and timber species, size, age, and stocking. The Company actively manages its timberlands based on these factors and other relevant information to increase productivity and maximize the long-term value of its timber assets. In general, the Company's timberland management involves harvesting and thinning operations, reforestation, cull timber release programs, and the introduction of genetically improved seedlings.

     Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, including higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. The seedlings are planted in all-aged stands or a site is completely replanted in the case of a regeneration harvest. During 2000, about 10,000 acres were planted, primarily using seedlings grown from seeds produced at the orchard facility. This level is expected to increase significantly with approximately 15,000 acres scheduled to be planted in 2001, as the Company continues to reforest recently acquired, understocked tracts. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission's Best Management Practices.

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

     The Company's cull timber release program is designed to control undesirable, competitive vegetation in its forests and increase pine growth rates and reproduction. The program was 17,700 acres in 2000 compared to 19,800 acres in 1999.

     Harvest Plans. Management views the timberlands as assets with substantial inherent value apart from the sawmills and intends to manage the timberlands on a basis that permits regeneration of the timberlands over time. The Company intends to continue to manage the timberlands on a sustainable-yield basis and has no plans to harvest timber at levels that exceed growth. In 2000, the Company harvested 566,557 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest 615,000 tons of pine sawtimber in 2001.

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

     Wildlife Management. The Company has an active wildlife management program. Deltic leased 380,000 acres and 386,000 acres for hunting purposes in 2000 and 1999, respectively. The Company's wildlife biologist has conducted white-tailed deer management clinics throughout Arkansas. In addition, Deltic cooperates with federal, state, and private agencies in various wildlife studies.

     Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provides harvest planning, silvicultural improvements, and maintenance work for approximately 52,300 acres.

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

     Deltic formed an acquisition team to implement its timberland acquisition program. Lands considered for purchase are evaluated based on location, site index, timber stocking, and growth potential. Approximately 80,500 acres of strategically located pine timberland have been added since the inception of the program, excluding the 24,200 net acres held by an accommodator. Individual land purchases have ranged from 20 acres to 16,300 acres.

     Land Sales. The Company expanded its land sales program in 1999. Land sales consist of both non-strategic timberland and higher and better use lands. Sales totaled 7,336 acres in 1999 and 5,254 acres in 2000.

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

     Combined annual production capacity of the two mills increased from 226 MMBF at year-end 1999 to 246 MMBF at year-end 2000 following the installation of a curve sawing gang and double length infeed at the Ola Mill. The Company's total lumber output, however, declined from 186 MMBF in 1999 to 169 MMBF in 2000. The reduction was in response to poor market conditions, as Deltic and much of the industry curtailed production in 2000. Lumber markets have continued to be depressed in early 2001, and the Company projects production of 180 MMBF for the year.

     Capital Projects. Deltic has invested significant capital in its sawmills in recent years to increase production capacity, decrease costs, and expand the product mix. Major capital projects completed at the Ola Mill over the past several years include: installation of a curve sawing gang and double length infeed to improve log recovery, increase hourly output, and expand product mix; the installation of an optimized edger system to increase lumber recovery; replacement of the existing planermill with a high-speed planermill and automated sorting system to increase mill output; the construction of a small log processing system which extracts small diameter logs from pulpwood, thus reducing log costs; and the addition of a boiler system and steam dry kilns to increase mill capacity and provide the capability to produce higher value lumber.

     At the Waldo Mill, major capital projects completed over the past several years include: installation of a new edger and optimizer to improve recovery from edge boards, the installation of a log optimization system to improve lumber recovery, extension of the green lumber sorter to increase planermill throughput, the addition of finger-jointing and remanufacturing facilities which add value to existing production, and the construction of a new high speed planermill and automated sorting system that provide the finishing capacity necessary to operate two shifts at the sawmill.

     Raw Materials. In 2000, the Company's two sawmills processed 803,827 tons of logs, obtained from either the timberlands or purchased from public and private landowners. The timberlands supplied 45 percent, or 364,020 tons, of the mills' raw material requirements, while the mills processed 60 percent of the 566,557 tons of pine sawtimber harvested from the timberlands.

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

     In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement its own timber harvests from the timberlands. The Company has an active timber procurement department for each of its sawmills. As of December 31, 2000, the Company had under contract 319,558 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next four years. During 2000, the Company harvested third-party stumpage and purchased logs from third parties totaling 439,807 tons . Of this volume, purchases from the U.S. Forest Service during this period represented 19 percent. The balance of such volume was acquired from private lands.

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

     Residual Wood Products. The Company pursues waste minimization practices at both of its sawmills. Wood chips are usually sold to paper mills or Del-Tin Fiber, and bark is frequently sold for use as fuel. Bark, sawdust, shavings, and wood chips that cannot be sold are used as "hog fuel" to fire the boilers that heat the drying kilns. In the future, the Company expects to continue to sell a significant portion of its Waldo Mill's residual wood chip production to Del-Tin Fiber pursuant to a fiber supply agreement. However, during the period in 2001 that Del-Tin Fiber is shut down, Waldo Mill's chip production is being sold to a third party.

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

     Residential Development. Residential sales in Chenal Valley began in 1987. To date, 1,280 lots have been developed in 15 neighborhoods and 1,215 lots have been sold, with about 1,150 residences constructed or under construction. When fully developed, Chenal Valley will include approximately 4,600 homesites. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acre to 1 acre and lot price has ranged from $25,000 per lot to over $150,000 per lot.

     Commercial Development. Commercial development began in 1996 with the construction of a Company-owned, 50,000-square-foot office building, which was sold during 2000. Commercial activity consisted of the sale of 26 acres for multi-family development in 1997, eight acres in 1998, and 74 acres in 1999, including a 72-acre site which will be developed as a retirement village by the Arkansas Teacher Retirement System. During 2000, commercial sales decreased to 10 acres, including nine acres sold with its former office building. When fully developed, Chenal Valley will include 710 acres of commercial development.

     The completion of construction of Rahling Road, a major connector street, in 1998 provides greater access to Chenal Valley's commercial acreage. Located at the center of this commercial property is a Company-owned 35,000-square-foot retail center. The retail center was completed in early 2000 and offers retail space for lease. The center is surrounded by outparcels, ranging in size from
0.9 to 1.8 acres, which are currently for sale.

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

     Chenal Country Club. In connection with its Chenal Valley development, the Company developed Chenal Country Club, consisting of the above-described golf course, a clubhouse, and related facilities for use by club members. The club membership originally agreed to purchase Chenal Country Club with payments to be made on specified terms through 1999. During 1997, the agreement was restructured in order to return ownership of Chenal Country Club to the Company with the club members making ongoing membership fee payments. In connection with the restructuring, Deltic agreed to undertake substantial remodeling and expansion of the clubhouse, which was completed during 1999. Construction of a second 18-hole golf course began in early 2001 and is expected to be completed by the summer of 2002.

     Annexation. After ten years of growth, Chenal Valley remains the premier upscale residential and commercial development in the Little Rock real estate market. The Little Rock City Board of Directors voted in November 1999 to approve Deltic's request for the annexation of almost 1,200 acres located west of the existing Chenal Valley neighborhoods. This annexation, which represents the fourth and final phase of Deltic's long-term development plan in west Little Rock, includes land for additional residential neighborhoods and the second golf course at Chenal Country Club. Also included is a 100-acre tract owned by Wildwood Park for the Performing Arts and a 14-acre school site to be donated by Deltic to either Little Rock or Pulaski County.

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

     Undeveloped Acreage. The success of the Chenal Valley development has also increased the value of Deltic-owned lands in the areas near Chenal Valley.
Sales of these undeveloped acres amounted to five acres in 2000, compared to 213 acres in 1999.

     Other Developments. In addition to Chenal Valley, Deltic is developing Chenal Downs, located just outside of Chenal Valley, and Red Oak Ridge, near Hot Springs, Arkansas. Chenal Downs is a 400-acre equestrian development with controlled access, featuring secluded, five-acre lots. The first phase of the development was opened in December 1997, followed by a second phase in November 2000 with 31 of the 75 total available lots sold by the end of 2000. Red Oak Ridge, Deltic's first development outside the Little Rock area, is an 800-acre upscale community designed for residential, resort, or retirement living. The first two neighborhoods in this development, offering a choice of either estate-sized homesites, with many overlooking one of two lakes, or garden-home lots, were offered for sale in late 1998.

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

     Production. The plant produced 94 MMSF of MDF in 2000 versus 98 MMSF during 1999. Typical start-up difficulties and operational problems with the plant's press and heat energy system limited production to levels significantly below capacity. The problems with the press were corrected in mid-1999; however, efforts to permanently solve the problems with the heat energy system are ongoing. As natural gas prices escalated during the last half of 2000, the decision was made in late January 2001, to temporarily suspend operations until the heat energy system could be modified. Following completion of a $2.8 million capital project to modify this system, the plant is expected to resume operations in June 2001. Rectification of the heat energy system should enable the plant's operations to increase production levels closer to the plant's capacity of 150 MMSF per year.

     Raw Materials. The Del-Tin plant adds value to Deltic's operations by providing an additional outlet for wood chip production from the Waldo Mill. Pursuant to a fiber supply agreement, the Company has agreed to sell, and Del-Tin Fiber to buy, substantially all residual wood chips from the Waldo Mill. However, during the period in 2001 that Del-Tin Fiber is shut down, these chips are being sold to a third party. In addition, Del-Tin Fiber has an option to purchase residual wood chips from the Ola Mill and pulpwood chips, shavings, and sawdust from the Waldo Mill. During 2000, Deltic sold approximately $3,649,000 of these lumber manufacturing by-products to Del-Tin Fiber.

Discontinued Agriculture Operations

     On August 17, 2000, the Company's Board of Directors approved the disposal of Deltic's former Agriculture segment assets, subject to using the sales proceeds to purchase additional Southern Pine timberland, via a tax-deferred exchange. As a result, activities of this segment have been accounted for as discontinued operations. Deltic engaged an agricultural land consulting and brokerage firm to act as advisors in evaluating and marketing about 50,000 acres (approximately 38,800 acres net to Deltic) of farmland located in northeast Louisiana. As of December 31, 2000, sales contracts on approximately 20,400 net acres of farmland have been closed. This initiative has provided the Company a significant and unique opportunity to advance its strategy of growing its core forest products business.

Products and Competition

     The Company's principal forest products are timber; lumber products, primarily finished lumber; residual wood products; and real estate.

     Timber. Timber harvested from the timberlands is utilized by the Company's sawmills or sold to third parties. The Company's timber sales to third parties accounted for approximately 17 percent, 12 percent, and 16 percent of consolidated net sales in 1998, 1999, and 2000, respectively.

     The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood consuming facilities, and accessibility.

     Land Sales. Timberland sold by the Company to third parties consists of both non-strategic timberland and lands with potential for higher and better use and amounted to less than one percent of consolidated net sales in 1998, increasing to three percent in 1999 and 10 percent in 2000.

     Lumber Products. The Company's sawmills produce a wide variety of products, including dimension lumber, boards, timbers, decking, and secondary products such as finger-jointed studs. Lumber is sold primarily to wholesalers and treaters in the South and Midwest and is used in residential construction, roof trusses, laminated beams, and remanufactured items. During 1998, 1999, and 2000, lumber sales as a percentage of consolidated net sales were approximately 55 percent, 58 percent, and 51 percent, respectively.

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

     Residual Wood Products. The Company's sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During 1998, 1999, and 2000, sales of these residual products accounted for 10 percent, nine percent, and eight percent, respectively, of Deltic's consolidated net sales. Wood chips are the primary source of residual sales and are typically sold to Del-Tin Fiber or to paper mills. In 2000, Deltic's sawmills produced 287,643 tons of wood chips. In the future, the Company expects to continue to sell a significant portion of its wood chip production to Del-Tin Fiber for use in the production of MDF.

     Real Estate. The Company develops and sells residential lots and commercial sites. Deltic generally provides the supporting infrastructure. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. The Company also sells undeveloped acreage. During 1998, 1999, and 2000, the sales of residential lots, commercial sites, and undeveloped acreage as a percentage of consolidated net sales were 12 percent, 14 percent, and 12 percent, respectively. The sale of commercial property can have a significant impact on the Company's sales, but is unpredictable and irregular.

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

Business Segment Data

     Information concerning net sales, operating income, and identifiable assets attributable to each of the Company's business segments is set forth in Item 7, "Management's Discussion and Analysis"; and Note 19 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data", of Part II of this report.

Decline in Availability of Federal Timber

     Various factors, including environmental and endangered species concerns, have limited, and will likely continue to limit, the amount of timber offered for sale by certain U.S. government agencies, which historically have been major suppliers of timber to the U.S. forest products industry. During 2000, the Company acquired approximately 25 percent of its timber supply for its Ola Mill from federal sources, primarily the Ouachita and Ozark National Forests. Any future decline in the availability of timber from federally owned lands will require that the Company, in order to supply the Ola Mill, rely more heavily on harvests from the Company's timberlands, including harvests from timberlands acquired in the future to the extent that suitable opportunities arise, and on the acquisition of timber from other sources, such as private timber owners. The Company's Waldo Mill does not currently process any timber acquired from federal sources.

Environmental Matters

     The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, including laws relating to air and water emissions, the use of herbicides on timberlands, regulation of "wetlands", and the protection of endangered species. Environmental legislation and regulations, and the interpretation and enforcement thereof, are expected to become increasingly stringent. The Company has made, and will continue to make, expenditures to comply with such requirements in the ordinary course of its operations. Historically, these expenditures have not been material and the Company expects that this will continue to be the case. Liability under certain environmental regulations may be imposed without regard to fault or the legality of the original actions, and may be joint and several with other responsible parties. As a result, in addition to ongoing compliance costs, the Company may be subject to liability for activities undertaken on its properties prior to its ownership or operation and by third parties, including tenants. The Company currently leases the rights to drill for oil and gas on some of its lands to third parties. Pursuant to these leases, the lessee indemnifies the Company from environmental liability relating to the lessee's operations. Based on its present knowledge, including the fact that the Company is not currently aware of any facts that indicate that the Company will be required to incur any material costs relating to environmental matters, and currently applicable laws and regulations, the Company believes that environmental matters are not likely to have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

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

Employees

     As of February 28, 2001, the Company had 476 employees.

Item 2.  Properties

     The Company's properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, purchased stumpage inventory, two sawmills, and land held for residential and commercial development and sale. As of December 31, 2000, the Company's gross investment in timber and timberlands; gross property, plant, and equipment; and investment in real estate held for development and sale consisted of the following:

           (Thousands of dollars)
           Timberlands                                    $ 66,788
           Fee timber and logging facilities               147,653
           Purchased stumpage inventory                      9,987
           Real estate held for development and sale        34,100
           Land and land improvements                        6,705
           Buildings and structures                          4,790
           Machinery and equipment                          74,568
                                                          --------
                                                          $344,591
                                                          ========

     "Timberlands" consist of the historical cost of land on which fee timber is grown and related land acquisitions stated at acquisition cost. "Fee timber" consists of the historical cost of company standing timber inventory, including capitalized reforestation costs, and related timber acquisitions stated at acquisition cost. "Logging facilities" consist primarily of the costs of roads constructed and other land improvements. "Purchased stumpage inventory" consists of the purchase price paid for unharvested third party timber. "Real estate held for development and sale" consist primarily of the unamortized costs, including amenities, incurred to develop the real estate for sale and a retail center held for sale. "Land and land improvements" consist primarily of the unsold farmland and improvements at the Company's two sawmill locations. "Buildings and structures" and "Machinery and equipment" primarily consist of the sawmill buildings and equipment and unsold farming structures and equipment.

     The Company owns all of the properties discussed above. Other than approximately $24 thousand of timber notes payable for certain investments in timber and $.5 million of owner-financed acquisitions of timberland, the Company's properties are not subject to mortgages or other forms of debt financing. (For further information on the location and type of the Company's properties, see the descriptions of the Company's operations in Item 1.)

Item 3.   Legal Proceedings

     From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     The age (at January 1, 2001), present corporate office, and length of service in office of each of the Company's executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

     Robert C. Nolan - Age 59; Chairman of the Board effective December 17, 1996. For the past 29 years, Mr. Nolan has been Managing Partner of Munoco Company L.C., an Arkansas partnership principally engaged in the exploration for and production of oil and gas. In addition, Mr. Nolan has over 28 years experience in timberland management.

     Ron L. Pearce - Age 59; President and Chief Executive Officer and a director of the Company effective December 17, 1996. From June 1993 to December 1996, Mr. Pearce was President of Deltic Farm & Timber Co., Inc. ("Deltic Farm & Timber"), the predecessor corporation of the Company. Prior to such time, Mr. Pearce was Manager of Operations and Planning for Deltic Farm & Timber, a position he held beginning in February, 1991.

     Clefton D. Vaughan - Age 59; Vice President and Treasurer effective January 1, 1997. From October 1994 to December 1996, Mr. Vaughan was Vice President of Murphy Oil Corporation, a position he also held from 1989 through October 1992. From October 1992 to October 1994, Mr. Vaughan was Vice President of Murphy Exploration & Production Company.

   W. Bayless Rowe - Age 48; Vice President, General Counsel, and Secretary effective May 1, 2000. From January 1, 1997 to April 2000, Mr. Rowe was General Counsel and Secretary for the Company. From 1988 to December 1996, Mr. Rowe was Secretary and General Attorney of Murphy Oil Corporation.

      David V. Meghreblian - Age 42; Vice President of Operations effective May 1, 2000. From November 1996 to April 2000, Mr. Meghreblian was General Manager of Planning and Investor Relations for the Company. Prior to such time, Mr. Meghreblian was General Manager of Project Development, a position he held beginning in November 1995.

   Emily R. Evers - Age 50; Controller from 1989 for the Company and its predecessor.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

   Common stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol DEL. The following table sets forth the high, low, and ending prices, along with the quarterly dividends declared, for each of the quarters indicated:

                                  Sales Prices/1/             Dividend per
                             ---------------------------
                              High      Low     Close/2/      Common Share
                             ------    -----    --------      ------------
         2000
           First Quarter     $24.00    19.56       23.69         .0625
           Second Quarter    $23.00    20.25       21.38         .0625
           Third Quarter     $21.63    16.94       16.94         .0625
           Fourth Quarter    $24.19    16.56       23.88         .0625

         1999
           First Quarter     $25.63    21.19       23.75         .0625
           Second Quarter    $28.50    22.81       26.94         .0625
           Third Quarter     $26.81    22.38       22.75         .0625
           Fourth Quarter    $27.06    19.88       21.88         .0625

         /1/ Daily closing price.
         /2/ At period end.

     Common stock dividends were declared for each quarter during 2000 and 1999. As of March 28, 2001, there were approximately 1,987 stockholders of record of Deltic's common stock.

Item 6.   Selected Financial Data

     The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2000:

(Thousands of dollars, except per share amounts)          2000        1999        1998        1997        1996
                                                        --------     -------     -------     -------     -------
Results of Operations for the Year

Net sales.........................................    $  109,531     125,010     100,684      94,756      75,974
Operating income..................................    $   18,114      29,244      17,620      22,873      15,231
Income from continuing operations.................    $    2,701      10,771       8,013      14,886      11,483
Net income........................................    $   13,557      10,920       8,474      16,574      13,161
Earnings per common share*
    Basic
      Continuing operations.......................    $      .04         .68         .45        1.16         .90
      Net income..................................    $      .93         .69         .48        1.29        1.03
    Assuming dilution
      Continuing operations.......................    $      .04         .68         .45        1.16         .90
      Net income..................................    $      .93         .69         .48        1.29        1.03
Cash dividends declared per common share..........    $      .25         .25         .25         .25   N/A
Net cash provided/(required) by
    Operating activities..........................    $   42,919      36,842      28,908      24,572      21,792
    Investing activities..........................    $  (63,634)    (32,183)    (87,438)    (37,779)     (4,642)
    Financing activities..........................    $   18,645      (8,037)     35,645      26,090        (419)
Percentage return on
    Average stockholders' equity..................           7.7         5.8         4.7         9.6         7.8
    Average borrowed and invested capital.........           6.9         6.1         4.3         9.5         7.9
    Average total assets..........................           4.8         3.9         3.5         8.7         7.2

Capital Expenditures for the Year

    Woodlands.....................................    $   24,975       8,541      59,839      16,380       2,754
    Mills.........................................         8,386       7,949       7,918      11,506       2,927
    Real Estate...................................         9,667      11,475      11,531       6,378       6,669
    Corporate.....................................           320         124         524         574       1,512
    Discontinued agriculture operations...........            53         527         721       1,000         272
                                                        --------------------------------------------------------
                                                      $   43,401      28,616      80,533      35,838      14,134
                                                        ========================================================

Financial Condition at Year-End

    Working capital...............................    $   10,086      17,569      14,231      37,373      25,758
    Current ratio.................................      2.4 to 1    4.6 to 1    3.1 to 1    5.8 to 1    5.3 to 1
    Total assets..................................    $  322,633     277,898     272,544     225,375     180,078
    Long-term debt................................    $   87,410      55,570      45,198       1,093       2,685
    Redeemable preferred stock....................    $   30,000      30,000      30,000      30,000           -
    Stockholders' equity..........................    $  176,834     178,408     183,134     179,996     166,708
    Long-term debt to stockholders' equity ratio..     .494 to 1   .311 to 1   .247 to 1   .006 to 1   .016 to 1

* 1996 amounts are presented on a pro forma basis. The distribution of the Company's Common Stock did not occur until December 31, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     Deltic Timber Corporation ("Deltic" or the "Company") is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. The Company owns approximately 408,000 acres of timberland, primarily in Arkansas and north Louisiana. The Company's sawmill operations are located at Ola in central Arkansas (the "Ola Mill") and at Waldo in south Arkansas (the "Waldo Mill"). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. ("Del-Tin Fiber"), a joint venture to manufacture and market medium density fiberboard, which began production in April 1998.

     On August 17, 2000, the Company's Board of Directors approved the disposal of Deltic's agriculture segment assets, subject to using the sales proceeds to purchase additional Southern Pine timberland, via a tax-deferred exchange. As a result, activities of this segment have been accounted for as discontinued operations. Deltic engaged an agricultural land consulting and brokerage firm to act as advisors in evaluating and marketing about 50,000 acres (approximately 38,800 acres net to Deltic) of farmland located in northeast Louisiana. As of December 31, 2000, sales contracts on approximately 20,400 net acres of farmland have been closed. (Refer to Note 2 to the consolidated financial statements.)

     The Company's results of operations are affected primarily by the cyclical supply and demand factors of the forest products industry and their impact on timber and lumber prices. Among these factors are general economic conditions, interest rates, residential construction and remodeling activity, the availability of raw materials, North American lumber production, and weather conditions. In 2000, a modest decrease in construction activity and an industry-wide continuation of high production levels, particularly in the first half of the year, caused lumber prices to decline significantly from the previous year. However, timber prices in the Company's operating area were essentially unchanged. The decline in product prices combined with relatively high raw material costs caused the Company's Mills segment to operate at a loss for much of the year and reduce production during the last half of 2000. The Woodlands segment continued to benefit from profitable timber prices.


Results of Operations

     Deltic's consolidated net income for 2000 was $13.6 million, $.93 a share, an increase of 24 percent when compared to 1999 net income of $10.9 million, $.69 a share. The Company earned $8.5 million, $.48 a share, in 1998. On August 17, 2000, the Company's Board of Directors approved the disposal of Deltic's agriculture segment assets which resulted in income from discontinued operations, net of income taxes, of $10.9 million, $.89 a share, for 2000. Discontinued operations earned $.1 million, $.01 a share, in 1999 and $.5 million, $.03 a share, in 1998. Income from continuing operations was $2.7 million, $.04 a share, in 2000 and $10.8 million, $.68 a share, in 1999. The decrease was due primarily to lower operating income of Deltic's Mills and Real Estate segments, combined with increased losses from Del-Tin Fiber. In 1998, income from continuing operations totaled $8 million, $.45 a share.

     During 2000, operating income decreased $11.1 million to $18.1 million. The Company's Woodlands operations increased $8.4 million due primarily to sales of non-strategic timberland and timberland for higher and better use, coupled with a 13 percent increase in pine sawtimber harvest levels, partially offset by an increase in the cost of fee timber harvested. The Mills segment's operating results decreased $12.9 million due mainly to a $59 per thousand board feet ("MBF") decline in the average lumber sales price and a four percent higher production cost per MBF sold. Operating income for Deltic's Real Estate segment decreased $6 million, primarily the result of lower margins from commercial and undeveloped acreage sales.

     Operating income increased $11.6 million during 1999 to $29.2 million. Deltic's Woodlands segment decreased $.3 million as the result of an increase in the cost of fee timber harvested, partially offset by increased pine sawtimber harvest levels and sales of non-strategic timberland and timberland for higher and better use. The Mills segment's operating results increased $9.3 million due primarily to a $40 per MBF increase in the average sales price of lumber, a 17 percent increase in sales volume, and a four percent reduction in the production cost per MBF sold. The Company's Real Estate operations increased $3.4 million because of significantly higher commercial development and undeveloped acreage sales.

     In the following tables, Deltic's net sales and results of operations for the three years ended December 31, 2000, are presented by segment. A detailed review of the information presented follows the tables.

                                                    Years Ended December 31,
                                                    ------------------------
          (Millions of dollars)                        2000     1999    1998
                                                       ----     ----    ----

          Net sales
             Woodlands                                $ 41.5    31.8    26.8
             Mills                                      64.9    83.5    65.8
           Real Estate                                  18.0    21.6    15.9
           Eliminations                                (14.9)  (11.9)   (7.8)
                                                      ------   -----   -----
               Net sales                              $109.5   125.0   100.7
                                                      ======   =====   =====


          Operating income and net income
           Woodlands                                  $ 28.7    20.3    20.6
             Mills                                      (6.4)    6.5    (2.8)
           Real Estate                                   2.4     8.4     5.0
           Corporate                                    (6.5)   (5.8)   (5.0)
           Eliminations                                  (.1)    (.2)    (.2)
                                                      ------   -----   -----
               Operating income                         18.1    29.2    17.6
          Equity in loss of Del-Tin Fiber              (10.9)   (8.9)   (4.6)
          Interest income                                 .5      .2     1.1
          Interest and other debt expense               (4.9)   (4.1)   (1.4)
          Other income/(expense)                          .3      .4      .3
          Income taxes                                   (.4)   (6.0)   (5.0)
                                                      ------   -----   -----
          Income from continuing operations              2.7    10.8     8.0
          Income from discontinued operations, net      10.9      .1      .5
                                                      ------   -----   -----
               Net income                             $ 13.6    10.9     8.5
                                                      ======   =====   =====

  Woodlands

     The Company's Woodlands operations generated net sales of $41.5 million in 2000, $31.8 million in 1999, and $26.8 million in 1998. Operating income for this segment was $28.7 million in 2000, $20.3 million in 1999, and $20.6 million in 1998.

     Selected financial and statistical data for the Woodlands segment is shown in the following table.


                                               2000  1999  1998
                                              -----  ----  ----
          Net sales (millions of dollars)
           Pine sawtimber                     $25.7  23.2  22.1
           Pine pulpwood                      $ 1.3   1.6   1.4
           Hardwood sawtimber                 $ 1.1   1.3   1.1
           Hardwood pulpwood                  $  .6    .8    .6

                                               2000  1999  1998
                                              -----  ----  ----
          Sales volume (thousands of tons)
           Pine sawtimber                       567   500   432
           Pine pulpwood                        235   286   201
           Hardwood sawtimber                    31    34    24
           Hardwood pulpwood                    161   165   106

          Sales price (per ton)
           Pine sawtimber                     $  45    46    51
           Pine pulpwood                      $   5     6     7
           Hardwood sawtimber                 $  35    40    47
           Hardwood pulpwood                  $   4     5     5


     During 2000, net sales increased $9.7 million, 31 percent, to $41.5 million. Pine sawtimber sales increased $2.5 million in 2000 which reflects a $3 million increase attributable to higher sales volume, partially offset by a $.5 million decrease due to lower average sales price. The Company harvested 566,557 tons of pine sawtimber in 2000, an increase of 13 percent when compared to 500,442 tons in 1999. Since late 1996, Deltic has acquired 80,500 acres of timberland which, along with biological growth of the Company's existing timber, has facilitated the increase in harvest levels. In addition, closing on an additional 24,200 net acres of timberland, with title currently held by an accommodator, is scheduled to occur during the first quarter of 2001. Average sales price for Deltic's pine sawtimber was $45 per ton in 2000 versus $46 per ton in 1999, a decrease of two percent. Pine pulpwood and hardwood sales decreased $.7 million in 2000 due to lower harvest levels and sales prices. Net sales included the sale of 5,254 net acres of timberland at an average price of $2,100 per acre in 2000 compared to similar sales of 7,336 net acres for $500 per acre in 1999. Other net sales for Woodlands increased slightly.

     Net sales were $31.8 million in 1999, an increase of $5 million, or 19 percent, when compared to 1998. Sales of pine sawtimber increased $1.1 million over 1998, which reflects a $3.2 million increase from higher sales volume, partially offset by a $2.1 million decrease attributable to lower average sales price. Pine sawtimber harvest level increased 16 percent in 1999 to 500,442 tons which compares to 431,556 tons in 1998. Average sales price for Deltic's pine sawtimber was $46 per ton in 1999 versus $51 per ton in 1998, a ten percent decline. Pine pulpwood and hardwood sales increased $.6 million in 1999 due to increased harvest levels, but at lower sales prices. During 1999, sales of timberland increased $3.2 million as 7,336 net acres were sold versus 427 acres in 1998. Other net sales for this segment were slightly higher.

     Operating income of $28.7 million for 2000 was $8.4 million more than in 1999 due primarily to the increase in net sales discussed above. The cost of fee timber harvested increased $2.2 million due mainly to higher harvest levels. The cost of timberland sales decreased $1.2 million from 1999 because fewer acres were sold.

     Woodlands' operating income decreased $.3 million to $20.3 million in 1999. A $2.8 million increase in the cost of fee timber harvested was the result of higher harvest levels and an increase in the cost per ton harvested. The cost of timberland sold in 1999 was $1.9 million more than in 1998 due to an increase in acreage sold. Expense for the Company's cull timber release programs was $.4 million greater than in 1998, resulting from increased acreage owned. Partially offsetting these decreases was the previously mentioned increase in net sales.

  Mills

     Net sales for Deltic's Mills segment were $64.9 million in 2000, compared to $83.5 million in 1999 and $65.8 million in 1998. An operating loss of $6.4 million was recorded in 2000, while operating income was $6.5 million in 1999. During 1998, this segment's operating loss was $2.8 million.

     Selected financial and statistical data for the Mills segment is shown in the following table.


                                              2000  1999  1998
                                             -----  ----  ----
          Net sales (millions of dollars)
           Lumber                            $55.7  72.4  55.7
           Residual products                 $ 9.1  11.1   9.6

          Lumber
           Finished production (MMBF)          169   186   160
           Sales volume (MMBF)                 172   189   162
           Sales price (per MBF)             $ 324   383   343


     In 2000, net sales decreased $18.6 million, or 22 percent, when compared to $83.5 million in 1999. Lumber sales decreased $16.7 million due to an $11.2 million decrease which resulted from a lower average sales price and a $5.5 million reduction from lower sales volume. Both lumber production and sales were negatively impacted by the depressed lumber market, with sales realizations being at or near 10 year lows, which resulted in temporary production curtailments during the last half of 2000. In addition, both mills took downtime late in the year due to construction projects and two winter ice storms. During 2000, average sales price for lumber was $324 per MBF, a 15 percent decrease when compared to $383 per MBF in 1999. Deltic's sawmills experienced a nine percent reduction in lumber sales volume, to 172.1 million board feet ("MMBF") from 189 MMBF in 1999. Sales of sawmill residual products declined $2 million in 2000.

     Compared to 1998, net sales for 1999 increased by $17.7 million to $83.5 million. Increases in both sales price and volume combined to produce a $16.7 million increase in lumber sales, $6.4 million due to price and $10.3 million due to sales volume. Average sales price of $383 per MBF was $40 per MBF more than in 1998, and sales volume increased 17 percent from 162.2 MMBF in 1998 to 189 MMBF in 1999. Residual product sales rose $1.5 million.

     A loss from operations of $6.4 million during 2000 compared to operating income of $6.5 million in 1999. The decrease was primarily the result of the drop in net sales, partially offset by a $5.6 million reduction in the cost of lumber sold due to decreased sales volume resulting from the production curtailments discussed previously. As a result of low lumber prices, charges of $1.9 million were recorded during 2000 to write down the Company's lumber inventories and reflect its net realizable value.

     Operating income of $6.5 million for 1999 was $9.3 million more than for 1998, primarily attributable to a 12 percent increase in sales price for lumber coupled with a 26.8 MMBF increase in sales volume. A decrease in the unit cost of logs used in the Company's sawmills more than offset increased depreciation expense.

  Real Estate

     Deltic's Real Estate operations produced net sales totaling $18 million in 2000, $21.6 million in 1999, and $15.9 million in 1998. This segment's operating income was $2.4 million in 2000, which compares to $8.4 million in 1999 and $5 million in 1998.

     Net sales in 2000 decreased $3.6 million, 17 percent, from $21.6 million in 1999. Residential lot sales decreased by 48 lots to 148 with the average sales price up six percent over 1999 due to sales mix, from $50,800 per lot to $54,000. During 2000, 57 lots were developed and offered for sale in Chenal Valley and Chenal Downs, Deltic's real estate developments located in west Little Rock, Arkansas. The sale of a 50,000-square-foot office complex located in Chenal Valley, known as the GMAC Building, at a sales price of $5.1 million occurred in 2000 and included nine acres of land. In comparison, commercial sales revenue in 1999 totaled $5 million for almost 74 acres. Sales of five acres of undeveloped acreage for $1,900 per acre in 2000 compared to the sale of approximately 213 acres for $10,400 per acre in 1999. Chenal Country Club, the amenity around which Chenal Valley is centered, produced net sales of $4.4 million for 2000 versus $3.8 million for 1999, an increase of $.6 million.

     In 1999, net sales of $21.6 million were $5.7 million more than in 1998, an increase of 36 percent. Commercial sales revenue increased $3.7 million due to the sale of about 74 acres at an average price per acre of $67,000, compared to 1998 sales of about eight acres averaging $158,100 per acre. Sales of residential lots increased by 12 percent, from 175 lots in 1998 to 196 lots in 1999, with a decrease in average sales price from $55,600 to $50,800 per lot due to sales mix. During 1999, 115 lots were developed and offered for sale in three neighborhoods in the Chenal Valley development. Sales totaling $2.2 million for approximately 213 acres of undeveloped real estate were recorded in 1999, compared to sales of about 96 acres for $.7 million in 1998. Net sales from Chenal Country Club were $3.8 million in 1999 versus $3.3 million in 1998, an increase of $.5 million.

     Selected financial and statistical data for the Real Estate segment is shown in the following table.


                                                         2000  1999  1998
                                                        -----  ----  ----
          Net sales (millions of dollars)
           Residential lots                             $ 8.0  10.0   9.7
           Commercial sites                             $ 5.1   5.0   1.3
           Undeveloped acreage                          $   -   2.2    .7

          Sales volume
           Residential lots                               148   196   175
           Commercial acres                                10    74     8
           Undeveloped acres                                5   213    96

          Average sales price (thousands of dollars)
           Residential lots                             $  54    51    56
           Commercial acres                             $ 496    67   158
           Undeveloped acres                            $   2    10     7


     The Real Estate segment's operating income of $2.4 million for 2000 decreased $6 million when compared to 1999, due primarily to the same factors impacting net sales. In 1999, operating income was $8.4 million, $3.4 million more than in 1998, the result of a $4 million increase in the margin realized on sales of real estate.

   Corporate

     Operating expense for Corporate functions was $6.5 million for 2000, compared to $5.8 million for 1999 and $5 million for 1998. These increases were due mainly to higher general and administrative expenses, which included increased costs of awards under the Company's incentive plans.

   Eliminations

     Intersegment sales of timber from Deltic's Woodlands segment to the Mills' segment were $14.9 million in 2000, $11.9 million in 1999, and $7.8 million in 1998. The increase of $3 million in 2000 and $4.1 million in 1999 was due to a greater percentage of the Mills' log requirements being furnished from the Company's timberlands.

   Equity in Del-Tin Fiber

     For the year ended December 31, 2000, the Company recorded equity in the loss of Del-Tin Fiber, a 50 percent owned joint venture, totaling $10.9 million, an increase of $2 million when compared to 1999's equity loss of $8.9 million. In late April 1998, production of medium density fiberboard ("MDF") began at Del-Tin Fiber, with initial board sales beginning in June 1998. For 1998, Deltic's share of operating losses totaled $4.6 million. Results of Del-Tin Fiber's operations were recorded on a one-month lag basis during 1998; however, this method was changed in 1999. Consequently, Deltic's equity in Del-Tin Fiber for the year of 1999 includes 13 months of operating results.

     Selected financial and statistical data for Del-Tin Fiber is shown in the following table.


                                              2000   1999  1998
                                             -----  -----  ----

          Net sales (millions of dollars)    $31.1   30.5   7.4
          Finished production (MMSF)          94.3   98.0  24.7
          Board sales (MMSF)                  91.1  100.0  19.6
          Sales price (per MSF)              $ 330    324   298


     For 2000, MDF production volume was 94.3 million square feet ("MMSF") and sales volume totaled 91.1 MMSF, versus production and sales volumes of 98 MMSF and 100 MMSF, respectively, for 1999. Average sales price for 2000 was $330 per thousand square feet ("MSF"), an increase of $6 when compared to $324 per MSF for 1999. Del-Tin Fiber's adverse financial and operating results were impacted throughout the year of 2000 by its heat energy system operating inefficiently, which caused considerable downtime and higher-than-anticipated manufacturing costs. Inefficient operation of this system caused it to burn natural gas instead of wood waste as designed, resulting in higher energy costs. With the system not operating according to specifications, portions of the facility's production had to be downgraded and sold at lower prices than would have otherwise been achieved.

     Del-Tin Fiber's MDF production and sales volume for 1999 increased by 73.3 MMSF and 80.4 MMSF, respectively, due to start-up of the plant in the second quarter of 1998. For 1999, the average sales price increased nine percent, from $298 to $324 per MSF. During a plant shutdown in June 1999, modifications were made to critical equipment, including the press and heat energy system. As a result, production cost was higher and production volume was lower than necessary to operate the plant efficiently. In addition, sales price for MDF was lower than budgeted.

     Financial results for Del-Tin Fiber's operations have continued to be unsatisfactory. As natural gas prices escalated during the last half of the year, the decision was made in late January 2001, to temporarily suspend operations until the heat energy system could be modified. Following completion of a $2.8 million capital project to modify the heat energy system, the plant is expected to resume operations in June 2001. Rectification of this system should enable Del-Tin Fiber's operations to increase production levels closer to the plant's capacity of 150 MMSF per year and lower manufacturing cost per MSF, as fixed costs for the facility are allocated to increased production. (Refer to Note 4 to the consolidated financial statements.)

     The preceding "forward-looking statements" were made in reliance upon the safe harbor provisions of the Private Securities Reform Act of 1995. Such statements reflect the Company's current expectations and involve risks and uncertainties. Actual results could differ materially from those included in such forward-looking statements.

   Interest Income/Expense

     During 2000, interest income was $.5 million, compared to $.2 million in 1999 and $1.1 million in 1998. Interest and other debt expense was $4.9 million in 2000, $4.1 million in 1999, and $1.4 million in 1998. The $.3 million increase in interest income during 2000 was due to interest earned on farmland sales proceeds held by a trustee and to interest received upon settlement of amended state income tax returns. The Company's timberland acquisition program, stock repurchase programs, and other capital projects required use of available cash and additional borrowings, which resulted in decreased interest income in 1999 and increased interest expense during both 2000 and 1999. The previously mentioned state income tax settlement in 2000 also resulted in interest expense of $.2 million. In addition, settlement of an IRS audit for years prior to being spun off from Murphy Oil Corporation resulted in payment of interest of $.5 million during 1999.

  Income Tax Expense

     Deltic's income tax expense for continuing operations was $.4 million for 2000, $6 million for 1999, and $5 million for 1998. The effective income tax rate for continuing operations was 13 percent, 36 percent, and 38 percent in 2000, 1999, and 1998, respectively. The decrease of $5.6 million during 2000 was due to lower pretax income from continuing operations and recording state income tax benefits. The Company's income tax expense related to continuing operations increased $1 million in 1999 due primarily to higher pretax income, partially offset by lower state income taxes.

  Income from Discontinued Operations

     Discontinued agriculture operations reported income, net of income taxes, of $10.9 million for 2000, which compares to $.1 million for 1999 and $.5 million for 1998. Income tax expense totaled $7 million, $.1 million, and $.3 million for each year, respectively. The sale of approximately 20,400 net acres of farmland was completed during 2000 for a $17.4 million pretax gain. Disposal of the remaining agriculture segment assets is anticipated during the first half of 2001. For 2000, income for agriculture operations (exclusive of gains on sales) was $.5 million, compared to $.3 million in 1999 and $.8 million in 1998. (Refer to Note 2 to the consolidated financial statements.)

Liquidity and Capital Resources

  Cash Flows and Capital Expenditures

     Net cash provided by operating activities totaled $42.9 million for the year ended December 31, 2000, which compares to $36.8 million for 1999 and $28.9 million for 1998. Changes in operating working capital, other than cash and cash equivalents, provided cash of $2.1 million in 2000 and $1.5 million in 1998, but required cash of $3.8 million in 1999. The Company's accompanying Consolidated Statements of Cash Flows identify other differences between net income and cash provided by operating activities for each of those years.

     Capital expenditures required cash of $43.4 million in 2000, $27.9 million in 1999, and $80.1 million in 1998. Other owner-financed capital expenditures, not requiring cash, included acquisitions of timberland and timber-cutting rights amounting to $.7 million in 1999 and $.4 million in 1998. In the following table, total capital expenditures are presented by segment for the years ended December 31, 2000, 1999, and 1998.


      (Millions of dollars)                                 2000  1999   1998
                                                           -----  ----   ----

      Woodlands                                            $25.0   8.5   59.9
      Mills                                                  8.4   8.0    7.9
      Real Estate                                            9.7  11.5   11.5
      Corporate                                               .3    .1     .5
                                                           -----  ----   ----
          Capital expenditures for continuing operations    43.4  28.1   79.8
      Discontinued agriculture operations                      -    .5     .7
                                                           -----  ----   ----
          Total capital expenditures                        43.4  28.6   80.5
      Owner-financed expenditures                              -   (.7)   (.4)
                                                           -----  ----   ----

          Expenditures requiring cash                      $43.4  27.9   80.1
                                                           =====  ====   ====


     Woodlands capital expenditures included timberland acquisitions of approximately 15,500 acres at a cost of $22.7 million in 2000, approximately 6,400 acres at a cost of $6.8 million in 1999, and approximately 30,400 acres at a cost of $59.1 million in 1998. Purchases of timberland designated as "replacement property", as required by the tax-deferred exchange of Deltic's agriculture segment assets, utilized $17.6 million for about 10,800 net acres and are included in 2000 capital expenditures for this segment. Reforestation site preparation and planting required expenditures of $1.5 million in 2000, compared to $1.1 million in 1999 and $.4 million in 1998. These increased expenditures were the result of expanding the Company's planting program due to acquisitions of timberland.

     During 2000, $4.6 million was expended to replace the existing vertical saw assembly and debarker with a curve sawing gang and faster debarker at the Company's Ola Mill. The project, which was completed and placed in service in December 2000 at a total cost of $5.4 million, is expected to improve log recovery, increase hourly throughput capability by as much as 30 percent, enable further diversity of product mix, and allow debarking of larger logs. At Deltic's Waldo Mill, $1 million was spent during 2000 to complete an optimized log bucking system which was started in 1999. The new system has met expectations on recovery from processed logs. Replacement of the Waldo Mill's edger and edger optimizer required expenditures of $1 million during 2000. When completed in early 2001, it is anticipated that this upgrade will increase output at the sawmill by 1,000 board feet per hour, increase recovery of edge boards, and achieve grade improvements at the planermill.

     Capital expenditures for Real Estate operations related to the cost of lot development totaled $5.4 million in 2000, compared to $3.6 million in 1999 and $5.1 million in 1998. Construction of The Village at Rahling Road, Deltic's 35,000-square-foot retail center in Chenal Valley, was completed during 2000 and required expenditures of $1.2 million in 2000 and $2.9 million in 1999. Site work for the adjacent commercial outparcel sites totaled $.2 million in 2000, $.3 million in 1999, and $.4 million in 1998. During 1999, infrastructure construction required $.2 million compared to $.8 million in 1998. Chenal Country Club's clubhouse expansion project was completed during 1999 at a total cost of $5.3 million and required expenditures of $1.7 million and $3 million in 1999 and 1998, respectively. Other expenditures were primarily for various amenity improvements.

     Corporate operations had capital expenditures for purchases of additional investment in a consolidated entity of $.2 million in 2000 and $.4 million in 1998.

     Expenditures for discontinued agriculture operations included purchases of harvesting combines totaling $.1 million in 1999 and $.4 million in 1998. Other capital requirements were mainly for replacement of various machinery and equipment.

     Deltic had commitments of $52.7 million for capital projects in progress at December 31, 2000, including $35.7 million for the acquisition of approximately 24,600 net acres of Southern Pine timberland. Other commitments include $.7 million for reforestation site preparation and planting, $1 million for completion of the curve sawing gang at the Ola Mill, $.6 million for projects at the Waldo Mill, and $14.2 million related to residential and commercial site development and amenity improvements at the Company's Chenal Valley real estate development. Commitments at Chenal Valley include construction of Chenal Country Club's second golf course at a total cost of $7.7 million, development of a residential neighborhood adjacent to the golf course for $3.1 million, and related infrastructure construction costing $1.1 million.

     The net change in purchased stumpage inventory provided cash of $.6 million in 2000 and $2.6 million in 1999, but required cash of $2.7 million in 1998. Additional net cash investment in Del-Tin Fiber by the Company amounted to $12.9 million, $5.8 million, and $3.9 million in 2000, 1999, and 1998, respectively. During 1999, Deltic purchased $.9 million of U.S. government securities which matured during the 2000 period. Proceeds from the disposal of agriculture segment assets provided cash of $20.9 million, primarily from the sale of approximately 20,400 net acres of farmland in 2000. In 2000, $14.9 million in proceeds from sales of both farm and timber land were held by a trustee, as required for the tax-deferred exchange, to be used to acquire timberland, designated as "replacement property" for income tax purposes. Additions to notes receivable from accommodators totaled $16.4 million in 2000.

     During 2000, Deltic borrowed $59 million under its revolving credit facility and $5.7 million under a short-term credit facility, with repayments totaling $27 million and $4.9 million, respectively. In 1999, borrowing under the Company's revolving credit facility provided $26 million, with repayments amounting to $16 million. In addition, repayment of owner-financed debt incurred for land purchases required cash of $.2 million in 2000, $1.2 million in 1999, and $.1 million in 1998. During 1998, the Company borrowed $48 million under its revolving credit facility, primarily to finance timberland acquisitions. Upon issuance of $40 million of privately placed, fixed-interest rate, long-term senior notes with a financial institution in December 1998, the Company used the proceeds, net of $1.3 million in prepaid interest and debt issuance costs, to make repayment against its revolving credit facility. In addition, upon securing financing for its facility, Del-Tin Fiber repaid $3 million to Deltic which was applied to the Company's revolving credit facility commitment. Cash required to repay long-term debt arising from installment payments on notes used to finance a portion of the Company's timber requirements amounted to $.3 million in 1999 and $1.8 million in 1998. Purchases of treasury stock required cash of $10 million in 2000 and $10.4 million in 1999. The increase in bank overdraft for the year of 2000 was $1.4 million, but for the 1999 and 1998 periods it decreased by $.8 million and $.7 million, respectively. For the three years ended December 31, 2000, cash required to pay preferred stock dividends totaled $2.3 million in each year. The Company paid dividends on common stock of $3 million in 2000, $3.1 million in 1999, and $3.2 million in 1998.

  Financial Condition

     Working capital at year-end totaled $10.1 million in 2000 and $17.6 million in 1999. Cash and cash equivalents at the end of 2000 were $2.7 million, compared to $4.8 million at the end of 1999. During 2000, total indebtedness of the Company increased $32.6 million. Deltic's working capital ratio at December 31, 2000, was 2.4 to 1, compared to 4.6 to 1 at the end of 1999.

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

     To facilitate these growth plans, the Company has an agreement with a group of banks which provides a revolving credit facility totaling $100 million. The agreement will expire on April 15, 2002. As of December 31, 2000, $53 million was available under this facility. Current financing arrangements are set forth in Note 7 to the consolidated financial statements.

     The divestiture of the Company's agriculture segment assets is anticipated to be completed during the first half of 2001. All the unsold acreage at year-end 2000, about 18,400 net acres, is under contract at a combined sales price of approximately $16.3 million, with a carrying value of $1.6 million, and is scheduled to close prior to the end of the first half of 2001. All proceeds from these transactions will be used to acquire pine timberland as replacement property, in accordance with IRS provisions for a tax-deferred exchange.

     During the year of 2000, the Company's Board of Directors authorized two stock repurchase programs of up to $10 million each of Deltic common stock. As of December 31, 2000, the Company had expended $10 million and completed the first of these programs, with the purchase of 479,601 shares at an average cost of $20.89 per share. Deltic's initial share repurchase program, which was authorized during 1999, resulted in the purchase of 419,542 shares of common stock at a $24.68 per share average cost.

     Deltic's management believes that cash provided from its operations and the remaining amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company's continued timberland acquisition and stock repurchase programs, for the foreseeable future.

     The preceding discussion of the Company's liquidity and capital resources contains "forward-looking statements" which were made in reliance upon the safe harbor provisions of the Private Securities Reform Act of 1995. Such statements reflect the Company's current expectations and involve risks and uncertainties. Actual results could differ materially from those included in such forward-looking statements.

Other Matters

  Impact of Inflation

     General inflation has not had a significant effect on the Company's operating results during the three years ended December 31, 2000. The Company's timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy and long-term interest rates.

  Market Risk

     Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does, on occasion, enter into financial instruments to manage and reduce the impact of changes in interest rates; however, no such instruments existed at December 31, 2000. Deltic held various financial instruments at December 31, 2000 and 1999, consisting of financial assets and liabilities reported in the Company's Consolidated Balance Sheets and off-balance sheet exposures resulting from letters of credit issued by Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to Note 12 to the consolidated financial statements.)

     Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments' fair value, but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company's funds held by trustee; notes receivable; long-term debt, including current maturities; redeemable preferred stock; and letters of credit at December 31, 2000, were $16.3 million, $16.4 million, $89.4 million, $31 million, and $1.1 million, respectively.

     A one percentage-point increase in prevailing interest rates would result in decreases in the estimated fair value of notes receivable of $.1 million, long-term debt of $3.7 million, and redeemable preferred stock of $.6 million, while the fair value of the Company's funds held by trustee and letters of credit would be unchanged. Initial fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for 2000 resulting from a one percentage-point increase in interest rates would be approximately $.2 million, holding other variables constant.

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

  Impact of Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters for fiscal years beginning after June 15, 2000, and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities, measured at fair value, in the statement of financial position. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met, where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings, thus creating an offset. If the derivative is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income, as defined by SFAS 130, Reporting Comprehensive Income. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the level of utilization of derivative instruments, the types of hedging instruments used, and the effectiveness of any such instruments. However, the effect of adopting SFAS 133 will not be material to the Company's financial position or results of operations, based on the Company's current level of derivative and hedging activities.

  Disposal of Farmland

     On August 17, 2000, Deltic's Board of Directors approved the project to dispose of the Company's agricultural land holdings for pine timberland in a tax-efficient manner. The Company engaged Capital Agriculture Property Services, Inc., an agricultural land consulting and brokerage firm, to act as advisors in evaluating and marketing about 50,000 acres (approximately 38,800 acres net to Deltic) of farmland located in northeast Louisiana. Through December 31, 2000, the Company had closed on the sale of approximately 20,400 net acres of agriculture lands. All the remaining acreage, about 18,400 net acres, is under contract with closing expected by the end of the first half of 2001. All proceeds from the farmland sales were deposited with a qualified intermediary to be used to acquire pine timberland as replacement property, in accordance with IRS provisions for a tax-deferred exchange. (For additional information regarding this project, refer to Note 2 to the consolidated financial statements.)

     Of the farmland sales which closed during 2000, some were deemed by the Company to be with related parties. These included a transaction to sell 12,600 net acres to Epps Plantation, LLC, which is owned by the Charles H. Murphy Family Investments Limited Partnership. Charles Murphy holds a significant ownership of the Company's common stock and is related to four of the Company's directors. In addition, approximately 450 net acres were sold to Munoco Company L.C. ("Munoco"). Munoco currently owns 8.125 percent of an undivided-interest farmland operation of which Deltic owns 64.8 percent, conducting operations as Ashly Plantation (a partnership for income tax purposes), and the managing partner of Munoco is Robert C. Nolan, Chairman of Deltic's Board of Directors and a nephew of Charles Murphy. The directors who are related to Mr. Murphy, including Robert C. Nolan, recused themselves from all discussions and actions related to these transactions. The sales price for all tracts involved in these transactions was derived from an approved market index formula which produced prices in excess of the average of the appraised value of the tracts.

  Environmental Matters

     Deltic is committed to protecting the environment and has certain obligations based on federal, state, and local laws for the protection of the environment. Costs of compliance through 2000 have not been material and the Company's management currently has no reason to believe that such costs will become material for the foreseeable future.

  Contingencies

     The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

Outlook

     The annual harvest level of pine sawtimber from Deltic's fee lands is projected to increase nine percent over the 2000 level to 615,000 tons in 2001. Depending on the Company's ability to increase timber inventory through biological growth and timberland acquisitions, the harvest level is expected to increase in 2002 as well. The Company's program to identify non-strategic timberland and timberland for higher and better use is ongoing. Although lumber production is projected to increase through 2002 as Deltic expands the capacity of its manufacturing facilities, output is dependent upon market conditions, which were depressed during 2000. Sales of commercial real estate and residential lots are expected to increase, barring declines in economic growth or residential construction activity in central Arkansas. The closing of the previously announced contract to sell 38 acres of commercial real estate is expected by year-end 2001, and the development of about 200 residential lots is planned during 2001. In addition, 80 lots which were developed during 2000 will be offered for sale in 2001 upon resolution of a dispute. The divestiture of the Company's agriculture properties is anticipated to be completed during the first half of 2001, with the closing of 19 remaining contracts. On January 29, 2001, operations at Del-Tin Fiber's medium density fiberboard ("MDF") plant were temporarily shut down as a result of weak markets for MDF and high natural gas prices. During the shutdown period, a $2.8 million capital project to modify the heat energy system will be implemented. The plant is expected to resume operations in June 2001, following completion of the project.

     The Company's capital expenditure budget for the year of 2001 was prepared during the fall of 2000 and provides for expenditures of $75.7 million. The Woodlands capital budget provides $45.7 million for timberland acquisition, including $35.3 million for approximately 24,200 net acres of timberland which has been identified as "replacement property". Additional acquisitions will be dependent on the availability of acreage at prices that meet the Company's criterion for timber stocking, growth potential, site index, and location. Sawmill projects are expected to require $9.6 million during 2001. At the Ola Mill, plans to improve the wet log storage capacity by as much as 30 percent will require expenditures of $.5 million. The Waldo Mill will complete the edger installation in early 2001 at a total cost of $1.3 million. Plans to install a curve sawing gang at Waldo in 2001 at a cost of $4.8 million will allow greater product flexibility and will facilitate an increase in hourly output by at least ten percent, as well as improve log recovery. Expenditures for residential lot development totaling $5.8 million are projected to add over 200 lots to available inventory, depending on market conditions. Construction of Chenal Country Club's second golf course is scheduled to begin in 2001, with completion the following year, at an estimated cost of $7.7 million. This project will enable club membership to increase and will allow development of residential neighborhoods surrounding the golf course, the first of which is expected in 2001. Capital and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company's estimated cash flows from operations, borrowings under credit facilities, or general economic conditions.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     Information with respect to quantitative and qualitative disclosures about market risk of the Company is set forth under the caption "Other Matters -Market Risk" in Item 7 of Part II of this report.

Item 8.    Financial Statements and Supplementary Data

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 2000 and 1999
                         ---------------------------------
                             (Thousands of dollars)

                                                                 2000      1999
                                                             --------   -------
Assets
 Current assets
   Cash and cash equivalents                                 $  2,712     4,782
   U.S. government securities                                       -       936
   Trade accounts receivable - net                              3,820     4,648
   Other receivables                                            4,807     1,341
   Inventories                                                  5,127     9,411
   Prepaid expenses and other current assets                      583     1,274
                                                             --------   -------
     Total current assets                                      17,049    22,392

 Investment in real estate held for development and sale       34,100    35,210
 Investment in Del-Tin Fiber                                    5,862     3,727
 Other investments and noncurrent receivables                  35,884     3,183
 Timber and timberlands - net                                 181,398   164,740
 Property, plant, and equipment - net                          45,206    44,312
 Deferred charges and other assets                              3,134     4,334
                                                             --------   -------

     Total assets                                            $322,633   277,898
                                                             ========   =======

Liabilities and Stockholders' Equity
 Current liabilities
   Current maturities of long-term debt                      $    160       203
   Notes payable                                                  800        13
   Trade accounts payable                                       2,936     2,928
   Accrued taxes other than income taxes                        1,072     1,162
   Bank overdraft                                               1,384         6
   Other accrued liabilities                                      611       511
                                                             --------   -------
     Total current liabilities                                  6,963     4,823

 Long-term debt                                                87,410    55,570
 Deferred credits and other noncurrent liabilities             21,426     9,097
 Redeemable preferred stock                                    30,000    30,000
 Stockholders' equity
   Preferred stock                                                  -         -
   Common stock                                                   128       128
   Capital in excess of par value                              68,757    68,808
   Retained earnings                                          128,290   120,033
   Unamortized restricted stock awards                           (472)     (205)
   Treasury stock                                             (19,869)  (10,356)
                                                             --------   -------
     Total stockholders' equity                               176,834   178,408
                                                             --------   -------

     Total liabilities and stockholders' equity              $322,633   277,898
                                                             ========   =======


See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                       Consolidated Statements of Income
             For the Years Ended December 31, 2000, 1999, and 1998
             -----------------------------------------------------
                (Thousands of dollars, except per share amounts)


                                                     2000      1999      1998
                                                 --------   -------   -------
Net sales                                        $109,531   125,010   100,684
                                                 --------   -------   -------

Costs and expenses
 Cost of sales                                     71,628    79,426    70,842
 Depreciation, amortization, and
   cost of fee timber harvested                    12,829    10,112     6,817
 General and administrative expenses                6,960     6,228     5,405
                                                 --------   -------   -------

   Total costs and expenses                        91,417    95,766    83,064
                                                 --------   -------   -------

   Operating income                                18,114    29,244    17,620

Equity in loss of Del-Tin Fiber                   (10,938)   (8,936)   (4,657)
Interest income                                       517       254     1,122
Interest and other debt expense                    (4,921)   (4,124)   (1,387)
Other income/(expense)                                340       352       321
                                                 --------   -------   -------

Income/(loss) from continuing operations
  before income taxes                               3,112    16,790    13,019

Income taxes                                         (411)   (6,019)   (5,006)
                                                 --------   -------   -------

Income/(loss) from continuing operations            2,701    10,771     8,013
                                                 --------   -------   -------

Discontinued operations
 Income/(loss) from discontinued agriculture
   operations, net of income taxes                    440       149       461
 Gain on disposal of agriculture segment,
   net of income taxes                             10,416         -         -
                                                 --------   -------   -------

Income/(loss) from discontinued operations         10,856       149       461
                                                 --------   -------   -------

 Net income                                      $ 13,557    10,920     8,474
                                                 ========   =======   =======

Earnings per common share
 Basic
   Continuing operations                         $    .04       .68       .45
   Discontinued operations                            .89       .01       .03
                                                 --------   -------   -------
   Net income                                    $    .93       .69       .48
                                                 ========   =======   =======
 Assuming dilution
   Continuing operations                         $    .04       .68       .45
   Discontinued operations                            .89       .01       .03
                                                 --------   -------   -------
   Net income                                    $    .93       .69       .48
                                                 ========   =======   =======

Dividends declared per common share              $    .25       .25       .25
                                                 ========   =======   =======

Average common shares outstanding
  (thousands)                                      12,176    12,503    12,812
                                                 ========   =======   =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             For the Years Ended December 31, 2000, 1999, and 1998
             -----------------------------------------------------
                             (Thousands of dollars)


                                                                  2000      1999      1998
                                                              --------   -------   -------
Operating activities
 Net income                                                   $ 13,557    10,920     8,474
 Adjustments to reconcile net income to
   net cash provided/(required) by operating activities
   Depreciation, amortization, and cost of
     fee timber harvested                                       13,195    10,688     7,331
   Deferred income taxes                                        10,129     1,189     1,255
   Gain from disposal of agriculture segment assets            (17,381)        -         -
   Real estate costs recovered upon sale                         8,428     6,439     4,993
   Timberland costs recovered upon sale                            762     1,998       111
   Equity in loss of Del-Tin Fiber                              10,938     8,936     4,657
   Net increase/(decrease) in provisions for pension
     and other postretirement benefits                             911       944       366
   (Increase)/decrease in operating working
     capital other than cash and cash equivalents                2,083    (3,807)    1,526
   Other                                                           297      (465)      195
                                                              --------   -------   -------
     Net cash provided/(required) by operating activities,
      including discontinued operations                         42,919    36,842    28,908
                                                              --------   -------   -------

Investing activities
 Capital expenditures requiring cash                           (43,401)  (27,920)  (80,124)
 Net change in purchased stumpage inventory                        610     2,613    (2,665)
 Advances to Del-Tin Fiber                                     (12,903)   (5,795)   (3,860)
 Purchases of U.S. government securities                           (12)     (936)        -
 Maturities of U.S. government securities                          948         -         -
 Proceeds from disposal of agriculture segment assets           20,859         -         -
 Increase/(decrease) in farmland sale contract deposits          1,455         -         -
 (Increase)/decrease in funds held by trustee                  (16,318)        -         -
 Receipts of/(additions to) notes receivable                   (16,383)        -       (48)
 Other - net                                                     1,511      (145)     (741)
                                                              --------   -------   -------
     Net cash provided/(required) by investing activities,
      including discontinued operations                        (63,634)  (32,183)  (87,438)
                                                              --------   -------   -------

Financing activities
 Proceeds from borrowings                                       64,700    26,000    88,072
 Repayments of notes payable and long-term debt                (32,116)  (17,485)  (44,993)
 Treasury stock purchases                                      (10,017)  (10,356)        -
 Prepaid interest and debt issuance costs -
   long-term borrowings                                              -         -    (1,307)
 Increase/(decrease) in bank overdraft                           1,378      (811)     (662)
 Preferred stock dividends paid                                 (2,262)   (2,262)   (2,262)
 Common stock dividends paid                                    (3,038)   (3,123)   (3,203)
                                                              --------   -------   -------
     Net cash provided/(required) by financing activities,
      including discontinued operations                         18,645    (8,037)   35,645
                                                              --------   -------   -------

Net increase/(decrease) in cash and cash equivalents            (2,070)   (3,378)  (22,885)
Cash and cash equivalents at beginning of year                   4,782     8,160    31,045
                                                              --------   -------   -------

Cash and cash equivalents at end of year                      $  2,712     4,782     8,160
                                                              ========   =======   =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
             For the Years Ended December 31, 2000, 1999, and 1998
             -----------------------------------------------------
                             (Thousands of dollars)


                                                               2000      1999      1998
                                                           --------   -------   -------
Cumulative preferred stock - $.01 par, authorized
  20,000,000 shares, 600,000 shares issued as
  redeemable preferred stock at end of year
  (See Note 9 - Redeemable Preferred Stock)                $      -         -         -
                                                           --------   -------   -------

Common stock - $.01 par, authorized 50,000,000
  shares, 12,813,879 shares issued at end of each year          128       128       128
                                                           --------   -------   -------

Capital in excess of par value
 Balance at beginning of year                                68,808    68,808    68,372
 Exercise of stock options                                        -         -        58
 Restricted stock awards                                        (51)        -       378
                                                           --------   -------   -------
 Balance at end of year                                      68,757    68,808    68,808
                                                           --------   -------   -------

Retained earnings
 Balance at beginning of year                               120,033   114,498   111,496
 Net income                                                  13,557    10,920     8,474
 Preferred stock dividends accrued                           (2,262)   (2,262)   (2,269)
 Common stock dividends declared, $.25 per share             (3,038)   (3,123)   (3,203)
                                                           --------   -------   -------
 Balance at end of year                                     128,290   120,033   114,498
                                                           --------   -------   -------

Unamortized restricted stock awards
 Balance at beginning of year                                  (205)     (300)        -
 Stock awards                                                  (472)        -      (378)
 Shares forfeited                                                19         -         -
 Amortization to expense                                        186        95        78
                                                           --------   -------   -------
 Balance at end of year                                        (472)     (205)     (300)
                                                           --------   -------   -------

Treasury stock
 Balance at beginning of year - 419,544, zero, and
   zero shares, respectively                                (10,356)        -         -
 Shares purchased - 479,606 shares in 2000 and
   419,544 shares in 1999                                   (10,017)  (10,356)        -
 Forfeited restricted stock - 806 shares in 2000                (19)        -         -
 Shares issued for incentive plans -
   21,400 shares in 2000                                        523         -         -
                                                           --------   -------   -------
 Balance at end of year - 878,556, 419,544, and
   zero shares, respectively, at cost                       (19,869)  (10,356)        -
                                                           --------   -------   -------

Total stockholders' equity                                 $176,834   178,408   183,134
                                                           ========   =======   =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000


Note 1 - Significant Accounting Policies

 Principles of Consolidation -- The consolidated financial statements of Deltic Timber Corporation ("Deltic" or "the Company") include the accounts of Deltic and all majority-owned subsidiaries after elimination of significant intercompany transactions and accounts.

 Use of Estimates -- In the preparation of the Company's financial statements in conformity with generally accepted accounting principles, management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results may differ from those estimates.

 Cash Equivalents -- Cash equivalents include U.S. government securities that have a maturity of three months or less from the date of purchase.

 Allowance for Doubtful Accounts -- The Company provides an allowance for doubtful accounts based on a review of the specific receivables outstanding. At December 31, 2000 and 1999, the balance in the allowance account was $163,000 and $247,000, respectively.

 Inventories -- Inventories of logs, lumber, and supplies are stated at the lower of cost or market, primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead. The Company no longer has agricultural products in inventory as a result of the discontinuance of its former Agriculture segment operations. (For additional information, see Note 2 -Discontinued Agriculture Segment and Note 3 - Inventories.)

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

 Investment in Del-Tin Fiber -- Investment in Del-Tin Fiber L.L.C. ("Del-Tin
   Fiber"), a 50 percent owned limited liability company, is carried at cost and is being adjusted for the Company's proportionate share of its undistributed earnings or losses.

 Timber and Timberlands -- Timber and timberlands, which includes purchased stumpage inventory and logging facilities, is stated at acquisition cost less cost of fee timber harvested and accumulated depreciation of logging facilities. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of roads constructed and other land improvements, are depreciated using the straight-line method over a 10-year estimated life. The Company estimates its fee timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. The cost of timber and timberland purchased and reforestation costs are capitalized. Fee timber carrying costs are expensed as incurred.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000


Note 1 - Significant Accounting Policies (cont.)

 Property, Plant, and Equipment -- Property, plant, and equipment is stated at cost less accumulated depreciation. Depreciation of buildings, equipment, and other depreciable assets is primarily determined using the straight-line method. Property, plant, and equipment assets are evaluated for possible impairment on a specific asset basis or in groups of similar assets, as applicable. Expenditures that substantially improve and/or increase the useful life of facilities or equipment are capitalized. Maintenance and repair costs are expensed as incurred. Gains and losses on disposals or retirements are included in income as they occur.

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

 Earnings per Common Share -- Earnings per share ("EPS") amounts presented were calculated under the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") 128, Earnings per Share. Basic earnings per share is computed based on earnings available to common shareholders (net income less accrued preferred dividends) and the weighted average number of common shares outstanding. The earnings per share assuming dilution amounts presented are computed based on earnings available to common shareholders and the weighted average number of common shares outstanding, including shares assumed to be issued under the Company's stock option plan. (For a reconciliation of amounts used in per share computations, see Note 17-Earnings per Share.)

 Impact of Recent Accounting Pronouncements -- In June 1998, the Financial
   Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for the fiscal years beginning after June 15, 2000. The Company is required to and will adopt SFAS 133 effective January 1, 2001; however, the effect of adopting SFAS 133 will not be material to the Company's financial position or results of operations, based on the Company's current level of derivative and hedging activities.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000


Note 1 - Significant Accounting Policies (cont.)

 Reclassifications -- Certain prior year amounts have been reclassified to conform with the 2000 presentation format.


Note 2 - Discontinued Agriculture Segment

 On August 17, 2000, the Company's Board of Directors approved the disposal of Deltic's agriculture segment assets, subject to using the sales proceeds to purchase additional pine timberland, in a tax-deferred exchange. As of December 31, 2000, approximately 20,400 of the 38,800 net acres deemed to be agriculture lands have been sold. All 18,400 net acres unsold as of the end of 2000 are under contract to be sold. The anticipated date for completion of the disposal of agriculture segment assets is prior to the end of the first half of 2001. As a result of the sales transactions completed as of December 31, 2000, a pretax gain on disposal of agriculture segment assets of $17,381,000 is reported as discontinued operations by the Company in its 2000 Consolidated Statement of Income. Operating results for the agriculture segment are also reported as discontinued operations, net of income taxes, with prior years restated to conform to the current year presentation.

 The assets of the agriculture segment as of December 31, 2000, consisted primarily of property, plant, and equipment and amounted to $3,626,000. Total net sales of the discontinued agriculture segment for 2000, 1999, and 1998, excluding land sales proceeds, were $8,272,000, $2,623,000, and $6,484,000, respectively. Operating income of the agriculture segment during 2000, prior to the measurement date for determining discontinued operations was $715,000, $440,000 net of related taxes of $275,000. Gain on the disposal of the agriculture segment was $17,150,000 before income taxes, consisting of the $17,381,000 gain on sales of assets and $231,000 loss from operations since the measurement date, $10,416,000 after related income taxes amounting to $6,734,000.

 Since the Company is disposing of the agriculture segment in a tax-deferred exchange, all proceeds from farmland sales were deposited with a qualified intermediary to be used to acquire pine timberland as replacement property. In addition, Deltic also sold 5,200 net acres of non-strategic, hardwood timberland during the third and fourth quarters of 2000, which will also be replaced with pine timberland in a tax-deferred exchange. These combined proceeds, $16,317,000 after deducting amounts expended to purchase replacement pine timberland, are currently held by the intermediary, as trustee, and are included in Other Investments and Noncurrent Receivables in the 2000 Consolidated Balance Sheet.

 A portion of the farmland and hardwood timberland sales is deemed by the Company to be related-party transactions. These transactions include sales to Epps Plantation, LLC, which is owned by the Charles H. Murphy Family Investments Limited Partnership. Charles Murphy holds a significant ownership of the Company's common stock and is related to four of the Company's directors. This related-party farmland sale amounted to $14,413,000 for 12,600 net acres. In addition, approximately 450 net acres were sold to Munoco Company L.C. ("Munoco") for $346,000. Munoco currently owns 8.125 percent of an undivided-interest farmland operation, conducting business as Ashly Plantation (a partnership for income tax purposes), of which Deltic owns 64.8 percent; the managing partner of Munoco is Robert C. Nolan, Chairman of Deltic's Board of Directors and a nephew of Charles Murphy. The sales price for all related-party farmland sale transactions was derived from an approved market index formula which produced prices in excess of the average of the appraised value of the acreage involved. Epps Plantation, LLC also purchased 2,600 net acres of the hardwood timberland sold for $4,864,000.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000


Note 2 - Discontinued Agriculture Segment (cont.)

 During the third quarter of 2000, Deltic and the other owners of Ashly Plantation acted to acquire replacement property prior to the completion of the disposal of its farmland, utilizing the form of a reverse exchange as established by a recent IRS revenue procedure. As part of this transaction, Ashly Plantation secured a note from the Company, in the amount of $4,000,000, with the proceeds to be used as a portion of an advance, in the form of an interest-bearing note, to the intermediate accommodating title owner required for the reverse exchange. The accommodator used the funds provided by this advance as a deposit to secure the desired replacement timberland. During the fourth quarter of 2000, Deltic also acted to acquire replacement property prior to the completion of the disposal of the remainder of its farmland by utilizing a reverse exchange. The Company advanced funds to an accommodating title holder which were used to acquire the designated timberland. This advance, which was in the form of an interest-bearing note, combined with the similar advance by Ashly Plantation to its accommodator, in addition to the Ashly Plantation minority owners' portion of the note obtained from Deltic, amounted to $16,364,000 at December 31, 2000, and is reported in the 2000 Consolidated Balance Sheet in Other Investments and Noncurrent Receivables.


Note 3 - Inventories

 Inventories at December 31 consisted of the following:

   (Thousands of dollars)                            2000   1999
                                                   ------  -----
   Logs                                            $2,380  2,170
   Lumber                                           2,359  4,263
   Agricultural products                                -  2,703
   Materials and supplies                             388    275
                                                   ------  -----
                                                   $5,127  9,411
                                                   ======  =====

 For both financial and income tax purposes the Company utilizes the lower of cost or market basis for determining inventory carrying values. Lumber inventory at December 31, 2000, is stated at net realizable value and the 2000 Consolidated Statement of Income includes charges of $1,890,000 ($1,114,000 of which were during the fourth quarter) for inventory write-downs which are reflected in Cost of Sales.


Note 4 - Investment in Del-Tin Fiber

 Deltic owns 50 percent of the membership interest of Del-Tin Fiber, which completed construction and commenced production operations of a medium density fiberboard ("MDF") plant near El Dorado, Arkansas, in April 1998. The cost to construct the plant was approximately $104,000,000.

 Del-Tin Fiber has its own credit facility, totaling $99,000,000, under which each owner has agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom the project financing was obtained. Under this agreement, both owners have agreed to fund any deficiency in contributions to either Del-Tin Fiber's bond sinking fund or debt service reserve up to a cumulative total of $17,500,000 each. Del-Tin Fiber's project financing agreement does not require sinking fund contributions until 2001.
 The quarterly contributions required are $1,046,000, beginning in the first quarter of 2001. In addition, each owner has committed to a production support agreement, under which each owner has agreed

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000


Note 4 - Investment in Del-Tin Fiber (cont.)

 to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service if the plant is unable to successfully complete a minimum production test, planned for 2001. Both owners of Del-Tin Fiber have also pledged their respective membership interest in the joint venture as collateral under the project financing agreement.

 As natural gas prices escalated during the last half of 2000, the decision was made in late January 2001 to temporarily suspend operations of the facility until its heat energy system could be modified. Following completion of a $2.8 million capital project to modify the heat energy system, the plant is expected to resume operations in June 2001. Rectification of this system is anticipated to enable Del-Tin Fiber's operations to increase production levels closer to the plant's capacity of 150 million square feet per year and lower manufacturing cost per thousand square foot, as fixed costs for the facility are allocated to increased production. Both owners have agreed to fund their respective share of the capital project, in addition to any operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements.

 Under the operating agreement, Del-Tin Fiber's employees operate the plant. Deltic has committed to provide a portion of the plant's fiber and wood fuel supply at market prices. During 2000 and 1999, Deltic sold Del-Tin Fiber approximately $3,649,000 and $4,343,000, respectively, of these lumber manufacturing by-products. As of December 31, 2000, the Company had a receivable from Del-Tin Fiber of $61,000.

 Del-Tin Fiber's financial position at year-end 2000 and 1999 and results of operations for years of 2000 and 1999 consisted of the following:

   (Thousands of dollars)                                        2000      1999
                                                               --------   -------
   Condensed Balance Sheet Information
     Current assets                                            $  5,863     7,354
     Property, plant, and equipment - net                        95,571    98,492
     Other noncurrent assets                                      4,650     4,108
                                                               --------   -------
          Total assets                                         $106,084   109,954
                                                               ========   =======

     Current liabilities                                       $  4,558    12,356
     Long-term debt                                              89,000    89,000
     Other noncurrent liabilities                                     7        10
     Members' capital/(deficit)                                  12,519     8,588
                                                               --------   -------
          Total liabilities and members' capital/(deficit)     $106,084   109,954
                                                               ========   =======

   Condensed Income Statement Information
     Net sales                                                 $ 31,071    30,472
                                                               --------   -------
     Costs and expenses
       Cost of sales                                             40,250    35,123
       Depreciation                                               4,570     4,151
       General and administrative expenses                        1,322     1,395
                                                               --------   -------
          Total costs and expenses                               46,142    40,669
                                                               --------   -------

          Operating income/(loss)                               (15,071)  (10,197)
     Interest income                                                207       271
     Interest and other debt expense                             (7,011)   (6,807)
                                                               --------   -------
          Net income/(loss)                                    $(21,875)  (16,733)
                                                               ========   =======

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000


Note 4 - Investment in Del-Tin Fiber (cont.)

 At December 31, 2000 and 1999, the Company's share of the underlying net assets of Del-Tin Fiber exceeded its investment by $398,000 and $567,000, respectively. The excess relates primarily to interest received by the Company from Del-Tin Fiber prior to plant start-up, which was capitalized by Deltic as a reduction of its investment and is being amortized into income using the straight-line method over a 60-month period.

 The Company accounts for its investment in Del-Tin Fiber under the equity method. Accordingly, the investment in Del-Tin Fiber is carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses. Cumulative net losses for the facility have amounted to $49,048,000, $24,524,000 net to the Company. As a result, no earnings have been available for distribution to the owners. Contributions to Del-Tin Fiber by the Company as of December 31, 2000, have amounted to $30,788,000.

Note 5 - Timber and Timberlands

 Timber and timberlands at December 31 consisted of the following:


   (Thousands of dollars)                             2000      1999
                                                    --------   -------
   Purchased stumpage inventory                     $  9,987    10,597
   Timberlands                                        66,788    62,287
   Fee timber                                        145,981   125,851
   Logging facilities                                  1,672     1,642
                                                    --------   -------
                                                     224,428   200,377
   Less accumulated cost of fee timber harvested
     and facilities depreciation                     (43,030)  (35,637)
                                                    --------   -------
                                                    $181,398   164,740
                                                    ========   =======

 Cost of fee timber harvested amounted to $7,224,000 in 2000, $5,012,000 in 1999, and $2,246,000 in 1998. Depreciation of logging facilities was $45,000, $56,000, and $73,000 for the years 2000, 1999, and 1998, respectively.

 The Company obtains a portion of its sawmill log requirements by acquiring purchased stumpage inventory through cutting contracts with various private and governmental landowners. These contracts have terms ranging from a few months to several years. At December 31, 2000, the Company's total commitment under such contracts amounted to approximately $3,472,000. Based on lumber prices at December 31, 2000, management estimated the fair value of stumpage under such contracts to be approximately $187,000. Depending on the market value of this stumpage at time of harvest, the Company's sawmills may experience favorable or unfavorable log supply costs. By February 1, 2001, the lumber market had improved to the point that the estimated fair value of timber under these contracts had increased to approximately $2,194,000.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000


Note 6 - Property, Plant, and Equipment

 Property, plant, and equipment at December 31 consisted of the following:

                                           Range of
      (Thousands of dollars)            Useful Lives          2000            1999
                                        ------------        --------         -------
   Land                                          N/A        $  2,584           4,425
   Land improvements                     10-20 years           4,121           4,061
   Buildings and structures              10-20 years           4,790           4,946
   Machinery and equipment                3-15 years          74,568          71,234
                                                            --------         -------
                                                              86,063          84,666
   Less accumulated depreciation                             (40,857)        (40,354)
                                                            --------         -------
                                                            $ 45,206          44,312
                                                            ========         =======

 Depreciation of property, plant, and equipment charged to operations was $5,926,000, $5,620,000, and $5,012,000 in 2000, 1999, and 1998, respectively, including charges to discontinued agriculture operations of $366,000 in 2000, $576,000 in 1999, and $514,000 in 1998.

 Gains/(losses) on disposals or retirements of assets, exclusive of disposition of agriculture assets, included in income were $109,000 in 2000, $65,000 in 1999, and $77,000 in 1998.


Note 7 - Credit Facilities

 In 1996, Deltic entered into an agreement with Bank of America and other domestic banks which provides an unsecured, committed revolving credit facility totaling $100,000,000. This agreement had an original expiration date of December 31, 2001; however, as of March 9, 2001, the agreement has been extended under the original terms until April 15, 2002. In addition, the Company is currently involved in the process of renegotiating this line of credit for an additional three to five years. As of December 31, 2000, $53,000,000 of committed credit was available in excess of all borrowings outstanding under or supported by the facility. Borrowings under the agreement bear interest based upon prime or other various cost of funds options. Fees associated with this revolving credit facility include a commitment fee of .15 to .35 percent per annum on the unused portion of the commitment balance. The revolving credit agreement contains certain restrictive financial covenants, including a maximum funded debt/capitalization ratio of .5 to 1, which is to be maintained throughout the term of the credit agreement.

 The Company may also borrow up to $5,000,000 under a short-term credit facility with BancorpSouth. The agreement expires May 8, 2001, with renewal annually. The amount available to the Company under this facility is reduced by any borrowings or outstanding letters of credit issued by Deltic. As of December 31, 2000, Deltic had borrowings of $800,000 outstanding under this line of credit and letters of credit amounting to $341,000 were committed, resulting in $3,859,000 available to the Company. Borrowings bear interest based upon the New York Prime and the facility carries a commitment fee of .1 percent per annum on the unused amount of the facility.

 In addition, Deltic entered into an agreement with Regions Bank of Little Rock which provides a $1,750,000 credit facility used primarily to support letters of credit issued in connection with the Company's purchased stumpage procurement and real estate development operations. The agreement, which is renewable annually, carries no facility fees and borrowings bear interest based upon prime. Amounts available to Deltic under the facility are reduced by any outstanding letters of credit, which amounted to $712,000 at December 31, 2000, leaving $1,038,000 available to the Company. (For additional information regarding these financial instruments, see Note 12 -Fair Value of Financial Instruments.)

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000


Note 8 - Indebtedness

 The Company's indebtedness at December 31 consisted of the following:

   (Thousands of dollars)                                            2000          1999
                                                                   -------        ------
   Short-term notes payable, 7.65%                                 $   800            13
   Installment timber notes payable, non-interest bearing,
     due 2001                                                           24            68
   Notes payable, 7.47%*, due 2002                                  47,000        15,000
   Senior notes payable, 6.7%, due 2008                             40,000        40,000
   Other notes payable, 4.6%*, due 2001-2004                           546           705
                                                                   -------        ------
                                                                    88,370        55,786
   Less:  Short-term notes                                            (800)          (13)
        Current maturities of long-term debt                          (160)         (203)
                                                                   -------        ------
   Long-term debt at December 31                                   $87,410        55,570
                                                                   =======        ======

   *Weighted average interest rate at December 31, 2000.

 The $47,000,000 of notes payable designated as due in 2002 represents the outstanding balance under the Company's revolving credit facility agreement with Bank of America and a group of other domestic banks. This current agreement will expire on April 15, 2002.

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

 The scheduled maturities of long-term debt for the next five years are $160,000 in 2001, $47,136,000 in 2002, $137,000 in 2003, and $137,000 in 2004. (For
 additional information regarding financial instruments, see Note 7 - Credit Facilities and Note 12 - Fair Value of Financial Instruments.)

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000


Note 9 - Redeemable Preferred Stock

 During 1997, the Company issued 600,000 shares of its authorized preferred stock having a par value of $.01 per share. Redemption of these shares, designated by the Company as Cumulative Mandatory Redeemable Preferred Stock, 7.54% Series, is mandatory on December 31, 2002 ("Mandatory Redemption Date"). These redeemable preferred shares have no voting rights, except if at any time cumulative dividends payable for these shares become in arrears for an amount equal to dividends payable for six quarterly dividends or the shares are not redeemed in full on the Mandatory Redemption Date. If either occurs, the holders of the redeemable preferred shares shall have the right to elect a director to the Board of Directors, which would be in addition to the current number of directors. This right shall continue until such time that all cumulative unpaid dividends have been paid or the redeemable preferred shares are redeemed.

Note 10 - Income Taxes

 The components of income tax expense/(benefit) related to income/(loss) from continuing operations for the three years ended December 31, 2000, 1999, and 1998, consisted of the following:

   (Thousands of dollars)     2000/1/   1999/2/  1998/2/
                             --------   -------  -------
   Federal
     Current                 $ (3,441)    4,762    3,140
     Deferred                   4,717       729    1,255
                             --------   -------  -------
                                1,276     5,491    4,395
   State
     Current                      459        68      611
     Deferred                  (1,324)      460        -
                             --------   -------  -------
       Total                 $    411     6,019    5,006
                             ========   =======  =======

   /1/ Includes a deferred state benefit from a net operating loss ("NOL") carryforward of $2,019,000, partially offset by related deferred federal expense of $706,000. As of December 31, 2000, the Company had an expected federal refund of $4,648,000 reflected in the 2000 Consolidated Balance Sheet in Other Receivables.
   /2/ Restated to reflect discontinued operations.

 A reconciliation of the U.S. statutory income tax rate to the Company's effective rates on income/(loss) from continuing operations before income taxes consisted of the following:

                                                            2000   1999   1998
                                                            ----   ----   ----
   Statutory income tax rate                                  35%    35%    35%
   State income taxes, net of federal income tax benefit     (18)     2      4
   Other                                                      (4)    (1)    (1)
                                                            ----   ----   ----
     Effective income tax rate                                13%    36%    38%
                                                            ====   ====   ====

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000

Note 10 - Income Taxes (cont.)

 An analysis of the Company's deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, showing the tax effects of significant temporary differences, consisted of the following:

   (Thousands of dollars)                                         2000     1999
                                                                --------   ------
   Deferred tax assets
     Investment in real estate held for development and sale    $  6,667    4,992
     State NOL carryforward                                        2,019        -
     Postretirement and other employee benefits                      991      371
     Other deferred tax assets                                       591      641
                                                                --------   ------
       Total deferred tax assets                                  10,268    6,004
                                                                --------   ------
   Deferred tax liabilities
     Investment in Del-Tin Fiber                                  (6,251)  (3,719)
     Timber and timberlands                                      (11,932)    (634)
     Property, plant, and equipment                               (4,554)  (3,927)
     Other deferred tax liabilities                                 (184)    (212)
                                                                --------   ------
       Total deferred tax liabilities                            (22,921)  (8,492)
                                                                --------   ------
       Net deferred tax assets/(liabilities)                    $(12,653)  (2,488)
                                                                ========   ======

 Net long-term deferred tax liabilities of $13,013,000 at December 31, 2000, and $2,885,000 at December 31,

 1999, are included in the Consolidated Balance Sheets in Deferred Credits and Other Noncurrent Liabilities for the respective years. In addition, short-term deferred tax assets of $360,000 at December 31, 2000, and $397,000 at December 31, 1999, are included in the Consolidated Balance Sheets in Prepaid Expenses and Other Current Assets for the respective years.

 In management's judgment, the Company's deferred tax assets at December 31, 2000, will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies. There were no valuation allowances for deferred tax assets at the end of each year in the three years ended December 31, 2000.

Note 11 - Stockholders Rights Plan

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

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000


Note 12 - Fair Value of Financial Instruments

 The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2000 and 1999. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

                                         2000                      1999
                               -----------------------   -----------------------
                               Carrying or   Estimated   Carrying or   Estimated
                                  Notional        Fair      Notional        Fair
(Thousands of dollars)              Amount       Value        Amount       Value
                                  --------     -------       -------     -------
Financial assets
 Funds held by trustee            $ 16,317      16,317             -           -
 Notes receivable                 $ 16,405      16,405            51          51
Financial liabilities
 Long-term debt, including
  current maturities              $(87,570)    (89,387)      (55,773)    (54,640)
Redeemable preferred stock        $(30,000)    (30,988)      (30,000)    (30,508)
Off-balance sheet exposures
 Letters of credit                $ (1,053)     (1,053)       (2,017)     (2,017)

 Funds held by trustee -- The carrying amount approximates its fair value.

 Notes receivable, including current portion -- The carrying value is estimated to approximate fair value based on the change in interest rates spread since the notes' obligation dates.

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

Note 13 - Concentration of Credit Risks

 Financial instruments which potentially subject the Company to credit risk are trade accounts receivable. These receivables normally arise from the sale of wood products, primarily lumber. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company's customer base. No single customer accounted for a significant amount of the Company's sales of timber or wood products in 2000, 1999, or 1998. At December 31, 2000, one timber sale customer's receivable accounted for approximately 24 percent of the Company's consolidated trade accounts receivable amount; however, there were no significant accounts receivable from a single customer at December 31, 1999.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000


Note 14 - Employee and Retiree Benefits

 The Company provides retirement plans and other postretirement benefits to the majority of its employees. Reconciliations of benefit obligations, plan assets, and funded status of the plans consisted of the following:

                                                                       Other
                                                  Retirement       Postretirement
                                                     Plans            Benefits
                                               -----------------  ----------------
   (Thousands of dollars)                         2000     1999     2000     1999
                                               -------   ------   ------   ------
   Change in benefit obligation
     Benefit obligation at January 1           $ 9,145    9,074    3,285    3,322
       Service cost                                627      675      296      191
       Interest cost                               686      641      314      214
       Participant contributions                     -        -       20       17
       Actuarial (gain)/loss                      (126)  (1,186)     984     (412)
       Curtailments/1/                              39        -        -        -
       Settlements/1/                              (79)       -        -        -
       Special termination benefits/1/             357        -        -        -
       Benefits paid                               (52)     (59)    (170)     (47)
                                               -------   ------   ------   ------
     Benefit obligation at December 31         $10,597    9,145    4,729    3,285
                                               =======   ======   ======   ======

   Change in plan assets
     Fair value of plan assets at January 1    $11,464   10,498        -        -
       Actual return on plan assets              1,347    1,025        -        -
       Employer contributions                        -        -      150       31
       Participant contributions                     -        -       20       16
       Settlements/1/                              (79)       -        -        -
       Benefits paid                               (52)     (59)    (170)     (47)
                                               -------   ------   ------   ------
     Fair value of plan assets at
      December 31/2/                           $12,680   11,464        -        -
                                               =======   ======   ======   ======

   Reconciliation of funded status of
     plans
     Funded status of plans                    $ 2,083    2,319   (4,729)  (3,285)
     Unrecognized actuarial (gain)/loss         (1,211)    (739)   1,065      126
     Unrecognized net asset from transition
      to SFAS 87/3/                               (133)    (183)       -        -
     Unrecognized prior service cost               540      599        -        -
                                               -------   ------   ------   ------
       Prepaid/(accrued) benefit cost/4/       $ 1,279    1,996   (3,664)  (3,159)
                                               =======   ======   ======   ======

   Assumptions
     Weighted average discount rate               7.50%    7.25%    7.50%    7.25%
     Expected return on plan assets               8.50%    8.50%     N/A      N/A
     Rate of compensation increase                4.60%    4.60%     N/A      N/A


   /1/ Reflects impact of early retirements of agriculture segment employees resulting from discontinuation of operations. (For additional information about the discontinuation of the agriculture segment, see Note 2 - Discontinued
       Agriculture Segment.)
   /2/ Primarily includes listed stocks and bonds, government securities, and
       U.S. agency bonds.
   /3/ Being amortized over a period of 15 years.
   /4/ Included in the Consolidated Balance Sheets in Deferred Charges and Other
       Assets/Deferred Credits and Other Noncurrent Liabilities.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000


Note 14 - Employee and Retiree Benefits (cont.)

 Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

   (Thousands of dollars)                         2000   1999   1998
                                                 -----   ----   ----
   Retirement plans
     Service cost                                $ 627    675    428
     Interest cost                                 686    641    481
     Expected return on plan assets               (972)  (891)  (839)
     Amortization of prior service cost             54     92     25
     Amortization of transitional asset            (50)   (49)   (49)
     Recognized actuarial (gain)/loss               23      9      -
                                                 -----   ----   ----
       Net retirement expense                    $ 368    477     46
                                                 =====   ====   ====

   Other postretirement benefits
     Service cost                                $ 296    191    156
     Interest cost                                 314    214    190
     Recognized actuarial (gain)/loss               44     13      1
                                                 -----   ----   ----
       Other postretirement benefits expense     $ 654    418    347
                                                 =====   ====   ====

 Retirement Plans -- The Company has noncontributory, defined benefit retirement plans that cover substantially all employees. Benefits are based on years of service, including those with Murphy Oil Corporation, and final career-average-pay formulas as defined by the plans.

 Thrift Plan -- Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee's allotment, based on length of participation in the plan. Company contributions to this plan were $281,000 in 2000, $259,000 in 1999, and $262,000 in 1998.

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

 In determining the accumulated benefit obligation for health care at December 31, 2000 and 1999, health care inflation cost was assumed to increase at an annual rate of 8.5 percent in 2000 and 6.5 percent in 1999, decreasing .5 percent per year to 5 percent in 2007 and thereafter. A one percentage-point increase in the assumed health care cost trend rate would increase the aggregate service and interest cost components of periodic benefit cost for 2000 by $68,000 and the benefit obligation by $391,000, while a one percentage-point decrease in the assumed rate would decrease the 2000 cost components by $60,000 and the benefit obligation by $359,000.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000

Note 15 - Incentive Plans

 Stock Incentive Plan

 The Company's 1996 Stock Incentive Plan ("the Plan") permits annual awards of shares of the Company's common stock to executives and other key employees. Under the Plan, the Executive Compensation Committee ("the Committee") is authorized to grant: (1) stock options; (2) stock appreciation rights; and (3) restricted stock awards. Total annual options granted prior to 1999, excluding any replacement options issued due to the spin-off from Murphy Oil Corporation, could not exceed .5 percent of common shares issued and outstanding as of the date of issuance of the options. These options could be nonqualified, incentive, or a combination of the two. In 1999, the Plan was amended to allow the Committee to award up to one percent of common shares issued and outstanding at the end of the preceding year; any allowed shares not granted may be available for grant in subsequent years. However, all options granted under the amended plan are required to be nonqualified. The Company applies APB 25 to account for stock-based compensation plans. Cost of options are accrued over the vesting periods and adjusted for subsequent changes in market value of the shares.

 Stock Options -- For each option granted under the Plan, the Committee fixes the option price at no less than market value on the date of the grant and the option term, not to exceed 10 years from date of grant. Replacement options granted were for 10 years from original grant date and nonqualified. New options granted in 1997 and 1998 were for 10 years and primarily incentive. Options granted since 1998 have been for 10 years and nonqualified. All options have an option price no less than the market value on the grant date, with a range in option prices of $9.90 to $28.03 per share, and each grantee is permitted to surrender options for equivalent value of stock at the date of surrender. For options granted in 1997, exclusive of replacement options, half may be exercised or surrendered after two years and the remainder after three years. For options granted from 1998 through 2000, half may be exercised or surrendered after one year and the remainder after three years.

   Changes in options outstanding, including replacement options, consisted of the following:

                                          Number   Average
                                            of     Exercise
                                         Options    Price
                                         --------  --------
     Outstanding at December 31, 1997    103,355     $20.38
       Granted                            50,950     $28.03
       Surrendered                        (6,250)    $13.01
                                         -------
     Outstanding at December 31, 1998    148,055     $23.33
       Granted                            69,800     $24.97
       Surrendered                             -        N/A
                                         -------
     Outstanding at December 31, 1999    217,855     $23.86
       Granted                            70,550     $22.06
       Surrendered                             -        N/A
       Forfeited/expired                  (6,700)       N/A
                                         -------
     Outstanding at December 31, 2000    281,705     $23.40
                                         -------

     Exercisable at December 31, 1998     17,875     $13.01
                                         =======
     Exercisable at December 31, 1999     86,967     $21.77
                                         =======
     Exercisable at December 31, 2000    156,981     $22.93
                                         =======


                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000


Note 15 - Incentive Plans (cont.)

   Additional information about stock options outstanding at December 31, 2000, consisted of the following:

                                      Options Outstanding              Options Exercisable
                              ----------------------------------      ---------------------
          Range of            Number          Average   Average       Number       Average
          Exercise              of              Life    Exercise        of         Exercise
          Prices              Options         in Years   Price        Options       Price
     -----------------        -------         --------  --------      -------      --------

     $  9.90 to $13.90         25,875           4.5       $12.82       25,875        $12.82
     $ 22.06 to $28.03        255,830           7.4       $24.47      131,106        $24.93
                              -------                                 -------
     $  9.90 to $28.03        281,705           7.2       $23.40      156,981        $22.93
                              =======                                 =======

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

   Changes in shares of restricted stock outstanding consisted of the following:

                                       2000     1999    1998
                                     ------   ------  ------
     Balance at beginning of year    13,500   13,500       -
      Granted                        21,400        -  13,500
      Forfeited                        (806)       -       -
                                     ------   ------  ------
     Balance at end of year          34,094   13,500  13,500
                                     ======   ======  ======

   The fair value per share of restricted stock granted in 2000 and 1998 was $22.06 and $28.03, respectively. Unearned compensation was charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of shareholders' equity in the Consolidated Balance Sheets as Unamortized Restricted Stock Awards, and is being amortized to expense over the respective four-year restricted periods.

 Stock-based compensation reflected in income was a charge of $255,000 in 2000, $89,000 in 1999, and a benefit of $163,000 in 1998. Had cost of the Company's stock-based compensation plans been determined based on the fair value of the instruments at the grant dates using the provisions of SFAS 123, the Company's net income and earnings per share would be the following pro forma amounts.


        (Thousands of dollars, except per share amounts)     2000     1999   1998
                                                            -------  ------  -----
        Net income
            As reported                                     $13,557  10,920  8,474
            Pro forma                                       $13,262  10,552  8,077

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000

Note 15 - Incentive Plans (cont.)

        (Thousands of dollars, except per share amounts)     2000  1999  1998
                                                            -----  ----  ----
        Basic earnings per share
            As reported                                     $ .93   .69   .48
            Pro forma                                       $ .90   .66   .45

        Dilutive earnings per share
            As reported                                     $ .93   .69   .48
            Pro forma                                       $ .90   .66   .45

 For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2000, 1999, and 1998, respectively: dividend yields of .97 percent, 1.01 percent, and .70 percent; expected volatility of 38.59 percent, 37.99 percent, and 25.22 percent; risk-free interest rates of 6.80 percent, 5.06 percent, and 5.74 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2000, 1999, and 1998 was $9.03, $9.42, and $8.62, respectively.

 Incentive Compensation Plan

 Cash Awards -- The Company has an Incentive Compensation Plan that provides for annual cash awards to officers, directors, and key employees based on actual results for a year compared to objectives established by the Executive Compensation Committee, which administers the Plan, at the beginning of that year. Initial awards under the Plan were granted in 1998, based on 1997 results of operations. Provisions for cash incentive awards of $722,000, $575,000, and $270,000 were recorded in 2000, 1999, and 1998, respectively.

Note 16 - Supplemental Cash Flows Disclosures

 Income taxes paid, net of refunds, were $1,079,000, $5,770,000, and $5,753,000 in 2000, 1999, and 1998, respectively. Interest paid, net of amounts capitalized, was $4,530,000, $4,074,000, and $1,285,000 in 2000, 1999, and
 1998, respectively.

 Noncash investing and financing activities excluded from the Consolidated Statements of Cash Flows were assumptions of owner-financed debt, in the amount of $696,000 in 1999 and $410,000 in 1998, related to acquisitions of land and timber-cutting rights.

 (Increases)/decreases in operating working capital other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

   (Thousands of dollars)                          2000     1999     1998
                                                -------   ------   ------
   Trade accounts receivable                    $   828     (652)    (224)
   Other receivables                             (3,467)     (13)  (1,031)
   Inventories                                    4,284   (3,560)   2,744
   Prepaid expenses and other current assets        691      300     (112)
   Trade accounts payable                          (248)     764     (377)
   Accrued liabilities                               (5)    (646)     526
                                                -------   ------   ------
                                                $ 2,083   (3,807)   1,526
                                                =======   ======   ======

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000

Note 17 - Earnings per Share

 The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:


   (Thousands of dollars)                         2000      1999     1998
                                                 -------   ------   ------
   Income/(loss) from continuing operations      $ 2,701   10,771    8,013
   Discontinued operations, net                   10,856      149      461
   Less preferred dividends                       (2,262)  (2,262)  (2,269)
                                                 -------   ------   ------

     Income available to common shareholders     $11,295    8,658    6,205
                                                 =======   ======   ======

   Weighted average number of common shares
     used in basic EPS                            12,176   12,503   12,812
   Effect of dilutive stock options                   10       16       18
                                                 -------   ------   ------
     Weighted average number of common
       shares and dilutive potential common
       stock used in EPS assuming dilution        12,186   12,519   12,830
                                                 =======   ======   ======

   Earnings per common share
     Basic
       Continuing operations                     $   .04      .68      .45
       Discontinued operations                       .89      .01      .03
                                                 -------   ------   ------
       Net income                                $   .93      .69      .48
                                                 =======   ======   ======

     Assuming dilution
       Continuing operations                     $   .04      .68      .45
       Discontinued operations                       .89      .01      .03
                                                 -------   ------   ------
       Net income                                $   .93      .69      .48
                                                 =======   ======   ======

Note 18 - Commitments and Contingencies

 Commitments -- Commitments for capital expenditures at December 31, 2000, were approximately $36,377,000 for timber and timberlands; $2,069,000 for property, plant, and equipment; and $14,226,000 for investment in real estate held for development and sale.

 Contingencies -- The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000


Note 19 - Business Segments

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

 The Company's four reporting segments consist of Deltic's three operating business units and its corporate function. Each reporting entity has a separate management team and infrastructure that offers different products and/or services.

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

 Real Estate operations, which currently include three separate real estate developments, add value to former timberland by developing it into upscale, planned residential and commercial developments. These developments, each of which is centered around a core amenity, are being developed in stages. To-date, real estate sales have consisted primarily of residential lots sold to builders or individuals, commercial site sales, and sales of undeveloped acreage. In addition, this segment currently leases retail space to third parties in a retail center constructed by the Company, and held for sale, in one of its developments. This segment also manages a real estate brokerage subsidiary which currently generates commission revenue by reselling existing homesites in one of the Company developments.

 Corporate operations consist primarily of the planning, accounting, information systems, human resources, treasury, income tax, and legal staff functions that provide support services to the operating business units. The Company currently does not allocate the cost of maintaining these support functions to its operating units.

 In August 2000, the Company's Board of Directors approved the disposal of Deltic's former Agriculture segment. As a result, operating results for the Agriculture segment are reported as discontinued operations, with prior years restated to conform to the current year presentation. (For additional information about the discontinuation of the Agriculture segment, see Note 2 - Discontinued Agriculture Segment.)

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

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000

Note 19 - Business Segments (cont.)

 Information about the Company's business segments consisted of the following:



 (Thousands of dollars)                                   2000           1999      1998
                                                       ----------       -------   -------
 Net sales
   Woodlands                                           $   41,483        31,776    26,780
   Mills                                                   64,870        83,490    65,857
   Real Estate                                             18,035        21,631    15,879
   Eliminations/1/                                        (14,857)      (11,887)   (7,832)
                                                       ----------       -------   -------
                                                       $  109,531       125,010   100,684
                                                       ==========       =======   =======
 Income/(loss) from continuing operations before
   income taxes
   Operating income
     Woodlands                                         $   28,675        20,305    20,547
     Mills                                                 (6,415)        6,500    (2,784)
     Real Estate                                            2,400         8,468     5,032
     Corporate                                             (6,475)       (5,836)   (5,004)
     Eliminations                                             (71)         (193)     (171)
                                                       ----------       -------   -------
       Operating income                                    18,114        29,244    17,620
   Equity in loss of Del-Tin Fiber                        (10,938)       (8,936)   (4,657)
   Interest income                                            517           254     1,122
   Interest and other debt expense                         (4,921)       (4,124)   (1,387)
   Other income/(expense)                                     340           352       321
                                                       ----------       -------   -------
                                                       $    3,112        16,790    13,019
                                                       ==========       =======   =======
 Total assets at year-end
   Woodlands                                           $  173,108       155,212   154,154
   Mills                                                   53,720        51,955    50,206
   Real Estate                                             35,593        39,450    34,223
   Corporate/2/                                            56,586/3/     17,421    21,564
                                                       ----------       -------   -------
     Total assets for continuing operations               319,007       264,038   260,147
   Discontinued agriculture operations                      3,626        13,860    12,397
                                                       ----------       -------   -------
                                                       $  322,633       277,898   272,544
                                                       ==========       =======   =======
 Depreciation, amortization, and
   cost of fee timber harvested
   Woodlands                                           $    7,513         5,258     2,481
   Mills                                                    4,518         4,162     3,673
   Real Estate                                                567           416       420
   Corporate                                                  231           276       243
                                                       ----------       -------   -------
                                                       $   12,829        10,112     6,817
                                                       ==========       =======   =======
 Capital expenditures
   Woodlands                                           $   24,975         8,541    59,839
   Mills                                                    8,386         7,949     7,918
   Real Estate                                              9,667        11,475    11,531
   Corporate                                                  320           124       524
                                                       ----------       -------   -------
     Capital expenditures for continuing operations        43,348        28,089    79,812
   Discontinued agriculture operations                         53           527       721
                                                       ----------       -------   -------
                                                       $   43,401        28,616    80,533
                                                       ==========       =======   =======

 /1/ Intersegment sales of timber from Woodlands to Mills.
 /2/ Includes investment in Del-Tin Fiber, an equity method investee, of $5,862,000, $3,727,000, and $6,699,000 at December 31, 2000, 1999, and
     1998, respectively. (For additional information regarding the financial position and results of operations of Del-Tin Fiber, see Note 4- Investment in Del-Tin Fiber.)
 /3/ Includes balance of farmland/timberland sales proceeds held by trustee of $16,317,000 and advances to accommodating title holders and Ashly Plantation minority owners of $16,364,000. (For additional information regarding the transactions resulting in these amounts, see Note 2 - Discontinued Agriculture Segment.)

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2000


Note 20 - Financial Results by Quarter (Unaudited)

(Thousands of dollars, except per share amounts)

                                                                 2000
                                              ---------------------------------------------
                                               First   Second    Third    Fourth
                                              Quarter  Quarter  Quarter   Quarter    Year
                                              -------   ------   ------    ------   -------
Net sales                                     $29,746   30,253   25,078    24,454   109,531
Operating income                              $ 6,138    6,706    4,027     1,243    18,114
Income/(loss) from continuing operations      $ 1,968    2,176       (7)   (1,436)    2,701
Income/(loss) from discontinued operations    $   214       66    7,359     3,217    10,856
Net income                                    $ 2,182    2,242    7,352     1,781    13,557
Earnings per common share
 Basic
  Continuing operations                       $   .11      .13     (.05)     (.17)      .04
  Discontinued operations                     $   .02      .01      .61       .27       .89
  Net income                                  $   .13      .14      .56       .10       .93
 Assuming dilution
  Continuing operations                       $   .11      .13     (.05)     (.17)      .04
  Discontinued operations                     $   .02      .01      .61       .27       .89
  Net income                                  $   .13      .14      .56       .10       .93
Dividends per common share                    $ .0625    .0625    .0625     .0625       .25
Market price per common share
 High                                         $ 24.00    23.00    21.63     24.19     24.19
 Low                                          $ 19.56    20.25    16.94     16.56     16.56
 Close, at period-end                         $ 23.69    21.38    16.94     23.88     23.88

                                                                  1999
                                              ---------------------------------------------
                                               First    Second    Third   Fourth
                                              Quarter  Quarter  Quarter   Quarter      Year
                                              -------   ------   ------    ------   -------
Net sales                                     $30,877   33,847   32,414    27,872   125,010
Operating income                              $ 8,679    8,026    6,116     6,423    29,244
Income/(loss) from continuing operations      $ 3,842    3,082    2,413     1,434    10,771
Income/(loss) from discontinued operations    $    53       20      (59)      135       149
Net income                                    $ 3,895    3,102    2,354     1,569    10,920
Earnings per common share
 Basic
  Continuing operations                       $   .26      .20      .15       .07       .68
  Discontinued operations                     $     -        -     (.01)      .01       .01
  Net income                                  $   .26      .20      .14       .08       .69
 Assuming dilution
  Continuing operations                       $   .26      .20      .15       .07       .68
  Discontinued operations                     $     -        -     (.01)      .01       .01
  Net income                                  $   .26      .20      .14       .08       .69
Dividends per common share                    $ .0625    .0625    .0625     .0625       .25
Market price per common share
 High                                         $ 25.63    28.50    26.81     27.06     28.50
 Low                                          $ 21.19    22.81    22.38     19.88     19.88
 Close, at period-end                         $ 23.75    26.94    22.75     21.88     21.88

                              REPORT OF MANAGEMENT
                              --------------------


The Shareholders
Deltic Timber Corporation:


The management of Deltic Timber Corporation has prepared and is responsible for the Company's consolidated financial statements. The statements are prepared in conformity with accounting principles generally accepted in the United States of America, appropriate in the circumstances. In preparing the financial statements, management has, when necessary, made judgments and estimates with consideration given to materiality.

The Company maintains internal control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use, that the accounting records accurately reflect business transactions, and that the transactions are in accordance with management's authorization. The design, monitoring, and revision of the systems of internal control involve, among other things, our judgment with respect to the relative cost and expected benefits of specific control measures. The Company also maintains an internal auditing function which monitors the effectiveness of the controls, while independently and systematically evaluating and formally reporting on the adequacy and effectiveness of components of the system.

The Company's consolidated financial statements have been audited by KPMG LLP, independent certified public accountants, who have expressed their opinion with respect to the fairness of the consolidated financial statements. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America, which include the consideration of the Company's internal controls to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management. The Board of Directors appoints the independent auditors; ratification of the appointment is solicited annually from the shareholders.

The Audit Committee of the Board of Directors is composed of directors who are not officers or employees of the Company. The Committee meets periodically with the certified public accountants, the Company's internal auditor, and representatives of management to review the Company's internal controls, the quality of its financial reporting, the scope and results of audits, and the independence of the external auditors. The Company's internal auditor and KPMG LLP have unrestricted access to the Committee, without management's presence, to discuss audit findings and other financial matters.


Clefton D. Vaughan
Vice President and Chief Financial Officer
February 9, 2001

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Deltic Timber Corporation:


We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deltic Timber Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP
Shreveport, Louisiana
February 9, 2001, except as to
 the first paragraph of Note 7,
 which is as of March 9, 2001

                       AUDIT COMMITTEE CHAIRMAN'S LETTER
                       ---------------------------------

The Shareholders
Deltic Timber Corporation:


The Audit Committee ("the Committee") of the Board of Directors is responsible for providing independent oversight of the Company's accounting functions and internal controls. The members of the Committee are selected by the Board of Directors. The Committee consists of five outside directors and operates under a written charter approved by the Board of Directors. (A copy of this charter is included in the Company's 2000 Proxy Statement.) The Committee met five times during 2000.

The Audit Committee also oversees the financial reporting process on behalf of the Board of Directors. As part of this responsibility, the Committee assessed the independence of the Company's external auditors, utilizing written disclosures received from such auditors as required by the Independence Standards Board, and recommended to the Board of Directors, subject to shareholder approval, the selection of the Company's external auditors. The Committee discussed the overall scope and specific plans for audit services with the Company's internal auditor and with KPMG LLP, the Company's external auditors. The Committee reviewed and discussed the quarterly financial statements prior to the filing of the Company's Form 10-Q's. In addition, the Committee also reviewed and discussed the Company's audited consolidated financial statements and adequacy of the Company's internal controls and discussed with KPMG LLP the matters required by Statements on Auditing Standards 61, Communication with Audit Committees. The Committee also met with the internal auditor and KPMG LLP, without management present, to discuss the results of their respective audits, their consideration of the Company's internal controls, and the overall quality of the Company's financial reporting. The meetings were also designed to facilitate any private communication with the Committee desired by the internal auditor or KPMG LLP.

Based upon these reviews and discussions, the Audit Committee approved the accompanying audited financial statements for inclusion in the annual report on Form 10-K filed with the Securities and Exchange Commission.



John C. Shealy
Chairman, Audit Committee
February 28, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

     The sections entitled "Nominees For Election as Directors" and "Directors Whose Term of Office Continues" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on April 26, 2001, sets forth certain information with respect to the directors of the registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

Item 11.   Executive Compensation

     The information required by Item 11 is incorporated by reference to the definitive form of the Proxy Statement which was filed with the SEC on March 23, 2001.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated by reference to the definitive form of the Proxy Statement which was filed with the SEC on March 23, 2001.

Item 13.   Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference to the definitive form of the Proxy Statement which was filed with the SEC on March 23, 2001.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     a. Financial Statements, Schedules and Exhibits.

        1. Consolidated Financial Statements.

           Consolidated Balance Sheets - December 31, 2000 and 1999.

           Consolidated Statements of Income for the Years Ended December 31, 2000, 1999, and 1998.

           Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998.

           Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998.

           Notes to Consolidated Financial Statements, including Consolidated Quarterly Income Information (unaudited).

           Independent Auditors' Report on Consolidated Financial Statements.

        2. Financial Statement Schedules.

           Financial Statements of Del-Tin Fiber L.L.C., an affiliate accounted for by the equity method, which constituted a significant subsidiary for the years ended December 30, 2000 and January 1, 2000.

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

           23.2 Independent auditors' consent related to report on financial statements of Del-Tin Fiber L.L.C., included elsewhere herein.

           99 Form 11-K, Annual Report for the fiscal year ended December 31, 2000, covering Thrift Plan of Deltic Timber Corporation. To be filed as an amendment of this Annual Report on Form 10-K, not later than 180 days after December 31, 2000.

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

DELTIC TIMBER CORPORATION



By:        /s/ Ron L. Pearce                    Date:      March 28, 2001
   -------------------------------------            ---------------------------
         Ron L. Pearce, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2001 by the following persons on behalf of the registrant and in the capacities indicated.



         /s/ Robert C. Nolan                         /s/ J. Thurston Roach
----------------------------------------       --------------------------------
Robert C. Nolan, Chairman and Director            J. Thurston Roach, Director



           /s/ Ron L. Pearce                         /s/ O. H. Darling, Jr.
----------------------------------------       --------------------------------
   Ron L. Pearce, President and Chief             O. H. Darling, Jr., Director
      Executive Officer and Director
       (Principal Executive Officer)



         /s/ R. Madison Murphy                        /s/ John C. Shealy
----------------------------------------       --------------------------------
      R. Madison Murphy, Director                  John C. Shealy, Director



      /s/ R. Hunter Pierson, Jr.                     /s/ Clefton D. Vaughan
----------------------------------------       --------------------------------
   R. Hunter Pierson, Jr., Director                    Clefton D. Vaughan,
                                                         Vice President,
                                                  Finance and Administration
                                                (Principal Financial Officer)



        /s/ Christoph Keller, III                      /s/ Emily R. Evers
----------------------------------------       --------------------------------
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

                     December 30, 2000 and January 1, 2000

                  (With Independent Auditors' Report Thereon)

                         Independent Auditors' Report
                         ----------------------------



The Board of Managers
Del-Tin Fiber L.L.C.:


We have audited the accompanying balance sheets of Del-Tin Fiber L.L.C. as of December 30, 2000 and January 1, 2000, and the related statements of operations, cash flows, and members' capital for each of the fiscal years in the three-year period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del-Tin Fiber L.L.C. as of December 30, 2000 and January 1, 2000, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements and, accordingly, we express no opinion on it.


KPMG LLP
Shreveport, Louisiana
January 24, 2001

                             DEL-TIN FIBER L.L.C.
                                Balance Sheets
                           At year-end 2000 and 1999


                                                                                    2000                    1999
                                                                              -----------------       -----------------
Assets
    Current assets
      Cash and cash equivalents                                              $         469,916        $        393,384
      Accounts receivable, Temple-Inland                                             1,039,162               1,742,094
      Other receivables                                                                810,877               1,207,623
      Inventories                                                                    3,412,046               3,327,767
      Prepaid expenses and other current assets                                        131,116                  83,280
                                                                              -----------------       -----------------
        Total current assets                                                         5,863,117               6,754,148

    Debt service reserve funds                                                       3,423,262               3,235,250
    Property, plant, and equipment - net                                            95,570,890              98,491,679
    Deferred debt costs - net                                                        1,227,033               1,472,440
                                                                              -----------------       -----------------
        Total assets                                                          $    106,084,302        $    109,953,517
                                                                              =================       =================

Liabilities and Members' Capital
    Current liabilities
      Bank overdraft                                                          $        978,129        $              -
      Accounts payable and accrued expenses                                          3,580,084               6,355,601
      Notes payable                                                                          -        $      6,000,000
                                                                              -----------------       -----------------
        Total current liabilities                                                    4,558,213              12,355,601

    Long-term debt                                                                  89,000,000              89,000,000
    Other noncurrent liabilities                                                         6,632                   9,577
                                                                              -----------------       -----------------
        Total liabilities                                                           93,564,845             101,365,178

    Members' capital                                                                12,519,457               8,588,339
                                                                              -----------------       ----------------
        Total liabilities and members' capital/(deficit)                      $   106,084,302         $    109,953,517
                                                                              =================       ================



See accompanying notes to financial statements.

                             DEL-TIN FIBER L.L.C.
                           Statements of Operations
                      For the years 2000, 1999, and 1998


                                                                   2000                 1999                1998
                                                              ---------------       --------------     ---------------
Net sales                                                     $    31,070,583       $   30,472,126     $     7,364,998
Costs and expenses
    Cost of sales                                                  40,250,005           35,123,296          13,236,147
    Depreciation                                                    4,569,767            4,150,633           1,473,448
    Selling, general, and administrative expenses                   1,321,644            1,395,167             374,653
                                                              ---------------       --------------     ---------------
        Total costs and expenses                                   46,141,416           40,669,096          15,084,248
                                                              ---------------       --------------     ---------------

        Loss from operations                                      (15,070,833)         (10,196,970)         (7,719,250)

Interest income                                                       207,109              271,279             105,221
Interest and other debt expense                                    (7,011,158)          (6,807,283)         (2,563,676)
                                                              ---------------       --------------     ---------------
        Net loss                                              $   (21,874,882)      $  (16,732,974)    $   (10,177,705)
                                                              ==============        ==============     ===============

                             DEL-TIN FIBER L.L.C.
                           Statements of Cash Flows
                        For the years 2000, 1999, 1998


                                                                   2000                 1999                1998
                                                             -----------------    -----------------   -----------------
Cash flows from operating activities
    Net loss                                                 $    (21,874,882)    $    (16,732,974)   $    (10,177,705)
    Adjustments to reconcile net loss to net cash
      used in operating activities
        Depreciation expense                                        4,569,767            4,150,633           1,473,448
        Net loss on sale of assets                                     72,327                    -                   -
        Amortization of debt issuance cost                            245,407              244,601                   -
        Changes in current assets and liabilities,
           other than cash and cash equivalents
             (Increase)/decrease in trade accounts receivable         702,932             (740,174)         (1,001,920)
             (Increase)/decrease in other receivables                 396,746              314,752          (1,349,063)
             (Increase)/decrease in inventories                       (84,279)             269,721          (3,230,928)
             (Increase)/decrease in prepaid assets
                and other current assets                              (47,836)              (9,383)            (73,897)
             Increase/(decrease) in accounts payable
                and accrued expenses                               (2,503,325)             551,208           1,504,671
             Increase/(decrease) in retainage payable                       -                    -             (17,832)
             Other                                                     (2,945)               9,577              17,832
                                                             ----------------     ----------------    ----------------
                Net cash used in operating activities             (18,526,088)         (11,942,039)        (12,855,394)
                                                             ----------------     ----------------    ----------------

Cash flows from investing activities
    Capital expenditures requiring cash                            (2,174,986)          (4,495,518)        (26,043,275)
    Proceeds from sale of assets                                      181,489                    -                   -
    Net (increase)/decrease in funds held by trustee                        -            3,323,059           6,617,122
                                                             ----------------     ----------------    ----------------
                Net cash used in investing activities              (1,993,497)          (1,172,459)        (19,426,153)
                                                             ----------------     ----------------    ----------------

Cash flows from financing activities
    Proceeds from issuance of notes payable                         4,000,000            6,000,000          13,000,000
    Proceeds from issuance of bonds                                         -                    -          60,000,000
    Advances from Deltic Timber Corporation                                 -                    -           2,000,000
    Repayments of notes payable                                   (10,000,000)          (5,000,000)        (60,100,000)
    Repayments of advances from Deltic Timber
      Corporation                                                           -                    -          (5,600,000)
    Increase/(decrease) in bank overdraft                             978,129                    -                   -
    Net (increase)/decrease in debt service reserve funds            (188,012)            (151,250)         (3,084,000)
    Payment of debt issuance costs                                          -              (78,319)           (459,128)
    Capital contributions by members                               25,806,000           11,590,000          18,500,000
                                                             ----------------     ----------------    ----------------
                Net cash provided by financing activities          20,596,117           12,360,431          24,256,872
                                                             ----------------     ----------------    ----------------

                Net increase/(decrease) in cash and
                   cash equivalents                                    76,532             (754,067)         (8,024,675)
Cash and cash equivalents at beginning of period                      393,384            1,147,451           9,172,126
                                                             ----------------     ----------------    ----------------
Cash and cash equivalents at the end of period               $        469,916     $        393,384    $      1,147,451
                                                             ================     =================   =================

See accompanying notes to financial statements.

                             DEL-TIN FIBER L.L.C.
                        Statements of Members' Capital
                      For the years 2000, 1999, and 1998



Balance at January 1, 1998                                $    (270,576)

    Net loss                                                (10,177,705)

    Capital contributions                                    24,179,594
                                                          -------------

Balance at December 31, 1998                                 13,731,313

    Net loss                                                (16,732,974)

    Capital contributions                                    11,590,000
                                                          -------------

Balance at January 1, 2000                                    8,588,339

    Net loss                                                (21,874,882)

    Capital contributions                                    25,806,000
                                                          -------------

Balance at December 30, 2000                              $  12,519,457
                                                          =============

See accompanying notes to financial statements.

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                               December 30, 2000


Note 1  -  Summary of Significant Accounting Policies

   Description of Business

   Del-Tin Fiber L.L.C. ("Del-Tin" or the "Company") is an Arkansas limited liability company organized in February 1995 and is equally owned by Temple-Inland Forest Products Corporation ("Temple-Inland"), a Delaware corporation, and Deltic Timber Corporation ("Deltic"), a Delaware corporation. Del-Tin is to exist until December 31, 2024, unless the Company is earlier dissolved in accordance with either the provisions of the Operating Agreement or the Arkansas Small Business Entity Tax Pass Through Act. The business of the Company is to manufacture, distribute, and sell medium density fiberboard ("MDF") under the trade name "Solidium". Within the United States, MDF is sold primarily to manufacturers and distributors of laminated flooring, furniture, cabinets, fixtures, and molding.

   Under the terms of a separate Fiber Supply Agreement, Deltic will be the preferred supplier of wood fiber, consisting of sawdust, shavings, and chips. Del-Tin will purchase the majority of residual chips produced by Deltic's Waldo, Arkansas, sawmill, at a delivered price that approximates the weighted average delivered price of like-kind residual chips available to Del-Tin from third parties in the area. Del-Tin will also have first call on residual chips from Deltic's sawmill in Ola, Arkansas.

   Under the terms of a separate MDF Marketing Agreement, Temple-Inland will serve as the exclusive marketing agent for all MDF produced at the facility for a period of five years from the first day of production of MDF. The MDF Marketing Agreement shall be automatically extended for successive five year periods unless either party elects not to extend.

   Accounting Period

   During 1999, the Company's Board of Managers approved the change of Del-Tin's accounting period from a calendar year to a fiscal year. The Company's fiscal year is the 52 or 53-week period ending the Saturday closest to December 31. Fiscal years 2000 and 1999 ended on December 30, 2000, and January 1, 2000, respectively. Reference to years in these financial statements relate to fiscal years rather than calendar year.

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

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                               December 30, 2000


Note 1 - Summary of Significant Accounting Policies (continued)

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

   Long-lived assets are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and accordingly the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. The Company recorded no such impairment in 2000, 1999, or 1998.

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

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                               December 30, 2000


Note 1 - Summary of Significant Accounting Policies (continued)

   Impact of Recent Accounting Pronouncements

   In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS 138, Accounting for Certain Derivative Instruments and certain Hedging Transactions, an amendment of FASB SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. The Company is required to and will adopt SFAS 133 effective December 31, 2000; however, the effect of adopting SFAS 133 will not be material to the Company's financial position or results of operations based on the Company's current level of derivative and hedging activities.

   Use of Estimates

   Management of the Company has made a number of estimates and assumptions, relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   Reclassifications

   Certain prior year amounts have been reclassified to conform with the 2000 presentation format.


Note 2  -  Inventories

   Inventories at year-end consisted of the following:

                                                       2000           1999
                                                   ------------   ------------

     Raw materials                                 $    212,919   $    477,151
     Work in progress / finished goods                  714,553        804,125
     Spare parts                                      2,462,071      1,952,964
     Operating materials and supplies                    22,503         93,527
                                                   ------------   ------------
                                                   $  3,412,046   $  3,327,767
                                                   ============   ============
Note 3  -  Property, Plant, and Equipment

   Property, plant, and equipment at year-end consisted of the following:

                                                       2000           1999
                                                   ------------   ------------

     Land                                          $    331,789   $    331,789
     Buildings                                        7,501,051      7,507,438
     Land improvements                                2,593,030      2,544,454
     Machinery and equipment                         94,111,579     90,347,402
     Vehicles                                            31,628         11,038
     Construction-in-progress                         1,172,294      3,373,638
                                                   ------------   ------------
                                                    105,741,371    104,115,759
     Less accumulated depreciation                  (10,170,481)    (5,624,080)
                                                   ------------   ------------
                                                   $ 95,570,890   $ 98,491,679
                                                   ============   ============

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                               December 30, 2000


Note 3  -  Property, Plant, and Equipment (continued)

   Depreciation expense totaled $4,569,767, $4,150,633, and $1,473,448 for 2000,
   1999, and 1998, respectively.

   During the construction period of the Company's primary plant facility, applicable interest expense was capitalized, net of interest income on invested debt proceeds. Such amounts capitalized during 1998 were $4,863,715.

Note 4  -  Indebtedness and Financing Arrangements

   Long-term debt at year-end consisted of the following:

                                                       2000          1999
                                                    -----------  -----------
       Union County, Arkansas Taxable Industrial
        Development Revenue Bonds
        (Del-Tin Fiber Project) 1998 Series,
        due October 1, 2027                         $60,000,000  $60,000,000

       Union County, Arkansas Solid Waste
        Disposal Revenue Bonds
        (Del-Tin Fiber Project) 1997 Series A,
        due October 1, 2027                          14,500,000   14,500,000

       Union County, Arkansas Solid Waste
        Disposal Revenue Bonds
        (Del-Tin Fiber Project) 1997 Series B,
        due October 1, 2027                          14,500,000   14,500,000
       Notes payable                                          -    6,000,000
                                                    -----------  -----------
       89,000,000                                    95,000,000
       Less:  Notes payable                                   -   (6,000,000)
         Current maturities of long-term debt                 -            -
                                                    -----------  -----------
       Long-term debt, excluding current
        installments                                $89,000,000  $89,000,000
                                                    ===========  ===========


   Sinking fund requirements for the next five years are $4,183,000 in 2001, $7,342,500 in 2002, and $8,677,500 in 2003, $9,790,000 in 2004 and
   $59,007,000 in 2005. (For additional information regarding financial instruments, see Note 5 - Fair Value of Financial Instruments.)

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

                              DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                               December 30, 2000


Note 4  -  Indebtedness and Financing Arrangements (continued)

        Date for either or both commitments may be annually extended if the Company so requests and all the Lenders agree. In any case, the Termination Date may not be extended beyond the Stated Maturity Date.

            The Working Capital Commitment -- The Company may from time to time receive working capital loans from the Lenders, and the amount so loaned may be borrowed, repaid, and reborrowed at the Company's discretion. However, the aggregate amount of working capital loans outstanding must not be more than (1) the Working Capital Commitment Amount at any time and (2) zero ($0) for 30 consecutive days in each year of the working capital commitment following 1999. During 1999, the Working Capital Commitment had to be no more than $5 million for 30 consecutive days. Any unpaid principal and interest on working capital loans is due and payable at the termination of the working capital loan commitment. At January 1, 2000, there was one working capital loan outstanding in the amount of $6,000,000, bearing interest at a rate of 7.9 percent and no amounts outstanding at December 30, 2000.

            The Letter of Credit Commitment -- Three letters of credit have been issued pursuant to the Credit Facility in the aggregate stated amount of $89,824,657 as of December 30, 2000. The letters of credit have a stated expiration of December 17, 2001. Under the Credit Facility, the letters of credit may be extended to the extent that the Termination Date of the letter of credit commitment is extended. If the letters of credit expire before the Stated Maturity Date and are not renewed or replaced, the Lenders will make loans to the Company to purchase the Bonds. Any such loans would be finally due and payable at the Stated Maturity Date.

            The three letters of credit provide a payment mechanism for the Bonds and security for the Bondholders. Two of the letters of credit were issued to replace letters of credit supporting the Tax Exempt Bonds previously issued under the Interim Credit Facilities (described below) and the third was issued to provide initial letter of credit support for the Taxable Bonds. On December 30, 2000, the maximum amount available to be drawn was $14,639,041 under each of the two letters of credit supporting the Tax Exempt Bonds and $60,546,575 under the letter of credit supporting the Taxable Bonds. The maximum amount available to be drawn under the letters of credit cover the principal amount of the relevant Bonds, plus an additional amount to cover interest.

            Security for the Permanent Credit Facility -- Substantially all of the Company's assets are pledged to the Lenders as security for the Credit Facility. The Credit Facility requires the Company to maintain debt service reserve funds in an amount equal to six months' debt service. The debt service to be reserved against includes all required payments for principal (other than for working capital loans), sinking fund requirements, interest, and fees under both the Credit Facility and the Bonds. At December 30, 2000, the Company had a debt service reserve fund deficiency totaling $2,103,216. In accordance with the Credit Facility, the Company must cure the debt service reserve deficiency by March 31, 2001. The Company plans to cure the deficiency by March 31, 2001, with capital contributions from the members. The funds in the debt service reserve bank accounts may be withdrawn solely to pay debt service to the extent sufficient funds are not available in the Company's operating account. The total amount in the debt service reserve funds as of December 30, 2000, was $3,423,262 and has been classified as noncurrent on the Balance Sheet due to the restriction placed on the funds.

                              DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                               December 30, 2000

Note 4  -  Indebtedness and Financing Arrangements (continued)

            The Credit Facility requires the Company to make quarterly deposits into two sinking funds beginning in the first quarter of 2001. Failure to make such deposits is a default under the Credit Facility. The amount of the required deposits increases over the term of the Credit Facility, from $1,045,750 per quarter in 2001, to $3,115,000 per quarter beginning in 2005.

            In the fourth quarter of 2005, the Company must deposit $49,662,000 into the sinking funds. The Company may not withdraw amounts deposited in the sinking funds during the term of the Credit Facility.

            As further security for the Credit Facility, each member has agreed
            (1) to provide to the Company up to $17,500,000 (for a combined total of $35,000,000) in the form of additional cash equity contributions or subordinated loans, if and to the extent, that the Company is in default under the Credit Facility; or a deficiency exists in the Credit Facility debt service reserve funds or sinking funds; and (2) to pay to the Company in the form of additional cash equity contributions or subordinated loans, the member's prorata portion of the difference between the Company's projected operating cash flow at 90 percent of rated capacity, and the Company's projected operating cash flow at the production rate actually achieved by the Company (the "Operating Cash Flow Variance"), if, and to the extent that, the Company still does not have sufficient funds to pay debt service. The members will no longer be obligated to pay the Operating Cash Flow Variance once the plant successfully completes a minimum production test, planned during 2001.

        In connection with the Credit Facility, and with the issuance of the Bonds, the Company incurred approximately $1,639,000 in related costs. Such costs are included in the Balance Sheet in Deferred Debt Costs and are being amortized on a straight-line basis over the life of the Credit Facility.

        The Company has only limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks.

        Interest rate swap agreements are used to reduce the potential impact of increases in interest rates of variable-rate long-term debt. Effective March 2, 1999, the Company entered into an interest rate swap agreement which converts $60,000,000 of its long-term debt into fixed-rate obligations with an effective rate of 5.655 percent. This swap agreement expires on March 1, 2002.

        The fair value of interest rate swap agreements was $729,834 and $954,200 at December 30, 2000 and January 1, 2000, respectively. Current market pricing models were used to estimate fair values of interest rate swap agreements.

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

                              DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                               December 30, 2000


Note 4  -  Indebtedness and Financing Arrangements (continued)

        payment of all amounts owing under the Bonds to the bondholders. The Company's indebtedness has been presented in these financial statements as though the Company was directly liable for the Bonds.

        The Bonds currently bear interest at a variable rate determined weekly by the remarketing agent of the respective Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The maximum interest rate for the Tax Exempt Bonds is ten percent and 9.5 percent for the Taxable Bonds. The interest rate on the Tax Exempt Bonds at year-end 2000 and 1999 was
        5.0 percent and 5.6 percent, respectively. The interest rate on the Taxable Bonds at year-end 2000 and 1999 was 6.8 percent and 6.6 percent, respectively.

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

Note 5  -  Fair Value of Financial Instruments

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at year-end 2000 and 1999. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                 2000                    1999
                                        ----------------------  ----------------------
                                         Carrying       Fair     Carrying      Fair
                                          Amount       Value      Amount       Value
                                        ----------  ----------  ----------  ----------
         Financial assets
          Cash and cash equivalents     $  469,916  $  469,619  $  393,384  $  393,384
          Trade accounts receivable      1,039,162   1,039,162   1,742,094   1,742,094
          Other receivables                810,877     810,877   1,207,623   1,207,623
          Debt service reserve funds     3,423,262   3,423,262   3,235,250   3,235,250

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                               December 30, 2000


Note 5  -  Fair Value of Financial Instruments (continued)

                                                2000                    1999
                                      ----------------------  ----------------------
                                       Carrying      Fair      Carrying      Fair
                                        Amount       Value      Amount       Value
                                      ----------  ----------  ----------  ----------
             Financial liabilities
              Bank overdraft             978,129     978,129           -           -
              Accounts payable and
                accrued expenses       3,580,084   3,580,084   6,355,601   6,355,601
              Notes payable                    -           -   6,000,000   6,000,000
                Long-term debt        89,000,000  89,000,000  89,000,000  89,000,000

     The carrying amounts shown in the table are included in the Balance Sheets under the indicated captions.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         . Cash and Cash Equivalents, Trade Accounts Receivable, Other Receivables, Bank Overdraft, Accounts Payable, Accrued Expenses, and Notes Payable --The carrying amounts approximate fair value because of the short maturity of these instruments.

         . Debt Service Reserve Funds -- The carrying amount approximates fair value since the interest earned on these deposits fluctuates with changes in current market rates.

         . Long-term debt, including current maturities -- The fair value at year-end is estimated based on current rates at which the Company could borrow funds with similar remaining maturities.

Note 6  -  Lease Commitments

     The Company is obligated under noncancelable operating leases for various equipment.

     As of December 30, 2000, future minimum lease commitments under noncancelable operating leases consisted of the following:

                        2001               $85,768
                        2002                22,565

     Rent expense for all operating leases was $381,024 in 2000, $244,950 in 1999, and $195,430 in 1998.

Note 7  -  Related-Party Transactions

     The Company is assessed a fee for marketing services provided by Temple-Inland. This expense amounted to $550,951 in 2000, $959,160 in 1999, and $227,036 in 1998, and is included in Selling, General, and Administrative Expenses in the accompanying Statements of Operations. In addition, Del-Tin reimburses Temple-Inland for advertising arranged on behalf of the Company's Solidium brand and for a portion of expenses that Temple-Inland incurs for general advertising for MDF. These costs amounted to $68,491 in 2000, $252,418 during 1999 and zero in 1998, and are included in Selling, General, and Administrative Expenses in the accompanying Statements of Operations. The Company is also assessed a fee for computer services by Temple-Inland. This fee amounted to $75,000 in 2000 and 1999, and $62,500 in 1998, and is included in Selling, General, and

                              DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                               December 30, 2000


Note 7  -  Related-Party Transactions (continued)

     Administrative Expenses in the accompanying Statements of Operations. As of December 30, 2000, the Company's balance due Temple-Inland totaled $46,563.

     Under the terms of the MDF Marketing Agreement, the Company's sales are processed by Temple-Inland. A corresponding receivable is recorded by the Company equal to the outstanding trade receivable balance maintained by Temple-Inland. Funds are transferred to the Company from Temple-Inland based on previous weeks sales. All credit risk relating to the Company's trade receivables remains with Temple-Inland. As of December 30, 2000, and January 1, 2000, the Company's balance due from Temple-Inland relating to the trade receivables was $1,039,162 and 1,742,094, respectively.

     The Company purchases raw materials from Deltic. Total purchases of bark and chips amounted to $3,620,168 in 2000, $4,287,411 for the year of 1999, and $2,126,000 during 1998. In relation to these purchases, the Company had no outstanding balance payable to Deltic at December 30, 2000.

     The Company had sales of MDF to Temple-Inland totaling $861,265 in 2000, $410,181 for 1999, and $49,567 in 1998, which are included in Net Sales in the accompanying Statements of Operations. In relation to these sales, Del-Tin had a receivable of $21,600 from Temple-Inland at December 30, 2000.

Note 8  -  Supplemental Cash Flows Disclosures

     Interest paid, net of amounts capitalized, was $7,025,305 in 2000, $6,270,375 in 1999, and $2,548,434 in 1998. Noncash investing and financing activities, excluded from the Statements of Cash Flows, were: (1) assumptions of accounts payable of $4,048,411 in 1998 related to capital expenditures for additions of property, plant, and equipment and (2) non-cash capital contributions by the members during 1998 for payment of debt amounting to $4,500,000 and for debt costs paid on behalf of the Company of $1,179,594.

Note 9  -  Subsequent Event

     On January 25, 2001, the members of the company announced that Del-Tin would temporarily cease operations effective January 29, 2001. The decision to temporarily shut down the plant resulted from a weak sales market for MDF and increased natural gas cost. A $2,800,000 capital project to modify the Company's heat energy system will be implemented while the plant is not operating. The Company's management expects to resume operations in June 2001, following the completion of this capital project. Both members of the Company have committed to continue to fund Del-Tin during the shutdown period.

Note 10  -  Liquidity

     The Company has continued to incur significant operating losses and accordingly has required substantial financial support from its members. While management anticipates profitable operations in the future, immediate and continued support from the members will be required to ensure the Company is able to meet its obligations as they become due, including required deposits to the debt sinking funds. The members have committed to provide such support to the Company.

                                                                     Schedule 1

                             DEL-TIN FIBER L.L.C.
        Schedule 1 - Supplemental Information Concerning Cost of Sales
                     For the years of 2000, 1999, and 1998
                                  (Unaudited)

                                                      2000                 1999                1998
                                                -----------------    -----------------   -----------------
Cost of raw wood                                $      8,254,660     $      8,613,462    $      3,041,231
Cost of other raw materials                            6,454,658            5,766,912           2,180,285
Change in inventories                                     89,645              791,863          (1,595,988)
Salaries, labor, and benefits                          5,159,614            5,362,838           3,191,374
Utilities                                              5,496,526            4,749,721           2,290,790
Gas                                                    3,806,766            2,038,940           1,545,339
Fuel                                                   1,234,354              801,919             133,244
Maintenance and repairs                                4,497,590            2,908,656             781,013
Operating materials and supplies                       2,113,863            1,640,540             825,520
Other                                                  3,142,329            2,448,445             843,339
                                                -----------------    -----------------   -----------------
                                                $     40,250,005     $     35,123,296    $     13,236,147
                                                =================    =================   =================

See accompanying Independent Auditors' Report