Form 10-K405/A
period 2000-12-31
DELTIC TIMBER CORP
filed 2001-04-12
CIK 1022469

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


DELTIC TIMBER CORPORATION



By:      /s/ Ron L. Pearce                Date:  April 11, 2001
   -----------------------------------          -----------------------
     Ron L. Pearce, President
   (Principal Executive Officer)


By:      /s/ Clefton D. Vaughan           Date:  April 11, 2001
   -----------------------------------          -----------------------
   Clefton D. Vaughan, Vice President,
       Finance and Administration
      (Principal Financial Officer)


By:       /s/ Emily R. Evers              Date:  April 11, 2001
   -----------------------------------          -----------------------
       Emily R. Evers, Controller
     (Principal Accounting Officer)