Form 10-Q
period 2001-03-31
DELTIC TIMBER CORP
filed 2001-05-10
CIK 1022469

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

Number of shares of Common Stock, $.01 Par Value, outstanding at April 30, 2001, was 11,886,823.




================================================================================

            TABLE OF CONTENTS - FIRST QUARTER 2001 FORM 10-Q REPORT

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


                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     ------------------------------------
                            (Thousands of dollars)

                                                             March 31,   Dec. 31,
                                                                2001       2000
                                                              --------    -------
                                                            (unaudited)
Assets
 Current assets
   Cash and cash equivalents                                  $  5,454      2,712
   Trade accounts receivable - net                               5,088      3,820
   Other receivables                                             6,253      4,807
   Inventories                                                   4,169      5,127
   Prepaid expenses and other current assets                       992        583
                                                              --------    -------
     Total current assets                                       21,956     17,049

 Investment in real estate held for development and sale        34,676     34,100
 Investment in Del-Tin Fiber                                     7,369      5,862
 Other investments and noncurrent receivables                   20,123     35,884
 Timber and timberlands - net                                  210,380    181,398
 Property, plant, and equipment - net                           40,719     45,206
 Deferred charges and other assets                               2,382      3,134
                                                              --------    -------

     Total assets                                             $337,605    322,633
                                                              ========    =======
Liabilities and Stockholders' Equity
 Current liabilities
   Current maturities of long-term debt                       $     32        160
   Notes payable                                                     -        800
   Trade accounts payable                                        2,134      2,936
   Accrued taxes other than income taxes                         1,400      1,072
   Bank overdraft                                                    -      1,384
   Deferred revenues and other accrued liabilities               2,682        611
                                                              --------    -------
     Total current liabilities                                   6,248      6,963

 Long-term debt                                                 92,088     87,410
 Deferred tax liabilities                                       20,089     13,014
 Other noncurrent liabilities                                    5,444      8,412
 Redeemable preferred stock                                     30,000     30,000
 Stockholders' equity
   Preferred stock                                                   -          -
   Common stock                                                    128        128
   Capital in excess of par value                               68,757     68,757
   Retained earnings                                           136,165    128,290
   Unamortized restricted stock awards                            (419)      (472)
   Treasury stock                                              (20,895)   (19,869)
                                                              --------    -------
     Total stockholders' equity                                183,736    176,834
                                                              --------    -------

     Total liabilities and stockholders' equity               $337,605    322,633
                                                              ========    =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
                         Three Months Ended March 31,
               ------------------------------------------------
               (Thousands of dollars, except per share amounts)



                                                                    2001     2000
                                                                  -------   ------
Net sales                                                        $ 22,494   29,746
                                                                  -------   ------
Costs and expenses
 Cost of sales                                                     11,775   17,481
 Depreciation, amortization, and cost of fee timber harvested       4,465    3,857
 General and administrative expenses                                1,648    2,270
                                                                  -------   ------

   Total costs and expenses                                        17,888   23,608
                                                                  -------   ------

   Operating income                                                 4,606    6,138

Equity in loss of Del-Tin Fiber                                    (2,489)  (2,252)
Interest income                                                       618       55
Interest and other debt expense                                    (1,595)  (1,030)
Other income/(expense)                                                 73       82
                                                                  -------   ------

Income from continuing operations before income taxes               1,213    2,993

Income taxes                                                         (238)  (1,025)
                                                                  -------   ------

Income from continuing operations                                     975    1,968
                                                                  -------   ------

Discontinued operations
 Income from discontinued agriculture operations,
   net of income taxes                                                  -      214
 Gain on disposal of agriculture segment, net of income taxes       8,212        -
                                                                  -------   ------

Income from discontinued operations                                 8,212      214
                                                                  -------   ------

   Net income                                                    $  9,187    2,182
                                                                  =======   ======

Earnings per common share
 Basic
   Continuing operations                                         $    .03      .11
   Discontinued operations                                            .69      .02
                                                                  -------   ------
   Net income                                                    $    .72      .13
                                                                  =======   ======
 Assuming dilution
   Continuing operations                                         $    .03      .11
   Discontinued operations                                            .69      .02
                                                                  -------   ------
   Net income                                                    $    .72      .13
                                                                  =======   ======

Dividends declared per common share                              $  .0625    .0625
                                                                  =======   ======

Average common shares outstanding (thousands)                      11,923   12,374
                                                                  =======   ======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                          Three Months Ended March 31,
                ----------------------------------------------
                            (Thousands of dollars)


                                                                     2001     2000
                                                                   --------   ------
Operating activities
 Net income                                                       $   9,187    2,182
 Adjustments to reconcile net income to
   net cash provided/(required) by operating activities
   Depreciation, amortization, and cost of fee timber harvested       4,465    3,999
   Deferred income taxes                                              7,075      609
   Gain from disposal of agriculture segment assets                 (13,364)       -
   Real estate costs recovered upon sale                                998    1,107
   Timberland costs recovered upon sale                                 448        -
   Equity in loss of Del-Tin Fiber                                    2,489    2,252
   (Increase)/decrease in operating working capital
     other than cash and cash equivalents                            (1,911)   2,791
   Other                                                               (272)     415
                                                                   --------   ------
     Net cash provided/(required) by operating activities,
       including discontinued operations                              9,115   13,355
                                                                   --------   ------

Investing activities
 Capital expenditures requiring cash                                (32,699)  (6,968)
 Net change in purchased stumpage inventory                          (2,058)  (1,848)
 Advances to Del-Tin Fiber                                           (3,953)    (775)
 Purchases of U.S. government securities                                  -      (12)
 Maturities of U.S. government securities                                 -      948
 Proceeds from disposal of agriculture segment assets                17,831        -
 Increase/(decrease) in farmland sale contract deposits              (1,455)       -
 (Increase)/decrease in funds held by trustee                         7,713        -
 Receipts of/(additions to) noncurrent receivables                    8,046      (27)
 Other - net                                                            174      399
                                                                   --------   ------
     Net cash provided/(required) by investing activities,
       including discontinued operations                             (6,401)  (8,283)
                                                                   --------   ------

Financing activities
 Proceeds from borrowings                                            10,533        -
 Repayments of notes payable and long-term debt                      (6,783)    (181)
 Treasury stock purchases                                            (1,026)  (2,079)
 Increase/(decrease) in bank overdraft                               (1,384)      (6)
 Preferred stock dividends paid                                        (566)    (566)
 Common stock dividends paid                                           (746)    (773)
                                                                   --------   ------
     Net cash provided/(required) by financing activities,
       including discontinued operations                                 28   (3,605)
                                                                   --------   ------

Net increase/(decrease) in cash and cash equivalents                  2,742    1,467
Cash and cash equivalents at January 1                                2,712    4,782
                                                                   --------   ------

Cash and cash equivalents at March 31                             $   5,454    6,249
                                                                   ========   ======



See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Unaudited)
                         Three Months Ended March 31,
            ------------------------------------------------------
                             (Thousands of dollars)


                                                                 2001       2000
                                                               --------   -------
Cumulative preferred stock - $.01 par, authorized
  20,000,000 shares, 600,000 shares issued as
  redeemable preferred stock                                  $       -         -
                                                               --------   -------

Common stock - $.01 par, authorized 50,000,000 shares,
  12,813,879 shares issued in 2001 and 2000                         128       128
                                                               --------   -------

Capital in excess of par value
 Balance at beginning of year                                    68,757    68,808
 Restricted stock awards                                              -       (51)
                                                               --------   -------
 Balance at end of period                                        68,757    68,757
                                                               --------   -------

Retained earnings
 Balance at beginning of year                                   128,290   120,033
 Net income                                                       9,187     2,182
 Preferred stock dividends accrued                                 (566)     (566)
 Common stock dividends declared                                   (746)     (773)
                                                               --------   -------
 Balance at end of period                                       136,165   120,876
                                                               --------   -------

Unamortized restricted stock awards
 Balance at beginning of year                                      (472)     (205)
 Stock awards                                                         -      (472)
 Amortization to expense                                             53        35
                                                               --------   -------
 Balance at end of period                                          (419)     (642)
                                                               --------   -------

Treasury stock
 Balance at beginning of year - 878,556 and 419,544 shares,
   respectively                                                 (19,869)  (10,356)
 Shares purchased - 48,500 shares in 2001 and 94,206
   shares in 2000                                                (1,026)   (2,079)
 Shares issued for incentive plans - 21,400 shares in 2000            -       523
                                                               --------   -------
 Balance at end of period - 927,056 and 492,350 shares,
   respectively                                                 (20,895)  (11,912)
                                                               --------   -------

Total stockholders' equity                                    $ 183,736   177,207
                                                               ========   =======




See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                   -----------------------------------------
                   (Unaudited, except for December 31, 2000)


Note 1 - Interim Financial Statements

 The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The financial statements in Deltic's 2000 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior period amounts have been reclassified to conform with 2001 presentation format.


Note 2 - Discontinued Agriculture Segment

 During the first quarter of 2001, the remaining 18,400 net acres of farmland and the majority of the operational assets, previously reported in Property, Plant, and Equipment in the Consolidated Balance Sheet, were sold and closed, resulting in a pretax gain on the disposal of the former agriculture segment of $13,522,000. Income tax expense for discontinued operations totaled $5,310,000. Since the Company is disposing of the agriculture segment in a tax-deferred exchange, the sales proceeds were deposited with a qualified intermediary to be used to acquire replacement property. During the first quarter of 2001, the Company acquired, utilizing the funds held by the qualified intermediary, approximately 22,800 acres of pine timberland, designated as replacement properties, with capital expenditures of $28,348,000, which completed the tax-deferred land exchange for Ashly Plantation, an undivided interest operation of which Deltic owns a majority interest. As part of the transaction, an advance, in the form of an interest-bearing note from the intermediate accommodating title holder, and a note from the minority owners of Ashly Plantation was repaid to the Company, amounting to $6,574,000. The remaining funds of $8,604,000, held by the intermediary, as trustee, are reported in Other Investments and Noncurrent Receivables in the March 31, 2001 Consolidated Balance Sheet. For additional information regarding discontinued operations, refer to the Company's 2000 annual report on Form 10-K.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                   -----------------------------------------
                   (Unaudited, except for December 31, 2000)


Note 3 - Earnings per Common Share

 The amounts used in computing earnings per share consisted of the following:

                                                   Three Months Ended
                                                       March 31,
                                                   ------------------
   (Thousands, except per share amounts)               2001     2000
                                                    -------   ------
   Income from continuing operations               $    975    1,968
   Discontinued operations, net                       8,212      214
   Less preferred dividends                            (566)    (566)
                                                    -------   ------
     Income available to common shareholders       $  8,621    1,616
                                                    =======   ======

   Weighted average number of common shares
     used in basic EPS                               11,923   12,374
   Effect of dilutive stock options                      12       11
                                                    -------   ------
     Weighted average number of common shares
       and dilutive potential common stock used
       in EPS assuming dilution                      11,935   12,385
                                                    =======   ======

   Earnings per common share
     Basic
       Continuing operations                       $    .03      .11
       Discontinued operations                          .69      .02
                                                    -------   ------
       Net income                                  $    .72      .13
                                                    =======   ======

     Assuming dilution
       Continuing operations                       $    .03      .11
       Discontinued operations                          .69      .02
                                                    -------   ------
       Net income                                  $    .72      .13
                                                    =======   ======

Note 4 - Inventories

   Inventories at the balance sheet dates consisted of the following:

                               Mar. 31,  Dec. 31,
   (Thousands of dollars)        2001      2000
                               ------     -----
   Logs                       $   461     2,380
   Lumber                       3,288     2,359
   Materials and supplies         420       388
                               ------     -----
                              $ 4,169     5,127
                               ======     =====

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                   -----------------------------------------
                   (Unaudited, except for December 31, 2000)


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

 The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the three months ended March 31 consisted of the following:

                                                      March 31,   Dec. 31,
(Thousands of Dollars)                                   2001       2000
                                                      --------    -------

Condensed Balance Sheet Information
Current assets                                       $   3,707      5,863
Property, plant, and equipment - net                    95,653     95,571
Other noncurrent assets                                  6,723      4,650
                                                      --------    -------
 Total assets                                        $ 106,083    106,084
                                                      ========    =======

Current liabilities                                  $   1,628      4,558
Long-term debt                                          89,000     89,000
Other noncurrent liabilities                                 5          7
Members' capital/(deficit)                              15,450     12,519
                                                      --------    -------
 Total liabilities and members' capital/(deficit)    $ 106,083    106,084
                                                      ========    =======


                                                      Three Months Ended
                                                            March 31,
                                                      -------------------
(Thousands of dollars)                                   2001       2000
                                                      --------    -------

Condensed Income Statement Information
Net sales                                            $   2,014      8,672
                                                      --------    -------
Costs and expenses
 Cost of sales                                           4,849      9,879
 Depreciation                                              520      1,279
 General and administrative expenses                       217        338
                                                      --------    -------
  Total costs and expenses                               5,586     11,496
                                                      --------    -------

  Operating income/(loss)                               (3,572)    (2,824)

Interest income                                             44         52
Interest and other debt expense                         (1,449)    (1,733)
                                                      --------    -------
  Net income/(loss)                                  $  (4,977)    (4,505)
                                                      ========    =======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                   -----------------------------------------
                   (Unaudited, except for December 31, 2000)


Note 6 - Timber and Timberlands

 Timber and timberlands at the balance sheet dates consisted of the following:

                                                     Mar. 31,   Dec. 31,
   (Thousands of dollars)                              2001       2000
                                                     --------    -------

   Purchased stumpage inventory                     $  12,045      9,987
   Timberlands                                         73,952     66,788
   Fee timber                                         168,560    145,981
   Logging facilities                                   1,673      1,672
                                                     --------    -------
                                                      256,230    224,428
   Less accumulated costs of fee timber harvested
     and facilities depreciation                      (45,850)   (43,030)
                                                     --------    -------
                                                    $ 210,380    181,398
                                                     ========    =======

Note 7 - Property, Plant, and Equipment

 Property, plant, and equipment at the balance sheet dates consisted of the following:

                                                     Mar. 31,   Dec. 31,
   (Thousands of dollars)                              2001       2000
                                                     --------    -------

   Land                                             $     125      2,584
   Land improvements                                    3,022      4,121
   Buildings and structures                             4,468      4,790
   Machinery and equipment                             68,905     74,568
                                                     --------    -------
                                                       76,520     86,063
   Less accumulated depreciation                      (35,801)   (40,857)
                                                     --------    -------
                                                    $  40,719     45,206
                                                     ========    =======

Note 8 - Supplemental Cash Flow Disclosures

 Income tax refunds received, net of payments, were $2,082,000 in the 2001 period, while income taxes paid, net of refunds, in the first quarter of 2000 were $74,000. Interest paid, net of amounts capitalized, was $451,000 and $297,000 in the first three months of 2001 and 2000, respectively.

 (Increases)/decreases in operating working capital other than cash and cash equivalents, for the three months ended March 31 consisted of the following:

   (Thousands of dollars)                               2001     2000
                                                      -------   ------
   Trade accounts receivable                         $ (1,268)  (1,588)
   Other receivables                                   (1,446)      86
   Inventories                                            958    2,987
   Prepaid expenses and other current assets             (409)    (610)
   Trade accounts payable                              (1,194)     883
   Deferred revenues and other accrued liabilities      1,448    1,033
                                                      -------   ------

                                                     $ (1,911)   2,791
                                                      =======   ======

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                   -----------------------------------------
                   (Unaudited, except for December 31, 2000)


Note 9 - Business Segments

 Information about the Company's business segments consisted of the following:

                                                       Three Months Ended
                                                            March 31,
                                                        ----------------
 (Thousands of dollars)                                   2001     2000
                                                        -------   ------
 Net sales
   Woodlands                                           $ 12,809   10,866
   Mills                                                 10,550   21,043
   Real Estate                                            3,143    2,838
   Eliminations*                                         (4,008)  (5,001)
                                                        -------   ------
                                                       $ 22,494   29,746
                                                        =======   ======

 Income/(loss) from continuing operations
   before income taxes
   Operating income
     Woodlands                                         $  7,900    7,334
     Mills                                               (2,376)     773
     Real Estate                                            591      297
     Corporate                                           (1,487)  (2,150)
     Eliminations                                           (22)    (116)
                                                        -------   ------
       Operating income                                   4,606    6,138
   Equity in loss of Del-Tin Fiber                       (2,489)  (2,252)
   Interest income                                          618       55
   Interest and other debt expense                       (1,595)  (1,030)
   Other income/(expense)                                    73       82
                                                        -------   ------
                                                       $  1,213    2,993
                                                        =======   ======

 Depreciation, amortization, and
   cost of fee timber harvested
   Woodlands                                           $  3,016    2,622
   Mills                                                  1,333    1,085
   Real Estate                                               80       78
   Corporate                                                 36       72
                                                        -------   ------
                                                       $  4,465    3,857
                                                        =======   ======

 Capital expenditures
   Woodlands                                           $ 29,663    3,393
   Mills                                                  1,273      890
   Real Estate                                            1,754    2,449
   Corporate                                                  9      235
                                                        -------   ------
     Capital expenditures for continuing operations      32,699    6,967
   Discontinued agriculture operations                        -        1
                                                        -------   ------
                                                       $ 32,699    6,968
                                                        =======   ======

 *Intersegment sales of timber from Woodlands to Mills.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


     Net income for the first quarter of 2001 was $9.2 million, $.72 a share, an increase of $7 million when compared to first quarter 2000 earnings of $2.2 million, $.13 a share. Income from discontinued operations, net of income taxes, was $8.2 million, $.69 a share, for the current quarter compared to $.2 million, $.02 a share, for the first quarter of 2000. Income from continuing operations for the first three months of 2001 was $1 million, $.03 a share, compared to $2 million, $.11 a share, a year ago. Net sales for the first quarter of 2001 totaled $22.5 million, a decrease of $7.2 million when compared to the prior-year quarter. Operating income for the current quarter was $4.6 million compared to $6.1 million during the corresponding quarter of 2000. Net cash provided by operating activities decreased $4.3 million, from $13.4 million in 2000 to $9.1 million for the 2001 period.

     Operating income for the first quarter of 2001 decreased $1.5 million when compared to the first quarter of 2000. The Woodlands segment increased $.6 million due to sales of non-strategic and higher and better use timberland at a $3.9 million gain, partially offset by a reduction in pine sawtimber sales of $2.5 million resulting from a 13 percent decrease in harvest levels and a 15 percent decrease in sales price. Operating income for the Mills segment decreased $3.2 million from the same quarter in 2000, resulting in a loss of $2.4 million. The sales price of finished lumber decreased 21 percent to $287 per thousand board feet ("MBF"). Lumber sales volume decreased 20 million board feet ("MMBF") to 30.2 MMBF due to market conditions and temporary downtime and reduced production rates related to recently completed construction projects at both Deltic mills.

     The Woodlands segment reported net sales of $12.8 million for the current quarter compared to $10.9 million a year ago. Sales of 1,478 acres of timberland generated $4.6 million. Sales of pine sawtimber decreased $2.5 million as a result of a 26,310 ton decrease in harvest levels to 178,644 tons and a $7 per ton decrease in the pine sawtimber sales price to $41 per ton. Operating income was $7.9 million in the first quarter of 2001, an increase of $.6 million when compared to first quarter 2000 operating income of $7.3 million, resulting primarily from the increase in net sales, partially offset by an increase in costs of timberland sales of $.7 million and by a $.4 million higher cost of fee timber harvested due to an increase in the cost per ton of timber harvested.

     Mills operations' net sales for the first quarter of 2001 was $10.6 million compared to $21 million for the first quarter of 2000. Finished lumber sales volume decreased 40 percent to 30.2 MMBF and the average sales price declined by $77 per MBF to $287. An operating loss of $2.4 million was reported in the current quarter compared to operating income of $.8 million for the 2000 period. The decrease of $3.2 million was primarily due to the reduction in net sales.

     The Real Estate segment recorded net sales of $3.1 million in 2001 compared to $2.8 million in 2000. Residential lot sales decreased 12 lots to 24 in the current quarter as a result of the timing of lot offerings, while the average sales price per lot increased $29,400 to $78,300 due to the sales mix. The prior-year period benefited from a .7-acre commercial outparcel sale for $206,500 per acre. Operating income increased $.3 million to $.6 million due to the increase in net sales.

     Corporate operating expense was $1.5 million in the first quarter of 2001, which compares to $2.2 million for the same quarter of 2000. The decrease was the result of lower general and administrative expenses, due primarily to reduced costs related to awards under the Company's incentive plans. Equity in the loss of Del-Tin Fiber recorded by the Company in 2001 was $2.5 million compared to $2.3 million a year ago. Income tax expense related to continuing operations for the current quarter was $.2 million, a decrease of $.8 million due to lower pretax income.

     The first quarter of 2001 included income from discontinued agriculture operations, net of income taxes, of $8.2 million compared to $.2 million for the first quarter of 2000. The sale of approximately 18,400 net acres of farmland at a pretax gain of $13.4 million was recorded in the current quarter. Income tax expense for discontinued operations totaled $5.3 million for the current-year period and $.1 million in the corresponding period in 2000.


Financial Condition

     Net cash provided by operating activities totaled $9.1 million during the first quarter of 2001 compared to $13.4 million a year ago. Changes in operating working capital, other than cash and cash equivalents, provided cash of $1.9 million for the first three months of 2001 but required cash of $2.8 million for the corresponding period in 2000.

     Capital expenditures required cash of $32.7 million in the current quarter and $7 million in the prior year. Capital expenditures by segment consisted of the following:

                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
      (Thousands of dollars)                                    2001       2000
                                                                ----       ----

      Woodlands                                            $  29,663      3,393
      Mills                                                    1,273        890
      Real Estate                                              1,754      2,449
      Corporate                                                    9        235
                                                              ------      -----
       Capital expenditures for continuing operations         32,699      6,967
      Discontinued agriculture operations                          -          1
                                                              ------      -----

       Total capital expenditures requiring cash           $  32,699      6,968
                                                              ======      =====

     The net change in purchased stumpage inventory to be utilized in the Company's sawmill operations required cash of $2.1 million in 2001 and $1.8 million in 2000. The Company advanced Del-Tin Fiber $4 million during the current quarter and $.8 million during the corresponding quarter of 2000. The disposal of additional agriculture operations assets generated proceeds of $17.8 million, $1.5 million of which had previously been received as farmland sale contract deposits, that were deposited with a trustee as required for a tax-deferred exchange. These proceeds, combined with $7.7 million already held by a trustee from similar transactions recorded in prior periods, were utilized to purchase designated replacement timberland properties and are included in capital expenditures of the Woodlands segment. Upon completion of one of the two reverse land exchanges in which Deltic is involved, $8 million previously advanced to the accommodating title holder required in such reverse exchange was repaid to the Company.

     The Company borrowed $10.5 million and made repayments of debt of $6.8 million during the first quarter of 2001 compared to debt repayments of $.2 million during the first three months of 2000. The decrease in bank overdraft in the current quarter was $1.4 million. Purchases of treasury stock for the respective periods utilized $1 million and $2.1 million. Deltic paid dividends totaling $1.3 million in both 2001 and 2000, consisting of $.7 million for common stock and $.6 million for redeemable preferred stock. These net sources of funds resulted in a $2.7 million increase in the Company's cash and cash equivalents since December 31, 2000.

     On December 14, 2000, the Company's Board of Directors authorized a stock repurchase program of up to $10 million of its common stock. Under this program, the Company can purchase shares through the open market and privately negotiated transactions at prices deemed appropriate by Deltic's management. As of March 31, 2001, Deltic had expended $1 million of the amount committed under this program, with the purchase of 48,500 shares at an average cost of $21.15 per share.

     Deltic's management believes that the cash generated by its operating activities and the remaining amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company's continuing timberland acquisition program and the remaining amount committed under its authorized common stock repurchase program, for the foreseeable future.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company's market risk has not changed significantly from that set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk", in Item 7A of Part II of its 2000 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

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

              None.

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DELTIC TIMBER CORPORATION



By:  /s/Ron L. Pearce                       Date:         May 10, 2001
  -----------------------------------           ------------------------------
     Ron L. Pearce, President
     (Principal Executive Officer)



     /s/Clefton D. Vaughan                  Date:         May 10, 2001
  -----------------------------------           ------------------------------
     Clefton D. Vaughan, Vice President,
     Finance and Administration
     (Principal Financial Officer)



     /s/Emily R. Evers                      Date:         May 10, 2001
  -----------------------------------           ------------------------------
     Emily R. Evers, Controller
     (Principal Accounting Officer)