Form 10-Q
period 2001-06-30
DELTIC TIMBER CORP
filed 2001-08-10
CIK 1022469

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Number of shares of Common Stock, $.01 Par Value, outstanding at July 31, 2001, was 11,886,823.


================================================================================

            TABLE OF CONTENTS - SECOND QUARTER 2001 FORM 10-Q REPORT


                                                                         Page
                                                                        Number
                                                                        ------
                        PART I -  Financial Information

Item   1.     Financial Statements                                         3

Item   2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   12

Item   3.     Quantitative and Qualitative Disclosures About Market Risk  16


                          PART II - Other Information

Item   1.     Legal Proceedings                                           17

Item   2.     Changes in Securities and Use of Proceeds                   17

Item   3.     Defaults Upon Senior Securities                             17

Item   4.     Submission of Matters to a Vote of Security Holders         17

Item   5.     Other Information                                           17

Item   6.     Exhibits and Reports on Form 8-K                            17

Signatures                                                                18

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        ------------------------------------
                             (Thousands of dollars)

                                                            June 30,   Dec. 31,
                                                              2001       2000
                                                            --------    -------
                                                           (unaudited)
Assets
 Current assets
  Cash and cash equivalents                                 $  1,342      2,712
  Trade accounts receivable - net                              6,122      3,820
  Other receivables                                            5,280      4,807
  Inventories                                                  4,791      5,127
  Prepaid expenses and other current assets                    1,301        583
                                                            --------    -------
   Total current assets                                       18,836     17,049

 Investment in real estate held for development and sale      35,392     34,100
 Investment in Del-Tin Fiber                                   8,721      5,862
 Other investments and noncurrent receivables                  1,875     35,884
 Timber and timberlands - net                                216,816    181,398
 Property, plant, and equipment - net                         40,637     45,206
 Deferred charges and other assets                             2,731      3,134
                                                            --------    -------

   Total assets                                             $325,008    322,633
                                                            ========    =======
Liabilities and Stockholders' Equity
 Current liabilities
  Current maturities of long-term debt                      $     32        160
  Notes payable                                                    -        800
  Trade accounts payable                                       2,330      2,951
  Accrued taxes other than income taxes                        1,708      1,067
  Bank overdraft                                                   -      1,384
  Deferred revenues and other accrued liabilities              1,950        601
                                                            --------    -------
   Total current liabilities                                   6,020      6,963

 Long-term debt                                               80,080     87,410
 Deferred tax liabilities                                     19,753     13,014
 Other noncurrent liabilities                                  6,674      8,412
 Redeemable preferred stock                                   30,000     30,000
 Stockholders' equity
  Preferred stock                                                  -          -
  Common stock                                                   128        128
  Capital in excess of par value                              68,757     68,757
  Retained earnings                                          134,858    128,290
  Unamortized restricted stock awards                           (367)      (472)
  Treasury stock                                             (20,895)   (19,869)
                                                            --------    -------
   Total stockholders' equity                                182,481    176,834
                                                            --------    -------

   Total liabilities and stockholders' equity               $325,008    322,633
                                                            ========    =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                ------------------------------------------------
                (Thousands of dollars, except per share amounts)

                                              Three Months Ended    Six Months Ended
                                                   June 30,             June 30,
                                             --------------------  ------------------
                                                  2001      2000      2001      2000
                                               -------    ------    ------    ------

Net sales                                      $27,800    30,253    50,294    59,999
                                               -------    ------    ------    ------

Costs and expenses
 Cost of sales                                  17,090    18,704    28,865    36,185
 Depreciation, amortization, and
   cost of fee timber harvested                  4,414     3,231     8,879     7,088
 General and administrative expenses             2,917     1,612     4,565     3,882
                                               -------    ------    ------    ------

   Total costs and expenses                     24,421    23,547    42,309    47,155
                                               -------    ------    ------    ------

   Operating income                              3,379     6,706     7,985    12,844

Equity in loss of Del-Tin Fiber                 (2,518)   (2,599)   (5,007)   (4,851)
Interest income                                    289        39       907        94
Interest and other debt expense                 (1,472)   (1,053)   (3,067)   (2,083)
Other income/(expense)                             151       102       224       184
                                               -------    ------    ------    ------

Income/(loss) from continuing operations
  before income taxes                             (171)    3,195     1,042     6,188

Income taxes                                        53    (1,019)     (185)   (2,044)
                                               -------    ------    ------    ------

Income/(loss) from continuing operations          (118)    2,176       857     4,144
                                               -------    ------    ------    ------

Discontinued operations
 Income from discontinued agriculture
   operations, net of income taxes                   -        66         -       280
 Gain on disposal of agriculture segment,
   net of income taxes                             119         -     8,331         -
                                               -------    ------    ------    ------

Income from discontinued operations                119        66     8,331       280
                                               -------    ------    ------    ------

   Net income                                  $     1     2,242     9,188     4,424
                                               =======    ======    ======    ======

Earnings per common share
 Basic
   Continuing operations                       $  (.06)      .13      (.02)      .25
   Discontinued operations                         .01       .01       .70       .02
                                               -------    ------    ------    ------
   Net income                                  $  (.05)      .14       .68       .27
                                               =======    ======    ======    ======
 Assuming dilution
   Continuing operations                       $  (.06)      .13      (.02)      .25
   Discontinued operations                         .01       .01       .70       .02
                                               -------    ------    ------    ------
   Net income                                  $  (.05)      .14       .68       .27
                                               =======    ======    ======    ======

Dividends declared per common share            $ .0625     .0625     .1250     .1250
                                               =======    ======    ======    ======

Average common shares outstanding
 (thousands)                                    11,887    12,259    11,905    12,316
                                               =======    ======    ======    ======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                           Six Months Ended June 30,
       ----------------------------------------------------------------
                            (Thousands of dollars)

                                                                      2001      2000
                                                                   --------   -------
Operating activities
 Net income                                                        $  9,188     4,424
 Adjustments to reconcile net income to net cash
   provided/(required) by operating activities
   Depreciation, amortization, and cost of fee timber harvested       8,879     7,372
   Deferred income taxes                                              6,739       680
   Gain from disposal of agriculture segment assets                 (14,454)        -
   Real estate costs recovered upon sale                              1,922     2,686
   Timberland costs recovered upon sale                                 465       413
   Equity in loss of Del-Tin Fiber                                    5,007     4,851
   (Increase)/decrease in operating working capital
     other than cash and cash equivalents                            (2,581)   (1,934)
   Other                                                              1,407     1,041
                                                                   --------   -------
     Net cash provided/(required) by operating activities,
       including discontinued operations                             16,572    19,533
                                                                   --------   -------

Investing activities
 Capital expenditures requiring cash                                (48,222)  (10,972)
 Net change in purchased stumpage inventory                             871    (2,280)
 Advances to Del-Tin Fiber                                           (7,781)   (3,623)
 Purchases of U.S. government securities                                  -       (12)
 Maturities of U.S. government securities                                 -       948
 Proceeds from disposal of agriculture segment assets                18,079         -
 Increase/(decrease) in farmland sale contract deposits              (1,455)        -
 (Increase)/decrease in funds held by trustee                        16,317         -
 Receipts of/(additions to) noncurrent receivables                   17,691       (27)
 Other - net                                                            366       799
                                                                   --------   -------
     Net cash provided/(required) by investing activities,
       including discontinued operations                             (4,134)  (15,167)
                                                                   --------   -------

Financing activities
 Proceeds from borrowings                                            10,533     4,000
 Repayments of notes payable and long-term debt                     (18,791)     (189)
 Treasury stock purchases                                            (1,026)   (4,886)
 Increase/(decrease) in bank overdraft                               (1,384)       (5)
 Preferred stock dividends paid                                      (1,131)   (1,131)
 Common stock dividends paid                                         (1,489)   (1,543)
 Other - net                                                           (520)        -
                                                                   --------   -------
     Net cash provided/(required) by financing activities,
       including discontinued operations                            (13,808)   (3,754)
                                                                   --------   -------

Net increase/(decrease) in cash and cash equivalents                 (1,370)      612
Cash and cash equivalents at January 1                                2,712     4,782
                                                                   --------   -------

Cash and cash equivalents at June 30                               $  1,342     5,394
                                                                   ========   =======


See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Unaudited)
                           Six Months Ended June 30,
 -----------------------------------------------------------------------------
                            (Thousands of dollars)

                                                                 2001      2000
                                                               --------   -------
Cumulative preferred stock - $.01 par, authorized
  20,000,000 shares, 600,000 shares issued as
  redeemable preferred stock                                   $      -         -
                                                               --------   -------

Common stock - $.01 par, authorized 50,000,000 shares,
  12,813,879 shares issued in 2001 and 2000                         128       128
                                                               --------   -------

Capital in excess of par value
 Balance at beginning of year                                    68,757    68,808
 Restricted stock awards                                              -       (51)
                                                               --------   -------
 Balance at end of period                                        68,757    68,757
                                                               --------   -------

Retained earnings
 Balance at beginning of year                                   128,290   120,033
 Net income                                                       9,188     4,424
 Preferred stock dividends accrued                               (1,131)   (1,131)
 Common stock dividends declared                                 (1,489)   (1,543)
                                                               --------   -------
 Balance at end of period                                       134,858   121,783
                                                               --------   -------

Unamortized restricted stock awards
 Balance at beginning of year                                      (472)     (205)
 Stock awards                                                         -      (472)
 Amortization to expense                                            105        87
                                                               --------   -------
 Balance at end of period                                          (367)     (590)
                                                               --------   -------

Treasury stock
 Balance at beginning of year - 878,556 and 419,544 shares,
   respectively                                                 (19,869)  (10,356)
 Shares purchased - 48,500 shares in 2001 and 224,006
   shares in 2000                                                (1,026)   (4,886)
 Shares issued for incentive plans - 21,400 shares in 2000            -       523
                                                               --------   -------
 Balance at end of period - 927,056 and 622,150 shares,
   respectively                                                 (20,895)  (14,719)
                                                               --------   -------

Total stockholders' equity                                     $182,481   175,359
                                                               ========   =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 2001
          -----------------------------------------------------------
                   (Unaudited, except for December 31, 2000)


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


Note 2 - Discontinued Agriculture Segment

 During the first six months of 2001, the remaining 18,400 net acres of farmland and the agriculture operational assets, previously reported in Property, Plant, and Equipment in the Consolidated Balance Sheet, were sold and closed, resulting in a pretax gain on the disposal of the former agriculture segment of $13,615,000 (net of related costs). Income tax expense for discontinued operations totaled $5,284,000. Since the Company is disposing of the agriculture segment in a tax-deferred exchange, the sales proceeds were deposited with a qualified intermediary to be used to acquire replacement property. During 2001, the Company acquired, utilizing the funds held by the qualified intermediary, approximately 25,100 acres of pine timberland, designated as replacement properties, with capital expenditures of $38,272,000, which completed the tax-deferred land exchanges. As part of the transactions, advances in the form of interest-bearing notes from the intermediate accommodating title holders and a note from the minority owners of Ashly Plantation were repaid to the Company, amounting to $16,364,000.


Note 3 - Credit Facilities

 On June 20, 2001, Deltic finalized an agreement with SunTrust Bank and other domestic banks which provides a new unsecured, committed revolving credit facility totaling $105,000,000 with an expiration date of July 15, 2004. This agreement replaces the previous credit facility with Bank of America. Borrowings under this agreement bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company's total debt to EBITDA ratio. Under the new agreement, up to $5,000,000 of the total commitment amount may be used for short-term borrowing and would bear interest at the rate offered by SunTrust Bank at the time of borrowing. Current borrowings amount to $40,000,000 and are Eurodollar loans. Fees associated with this revolving credit facility include a commitment fee of .175 to .35 percent per annum on the unused portion of the commitment amount. The revolving credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios.

 The Company renegotiated its short-term credit facility with BancorpSouth. The new agreement provides a commitment amount of $1,000,000 for borrowings and letters of credit. The expiration date is December 15, 2001, with renewal annually. Borrowings bear interest based upon the New York Prime and the facility carries a commitment fee of .1 percent per annum of the unused amount.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 2001
          -----------------------------------------------------------
                   (Unaudited, except for December 31, 2000)


Note 4 - Earnings per Common Share

 The amounts used in computing earnings per share consisted of the following:

                                                Three Months Ended    Six Months Ended
                                                     June 30,             June 30,
                                               --------------------  ------------------
   (Thousands, except per share amounts)           2001       2000      2001      2000
                                                -------     ------    ------    ------

   Income/(loss) from continuing operations     $  (118)     2,176       857     4,144
   Discontinued operations, net                     119         66     8,331       280
   Less preferred dividends                        (565)      (565)   (1,131)   (1,131)
                                                -------     ------    ------    ------
     Income available to common
       shareholders                             $  (564)     1,677     8,057     3,293
                                                =======     ======    ======    ======

   Weighted average number of
     common shares used in basic EPS             11,887     12,259    11,905    12,316
   Effect of dilutive stock options                  18         11        14        11
                                                -------     ------    ------    ------
     Weighted average number of
       common shares and dilutive
       potential common stock used
       in EPS assuming dilution                  11,905     12,270    11,919    12,327
                                                =======     ======    ======    ======

   Earnings per common share
     Basic
       Continuing operations                    $  (.06)       .13      (.02)      .25
       Discontinued operations                      .01        .01       .70       .02
                                                -------     ------    ------    ------
       Net income                               $  (.05)       .14       .68       .27
                                                =======     ======    ======    ======

     Assuming dilution
       Continuing operations                    $  (.06)       .13      (.02)      .25
       Discontinued operations                      .01        .01       .70       .02
                                                -------     ------    ------    ------
       Net income                               $  (.05)       .14       .68       .27
                                                =======     ======    ======    ======

Note 5 - Inventories

   Inventories at the balance sheet dates consisted of the following:

                               June 30,  Dec. 31,
   (Thousands of dollars)        2001      2000
                               ------     -----

   Logs                        $1,310     2,380
   Lumber                       3,122     2,359
   Materials and supplies         359       388
                               ------     -----
                               $4,791     5,127
                               ======     =====


                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 2001
          -----------------------------------------------------------
                   (Unaudited, except for December 31, 2000)


Note 6 - Investment in Del-Tin Fiber

 The Company owns 50 percent of the membership interest of Del-Tin Fiber. The Company's investment in Del-Tin Fiber is carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses.

 The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for periods ended June 30 consisted of the following:

                                                                             June 30,   Dec. 31,
(Thousands of Dollars)                                                         2001       2000
                                                                             --------    -------

Condensed Balance Sheet Information
 Current assets                                                              $  6,077      5,863
 Property, plant, and equipment - net                                          99,056     95,571
 Other noncurrent assets                                                        7,762      4,650
                                                                             --------    -------
  Total assets                                                               $112,895    106,084
                                                                             ========    =======

 Current liabilities                                                         $  5,819      4,558
 Long-term debt                                                                89,000     89,000
 Other noncurrent liabilities                                                       7          7
 Members' capital/(deficit)                                                    18,069     12,519
                                                                             --------    -------
  Total liabilities and members' capital/(deficit)                           $112,895    106,084
                                                                             ========    =======



                                                       Three Months Ended     Six Months Ended
                                                            June 30,              June 30,
                                                       ------------------   --------------------
                                                         2001*     2000        2001*      2000
                                                       --------   -------   ---------    -------
Condensed Income Statement
 Information
 Net sales                                             $    591     8,666       2,605     17,338
                                                       --------   -------    --------    -------
 Costs and expenses
  Cost of sales                                           3,237    10,282       8,086     20,161
  Depreciation                                              322     1,261         842      2,540
  General and administrative expenses                       177       452         394        790
                                                       --------   -------    --------    -------
   Total costs and expenses                               3,736    11,995       9,322     23,491
                                                       --------   -------    --------    -------

   Operating income/(loss)                               (3,145)   (3,329)     (6,717)    (6,153)

 Interest income                                             54        49          98        101
 Interest and other debt expense                         (1,478)   (1,917)     (2,927)    (3,650)
 Gain/(loss) on disposal of assets                         (468)        -        (468)         -
                                                       --------   -------    --------    -------
   Net income/(loss)                                   $ (5,037)   (5,197)    (10,014)    (9,702)
                                                       ========   =======    ========    =======

*The Del-Tin facility resumed operations in early June following a temporary shutdown to modify its heat energy system. Direct operating costs during the shutdown period were expensed as incurred and are included in Cost of Sales.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 2001
          -----------------------------------------------------------
                   (Unaudited, except for December 31, 2000)


Note 7 - Timber and Timberlands

 Timber and timberlands at the balance sheet dates consisted of the following:

                                                                                          June 30,   Dec. 31,
   (Thousands of dollars)                                                                   2001       2000
                                                                                          --------    -------
   Purchased stumpage inventory                                                           $  9,115      9,987
   Timberlands                                                                              76,432     66,788
   Fee timber                                                                              178,291    145,981
   Logging facilities                                                                        1.688      1,672
                                                                                          --------    -------
                                                                                           265,526    224,428
   Less accumulated costs of fee timber harvested
     and facilities depreciation                                                           (48,710)   (43,030)
                                                                                          --------    -------
                                                                                          $216,816    181,398
                                                                                          ========    =======

Note 8 - Property, Plant, and Equipment

 Property, plant, and equipment at the balance sheet dates consisted of the following:

                                                                                          June 30,   Dec. 31,
   (Thousands of dollars)                                                                   2001       2000
                                                                                          --------    -------
   Land                                                                                   $    125      2,584
   Land improvements                                                                         3,022      4,121
   Buildings and structures                                                                  4,468      4,790
   Machinery and equipment                                                                  70,246     74,568
                                                                                          --------    -------
                                                                                            77,861     86,063
   Less accumulated depreciation                                                           (37,224)   (40,857)
                                                                                          --------    -------
                                                                                          $ 40,637     45,206
                                                                                          ========    =======

Note 9 - Supplemental Cash Flow Disclosures

 Income tax refunds received, net of payments, were $2,007,000 in the 2001 period, while income taxes paid, net of refunds, during the first six months of 2000 were $1,104,000. Interest paid, net of amounts capitalized, was $3,072,000 and $1,935,000 in 2001 and 2000, respectively.

 (Increases)/decreases in operating working capital other than cash and cash equivalents, for the six months ended June 30 consisted of the following:

(Thousands of dollars)                                2001     2000
                                                   -------   ------

Trade accounts receivable - net                    $(2,302)  (1,822)
Other receivables                                     (473)  (2,170)
Inventories                                            336    4,033
Prepaid expenses and other current assets             (545)  (2,024)
Trade accounts payable                                (621)    (454)
Deferred revenues and other accrued liabilities      1,024      503
                                                   -------   ------
                                                   $(2,581)  (1,934)
                                                   =======   ======

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2001
          -----------------------------------------------------------
                   (Unaudited, except for December 31, 2000)

Note 10 - Business Segments

 Information about the Company's business segments consisted of the following:

                                            Three Months Ended   Six Months Ended
                                                June 30,             June 30,
                                            -------------------  -----------------
(Thousands of dollars)                         2001      2000      2001       2000
                                            -------    ------    ------     ------

Net sales
 Woodlands                                  $ 9,663    10,925    22,472     21,791
 Mills                                       18,143    19,816    28,693     40,859
 Real Estate                                  3,261     4,145     6,404      6,983
 Eliminations*                               (3,267)   (4,633)   (7,275)    (9,634)
                                            -------    ------    ------     ------
                                            $27,800    30,253    50,294     59,999
                                            =======    ======    ======     ======
Income/(loss) from continuing operations
 before income taxes
 Operating income
  Woodlands                                 $ 5,692     7,819    13,592     15,153
  Mills                                          72      (567)   (2,304)       206
  Real Estate                                   361       797       952      1,094
  Corporate                                  (2,727)   (1,511)   (4,214)    (3,661)
  Eliminations                                  (19)      168       (41)        52
                                            -------    ------    ------     ------
   Operating income                           3,379     6,706     7,985     12,844
 Equity in loss of Del-Tin Fiber             (2,518)   (2,599)   (5,007)    (4,851)
 Interest income                                289        39       907         94
 Interest and other debt expense             (1,472)   (1,053)   (3,067)    (2,083)
 Other income/(expense)                         151       102       224        184
                                            -------    ------    ------     ------
                                            $  (171)    3,195     1,042      6,188
                                            =======    ======    ======     ======
Depreciation, amortization, and
 cost of fee timber harvested
 Woodlands                                  $ 2,942     1,948     5,958      4,570
 Mills                                        1,348     1,132     2,681      2,217
 Real Estate                                     87        79       167        157
 Corporate                                       37        72        73        144
                                            -------    ------    ------     ------
                                            $ 4,414     3,231     8,879      7,088
                                            =======    ======    ======     ======
Capital expenditures
 Woodlands                                  $12,505     1,237    42,168      4,630
 Mills                                          866     1,336     2,139      2,226
 Real Estate                                  2,124     1,335     3,878      3,784
 Corporate                                       28        44        37        279
                                            -------    ------    ------     ------
  Capital expenditures for
   continuing operations                     15,523     3,952    48,222     10,919
 Discontinued agriculture operations              -        52         -         53
                                            -------    ------    ------     ------

                                            $15,523     4,004    48,222     10,972
                                            =======    ======    ======     ======

 *Intersegment sales of timber from Woodlands to Mills.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

     The results of operations for the second quarter of 2001 were essentially break-even, a loss of $.05 a share after preferred dividends of $.6 million, compared to second quarter 2000 earnings of $2.2 million, $.14 a share. A loss from continuing operations for the second quarter of $.1 million, $.06 a share, compared to income of $2.1 million, $.13 a share, a year ago. Income from discontinued operations, net of income taxes, was $.1 million, $.01 a share, for both periods. Net sales for the current quarter totaled $27.8 million, a decrease of $2.5 million when compared to the prior-year quarter. Operating income for the second quarter of 2001 was $3.4 million compared to $6.7 million during the corresponding quarter of 2000. Net cash provided by operating activities increased $1.4 million, from $6.1 million in 2000 to $7.5 million for the 2001 period.

     Operating income for the second quarter of 2001 decreased $3.3 million when compared to the second quarter of 2000. The Woodlands segment decreased $2.2 million due primarily to reduced sales of non-strategic and higher and better use timberland. Mills segment operating income increased $.7 million from the same quarter of 2000 as the Company lowered its lumber production cost per thousand board feet ("MBF") by four percent. Operating income for Real Estate segment operations decreased $.5 million from a year ago due to reduced residential lot sales. Corporate operating expense increased $1.2 million as a result of increased stock option plan expense caused by a 42 percent rise in the market price of the Company's common stock since the end of the first quarter.

     The Woodlands segment reported net sales of $9.7 million for the current quarter compared to $10.9 million a year ago. Sales of 54 acres of timberland produced revenues of $.2 million in the current period, while sales of 1,445 acres generated $2.3 million in the prior-year period. Sales of pine sawtimber increased $1.2 million as a result of a 47,038 ton increase in harvest levels to 199,443 tons, partially offset by a $5 per ton drop in pine sawtimber sales price to $42 per ton. Sales of hardwood sawtimber decreased $.6 million, to $.1 million, as a result of the Company selling non-strategic tracts of Louisiana hardwood timberland during 2000. Operating income was $5.7 million in the second quarter of 2001, a decrease of $2.2 million when compared to second quarter 2000 operating income of $7.9 million, resulting primarily from the decrease in net sales combined with a $1 million increase in the cost of fee timber harvested due to the increase in harvest levels and a higher cost per ton of timber harvested.

     Mills operations' net sales for the second quarter of 2001 were $18.1 million compared to $19.9 million for the second quarter of 2000. Finished lumber sales decreased $1.6 million due to a nine percent decrease in sales volume to 46.2 million board feet ("MMBF") due to weak market conditions during the first half of the quarter. Average lumber sales price for the current quarter was $338 per MBF, $1 lower than a year ago. Operating income of $.1 million was reported for the second quarter of 2001 compared to an operating loss of $.6 million for the 2000 period. The increase of $.7 million was primarily due to a $13 per MBF reduction in the manufacturing cost per MBF sold resulting mainly from a $28 per MBF decrease in the cost of logs used in the Company's sawmills.

     The Real Estate segment recorded net sales of $3.3 million in 2001 compared to $4.2 million in 2000. Residential lot sales decreased 25 lots to 27 in the current quarter as a result of the timing of lot offerings, while the average sales price per lot increased $10,400 to $61,700 due to the sales mix. Operating income decreased $.5 million, to $.3 million, due to the decrease in net sales.

     Corporate operating expense was $2.7 million in the second quarter of 2001, which compared to $1.5 million for the same quarter of 2000. The increase was the result of higher general and administrative expenses, due primarily to increased costs related to variable awards under the Company's stock option plan caused by a $8.55 per share increase in the market price of Deltic common stock during the quarter. Equity in the loss of Del-Tin Fiber recorded by the Company was $2.5 million in each of the reporting periods. This facility successfully resumed operations in early June following modifications to its heat energy system. Market conditions for MDF are improving, and the plant is operating at higher production rates while consuming less natural gas than prior to its shutdown in January. Income taxes related to continuing operations for the current quarter was a benefit of $.1 million, a decrease of $1.2 million due to lower pretax income.


Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

     For the first six months of 2001, net income totaled $9.2 million, $.68 a share, compared to net income for the six months ended June 30, 2000, of $4.4 million, $.27 a share. Income from continuing operations for the first half of 2001 was $.9 million, a loss of $.02 a share, a decrease of $3.2 million from $4.1 million, $.25 a share, in the corresponding period in 2000 due to lower operating income for all of the Company's reporting segments, partially offset by the resulting decrease in income tax expense. Income from discontinued operations, net of income taxes, was $8.3 million, $.70 a share, for the 2001 period compared to $.3 million, $.02 a share, in 2000.

     Operating income for the first half of 2001 was $8 million, a decrease of $4.8 million from 2000. The Company's Woodlands segment decreased $1.6 million as the result of a 13 percent drop in the sales price for pine sawtimber and an increase in the cost of fee timber harvested, partially offset by an increase in margin realized from timberland sales. The Mills segment decreased $2.5 million due primarily to a nine percent decrease in average lumber sales price. Real Estate operations decreased $.2 million, while Corporate operating expense increased $.5 million.

     The Woodlands segment produced net sales of $22.5 million during the six months ended June 30, 2001, an increase of $.7 million when compared to $21.8 million during 2000. Pine sawtimber sales decreased $1.3 million as a result of a $6 per ton (13 percent) drop in the average sales price received for pine sawtimber to $42 per ton, partially offset by a six percent increase in sales volume to 378,087 tons. Sales of hardwood sawtimber decreased $.7 million due primarily to the previously mentioned hardwood timberland acreage sales. Net sales generated from the sale of non-strategic or higher and better use timberland increased by $2.5 million to $4.8 million during the 2001 period. Operating income was $13.6 million for the first half of 2001, compared to $15.2 million in 2000 due mainly to a $1.4 million increase in the cost of fee timber harvested resulting from the increase in harvest levels and a higher cost per ton of timber harvested. Additional factors were a $.4 million increase in timber replanting expense, resulting from the extreme heat and drought conditions experienced in the Company's operating area during the summer of 2000, and a $.3 million increase in commission expense related to timberland acreage sale transactions, which were offset by the increase in net sales.

     Mills operations recorded net sales of $28.7 million for the first six months of 2001 compared to $40.9 million for the corresponding period of 2000. The 30 percent decrease was due primarily to a $11.2 million decrease in sales of finished lumber resulting from a 24 percent reduction in sales volume to 76.4 MMBF as the Company made temporary reductions in lumber production due to market conditions, combined with a nine percent decrease in the average sales price per MBF sold to $318. As a result of the reduction in production levels, sales of pine chips, which is a residual by-product of the manufacturing process, declined by $1.3 million. A loss from operations of $2.3 million in 2001 compared to operating income of $.2 million during 2000. The decrease was due primarily to the decrease in net sales, which was partially offset by reduced manufacturing expenses due mainly to a $28 per MBF reduction in raw material cost for logs used in the Company's sawmills.

     Real Estate operations reported net sales of $6.4 million during the first half of 2001 compared to $7 million during 2000. Residential lot sales totaled 51 lots, a decrease of 37 from the 2000 period as a result of the timing of new lot development and offerings, while the average sales price of $69,500 increased $19,200 per lot due to the mix of lots sold. Included in the first six months of 2000 was a .7-acre commercial outparcel sale for $206,500 per acre, while no commercial sales occurred in the first half of 2001. Operating income of $.9 million in 2001 decreased from $1.1 million from a year ago as the result of the reduction in net sales, partially offset by the related decrease in the sales commission expense.

     Corporate operating expense was $4.2 million for the first six months of 2001 compared to $3.7 million for the same period of 2000. The increase of $.5 million was due to higher general and administrative expenses related mainly to the Company's stock incentive plan. Equity in the loss of Del-Tin Fiber recorded by the Company was $5 million in the current year, which compares to $4.9 million a year ago. Interest income, earned primarily from agriculture asset and timberland sales proceeds deposited with trustees, increased $.8 million, while interest expense was $1 million higher due to increased average borrowings for the first half of the year. However, by the end of June, long-term debt had been reduced $7.3 million from the 2000 year-end level. Income tax expense related to continuing operations decreased $2 million, to $.1 million for the current year, due to lower pretax income.

     The first six months of 2001 included income from discontinued agriculture operations, net of income taxes, of $8.3 million compared to $.3 million for the first half of 2000. The sale of approximately 18,400 acres of farmland at a pretax gain of $13.4 million benefited the 2001 period. Income tax expense for discontinued operations totaled $5.3 million for the current-year period and $.1 million in the corresponding period in 2000.


Financial Condition

     For the first six months of 2001, net cash provided by operating activities totaled $16.6 million compared to $19.5 million for the same period in 2000. Changes in operating working capital, other than cash and cash equivalents, required cash of $2.6 million for the first half of 2001 and $2 million for the first six months of 2000.

     Capital expenditures required cash of $48.2 million in the current-year period, of which $38.3 million was for the purchase of replacement timberland properties, and $11 million a year ago. Capital expenditures by segment consisted of the following:


                                                      Six Months
                                                    Ended June 30,
                                                    ---------------
(Thousands of dollars)                                2001    2000
                                                    -------  ------

Woodlands                                           $42,168   4,630
Mills                                                 2,139   2,226
Real Estate                                           3,878   3,784
Corporate                                                37     279
                                                    -------  ------
 Capital expenditures for continuing operations      48,222  10,919
Discontinued agriculture operations                       -      53
                                                    -------  ------

 Total capital expenditures requiring cash          $48,222  10,972
                                                    =======  ======


     The net change in purchased stumpage inventory to be utilized in the Company's sawmill operations provided cash of $.9 million in 2001, but required cash of $2.3 during 2000. The Company advanced Del-Tin Fiber $7.8 million during the current period and $3.6 million during the corresponding period of 2000. Maturities of U.S. government securities provided $.9 million during the 2000 period. In the current year, the disposal of additional agriculture assets generated proceeds of $18.1 million,

$1.5 million of which had previously been received as farmland sale contract deposits, that were deposited with a trustee as required for a tax-deferred exchange. These proceeds, combined with $7.7 million already held by a trustee from similar transactions recorded during 2000, were utilized to purchase designated replacement timberland properties and are included in capital expenditures of the Woodlands segment. Upon completion of the two reverse land exchanges in which Deltic was involved, $17.7 million previously advanced to the accommodating title holders required in such exchanges was repaid to the Company.

     The Company borrowed $10.5 million and made repayments of debt, utilizing the funds received from reverse exchange accommodators, of $18.8 million during the first half of 2001 compared to borrowings of $4 million and debt repayments of $.2 million during the first six months of 2000. Purchases of treasury stock for the respective periods utilized $1 million and $4.9 million. The decrease in bank overdraft in the current year was $1.4 million. Deltic paid dividends totaling $2.6 million in 2001, consisting of $1.1 million for redeemable preferred stock and $1.5 million for common stock, and $2.7 million in 2000. These net uses of funds resulted in a $1.4 million decrease in the Company's cash and cash equivalents since December 31, 2000.

     On June 20, 2001, Deltic completed negotiation of an agreement with Sun Trust Bank and other domestic banks which provides a new unsecured, committed revolving credit facility totaling $105 million to replace its previous credit facility which was due to expire on April 15, 2002. The new agreement expires on July 15, 2004, with terms similar to the Company's original facility.

     On December 14, 2000, the Company's Board of Directors authorized a stock repurchase program of up to $10 million of its common stock. Under this program, the Company can purchase shares through the open market and privately negotiated transactions at prices deemed appropriate by Deltic's management. As of June 30, Deltic had expended $1 million of the amount committed under this program, with the purchase of 48,500 shares at an average cost of $21.15 per share.

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of the stockholders of Deltic Timber Corporation ("Deltic" or "the Company") was held on April 26, 2001. Pursuant to the Company's Amended and Restated Certificate of Incorporation, its Board of Directors consists of three classes who hold office for staggered terms of three years. Set forth below is a listing of the directors elected at the April 26, 2001 annual meeting, the results of such election and the names of directors whose term of office continued after the meeting.

               Director                   Votes for          Votes Withheld
         -----------------------   ----------------------    --------------
         R. Hunter Pierson, Jr.    10,601,101                   142,650
         J. Thurston Roach         10,619,679                   124,071
         John C. Shealy            10,619,787                   123,964
         O. H. Darling, Jr.        (Term expires in 2002)
         Christoph Keller, III     (Term expires in 2002)
         R. Madison Murphy         (Term expires in 2002)
         Alex R. Lieblong          (Term expires in 2003)
         Robert C. Nolan           (Term expires in 2003)
         Ron L. Pearce             (Term expires in 2003)

      In addition to the election of three Class III directors at the April 26, 2001 annual meeting, the prior appointment of KPMG LLP by the Board of Directors as Deltic's independent auditors for 2001 was ratified with 10,723,766 shares voted in favor, 15,317 shares voted against, and 4,666 shares withheld.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.9   Credit agreement dated June 20, 2001 and selected exhibits.

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DELTIC TIMBER CORPORATION



By:        /s/Ron L. Pearce                   Date:     August 10, 2001
   ----------------------------------               ---------------------------
          Ron L. Pearce, President
      (Principal Executive Officer)



          /s/Clefton D. Vaughan               Date:     August 10, 2001
 ------------------------------------               ---------------------------
  Clefton D. Vaughan, Vice President,
      Finance and Administration
    (Principal Financial Officer)



          /s/Emily R. Evers                   Date:     August 10, 2001
 ------------------------------------               ---------------------------
      Emily R. Evers, Controller
    (Principal Accounting Officer)