Form 10-Q
period 2001-09-30
DELTIC TIMBER CORP
filed 2001-11-08
CIK 1022469

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

 (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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
     Preferred Stock Purchase Rights


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X    No
                            ---      --- .

Number of shares of Common Stock, $.01 Par Value, outstanding at October 31, 2001, was 11,888,154.



============================================================================

            TABLE OF CONTENTS - THIRD QUARTER 2001 FORM 10-Q REPORT



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

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     ------------------------------------
                            (Thousands of dollars)

                                                           Sept. 30,      Dec. 31,
                                                             2001           2000
                                                          ----------     ----------
                                                          (unaudited)
Assets
 Current assets
   Cash and cash equivalents                                 $    833        2,712
   Trade accounts receivable - net                              4,995        3,820
   Other receivables                                            5,918        4,807
   Inventories                                                  5,514        5,127
   Prepaid expenses and other current assets                    1,580          583
                                                             --------      -------
     Total current assets                                      18,840       17,049

 Investment in real estate held for development and sale       37,381       34,100
 Investment in Del-Tin Fiber                                   11,181        5,862
 Other investments and noncurrent receivables                     671       35,884
 Timber and timberlands - net                                 214,207      181,398
 Property, plant, and equipment - net                          41,035       45,206
 Deferred charges and other assets                              2,602        3,134
                                                             --------      -------

     Total assets                                            $325,917      322,633
                                                             ========      =======
Liabilities and Stockholders' Equity
 Current liabilities
   Current maturities of long-term debt                      $     74          160
   Notes payable                                                    -          800
   Trade accounts payable                                       4,435        2,951
   Accrued taxes other than income taxes                        1,049        1,067
   Bank overdraft                                                 809        1,384
   Deferred revenues and other accrued liabilities              3,321          601
                                                             --------      -------
     Total current liabilities                                  9,688        6,963

 Long-term debt                                                80,206       87,410
 Deferred tax liabilities                                      19,011       13,014
 Other noncurrent liabilities                                   5,813        8,412
 Redeemable preferred stock                                    30,000       30,000
 Stockholders' equity
   Preferred stock                                                  -            -
   Common stock                                                   128          128
   Capital in excess of par value                              68,766       68,757
   Retained earnings                                          133,486      128,290
   Unamortized restricted stock awards                           (316)        (472)
   Treasury stock                                             (20,865)     (19,869)
                                                             --------      -------
     Total stockholders' equity                               181,199      176,834
                                                             --------      -------

     Total liabilities and stockholders' equity              $325,917      322,633
                                                             ========      =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                 Consolidated Statements of Income (Unaudited)
               ------------------------------------------------
               (Thousands of dollars, except per share amounts)

                                              Three Months Ended    Nine Months Ended
                                                September 30,         September 30,
                                              ------------------    ------------------
                                                2001      2000        2001      2000
                                              --------  --------    --------  --------
Net sales                                      $25,440    25,078     75,734    85,077
                                               -------    ------     ------    ------

Costs and expenses
 Cost of sales                                  18,742    17,548     47,607    53,733
 Depreciation, amortization, and
  cost of fee timber harvested                   3,308     2,200     12,187     9,288
 General and administrative expenses               802     1,303      5,367     5,185
                                               -------    ------     ------    ------

   Total costs and expenses                     22,852    21,051     65,161    68,206
                                               -------    ------     ------    ------

   Operating income                              2,588     4,027     10,573    16,871

Equity in loss of Del-Tin Fiber                 (1,647)   (3,101)    (6,654)   (7,952)
Interest income                                     11        43        918       137
Interest and other debt expense                 (1,372)   (1,141)    (4,439)   (3,224)
Other income/(expense)                             104        92        328       276
                                               -------    ------     ------    ------

Income/(loss) from continuing operations
  before income taxes                             (316)      (80)       726     6,108

Income taxes                                       202        73         17    (1,971)
                                               -------    ------     ------    ------

Income/(loss) from continuing operations          (114)       (7)       743     4,137
                                               -------    ------     ------    ------

Discontinued operations
 Income from discontinued agriculture
  operations, net of income taxes                    -       160          -       440
 Gain on disposal of agriculture segment,
  net of income taxes                               51     7,199      8,382     7,199
                                               -------    ------     ------    ------

Income from discontinued operations                 51     7,359      8,382     7,639
                                               -------    ------     ------    ------

   Net income/(loss)                           $   (63)    7,352      9,125    11,776
                                               =======    ======     ======    ======

Earnings per common share
 Basic
   Continuing operations                       $  (.06)     (.05)      (.08)      .20
   Discontinued operations                         .01       .61        .70       .62
                                               -------    ------     ------    ------
   Net income                                  $  (.05)      .56        .62       .82
                                               =======    ======     ======    ======
 Assuming dilution
   Continuing operations                       $  (.06)     (.05)      (.08)      .20
   Discontinued operations                         .01       .61        .70       .62
                                               -------    ------     ------    ------
   Net income                                  $  (.05)      .56        .62       .82
                                               =======    ======     ======    ======
Dividends declared per common share            $ .0625      .0625      .1875    .1875
                                               =======     ======    =======   ======
Average common shares outstanding
(thousands)                                     11,887     12,113     11,899   12,248
                                               =======     ======    =======  =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                        Nine Months Ended September 30,
               -------------------------------------------------
                            (Thousands of dollars)

                                                                     2001      2000
                                                                   --------   -------
Operating activities
 Net income                                                        $  9,125    11,776
 Adjustments to reconcile net income to net cash
  provided/(required) by operating activities
   Depreciation, amortization, and cost of fee timber harvested      12,187     9,654
   Deferred income taxes                                              5,997     7,996
   Gain from disposal of agriculture segment assets                 (14,454)  (12,030)
   Real estate costs recovered upon sale                              3,622     3,574
   Timberland costs recovered upon sale                                 566       628
   Equity in loss of Del-Tin Fiber                                    6,654     7,952
   (Increase)/decrease in operating working capital
    other than cash and cash equivalents                                (18)    2,818
   Other                                                              1,632     1,320
                                                                   --------   -------
     Net cash provided/(required) by operating activities,
      including discontinued operations                              25,311    33,688
                                                                   --------   -------

Investing activities
 Capital expenditures requiring cash                                (55,286)  (25,407)
 Net change in purchased stumpage inventory                           2,786      (118)
 Advances to Del-Tin Fiber                                          (11,846)   (6,603)
 Purchases of U.S. government securities                                  -       (12)
 Maturities of U.S. government securities                                 -       948
 Proceeds from disposal of agriculture segment assets                18,079    14,413
 Increase/(decrease) in farmland sale contract deposits              (1,455)        -
 (Increase)/decrease in funds held by trustee                        16,317   (15,647)
 Receipts of/(additions to) noncurrent receivables                   17,699    (6,574)
 Other - net                                                            822     1,173
                                                                   --------   -------
     Net cash provided/(required) by investing activities,
      including discontinued operations                             (12,884)  (37,827)
                                                                   --------   -------

Financing activities
 Proceeds from borrowings                                            10,533    13,300
 Repayments of notes payable and long-term debt                     (18,799)     (208)
 Treasury stock purchases                                            (1,026)   (8,845)
 Increase/(decrease) in bank overdraft                                 (575)    1,001
 Preferred stock dividends paid                                      (1,697)   (1,697)
 Common stock dividends paid                                         (2,233)   (2,298)
 Other - net                                                           (509)        -
                                                                   --------   -------
     Net cash provided/(required) by financing activities,
      including discontinued operations                             (14,306)    1,253
                                                                   --------   -------

Net increase/(decrease) in cash and cash equivalents                 (1,879)   (2,886)
Cash and cash equivalents at January 1                                2,712     4,782
                                                                   --------   -------

Cash and cash equivalents at September 30                          $    833     1,896
                                                                   ========   =======


See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Unaudited)
                        Nine Months Ended September 30,
          -----------------------------------------------------------
                            (Thousands of dollars)

                                                                 2001      2000
                                                               --------   -------
Cumulative preferred stock - $.01 par, authorized
  20,000,000 shares, 600,000 shares issued as
  redeemable preferred stock                                   $      -         -
                                                               --------   -------

Common stock - $.01 par, authorized 50,000,000 shares,
  12,813,879 shares issued in 2001 and 2000                         128       128
                                                               --------   -------

Capital in excess of par value
 Balance at beginning of year                                    68,757    68,808
 Restricted stock awards                                              -       (51)
 Stock options exercised                                              9         -
                                                               --------   -------
 Balance at end of period                                        68,766    68,757
                                                               --------   -------

Retained earnings
 Balance at beginning of year                                   128,290   120,033
 Net income                                                       9,125    11,776
 Preferred stock dividends accrued                               (1,697)   (1,697)
 Common stock dividends declared                                 (2,232)   (2,299)
                                                               --------   -------
 Balance at end of period                                       133,486   127,813
                                                               --------   -------

Unamortized restricted stock awards
 Balance at beginning of year                                      (472)     (205)
 Stock awards                                                         -      (472)
 Amortization to expense                                            156       140
                                                               --------   -------
 Balance at end of period                                          (316)     (537)
                                                               --------   -------

Treasury stock
 Balance at beginning of year - 878,556 and 419,544 shares,
  respectively                                                  (19,869)  (10,356)
 Shares purchased - 48,500 shares in 2001 and 418,706
  shares in 2000                                                 (1,026)   (8,845)
 Shares issued for incentive plans - 21,400 shares in 2000            -       523
 Stock options exercised - 1,331 shares in 2001                      30         -
                                                               --------   -------
 Balance at end of period - 925,725 and 816,850 shares,
  respectively                                                  (20,865)  (18,678)
                                                               --------   -------

Total stockholders' equity                                     $181,199   177,483
                                                               ========   =======

See accompanying notes to consolidated financial statements.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 2001
                  ------------------------------------------
                   (Unaudited, except for December 31, 2000)


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


Note 2 - Discontinued Agriculture Segment

 During 2001, the remaining 18,400 net acres of farmland and the agriculture operational assets, previously reported in Property, Plant, and Equipment in the Consolidated Balance Sheet, were sold and closed, resulting in a pretax gain on the disposal of the former agriculture segment of $13,702,000 (net of related costs). Income tax expense for discontinued operations totaled $5,320,000. Since the Company disposed of the agriculture segment in a tax-deferred exchange, the sales proceeds were deposited with a qualified intermediary and used to acquire replacement property. During 2001, the Company acquired, utilizing these funds, approximately 25,100 acres of pine timberland, designated as replacement properties, with capital expenditures of $38,259,000, which completed the tax-deferred land exchanges. As part of the transactions, advances in the form of interest-bearing notes from the intermediate accommodating title holders and a note from the minority owners of Ashly Plantation were repaid to the Company, amounting to $16,364,000.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 2001
                  ------------------------------------------
                   (Unaudited, except for December 31, 2000)


Note 3 - Earnings per Common Share

 The amounts used in computing earnings per share consisted of the following:

                                                Three Months Ended   Nine Months Ended
                                                  September 30,         September 30,
                                               -------------------  -------------------
   (Thousands, except per share amounts)         2001       2000      2001       2000
                                               --------   --------  --------   --------
   Income/(loss) from continuing operations     $  (114)        (7)       743     4,137
   Discontinued operations, net                      51      7,359      8,382     7,639
   Less preferred dividends                        (566)      (566)    (1,697)   (1,697)
                                                -------     ------     ------    ------
     Income available to common
      shareholders                              $  (629)     6,786      7,428    10,079
                                                =======     ======     ======    ======

   Weighted average number of
    common shares used in basic EPS              11,887     12,113     11,899    12,248
   Effect of dilutive stock options                  54         10         28        10
                                                -------     ------     ------    ------
     Weighted average number of
      common shares and dilutive
      potential common stock used
      in EPS assuming dilution                   11,941     12,123     11,927    12,258
                                                =======     ======     ======    ======

   Earnings per common share
     Basic
       Continuing operations                    $  (.06)      (.05)      (.08)      .20
       Discontinued operations                      .01        .61        .70       .62
                                                -------     ------     ------    ------
       Net income                               $  (.05)       .56        .62       .82
                                                =======     ======     ======    ======

     Assuming dilution
       Continuing operations                    $  (.06)      (.05)      (.08)      .20
       Discontinued operations                      .01        .61        .70       .62
                                                -------     ------     ------    ------
       Net income                               $  (.05)       .56        .62       .82
                                                =======     ======     ======    ======

Note 4 - Inventories

 Inventories at the balance sheet dates consisted of the following:

                                                                  Sept. 30,    Dec. 31,
   (Thousands of dollars)                                            2001        2000
                                                                 -----------  ----------
   Logs                                                          $     1,407       2,380
   Lumber                                                              3,702       2,359
   Materials and supplies                                                405         388
                                                                 -----------  ----------
                                                                 $     5,514       5,127
                                                                 ===========  ==========

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 2001
                  ------------------------------------------
                   (Unaudited, except for December 31, 2000)


Note 5 - Investment in Del-Tin Fiber

 The Company owns 50 percent of the membership interest of Del-Tin Fiber. The Company's investment in Del-Tin Fiber is carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses.

 The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for periods ended September 30 consisted of the following:

                                                                       Sept. 30,   Dec. 31,
   (Thousands of dollars)                                                2001        2000
                                                                       --------    -------
  Condensed Balance Sheet Information
     Current assets                                                    $  7,405      5,863
     Property, plant, and equipment - net                                99,009     95,571
     Other noncurrent assets                                              8,782      4,650
                                                                       --------    -------
       Total assets                                                    $115,196    106,084
                                                                       ========    =======

     Current liabilities                                               $  3,282      4,558
     Long-term debt                                                      89,000     89,000
     Other noncurrent liabilities                                             9          7
     Members' capital/(deficit)                                          22,905     12,519
                                                                       --------    -------
       Total liabilities and members' capital/(deficit)                $115,196    106,084
                                                                       ========    =======

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,          September 30,
                                                 -------------------   -------------------
                                                   2001       2000       2001*      2000
                                                 --------   --------   --------- ---------
  Condensed Income Statement
   Information
     Net sales                                     $ 8,092    6,935      10,697     24,273
                                                   -------   ------    --------    -------
     Costs and expenses
       Cost of sales                                 8,846    9,835      16,932     29,996
       Depreciation                                    790      971       1,632      3,511
       General and administrative expenses             415      448         809      1,238
                                                   -------   ------    --------    -------
         Total costs and expenses                   10,051   11,254      19,373     34,745
                                                   -------   ------    --------    -------

         Operating income/(loss)                    (1,959)  (4,319)     (8,676)   (10,472)

     Interest income                                    47       51         145        152
     Interest and other debt expense                (1,382)  (1,862)     (4,309)    (5,512)
     Gain/(loss) on disposal of assets                   -      (72)       (468)       (72)
                                                   -------   ------    --------    -------
         Net income/(loss)                         $(3,294)  (6,202)    (13,308)   (15,904)
                                                   =======   ======    ========    =======

   *The Del-Tin facility resumed operations in early June following a temporary shutdown to modify its heat energy system. Direct operating costs during the shutdown period were expensed as incurred and are included in Cost of Sales.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 2001
                  ------------------------------------------
                   (Unaudited, except for December 31, 2000)


Note 6 - Timber and Timberlands

 Timber and timberlands at the balance sheet dates consisted of the following:

                                                                                          Sept. 30,   Dec. 31,
   (Thousands of dollars)                                                                    2001       2000
                                                                                           --------    -------

   Purchased stumpage inventory                                                            $  7,201      9,987
   Timberlands                                                                               76,535     66,788
   Fee timber                                                                               179,184    145,981
   Logging facilities                                                                         1,691      1,672
                                                                                           --------    -------
                                                                                            264,611    224,428
   Less accumulated cost of fee timber harvested
    and facilities depreciation                                                             (50,404)   (43,030)
                                                                                           --------    -------
                                                                                           $214,207    181,398
                                                                                           ========    =======

Note 7 - Property, Plant, and Equipment

 Property, plant, and equipment at the balance sheet dates consisted of the following:

                                                                                          Sept. 30,   Dec. 31,
   (Thousands of dollars)                                                                    2001       2000
                                                                                           --------    -------

   Land                                                                                    $    125      2,584
   Land improvements                                                                          3,265      4,121
   Buildings and structures                                                                   4,468      4,790
   Machinery and equipment                                                                   71,850     74,568
                                                                                           --------    -------
                                                                                             79,708     86,063
   Less accumulated depreciation                                                            (38,673)   (40,857)
                                                                                           --------    -------
                                                                                           $ 41,035     45,206
                                                                                           ========    =======

Note 8 - Supplemental Cash Flow Disclosures

 Income tax refunds received, net of payments, were $2,043,000 in the 2001 period, while income taxes paid, net of refunds, during the first nine months of 2000 were $1,214,000. Interest paid, net of amounts capitalized, was $3,620,000 and $2,344,000 in 2001 and 2000, respectively.

 (Increases)/decreases in operating working capital other than cash and cash equivalents, for the nine months ended September 30 consisted of the following:

   (Thousands of dollars)                                2001     2000
                                                      -------   ------

   Trade accounts receivable - net                    $  (917)     784
   Other receivables                                   (1,111)     257
   Inventories                                           (387)   1,415
   Prepaid expenses and other current assets             (824)  (2,412)
   Trade accounts payable                               1,484    2,177
   Deferred revenues and other accrued liabilities      1,737      597
                                                      -------   ------
                                                      $   (18)   2,818
                                                      =======   ======

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 2001
                  ------------------------------------------
                   (Unaudited, except for December 31, 2000)

Note 9 - Impact of Accounting Pronouncements

 In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion ("APB") No. 16, Business Combinations and SFAS 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and requires all business combinations in the scope of this statement to be accounted for using the purchase method. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

 In August 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Other Intangible Assets, and SFAS 143, Accounting for Asset Retirement Obligations. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17, Intangible Assets. It addresses how intangible assets should be accounted for in financial statements upon their acquisition and how they should be accounted for after they have been initially recognized. SFAS 142 is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

 In October 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

 The effect of the adoption of SFAS 141, SFAS 142, SFAS 143, or SFAS 144 is not expected to have a material impact on the Company's financial results.

                           DELTIC TIMBER CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 2001
                  ------------------------------------------
                   (Unaudited, except for December 31, 2000)

Note 10 - Business Segments

 Information about the Company's business segments consisted of the following:

                                              Three Months Ended    Nine Months Ended
                                                September 30,         September 30,
                                              ------------------   ------------------
 (Thousands of dollars)                         2001      2000       2001      2000
                                              --------  --------   --------  --------
 Net sales
   Woodlands                                   $ 7,290    11,158     29,762    32,949
   Mills                                        15,320    13,893     44,013    54,752
   Real Estate                                   5,798     2,999     12,202     9,982
   Eliminations*                                (2,968)   (2,972)   (10,243)  (12,606)
                                               -------    ------    -------   -------
                                               $25,440    25,078     75,734    85,077
                                               =======    ======    =======   =======
 Income/(loss) from continuing operations
  before income taxes
   Operating income
     Woodlands                                 $ 3,101     8,020     16,693    23,173
     Mills                                      (1,664)   (2,806)    (3,968)   (2,600)
     Real Estate                                 2,010       175      2,962     1,269
     Corporate                                    (629)   (1,179)    (4,843)   (4,840)
     Eliminations                                 (230)     (183)      (271)     (131)
                                               -------    ------    -------   -------
     Operating income                            2,588     4,027     10,573    16,871
   Equity in loss of Del-Tin Fiber              (1,647)   (3,101)    (6,654)   (7,952)
   Interest income                                  11        43        918       137
   Interest and other debt expense              (1,372)   (1,141)    (4,439)   (3,224)
   Other income/(expense)                          104        92        328       276
                                               -------    ------    -------   -------
                                               $  (316)      (80)       726     6,108
                                               =======    ======    =======   =======
 Depreciation, amortization, and
  cost of fee timber harvested
   Woodlands                                   $ 1,795       917      7,753     5,487
   Mills                                         1,378     1,155      4,059     3,372
   Real Estate                                      99        78        266       235
   Corporate                                        36        50        109       194
                                               -------    ------    -------   -------
                                               $ 3,308     2,200     12,187     9,288
                                               =======    ======    =======   =======
 Capital expenditures
   Woodlands                                   $ 1,461     9,320     43,629    13,950
   Mills                                         1,570     2,588      3,709     4,814
   Real Estate                                   4,190     2,493      8,068     6,277
   Corporate                                        19        34         56       313
                                               -------    ------    -------   -------
     Capital expenditures for
      continuing operations                      7,240    14,435     55,462    25,354
   Discontinued agriculture operations               -         -          -        53
                                               -------    ------    -------   -------

                                               $ 7,240    14,435     55,462    25,407
                                               =======    ======    =======   =======

 *Intersegment sales of timber from Woodlands to Mills.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

     The results of operations for the third quarter of 2001 was a loss of $.1 million, $.05 a share, compared to third quarter 2000 earnings of $7.4 million, $.56 a share. A loss from continuing operations for the third quarter of $.2 million compared to break-even results a year ago, losses of $.06 and $.05 per share, respectively, after preferred dividends. Income from discontinued operations, net of income taxes, was $.1 million, $.01 a share, in the current quarter compared to $7.4 million, $.61 a share, in 2000 due to recording gains on the initial disposals of agriculture farmland in the prior-year period. Net sales for the third quarter of 2001 totaled $25.4 million, an increase of $.3 million from a year ago. Operating income for the third quarter of 2001 was $2.6 million compared to $4.1 million during the same quarter in 2000. Net cash provided by operating activities decreased $5.5 million, from $14.2 million to $8.7 million for the 2001 period.

     Operating income for the third quarter of 2001 decreased $1.5 million when compared to the third quarter of 2000. The Woodlands segment decreased $4.9 million due primarily to reduced sales of non-strategic and higher and better use timberland. Mills segment operating results increased $1.1 million from the same quarter of 2000 as the Company lowered its lumber production cost per thousand board feet ("MBF") by five percent. Operating income for Real Estate segment operations increased $2 million from a year ago due to increased commercial acreage and residential lot sales. Corporate operating expense decreased $.5 million as a result of reduced stock option plan expense due to decrease in the market price of the Company's common stock during the current quarter.

     The Woodlands segment reported net sales of $7.3 million for the current quarter compared to $11.1 million a year ago. Sales of 321 acres of timberland produced revenues of $.5 million in the current period, while sales of 2,610 acres generated $6.2 million in the prior-year period. Sales of pine sawtimber increased $1.4 million as a result of a 43,176 ton (45 percent) increase in harvest levels to 139,160 tons, partially offset by a $3 per ton drop in pine sawtimber sales price to $39 per ton. Sales of hardwood increased $.2 million. Operating income was $3.1 million in the third quarter of 2001, a decrease of $4.9 million when compared to third quarter 2000 operating income of $8 million, resulting primarily from the decrease in net sales combined with a $.9 million increase in the cost of fee timber harvested due to the increase in harvest levels and a higher cost per ton of timber harvested.

     Mills operations' net sales for the third quarter of 2001 were $15.3 million compared to $13.9 million for the third quarter of 2000. Finished lumber sales increased $1.3 million due to a six percent increase in sales volume to
41.4 million board feet ("MMBF") due to slightly improved market conditions during the first half of the current quarter. Average lumber sales price for the current quarter was $315 per MBF, four percent higher than a year ago. An operating loss of $1.7 million was reported for the third quarter of 2001 compared to a loss of $2.8 million for the 2000 period. The improvement of $1.1 million was primarily due to the increase in net sales combined with a $19 per MBF reduction in the manufacturing cost per MBF sold resulting mainly from an $18 per MBF decrease in the cost of logs used in the Company's sawmills.

     The Real Estate segment recorded net sales of $5.7 million in 2001 compared to $3 million in 2000. Residential lot sales increased 15 lots to 43 in the current quarter as a result of the timing of lot offerings, while the average sales price per lot decreased $1,000 to $57,000 due to sales mix. The current-year period benefited from a 12-acre commercial site sale for $144,700 per acre and from a 30-acre increase in undeveloped acreage sales which generated an additional $.3 million. Operating income increased $2 million, to $2.1 million, due to the increase in net sales.

     Corporate operating expense was $.6 million in the third quarter of 2001, which compared to $1.1 million for the same quarter of 2000. The decrease was primarily the result of lower general and administrative expenses, due primarily to decreased costs related to variable awards under the Company's stock option plan caused by a 12 percent decrease in the per share market price of Deltic common stock during the quarter. Equity in the loss of Del-Tin Fiber recorded by the Company was $1.7 million in 2001 compared to $3.2 in the third quarter of 2000. The improvement was facilitated by a 4.5 million square feet (3/4" basis) increase in production volume as a number of the plant's former production problems were corrected during the shutdown of the facility earlier in the year. Utilizing this additional production, Del-Tin Fiber replaced inventory depleted during the shutdown and increased sales volume by 2.2 million square feet. In addition, the average sales price per thousand square feet for the plant's medium density fiberboard increased $18 from a year ago to $344.

     Income taxes related to continuing operations was a benefit of $.1 million for both periods.


Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

     For the first nine months of 2001, net income totaled $9.1 million, $.62 a share, compared to net income for the nine months ended September 30, 2000, of $11.8 million, $.82 a share. Income from continuing operations for the 2001 period was $.7 million, a loss of $.08 a share, a decrease of $3.4 million from $4.1 million, $.20 a share, in the corresponding period in 2000. (All per share amounts are after preferred dividends.) The decrease was due to lower operating income for the Company's Woodlands and Mills segments, partially offset by improved operating results from the Real Estate segment combined with a decrease in income tax expense. Income from discontinued operations, net of income taxes, was $8.4 million, $.70 a share, for 2001 compared to $7.7 million, $.62 a share, in 2000.

     Operating income for the nine months ended September 30, 2001, was $10.6 million, a decrease of $6.3 million from 2000. The Company's Woodlands segment decreased $6.5 million as a result of a decrease in the margin realized from timberland sales combined with an increase in the cost of fee timber harvested. The Mills segment decreased $1.4 million due primarily to a six percent drop in average lumber sales price. Real Estate operations increased $1.8 million, resulting mainly from the margin on a commercial site sale in the current year.

     The Woodlands segment produced net sales of $29.8 million during the nine months ended September 30, 2001, a decrease of $3.1 million when compared to $32.9 million during 2000. Net sales generated from the sale of non-strategic and higher and better use timberland decreased by $3.1 million to $5.3 million during the 2001 period. Pine sawtimber sales increased $.1 million as a result of a 14 percent increase in sales volume to 517,247 tons, essentially offset by a $5 per ton (11 percent) drop in the sales price for pine sawtimber. Sales of hardwood sawtimber decreased $.6 million due to the Company selling non-strategic tracts of Louisiana hardwood timberland during 2000. Operating income was $16.7 million for the first nine months of 2001, compared to $23.2 million in 2000. The decrease was due mainly to the reduction in net sales combined with a $2.2 million increase in the cost of fee timber harvested resulting from the increase in harvest levels and a higher cost per ton of timber harvested. Additional factors were a $.4 million increase in timber replanting expenses, resulting from the extreme heat and drought conditions experienced in the Company's operating area during the summer of 2000, and a $.3 million increase in commission expense related to timberland acreage sale transactions.

     Mills operations recorded net sales of $44 million during the first nine months of 2001, compared to $54.8 million for the corresponding period of 2000. The 20 percent decrease was due primarily to a $9.9 million decrease in sales of finished lumber resulting from a 16 percent reduction in sales volume, to 118 MMBF, as the Company made temporary reductions in lumber production during the first five months of the year due to market conditions, combined with a six percent decrease in average sales price per MBF of finished lumber sold to $317. As a result of the reduction in production levels, sales of residual by-products of the manufacturing process declined by $1.6 million. A loss from operations of $4 million in 2001 compared to a loss of $2.6 million during 2000. The decrease in financial results was due primarily to the reduction in net sales, partially offset by lower manufacturing expenses due mainly to a $25 per MBF reduction in raw material cost for logs used in the Company's sawmills.

     Real Estate operations reported net sales of $12.1 million during 2001 compared to $10 million during 2000. Residential lot sales totaled 94 lots, a decrease of 22 from the 2000 period as a result of the timing of new lot development and offerings, while the average sales price of $63,800 increased $11,600 per lot due to the mix of lots sold. Included in the first nine months of 2001 was the 12-acre commercial site sale for $144,700 per acre, while the 2000 period included the sale of a .7-acre commercial outparcel for $206,500 per acre. Sales of undeveloped acreage increased by 35 acres, to 40 acres, resulting in an increase in net sales of $.3 million. Operating income of $3 million in 2001 increased from $1.2 million a year ago as the result of the increase in net sales.

     Corporate operating expense was $4.8 million in both 2001 and 2000. Equity in the loss of Del-Tin Fiber recorded by the Company decreased $1.3 million, to $6.7 million, due to the reduction of expenses during the shutdown of the facility for four months of the current year to correct problems with its heat energy system and to the resulting production improvements upon resuming operations in June. Interest income, earned primarily from agriculture asset and timberland sales proceeds deposited with trustees, increased $.8 million, while interest expense was $1.2 million higher due to increased average borrowings. However, at the end of September, long-term debt had been reduced $7.2 million from the 2000 year-end level. Income taxes related to continuing operations decreased $2 million due to the level of pretax income and the impact of reflecting certain permanent differences during the current year between the Company's financial and income tax bases of reporting income.

     The first nine months of 2001 included income from discontinued agriculture operations, net of income taxes, of $8.4 million compared to $7.7 million for the corresponding period in 2000. The sale of 18,400 acres of farmland at a pretax gain of $13.4 million was recorded in the current year, while 12,600 acres were sold in the 2000 period for a $12 million gain. Income from agriculture operating activities was $.2 million in 2001 and $.8 million in 2000. Income tax expense for discontinued operations totaled $5.3 million for the current-year period and $5.1 million a year ago.


Financial Condition

     For the nine months ended September 30, 2001, net cash provided by operating activities totaled $25.3 million compared to $33.7 million for the same period in 2000. Changes in operating working capital, other than cash and cash equivalents, neither provided nor required cash for the first nine months of 2001, but provided cash of $2.8 million for the same period in 2000.

     Capital expenditures required cash of $55.3 million in the current-year period, of which $38.3 million was for the purchase of replacement timberland properties, and $25.4 million a year ago. Capital expenditures by segment consisted of the following:

                                                                        Nine Months
                                                                      Ended Sept. 30,
                                                                     ------------------
               (Thousands of dollars)                                  2001      2000
                                                                     -------   --------
               Woodlands                                              $43,629   13,950
               Mills                                                    3,709    4,814
               Real Estate                                              8,068    6,277
               Corporate                                                   56      313
                                                                      -------   ------
                   Capital expenditures for continuing operations      55,462   25,354
               Discontinued agriculture operations                          -       53
                                                                      -------   ------
                   Total capital expenditures                          55,462   25,407
               Owner-financed expenditures                               (176)       -
                                                                      -------   ------
                   Total capital expenditures requiring cash          $55,286   25,407
                                                                      =======   ======


     The net change in purchased stumpage inventory to be utilized in the Company's sawmill operations provided cash of $2.8 million in 2001, but required cash of $.1 million during 2000. The Company advanced Del-Tin Fiber $11.8 million during the current period and $6.6 million during the same period of 2000. Maturities of U.S. government securities provided $.9 million during the 2000 period. During 2001, receipts of income tax refunds classified as noncurrent receivables at year-end 2000 provided $1.3 million.

     The disposal of a portion of the agriculture operation assets and sale of non-strategic timberland in the prior-year period generated proceeds of $14.4 million and $8.4 million, respectively; however, due to the requirements of a tax-deferred exchange, all of these proceeds were deposited with a trustee to be used to acquire pine timberland, designated as "replacement property" for income tax purposes. In the current year, the disposal of the remainder of the agricultural assets generated proceeds of $18.1 million, $1.5 million of which had previously been received as farmland sale contract deposits, which were also deposited with the trustee. Purchases of designated replacement properties during 2000 utilized $7.2 million of proceeds, with the remainder utilized during the 2001 period. (These purchases of replacement properties are included in the capital expenditures of the Woodlands segment.) Upon completion of the two reverse land exchanges in which Deltic was involved, $16.4 million previously advanced to the accommodating title holders required in such exchanges was repaid to the Company.

     The Company borrowed $10.5 million and made repayments of debt, utilizing funds received from reverse exchange accommodators, of $18.8 million during the first nine months of 2001 compared to borrowings of $13.3 million and debt repayments of $.2 million during the same period of 2000. Purchases of treasury stock for the respective periods utilized $1 million and $8.8 million. The decrease in bank overdraft in the current year was $.6 million. Deltic paid dividends totaling $3.9 million in 2001, consisting of $1.7 million for redeemable preferred stock and $2.2 million for common stock, and $4 million in 2000. Upon renegotiating its revolving credit facility, the Company paid $.5 million in related issuance costs. These net uses of funds resulted in a $1.9 million decrease in the Company's cash and cash equivalents since December 31, 2000.

     On June 20, 2001, Deltic completed negotiation of an agreement with SunTrust Bank and other domestic banks which provides a new unsecured, committed revolving credit facility totaling $105 million to replace its previous credit facility which was due to expire on April 15, 2002. The new agreement expires on July 15, 2004, with terms similar to the Company's original facility.

     On December 14, 2000, the Company's Board of Directors authorized a stock repurchase program of up to $10 million of its common stock. Under this program, the Company can purchase shares through the open market and privately negotiated transactions at prices deemed appropriate by Deltic's management. As of September 30, Deltic had expended $1 million of the amount committed under this program, with the purchase of 48,500 shares at an average cost of $21.15 per share.

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


DELTIC TIMBER CORPORATION

By:        /s/Ron L. Pearce               Date:  November 8, 2001
   ---------------------------------             -------------------
     Ron L. Pearce, President
   (Principal Executive Officer)



         /s/Clefton D. Vaughan            Date:  November 8, 2001
------------------------------------             --------------------
 Clefton D. Vaughan, Vice President,
     Finance and Administration
     (Principal Financial Officer)



         /s/Emily R. Evers                Date:  November 8, 2001
------------------------------------             -------------------
   Emily R. Evers, Controller
  (Principal Accounting Officer)
