Form 10-K405
period 2001-12-31
DELTIC TIMBER CORP
filed 2002-03-25
CIK 1022469

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 FORM 10-K

(Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

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
     (State or other jurisdiction of             (I.R.S. Employer Identification
       incorporation or organization)                       Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.
                                       --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the New York Stock Exchange on February 28, 2002, was $207,635,103. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 28, 2002, was 11,906,404.

                     Documents incorporated by reference:

The Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 25, 2002.

===============================================================================

                    TABLE OF CONTENTS - 2001 FORM 10-K REPORT

                                                                                      Page
                                                                                     Numbers
                                                                                     -------

                                     PART I

Item   1.     Business                                                                   3

Item   2.     Properties                                                                14

Item   3.     Legal Proceedings                                                         14

Item   4.     Submission of Matters to a Vote of Security Holders                       14

                                     PART II

Item   5.     Market for Registrant's Common Equity and Related Stockholder
              Matters                                                                    16

Item   6.     Selected Financial Data                                                    17

Item   7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                      18

Item   7A.    Quantitative and Qualitative Disclosures About Market Risk                 35

Item   8.     Financial Statements and Supplementary Data                                36

Item   9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                                   67

                                     PART III

Item 10.      Directors and Executive Officers of the Registrant                         68

Item 11.      Executive Compensation                                                     68

Item 12.      Security Ownership of Certain Beneficial Owners and Management             68

Item 13.      Certain Relationships and Related Transactions                             68

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K           69

Signatures                                                                               72

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Deltic Timber Corporation ("Deltic" or the "Company") is a natural resources company engaged primarily in the growing and harvesting of timber. The Company owns approximately 438,600 acres, primarily in Arkansas and north Louisiana, including 432,700 acres of timberland (the "timberlands").

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

         The timberlands consist primarily of Southern Pine and include approximately 250,000 acres of all-aged pine forests and 150,000 acres of pine plantations. Estimated pine sawtimber inventory as of December 31, 2001, was 10,694,200 tons. Management considers the timberlands to be the Company's most valuable asset and the harvest of stumpage to be its most significant source of income. Deltic actively manages its timberlands in order to increase productivity and maximize the long-term value of its timber assets. The Company harvests timber from the timberlands in accordance with its harvest plans and sells timber in the domestic market or converts timber to lumber in its sawmills. In 2001, Deltic harvested 673,055 tons of pine sawtimber from its timberlands.

         The Company implemented a timberland acquisition program in late 1996. This ongoing program has enabled the Company to increase harvest levels, while expanding its timber inventory. The Company intends to focus its acquisition program on timberland in its current operating area. Unlike other timber-producing areas of North America, most of the timberland in the southern U.S. is privately held, making it potentially available for acquisition.

         The Company's two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production. In addition, each mill is strategically located near significant portions of the timberlands. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. The mills produce a variety of products, including dimension lumber, boards, timbers, decking, and secondary products such as finger-jointed studs. The lumber is sold primarily to wholesalers and treaters in the South and Midwest and is used in residential construction, roof trusses, laminated beams, and remanufactured items. Combined annual capacity of the two mills at December 31, 2001, was 246 million board feet ("MMBF"). The Company's total finished lumber production was 164 MMBF in 2001 and 169 MMBF in 2000. This reduction in output from 186 MMBF in 1999 was in response to poor market conditions as Deltic and much of the industry curtailed production during this period.

         The Company's real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, a 4,800-acre upscale planned community, centered around two golf courses, designed by Robert Trent Jones, Jr., at Chenal Country Club. The property is being developed in stages, and real estate sales to date have consisted primarily of residential lots sold to builders or individuals and commercial tracts. In addition to Chenal Valley, Deltic is developing Chenal Downs, a 400-acre equestrian development located just outside of Chenal Valley, and Red Oak Ridge, an 800-acre development in Hot Springs, Arkansas.

         The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. The plant is designed to have an annual capacity of 150 million square feet ("MMSF"), on a 3/4-inch basis, making it one of the largest plants of its type in the world. MDF, which is used primarily in the furniture, flooring, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, held together by an adhesive bond.

         In August 2000, the Company's Board of Directors approved the disposal of Deltic's former Agriculture segment assets, subject to using the sales proceeds to purchase additional Southern Pine timberland, via tax-deferred exchanges. As a result, activities of this segment have been accounted for as discontinued operations. Deltic engaged an agricultural land consulting and brokerage firm to act as advisors in evaluating and marketing about 50,000 acres (approximately 38,800 acres net to Deltic) of farmland located in northeast Louisiana. As of December 31, 2001, all former agricultural lands, as well as all related agriculture operational assets, have been sold, and the proceeds were used to purchase approximately 37,000 acres of Southern Pine timberland. This initiative provided the Company a significant and unique opportunity to advance its strategy of growing its core forest products business.

FOREST PRODUCTS INDUSTRY

         The demand for, and prices of, timber and manufactured wood products, including lumber, are affected primarily by the cyclical supply and demand factors of the forest products industry. Among these factors are general economic conditions, interest rates, foreign exchange rates, housing starts, residential repair and remodeling activity, commercial construction, industry capacity and production levels, imports, the availability of raw materials, and weather conditions. In 2001, the domestic industry continued to suffer from an oversupply of lumber. Despite an increase in housing starts, the slowdown in the overall economy caused consumption to decline, and a reduction in domestic production was partially offset by increased imports and decreased exports. These factors combined to cause lumber prices to decline from the already low levels of 2000. Timber prices in the Company's market area declined in 2001 in response to the decrease in lumber prices, although not to the same extent.

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

WOODLANDS

         The Company owns approximately 432,700 acres of timberland, primarily in Arkansas and north Louisiana, stocked principally with Southern Pine. Management considers the timberlands to be Deltic's most valuable asset and the harvest of this stumpage to be the Company's most significant source of income.

         The approximate breakdown of the Company's timberland acreage at year-end 2001 consisted of the following:

                                                          Acres
                                                         -------

           Pine forest................................   250,000
           Pine plantation ...........................   150,000
           Hardwood forest............................    20,000
           Other......................................    12,700
                                                         -------
           Total......................................   432,700
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

         Timber Inventory. The Company's estimated standing timber inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of pine inventory is subject to periodic adjustments based on sample cruises and actual volumes harvested. The hardwood inventory shown in the following table is only an approximation, so the physical quantity of such timber may vary significantly from this approximation. Estimated inventory of standing timber as of December 31, 2001, consisted of the following:

                                                        Estimated
                                                         Volume
                                                         (Tons)
                                                      -----------
           Pine timber
              Sawtimber.................................10,694,200
              Pulpwood.................................. 5,937,400

           Hardwood timber
              Sawtimber................................. 1,087,800
              Pulpwood.................................. 1,329,500

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

         Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, including higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. However, this process does not involve genetic engineering. The seedlings are planted in all-aged stands or a site is completely replanted in the case of a regeneration harvest. During 2001, about 16,800 acres were planted, primarily using seedlings grown from seeds produced at the orchard facility, with approximately 14,600 acres scheduled to be planted in 2002, as the Company continues to reforest recently acquired, understocked tracts. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission's Best Management Practices.

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

         The Company's cull timber release program is designed to control undesirable, competitive vegetation in its forests and to increase pine growth rates and reproduction. Deltic treated 18,800 acres in 2001 compared to 17,700 acres in 2000 under this program.

         Harvest Plans. Management views the timberlands as assets with substantial inherent value apart from the sawmills and intends to manage the timberlands on a basis that permits regeneration of the timberlands over time. The Company intends to continue to manage the timberlands on a sustainable-yield basis and has no plans to harvest timber at levels that would diminish its timber inventory. In 2001, the Company harvested 673,055 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest 730,000 tons of pine sawtimber in 2002.

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

         Wildlife Management. The Company has an active wildlife management program. Deltic leased 381,000 acres and 355,000 acres for hunting purposes in 2001 and 2000, respectively. The Company's wildlife biologist has conducted white-tailed deer management clinics throughout Arkansas. In addition, Deltic cooperates with federal, state, and private agencies in various wildlife studies.

         Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provides harvest planning, silvicultural improvements, and maintenance work for approximately 61,000 acres.

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

         The Company intends to continue to focus its acquisition program on timberlands in its current operating area that range from fully-stocked to cutover tracts. Unlike other timber-producing areas of North America, most of the timberland in the southern U.S. is privately held, making it potentially available for acquisition. There can be no assurance that timber properties suitable for acquisition will be identified by the Company, or that once identified, such properties will ultimately be acquired by the Company.

         Deltic formed an acquisition team to implement its timberland acquisition program. Lands considered for purchase are evaluated based on location, site index, timber stocking, and growth potential. Approximately 108,500 acres of strategically located pine timberland have been added since the inception of the program. Individual land purchases have ranged from 20 acres to 21,700 acres.

         Land Sales. The Company expanded its land sales program in 1999. Land sales consist of both non-strategic timberland and higher and better use lands. Sales totaled 7,336 acres in 1999, 5,254 acres in 2000, and 3,315 acres in 2001.

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

         Combined annual production capacity of the two mills increased from 226 MMBF at year-end 1999 to 246 MMBF at year-end 2001 following the installation of a curve sawing gang and double length infeed at the Ola Mill. The Company's lumber output, however, declined for the second consecutive year with production totaling 164 MMBF in 2001 and 169 MMBF in 2000, compared to 186 MMBF in 1999. The reduction was in response to poor market conditions, as Deltic and much of the industry curtailed production during this period. Lumber markets have improved slightly in early 2002, and the Company projects production of 210 MMBF for the year. However, actual lumber output will be subject to market conditions during 2002.

         Capital Projects. Deltic has invested significant capital in its sawmills in recent years to increase production capacity, decrease costs, and expand the product mix. Major capital projects completed at the Ola Mill over the past several years include: installation of a curve sawing gang and double length infeed to improve log recovery, increase hourly output, and expand product mix; the installation of an optimized edger system to increase lumber recovery; replacement of the existing planermill with a high-speed planermill and automated sorting system to increase mill output; the construction of a small log processing system which extracts small diameter logs from pulpwood, thus reducing log costs; the addition of a boiler system and steam dry kilns to increase mill capacity and provide the capability to produce higher value lumber; and the expansion of log storage capacity to enable increased production as market conditions improve.

         At the Waldo Mill, major capital projects completed over the past several years include: installation of a new edger and optimizer to improve recovery from edge boards, the installation of a log optimization system to improve lumber recovery, extension of the green lumber sorter to increase planermill throughput, the addition of finger-jointing and remanufacturing facilities which add value to existing production, and the construction of a new high speed planermill and automated sorting system that provide the finishing capacity necessary to operate two shifts at the sawmill. During 2001, a project to install a curve sawing gang was initiated, with completion expected in April 2002. This is expected to improve log recovery and increase hourly output.

         Raw Materials. In 2001, the Company's two sawmills processed 752,710 tons of logs, obtained from either the timberlands or purchased from public and private landowners. The timberlands supplied 55 percent, or 413,086 tons, of the mills' raw material requirements, while the mills processed 61 percent of the 673,055 tons of pine sawtimber harvested from the timberlands.

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

         In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement its own timber harvests from the timberlands. The Company has an active timber procurement department for each of its sawmills. As of December 31, 2001, the Company had under contract 193,644 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next four years. During 2001, the Company harvested third-party stumpage and purchased logs from third parties totaling 339,624 tons. Of this volume, purchases from the U.S. Forest Service represented 15.9 percent. The balance of such volume was acquired from private lands.

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

         Residual Wood Products. The Company pursues waste minimization practices at both of its sawmills. Wood chips are usually sold to paper mills or Del-Tin Fiber, and bark is frequently sold for use as fuel. Bark, sawdust, shavings, and wood chips that cannot be sold are used as "hog fuel" to fire the boilers that heat the drying kilns. In the future, the Company expects to continue to sell a significant portion of its Waldo Mill's residual wood chip production to Del-Tin Fiber pursuant to a fiber supply agreement. However, during the period in 2001 that Del-Tin Fiber was shut down, Waldo Mill's chip production was sold to a third party.

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

REAL ESTATE

         The Company's real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time the Company has been developing Chenal Valley, a 4,800-acre upscale planned community, centered around two Robert Trent Jones, Jr. designed golf courses. The first golf course was completed in 1990. Construction of the second course began in 2001, and is expected to be open for play in the fall of 2002. The property has been developed in stages, and real estate sales to date have consisted primarily of residential lots sold to builders or individuals and commercial tracts.

         Residential Development. Residential sales in Chenal Valley began in 1987. To date, 1,497 lots have been developed in 17 neighborhoods and 1,406 lots have been sold, with about 1,300 residences constructed or under construction. When fully developed, Chenal Valley will include approximately 4,600 homesites. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acre to 1 acre and lot price has ranged from $25,000 per lot to over $250,000 per lot.

         Commercial Development. Commercial development began with the construction of a Company-owned, 50,000-square-foot office building, which was sold during 2000. Commercial activity to-date has consisted of the sale of 26 acres for multi-family development in 1997; eight acres in 1998; 74 acres in 1999; and 10 acres in 2000 including nine acres sold with the office building. During 2001, commercial sales increased to 14 acres. When fully developed, Chenal Valley is planned to include 710 acres of commercial development.

         The completion of construction of Rahling Road, a major connector street, in 1998 provides greater access to Chenal Valley's commercial acreage. Located at the center of this commercial property is a Company-owned 35,000-square-foot retail center. The retail center was completed in early 2000 and offers retail space for lease. The center is surrounded by 14 outparcels, ranging in size from 0.2 to 1.8 acres.
To-date, five of these outparcels have been sold, and the remaining nine are currently for sale.

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

         Chenal Country Club. In connection with its Chenal Valley development, the Company developed Chenal Country Club, consisting of the above-described golf courses, a clubhouse, and related facilities for use by club members. The club membership originally agreed to purchase Chenal Country Club with payments to be made on specified terms through 1999. During 1997, the agreement was restructured in order to return ownership of Chenal Country Club to the Company, with the club members making ongoing membership fee payments. In connection with the restructuring, Deltic agreed to undertake substantial remodeling and expansion of the clubhouse, which was completed during 1999. Construction of the second 18-hole golf course began in early 2001, and it is expected to be open for play in the fall of 2002.

         Annexation. Chenal Valley remains the premier upscale residential and commercial development in the Little Rock real estate market. The City of Little Rock Board of Directors voted in November 1999 to approve Deltic's request for the annexation of almost 1,200 acres located west of the existing Chenal Valley neighborhoods. This annexation, which represents the fourth and final phase of Deltic's long-term development plan in west Little Rock, includes land for additional residential neighborhoods and the second golf course at Chenal Country Club. Also included is a 100-acre tract owned by Wildwood Park for the Performing Arts.

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

         Undeveloped Acreage. The success of Chenal Valley has increased the value of the Company's undeveloped real estate surrounding the development. Sales of undeveloped real estate amounted to 40 acres in 2001, compared to five acres in 2000 and 213 acres in 1999. Chenal Valley has also increased the value of Company-owned timberland immediately west of the development as reflected in timberland prices received on sales in this area.

         Other Developments. In addition to Chenal Valley, Deltic is developing Chenal Downs, located just outside of Chenal Valley, and Red Oak Ridge, in Hot Springs, Arkansas. Chenal Downs is a 400-acre equestrian development with controlled access, featuring secluded, five-acre lots. The first phase of the development was opened in December 1997, followed by a second phase in November 2000 with 36 of the 76 total available lots were sold at the end of 2001. Red Oak Ridge, Deltic's first development outside the Little Rock area, is an 800-acre upscale community designed for residential, resort, or retirement living. The first two neighborhoods in this development, offering a choice of either estate-sized homesites, with many overlooking one of two lakes, or garden-home lots, were offered for sale in late 1998. As of the end of 2001, nine of the 81 lots offered have been sold.

DEL-TIN FIBER

         Deltic owns 50 percent of the membership interest of Del-Tin Fiber, a joint venture to manufacture and market MDF. The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. The plant is designed to have an annual capacity of 150 MMSF, on a 3/4-inch basis, making it one of the largest plants of its type in the world.

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

         Production. The plant produced 52 MMSF of MDF in 2001 versus 94 MMSF during 2000. Start-up difficulties and operational problems with the plant's press and heat energy system limited production to levels significantly below capacity. The problems with the press were corrected in mid-1999. As natural gas prices escalated during the last half of 2000, the decision was made in late January 2001, to temporarily suspend operations until the heat energy system could be modified. Following completion of a capital project to modify this system, the plant resumed operations during June 2001. Rectification of the heat energy system should enable the plant's operations to increase production levels closer to the plant's capacity of 150 MMSF per year, depending on market conditions.

         Raw Materials. The Del-Tin plant provides an additional outlet for wood chip production from the Waldo Mill. Pursuant to a fiber supply agreement, the Company has agreed to sell, and Del-Tin Fiber to buy, substantially all residual wood chips from the Waldo Mill. However, during the period in 2001 that Del-Tin Fiber was shut down, these chips were sold to a third party. In addition, Del-Tin Fiber has an option to purchase residual wood chips from the Ola Mill and pulpwood chips, shavings, and sawdust from the Waldo Mill. During 2001 and 2000, Deltic sold approximately $1,924,000 and $3,649,000, respectively, of these lumber manufacturing by-products to Del-Tin Fiber.

DISCONTINUED AGRICULTURE OPERATIONS

         In August 2000, the Company's Board of Directors approved the disposal of Deltic's former Agriculture segment assets, subject to using the sales proceeds to purchase additional Southern Pine timberland, via tax-deferred exchanges. As a result, activities of this segment have been accounted for as discontinued operations. Deltic engaged an agricultural land consulting and brokerage firm to act as advisors in evaluating and marketing about 50,000 acres (approximately 38,800 acres net to Deltic) of farmland located in northeast Louisiana. As of December 31, 2001, all former agricultural lands, as well as all related agriculture operational assets, have been sold, and the proceeds were used to purchase approximately 37,000 acres of Southern Pine timberland. This initiative provided the Company a significant and unique opportunity to advance its strategy of growing its core forest products business.

PRODUCTS AND COMPETITION

         The Company's principal forest products are timber; timberland; lumber products, primarily finished lumber; residual wood products; and real estate.

         Timber. Timber harvested from the timberlands is utilized by the Company's sawmills or sold to third parties. The Company's timber sales to third parties accounted for approximately 12 percent, 13 percent, and 14 percent of consolidated net sales in 1999, 2000, and 2001, respectively.

         The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood manufacturing facilities, and accessibility.

         Land Sales. Timberland sold by the Company to third parties consists of both non-strategic timberland and lands with potential for higher and better use, and amounted to three percent, ten percent, and seven percent of consolidated net sales in 1999, 2000, and 2001, respectively.

         Lumber Products. The Company's sawmills produce a wide variety of products, including dimension lumber, boards, timbers, decking, and secondary products such as finger-jointed studs. Lumber is sold primarily to wholesalers and treaters in the South and Midwest and is used in residential construction, roof trusses, laminated beams, and remanufactured items. During 1999, 2000, and 2001, lumber sales as a percentage of consolidated net sales were approximately 58 percent, 51 percent, and 46 percent, respectively.

         The forest products market is highly competitive with respect to price and quality of products. In particular, competition in the commodity-grade lumber market in which the Company competes is primarily based on price. Deltic competes with other publicly held forest products companies operating in North America, many of which have significantly greater financial resources than the Company, as well as privately held lumber producers. In addition, Deltic's management expects the Company's products to experience additional increased competition from engineered wood products and other substitute products. Due to the geographic location of Deltic's timberlands and its high-quality timber, in addition to the Company's active timber management program, strategically located and efficient sawmill operations, and highly motivated workforce; Deltic has been able to compete effectively.

         Residual Wood Products. The Company's sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During 1999, 2000, and 2001, sales of these residual products accounted for nine percent, eight percent, and seven percent, respectively, of Deltic's consolidated net sales. Wood chips are the primary source of residual sales and are typically sold to Del-Tin Fiber or to paper mills. In 2001, Deltic's sawmills produced 247,967 tons of wood chips. In the future, the Company expects to continue to sell a significant portion of its wood chip production to Del-Tin Fiber for use in the production of MDF.

         Real Estate. The Company develops and sells residential lots and commercial sites. Deltic generally provides the supporting infrastructure. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. The Company also sells undeveloped acreage. During 1999, 2000, and 2001, the sales of residential lots, commercial sites, and undeveloped acreage as a percentage of consolidated net sales were 14 percent, 12 percent, and 18 percent, respectively. The sale of commercial property can have a significant impact on the Company's sales, but is unpredictable and irregular.

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

DECLINE IN AVAILABILITY OF FEDERAL TIMBER

         Various factors, including environmental and endangered species concerns, have limited, and will likely continue to limit, the amount of timber offered for sale by certain U.S. government agencies, which historically have been major suppliers of timber to the U.S. forest products industry. During 2001, the Company acquired approximately 16.4 percent of its timber supply for its Ola Mill from federal sources, primarily the Ouachita and Ozark National Forests. Any future decline in the availability of timber from federally owned lands will require that the Company, in order to supply the Ola Mill, rely more heavily on harvests from the Company's timberlands, including harvests from timberlands acquired in the future to the extent that suitable opportunities arise, and on the acquisition of timber from other sources, such as private timber owners. The Company's Waldo Mill does not currently process any timber acquired from federal sources.

ENVIRONMENTAL MATTERS

         The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, including laws relating to air and water emissions, the use of herbicides on timberlands, regulation of "wetlands", and the protection of endangered species. Environmental legislation and regulations, and the interpretation and enforcement thereof, are expected to become increasingly stringent. The Company has made, and will continue to make, expenditures to comply with such requirements in the ordinary course of its operations. Historically, these expenditures have not been material and the Company expects that this will continue to be the case. Liability under certain environmental regulations may be imposed without regard to fault or the legality of the original actions, and may be joint and several with other responsible parties. As a result, in addition to ongoing compliance costs, the Company may be subject to liability for activities undertaken on its properties prior to its ownership or operation and by third parties, including tenants. The Company is not involved with any such sites as of this time. The Company leases the rights to drill for oil and gas on some of its lands to third parties. Pursuant to these leases, the lessee indemnifies the Company from environmental liability relating to the lessee's operations. Based on its present knowledge, including the fact that the Company is not currently aware of any facts that indicate that the Company will be required to incur any material costs relating to environmental matters, and currently applicable laws and regulations, the Company believes that environmental matters are not likely to have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

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

EMPLOYEES

         As of February 28, 2002, the Company had 526 employees.

ITEM 2.  PROPERTIES

         The Company's properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, purchased stumpage inventory, two sawmills, and land held for residential and commercial development and sale. As of December 31, 2001, the Company's gross investment in timber and timberlands; gross property, plant, and equipment; and investment in real estate held for development and sale consisted of the following:

(Thousands of dollars)
Timberlands                                         $   76,468
Fee timber and logging facilities                      181,116
Purchased stumpage inventory                             5,665
Real estate held for development and sale               36,698
Land and land improvements                               3,390
Buildings and structures                                 4,469
Machinery and equipment                                 74,168
                                                       -------
                                                    $  381,974
                                                       =======

         "Timberlands" consist of the historical cost of land on which fee timber is grown and related land acquisitions stated at acquisition cost. "Fee timber" consists of the historical cost of company standing timber inventory, including capitalized reforestation costs, and related timber acquisitions stated at acquisition cost. "Logging facilities" consist primarily of the costs of roads constructed and other land improvements. "Purchased stumpage inventory" consists of the purchase price paid for unharvested third party timber. "Real estate held for development and sale" consist primarily of the unamortized costs, including amenities, incurred to develop the real estate for sale and a retail center held for sale. "Land and land improvements" consist primarily of improvements at the Company's two sawmill locations. "Buildings and structures" and "Machinery and equipment" primarily consist of the sawmill buildings and equipment and the Company's two real estate sales offices.

         The Company owns all of the properties discussed above. Other than approximately $.3 million of owner-financed acquisitions of timberland, the Company's properties are not subject to mortgages or other forms of debt financing. (For further information on the location and type of the Company's properties, see the descriptions of the Company's operations in Item 1.)

ITEM 3.   LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The age (at January 1, 2002), present corporate office, and length of service in office of each of the Company's executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

         Robert C. Nolan - Age 60; Chairman of the Board effective December 17, 1996. For the past 30 years, Mr. Nolan has been Managing Partner of Munoco Company L.C., an Arkansas partnership principally engaged in the exploration for and production of oil and gas. In addition, Mr. Nolan has over 29 years experience in timberland management.

         Ron L. Pearce - Age 60; President and Chief Executive Officer and a director of the Company effective December 17, 1996. From June 1993 to December 1996, Mr. Pearce was President of Deltic Farm & Timber Co., Inc. ("Deltic Farm & Timber"), the predecessor corporation of the Company. Prior to such time, Mr. Pearce was Manager of Operations and Planning for Deltic Farm & Timber, a position he held beginning in February, 1991.

         Clefton D. Vaughan - Age 60; Vice President and Treasurer effective January 1, 1997. From October 1994 to December 1996, Mr. Vaughan was Vice President of Murphy Oil Corporation, a position he also held from 1989 through October 1992. From October 1992 to October 1994, Mr. Vaughan was Vice President of Murphy Exploration & Production Company.

       W. Bayless Rowe - Age 49; Vice President, General Counsel, and Secretary effective May 1, 2000. From January 1, 1997 to April 2000, Mr. Rowe was General Counsel and Secretary for the Company. From 1988 to December 1996, Mr. Rowe was Secretary and General Attorney of Murphy Oil Corporation.

         David V. Meghreblian - Age 43; Vice President of Operations effective May 1, 2000. From November 1996 to April 2000, Mr. Meghreblian was General Manager of Planning and Investor Relations for the Company. Prior to such time, Mr. Meghreblian was General Manager of Project Development, a position he held beginning in November 1995.

       Emily R. Evers - Age 51; Controller from 1989 for the Company and its predecessor.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Common stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol DEL. The following table sets forth the high, low, and ending prices, along with the quarterly dividends declared, for each of the quarters indicated:

                                                    Sales Prices/1/
                                       ----------------------------------------                Dividend per
                                        High             Low           Close/2/                Common Share
                                       -----            -----          --------                ------------
2001
  First Quarter                  $     24.09            20.02            20.25                    .0625
  Second Quarter                 $     28.80            20.05            28.80                    .0625
  Third Quarter                  $     29.66            24.07            25.30                    .0625
  Fourth Quarter                 $     28.95            24.69            27.40                    .0625

2000
  First Quarter                  $     24.00            19.56            23.69                    .0625
  Second Quarter                 $     23.00            20.25            21.38                    .0625
  Third Quarter                  $     21.63            16.94            16.94                    .0625
  Fourth Quarter                 $     24.19            16.56            23.88                    .0625

/1/ Daily closing price.
/2/ At period end.

         Common stock dividends were declared for each quarter during 2001 and 2000. As of March 28, 2002, there were approximately 1,840 stockholders of record of Deltic's common stock.

ITEM 6.   SELECTED FINANCIAL DATA

         The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2001:

(Thousands of dollars, except per share amounts)                 2001         2000         1999        1998         1997
                                                              ---------     --------     --------    --------      ------
Results of Operations for the Year

Net sales..................................................$    106,011     109,531      125,010     100,684       94,756
Operating income...........................................$     15,824      18,114       29,244      17,620       22,873
Income from continuing operations..........................$      1,623       2,701       10,771       8,013       14,886
Net income.................................................$      9,980      13,557       10,920       8,474       16,574
Earnings per common share
  Basic
    Continuing operations..................................$       (.05)        .04          .68         .45         1.16
    Net income.............................................$        .65         .93          .69         .48         1.29
  Assuming dilution
    Continuing operations..................................$       (.05)        .04          .68         .45         1.16
    Net income.............................................$        .65         .93          .69         .48         1.29
Cash dividends declared per common share...................$        .25         .25          .25         .25          .25
Net cash provided/(required) by
  Operating activities.....................................$     41,238      42,919       36,842      28,908       24,572
  Investing activities.....................................$    (25,390)    (63,634)     (32,183)    (87,438)     (37,779)
  Financing activities.....................................$    (12,438)     18,645       (8,037)     35,645       26,090
Percentage return on
  Average stockholders' equity.............................         5.5         7.7          5.8         4.7          9.6
  Average borrowed and invested capital....................         5.3         6.9          6.1         4.3          9.5
  Average total assets.....................................         3.0         4.8          3.9         3.5          8.7

Capital Expenditures for the Year

  Woodlands................................................$     44,432      24,975        8,541      59,839       16,380
  Mills....................................................       5,861       8,386        7,949       7,918       11,506
  Real Estate..............................................      13,514       9,667       11,475      11,531        6,378
  Corporate................................................         150         320          124         524          574
  Discontinued agriculture operations......................           -          53          527         721        1,000
                                                              -----------------------------------------------------------

                                                           $     63,957      43,401       28,616      80,533       35,838
                                                              ===========================================================

Financial Condition at Year-End

  Working capital..........................................$     13,015      10,086       17,569      14,231       37,373
  Current ratio............................................    2.8 to 1    2.4 to 1     4.6 to 1    3.1 to 1     5.8 to 1
  Total assets.............................................$    328,380     322,633      277,898     272,544      225,375
  Long-term debt ..........................................$     84,190      87,410       55,570      45,198        1,093
  Redeemable preferred stock ..............................$     30,000      30,000       30,000      30,000       30,000
  Stockholders' equity.....................................$    180,799     176,834      178,408     183,134      179,996
  Long-term debt to stockholders' equity ratio.............   .466 to 1   .494 to 1    .311 to 1   .247 to 1    .006 to 1

                                                      DRAFT 3-6-02 3 PM

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Deltic Timber Corporation ("Deltic" or the "Company") is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. The Company owns approximately 432,700 acres of timberland, primarily in Arkansas and north Louisiana. The Company's sawmill operations are located at Ola in central Arkansas (the "Ola Mill") and at Waldo in south Arkansas (the "Waldo Mill"). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. ("Del-Tin Fiber"), a joint venture to manufacture and market medium density fiberboard.

         On August 17, 2000, the Company's Board of Directors approved the disposal of Deltic's agriculture segment assets, subject to using the sales proceeds to purchase additional Southern Pine timberland, via a tax-deferred exchange. As a result, activities of this segment have been accounted for as discontinued operations. Deltic engaged an agricultural land consulting and brokerage firm to act as advisors in evaluating and marketing about 50,000 acres (approximately 38,800 acres net to Deltic) of farmland located in northeast Louisiana. The sale of all farmland and related operational assets was successfully concluded during 2001. (For additional information about the Company's discontinued agriculture operations, refer to Note 2 to the consolidated financial statements.)

         The wood products industry is affected by a number of factors, including general economic conditions, interest rates, foreign exchange rates, housing starts, residential repair and remodeling activity, commercial construction, industry capacity and production levels, the availability of raw materials, and weather conditions. In 2001, the domestic industry continued to suffer from an oversupply of lumber. Despite an increase in housing starts, the slowdown in the overall economy caused consumption to decline, and a reduction in domestic production was partially offset by increased imports and decreased exports. These factors combined to cause lumber prices to decline from the already low levels of 2000.

         The Company reduced lumber production in 2001 due to the poor market conditions. Timber prices in the Company's market area declined in 2001 in response to the decrease in lumber prices, although sales of Company timber remained profitable. Over the past two years, however, the decline in lumber prices has exceeded the decline in timber prices, which has significantly contributed to the Company's sawmills operating at a loss during this period.

RESULTS OF OPERATIONS

         Consolidated net income for 2001 was $10 million, $.65 a share, compared to $13.6 million, $.93 a share, for 2000. In 1999, Deltic earned $10.9 million, $.69 a share. Net income for 2001 included earnings from discontinued agriculture operations, net of income taxes, of $8.4 million, $.70 a share. Discontinued operations earned $10.9 million, $.89 a share, in 2000 and $.1 million, $.01 a share, in 1999. Income from continuing operations was $1.6 million in 2001 and $2.7 million in 2000. After preferred dividends, there was a $.05 per share loss in 2001 and a $.04 per share profit in 2000. The $1.1 million reduction in income from continuing operations during 2001 was the result of lower operating income for the Company's Woodlands and Mills segments, partially offset by increased Real Estate earnings. In 1999, income from continuing operations totaled $10.8 million, $.68 a share.

         Deltic's net sales and results of operations for the three years ended December 31, 2001, are presented in the following tables. A detailed review of the information presented follows the tables.

                                                      Years Ended December 31,
                                                  -----------------------------------
(Millions of dollars)                                2001          2000        1999
                                                     ----          ----        ----
Net sales
   Woodlands                                    $    38.3          41.5        31.8
   Mills                                             57.4          64.9        83.5
   Real Estate                                       25.0          18.0        21.6
   Eliminations                                     (14.7)        (14.9)      (11.9)
                                                  -------       -------     -------
   Net sales                                    $   106.0         109.5       125.0
                                                  =======       =======     =======

Operating income and net income
   Woodlands                                    $    22.3          28.7        20.3
   Mills                                             (7.1)         (6.4)        6.5
   Real Estate                                        7.4           2.4         8.4
   Corporate                                         (6.4)         (6.5)       (5.8)
   Eliminations                                       (.4)          (.1)        (.2)
                                                  -------       -------     -------
       Operating income                              15.8          18.1        29.2
Equity in loss of Del-Tin Fiber                      (9.1)        (10.9)       (8.9)
Interest income                                        .9            .5          .2
Interest and other debt expense                      (5.7)         (4.9)       (4.1)
Other income/(expense)                                 .4            .3          .4
Income tax expense                                    (.7)          (.4)       (6.0)
                                                  -------       -------     -------
Income from continuing operations                     1.6           2.7        10.8
Income from discontinued operations, net              8.4          10.9          .1
                                                  -------       -------     -------
       Net income                               $    10.0          13.6        10.9
                                                  =======       =======     =======

         Operating income for 2001 decreased $2.3 million to $15.8 million. The Woodlands segment decreased $6.4 million due primarily to a decrease in sales of non-strategic timberland and timberland for higher and better use, combined with an increase in the cost of fee timber harvested and lower prices for pine sawtimber, partially offset by higher pine sawtimber harvest volume. Deltic's Mills segment operating results decreased $.7 million as the result of an $18 per thousand board feet ("MBF") drop in the average lumber sales price, partially offset by a $10 per MBF drop in production cost per MBF sold. Real Estate operations increased $5 million and benefited from a 34 percent increase in the number of residential lots sold at higher prices per lot, combined with increased sales of commercial acreage.

         During 2000, operating income decreased $11.1 million to $18.1 million. The Company's Woodlands operations increased $8.4 million due primarily to higher timberland sale margins coupled with a 13 percent increase in pine sawtimber harvest levels, partially offset by an increase in the cost of fee timber harvested. The Mills segment's operating results decreased $12.9 million due mainly to a $59 per MBF decline in the average lumber sales price and a four percent higher production cost per MBF sold. Operating income for Deltic's Real Estate segment decreased $6 million, primarily the result of lower margins from commercial and undeveloped acreage sales.

      Woodlands

         Net sales for the Company's Woodlands segment totaled $38.3 million in 2001, $41.5 million in 2000, and $31.8 million in 1999. This segment's operating income totaled $22.3 million in 2001, $28.7 million in 2000, and $20.3 million in 1999.

         Selected financial and statistical data for the Woodlands segment is shown in the following table.

                                               2001         2000          1999
                                               ----         ----          ----
Net sales (millions of dollars)
   Pine sawtimber                         $   26.4          25.7          23.2
   Pine pulpwood                               1.4           1.3           1.6
   Hardwood sawtimber                           .4           1.1           1.3
   Hardwood pulpwood                            .7            .6            .8

Sales volume (thousands of tons)
   Pine sawtimber                              673           567           500
   Pine pulpwood                               289           235           286
   Hardwood sawtimber                           13            31            34
   Hardwood pulpwood                           114           161           165

Sales price (per ton)
   Pine sawtimber                         $     39            45            46
   Pine pulpwood                                 5             5             6
   Hardwood sawtimber                           32            35            40
   Hardwood pulpwood                             7             4             5

Timberland
   Net sales (millions of dollars)        $    7.8          11.1           3.4
   Sales volume (acres)                      3,315         5,254         7,336
   Sales price (per acre)                 $  2,400         2,100           500

         Net sales were $38.3 million in 2001, a decrease of $3.2 million, or eight percent, when compared to 2000. Sales of pine sawtimber increased $.7 million over 2000, which reflects a $4.2 million increase from higher sales volume, partially offset by a $3.5 million decrease attributable to lower average sales price. Pine sawtimber harvest level increased 19 percent in 2001 to 673,055 tons which compares to 566,557 tons in 2000. Since late 1996, Deltic has acquired 108,500 acres of timberland which, along with biological growth of the Company's existing timber, has facilitated the increase in both harvest levels and pine sawtimber inventories. Average sales price for the Company's pine sawtimber was $39 per ton in 2001 versus $45 per ton in 2000, a 13 percent decline. Sales of hardwood sawtimber decreased $.7 million due to the Company selling tracts of Louisiana hardwood timberland during 2000. Net sales generated from the sale of non-strategic or higher and better use timberland decreased $3.3 million to $7.8 million during the 2001 period. Timberland sales totaled 3,315 acres at an average price of $2,400 per acre during 2001 versus 5,254 acres at $2,100 per acre in 2000. Other net sales for this segment were slightly higher.

         During 2000, net sales increased $9.7 million, 31 percent, to $41.5 million. Pine sawtimber sales increased $2.5 million in 2000 which reflects a $3 million increase attributable to higher sales volume, partially offset by a $.5 million decrease due to lower average sales price. The Company harvested 566,557 tons of pine sawtimber in 2000, an increase of 13 percent when compared to 500,442 tons in 1999. Average sales price for Deltic's pine sawtimber was $45 per ton in 2000 versus $46 per ton in 1999, a decrease of two percent. Pine pulpwood and hardwood sales decreased $.7 million in 2000 due to lower harvest levels and sales prices. Net sales included the sale of 5,254 acres of timberland at an average price of $2,100 per acre in 2000 compared to similar sales of 7,336 acres for $500 per acre in 1999. Other net sales for Woodlands increased slightly.

         Woodlands' operating income decreased $6.4 million to $22.3 million in 2001. In addition to the previously mentioned decrease in net sales, the cost of fee timber harvested increased $1.5 million due mainly to higher pine sawtimber harvest levels and a higher cost per ton of timber harvested. A $.4 million increase in timber replanting expenses was the result of extreme heat and drought conditions experienced in the Company's operating area during the summer of 2000. Commission expense related to timberland acreage sales increased $.5 million.

         Operating income of $28.7 million for 2000 was $8.4 million more than in 1999 due primarily to the increase in net sales discussed above. The cost of fee timber harvested increased $2.2 million due mainly to higher harvest levels. The cost of timberland sales decreased $1.2 million from 1999 because fewer acres were sold.

      Mills

         The Company's Mills operations generated net sales of $57.4 million in 2001, compared to $64.9 million in 2000 and $83.5 million in 1999. An operating loss of $7.1 million and $6.4 million was recorded during 2001 and 2000, respectively, while operating income was $6.5 million in 1999.

         Selected financial and statistical data for the Mills segment is shown in the following table.

                                               2001      2000      1999
                                               ----      ----      ----
Net sales (millions of dollars)
   Lumber                                 $    48.5      55.7      72.4
   Residual products                            7.9       9.1      11.1

Lumber
   Finished production (MMBF)                   164       169       186
   Sales volume (MMBF)                          158       172       189
   Sales price (per MBF)                  $     306       324       383

         When compared to 2000, net sales decreased $7.5 million, or 12 percent, to $57.4 million. Decreases in both sales price and volume combined to produce a $7.2 million reduction in lumber sales, $3 million due to price and $4.2 million due to sales volume. Both lumber production and sales were negatively impacted by the depressed lumber market, with sales realizations being at or near ten-year lows. Average sales price of $306 per MBF was $18 per MBF less than in 2000, and sales volume decreased eight percent, from
172.1 million board feet ("MMBF") in 2000 to 158.2 MMBF in 2001. The decrease in sales volume was due to temporary reductions in lumber production during the first five months of 2001 in response to market conditions. Residual product sales were down $1.2 million due, also, to the reduction in lumber production. Recently completed capital projects have improved log recovery and added about 16 MMBF of production capacity to the Company's Ola Mill, which will be utilized when market conditions improve.

         In 2000, net sales decreased $18.6 million, or 22 percent, when compared to $83.5 million in 1999. Lumber sales decreased $16.7 million due to an $11.2 million decrease which resulted from a lower average sales price and a $5.5 million reduction from lower sales volume. Both mills took downtime late in the year due to market conditions, construction projects, and two winter ice storms. During 2000, average sales price for lumber was $324 per MBF, a 15 percent decrease when compared to $383 per MBF in 1999. Deltic's sawmills experienced a nine percent reduction in lumber sales volume, to 172.1 MMBF from 189 MMBF in 1999. Sales of sawmill residual products declined $2 million in 2000 as a result of reduced lumber production levels.

         For 2001, operations reported a loss of $7.1 million which compared to a loss of $6.4 million in 2000. The decrease in financial results was due mainly to the reduction in net sales, partially offset by lower manufacturing costs which benefited from a $25 per MBF reduction in raw material cost for logs used in the Company's sawmills. A $.3 million write-down of the Company's lumber inventories to reflect its net realizable value was recorded during 2001.

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

      Real Estate

         Deltic's Real Estate operations produced net sales which totaled $25 million in 2001, $18 million in 2000 and $21.6 million in 1999. Operating income for this segment was $7.4 million in 2001, which compares to $2.4 million in 2000 and $8.4 million in 1999.

         Selected financial and statistical data for the Real Estate segment is shown in the following table.

                                                     2001      2000       1999
                                                     ----      ----       ----
Net sales (millions of dollars)
   Residential lots                             $    16.9       8.0       10.0
   Commercial sites                                   2.3       5.1        5.0
   Undeveloped acreage                                 .3         -        2.2

Sales volume
   Residential lots                                   198       148        196
   Commercial acres                                    14        10         74
   Undeveloped acres                                   40         5        213

Average sales price (thousands of dollars)
   Residential lots                             $      85        54         51
   Commercial acres                                   161       496         67
   Undeveloped acres                                    7         2         10

         During 2001, net sales of $25 million were $7 million more than in 2000, an increase of 39 percent. Sales of residential lots increased by 34 percent, from 148 lots in 2000 to 198 lots in 2001, with an increase in average sales price from $54,000 to $85,400 per lot due to sales mix. During 2001, 217 lots were developed and offered for sale in four neighborhoods in the Chenal Valley development, including 77 lots in the initial neighborhood on the new golf course at the country club amenity around which Chenal Valley is centered. Commercial sales revenue in 2001 totaled $2.3 million for the sale of about 14 acres at an average price per acre of $160,700. In 2000, commercial sales of $5.1 million for approximately 10 acres averaged $496,300 per acre and included the 50,000-square-foot office complex known as the GMAC Building. Sales of about 40 acres of undeveloped real estate for $6,900 per acre were recorded in 2001 which compares to sales of five acres for $1,900 per acre in 2000. Net sales for Chenal Country Club, Inc. ("Chenal Country Club") totaled $4.8 million in 2001, an increase of $.4 million.

         Net sales in 2000 decreased $3.6 million, 17 percent, from $21.6 million in 1999. Residential lot sales decreased by 48 lots to 148 with the average sales price up six percent over 1999 due to sales mix, from $50,800 per lot to $54,000. During 2000, 57 lots were developed and offered for sale in Chenal Valley and Chenal Downs, Deltic's real estate developments located in west Little Rock, Arkansas. The sale of the 50,000-square-foot GMAC Building, at a sales price of $5.1 million occurred in 2000 and included nine acres of land. In comparison, commercial sales revenue in 1999 totaled $5 million for almost 74 acres. Sales of five acres of undeveloped acreage for $1,900 per acre in 2000 compared to the sale of approximately 213 acres for $10,400 per acre in 1999. Chenal Country Club produced net sales of $4.4 million for 2000 versus $3.8 million for 1999, an increase of $.6 million.

         Real Estate operating income was $7.4 million for 2001, an increase of $5 million over 2000. Operating income of $2.4 million in 2000 decreased $6 million when compared to 1999. These changes were due primarily to the same factors impacting net sales.

      Corporate

         Operating expense for Corporate functions was $6.4 million in 2001, compared to $6.5 million for 2000 and $5.8 million for 1999. The Company's general and administrative expenses were essentially unchanged from 2000. The $.7 million increase in 2000 was due mainly to higher general and administrative expenses.

         Included in the Corporate segment's general and administrative expenses are the costs related to the Company's stock incentive plan. Previously, certain stock option exercise procedures resulted in variable-plan accounting treatment for all options outstanding, which requires adjustment of the cost of options granted for changes in the market value per share of the Company's common stock. These exercise procedures were amended during the fourth quarter of 2001, allowing Deltic to change to fixed-plan accounting treatment for all outstanding options. Under this treatment, the Company will be required to recognize expense for the remaining vesting periods only for options outstanding at November 15, 2001, with a grant price lower than the closing market price on that date, thus eliminating the previous volatility in periodic incentive plan expense. All options outstanding as of December 31, 2001, will be fully vested by the end of the first quarter of 2004. (For additional information regarding stock options granted by the Company, refer to Note 15 to the consolidated financial statements.)

      Eliminations

         Intersegment sales of timber from Deltic's Woodlands segment to the Mills segment were $14.3 million in 2001, $14.9 million in 2000, and $11.9 million in 1999. Although the percentage of the Mills' log requirements being furnished from the Company's timberlands increased slightly in 2001, intersegment timber sales decreased $.6 million because of the reduction in pine sawtimber price. The increase of $3 million in 2000 was because a greater percentage of the Mills' log requirements came from Deltic timberlands. During 2001, intersegment timberland sales commissions totaled $.4 million.

      Equity in Del-Tin Fiber

         In 2001, the Company recorded equity in the loss of Del-Tin Fiber, a 50 percent-owned joint venture, totaling $9.1 million, a decrease of $1.8 million compared to 2000's equity loss of $10.9 million. For 1999, Deltic's share of operating losses was $8.9 million.

         Selected financial and statistical data for Del-Tin Fiber is shown in the following table.

                                               2001       2000        1999
                                               ----       ----        ----

Net sales (millions of dollars)          $    16.7        31.1        30.5
Finished production (MMSF)                    52.0        94.3        98.0
Board sales (MMSF)                            49.3        91.1       100.0
Sales price (per MSF)                    $     339         330         324

         In late January 2001, the Del-Tin Fiber medium density fiberboard ("MDF") facility was shut down due to weak market conditions and high natural gas prices and to modify the plant's heat energy system. After completion of the modifications, production resumed during June. As a result of the four-month shutdown, MDF production volume was down 45 percent, from 94.3 million square feet ("MMSF") in 2000 to 52 MMSF in 2001, and sales volume was
49.3 MMSF in 2001 versus 91.1 MMSF in 2000. Although average sales price increased $9 per thousand square feet ("MSF"), from $330 to $339 per MSF, fixed costs were allocated to reduced production causing unit manufacturing costs to increase 17 percent in 2001.

         For 2000, MDF production volume was 94.3 MMSF and sales volume totaled 91.1 MMSF, versus production and sales volumes of 98 MMSF and 100 MMSF, respectively, for 1999. Average sales price for 2000 was $330 per MSF, an increase of $6 when compared to $324 per MSF for 1999. Del-Tin Fiber's adverse financial and operating results were impacted throughout the year of 2000 by its heat energy system operating inefficiently, which caused considerable downtime and higher-than-anticipated manufacturing costs. Inefficient operation of this system caused it to burn natural gas instead of wood waste as designed, resulting in higher energy costs. With the system not operating according to specifications, portions of the facility's production had to be downgraded and sold at lower prices than would have otherwise been achieved.

      Interest Income/Expense

         Interest income during 2001 was $.9 million, compared to $.5 million in 2000 and $.2 million in 1999. During 2001, interest and other debt expense was $5.7 million, versus $4.9 million in 2000 and $4.1 million in 1999. The increase in interest income during both 2001 and 2000 was due primarily to interest earned from agriculture asset and timberland sales proceeds deposited with trustees and to interest received in 2000 upon settlement of amended state income tax returns. The increases in interest and other debt expense was due to increased borrowings required by Deltic's timberland acquisition program, stock repurchase program, advances to Del-Tin Fiber, and other capital projects.

      Income Tax Expense

         The Company's income tax expense for continuing operations was $.7 million for 2001 versus $.4 million in 2000 and $6 million for 1999. The effective income tax rate for continuing operations was 31 percent, 13 percent, and 36 percent in 2001, 2000, and 1999, respectively. The increase of $.3 million during 2001 was due to the impact of recording a state tax benefit for operating loss carryforwards of a lesser amount than in 2000, partially offset by lower pretax income from continuing operations. The Company's income tax expense related to continuing operations decreased $5.6 million in 2000 due to lower pretax income and to recording during 2000 a state income tax benefit for operating loss carryforwards related to 1999 and 2000 state operating losses, which resulted in an 18 percent reduction in the Company's effective tax rate for 2000.

      Income from Discontinued Operations

         For 2001, income from discontinued agriculture operations, net of income tax, was $8.4 million, which compares to $10.9 million for 2000 and $.1 million for 1999. Income tax expense totaled $5.3 million, $7 million, and $.1 million for each year, respectively. The sale of approximately 18,400 acres of farmland at a pretax gain of $13.4 million benefited the year of 2001. During 2000, about 20,400 acres of farmland were sold for a $17.4 million pretax gain. The disposal of all agriculture assets was completed during 2001. (For additional information about the Company's discontinued agriculture operations, refer to Note 2 to the consolidated financial statements.)

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows and Capital Expenditures

         Net cash provided by operating activities totaled $41.2 million for the year ended December 31, 2001, which compares to $42.9 million for 2000 and $36.8 million in 1999. Changes in operating working capital, other than cash and cash equivalents, provided cash of $2.9 million in 2001 and $2.1 million in 2000, but required cash of $3.8 million in 1999. The Company's accompanying Consolidated Statements of Cash Flows identify other differences between net income and cash provided by operating activities for each reported year.

         Capital expenditures required cash of $63.8 million in 2001, $43.4 million in 2000, and $27.9 million in 1999. Other owner-financed capital expenditures, not requiring cash, for acquisitions of timberland amounted to $.2 million in 2001 and $.7 million in 1999. Total capital expenditures by segment for the years ended December 31, 2001, 2000, and 1999 are presented in the following table.

(Millions of dollars)                                          2001       2000       1999
                                                               ----       ----       ----

Woodlands                                                $     44.4        25.0        8.5
Mills                                                           5.9         8.4        8.0
Real Estate                                                    13.5         9.7       11.5
Corporate                                                        .2          .3         .1
                                                            -------      ------     ------
    Capital expenditures for continuing operations             64.0        43.4       28.1
Discontinued agriculture operations                               -           -         .5
                                                            -------      ------     ------
    Total capital expenditures                                 64.0        43.4       28.6
Owner-financed expenditures                                     (.2)          -        (.7)
                                                            -------      ------     ------

    Expenditures requiring cash                          $     63.8        43.4       27.9
                                                            =======      ======     ======

         Woodlands capital expenditures included timberland acquisitions of approximately 28,000 acres at a cost of $42.2 million in 2001, approximately 15,500 acres at a cost of $22.7 million in 2000, and approximately 6,400 acres at a cost of $6.8 million in 1999. Purchases of timberland designated as "replacement property", as required by the tax-deferred exchange of Deltic's agriculture segment assets, utilized $38.3 million for about 26,200 net acres in 2001 and $17.6 million for about 10,800 net acres in 2000 and are included in capital expenditures of this segment for the respective years. Reforestation site preparation and planting required expenditures of $1.7 million in 2001, compared to $1.5 million in 2000 and $1.1 million in 1999. The increases were the result of expanding the Company's planting program due to acquisitions of timberland.

         During 2001, $.9 million was expended to complete payment of the project to replace the Ola Mill's vertical saw assembly and debarker with a curve sawing gang and faster debarker. The project was completed and placed in service in December 2000, at a total cost of $5.3 million, and has improved log recovery, increased hourly throughput capability, enabled further diversity of product mix, and allowed debarking of larger logs. At the Waldo Mill, $2.1 million was spent during 2001 toward the installation of a similar curve sawing gang, with completion anticipated in the first quarter of 2002.

         Capital expenditures for Real Estate operations related to the cost of lot development totaled $4.2 million in 2001, compared to $5.4 million in 2000 and $3.6 million in 1999. Construction of The Village at Rahling Road, Deltic's 35,000-square-foot retail center in Chenal Valley, was completed during 2000 and required expenditures of $1.2 million in 2000 and $2.9 million in 1999, in addition to $.2 million during 2001 for tenant-specified interior finishing. Site work for the adjacent commercial outparcel sites totaled $.2 million in 2000 and $.3 million in 1999. During 2001, infrastructure construction required $.7 million compared to no significant such expenditures in 2000 or 1999. Construction of a new 18-hole golf course at Chenal Country Club was initiated in 2001 and required expenditures of $4.8 million. Other expenditures were primarily for various amenity improvements.

         Corporate operations had capital expenditures for purchases of computer equipment and software of $.2 million in 2001 and $.1 million in 2000. During 2000, $.2 million was expended for the purchase of an additional investment in a consolidated entity.

         Deltic had commitments of $14.3 million for capital projects in progress at December 31, 2001, including $.7 million for reforestation site preparation and planting, $2.7 million for completion of the curve sawing gang at the Waldo Mill, and $9.9 million related to residential lot and commercial development, infrastructure construction, and amenity improvements at the Company's real estate developments. Commitments at the Chenal Valley development included $3.4 million for development of residential lots in four neighborhoods, $3.4 million to complete construction of Chenal Country Club's second golf course, and $2.3 million for various infrastructure and amenity projects.

         The net change in purchased stumpage inventory provided cash of $4.3 million in 2001, $.6 million in 2000, and $2.6 million in 1999. Advances to Del-Tin Fiber by the Company amounted to $14.7 million, $12.9 million, and $5.8 million in 2001, 2000, and 1999, respectively. During 1999, Deltic purchased $.9 million of U.S. government securities which matured during 2000. Proceeds from the disposal of agriculture segment assets, primarily 38,800 net acres of farmland and related machinery and equipment, provided cash of $18.1 million in 2001 and $20.9 million in 2000. During 2000, $14.9 million of the proceeds from the sales of both farm and timber land were held by a trustee to be used to acquire timberland designated as "replacement property" for income tax purposes, as required for the tax-deferred exchange. These proceeds were received from the trustee in 2001 and utilized for timberland acquisition expenditures as required. During 2001, $2.2 million of proceeds from sales of appreciated timberland parcels were deposited and held by a trustee in a similar tax-deferred exchange. As necessary to accomplish the tax-deferred exchange of farmland for timberland, advances in the form of notes receivable amounting to $16.4 million were made to accommodating title holders during 2000. Repayments of these notes were received in 2001.

         During 2001, Deltic borrowed $9 million under its revolving credit facility and $5.5 million under a short-term facility, with repayments of $12 million and $6.3 million, respectively. In addition, payments toward owner-financed land acquisitions of $.5 million were made. In 2000, borrowings under available credit facilities provided $64.7 million, with repayments amounting to $31.9 million, and repayment of owner-financed debt required $.2 million. During 1999, the Company borrowed $26 million and made debt repayments, totaling $17.5 million, including $1.2 million toward owner-financed debt. Cash required to repay long-term debt arising from installment payments on notes used to finance a portion of the Company's timber requirements amounted to $.3 million in 1999.

         Purchases of treasury stock required cash of $1 million in 2001, $10 million in 2000, and $10.4 million in 1999. The decrease in bank overdraft was $1.4 million in 2001 and $.8 million in 1999, but for 2000 it increased $1.4 million. For the three years ended December 31, 2001, cash required to pay preferred stock dividends totaled $2.3 million in each year. The Company paid dividends on common stock of $3 million, $3 million, and $3.1 million in 2001, 2000, and 1999, respectively. During 2001, the Company paid $.5 million in fees related to the negotiated replacement of its revolving credit facility that expired in April 2001.

      Financial Condition

         Working capital at year-end totaled $13 million in 2001 and $10.1 million in 2000. Deltic's working capital ratio at December 31, 2001, was 2.8 to 1, compared to 2.4 to 1 at the end of 2000. Cash and cash equivalents at the end of 2001 were $6.1 million compared to $2.7 million at the end of 2000. During 2001, total indebtedness of the Company decreased $3.2 million to $84.2 million at year-end. Deltic's long-term debt to stockholders' equity ratio was ..466 to 1 at December 31, 2001, compared to .494 to 1 at year-end 2000.

      Liquidity

         The primary sources of the Company's liquidity are internally generated funds, access to outside financing, and working capital. The Company's current strategy for growth continues to emphasize its timberland acquisition program, which has facilitated an increase in harvest levels and pine sawtimber inventories, in addition to expanding lumber production as market conditions allow and developing both residential and commercial properties at Chenal Valley and Red Oak Ridge.

         To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured, committed revolving credit facility totaling $105 million. The agreement will expire on July 15, 2004. As of December 31, 2001, $61 million was available in excess of all borrowings outstanding under or supported by the facility. Up to $5 million of the total commitment amount may be used for short-term borrowings. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company's current financing arrangements, refer to Note 7 to the consolidated financial statements.)

         In December 2000, the Company's Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. As of December 31, 2001, the Company had expended $1 million under this program, with the purchase of 48,500 shares at an average cost of $21.15 per share. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

         The Company has agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom Del-Tin Fiber has obtained its $89 million credit facility. Under this agreement, Deltic and the other 50 percent owner of the joint venture have agreed to fund any deficiency in contributions to either Del-Tin Fiber's required sinking fund or debt service reserve, up to a cumulative total of $17.5 million for each owner. In addition, each owner has committed to a production support agreement, under which each owner has agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service until the plant is able to successfully complete a minimum production test. In addition, both owners have agreed to fund any operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements.

         Redemption of the Company's currently outstanding redeemable preferred stock is mandatory on December 31, 2002, at a redemption price of $30 million. Deltic's management currently anticipates utilizing amounts available under its revolving credit facility to fulfill this obligation.

         Tabular summaries of the Company's contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

                                                        During          2003           2006           After
(Millions of dollars)                   Total           2002         to 2005        to 2007          2007
                                       -------        -------        -------        -------        -------
Contractual cash
 payment obligations
  Long-term debt                   $      84.3             .1           44.2              -           40.0
  Redeemable
   preferred stock                        30.0           30.0              -              -              -
                                       -------        -------        -------        -------       --------
                                   $     114.3           30.1           44.2              -           40.0
                                       =======        =======        =======        =======       ========

Other commercial
 commitment expirations
  Del-Tin Fiber contingent
   equity contribution
   agreement                       $      12.7              -           12.7              -              -
  Letters of credit                        2.1            1.5             .6              -              -
                                       -------        -------        -------        -------       --------
                                   $      14.8            1.5           13.3              -              -
                                       =======        =======        =======        =======       ========

         Deltic's management believes that cash provided from its operations and the remaining amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company's continued timberland acquisition and stock repurchase programs, preferred stock redemption, additional advances to Del-Tin Fiber, and capital expenditures, for the foreseeable future.

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

Other Matters

      Impact of Inflation

         General inflation has not had a significant effect on the Company's operating results during the three years ended December 31, 2001. The Company's timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy and long-term interest rates.

      Market Risk

         Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does, on occasion, consider the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended December 31, 2001. Deltic held various financial instruments at December 31, 2001 and 2000, consisting of financial assets and liabilities reported in the Company's

Consolidated Balance Sheets and off-balance sheet exposures resulting from letters of credit issued for the benefit of Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to Note 12 to the consolidated financial statements.)

         Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments' fair value, but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company's funds held by trustee; long-term debt, including current maturities; redeemable preferred stock; and letters of credit at December 31, 2001, were $2.2 million, $83.9 million, $31.3 million, and $2.1 million, respectively.

         A one percentage-point increase in prevailing interest rates would result in decreases in the estimated fair value of long-term debt of $3.8 million, and redeemable preferred stock of $.3 million, while the fair value of the Company's funds held by trustee and letters of credit would be unchanged. Initial fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities. The estimated earnings and cash flows impact for 2001 resulting from a one percentage-point increase in interest rates would be approximately $.5 million, holding other variables constant.

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

      Critical Accounting Policies

         The Company has identified eight of its current accounting policies as being, in management's view, critical to the portrayal of the Company's financial condition and results of operations, in addition to requiring significant judgement on the part of management as it pertains to certain factors inherent in the policies. These policies, along with explanations of the key factors identified and considered by management, are described below. (For a listing of all significant accounting policies of the Company, refer to Note 1 to the consolidated financial statements.)

         1) Inventories -- Inventories of logs, lumber, and supplies are stated at the lower of cost or market (net realizable value), primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead.

              Determination of the net realizable value of each component of inventory requires estimation of the expected future selling price for each item in inventory held for sale. For this, management utilizes the pricing schedule, based on the Random Lengths Lumber Report, which is prepared weekly for its sales personnel. For in-process lumber inventories at the Company's manufacturing facilities, this also requires estimation of the future cost per unit to complete manufacturing from each stage of processing, using historical manufacturing costs. This estimation process can affect the asset carrying value for inventories, and any required inventory write-down would affect both current and future periods' results of operations.

         2) Investment in Real Estate Held for Development and Sale -- Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities. These costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company's three developments -- Chenal Valley, Chenal Downs, and Red Oak Ridge -- are allocated to neighborhoods over the entire respective development area.

              The key factors involved in determining the Investment in Real Estate Held for Development and Sale are the treatment of the clubhouse and golf course at Chenal Country Club, the amenity around which the Chenal Valley development is centered, as an amenity rather than an operating fixed asset and the management estimates required to estimate the future indirect development costs and sales values of the areas of Chenal Valley yet to be developed. Due to accounting for Chenal Country Club as an amenity, the cost of the clubhouse and golf course, including the estimated cost of planned future improvements, are charged against income as real estate is sold rather than depreciating this cost. This amenity treatment also records the initiation fees received from members joining the club as a reduction in the cost basis of the club rather than as net sales. In addition, the Company's model for allocating the indirect cost to be expensed against each piece of real estate sold requires management to estimate the future indirect costs to be incurred for the entire development, primarily infrastructure costs and future improvements at Chenal Country Club (net of estimated future initiation fees to be received), as well as the potential market value of each tract of undeveloped property within the Chenal Valley development. In determining future indirect development costs, management relies on cost projections for its development plans provided by independent, professional engineering consultants, and appraisers are utilized to provide the potential market value for unsold acreage.

         3) Investment in Del-Tin Fiber -- Investment in Del-Tin Fiber, a 50 percent-owned limited liability company, is carried at cost and is being adjusted for the Company's proportionate share of its undistributed earnings or losses. The Company's equity-method-basis carrying value for its investment in Del-Tin Fiber is evaluated for possible impairment, as required under the requirements of Accounting Principles Board Opinion ("APB") 18.

              For Deltic's investment in Del-Tin Fiber, the key determination by management is the accounting treatment for this investment under the equity method of accounting rather than as a consolidated subsidiary since the joint venture is 50 percent owned by both owners. Deltic management has determined that there is no control by either company due to having a Board of Managers with equal representation. As such, the assets and liabilities of Del-Tin Fiber are not included in the amounts reported on the Company's balance sheet for any period.

         4) Timber and Timberlands -- Timber and timberlands, which includes purchased stumpage inventory and logging facilities, is stated at acquisition cost less cost of fee timber harvested and accumulated depreciation of logging facilities. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of roads constructed and other land improvements, are depreciated using the straight-line method over a ten-year estimated life. The Company estimates its fee timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. The cost of timber and timberland purchased and reforestation costs are capitalized. Fee timber carrying costs are expensed as incurred.

              The key components of the Timber and Timberlands policy are management's decision to maintain separate timber cost pools for each legal entity within the Deltic consolidated group and the required estimation of timber inventory volume, by species, for each of these companies in order to calculate the cost of fee timber harvested per ton. Management has elected to maintain a separate cost pool for the timber owned by each company, thus resulting in a different cost per ton for fee timber harvested for each. The mix of harvest by company for any period can significantly affect the amount of cost of fee timber harvested expense reported (2001 per ton costs ranged from $3.23 to $49.25 per ton for pine sawtimber). In determining these rates, management must estimate the volume of timber existing on its timberlands. To estimate these fee timber inventories, the Company relies on its experienced forestry personnel and their use of statistical information and data obtained by actual physical measurements and other information gathering techniques. The cost of fee timber harvested recognized is impacted by the accuracy of this volume estimation.

         5) Property, Plant, and Equipment -- Property, plant, and equipment is stated at cost less accumulated depreciation. Depreciation of buildings, equipment, and other depreciable assets is primarily determined using the straight-line method. Property, plant, and equipment assets are evaluated for possible impairment on a specific asset basis or in groups of similar assets, as applicable. Expenditures that substantially improve and/or increase the useful life of facilities or equipment are capitalized. Maintenance and repair costs are expensed as incurred. Gains and losses on disposals or retirements are included in income as they occur.

              The key factors for the Property, Plant, and Equipment policy are the estimation of the useful lives of the Company's various asset types, the election to primarily utilize the straight-line method for recording depreciation, management's judgement regarding appropriate capitalization or expensing of costs related to fixed assets, and management's determination that no impairment exists for any Company asset or group of assets. The estimation of useful lives for fixed assets impacts the level of annual depreciation expense recorded. Utilization of the straight-line method for recording depreciation or any of the other acceptable methods for depreciating assets results in the same amount of depreciation over the life of an asset; however, the amount of annual depreciation expense and the resulting carrying amount of net property, plant, and equipment will vary significantly depending on the method elected. Management feels that the straight-line method results in the most accurate recognition of periodic depreciation expense for the majority of the Company's assets. Management's evaluation of whether an expenditure related to property, plant, and equipment substantially improves and/or increases the useful life of an asset and is appropriately capitalized as an addition to the asset's cost basis or is expensed as normal maintenance and repair expense also can significantly affect results of operations for a given period, as well as the Company's financial position. Management has also evaluated any asset or group of assets for which potential impairment might exist and has determined that there are none requiring an impairment write-down. This process requires management's estimate of future cash flows generated by each asset or group of assets. For any instance where this evaluation process might indicate an impairment exists, the appropriate asset's carrying values would be written down to net realizable value and the amount of the write-down would be charged against the results of continuing operations.

         6) Revenue Recognition -- Revenue from the sale of lumber and wood by-products is recorded at the time of shipment. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon receipt of both a legally executed timber deed and payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested; such intersegment sales, which are made at market prices, are eliminated in the consolidated financial statements. Revenue from timberland and real estate sales is recorded when the sale is closed and legal title is transferred, which is generally at the time the purchaser executes the real estate sale closing documents and makes payment to the title company handling the closing.

         7) Income Taxes -- The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are assumed will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              The key management decisions related to Income Taxes are the determination of current taxability of transactions, the election to capitalize or expense costs incurred, the decision regarding the appropriate depreciation method for income tax purposes (these three factors ultimately affect the Company's cash flows for income taxes paid and determine the differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities), and management's estimation of the appropriateness of valuation allowances to reduce any deferred tax assets that exist. Deltic's management periodically evaluates the Company's ability to realize future benefit of deferred tax assets by reviewing the expected turnaround of deferred tax liabilities and the amount of future taxable income and by evaluating tax planning strategies that could possibly be implemented to realize deferred tax assets.

         8) Stock-Based Compensation -- The Company applies the accounting measurement provisions of APB 25 to account for stock-based compensation. Cost of options granted are accrued over applicable vesting periods. As of November 15, 2001, the Company eliminated certain option exercise procedures, resulting in a change to fixed-plan accounting treatment for all options outstanding. Prior to that date, the Company was required to apply variable-plan accounting standards which required adjustment to the cost of options granted for changes in the market value per share of the Company's stock.

              The key management decision factor for Stock-Based Compensation is the determination of the exercise price for options granted. Under the Company's stock incentive plan, option exercise price for options granted is equal to the fair market per share stock price on the date of the grant, which should result in no stock-based compensation expense for future options granted under the Company's stock incentive plan.

      Related-Party Transactions

         The Company has committed to provide to Del-Tin Fiber a portion of the plant's fiber and wood supply at market prices. This arrangement benefits Del-Tin Fiber by ensuring a portion of its raw material needs while providing the Company with a purchaser of residual by-products produced by its lumber mills, if needed. The market price that Deltic receives for these transactions is determined by the average price paid during the immediate preceding year by Del-Tin Fiber to other suppliers of the products purchased from the Company. During 2001 and 2000, Deltic sold Del-Tin Fiber approximately $1.9 million and $3.6 million, respectively, of these residual by-products. The decrease was due to Del-Tin Fiber being shut down for approximately four months during 2001.

         During the process of disposing of its former agriculture operations' farmland, the Company sold 12,600 net acres in 2000 to Epps Plantation, LLC, which is owned by the Charles H. Murphy Family Investments Limited Partnership, for $14.4 million. Charles Murphy holds a significant ownership of the Company's common stock and is related to four of the Company's directors. In addition, approximately 450 net acres were sold in 2000 to Munoco Company L.C. ("Munoco") for $.3 million. The managing partner of Munoco is Robert C. Nolan, Chairman of Deltic's Board of Directors and a nephew of Charles Murphy. The directors who are related to Mr. Murphy, including Robert C. Nolan, recused themselves from all discussions and actions related to these transactions. The sales price for all tracts involved in these transactions was derived from an approved market index formula which produced prices in excess of the average of the appraised value of the tracts. During 2000, Deltic also sold 2,600 net acres of non-strategic hardwood timberland located near its former farmland to Epps Plantation, LLC for $4.9 million. However, the Company does not anticipate similar related-party land transactions on a recurring basis. (For additional information regarding these related-party transactions, refer to Notes 2 and 4 to the consolidated financial statements.)

      Impact of Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") 141, Business Combinations. SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB 16, Business Combinations, and SFAS 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and requires all business combinations in the scope of this statement to be accounted for using the purchase method. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

         In August 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Other Intangible Assets, and SFAS 143, Accounting for Asset Retirement Obligations. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17, Intangible Assets. It addresses how goodwill and other intangible assets should be evaluated and accounted for in financial statements upon their acquisition and after they have been initially recognized. SFAS 142 is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

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

         The effect of the adoption of SFAS 141, SFAS 142, SFAS 143, or SFAS 144 is not expected to have a material impact on the Company's financial results since no business combinations are currently in progress, no poolings have been utilized, no goodwill has been acquired, and no retirement obligations for long-lived assets or asset impairments currently exist.

      Disposal of Agricultural Assets

         In August 2000, Deltic's Board of Directors approved the project to dispose of the Company's agricultural land holdings for pine timberland in a tax-efficient manner. The Company engaged an agricultural land consulting and brokerage firm to act as advisors in evaluating and marketing about 50,000 acres (approximately 38,800 acres net to Deltic) of farmland located in northeast Louisiana. As of December 31, 2001, the Company had closed on the sale of all of its former agriculture lands, as well as all related agriculture operational assets. Proceeds from the farmland sales were deposited with a qualified intermediary and used to acquire pine timberland designated as "replacement property", in accordance with IRS provisions for a tax-deferred exchange. (For additional information regarding this project, refer to Note 2 to the consolidated financial statements.)

Environmental Matters

         Deltic is committed to protecting the environment and has certain standards with which it must comply based on federal, state, and local laws for the protection of the environment. Costs of compliance through 2001 have not been material, and the Company's management currently has no reason to believe that such costs will become material for the foreseeable future.

      Contingencies

         The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

Outlook

         Pine sawtimber harvested from Deltic's fee lands in 2002 is projected to increase eight percent over the 2001 level to 730,000 tons, depending on an increase in the Company's timber inventory through biological growth and timberland acquisitions. The program to consider sales of timberland which may be identified as non-strategic or have a higher and better use will continue, with sales of 500 to 1,000 acres anticipated for the first quarter of 2002. Although lumber production is projected to increase through 2003 as Deltic expands the capacity of its manufacturing facilities, output is subject to market conditions, but is estimated at 210 MMBF for 2002. Based on continued growth in west Little Rock, Arkansas, the Company expects the number of residential lot sales to be about 200 lots for the year of 2002, barring declines in economic growth or residential construction activity. Results at Del-Tin Fiber are expected to improve significantly in 2002. The Company projects production will increase to 132 MMSF from 52 MMSF in 2001 and its equity loss will decline to $3 million from $9.1 million during 2001. The improved performance of the heat energy system should enable the plant to utilize less natural gas and operate closer to capacity, while the sales average should increase due to improvements in product mix and quality.
(The facility was shut down for approximately four months during early 2001.)

         The Company's capital expenditure budget for the year of 2002 was prepared during the fall of 2001 and provides for expenditures totaling $40.6 million. The Woodlands capital budget includes $13 million for timberland acquisitions, which will be dependent on the availability of acreage at prices that meet the Company's criterion for timber stocking, growth potential, site index, and location. During 2002, various sawmill projects are expected to require $4.8 million, including $2.7 million to complete installation of the curve sawing gang at the Waldo Mill. Depending on market conditions, expenditures for residential lot development totaling $5.8 million are projected to add over 240 lots to available inventory. Expenditures of $3.4 million will be required during 2002 for completion of construction of Chenal Country Club's second golf course. This project will enable club membership to increase and has facilitated development of additional residential neighborhoods around the golf course, the second of which is planned to be developed and offered for sale in 2002. Capital and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company's estimated cash flows from operations, borrowings under credit facilities, or general economic conditions.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                DELTIC TIMBER CORPORATION
                                                    AND SUBSIDIARIES
                                               Consolidated Balance Sheets
                                               December 31, 2001 and 2000
                                         -------------------------------------
                                                 (Thousands of dollars)

                                                                                            2001               2000
                                                                                        -----------         ----------
Assets
   Current assets
     Cash and cash equivalents                                                       $        6,122              2,712
     Trade accounts receivable - net                                                          4,319              3,820
     Other receivables                                                                        2,938              4,807
     Inventories                                                                              5,565              5,127
     Prepaid expenses and other current assets                                                1,428                583
                                                                                        -----------         ----------
       Total current assets                                                                  20,372             17,049

   Investment in real estate held for development and sale                                   36,698             34,100
   Investment in Del-Tin Fiber                                                               11,600              5,862
   Other investments and noncurrent receivables                                               2,907             35,884
   Timber and timberlands - net                                                             211,754            181,398
   Property, plant, and equipment - net                                                      41,774             45,206
   Deferred charges and other assets                                                          3,275              3,134
                                                                                        -----------         ----------

       Total assets                                                                  $      328,380            322,633
                                                                                        ===========         ==========

Liabilities and Stockholders' Equity
   Current liabilities
     Current maturities of long-term debt                                            $           74                160
     Notes payable                                                                                -                800
     Trade accounts payable                                                                   3,524              2,951
     Accrued taxes other than income taxes                                                    1,190              1,067
     Bank overdraft                                                                               -              1,384
     Deferred revenues and other accrued liabilities                                          2,569                601
                                                                                        -----------         ----------
       Total current liabilities                                                              7,357              6,963

   Long-term debt                                                                            84,190             87,410
   Deferred tax liabilities - net                                                            19,669             13,014
   Other noncurrent liabilities                                                               6,365              8,412
   Redeemable preferred stock                                                                30,000             30,000
   Stockholders' equity
     Preferred stock                                                                              -                  -
     Common stock                                                                               128                128
     Capital in excess of par value                                                          68,766             68,757
     Retained earnings                                                                      133,034            128,290
     Unamortized restricted stock awards                                                       (264)              (472)
     Treasury stock                                                                         (20,865)           (19,869)
                                                                                        -----------         ----------
       Total stockholders' equity                                                           180,799            176,834
                                                                                        -----------         ----------

       Total liabilities and stockholders' equity                                    $      328,380            322,633
                                                                                        ===========         ==========

See accompanying notes to consolidated financial statements.

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                        Consolidated Statements of Income
              For the Years Ended December 31, 2001, 2000, and 1999
              -----------------------------------------------------
                (Thousands of dollars, except per share amounts)

                                                                    2001               2000                1999
                                                                -----------        -----------         -----------
Net sales                                                      $    106,011            109,531             125,010
                                                                 ----------        -----------         -----------
Costs and expenses
  Cost of sales                                                      68,125             71,628              79,426
  Depreciation, amortization, and cost of
   fee timber harvested                                              14,991             12,829              10,112
  General and administrative expenses                                 7,071              6,960               6,228
                                                                 ----------        -----------          ----------
    Total costs and expenses                                         90,187             91,417              95,766
                                                                 ----------        -----------          ----------

    Operating income                                                 15,824             18,114              29,244

Equity in loss of Del-Tin Fiber                                      (9,132)           (10,938)             (8,936)
Interest income                                                         946                517                 254
Interest and other debt expense                                      (5,725)            (4,921)             (4,124)
Other income/(expense)                                                  438                340                 352
                                                                 ----------        -----------          ----------
Income/(loss) from continuing operations
  before income taxes                                                 2,351              3,112              16,790

Income taxes                                                           (728)              (411)             (6,019)
                                                                 ----------        -----------          ----------
Income/(loss) from continuing operations                              1,623              2,701              10,771
                                                                 ----------        -----------          ----------
Discontinued operations
  Income/(loss) from discontinued agriculture
   operations, net of income taxes                                        -                440                 149
  Gain on disposal of agriculture segment,
   net of income taxes                                                8,357             10,416                   -
                                                                 ----------        -----------          ----------
Income/(loss) from discontinued operations                            8,357             10,856                 149
                                                                 ----------        -----------          ----------

    Net income                                                 $      9,980             13,557              10,920
                                                                 ==========        ===========          ==========
Earnings per common share
  Basic
    Continuing operations                                      $       (.05)               .04                 .68
    Discontinued operations                                             .70                .89                 .01
                                                                 ----------        -----------          ----------
    Net income                                                 $        .65                .93                 .69
                                                                 ==========        ===========          ==========
  Assuming dilution
    Continuing operations                                      $       (.05)               .04                 .68
    Discontinued operations                                             .70                .89                 .01
                                                                 ----------        -----------          ----------
    Net income                                                 $        .65                .93                 .69
                                                                 ==========        ===========          ==========

Dividends declared per common share                            $        .25                .25                 .25
                                                                 ==========        ===========          ==========
Average common shares outstanding (thousands)                  $     11,896             12,176              12,503
                                                                 ==========        ===========          ==========

See accompanying notes to consolidated financial statements.

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000, and 1999
              -----------------------------------------------------
                             (Thousands of dollars)

                                                                     2001              2000               1999
                                                                 -----------        -----------        -----------
Operating activities
  Net income                                                   $       9,980             13,557             10,920
  Adjustments to reconcile net income to net
    cash provided/(required) by operating activities
    Depreciation, amortization, and cost of fee
      timber harvested                                                14,991             13,195             10,688
    Deferred income taxes                                              6,655             10,129              1,189
    Gain from disposal of agriculture segment assets                 (14,454)           (17,381)                 -
    Real estate costs recovered upon sale                              9,577              8,428              6,439
    Timberland costs recovered upon sale                               1,027                762              1,998
    Equity in loss of Del-Tin Fiber                                    9,132             10,938              8,936
    Net increase/(decrease) in provisions for pension
      and other postretirement benefits                                1,001                911                944
    (Increase)/decrease in operating working capital
      other than cash and cash equivalents                             2,866              2,083             (3,807)
    Other - net                                                          463                297               (465)
                                                                 -----------        -----------         ----------
      Net cash provided/(required) by operating
        activities, including discontinued operations                 41,238             42,919             36,842
                                                                 -----------        -----------         ----------

Investing activities
  Capital expenditures requiring cash                                (63,781)           (43,401)           (27,920)
  Net change in purchased stumpage inventory                           4,321                610              2,613
  Advances to Del-Tin Fiber                                          (14,701)           (12,903)            (5,795)
  Purchases of U.S. government securities                                  -                (12)              (936)
  Maturities of U.S. government securities                                 -                948                  -
  Proceeds from disposal of agriculture segment assets                18,079             20,859                  -
  Increase/(decrease) in farmland sale contract deposits              (1,455)             1,455                  -
  (Increase)/decrease in funds held by trustee                        14,082            (16,318)                 -
  Receipts of/(additions to) noncurrent receivables                   17,105            (16,383)                 -
  Other - net                                                            960              1,511               (145)
                                                                 -----------        -----------         ----------
      Net cash provided/(required) by investing
        activities, including discontinued operations                (25,390)           (63,634)           (32,183)
                                                                 -----------        -----------         ----------

Financing activities
  Proceeds from borrowings                                            14,533             64,700             26,000
  Repayments of notes payable and long-term debt                     (18,815)           (32,116)           (17,485)
  Treasury stock purchases                                            (1,026)           (10,017)           (10,356)
  Increase/(decrease) in bank overdraft                               (1,384)             1,378               (811)
  Preferred stock dividends paid                                      (2,262)            (2,262)            (2,262)
  Common stock dividends paid                                         (2,974)            (3,038)            (3,123)
  Other - net                                                           (510)                 -                  -
                                                                 -----------        -----------         ----------
      Net cash provided/(required) by financing
        activities, including discontinued operations                (12,438)            18,645             (8,037)
                                                                 -----------        -----------         ----------

Net increase/(decrease) in cash and cash equivalents                   3,410             (2,070)            (3,378)
Cash and cash equivalents at beginning of year                         2,712              4,782              8,160
                                                                  -----------       -----------         ----------

Cash and cash equivalents at end of year                        $       6,122             2,712              4,782
                                                                  ===========       ===========         ==========

See accompanying notes to consolidated financial statements.

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
              For the Years Ended December 31, 2001, 2000, and 1999
              -----------------------------------------------------
                             (Thousands of dollars)

                                                                    2001               2000                1999
                                                                 -----------        -----------         ----------
Cumulative preferred stock - $.01 par, authorized
 20,000,000 shares, 600,000 shares issued as
 redeemable preferred stock at end of year
 (See Note 9 - Redeemable Preferred Stock)                     $           -                  -                  -
                                                                 -----------        -----------         ----------

Common stock - $.01 par, authorized 50,000,000
 shares, 12,813,879 shares issued at end of each year                    128                128                128
                                                                 -----------        -----------         ----------

Capital in excess of par value
  Balance at beginning of year                                        68,757             68,808             68,808
  Exercise of stock options                                                9                  -                  -
  Restricted stock awards                                                  -                (51)                 -
                                                                 -----------        -----------         ----------
  Balance at end of year                                              68,766             68,757             68,808
                                                                 -----------        -----------         ----------

Retained earnings
  Balance at beginning of year                                       128,290            120,033            114,498
  Net income                                                           9,980             13,557             10,920
  Preferred stock dividends accrued                                   (2,262)            (2,262)            (2,262)
  Common stock dividends declared, $.25 per share                     (2,974)            (3,038)            (3,123)
                                                                 -----------        -----------         ----------
  Balance at end of year                                             133,034            128,290            120,033
                                                                 -----------        -----------         ----------

Unamortized restricted stock awards
  Balance at beginning of year                                          (472)              (205)              (300)
  Stock awards                                                             -               (472)                 -
  Shares forfeited                                                         -                 19                  -
  Amortization to expense                                                208                186                 95
                                                                 -----------        -----------         ----------
  Balance at end of year                                                (264)              (472)              (205)
                                                                 -----------        -----------         ----------

Treasury stock
  Balance at beginning of year - 878,556,
    419,544, and zero shares, respectively                           (19,869)           (10,356)                 -
  Shares purchased - 48,500 shares in 2001,
    479,606 shares in 2000, and 419,544 shares
    in 1999                                                           (1,026)           (10,017)           (10,356)
  Forfeited restricted stock - 806 shares in 2000                          -                (19)                 -
  Shares issued for incentive plans -
    1,331 shares in 2001 and 21,400 shares in 2000                        30                523                  -
                                                                 -----------        -----------         ----------
  Balance at end of year - 925,725, 878,556,
    and 419,544 shares, respectively, at cost                        (20,865)           (19,869)           (10,356)
                                                                 -----------        -----------         ----------

Total stockholders' equity                                     $     180,799            176,834            178,408
                                                                 ===========        ===========         ==========

See accompanying notes to consolidated financial statements.

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

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

   Allowance for Doubtful Accounts -- The Company provides an allowance for doubtful accounts based on a review of the specific receivables outstanding. At December 31, 2001 and 2000, the balance in the allowance account was $127,000 and $163,000, respectively.

   Inventories -- Inventories of logs, lumber, and supplies are stated at the lower of cost or market, primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead. (For additional information, see Note 3 - Inventories.)

   Investment in Real Estate Held for Development and Sale -- Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities. These costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company's three development areas -- Chenal Valley, Chenal Downs, and Red Oak Ridge -- are allocated to neighborhoods over the entire respective development area.

   Investment in Del-Tin Fiber -- Investment in Del-Tin Fiber L.L.C. ("Del-Tin
     Fiber"), a 50 percent-owned limited liability company, is carried at cost and is adjusted for the Company's proportionate share of its undistributed earnings or losses. The Company's equity-method-basis carrying value for its investment in Del-Tin Fiber is evaluated for possible impairment, as applicable under the requirements of Accounting Principles Board Opinion ("APB") 18.

   Timber and Timberlands -- Timber and timberlands, which includes purchased stumpage inventory and logging facilities, is stated at acquisition cost less cost of fee timber harvested and accumulated depreciation of logging facilities and includes no estimated future reforestation cost. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of roads constructed and other land improvements, are depreciated using the straight-line method over a ten-year estimated life. The Company estimates its fee timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. The cost of timber and timberland purchased and reforestation costs are capitalized. Fee timber carrying costs are expensed as incurred.

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

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     Maintenance and repair costs are expensed as incurred. Gains and losses on disposals or retirements are included in income as they occur.

   Revenue Recognition -- Revenue from the sale of lumber and wood by-products is recorded at the time of shipment. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon receipt of both a legally executed timber deed and payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested; such intersegment sales, which are made at market prices, are eliminated in the consolidated financial statements. Revenue from timberland and real estate sales is recorded when the sale is closed and legal title is transferred, which is generally at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

   Income Taxes -- The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are assumed will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   Stock-Based Compensation -- The Company applies the accounting measurement provisions of APB 25 to account for stock-based compensation. Cost of options granted are accrued over applicable vesting periods. As of November 15, 2001, the Company eliminated certain option exercise procedures, resulting in a change to fixed-plan accounting treatment for all options outstanding. Prior to that date, the Company was required to apply variable-plan accounting standards which required adjustment of the cost of options granted for changes in the market value per share of the Company's common stock.

   Advertising Costs -- Advertising costs, primarily related to marketing efforts for the Company's real estate developments, are expensed as incurred.

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

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

   Earnings per Common Share -- Earnings per share ("EPS") amounts presented are calculated under the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") 128, Earnings per Share. Basic earnings per share is computed based on earnings available to common shareholders (net income less accrued preferred dividends) and the weighted average number of common shares outstanding. The earnings per share assuming dilution amounts presented are computed based on earnings available to common shareholders and the weighted average number of common shares outstanding, including shares assumed to be issued under the Company's stock option plan. (For a reconciliation of amounts used in per share computations, see Note 17 - Earnings per Share.)

   Impact of Recent Accounting Pronouncements -- In July 2001, the Financial
     Accounting Standards Board issued SFAS 141, Business Combinations. SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB 16, Business Combinations, and SFAS 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and requires all business combinations in the scope of this statement to be accounted for using the purchase method. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

     In August 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Other Intangible Assets, and SFAS 143, Accounting for Asset Retirement Obligations. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17, Intangible Assets. It addresses how goodwill and other intangible assets should be evaluated and accounted for in financial statements upon their acquisition and after they have been initially recognized. SFAS 142 is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

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

     The effect of the adoption of SFAS 141, SFAS 142, SFAS 143, or SFAS 144 is not expected to have a material impact on the Company's financial results since no business combinations are currently in progress, no poolings have been utilized, no goodwill has been acquired, and no retirement obligations for long-lived assets or asset impairments currently exist.

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 2 - DISCONTINUED AGRICULTURE SEGMENT

   On August 17, 2000, the Company's Board of Directors approved the disposal of Deltic's agriculture segment assets, subject to using the sales proceeds to purchase additional pine timberland, in a tax-deferred exchange. As of December 31, 2001, all 38,800 net acres formerly deemed to be agriculture lands, as well as all related agriculture operational assets, have been sold. As a result of the sales transactions completed during 2001 and 2000, pretax gains on disposal of agriculture segment assets of $13,453,000 (after related non-cash expenses of $1,001,000) and $17,381,000, respectively, are reported as discontinued operations by the Company in its 2001 and 2000 Consolidated Statements of Income. Operating results for the agriculture segment are also reported as discontinued operations, net of income taxes.

   Total net sales of the discontinued agriculture segment for 2001, 2000, and 1999, excluding asset sales proceeds, were $276,000, $8,272,000, and $2,623,000, respectively. Operating income of the agriculture segment during 2000, prior to the measurement date for determining discontinued operations was $715,000, $440,000 net of related taxes of $275,000. For 2001, the gain on disposal of the agriculture segment was $13,663,000 before income taxes, consisting of the $13,453,000 gain on sales of assets and $210,000 income from operations since the measurement date, $8,357,000 after related income taxes amounting to $5,306,000. Gain on the disposal in 2000 was $17,150,000 before income taxes, consisting of the $17,381,000 gain on sales of assets and $231,000 loss from operations since the measurement date, $10,416,000 after related income taxes amounting to $6,734,000.

   Since the Company disposed of the agriculture segment in a tax-deferred exchange, all proceeds from the farmland sales were deposited with a qualified intermediary. In addition, Deltic also sold approximately 5,200 net acres of non-strategic Louisiana hardwood timberland during the third and fourth quarters of 2000, which were also replaced with pine timberland in a tax-deferred exchange. These combined proceeds for 2000, $16,317,000 after deducting amounts expended during 2000 to purchase replacement pine timberland, were held by the intermediary, as trustee, at December 31, 2000, and were included in Other Investments and Noncurrent Receivables in the 2000 Consolidated Balance Sheet. These funds, in addition to similar proceeds received in 2001, were used during 2001 to acquire pine timberland designated as "replacement property", with capital expenditures totaling $55,890,000.

   A portion of the 2000 farmland and hardwood timberland sales were deemed by the Company to be related-party transactions. These transactions include sales to Epps Plantation, LLC, which is owned by the Charles H. Murphy Family Investments Limited Partnership. Charles Murphy holds a significant ownership of the Company's common stock and is related to four of the Company's directors. This related-party farmland sale amounted to $14,413,000 for 12,600 net acres. In addition, approximately 450 net acres were sold to Munoco Company L.C. ("Munoco") for $346,000. The managing partner of Munoco is Robert C. Nolan, Chairman of Deltic's Board of Directors and a nephew of Charles Murphy. The sales price for all related-party farmland sale transactions was derived from an approved market index formula which produced prices in excess of the average of the appraised value of the acreage involved. Epps Plantation, LLC also purchased 2,600 net acres of the hardwood timberland sold for $4,864,000.

   During the third quarter of 2000, Deltic and the other owners of Ashly Plantation (This was an undivided-interest farmland operation which conducted business as Ashly Plantation, a partnership for income tax purposes, of which Deltic's share of assets was 64.8 percent. Upon completion of the exchange of the operation's farmland for pine timberland, all former minority owners received either cash or acreage representing their respective ownership shares.) acted to acquire replacement property prior to the completion of the disposal of its farmland, utilizing the form of a "reverse exchange" as established by an IRS revenue procedure. As part of this transaction, Ashly Plantation borrowed $4,000,000 from the

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 2 - DISCONTINUED AGRICULTURE SEGMENT (CONT.)

   Company, with the proceeds to be used as a portion of an advance, in the form of an interest-bearing note, to the intermediate "accommodating title owner" required for the reverse exchange. The accommodator used the funds provided by this advance as a deposit to secure the desired replacement timberland. During the fourth quarter of 2000, Deltic also acted to acquire replacement property prior to the completion of the disposal of the remainder of its farmland by utilizing a "reverse exchange". The Company advanced funds to an "accommodating title holder" which were used to acquire the designated timberland. This advance, which was in the form of an interest-bearing note, combined with the similar advance by Ashly Plantation to its accommodator, in addition to the Ashly Plantation minority owners' portion of the amount borrowed from Deltic, amounted to $16,364,000 at December 31, 2000, and is reported in the 2000 Consolidated Balance Sheet in Other Investments and Noncurrent Receivables. During 2001, these advances were repaid to the Company.

NOTE 3 - INVENTORIES

   Inventories at December 31 consisted of the following:

(Thousands of dollars)                                          2001             2000
                                                              ---------       ---------
Logs                                                      $     1,246             2,380
Lumber                                                          3,859             2,359
Materials and supplies                                            460               388
                                                              ---------       ---------
                                                          $     5,565             5,127
                                                              =========       =========

     For both financial and income tax purposes the Company utilizes the lower of cost or market basis for determining inventory carrying values. Lumber inventory amounts at December 31, 2001 and 2000, are stated at net realizable value and the Consolidated Statements of Income includes charges of $329,000 and $1,849,000 for 2001 and 2000, respectively, for inventory write-downs which are reflected in Cost of Sales. ($120,000 of the 2001 amount was during the fourth quarter compared to $1,114,000 in the fourth quarter of 2000.)

NOTE 4 - INVESTMENT IN DEL-TIN FIBER

   Deltic owns 50 percent of the membership interest of Del-Tin Fiber, which completed construction and commenced production operations of a medium density fiberboard ("MDF") plant near El Dorado, Arkansas, during 1998.

   Del-Tin Fiber has its own credit facility, totaling $89,000,000 under which each owner has agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom the project financing was obtained. Under this agreement, both owners have agreed to fund any deficiency in contributions to either Del-Tin Fiber's bond sinking fund or debt service reserve up to a cumulative total of $17,500,000 per owner. Del-Tin Fiber's project financing agreement did not require sinking fund contributions until the first quarter of 2001. Sinking fund requirements were $4,183,000 in 2001 and are scheduled to be $7,342,500 in 2002, $8,677,500 in
   2003, $9,790,000 in 2004, and $59,007,000 in 2005. In addition, each owner has committed to a production support agreement, under which each owner has agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service until the plant is able to successfully complete a minimum production test. Both owners of Del-Tin Fiber have also pledged their respective membership interest in the joint venture as collateral under the project financing agreement.

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 4 - INVESTMENT IN DEL-TIN FIBER (CONT.)

   As natural gas prices escalated during the last half of 2000, the decision was made in late January 2001 to temporarily suspend operations of the facility until its heat energy system could be modified. Following completion of a capital project to modify the heat energy system, the plant resumed operations in June 2001. Rectification of this system is anticipated to enable Del-Tin Fiber's operations to increase production levels closer to the plant's capacity of 150 million square feet per year and lower manufacturing cost per thousand square foot, as fixed costs for the facility are allocated to increased production. Both owners funded their respective share of the capital project. In addition, both have agreed to fund any operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements.

   Under the operating agreement, Del-Tin Fiber's employees operate the plant. Deltic has committed to provide a portion of the plant's fiber and wood fuel supply at market prices. During 2001 and 2000, Deltic sold Del-Tin Fiber approximately $1,924,000 and $3,649,000, respectively, of these lumber manufacturing by-products. As of December 31, 2001 and 2000, the Company had a receivable from Del-Tin Fiber of $120,000 and $61,000, respectively.

   Del-Tin Fiber's financial position at year-end 2001 and 2000 and results of operations for years of 2001 and 2000 consisted of the following:

(Thousands of dollars)                                                               2001              2000
                                                                                 ----------        ----------
Condensed Balance Sheet Information
  Current assets                                                              $       5,218             5,258
  Debt service reserve funds                                                          3,543             3,423
  Bond sinking funds                                                                  6,072                 -
  Property, plant, and equipment - net                                              100,907            96,176
  Other noncurrent assets                                                               982             1,227
                                                                                 ----------        ----------
    Total assets                                                              $     116,722           106,084
                                                                                 ==========        ==========

  Current liabilities                                                         $       4,419             4,558
  Long-term debt                                                                     89,000            89,000
  Other noncurrent liabilities                                                            6                 7
  Members' capital/(deficit)                                                         23,657            12,519
  Accumulated other comprehensive income                                               (360)                -
                                                                                 ----------        ----------
    Total liabilities, members' capital/(deficit), and
     other comprehensive income                                               $     116,722           106,084
                                                                                 ==========        ==========

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 4 - INVESTMENT IN DEL-TIN FIBER (CONT.)

(Thousands of dollars)                                              2001              2000
                                                                ----------        ----------
Condensed Income Statement Information
  Net sales                                                  $      16,718            31,071
                                                                ----------        ----------
  Costs and expenses
   Cost of sales                                                    24,921            40,178
   Depreciation                                                      2,410             4,570
   General and administrative expenses                               1,174             1,322
   Other expenses                                                      762                72
                                                                ----------        ----------
    Total costs and expenses                                        29,267            46,142
                                                                ----------        ----------

    Operating income/(loss)                                        (12,549)          (15,071)
  Interest income                                                      186               207
  Interest and other debt expense                                   (5,901)           (7,011)
                                                                ----------        ----------
    Net income/(loss)                                              (18,264)          (21,875)
  Other comprehensive income                                          (360)                -
                                                                ----------        ----------
    Comprehensive income/(loss)                              $     (18,624)          (21,875)
                                                                ==========        ==========

   At December 31, 2001 and 2000, the Company's share of the underlying net assets of Del-Tin Fiber exceeded its investment by $229,000 and $398,000, respectively. The excess relates primarily to interest received by the Company from Del-Tin Fiber prior to plant start-up, which was capitalized by Deltic as a reduction of its investment and is being amortized into income using the straight-line method over a 60-month period.

   The Company accounts for its investment in Del-Tin Fiber under the equity method. Accordingly, the investment in Del-Tin Fiber is carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses. Cumulative net losses for the facility have amounted to $67,325,000, $33,662,500 net to the Company. As a result, no earnings have been available for distribution to the owners. Contributions to Del-Tin Fiber by the Company as of December 31, 2001, have amounted to $45,489,000.

NOTE 5 - TIMBER AND TIMBERLANDS

   Timber and timberlands at December 31 consisted of the following:

(Thousands of dollars)                                                2001              2000
                                                                  ----------        ----------
Purchased stumpage inventory                                   $       5,665             9,987
Timberlands                                                           76,468            66,788
Fee timber                                                           179,424           145,981
Logging facilities                                                     1,692             1,672
                                                                  ----------        ----------
                                                                     263,249           224,428
Less accumulated cost of fee timber harvested
  and facilities depreciation                                        (51,495)          (43,030)
                                                                  ----------        ----------
                                                               $     211,754           181,398
                                                                  ==========        ==========

   Cost of fee timber harvested amounted to $8,697,000 in 2001, $7,224,000 in 2000, and $5,012,000 in 1999. Depreciation of logging facilities was $37,000, $45,000, and $56,000 for the years 2001, 2000, and 1999.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 5 - TIMBER AND TIMBERLANDS (CONT.)

   The Company obtains a portion of its sawmill log requirements by acquiring purchased stumpage inventory through cutting contracts with various private and government landowners. These contracts have terms ranging from a few months to several years. At December 31, 2001, the Company's total commitment under such contracts amounted to approximately $2,692,000. Based on lumber prices at December 31, 2001, management estimated the fair value of stumpage under such contracts to be approximately $3,147,000. Depending on the market value of this stumpage at time of harvest, the Company's sawmills may experience favorable or unfavorable log supply costs. By February 8, 2002, the lumber market had improved to the point that the estimated fair value of timber under these contracts had increased to approximately $5,170,000.

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment at December 31 consisted of the following:

                                     Range of
(Thousands of dollars)             Useful Lives           2001          2000
                                   ------------       ----------    ----------
Land                                   N/A             $     125         2,584
Land improvements                  10-20 years             3,265         4,121
Buildings and structures           10-20 years             4,469         4,790
Machinery and equipment             3-15 years            74,168        74,568
                                                      ----------    ----------
                                                          82,027        86,063
Less accumulated depreciation                            (40,253)      (40,857)
                                                      ----------    ----------
                                                       $  41,774        45,206
                                                      ==========    ==========

   Depreciation of property, plant, and equipment charged to operations was $6,257,000, $5,926,000, and $5,620,000 in 2001, 2000, and 1999, respectively, including charges to discontinued agriculture operations of $366,000 in 2000 and $576,000 in 1999.

   Gains/(losses) on disposals or retirements of assets, exclusive of disposition of agricultural assets, included in income were $57,000 in 2001, $109,000 in 2000, and $65,000 in 1999.

NOTE 7 - CREDIT FACILITIES

   On June 20, 2001, Deltic entered into an agreement with SunTrust Bank and other domestic banks which provide an unsecured, committed revolving credit facility totaling $105,000,000. The agreement will expire on July 15, 2004. As of December 31, 2001, $61,000,000 of committed credit was available in excess of all borrowings outstanding under the facility. Borrowings under the agreement bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company's total debt to EBITDA ratio. Up to $5,000,000 of the total commitment amount may be used for short-term borrowings and would bear interest at the rate offered by SunTrust Bank at the time of borrowing. Borrowings outstanding at December 31, 2001, amounted to $44,000,000 and are Eurodollar loans. Fees associated with this revolving credit facility include a commitment fee of .175 to .35 percent per annum on the unused portion of the committed amount. The revolving credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 7 - CREDIT FACILITIES (CONT.)

   The Company may also borrow up to $1,000,000 under a short-term credit facility with BancorpSouth. The agreement expires December 15, 2002, with renewal annually. The amount available to the Company under this facility is reduced by any borrowings by Deltic. As of December 31, 2001, Deltic had no borrowings outstanding under this line of credit, resulting in $1,000,000 available to the Company. Borrowings bear interest based upon the New York Prime, and the facility carries a commitment fee of .1 percent per annum on the unused amount of the facility.

   In addition, Deltic has an agreement with Regions Bank which provides a $1,750,000 credit facility. The agreement, which is renewable annually, carries no facility fees and borrowings bear interest based upon prime. Amounts available to Deltic under the facility are reduced by any borrowings. The Company had no borrowings outstanding under this facility as of December 31, 2001, leaving $1,750,000 available to the Company. (For additional information regarding these financial instruments, see Note 12 - Fair Value of Financial Instruments.)

NOTE 8 - INDEBTEDNESS

   The Company's indebtedness at December 31 consisted of the following:

(Thousands of dollars)                                           2001          2000
                                                              ----------    ----------
Short-term notes payable, 7.65%                              $         -           800
Installment timber notes payable, non-interest bearing                 -            24
Notes payable, 3.4%*, due 2004                                    44,000        47,000
Senior notes payable, 6.7%, due 2008                              40,000        40,000
Other notes payable, 5%*, due 2002-2006                              264           546
                                                              ----------    ----------
                                                                  84,264        88,370
Less:  Short-term notes                                                -          (800)
           Current maturities of long-term debt                      (74)         (160)
                                                              ----------    ----------
Long-term debt at December 31                                $    84,190        87,410
                                                              ==========    ==========

     *Weighted average interest rate at December 31, 2001.

   The $44,000,000 of notes payable designated as due in 2004 represents the outstanding balance under the Company's revolving credit facility agreement with SunTrust Bank and a group of other domestic banks. The agreement will expire on July 15, 2004. The Company incurred costs of $520,000 related to the securing of this facility, which was deferred and is being amortized as additional interest expense over the term of the agreement.

   During 1998, the Company successfully completed negotiation of the private placement of $40,000,000 of senior notes with Pacific Coast Farm Credit, a division of American AgCredit. These unsecured notes have a fixed stated interest rate of 6.7 percent and mature on December 18, 2008. No installment payments are required, but the terms allow for prepayments at the option of the Company. The agreement contains certain restrictive financial covenants, including a minimum consolidated tangible net worth of the sum of $135,000,000, plus 25 percent of cumulative consolidated adjusted net income from October 1, 1998, and a maximum funded debt/capitalization ratio of .6 to
   1. The Company incurred $226,000 of costs related to the issuance of these notes, which was deferred and is being amortized as additional interest expense over the term of the underlying debt.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 8 - INDEBTEDNESS (CONT.)

   In anticipation of issuance of these notes, the Company entered into and settled an interest rate hedge contract. Upon settlement of this contract in December 1998, the Company paid $1,081,000, which was deferred and is being amortized as other debt expense over the term of the underlying debt, resulting in an effective interest rate for these notes of approximately 6.9 percent.

   The scheduled maturities of long-term debt for the next five years are $74,000 in 2002, $70,000 in 2003, $44,064,000 in 2004, $32,000 in 2005, and
   $24,000 in 2006. (For additional information regarding financial instruments, see Note 7 - Credit Facilities and Note 12 - Fair Value of Financial Instruments.)

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

NOTE 10 - INCOME TAXES

   The components of income tax expense/(benefit) related to income/(loss) from continuing operations for the three years ended December 31, 2001, 2000, and 1999, consisted of the following:

(Thousands of dollars)                                      2001             2000              1999
                                                        -----------      ----------        ----------
Federal
  Current                                             $       (901)          (3,441)            4,762
  Deferred                                                   1,788            4,717               729
                                                        ----------       ----------        ----------
                                                               887            1,276             5,491
State
  Current                                                      301              459                68
  Deferred                                                    (460)          (1,324)              460
                                                        ----------       ----------        ----------
     Total                                            $        728              411             6,019
                                                        ==========       ==========        ==========

   A reconciliation of the U.S. statutory income tax rate to the Company's effective rates on income/(loss) from continuing operations before income taxes consisted of the following:

                                                            2001            2000              1999
                                                        ----------       ----------        ----------
Statutory income tax rate                                       35%              35%               35%
State income taxes, net of federal income tax benefit           (4)             (18)                2
Other                                                            -               (4)               (1)
                                                        ----------       ----------        ----------
  Effective income tax rate                                     31%              13%               36%
                                                        ==========       ==========        ==========

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 10 - INCOME TAXES (CONT.)

   An analysis of the Company's deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, showing the tax effects of significant temporary differences, consisted of the following:

(Thousands of dollars)                                                2001              2000
                                                                   ----------        ----------
Deferred tax assets
  Investment in real estate held for development and sale        $      9,869             6,667
  State NOL carryforward                                                3,834             2,019
  Postretirement and other employee benefits                            1,476               991
  Other deferred tax assets                                               788               591
                                                                   ----------        ----------
     Total deferred tax assets                                         15,967            10,268
  Less valuation allowance                                               (957)                -
                                                                   ----------        ----------
     Total deferred tax assets - net                                   15,010            10,268
                                                                   ----------        ----------
Deferred tax liabilities
  Investment in Del-Tin Fiber                                          (8,703)           (6,251)
  Timber and timberlands                                              (19,622)          (11,932)
  Property, plant, and equipment                                       (5,574)           (4,554)
  Other deferred tax liabilities                                         (171)             (184)
                                                                   ----------        ----------
     Total deferred tax liabilities                                   (34,070)          (22,921)
                                                                   ----------        ----------

     Net deferred tax assets/(liabilities)                       $    (19,060)          (12,653)
                                                                   ==========        ==========

   Net long-term deferred tax liabilities were $19,669,000 at December 31, 2001, and $13,014,000 at December 31, 2000. In addition, short-term deferred tax assets of $609,000 at December 31, 2001, and $361,000 at December 31, 2000,
   are included in the Consolidated Balance Sheets in Prepaid Expenses and Other Current Assets for the respective years.

   As of December 31, 2001, the Company had a valuation allowance of $957,000 to reduce its deferred tax assets to estimated realizable value. The valuation allowance relates to the deferred tax assets arising from state tax loss carryforwards. The net change in the valuation allowance for the year ended December 31, 2001, an increase of $957,000, was principally due to potential expiration of a portion of the 2001 net operating loss for state tax purposes.

   In assessing the realizability of deferred tax assets, Deltic's management considers whether it is more likely than not that some portion or all of the Company's total deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of the valuation allowance, at December 31, 2001, as reductions of future taxable income or by utilizing available tax planning strategies. However, the amount of the net deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

   At December 31, 2001, the Company had operating loss carryforwards for state purposes of approximately $63,904,000. Of this amount, $370,000 expires in 2004, $34,103,000 expires in 2005, and $29,431,000 expires in 2006. The
   Company had an expected federal tax refund of $1,985,000 and $4,648,000 at December 31, 2001 and 2000, respectively, reflected in the Consolidated Balance Sheets in Other Receivables.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 11 - STOCKHOLDERS RIGHTS PLAN

   The Company has a Stockholders Rights Plan, which provides for each eligible common shareholder to receive a dividend of one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock held. The Rights will expire on December 31, 2006, unless earlier exchanged or redeemed. The Rights will detach from the common stock and become exercisable: (1) following a specified period of time after the date of the first public announcement that a person or group of affiliated or associated persons ("Acquiring Person"), other than certain persons, has become the beneficial owner of 15 percent or more of the Company's common stock or (2) following a specified amount of time of the commencement of a tender or exchange offer by any Acquiring Person, other than certain persons, which would, if consummated, result in such persons becoming the beneficial owner of 15 percent or more of the Company's common stock. In either case, the detachment of the Rights from the common stock is subject to extension by a majority of the directors of the Company. The Rights have certain antitakeover effects and will cause substantial dilution to any Acquiring Person that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired. The Rights are not intended to prevent a takeover, but rather are designed to enhance the ability of the Board of Directors of the Company to negotiate with an acquiror on behalf of all the shareholders. Other terms of the Rights are set forth in, and the foregoing description is qualified in its entirety by, the Rights Agreement between the Company and Harris Trust and Savings Bank, as Rights Agent.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2001 and 2000. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except the current portion of noncurrent notes receivable and current maturities of long-term debt, all of which have fair values approximating carrying values.

                                                      2001                                      2000
                                           ----------------------------            ----------------------------
                                            Carrying or       Estimated              Carrying or      Estimated
                                             Notional           Fair                  Notional          Fair
(Thousands of dollars)                        Amount           Value                   Amount           Value
                                           ------------    ------------            --------------    ----------
Financial assets
  Funds held by trustee                  $        2,236          2,236                    16,317        16,317
  Notes receivable                       $           40             40                    16,405        16,405
Financial liabilities
  Long-term debt, including
    current maturities                   $      (84,264)        83,943)                  (87,570)      (89,387)
Redeemable preferred stock               $      (30,000)       (31,312)                  (30,000)      (30,988)
Off-balance sheet exposures
  Letters of credit                      $       (2,050)        (2,050)                   (1,053)       (1,053)

   Funds held by trustee -- The carrying amount approximates its fair value.

   Notes receivable, including current portion -- The carrying value is estimated to approximate fair value based on the change in interest rates spread since the notes' obligation dates.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONT.)

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

NOTE 13 - CONCENTRATION OF CREDIT RISKS

   Financial instruments which potentially subject the Company to credit risk are trade accounts receivable. These receivables normally arise from the sale of wood products and real estate. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company's customer base. No single customer accounted for a significant amount of the Company's sales of wood products or real estate in 2001, 2000, or 1999. At December 31, 2001, there were no significant accounts receivable from a single customer, while one timber sale customer's receivable accounted for approximately 24 percent of consolidated trade accounts receivable at December 31, 2000.

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 14 - EMPLOYEE AND RETIREE BENEFITS

   The Company provides retirement plans and other postretirement benefits to the majority of its employees. Reconciliations of benefit obligations, plan assets, and funded status of the plans consisted of the following:

                                                                                                        Other
                                                                        Retirement                  Postretirement
                                                                           Plans                        Benefits
                                                                   --------------------        ---------------------
(Thousands of dollars)                                               2001         2000          2001          2000
                                                                   -------      -------        -------      --------
     Change in benefit obligation
       Benefit obligation at January 1                           $  10,597        9,145           4,729        3,285
          Service cost                                                 589          627             263          296
          Interest cost                                                776          686             397          314
          Participant contributions                                      -            -              23           20
          Actuarial (gain)/loss                                        192         (126)            700          984
          Curtailments/1/                                              161           39             127            -
          Settlements/1/                                                 -          (79)              -            -
          Special termination benefits/1/                                -          357               -            -
          Benefits paid                                               (238)         (52)           (211)        (170)
                                                                   -------      -------        --------     --------
       Benefit obligation at December 31                         $  12,077       10,597           6,028        4,729
                                                                   =======      =======        ========     ========

     Change in plan assets
       Fair value of plan assets at January 1                    $  12,680       11,464               -            -
          Actual return on plan assets                                (287)       1,347               -            -
          Employer contributions                                         -            -             188          150
          Participant contributions                                      -            -              23           20
          Settlements/1/                                                 -          (79)              -            -
          Benefits paid                                               (231)         (52)           (211)        (170)
                                                                   -------      -------        --------     --------
       Fair value of plan assets at
         December 31/2/                                          $  12,162       12,680               -            -
                                                                   =======      =======        ========     ========

     Reconciliation of funded status of plans
       Funded status of plans                                    $      85        2,083          (6,028)      (4,729)
       Unrecognized actuarial (gain)/loss                              362       (1,211)          1,703        1,065
       Unrecognized net asset from transition
         to SFAS 87/3/                                                 (84)        (133)              -            -
       Unrecognized prior service cost                                 487          540               -            -
       Contributions                                                     4            -               -            -
                                                                   -------      -------        --------     --------
       Prepaid/(accrued) benefit cost/4/                         $     854        1,279          (4,325)      (3,664)
                                                                   =======      =======        ========     ========

     Assumptions
       Weighted average discount rate                                7.25%        7.50%           7.25%        7.50%
       Expected return on plan assets                                8.50%        8.50%             N/A          N/A
       Rate of compensation increase                                 4.60%        4.60%             N/A          N/A

     /1/Reflects impact of early retirements of agriculture segment employees resulting from discontinuation of operations. (For additional information about the discontinuation of the agriculture segment, see
         Note 2 - Discontinued Agriculture Segment.)
     /2/Primarily includes listed stocks and bonds, government securities, and
         U.S. agency bonds.
     /3/Being amortized over a period of 15 years.
     /4/Included in the Consolidated Balance Sheets in Deferred Charges and
         Other Assets/Other Noncurrent Liabilities.

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 14 - EMPLOYEE AND RETIREE BENEFITS (CONT.)

   Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

(Thousands of dollars)                                     2001             2000              1999
                                                        ----------       ----------        ----------
Retirement plans
  Service cost                                        $        589              627               675
  Interest cost                                                776              686               641
  Expected return on plan assets                            (1,070)            (972)             (891)
  Amortization of prior service cost                            53               54                92
  Amortization of transitional asset                           (49)             (50)              (49)
  Recognized actuarial (gain)/loss                             (23)              23                 9
                                                        ----------       ----------        ----------
     Net retirement expense                           $        276              368               477
                                                        ==========       ==========        ==========

Other postretirement benefits
  Service cost                                        $        263              296               191
  Interest cost                                                397              314               214
  Recognized actuarial (gain)/loss                              60               44                13
                                                        ----------       ----------        ----------
     Other postretirement benefits expense            $        720              654               418
                                                        ==========       ==========        ==========

   Retirement Plans -- The Company has noncontributory, defined benefit retirement plans that cover substantially all employees. Benefits are based on years of service, including those with Murphy Oil Corporation, and final career-average-pay formulas as defined by the plans.

   Thrift Plan -- Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee's allotment, based on length of participation in the plan. Company contributions to this plan were $275,000 in 2001, $281,000 in 2000, and $259,000 in 1999.

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

   In determining the accumulated benefit obligation for health care at December 31, 2001 and 2000, health care inflation cost was assumed to increase at an annual rate of 8.5 percent in 2001, decreasing .5 percent per year to 5 percent in 2007 and thereafter. A one percentage-point increase in the assumed health care cost trend would increase the aggregate service and interest cost components of periodic benefit cost for 2001 by $72,000 and the benefit obligation by $481,000, while a one percentage-point decrease in the assumed rate would decrease the 2001 cost components by $65,000 and the benefit obligation by $439,000.

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 15 - INCENTIVE PLANS

   STOCK INCENTIVE PLAN

   The Company's 1996 Stock Incentive Plan ("the Plan") permits annual awards of shares of the Company's common stock to executives and other key employees. Under the plan, the Executive Compensation Committee ("the Committee") is authorized to grant: (1) stock options; (2) stock appreciation rights; and (3) restricted stock awards. Total annual options granted prior to 1999, excluding any replacement options issued due to the spin-off from Murphy Oil Corporation, could not exceed .5 percent of common shares issued and outstanding at the end of the preceding year. These options could be nonqualified, incentive, or a combination of the two. In 1999, the Plan was amended to allow the Committee to award up to one percent of common shares issued and outstanding at the end of the preceding year; any allowed shares not granted may be available for grant in subsequent years. However, all options granted under the amended plan are required to be nonqualified. The Company applies APB 25 to account for stock-based compensation plans. Cost of options are accrued over the vesting periods. Previously, certain option exercise procedures resulted in variable-plan accounting treatment for all options outstanding, which requires adjustment of the cost of options granted for changes in the market value per share of the Company's common stock. However, these exercise procedures have been amended, effective November 15, 2001, allowing Deltic to change to fixed-plan accounting treatment for all outstanding options. Under this treatment, the Company will be required to recognize expense for the remaining vesting periods only for options outstanding at November 15, 2001, with a grant price lower than the closing market price on that date, thus eliminating the previous volatility in periodic incentive plan expense. All options outstanding as of December 31, 2001, will be fully vested by the end of the first quarter of 2004.

   Stock Options -- For each option granted under the Plan, the Committee fixes the option price at no less than fair market value on the date of the grant and the option term, not to exceed 10 years from date of grant. Replacement options granted were for 10 years from original grant date and nonqualified. New options granted in 1997 and 1998 were for 10 years and primarily incentive. Options granted since 1998 have been for 10 years and nonqualified. All options have an option price no less than the market value on the grant date, with a range in option prices of $9.90 to $28.03 per share. For options granted in 1997, exclusive of replacement options, half may be exercised or surrendered after two years and the remainder after three years. For options granted from 1998 through 2001, half may be exercised or surrendered after one year and the remainder after three years.

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 15 - INCENTIVE PLANS (CONT.)

     Changes in options outstanding, including replacement options, consisted of the following:

                                                            Number          Average
                                                             of            Exercise
                                                           Options          Price
                                                           -------         --------
Outstanding at December 31, 1998                           148,055          $ 23.33
  Granted                                                   69,800          $ 24.97
  Surrendered                                                    -              N/A
                                                          --------
Outstanding at December 31, 1999                           217,855          $ 23.86
  Granted                                                   70,550          $ 22.06
  Surrendered                                                    -              N/A
  Forfeited/expired                                         (6,700)             N/A
                                                          --------
Outstanding at December 31, 2000                           281,705          $ 23.40
  Granted                                                  112,700          $ 23.88
  Surrendered                                               (1,750)             N/A
  Forfeited/expired                                           (500)             N/A
                                                          --------
Outstanding at December 31, 2001                           392,155          $ 23.58
                                                          ========

Exercisable at December 31, 1999                            86,967          $ 21.77
Exercisable at December 31, 2000                           156,981          $ 22.93
Exercisable at December 31, 2001                           212,580          $ 23.45

     Additional information about stock options outstanding at December 31, 2001, consisted of the following:

                                         Options Outstanding                          Options Exercisable
                             --------------------------------------------           -----------------------
   Range of                   Number            Average           Average            Number         Average
   Exercise                    of                Life            Exercise             of           Exercise
    Prices                   Options           in Years           Price             Options         Price
----------------             -------          ---------          --------          --------       ---------
$ 9.90 to $13.90              24,625                3.6          $12.97             24,625           $12.97
$22.06 to $28.03             367,530                7.2          $24.30            187,955           $24.83
                             -------                                               -------
$ 9.90 to $28.03             392,155                7.0          $23.58            212,580           $23.45
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

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 15 - INCENTIVE PLANS (CONT.)

     Changes in shares of restricted stock outstanding consisted of the following:

                                         2001             2000           1999
                                       --------        ---------       --------

Balance at beginning of year             34,094           13,500         13,500
  Granted                                     -           21,400              -
  Forfeited                                   -             (806)             -
                                       --------        ---------       --------
Balance at end of year                   34,094           34,094         13,500
                                       ========        =========       ========

   The fair value per share of restricted stock granted in 2000 was $22.06. Unearned compensation was charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of stockholders' equity in the Consolidated Balance Sheets as Unamortized Restricted Stock Awards, and is being amortized to expense over the respective four-year restricted periods.

   Stock-based compensation reflected in income was a charge of $410,000 in 2001, $255,000 in 2000, and $89,000 in 1999. Had cost of the Company's stock-based compensation plans been determined based on the fair value of the instruments at the grant dates using the provisions of SFAS 123, the Company's net income and earnings per share would be the following pro forma amounts.


(Thousands of dollars, except per share amounts)            2001              2000              1999
                                                         ---------        ---------        ----------
Net income
  As reported                                            $   9,980           13,557            10,920
  Pro forma                                              $   9,597           13,262            10,552

Basic earnings per share
  As reported                                            $     .65              .93               .69
  Pro forma                                              $     .62              .90               .66

Dilutive earnings per share
  As reported                                            $     .65              .93               .69
  Pro forma                                              $     .61              .90               .66

   For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2001, 2000, and 1999, respectively: dividend yields of 1.06 percent, .97 percent, and 1.01 percent; expected volatility of 38.52 percent, 38.59 percent, and 37.99 percent; risk-free interest rates of 5.08 percent, 6.80 percent, and 5.06 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2001, 2000, and 1999 was $9.05, $9.03, and $9.42, respectively.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2001

NOTE 15 - INCENTIVE PLANS (CONT.)

   INCENTIVE COMPENSATION PLAN

   Cash Awards -- The Company has an Incentive Compensation Plan that provides for annual cash awards to officers, directors, and key employees based on actual results for a year compared to objectives established by the Executive Compensation Committee, which administers the Plan, at the beginning of that year. Initial awards under the Plan were granted in 1998, based on 1997 results of operations. Provisions for cash incentive awards of $405,000, $722,000, and $575,000 were recorded in 2001, 2000, and 1999, respectively.

NOTE 16 - SUPPLEMENTAL CASH FLOWS DISCLOSURES

   Income taxes paid, net of refunds, were $1,079,000 and $5,770,000 in 2000 and 1999, respectively. During 2001, a net refund of $4,734,000 was received. Interest paid, net of amounts capitalized, was $5,475,000, $4,530,000, and $4,074,000 in 2001, 2000, and 1999, respectively.

   Noncash investing and financing activities excluded from the Consolidated Statements of Cash Flows were assumptions of owner-financed debt, in the amount of $176,000 in 2001 and $696,000 in 1999 related to acquisitions of land.

   (Increases)/decreases in operating working capital other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

(Thousands of dollars)                                     2001            2000               1999
                                                        ----------       ----------        ----------
Trade accounts receivable                            $        (499)             828              (652)
Other receivables                                            2,777           (3,467)              (13)
Inventories                                                   (438)           4,284            (3,560)
Prepaid expenses and other current assets                     (672)             691               300
Trade accounts payable                                         573             (248)              764
Deferred credits and other accrued liabilities               1,125               (5)             (646)
                                                        ----------       ----------        ----------

                                                     $       2,866            2,083            (3,807)
                                                        ==========       ==========        ==========

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2001

NOTE 17 - EARNINGS PER SHARE

   The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

  (Thousands of dollars)                                         2001             2000              1999
                                                              -----------      -----------       -----------
  Income/(loss) from continuing operations                 $       1,623            2,701            10,771
  Discontinued operations, net                                     8,357           10,856               149
  Less preferred dividends                                        (2,262)          (2,262)           (2,262)
                                                              ----------       ----------        ----------

   Income available to common shareholders                 $       7,718           11,295             8,658
                                                              ==========       ==========        ==========

  Weighted average number of common shares
   used in basic EPS                                              11,896           12,176            12,503
Effect of dilutive stock options                                      33               10                16
                                                              ----------       ----------        ----------
   Weighted average number of common
    shares and dilutive potential common
    stock used in EPS assuming dilution                           11,929           12,186            12,519
                                                              ==========       ==========        ==========

  Earnings per common share
   Basic
    Continuing operations                                  $        (.05)             .04               .68
    Discontinued operations                                          .70              .89               .01
                                                              ----------       ----------        ----------
    Net income                                             $         .65              .93               .69
                                                              ==========       ==========        ==========

   Assuming dilution
    Continuing operations                                  $        (.05)             .04               .68
    Discontinued operations                                          .70              .89               .01
                                                              ----------       ----------        ----------
    Net income                                             $         .65              .93               .69
                                                              ==========       ==========        ==========

NOTE 18 - COMMITMENTS AND CONTINGENCIES

   Commitments -- Commitments for capital expenditures at December 31, 2001, were approximately $698,000 for timber and timberlands; $3,249,000 for property, plant, and equipment; and $10,380,000 for investment in real estate held for development and sale.

   Contingencies -- The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2001

NOTE 19 - BUSINESS SEGMENTS

   The Company's four reporting segments consist of Deltic's three operating business units and its corporate function. Each reporting entity has a separate management team and infrastructure that offers different products and/or services.

   Woodlands operations manage the Company's Southern Pine timberlands located primarily in Arkansas and north Louisiana and derive revenue from the harvest of timber from the timberlands, in accordance with its harvest plans, and either sells timber to third parties in the domestic market or to the Company's Mills segment for conversion into lumber. In addition, this segment may, from time to time, identify and sell a portion of its timberland holdings that is either non-strategic to future timberland management activities or has appreciated, due primarily to location, to a level that exceeds its value as a timber-growing asset.

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

   Real Estate operations, which currently include three separate real estate developments, add value to former timberland by developing it into upscale, planned residential and commercial developments. These developments, each of which is centered around a core amenity, are being developed in stages. To-date, real estate sales have consisted primarily of residential lots sold to builders or individuals, commercial site sales, and sales of undeveloped acreage. In addition, this segment currently leases retail and office space to third parties in a retail center constructed by the Company, and held for sale, in one of its developments. This segment also manages both a real estate brokerage subsidiary which currently generates commission revenue by reselling existing homesites in one of the Company developments and a country club operation, Chenal Country Club, Inc., around which the Company's Chenal Valley development is centered. This club operation derives its revenues from membership services, food and beverage sales, and membership dues.

   Corporate operations consist primarily of senior management, planning, accounting, information systems, human resources, treasury, income tax, and legal staff functions that provide support services to the operating business units. The Company currently does not allocate the cost of maintaining these support functions to its operating units.

   In August 2000, the Company's Board of Directors approved the disposal of Deltic's former Agriculture segment. As a result, agriculture operating results are reported as discontinued operations. (For additional information about the discontinuation of the agriculture operations, see Note 2 - Discontinued Agriculture Segment.)

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

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2001

NOTE 19 - BUSINESS SEGMENTS (CONT.)

Information about the Company's business segments consisted of the following:

(Thousands of dollars)                                              2001             2000              1999
                                                                -----------      -----------       -----------
Net sales
  Woodlands                                                 $       38,309           41,483            31,776
  Mills                                                             57,382           64,870            83,490
  Real Estate                                                       25,020           18,035            21,631
  Eliminations/1/                                                  (14,700)         (14,857)          (11,887)
                                                                ----------       ----------        ----------
                                                            $      106,011          109,531           125,010
                                                                ==========       ==========        ==========

Income/(loss) from continuing operations before
  income taxes
   Operating income
     Woodlands                                              $       22,321           28,675            20,305
     Mills                                                          (7,101)          (6,415)            6,500
     Real Estate                                                     7,392            2,400             8,468
     Corporate                                                      (6,372)          (6,475)           (5,836)
     Eliminations                                                     (416)             (71)             (193)
                                                                ----------       ----------        ----------
       Operating income                                             15,824           18,114            29,244
  Equity in loss of Del-Tin Fiber                                   (9,132)         (10,938)           (8,936)
  Interest income                                                      946              517               254
  Interest and other debt expense                                   (5,725)          (4,921)           (4,124)
  Other income/(expense)                                               438              340               352
                                                                ----------       ----------        ----------
                                                            $        2,351            3,112            16,790
                                                                ==========       ==========        ==========

Total assets at year-end
  Woodlands                                                 $      208,114          173,108           155,212
  Mills                                                             50,099           53,720            51,955
  Real Estate                                                       37,925           35,593            39,450
  Corporate/2, 3/                                                   32,242           56,586            17,421
                                                                ----------       ----------        ----------
    Total assets for continuing operations                         328,380          319,007           264,038
  Discontinued agriculture operations                                    -            3,626            13,860
                                                                ----------       ----------        ----------
                                                            $      328,380          322,633           277,898
                                                                ==========       ==========        ==========

Depreciation, amortization, and
  cost of fee timber harvested
   Woodlands                                                $        9,038            7,513             5,258
   Mills                                                             5,441            4,518             4,162
   Real Estate                                                         365              567               416
   Corporate                                                           147              231               276
                                                                ----------       ----------        ----------
                                                            $       14,991           12,829            10,112
                                                                ==========       ==========        ==========

Capital expenditures
  Woodlands                                                 $       44,432           24,975             8,541
  Mills                                                              5,861            8,386             7,949
  Real Estate                                                       13,514            9,667            11,475
  Corporate                                                            150              320               124
                                                                ----------       ----------        ----------
   Capital expenditures for continuing operations                   63,957           43,348            28,089
  Discontinued agriculture operations                                    -               53               527
                                                                ----------       ----------        ----------
                                                            $       63,957           43,401            28,616
                                                                ==========       ==========        ==========

                           DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2001

NOTE 19 - BUSINESS SEGMENTS (CONT.)

   /1/ Primarily intersegment sales of timber from Woodlands to Mills.
   /2/ Includes investment in Del-Tin Fiber, an equity method investee, of $11,600,000, $5,862,000, and $3,727,000 at December 31, 2001, 2000, and
       1999, respectively. (For additional information regarding the financial position and results of operations of Del-Tin Fiber, see Note 4 - Investment in Del-Tin Fiber.)
   /3/ Includes balance of farmland/timberland sales proceeds held by trustee of $2,236,000 as of December 31, 2001, and $16,317,000 as of December 31,
       2000, and advances to accommodating title holders and Ashly Plantation minority owners of $16,364,000 as of December 31, 2000. (For additional information regarding the transactions resulting in these amounts, see
       Note 2 - Discontinued Agriculture Segment.)

                          DELTIC TIMBER CORPORATION
                              AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              December 31, 2001

NOTE 20 - FINANCIAL RESULTS BY QUARTER (UNAUDITED)

   (Thousands of dollars, except per share amounts)

                                                                                  2001
                                                   ---------------------------------------------------------------
                                                      First       Second         Third         Fourth
                                                     Quarter      Quarter       Quarter        Quarter      Year
                                                   ---------    ---------      --------      ---------    --------
Net sales                                       $     22,494       27,800        25,440         30,277    106,011
Operating income                                       4,606        3,379         2,588          5,251     15,824
Income/(loss) from continuing operations                 975         (118)         (114)           880      1,623
Income/(loss) from discontinued operations             8,212          119            51            (25)     8,357
Net income                                             9,187            1           (63)           855      9,980
Earnings per common share
  Basic
    Continuing operations                       $        .03         (.06)         (.06)           .02       (.05)
    Discontinued operations                              .69          .01           .01              -        .70
    Net income                                           .72         (.05)         (.05)           .02        .65
  Assuming dilution
    Continuing operations                                .03         (.06)         (.06)           .02       (.05)
    Discontinued operations                              .69          .01           .01              -        .70
    Net income                                           .72         (.05)         (.05)           .02        .65
Dividends per common share                      $      .0625        .0625         .0625          .0625        .25
Market price per common share
  High                                          $      24.09        28.80         29.66          28.95      29.66
  Low                                                  20.02        20.05         24.07          24.69      20.02
  Close, at period-end                                 20.25        28.80         25.30          27.40      27.40

                                                                                 2000
                                                   ---------------------------------------------------------------
                                                      First       Second         Third         Fourth
                                                     Quarter      Quarter       Quarter        Quarter      Year
                                                   ---------    ---------      --------      ---------    --------

Net sales                                       $     29,746       30,253        25,078         24,454    109,531
Operating income                                       6,138        6,706         4,027          1,243     18,114
Income/(loss) from continuing operations               1,968        2,176            (7)        (1,436)     2,701
Income/(loss) from discontinued operations               214           66         7,359          3,217     10,856
Net income                                             2,182        2,242         7,352          1,781     13,557
Earnings per common share
  Basic
    Continuing operations                       $        .11          .13          (.05)          (.17)       .04
    Discontinued operations                              .02          .01           .61            .27        .89
    Net income                                           .13          .14           .56            .10        .93
  Assuming dilution
    Continuing operations                                .11          .13          (.05)          (.17)       .04
    Discontinued operations                              .02          .01           .61            .27        .89
    Net income                                           .13          .14           .56            .10        .93
Dividends per common share                      $      .0625        .0625         .0625          .0625        .25
Market price per common share
  High                                          $      24.00        23.00         21.63          24.19      24.19
  Low                                                  19.56        20.25         16.94          16.56      16.56
  Close, at period-end                                 23.69        21.38         16.94          23.88      23.88

                              REPORT OF MANAGEMENT

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

Clefton D. Vaughan
Vice President and Chief Financial Officer
February 8, 2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Deltic Timber Corporation:

We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deltic Timber Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Shreveport, Louisiana
February 8, 2002

                       AUDIT COMMITTEE CHAIRMAN'S LETTER
                       ---------------------------------

The Shareholders
Deltic Timber Corporation:

The Audit Committee ("the Committee") of the Board of Directors is responsible for providing independent oversight of the Company's accounting functions and internal controls. The members of the Committee are selected by the Board of Directors. The Committee consists of five outside directors and operates under a written charter approved by the Board of Directors. (A copy of this charter is included in the Company's 2000 Proxy Statement.) The Committee met five times during 2001.

The Audit Committee also oversees the financial reporting process on behalf of the Board of Directors. As part of this responsibility, the Committee assessed the independence of the Company's external auditors, utilizing written disclosures received from such auditors as required by the provisions adopted by the Independence Standards Board, and recommended to the Board of Directors, subject to shareholder approval, the selection of the Company's external auditors. The Committee discussed the overall scope and specific plans for audit services with the Company's internal auditor and with KPMG LLP, the Company's external auditors. The Committee reviewed and discussed the quarterly financial statements prior to the filing of the Company's Form 10-Q's. In addition, the Committee also reviewed and discussed the Company's audited consolidated financial statements and adequacy of the Company's internal controls and discussed with KPMG LLP the matters required by Statements on Auditing Standards 61, Communication with Audit Committees. The Committee also met with the internal auditor and KPMG LLP to discuss the results of their respective audits, their consideration of the Company's internal controls, and the overall quality of the Company's financial reporting. The meetings were also designed to facilitate any private communication with the Committee, without management present, desired by the internal auditor or KPMG LLP.

Based upon these reviews and discussions, the Audit Committee approved the accompanying audited financial statements for inclusion in the annual report on Form 10-K filed with the Securities and Exchange Commission.

John C. Shealy
Chairman, Audit Committee
March 6, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The sections entitled "Nominees For Election as Directors" and "Directors Whose Term of Office Continues" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on April 25, 2002, sets forth certain information with respect to the directors of the registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.   EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference to the definitive form of the Proxy Statement which was filed with the SEC on March 22, 2002.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference to the definitive form of the Proxy Statement which was filed with the SEC on March 22, 2002.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the definitive form of the Proxy Statement which was filed with the SEC on March 22, 2002.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         a.    Financial Statements, Schedules and Exhibits.

               1.   Consolidated Financial Statements.

                    Consolidated Balance Sheets - December 31, 2001 and 2000.

                    Consolidated Statements of Income for the Years Ended December 31, 2001, 2000, and 1999.

                    Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999.

                    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000, and 1999.

                    Notes to Consolidated Financial Statements, including Consolidated Quarterly Income Information (unaudited).

                    Independent Auditors' Report on Consolidated Financial Statements.

               2.   Financial Statement Schedules.

                    Financial Statements of Del-Tin Fiber L.L.C., an affiliate accounted for by the equity method, which constituted a significant subsidiary for the years ended December 29, 2001 and December 30, 2000.

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

                    10.9 Revolving Credit Agreement dated June 20, 2001 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

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

                    99 Form 11-K, Annual Report for the fiscal year ended December 31, 2001, covering Thrift Plan of Deltic Timber Corporation. To be filed as an amendment of this Annual Report on Form 10-K, not later than 180 days after December 31, 2001.

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

DELTIC TIMBER CORPORATION

By:        /s/Ron L. Pearce               Date:       March 22, 2002
   -----------------------------------        --------------------------------
          Ron L. Pearce, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

              /s/Robert C. Nolan                    /s/J. Thurston Roach
----------------------------------------      ---------------------------------
 Robert C. Nolan, Chairman and Director          J. Thurston Roach, Director

              /s/Ron L. Pearce                      /s/O. H. Darling, Jr.
----------------------------------------      ---------------------------------
    Ron L. Pearce, President and Chief           O. H. Darling, Jr., Director
      Executive Officer and Director
      (Principal Executive Officer)

              /s/R. Madison Murphy                  /s/John C. Shealy
----------------------------------------      ---------------------------------
           R. Madison Murphy, Director           John C. Shealy, Director

           /s/R. Hunter Pierson, Jr.                /s/Clefton D. Vaughan
----------------------------------------      ---------------------------------
       R. Hunter Pierson, Jr., Director           Clefton D. Vaughan, Vice
                                                   President, Finance and
                                                      Administration
                                                 (Principal Financial Officer)

             /s/Christoph Keller, III               /s/Emily R. Evers
----------------------------------------      ---------------------------------
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

                     December 29, 2001 and December 30, 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Managers
Del-Tin Fiber L.L.C.:

We have audited the accompanying balance sheets of Del-Tin Fiber L.L.C. as of December 29, 2001 and December 30, 2000, and the related statements of operations and other comprehensive income/(loss), cash flows, and members' capital for each of the fiscal years in the three-year period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del-Tin Fiber L.L.C. as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

KPMG LLP
Shreveport, Louisiana
January 25, 2002

                              DEL-TIN FIBER L.L.C.

                                 Balance Sheets
                            At year-end 2001 and 2000

                                                                         2001            2000
                                                                    -------------    -------------
Assets
    Current assets

      Cash and cash equivalents                                     $     22,442     $    469,916
      Accounts receivable, Temple-Inland                               1,408,339        1,039,162
      Other receivables                                                   58,967          810,877
      Inventories                                                      3,426,548        2,806,911
      Prepaid expenses and other current assets                          301,657          131,116
                                                                    -------------    -------------
        Total current assets                                           5,217,953        5,257,982

    Debt service reserve funds                                         3,543,409        3,423,262
    Bond sinking fund                                                  6,072,247              -
    Property, plant, and equipment - net                             100,906,887       96,176,025
    Deferred debt costs - net                                            981,627        1,227,033
                                                                    -------------    -------------

        Total assets                                                $116,722,123     $106,084,302
                                                                    =============    =============


Liabilities and Members' Capital/(Deficit)
    Current liabilities
      Bank overdraft                                                $  1,074,070     $    978,129
      Accounts payable                                                 2,068,390        2,530,232
      Accrued expenses                                                   916,288        1,049,852
      Interest rate swap liability                                       359,941              -
                                                                    -------------    -------------
        Total current liabilities                                      4,418,689        4,558,213

    Long-term debt                                                    89,000,000       89,000,000
    Other noncurrent liabilities                                           6,514            6,632
                                                                    -------------    -------------
        Total liabilities                                             93,425,203       93,564,845

    Members' capital/(deficit)                                        23,656,861       12,519,457

    Accumulated other comprehensive income/(loss)                       (359,941)             -
                                                                    -------------    -------------

        Total liabilities, members' capital/(deficit),
           and accumulated other comprehensive income/(loss)        $116,722,123     $106,084,302
                                                                    =============    ============




See accompanying notes to financial statements.

                              DEL-TIN FIBER L.L.C.

         Statements of Operations and Other Comprehensive Income/(Loss)
                       For the years 2001, 2000, and 1999

                                                              2001          2000         1999
                                                         ------------  ------------- -------------
Net sales                                                $16,717,584   $ 31,070,583  $ 30,472,126
                                                         ------------  ------------- -------------

Costs and expenses

    Cost of sales                                         24,920,595     40,177,678    35,123,296
    Depreciation                                           2,409,620      4,569,767     4,150,633
    Selling, general, and administrative expenses          1,174,066      1,321,644     1,395,167
    Other expenses                                           762,330         72,327             -
                                                         ------------  ------------- -------------
        Total costs and expenses                          29,266,611     46,141,416    40,669,096
                                                         ------------  ------------- -------------

        Loss from operations                             (12,549,027)   (15,070,833)  (10,196,970)

Interest income                                              185,817        207,109       271,279
Interest and other debt expense                           (5,901,010)    (7,011,158)   (6,807,283)
                                                         ------------  ------------- -------------

        Net loss                                         (18,264,220)   (21,874,882)  (16,732,974)

Other comprehensive income/(loss)
    SFAS 133 transition adjustment                           729,834              -             -
    Hedge reclassification adjustment                        702,927              -             -
    Loss in hedge fair value                              (1,792,702)             -             -
                                                         ------------  ------------- -------------
        Total other comprehensive income/(loss)             (359,941)             -             -
                                                         ------------  ------------- -------------

        Total comprehensive income/(loss)                $18,624,161)  $(21,874,882) $(16,732,974)
                                                         ============  ============= =============








See accompanying notes to financial statements.

                              DEL-TIN FIBER L.L.C.

                            Statements of Cash Flows
                         For the years 2001, 2000, 1999

                                                                         2001                 2000                 1999
                                                                    ------------         ------------          ------------
Cash flows from operating activities
    Net loss                                                        $ 18,264,220)        $(21,874,882)         $(16,732,974)
    Adjustments to reconcile net loss to net cash
      used in operating activities
        Depreciation expense                                           2,409,620            4,569,767             4,150,633
        (Gain)/loss on dispositions of assets - net                      369,170               72,327                     -
        Write down of assets                                             393,160                    -                     -
        Amortization of debt issuance cost                               245,406              245,407               244,601
        Changes in current assets and liabilities,
           other than cash and cash equivalents
             (Increase)/decrease in trade accounts
                receivable                                              (369,177)             702,932              (740,174)
             (Increase)/decrease in other receivables                    751,910              396,746               314,752
             (Increase)/decrease in inventories                         (619,637)             (84,279)              269,721
             (Increase)/decrease in prepaid assets
                and other current assets                                (170,541)             (47,836)               (9,383)
             Increase/(decrease) in accounts payable                    (461,842)          (4,705,752)              (25,363)
             Increase/(decrease) in accrued expenses                    (133,564)           2,202,427               576,571
             Other                                                          (118)              (2,945)                9,577
                                                                    ------------         ------------          ------------
                Net cash used in operating activities                (15,849,833)         (18,526,088)          (11,942,039)
                                                                    ------------         ------------          ------------

Cash flows from investing activities
    Capital expenditures requiring cash                               (7,902,812)          (2,174,986)           (4,495,518)
    Proceeds from dispositions of assets                                                      181,489                     -
    Decrease in funds held by trustee                                          -                    -             3,323,059
                                                                    ------------         ------------          ------------
                Net cash used in investing activities                 (7,902,812)          (1,993,497)           (1,172,459)
                                                                    ------------         ------------          ------------

Cash flows from financing activities
    Proceeds from issuance of notes payable                                    -            4,000,000             6,000,000
    Repayments of notes payable                                                -          (10,000,000)           (5,000,000)
    Increase/(decrease) in bank overdraft                                 95,941              978,129                     -
    (Increase)/decrease in debt service reserve
      funds - net                                                       (120,147)            (188,012)             (151,250)
    (Increase)/decrease in bond sinking fund - net                    (6,072,247)                   -                     -
    Payment of debt issuance costs                                             -                    -               (78,319)
    Capital contributions by members                                  29,401,624           25,806,000            11,590,000
                                                                    ------------         ------------          ------------
                Net cash provided by financing activities             23,305,171           20,596,117            12,360,431
                                                                    ------------         ------------          ------------

                Net increase/(decrease) in cash and
                   cash equivalents                                     (447,474)              76,532              (754,067)

Cash and cash equivalents at beginning of period                         469,916              393,384             1,147,451
                                                                    ------------         ------------          ------------

Cash and cash equivalents at the end of period                      $     22,442         $    469,916          $    393,384
                                                                    ============         ============          ============





See accompanying notes to financial statements.

                              DEL-TIN FIBER L.L.C.

                         Statements of Members' Capital
                       For the years 2001, 2000, and 1999

Balance at December 31, 1998                                    $ 13,731,313

    Net loss                                                     (16,732,974)

    Capital contributions                                         11,590,000
                                                                -------------

Balance at January 1, 2000                                         8,588,339

    Net loss                                                     (21,874,882)

    Capital contributions                                         25,806,000
                                                                -------------

Balance at December 30, 2000                                      12,519,457

    Net loss                                                     (18,264,220)

    Capital contributions                                         29,401,624
                                                                -------------

Balance at December 29, 2001                                    $ 23,656,861
                                                                =============






See accompanying notes to financial statements.

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                              December 29, 2001

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

     Under the terms of a separate MDF Marketing Agreement, Temple-Inland will serve as the exclusive marketing agent for all MDF produced at the facility for a period of five years from the first day of production of MDF, which was in June 1998. The MDF Marketing Agreement shall be automatically extended for successive five-year periods unless either party elects not to extend.

     In January 2001, the members of the Company decided to temporarily cease production operations at Del-Tin. This decision to shut down the plant resulted from a weak sales market for MDF and increased natural gas cost. While the plant was not operating, a capital project to modify the Company's heat energy system was implemented to allow for greater utilization of wood products as fuel rather than natural gas. This project was completed in late May 2001, at a cost of $3,436,921. Operations were resumed in June 2001.

     ACCOUNTING PERIOD

     The Company's fiscal year is the 52 or 53-week period ending the Saturday closest to December 31, Fiscal years 2001 and 2000 ended on December 29, 2001, and December 30, 2000, respectively. Reference to years in these financial statements relate to fiscal years rather than calendar years.

     CASH AND CASH EQUIVALENTS

     The Company considers short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method for all inventories. For spare parts inventories, freight and sales tax are excluded from cost, as these are expensed as incurred.

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                              December 29, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DEBT SERVICE RESERVE FUNDS

     Debt service reserve funds consists of cash account balances, restricted under the Company's permanent credit facility, to be used solely to pay debt service to the extent sufficient funds are not available for such scheduled debt service payments in the Company's operating account.

     BOND SINKING FUNDS

     Bond sinking funds consist of cash account balances required by the Company's Credit Facility to be deposited quarterly beginning in 2001. These funds are restricted to use and will accumulate until 2005, at which time the funds deposited will equal the $89,000,000 in debt outstanding under the Credit Facility.

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

     Long-lived assets are accounted for under Statement of Financial Accounting Standards ("SFAS") 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and accordingly, the Company will record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. The Company recorded no such impairment in 2001, 2000, or 1999.

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

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                              December 29, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Certain Hedging Activities. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133. SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS 133 and 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS 133 and SFAS 138 on December 31, 2000 (the first day of fiscal year 2001).

     The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. Interest rate swap agreements are used to reduce the potential impact on increases in interest rates of variable-rate long-term debt. Derivatives are held only for the purpose of hedging such risks, not for speculation. Therefore, the Company enters into hedging relationships such that changes in the cash flows of the long-term debt being hedged are expected to be offset by corresponding changes in the value of the derivatives.

     In accordance with the transition provisions of SFAS 133, Del-Tin recorded a cumulative SFAS 133 transition adjustment of $729,834 in Accumulated Other Comprehensive Income (AOCI) to recognize at fair value its current interest-rate swap agreement that was designated as a cash flow hedging instrument. During 2001, the Company reclassified $702,927 of cost associated with its hedging instruments into earnings.

     All derivatives are recognized on the balance sheet at fair value. On the date any interest-rate derivative contract is entered into, Del-Tin designates the derivative as a cash flow hedge and documents the relationship between the hedging instrument and the hedged item, in addition to its risk-management objective and strategy for undertaking the hedge transaction. The Company also formally assesses both at the hedge inception and on an ongoing basis, whether the hedge is highly effective in offsetting changes in cash flows of hedged items. If it is determined that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

     Changes in the fair value of any cash-flow hedge are recorded in Other Comprehensive Income until earnings are affected by the variability in cash flows of the hedged item.

     The Company would discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in cash flows of the hedged item; the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In this event, Del-Tin would continue to carry the derivative at its fair value on the balance sheet and recognize any changes in fair value in earnings.

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                              December 29, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     For the years of 2000 and 1999, prior to the adoption of SFAS 133, the differential paid or received for the interest rate swap was accrued and recognized in interest expense.

     IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Other Intangible Assets, and SFAS 143, Accounting for Asset Retirement Obligations. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17, Intangible Assets. It addresses how intangible assets should be accounted for in financial statements upon their acquisition and how they should be accounted for after they have been initially recognized. SFAS 142 is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years after June 15, 2002.

     In October 2001, the Financial Accounting Standards Board reissued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

     The effect of the adoption of SFAS 142, SFAS 143, or SFAS 144 is not expected to have a material impact on the Company's financial results.

     USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions, relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 2001 presentation format.

Note 2 - Inventories

     Inventories at year-end consisted of the following:

                                               2001          2000
                                            -----------   -----------

       Raw materials                        $   150,063   $   212,919
       Work in progress / finished goods      1,962,200       714,553
       Spare parts                            1,296,722     1,856,936
       Operating materials and supplies          17,563        22,503
                                            -----------   -----------
                                            $ 3,426,548   $ 2,806,911
                                            ===========   ===========

                             DEL-TIN FIBER L.L.C.
                        Notes to Financial Statements
                              December 29, 2001

NOTE 3  - PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at year-end consisted of the following:

                                                     2001             2000
                                                 ------------     ------------

     Land                                        $    331,789     $    331,789
     Buildings                                      7,526,182        7,501,051
     Land improvements                              2,639,508        2,593,030
     Machinery and equipment                      100,039,784       94,111,579
     Vehicles                                          38,777           31,628
     Construction-in-progress                       1,474,979        1,172,294
     Capitalized spare parts                        1,269,805          605,135
                                                 ------------     ------------
                                                  113,320,824      106,346,506
     Less: accumulated depreciation               (12,413,937)     (10,170,481)
                                                 ------------     ------------
                                                 $100,906,887     $ 96,176,025
                                                 ============     ============

     Depreciation expense totaled $2,409,620, $4,569,767, and $4,150,633 for 2001, 2000, and 1999, respectively. During 2001, the Company's management increased its estimate of the useful lives of the majority of the equipment used directly in the MDF manufacturing process due to results of an industry study of the useful lives of panel board manufacturing equipment performed for Temple-Inland. The impact of the change in lives is accounted for prospectively beginning with fiscal 2001. The effect of this change was that depreciation expense was $1,218,423 less in 2001 than it would have been if the useful lives had not changed. Machinery and equipment, which are depreciated under the units of production method, continued to be depreciated during the shutdown period discussed in Note
     1. This amount was calculated at 25% of straight-line depreciation during the period in which the machinery and equipment was idle. Such depreciation amounted to $653,296.

     During the construction period of the Company's primary plant facility, $4,863,715 of applicable interest incurred, net of interest income on invested debt proceeds, was capitalized.

     As a result of modification to the plant's heat energy system, six bag houses, which formerly served to house the filtration system for heated gases, were determined to be no longer necessary and are being accounted for as held for sale. The carrying amount of these assets at this time was $623,160, which was written down to a net realizable value of $230,000. The loss from write down to the fair value of these assets was $393,160 and is included in Other expenses in the 2001 Statements of Operations and Other Comprehensive Income/(Loss).

NOTE 4  -  INDEBTEDNESS AND FINANCING ARRANGEMENTS

   Long-term debt at year-end consisted of the following:

                                                      2001             2000
                                                  ------------     ------------
     Union County, Arkansas Taxable Industrial
        Development Revenue Bonds
        (Del-Tin Fiber Project) 1998 Series,
        due October 1, 2027                       $  60,000,000    $  60,000,000

                             DEL-TIN FIBER L.L.C.
                        Notes to Financial Statements
                              December 29, 2001

NOTE 4  -  INDEBTEDNESS AND FINANCING ARRANGEMENTS (CONTINUED)

     Union County, Arkansas Solid Waste
        Disposal Revenue Bonds
        (Del-Tin Fiber Project) 1997 Series A,
        due October 1, 2027                          14,500,000       14,500,000

     Union County, Arkansas Solid Waste
        Disposal Revenue Bonds
        (Del-Tin Fiber Project) 1997 Series B,
        due October 1, 2027                          14,500,000       14,500,000
                                                  -------------    -------------
                                                  $  89,000,000    $  89,000,000
                                                  =============    =============

     Sinking fund requirements for the next four years are $7,342,500 in 2002, and $8,677,500 in 2003, $9,790,000 in 2004 and $59,007,000 in 2005. (For
     additional information regarding financial instruments, see Note 5 - Fair Value of Financial Instruments.)

     THE CREDIT FACILITY

     In 1998, the Company entered into the Credit Facility with several major banking institutions (the "Lenders") having a stated maturity of December 17, 2005 (the "Stated Maturity Date"). The Credit Facility provides a letter of credit commitment of $91,225,000 (the "Letter of Credit Commitment Amount") which terminates on December 17, 2002 (the "Termination Date"), but the Termination Date may be annually extended if the Company so requests and all the Lenders agree. In any case, the Termination Date may not be extended beyond the Stated Maturity Date.

       The Letter of Credit Commitment -- Three letters of credit have been issued pursuant to the Credit Facility in the aggregate stated amount of $89,824,657 as of December 29, 2001. The letters of credit have a stated expiration of December 17, 2002. Under the Credit Facility, the letters of credit may be extended to the extent that the Termination Date of the letter of credit commitment is extended. If the letters of credit expire before the Stated Maturity Date and are not renewed or replaced, the Lenders will make loans to the Company to purchase the Bonds. Any such loans would be finally due and payable at the Stated Maturity Date.

       The three letters of credit provide a payment mechanism for the Bonds and security for the Bondholders. Two of the letters of credit were issued to support the Tax Exempt Bonds and the third was issued to provide initial letter of credit support for the Taxable Bonds. On December 29, 2001, the maximum amount available to be drawn was $14,639,041 under each of the two letters of credit supporting the Tax Exempt Bonds and $60,546,575 under the letter of credit supporting the Taxable Bonds. The maximum amount available to be drawn under the letters of credit cover the principal amount of the relevant Bonds, plus an additional amount to cover interest.

       Security for the Permanent Credit Facility -- Substantially all of the Company's assets are pledged to the Lenders as security for the Credit Facility. The Credit Facility requires the Company to maintain debt service reserve funds in an amount equal to six months' debt service. The debt service to be reserved against includes all required payments for principal (other than for working capital loans), sinking fund requirements, interest, and fees under both the Credit Facility and the Bonds. At December 29, 2001, the Company had a debt service reserve fund deficiency totaling $1,050,366. In accordance with the Credit Facility, the Company must cure the debt service reserve deficiency by March 31, 2002. The Company plans to cure the

                             DEL-TIN FIBER L.L.C.
                        Notes to Financial Statements
                               December 29, 2001

NOTE 4 - INDEBTEDNESS AND FINANCING ARRANGEMENTS (CONTINUED)

       deficiency by March 31, 2002, with capital contributions from the members. The funds in the debt service reserve bank accounts may be withdrawn solely to pay debt service to the extent sufficient funds are not available in the Company's operating account. The total amount in the debt service reserve funds as of December 29, 2001, was $3,543,409 and has been classified as noncurrent on the Balance Sheet due to the restriction placed on the funds.

       The Credit Facility requires the Company to make quarterly deposits into two sinking funds. Failure to make such deposits is a default under the Credit Facility. These deposits began in the first quarter of 2001.
       The amount of the required deposits increases over the term of the Credit Facility, from $1,045,750 per quarter in 2001, to $3,115,000 per quarter beginning in 2005. During 2001, sinking fund deposits made were $6,072,247 and are classified as noncurrent on the balance sheet due to the restriction placed on the funds.

       In the fourth quarter of 2005, the Company must deposit $49,662,000 into the sinking funds. The Company may not withdraw amounts deposited in the sinking funds during the term of the Credit Facility.

       As further security for the Credit Facility, each member has agreed (1) to provide to the Company up to $17,500,000 (for a combined total of $35,000,000) in the form of additional cash equity contributions or subordinated loans, if and to the extent, that the Company is in default under the Credit Facility; or a deficiency exists in the Credit Facility debt service reserve funds or sinking funds; and (2) to pay to the Company in the form of additional cash equity contributions or subordinated loans, the member's prorata portion of the difference between the Company's projected operating cash flow at 90 percent of rated capacity, and the Company's projected operating cash flow at the production rate actually achieved by the Company (the "Operating Cash Flow Variance"), if, and to the extent that, the Company still does not have sufficient funds to pay debt service. (The members will no longer be obligated to pay the Operating Cash Flow Variance once the plant successfully completes a minimum production test.)

     In connection with the Credit Facility, and with the issuance of the Bonds, the Company incurred approximately $1,639,000 in related costs. Such costs are included in the Balance Sheet in Deferred Debt Costs and are being amortized to Interest and Other Debt Expense on a straight-line basis over the life of the Credit Facility.

     Effective March 2, 1999, the Company entered into an interest rate swap agreement which converts $60,000,000 of its long-term debt into fixed-rate obligations with an effective rate of 5.655 percent.

     This agreement expires on March 1, 2002. Under the terms of the swap agreement, Del-Tin receives variable interest rate payments and makes fixed rate payments, thereby creating the equivalent of fixed-rate debt. By using derivative instruments to hedge exposures in interest rates, the Company exposes itself to credit risk, which exists when the fair value of a derivative is positive and the counterparty owes an amount to the Company. The Company minimizes this credit risk by entering into derivative agreements only with high-quality counterparties with strong credit ratings.

     Changes in the fair value of its interest rate swap, cash flow hedge are reported in AOCI. These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affects earnings.

     As of December 29, 2001, $359,941 of deferred losses on the current swap agreement that is in AOCI are expected to be reclassified to earnings by the March 1, 2002 agreement expiration date.

                             DEL-TIN FIBER L.L.C.
                        Notes to Financial Statements
                              December 29, 2001

NOTE 4 - INDEBTEDNESS AND FINANCING ARRANGEMENTS (CONTINUED)

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

     The Bonds currently bear interest at a variable rate determined weekly by the remarketing agent of the respective Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The maximum interest rate for the Tax Exempt Bonds is 10.0 percent and 9.5 percent for the Taxable Bonds. The interest rate on the Tax Exempt Bonds at year-end 2001 and 2000 was
     1.7 percent and 5.0 percent, respectively. The interest rate on the Taxable Bonds at year-end 2001 and 2000 was 2.2 percent and 6.8 percent, respectively. The Company has the right to convert the interest rate payable on the Bonds to either a flexible daily, term, or fixed rate, as defined in the trust indentures for the respective Bonds.

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

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at year-end 2001 and 2000. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                         2001                   2000
                                  ----------------------  ----------------------
                                   Carrying     Fair       Carrying      Fair
                                    Amount      Value       Amount       Value
                                  ----------------------  ----------------------
   Financial assets
     Cash and cash equivalents    $   22,442  $   22,442  $  469,916  $  469,619
     Trade accounts receivable     1,408,339   1,408,339   1,039,162   1,039,162
     Other receivables                58,967      58,967     810,877     810,877
     Debt service reserve funds    3,543,409   3,543,409   3,423,262   3,423,262
     Bond sinking funds            6,072,247   6,072,247           -           -

                             DEL-TIN FIBER L.L.C.
                         Notes to Financial Statements
                              December 29, 2001

NOTE 5  -  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

   Financial liabilities
     Bank overdraft          1,074,070     1,074,070       978,129       978,129
     Accounts payable        2,068,390     2,068,390     2,530,232     2,530,232
     Accrued expenses          916,288       916,288     1,049,852     1,049,852
     Long-term debt         89,000,000    89,000,000    89,000,000    89,000,000

   The carrying amounts shown in the table are included in the Balance Sheets under the indicated captions.

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       . Cash and Cash Equivalents, Trade Accounts Receivable, Other Receivables, Bank Overdraft, Accounts Payable, Accrued Expenses, and Notes Payable - The carrying amounts approximate fair value because of the short maturity of these instruments.

       . Debt Service Reserve and Bond Sinking Funds - The carrying amount approximates fair value since the interest earned on these deposits fluctuates with changes in current market rates.

       . Long-term debt, including current maturities - The fair value at year-end is estimated based on current rates at which the Company could borrow funds with similar remaining maturities.

NOTE 6  -  LEASE COMMITMENTS

     The Company is obligated under noncancelable operating leases for various equipment.

     As of December 29, 2001, future minimum lease commitments under noncancelable operating leases consisted of the following:

                          2002               $  74,156
                          2003               $  10,080

     Rent expense for all operating leases was $286,042 in 2001, $381,024 in 2000, and $244,950 in 1999.

NOTE 7  -  RELATED-PARTY TRANSACTIONS

     The Company is assessed a fee for marketing services provided by Temple-Inland. This expense amounted to $513,319 in 2001, $550,951 in 2000, and $959,160 in 1999, and is included in Selling, General, and Administrative Expenses in the accompanying Statements of Operations. In addition, Del-Tin reimburses Temple-Inland for advertising arranged on behalf of the Company's Solidium brand and for a portion of expenses that Temple-Inland incurs for general advertising for MDF. These costs amounted to $37,629 in 2001, $68,491 during 2000 and $252,418 in 1999, and are included in Selling, General, and Administrative Expenses in the accompanying Statements of Operations. The Company is also assessed a fee for computer services by Temple-Inland. This fee amounted to $75,000 in each 2001, 2000 and 1999, and is included in Selling, General, and Administrative expenses in the accompanying Statements of Operations. As of December 29, 2001, the Company's balance due Temple-Inland totaled $50,000.

                             DEL-TIN FIBER L.L.C.
                        Notes to Financial Statements
                              December 29, 2001

Note 7  -  RELATED-PARTY TRANSACTIONS (CONTINUED)

     Under the terms of the MDF Marketing Agreement, the Company's sales are processed by Temple-Inland. A corresponding receivable is recorded by the Company equal to the outstanding trade receivable balance maintained by Temple-Inland. Funds are transferred to the Company from Temple-Inland based on previous weeks sales. All credit risk relating to the Company's trade receivables remains with Temple-Inland. As of December 29, 2001, and December 30, 2000, the Company's balance due from Temple-Inland relating to the trade receivables was $1,408,339 and $1,039,162, respectively.

     The Company purchases raw materials from Deltic. Total purchases of bark and chips amounted to $1,851,733 in 2001, $3,620,168 for the year of 2000, and $4,287,411 during 1999. In relation to these purchases, the Company had outstanding balances payable to Deltic of $50,461 at December 29, 2001 and $0 at December 30, 2000.

     The Company had sales of MDF to Temple-Inland totaling $155,736 in 2001, $861,265 for 2000, and $410,181 in 1999, which are included in Net Sales in the accompanying Statements of Operations. In relation to these sales, Del-Tin had a payable of $34,000 to Temple-Inland at December 29, 2001 resulting from a credit issued for returned product that will be netted against the receipts of future sales to Temple-Inland.

Note 8  -  SUPPLEMENTAL CASH FLOWS DISCLOSURES

     Interest paid, net of amounts capitalized, was $4,195,122 in 2001, $6,779,898 in 2000, and $6,106,771 in 1999.

Note 9 -  LIQUIDITY

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

                              DEL-TIN FIBER L.L.C.
         Schedule 1 - Supplemental Information Concerning Cost of Sales
                      For the years of 2001, 2000, and 1999
                                   (Unaudited)

                                              2001                 2000                1999
                                           -----------          -----------         -----------
Cost of raw wood                           $ 4,639,514          $ 8,254,660         $ 8,613,462
Cost of other raw materials                  3,870,090            6,454,658           5,766,912
Change in inventories                       (1,205,750)              89,645             791,863
Salaries, labor, and benefits                4,537,894            5,159,614           5,362,838
Utilities                                    3,896,894            5,496,526           4,749,721
Gas                                          2,166,525            3,806,766           2,038,940
Fuel                                           803,385            1,234,354             801,919
Maintenance and repairs                      2,689,309            4,497,590           2,908,656
Operating materials and supplies             1,192,897            2,113,863           1,640,540
Other                                        2,329,837            3,070,002           2,448,445
                                           ------------         -----------         -----------
                                           $24,920,595          $40,177,678         $35,123,296
                                           ===========          ===========         ===========







Unaudited -- see accompanying Independent Auditors' Report