Form 10-K/A
period 2001-12-31
DELTIC TIMBER CORP
filed 2002-04-15
CIK 1022469

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                          ---

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

================================================================================