Form 10-Q
period 2002-03-31
DELTIC TIMBER CORP
filed 2002-05-13
CIK 1022469

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Number of shares of Common Stock, $.01 Par Value, outstanding at April 30, 2002, was 11,915,204.

================================================================================

             TABLE OF CONTENTS - FIRST QUARTER 2002 FORM 10-Q REPORT


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

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     -------------------------------------
                             (Thousands of dollars)

                                                                                            March 31,             Dec. 31,
                                                                                              2002                  2001
                                                                                          ------------           ----------
                                                                                           (unaudited)
Assets
    Current assets
      Cash and cash equivalents                                                        $       2,465                  6,122
      Trade accounts receivable - net                                                          5,253                  4,319
      Other receivables                                                                        2,937                  2,938
      Inventories                                                                              4,180                  5,565
      Prepaid expenses and other current assets                                                1,542                  1,428
                                                                                          ----------             ----------
          Total current assets                                                                16,377                 20,372

    Investment in real estate held for development and sale                                   37,840                 36,698
    Investment in Del-Tin Fiber                                                               11,999                 11,600
    Other investments and noncurrent receivables                                               3,008                  2,907
    Timber and timberlands - net                                                             209,842                211,754
    Property, plant, and equipment - net                                                      40,731                 41,774
    Deferred charges and other assets                                                          2,624                  3,275
                                                                                          ----------             ----------
          Total assets                                                                 $     322,421                328,380
                                                                                          ==========             ==========

Liabilities and Stockholders' Equity
    Current liabilities

       Current maturities of long-term debt                                            $          64                     74
       Trade accounts payable                                                                  2,521                  3,524
       Accrued taxes other than income taxes                                                   1,530                  1,190
       Deferred revenues and other accrued liabilities                                         3,030                  2,569
                                                                                          ----------             ----------
          Total current liabilities                                                            7,145                  7,357

    Long-term debt                                                                            78,174                 84,190
    Deferred tax liabilities - net                                                            19,961                 19,669
    Other noncurrent liabilities                                                               6,217                  6,365
    Redeemable preferred stock                                                                30,000                 30,000
    Stockholders' equity
       Preferred stock                                                                             -                      -
       Common stock                                                                              128                    128
       Capital in excess of par value                                                         68,858                 68,766
       Retained earnings                                                                     132,545                133,034
       Unamortized restricted stock awards                                                      (219)                  (264)
       Treasury stock                                                                        (20,388)               (20,865)
                                                                                          ----------             ----------
          Total stockholders' equity                                                         180,924                180,799
                                                                                          ----------             ----------

          Total liabilities and stockholders' equity                                   $     322,421                328,380
                                                                                          ==========             ==========


See accompanying notes to consolidated financial statements.

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                          Three Months Ended March 31,
                ------------------------------------------------
                (Thousands of dollars, except per share amounts)


                                                                                 2002                2001
                                                                             ----------          ----------
Net sales                                                                 $      27,095              22,494
                                                                             ----------          ----------
Costs and expenses

    Cost of sales                                                                15,047              11,775
    Depreciation, amortization, and cost of fee timber harvested                  5,264               4,465
    General and administrative expenses                                           2,047               1,648
                                                                             ----------          ----------

       Total costs and expenses                                                  22,358              17,888
                                                                             ----------          ----------

       Operating income                                                           4,737               4,606

Equity in loss of Del-Tin Fiber                                                  (2,393)             (2,489)
Interest income                                                                      36                 618
Interest and other debt expense                                                  (1,148)             (1,595)
Other income/(expense)                                                              144                  73
                                                                             ----------          ----------

Income from continuing operations before income taxes                             1,376               1,213

Income taxes                                                                       (555)               (238)
                                                                             ----------          ----------

Income from continuing operations                                                   821                 975

Discontinued operations, net                                                          -               8,212
                                                                             ----------          ----------

       Net income                                                         $         821               9,187
                                                                             ==========          ==========

Earnings per common share
    Basic

       Continuing operations                                              $          02                  03
       Discontinued operations                                                        -                  69
                                                                             ----------          ----------
       Net income                                                         $          02                  72
                                                                             ==========          ==========

    Assuming dilution

       Continuing operations                                              $          02                  03
       Discontinued operations                                                        -                  69
                                                                             ----------          ----------
       Net income                                                         $          02                  72
                                                                             ==========          ==========


Dividends declared per common share                                       $        0625                0625
                                                                             ==========          ==========

Average common shares outstanding (thousands)                                    11,897              11,922
                                                                             ==========          ==========

See accompanying notes to consolidated financial statements.

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                          Three Months Ended March 31,
                -------------------------------------------------
                             (Thousands of dollars)

                                                                              2002                   2001
                                                                           ----------             ----------
Operating activities

    Net income                                                          $         821                  9,187
    Adjustments to reconcile net income to
      net cash provided/(required) by operating activities
       Depreciation, amortization, and cost of fee timber harvested             5,264                  4,465
       Deferred income taxes                                                      292                  7,075
       Gain from disposal of agriculture segment assets                             -                (13,364)
       Real estate costs recovered upon sale                                      870                    998
       Timberland costs recovered upon sale                                       104                    448
       Equity in loss of Del-Tin Fiber                                          2,393                  2,489
       Net increase/(decrease) in provisions for pension and
         other postretirement benefits                                            304                    228
       (Increase)/decrease in operating working capital
         other than cash and cash equivalents                                     253                 (1,911)
       Other - net                                                                339                   (500)
                                                                           ----------             ----------
          Net cash provided/(required) by operating activities,
            including discontinued operations                                  10,640                  9,115
                                                                           ----------             ----------

Investing activities

    Capital expenditures requiring cash                                        (4,071)               (32,699)
    Net change in purchased stumpage inventory                                   (611)                (2,058)
    Advances to Del-Tin Fiber                                                  (2,749)                (3,953)
    Proceeds from disposal of agriculture segment assets                            -                 17,831
    Increase/(decrease) in farmland sale contract deposits                          -                 (1,455)
    (Increase)/decrease in funds held by trustee                                 (107)                 7,713
    Receipts of/(additions to) noncurrent receivables                               -                  8,046
    Other - net                                                                   246                    174
                                                                           ----------             ----------
          Net cash provided/(required) by investing activities,
            including discontinued operations                                  (7,292)                (6,401)
                                                                           ----------             ----------

Financing activities

    Proceeds from borrowings                                                        -                 10,533
    Repayments of notes payable and long-term debt                             (6,026)                (6,783)
    Treasury stock purchases                                                        -                 (1,026)
    Increase/(decrease) in bank overdraft                                           -                 (1,384)
    Preferred stock dividends paid                                               (566)                  (566)
    Common stock dividends paid                                                  (744)                  (746)
    Other - net                                                                   331                      -
                                                                           ----------             ----------
          Net cash provided/(required) by financing activities,
            including discontinued operations                                  (7,005)                    28
                                                                           ----------             ----------

Net increase/(decrease) in cash and cash equivalents                           (3,657)                 2,742
Cash and cash equivalents at January 1                                          6,122                  2,712
                                                                           ----------             ----------

Cash and cash equivalents at March 31                                   $       2,465                  5,454
                                                                           ==========             ==========


See accompanying notes to consolidated financial statements.

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Unaudited)
                          Three Months Ended March 31,
           -----------------------------------------------------------
                             (Thousands of dollars)


                                                                                              2002                   2001
                                                                                          ----------             ----------
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, 600,000
  shares issued as redeemable preferred stock                                          $           -                      -
                                                                                          ----------             ----------

Common stock - $.01 par, authorized 50,000,000 shares,
  12,813,879 shares issued in 2002 and 2001                                                      128                    128
                                                                                          ----------             ----------

Capital in excess of par value
    Balance at beginning of year                                                              68,766                 68,757
    Exercise of stock options                                                                     58                      -
    Tax benefits on stock options                                                                 34                      -
                                                                                          ----------             ----------
    Balance at end of period                                                                  68,858                 68,757
                                                                                          ----------             ----------

Retained earnings
    Balance at beginning of year                                                             133,034                128,290
    Net income                                                                                   821                  9,187
    Preferred stock dividends accrued                                                           (566)                  (566)
    Common stock dividends declared                                                             (744)                  (746)
                                                                                          ----------             ----------
    Balance at end of period                                                                 132,545                136,165
                                                                                          ----------             ----------

Unamortized restricted stock awards
    Balance at beginning of year                                                                (264)                  (472)
    Stock awards                                                                                   -                      -
    Amortization to expense                                                                       45                     53
                                                                                          ----------             ----------
    Balance at end of period                                                                    (219)                  (419)
                                                                                          ----------             ----------

Treasury stock
    Balance at beginning of year - 925,725 and 878,556 shares,
      respectively                                                                           (20,865)               (19,869)
    Shares purchased - 48,500 shares in 2001                                                       -                 (1,026)
    Shares issued for incentive plans - 21,175 shares in 2002                                    477                      -
                                                                                          ----------             ----------
    Balance at end of period - 904,550 and 927,056 shares,
      respectively                                                                           (20,388)               (20,895)
                                                                                          ----------             ----------

Total stockholders' equity                                                             $     180,924                183,736
                                                                                          ==========             ==========


See accompanying notes to consolidated financial statements.

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                   ------------------------------------------
                    (Unaudited, except for December 31, 2001)

Note 1 - Interim Financial Statements

    The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The financial statements in Deltic's 2001 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior period amounts have been reclassified to conform with 2002 presentation format.

Note 2 - Discontinued Agriculture Segment

    During the first quarter of 2001, the remaining 18,400 net acres of farmland and the agriculture operational assets, previously reported in Property, Plant, and Equipment in the Consolidated Balance Sheet, were sold and closed, resulting in a pretax gain on the disposal of the former agriculture segment of $13,522,000 (net of related costs). Income tax expense for discontinued operations totaled $5,310,000. Since the Company disposed of the agriculture segment in a tax-deferred exchange, the sales proceeds were deposited with a qualified intermediary and used the acquire replacement property. During the first quarter of 2001, the Company acquired, utilizing these funds, approximately 22,800 acres of pine timberland, designated as replacement properties, with capital expenditures of $28,348,000, which completed the tax-deferred land exchanges for Ashly Plantation, an undivided interest operation of which Deltic previously owned a majority interest. As part of the transaction, an advance in the form of an interest-bearing note from the intermediate accommodating title holders and a note from the minority owners of Ashly Plantation were repaid to the Company, amounting to $6,574,000.

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                   ------------------------------------------
                    (Unaudited, except for December 31, 2001)

Note 3 - Earnings per Common Share

    The amounts used in computing earnings per share consisted of the following:

                                                                         Three Months Ended
                                                                              March 31,
                                                                   --------------------------------
       (Thousands, except per share amounts)                          2002                   2001
                                                                   ---------              ---------
       Income from continuing operations                        $        821                    975
       Discontinued operations, net                                        -                  8,212
       Less preferred dividends                                         (566)                  (566)
                                                                   ---------              ---------
          Income available to common shareholders               $        255                  8,621
                                                                   =========              =========

       Weighted average number of common shares
         used in basic EPS                                            11,897                 11,922
       Effect of dilutive stock options                                   46                     12
                                                                   ---------              ---------
          Weighted average number of common shares
            and dilutive potential common stock used
            in EPS assuming dilution                                  11,943                 11,934
                                                                   =========              =========

       Earnings per common share
          Basic

             Continuing operations                              $        .02                    .03
             Discontinued operations                                       -                    .69
                                                                   ---------              ---------
             Net income                                         $        .02                    .72
                                                                   =========              =========

          Assuming dilution

             Continuing operations                              $        .02                    .03
             Discontinued operations                                       -                    .69
                                                                   ---------              ---------
             Net income                                         $        .02                    .72
                                                                   =========              =========

Note 4 - Inventories

    Inventories at the balance sheet dates consisted of the following:

                                                                   Mar. 31,               Dec. 31,
       (Thousands of dollars)                                        2002                   2001
                                                                  ----------             ----------
       Logs                                                    $         785                  1,246
       Lumber                                                          3,090                  3,859
       Materials and supplies                                            305                    460
                                                                  ----------             ----------
                                                               $       4,180                  5,565
                                                                  ==========             ==========

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                   ------------------------------------------
                    (Unaudited, except for December 31, 2001)

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

    The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the three months ended March 31 consisted of the following:

                                                                       Mar. 31,               Dec. 31,
       (Thousands of dollars)                                            2002                   2001
                                                                      ----------             ----------
       Condensed Balance Sheet Information

       Current assets                                              $       4,710                  5,218
       Debt service reserve funds                                          3,558                  3,543
       Bond sinking funds                                                  7,924                  6,072
       Property, plant, and equipment - net                              100,304                100,907
       Other noncurrent assets                                               920                    982
                                                                      ----------             ----------
          Total assets                                             $     117,416                116,722
                                                                      ==========             ==========

       Current liabilities                                         $       4,043                  4,419
       Long-term debt                                                     89,000                 89,000
       Other noncurrent liabilities                                            5                      6
       Members' capital/(deficit)                                         24,368                 23,657
       Accumulated other comprehensive income                                  -                   (360)
                                                                      ----------             ----------
          Total liabilities and members' capital/(deficit)         $     117,416                116,722
                                                                      ==========             ==========

       Condensed Income Statement Information
       Net sales                                                   $       7,825                  2,014
                                                                      ----------             ----------
       Costs and expenses
          Cost of sales                                                    9,969                  4,849
          Depreciation                                                       975                    520
          General and administrative expenses                                436                    217
                                                                      ----------             ----------
             Total costs and expenses                                     11,380                  5,586
                                                                      ----------             ----------

             Operating income/(loss)                                      (3,555)                (3,572)
       Interest income                                                        30                     44
       Interest and other debt expense                                    (1,260)                (1,449)
                                                                      ----------             ----------

             Net income/(loss)                                            (4,785)                (4,977)
       Other comprehensive income                                            360                      -
                                                                      ----------             ----------

             Comprehensive income/(loss)                           $      (4,425)                (4,977)
                                                                      ==========             ==========

* The Del-Tin facility was shut down from late January to early June 2001 to modify its heat energy system. Direct operating costs during the shutdown period were expensed as incurred and are included in Cost of Sales. Deltic Timber Corporation has retained a financial advisor to assist in the evaluation of strategic alternatives for the Company's investment in Del-Tin Fiber with all options being considered.

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                    -----------------------------------------
                    (Unaudited, except for December 31, 2001)

Note 6 - Timber and Timberlands

    Timber and timberlands at the balance sheet dates consisted of the following:

                                                                                           Mar. 31,               Dec. 31,
      (Thousands of dollars)                                                                 2002                   2001
                                                                                          ----------             ----------
       Purchased stumpage inventory                                                    $       6,277                  5,665
       Timberlands                                                                            76,475                 76,468
       Fee timber                                                                            180,507                179,424
       Logging facilities                                                                      1,692                  1,692
                                                                                          ----------             ----------
                                                                                             264,951                263,249
       Less accumulated costs of fee timber harvested
         and facilities depreciation                                                         (55,109)               (51,495)
                                                                                          ----------             ----------
                                                                                       $     209,842                211,754
                                                                                          ==========             ==========

Note 7 - Property, Plant, and Equipment

    Property, plant, and equipment at the balance sheet dates consisted of the following:

                                                                                           Mar. 31,               Dec. 31,
      (Thousands of dollars)                                                                 2002                   2001
                                                                                          ----------             ----------

       Land                                                                            $         125                    125
       Land improvements                                                                       3,822                  3,265
       Buildings and structures                                                                4,468                  4,469
       Machinery and equipment                                                                73,648                 74,168
                                                                                          ----------             ----------
                                                                                              82,063                 82,027
       Less accumulated depreciation                                                         (41,332)               (40,253)
                                                                                          ----------             ----------
                                                                                       $      40,731                 41,774
                                                                                          ==========             ==========

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                    -----------------------------------------
                    (Unaudited, except for December 31, 2001)

Note 8 - Supplemental Cash Flow Disclosures

    Income taxes paid, net of refunds, were $251,000 in the 2002 period, while a net income tax refund of $2,082,000 was received in the first quarter of 2001. Interest paid, net of amounts capitalized, was $449,000 and $451,000 in the first three months of 2002 and 2001, respectively.

    (Increases)/decreases in operating working capital, other than cash and cash equivalents, for the three months ended March 31 consisted of the following:

       (Thousands of dollars)                                    2002                   2001
                                                             ----------             ----------
       Trade accounts receivable                             $    (933)                 (1,268)
       Other receivables                                            37                  (1,446)
       Inventories                                               1,385                     958
       Prepaid expenses and other current assets                  (114)                   (409)
       Trade accounts payable                                   (1,002)                 (1,194)
       Deferred revenues and other accrued liabilities             880                   1,448
                                                             ---------              ----------

                                                             $     253                  (1,911)
                                                             =========                  ======

                            DELTIC TIMBER CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                    -----------------------------------------
                    (Unaudited, except for December 31, 2001)

Note 9 - Business Segments

    Information about the Company's business segments consisted of the following:

                                                                         Three Months Ended
                                                                              March 31,
                                                                  ---------------------------------
    (Thousands of dollars)                                            2002                   2001
                                                                  ----------             ----------
    Net sales
       Woodlands                                               $      12,133                 12,809
       Mills                                                          17,874                 10,550
       Real Estate                                                     2,567                  3,143
       Eliminations*                                                  (5,479)                (4,008)
                                                                  ----------             ----------
                                                               $      27,095                 22,494
                                                                  ==========             ==========

    Income/(loss) from continuing operations
      before income taxes
       Operating income
          Woodlands                                            $       7,252                  7,900
          Mills                                                       (1,204)                (2,376)
          Real Estate                                                    203                    591
          Corporate                                                   (1,829)                (1,487)
          Eliminations                                                   315                    (22)
                                                                  ----------             ----------
             Operating income                                          4,737                  4,606
       Equity in loss of Del-Tin Fiber                                (2,393)                (2,489)
       Interest income                                                    36                    618
       Interest and other debt expense                                (1,148)                (1,595)
       Other income/(expense)                                            144                     73
                                                                  ----------             ----------
                                                               $       1,376                  1,213
                                                                  ==========             ==========

    Depreciation, amortization, and
      cost of fee timber harvested
       Woodlands                                               $       3,722                  3,016
       Mills                                                           1,401                  1,333
       Real Estate                                                        99                     80
       Corporate                                                          42                     36
                                                                  ----------             ----------
                                                               $       5,264                  4,465
                                                                  ==========             ==========

    Capital expenditures
       Woodlands                                               $         931                 29,663
       Mills                                                             741                  1,273
       Real Estate                                                     2,383                  1,754
       Corporate                                                          16                      9
                                                                  ----------             ----------
                                                               $       4,071                 32,699
                                                                  ==========             ==========

    *Intersegment sales of timber from Woodlands to Mills.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     Net income for the first quarter of 2002 was $.8 million, $.02 a share, compared to first quarter 2001 earnings of $9.2 million, $.72 a share. Income from discontinued agriculture operations, net of income taxes, was $8.2 million, $.69 a share, for 2001's first quarter. For the first three months of 2002, income from continuing operations was $.8 million, $.02 a share, which compares to $1 million, $.03 a share, a year ago. Net sales for the current quarter totaled $27.1 million, an increase of $4.6 million when compared to the prior-year quarter. Operating income for the first quarter of 2002 was $4.7 million compared to $4.6 million for the corresponding quarter of 2001. Net cash provided by operating activities increased $1.5 million, from $9.1 million in 2001 to $10.6 million for the 2002 period.

     Operating income for the first quarter of 2002 increased $.1 million when compared to the first quarter of 2001. The Woodlands segment decreased $.7 million due primarily to reduced sales of non-strategic and higher and better use timberland, partially offset by an increase in pine sawtimber sales which resulted from a 43 percent increase in harvest levels. Mills segment operating results improved $1.2 million from the same period of 2001 as lumber sales price increased eight percent and the Company lowered its lumber production cost per thousand board feet ("MBF") by eight percent. Operating income for Real Estate segment operations decreased $.4 million from a year ago because the average sales price of residential lots decreased $18,300 per lot due to sales mix.

     The Woodlands segment reported net sales of $12.1 million for the current quarter compared to $12.8 million a year ago. Sales of 328 acres of timberland produced revenues of $.5 million in the current period, while sales of 1,478 acres generated $4.6 million in the prior-year period. Sales of pine sawtimber increased $3.3 million as a result of a 77,529 ton increase in harvest levels to 256,173 tons and an increase in the sales price from $41 per ton to $42. Operating income was $7.2 million in the first quarter of 2002, a decrease of $.7 million when compared to first quarter 2001 operating income of $7.9 million, resulting primarily from the decrease in net sales. The cost of fee timber harvested increased $.7 million as a result of higher harvest levels, but was more than offset by a reduction in other operating expenses.

     Mills operations' net sales for the first quarter of 2002 were $17.9 million compared to $10.6 million for 2001's first quarter. Finished lumber sales increased $6.5 million due to a 63 percent increase in sales volume to
49.2 million board feet ("MMBF"), as market conditions improved relative to a year ago. Average lumber sales price for the current quarter was $309 per MBF, eight percent higher than a year ago. An operating loss of $1.2 million was reported for the first quarter of 2002, which compares to a loss of $2.4 million for the 2001 period. The improvement of $1.2 million was due primarily to the increase in net sales combined with a $28 per MBF reduction in the manufacturing cost per MBF sold, including a $15 per MBF decrease in the cost of logs used in the Company's sawmills.

     The Real Estate segment recorded net sales of $2.6 million in 2002 compared to $3.1 million in 2001. Residential lot sales increased by two lots to 26 in the current quarter; however, the average sales price per lot decreased $18,300 to $60,000 due to the sales mix. Operating income decreased $.4 million, to $.2 million, due primarily to the change in sales mix.

     Corporate operating expense was $1.8 million in the first quarter of 2002, which compares to $1.5 million for the same quarter of 2001. The increase was primarily the result of higher general and administrative expenses. Equity in the loss of Del-Tin Fiber recorded by the Company was $2.4 million in 2002 compared to $2.5 million a year ago. (For additional information about Del-Tin Fiber's operations, refer to Note 5 to the consolidated financial statements.) Interest income, earned primarily from agricultural asset and timberland sales proceeds deposited with trustees, decreased $.6 million. Interest expense was $.5 million lower than 2001's first quarter due mainly to a $6 million reduction in long-term debt during the first three months of 2002. Income tax expense related to continuing operations for the current quarter was $.6 million, which compares to $.2 million for 2001's first quarter. The 2001 period benefited from recording deferred tax assets arising from state tax loss carryforwards.

     Included in the first quarter of 2001 was income from discontinued agriculture operations, net of income taxes, which totaled $8.2 million. The sale of approximately 18,400 acres of farmland was recorded at a pretax gain of $13.4 million. Income tax expense for discontinued operations was $5.3 million for the period.

Financial Condition

     Net cash provided by operating activities totaled $10.6 million during the first quarter of 2002 compared to $9.1 million a year ago. Changes in operating working capital, other than cash and cash equivalents, provided cash of $.3 million for the first three months of 2002 but required cash of $1.9 million for the corresponding period of 2001.

     Capital expenditures required cash of $4.1 million in the current quarter and $32.7 million in the prior year, of which $28.3 million was for the purchase of replacement timberland properties. Capital expenditures by segment consisted of the following.

                                                         Three Months
                                                         Ended March 31,
                                                   ---------------------------
  (Thousands of dollars)                             2002               2001
                                                   --------           --------
  Woodlands                                     $       931             29,663
  Mills                                                 741              1,273
  Real Estate                                         2,383              1,754
  Corporate                                              16                  9
                                                   --------           --------
      Capital expenditures requiring cash       $     4,071             32,699
                                                   ========           ========

     The net change in purchased stumpage inventory to be utilized in the Company's sawmill operations required cash of $.6 million in 2002 and $2.1 million in 2001. The Company advanced Del-Tin Fiber $2.7 million during the current quarter and $4 million during the corresponding quarter of 2001.

     During 2001, disposal of agricultural segment assets generated proceeds of $17.8 million, $1.5 million of which had previously been received as farmland sale contract deposits, that were deposited with a trustee as required for a tax-deferred exchange. These proceeds, combined with $7.7 million already held by a trustee from similar transactions recorded in prior periods were utilized to purchase designated replacement timberland properties and are included in capital expenditures of the Woodlands segment. Upon completion of one of the two reverse land exchanges in which Deltic was involved, $8 million previously advanced to the accommodating title holder required in such reverse exchanges was repaid to the Company.

     The Company borrowed $10.5 million and made repayments of debt of $6.8 million during the first quarter of 2001 compared to debt repayments of $6 million during the first quarter of the current year. During the prior year, purchases of treasury stock utilized $1 million and the decrease in bank overdraft was $1.4 million. Deltic paid dividends totaling $1.3 million in both 2002 and 2001, consisting of $.7 million for common stock and $.6 million for redeemable preferred stock. These net uses of funds during the first quarter of 2002 resulted in a $3.7 million decrease in the Company's cash and cash equivalents since December 31, 2001.

     During December 2000, the Company's Board of Directors authorized a stock repurchase program of up to $10 million of its common stock. Under this program, the Company can purchase shares through the open market and privately negotiated transactions at prices deemed appropriate by Deltic's management. As of March 31, 2002, the Company had expended $1 million under this program, with the purchase of 48,500 shares at an average cost of $21.15 per share during the first quarter of 2001.

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

     On April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company's investment in Del-Tin Fiber.

     Redemption of the Company's currently outstanding redeemable preferred stock is mandatory on December 31, 2002, at a price of $30 million. Deltic's management currently anticipates utilizing amounts available under its revolving credit facility to fulfill this obligation.

     Deltic's management believes that cash provided from its operations and the remaining amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company's continued timberland acquisition and stock repurchase programs, additional advances to Del-Tin Fiber, preferred stock redemption, and capital expenditures, for the foreseeable future.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company's market risk has not changed significantly from that set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk", in Item 7A of Part II of its 2001 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

     From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.


Item 2.    Changes in Securities and Use of Proceeds

           None.


Item 3.    Defaults Upon Senior Securities

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

DELTIC TIMBER CORPORATION



By:        /s/Ron L. Pearce                      Date:       May 10, 2002
   -----------------------------------------          -------------------------
            Ron L. Pearce, President
        (Principal Executive Officer)



            /s/Clefton D. Vaughan                Date:       May 10, 2002
--------------------------------------------          -------------------------
   Clefton D. Vaughan, Vice President,
           Finance and Administration
           (Principal Financial Officer)



            /s/Emily R. Evers                    Date:       May 10, 2002
--------------------------------------------          -------------------------
        Emily R. Evers, Controller
     (Principal Accounting Officer)