Form 10-Q
period 2002-06-30
DELTIC TIMBER CORP
filed 2002-08-13
CIK 1022469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12147

DELTIC TIMBER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	71-0795870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 East Elm Street, P. O. Box 7200, El Dorado, Arkansas	71731-7200
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (870) 881-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par Value	New York Stock Exchange, Inc.

Series A Participating Cumulative Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐.

Number of shares of Common Stock, $.01 Par Value, outstanding at July 31, 2002, was 11,947,504.

TABLE OF CONTENTS—SECOND QUARTER 2002 FORM 10-Q REPORT

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of dollars)

	June 30, 2002	Dec. 31, 2001
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,375	6,122
Trade accounts receivable—net	5,840	4,319
Other receivables	3,011	2,938
Inventories	5,155	5,565
Prepaid expenses and other current assets	1,850	1,428

Total current assets	17,231	20,372

Investment in real estate held for development and sale	39,621	36,698
Investment in Del-Tin Fiber	12,628	11,600
Other investments and noncurrent receivables	763	2,907
Timber and timberlands—net	207,857	211,754
Property, plant, and equipment—net	40,389	41,774
Deferred charges and other assets	2,411	3,275

Total assets	$320,900	328,380

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$70	74
Notes payable	500	—
Trade accounts payable	3,051	3,524
Accrued taxes other than income taxes	1,698	1,190
Deferred revenues and other accrued liabilities	3,024	2,569

Total current liabilities	8,343	7,357

Long-term debt	75,152	84,190
Deferred tax liabilities—net	20,234	19,669
Other noncurrent liabilities	6,545	6,365
Redeemable preferred stock	30,000	30,000
Stockholders’ equity
Preferred stock	—	—
Common stock	128	128
Capital in excess of par value	69,038	68,766
Retained earnings	131,224	133,034
Unamortized restricted stock awards	(191)	(264)
Treasury stock	(19,573)	(20,865)

Total stockholders’ equity	180,626	180,799

Total liabilities and stockholders’ equity	$320,900	328,380

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$28,106	27,800	55,201	50,294

Costs and expenses
Cost of sales	17,726	17,090	32,773	28,865
Depreciation, amortization, and cost of fee timber harvested	4,238	4,414	9,502	8,879
General and administrative expenses	2,118	2,917	4,165	4,565

Total costs and expenses	24,082	24,421	46,440	42,309

Operating income	4,024	3,379	8,761	7,985

Equity in loss of Del-Tin Fiber	(2,933)	(2,518)	(5,326)	(5,007)
Interest income	27	289	63	907
Interest and other debt expense	(1,098)	(1,472)	(2,246)	(3,067)
Other income/(expense)	97	151	241	224

Income/(loss) from continuing operations before income taxes	117	(171)	1,493	1,042

Income taxes	(127)	53	(682)	(185)

Income/(loss) from continuing operations	(10)	(118)	811	857

Discontinued operations, net	—	119	—	8,331

Net income/(loss)	$(10)	1	811	9,188

Earnings per common share
Basic
Continuing operations	$(.05)	(.06)	(.03)	(.02)
Discontinued operations	—	.01	—	.70

Net income/(loss)	$(.05)	(.05)	(.03)	.68

Assuming dilution
Continuing operations	$(.05)	(.06)	(.03)	(.02)
Discontinued operations	—	.01	—	.70

Net income/(loss)	$(.05)	(.05)	(.03)	.68

Dividends declared per common share	$.0625	.0625	.1250	.1250

Average common shares outstanding (thousands)	11,923	11,887	11,910	11,905

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30,
(Thousands of dollars)

	2002	2001
Operating activities
Net income	$811	9,188
Adjustments to reconcile net income to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	9,502	8,879
Deferred income taxes	565	6,739
Gain from disposal of agriculture segment assets	—	(14,454)
Real estate costs recovered upon sale	2,122	1,922
Timberland costs recovered upon sale	217	465
Equity in loss of Del-Tin Fiber	5,326	5,007
Net increase/(decrease) in provisions for pension and other postretirement benefits	689	485
(Increase)/decrease in operating working capital other than cash and cash equivalents	(1,113)	(2,581)
Other—net	686	922

Net cash provided/(required) by operating activities, including discontinued operations	18,805	16,572

Investing activities
Capital expenditures requiring cash	(9,344)	(48,222)
Net change in purchased stumpage inventory	(570)	871
Advances to Del-Tin Fiber	(6,269)	(7,781)
Proceeds from disposal of agriculture segment assets	—	18,079
Increase/(decrease) in farmland sale contract deposits	—	(1,455)
(Increase)/decrease in funds held by trustee	2,139	16,317
Receipts of/(additions to) noncurrent receivables	—	17,691
Other—net	431	366

Net cash provided/(required) by investing activities, including discontinued operations	(13,613)	(4,134)

Financing activities
Proceeds from borrowings	500	10,533
Repayments of notes payable and long-term debt	(9,042)	(18,791)
Treasury stock purchases	—	(1,026)
Increase/(decrease) in bank overdraft	—	(1,384)
Preferred stock dividends paid	(1,131)	(1,131)
Common stock dividends paid	(1,490)	(1,489)
Proceeds from stock option exercises	1,111	—
Other—net	113	(520)

Net cash provided/(required) by financing activities, including discontinued operations	(9,939)	(13,808)

Net increase/(decrease) in cash and cash equivalents	(4,747)	(1,370)

Cash and cash equivalents at January 1	6,122	2,712

Cash and cash equivalents at June 30	$1,375	1,342

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
Six Months Ended June 30,
(Thousands of dollars)

	2002	2001
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, 600,000 shares issued as redeemable preferred stock	$—	—

Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2002 and 2001	128	128

Capital in excess of par value
Balance at beginning of year	68,766	68,757
Exercise of stock options	159	—
Tax benefits on stock options	113	—

Balance at end of period	69,038	68,757

Retained earnings
Balance at beginning of year	133,034	128,290
Net income	811	9,188
Preferred stock dividends accrued	(1,131)	(1,131)
Common stock dividends declared	(1,490)	(1,489)

Balance at end of period	131,224	134,858

Unamortized restricted stock awards
Balance at beginning of year	(264)	(472)
Stock awards	—	—
Amortization to expense	73	105

Balance at end of period	(191)	(367)

Treasury stock
Balance at beginning of year—925,725 and 878,556 shares, respectively	(20,865)	(19,869)
Shares purchased—48,500 shares in 2001	—	(1,026)
Shares issued for incentive plans—57,325 shares in 2002	1,292	—

Balance at end of period—868,400 and 927,056 shares, respectively	(19,573)	(20,895)

Total stockholders’ equity	$180,626	182,481

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited, except for December 31, 2001)

Note 1—Interim Financial Statements

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

The financial statements in Deltic’s 2001 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior period amounts have been reclassified to conform with 2002 presentation format.

Note 2—Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Thousands, except per share amounts)
Income from continuing operations	$(10)	(118)	811	857
Discontinued operations, net	—	119	—	8,331
Less preferred dividends	(566)	(565)	(1,131)	(1,131)

Income available to common shareholders	(576)	(564)	(320)	8,057

Weighted average number of common shares used in basic EPS	11,923	11,887	11,910	11,905
Effect of dilutive stock options*	—	—	—	—

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	11,923	11,887	11,910	11,905

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited, except for December 31, 2001)

Note 2—Earnings per Common Share (cont.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Thousands, except per share amounts)
Earnings per common share
Basic
Continuing operations	$(.05)	(.06)	(.03)	(.02)
Discontinued operations	—	.01	—	.70

Net income/(loss)	$(.05)	(.05)	(.03)	.68

Assuming dilution
Continuing operations	$(.05)	(.06)	(.03)	(.02)
Discontinued operations	—	.01	—	.70

Net income/(loss)	$(.05)	(.05)	(.03)	.68

*
Additional potential common shares from stock options outstanding for the second quarter and first six months of 2002 and 2001 amounting to 58,000 and 53,000 shares and 18,000 and 14,000 shares, respectively, are excluded from the calculation of diluted earnings per share since they would result in antidilution due to the loss from continuing operations.

Note 3—Inventories

Inventories at the balance sheet dates consisted of the following:

	June 30, 2002	Dec. 31, 2001
	(Thousands of dollars)
Logs	$1,431	1,246
Lumber	3,400	3,859
Materials and supplies	324	460

	$5,155	5,565

Note 4—Investment in Del-Tin Fiber

The Company owns 50 percent of the membership interest of Del-Tin Fiber. The Company’s investment in Del-Tin Fiber is carried at cost, adjusted for the Company’s proportionate share of undistributed earnings or losses.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited, except for December 31, 2001)

Note 4—Investment in Del-Tin Fiber (cont.)

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the periods ended June 30 consisted of the following:

	June 30, 2002	Dec. 31, 2001
	(Thousands of dollars)
Condensed Balance Sheet Information
Current assets	$5,777	5,218
Debt service reserve funds	3,573	3,543
Bond sinking funds	9,775	6,072
Property, plant, and equipment—net	99,564	100,907
Other noncurrent assets	859	982

Total assets	$119,548	116,722

Current liabilities	$5,004	4,419
Long-term debt	89,000	89,000
Other noncurrent liabilities	1	6
Members’ capital/(deficit)	25,543	23,657
Accumulated other comprehensive income	—	(360)

Total liabilities and members’ capital/(deficit)	$119,548	116,722

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Thousands of dollars)
Condensed Income Statement Information
Net sales	$6,346	591	14,171	2,605

Costs and expenses
Cost of sales	9,568	3,237	19,537	8,086
Depreciation	839	322	1,814	842
General and administrative expenses	364	177	800	394

Total costs and expenses	10,771	3,736	22,151	9,322

Operating income/(loss)	(4,425)	(3,145)	(7,980)	(6,717)
Interest income	32	54	62	98
Interest and other debt expense	(1,022)	(1,478)	(2,282)	(2,927)

Gain/(loss) on disposal of assets	(451)	(468)	(451)	(468)

Net income/(loss)	(5,866)	(5,037)	(10,651)	(10,014)
Other comprehensive income	—	—	360	—

Comprehensive income/(loss)	$(5,866)	(5,037)	(10,291)	(10,014)

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited, except for December 31, 2001)

Note 4—Investment in Del-Tin Fiber (cont.)

The Del-Tin facility was shut down from late January to early June 2001 to modify its heat energy system. Direct operating costs during the shutdown period were expensed as incurred and are included in Cost of Sales. Deltic Timber Corporation has retained a financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber with all options being considered.

Note 5—Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

	June 30, 2002	Dec. 31, 2001
	(Thousands of dollars)
Purchased stumpage inventory	$6,236	5,665
Timberlands	76,565	76,468
Fee timber	181,003	179,424
Logging facilities	1,701	1,692

	265,505	263,249
Less accumulated costs of fee timber harvested and facilities depreciation	(57,648)	(51,495)

	$207,857	211,754

Note 6—Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

	June 30, 2002	Dec. 31, 2001
	(Thousands of dollars)
Land	$125	125
Land improvements	3,970	3,265
Buildings and structures	4,611	4,469
Machinery and equipment	74,595	74,168

	83,301	82,027
Less accumulated depreciation	(42,912)	(40,253)

	$40,389	41,774

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited, except for December 31, 2001)

Note 7—Supplemental Cash Flow Disclosures

Income taxes paid, net of refunds, were $30,000 in the 2002 period, while a net income tax refund of $2,007,000 was received in the 2001 period. Interest paid, net of amounts capitalized, was $2,081,000 and $3,072,000 in the first six months of 2002 and 2001, respectively.

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for the six months ended June 30 consisted of the following:

	2002	2001
	(Thousands of dollars)
Trade accounts receivable	$(1,521)	(2,302)
Other receivables	(70)	(473)
Inventories	409	336
Prepaid expenses and other current assets	(421)	(545)
Trade accounts payable	(473)	(621)
Deferred revenues and other accrued liabilities	963	1,024

	$(1,113)	(2,581)

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited, except for December 31, 2001)

Note 8—Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Thousands of dollars)
Net sales
Woodlands	$9,479	9,663	21,612	22,472
Mills	18,862	18,143	36,736	28,693
Real Estate	4,188	3,261	6,755	6,404
Eliminations*	(4,423)	(3,267)	(9,902)	(7,275)

	$28,106	27,800	55,201	50,294

Income/(loss) from continuing operations before income tax
Operating income
Woodlands	$5,839	5,692	13,091	13,592
Mills	(251)	72	(1,455)	(2,304)
Real Estate	850	361	1,053	952
Corporate	(1,938)	(2,727)	(3,767)	(4,214)
Eliminations	(476)	(19)	(161)	(41)

Operating income	4,024	3,379	8,761	7,985
Equity in loss of Del-Tin Fiber	(2,933)	(2,518)	(5,326)	(5,007)
Interest income	27	289	63	907
Interest and other debt expense	(1,098)	(1,472)	(2,246)	(3,067)
Other income/(expense)	97	151	241	224

	$117	(171)	1,493	1,042

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$2,653	2,942	6,375	5,958
Mills	1,433	1,348	2,834	2,681
Real Estate	106	87	205	167
Corporate	46	37	88	73

	$4,238	4,414	9,502	8,879

Capital expenditures
Woodlands	$896	12,505	1,827	42,168
Mills	811	866	1,552	2,139
Real Estate	3,534	2,124	5,917	3,878
Corporate	32	28	48	37

	$5,273	15,523	9,344	48,222

*	Intersegment sales of timber from Woodlands to Mills

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

Results of operations for the second quarter of both 2002 and 2001 were break-even, a loss of $.05 a share after preferred dividends of $.6 million. Prior-year results included income from discontinued agricultural operations, net of income taxes, of $.1 million, $.01 a share. For the second quarter of 2002, income from continuing operations was break-even, a loss of $.05 a share, which compares to a loss of $.1 million, $.06 a share, a year ago. Net sales for the current quarter totaled $28.1 million, an increase of $.3 million when compared to the prior-year quarter. Operating income for the current reporting period was $4 million compared to $3.4 million for the corresponding quarter of 2001. Net cash provided by operating activities increased $.7 million, from $7.5 million in 2001 to $8.2 million for the 2002 period.

Operating income for the second quarter of 2002 increased $.6 million when compared to the second quarter of 2001. The Woodlands segment increased $.2 million due primarily to a reduction in the cost of fee timber harvested and an increase in sales of non-strategic and higher and better use timberland, partially offset by decreases in revenues from pine sawtimber, pine pulpwood, and hardwood sales. Mills segment operating results decreased $.4 million from the same period of 2001 as the average lumber sales price dropped six percent while the Company increased its sales volume by nine percent and lowered its lumber production cost per thousand board feet (“MBF”) by four percent. Operating income for the Real Estate segment operations improved $.6 million from a year ago because the average sales price of residential lots increased $33,900 per lot due to sales mix.

The Woodlands segment reported net sales of $9.5 million for the current quarter compared to $9.7 million a year ago. Sales of pine sawtimber decreased $.1 million due to a decrease in average sales price of $1 per ton to $41 while the harvest volume increased 881 tons to 200,324 tons. Sales of pine pulpwood and hardwood decreased $.1 million and $.2 million, respectively, due primarily to reduced harvest levels. Sales of 431 acres of timberland produced revenues of $.4 million in the current period, while sales of 54 acres generated $.2 million in the prior-year period. Current-period timberland sales acreage consisted primarily of non-strategic acreage, resulting in an average sales price of $852 per acre, while 2001 benefited from sales of acreage for higher and better use and averaged $3,855 per acre. Operating income was $5.9 million in 2002, an increase of $.2 million when compared to $5.7 million for the three months ended June 30, 2001, resulting primarily from a $.3 million reduction in the cost of fee timber harvested, partially offset by the decrease in net sales.

Mills operations’ net sales for the three months ended June 30, 2002, were $18.8 million compared to $18.1 million for the same period of 2001. Finished lumber sales increased $.5 million due to a nine percent increase in sales volume to 50.4 million board feet (“MMBF”), the result of improved mill efficiencies during 2002. Average lumber sales price for the current quarter was $319 per MBF, six percent lower than a year ago. As a result of the rise in production levels, sales of residual by-products of the manufacturing process increased by $.2 million. An operating loss of $.3 million was reported for the second quarter of 2002, which compares to an operating income of $.1 million for the 2001 period. The $.4 million decline in results was primarily due to a $19 reduction in sales realization per MBF, partially offset by a $12 per MBF decrease in manufacturing cost per MBF.

The Real Estate segment recorded net sales of $4.2 million in 2002 compared to $3.3 million in 2001. Residential lot sales decreased by one lot to 26 in the current quarter; however, the average sales price per lot increased $33,900 to $95,600 due to the mix of lot closings. Operating income increased $.6 million, to $.9 million, due primarily to the change in sales mix.

Corporate operating expense was $2 million in the second quarter of 2002, which compares to $2.7 million for the same quarter of 2001. The decrease was primarily due to lower general and administrative expenses, including a $1 million reduction in costs related to the Company’s incentive plans. Equity in the loss of Del-Tin Fiber recorded by the Company was $2.9 million in 2002 compared to $2.5 million a year ago. (For additional information about Del-Tin Fiber’s operating results, refer to Note 4 to the consolidated financial statements.) Interest income decreased $.2 million as the prior-year period benefited from interest earned on agricultural asset and timberland sales proceeds deposited with trustees. Interest expense was $.4 million lower than in the 2001 period due mainly to a $9 million reduction in long-term debt during the first six months of 2002. Income tax expense relating to continuing operations for the current quarter was $.1 million due to state income tax expense at the subsidiary level, which compares to a benefit of $.1 million for 2001’s second quarter.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

For the first six months of 2002, net income totaled $.8 million, a loss of $.03 a share, compared to net income for the six months ended June 30, 2001, of $9.2 million, $.68 a share, including income from discontinued operations of $8.3 million, $.70 a share. For the first half of 2002, income from continuing operations was $.8 million, a loss of $.03 a share, which compares to $.9 million, a loss of $.02 a share, in the corresponding period in 2001. Operating income for the first half of 2002 was $8.7 million, an increase of $.7 million from 2001. The Company’s Woodlands segment decreased $.5 million as a result of a drop in margin realized from the timberland sales and an increase in the cost of fee timber harvested, partially offset by a 21 percent increase in the pine sawtimber harvest level. The Mills segment improved $.8 million due primarily to a five percent decrease in the manufacturing cost per MBF of lumber. Real Estate operations increased $.2 million, and Corporate operating expense dropped $.4 million.

The Woodlands segment produced net sales of $21.6 million during the six months ended June 30, 2002, a decrease of $.9 million when compared to $22.5 million during 2001. Pine sawtimber sales increased $3.2 million as a result of a 21 percent increase in sales volume to 456,497 tons, partially offset by a $1 per ton drop in the average sales price received for pine sawtimber to $41 per ton. Net sales generated from the sale of non-strategic or higher and better use timberland decreased by $4 million to $.8 million during the 2002 period. Operating income was $13.1 million for the first half of 2002, compared to $13.6 million in 2001. This decrease was due mainly to the reduction in net sales combined with a $.4 million increase in the cost of fee timber harvested resulting from the increase in harvest levels. These unfavorable variances were partially offset by a $.5 million decrease in costs associated with the reduced timberland sales and a $.3 million reduction in timber replanting expense as a result of 2001 having higher-than-normal expense due to extreme heat and drought conditions experienced in the Company’s operating area during the summer of 2000.

Mills operations recorded net sales of $36.7 million for the first six months of 2002 compared to $28.7 million for the corresponding period of 2001. The 28 percent increase was due primarily to a $7 million increase in sales of finished lumber resulting from a 30 percent rise in sales volume to 99.6 MMBF since the Company improved its mill operations during 2002 and made temporary reductions in lumber production during the 2001 period due to market conditions, partially offset by a $4 decrease in average sales price per MBF sold to $314. As a result of the increase in production levels, sales of residual by-products of the manufacturing process rose by $.8 million. A loss from operations of $1.5 million in 2002 compares to 2001’s loss of $2.3 million. The improvement of $.8 million was due primarily to a $17 per MBF reduction in lumber manufacturing expenses, including a $9 per MBF drop in raw material cost for logs used in the Company’s sawmills, partially offset by the $4 reduction in average sales realization per MBF sold.

Real Estate operations reported net sales of $6.8 million during the first half of 2002 compared to $6.4 million during 2001. Residential lot sales totaled 52 lots, an increase of one lot from the 2001 period, while the average sales price of $77,800 increased $8,300 per lot due to the mix of lots sold. The 2001 period benefited from an intercompany sales commission received related to timberland sales near the Company’s Chenal Valley development. Operating income of $1.1 million in 2002 increased $.2 million from a year ago as the result of the increase in net sales, partially offset by increased sales commission expense.

Corporate operating expense was $3.8 million for the first six months of 2002 compared to $4.2 million for the same period in 2001. The decrease of $.4 million was due to lower general and administrative expenses related mainly to reduced costs for the Company’s incentive plans. Equity in loss of Del-Tin Fiber recorded by the Company was $5.3 million in the current year, which compares to $5 million a year ago. Interest income decreased $.8 million as 2001 benefited from interest earned from agricultural asset and timberland sales proceeds deposited with trustees, while interest expense was $.9 million lower due to decreased average borrowings for the first half of 2002. Income tax expense related to continuing operations increased $.6 million, to $.7 million for the current year, due to slightly higher pretax income and to 2001 benefiting from recording deferred tax assets arising from state tax loss carryforwards.

Included in the first half of 2001 was income from discontinued agriculture operations, net of income taxes, which totaled $8.3 million. The sale of approximately 18,400 acres of farmland was recorded at a pretax gain of $13.4 million. Income tax expense for discontinued operations was $5.3 million for the period.

Financial Condition

For the first six months of 2002, net cash provided by operating activities totaled $18.8 million compared to $16.6 million for the same period in 2001. Changes in operating working capital, other than cash and cash equivalents, required cash of $1.1 million for the first half of 2002 and $2.6 million for the same period of 2001.

Capital expenditures required cash of $9.3 million in the current-year period and $48.2 million a year ago, of which $38.3 million was for the purchase of replacement timberland properties. Capital expenditures by segment consisted of the following:

	Six Months Ended June 30,
	2002	2001
	(Thousands of dollars)
Woodlands	$1,827	42,168
Mills	1,552	2,139
Real Estate	5,917	3,878
Corporate	48	37

Capital expenditures requiring cash	$9,344	48,222

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations required cash of $.6 million in 2002, but provided cash of $.9 million in 2001. The Company advanced Del-Tin Fiber $6.3 million during the current period and $7.8 million during the corresponding period of 2001.

During 2001, disposal of agriculture segment assets generated proceeds of $18.1 million, $1.5 million of which had previously been received as farmland sale contract deposits, that were deposited with a trustee as required for a tax-deferred exchange. These proceeds, combined with $7.7 million already held by a trustee from similar transactions recorded in prior periods, were utilized to purchase designated replacement timberland properties and are included in capital expenditures of the Woodlands segment. Upon completion of the two reverse land exchanges in which Deltic was involved, $17.7 million previously advanced to the accommodating title holders required in such exchange was repaid to the Company.

The Company borrowed $.5 million and made debt repayments of $9 million during the first half of 2002 compared to borrowings of $10.5 million and debt repayments, utilizing the funds received from reverse exchange accommodators, of $18.8 million during the first six months of 2001. During the prior year, purchases of treasury stock utilized $1 million and the decrease in bank overdraft was $1.4 million. Deltic paid dividends totaling $2.6 million in both 2002 and 2001, consisting of $1.5 million for common stock and $1.1 million for redeemable preferred stock. Proceeds from the exercise of stock options provided cash of $1.1 million during the current period, and fees paid in 2001 associated with the renewal of the Company’s revolving credit facility were $.5 million.

These net uses of funds during the first half of 2002 resulted in a $4.7 million decrease in the Company’s cash and cash equivalents since December 31, 2001.

During December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of its common stock. Under this program, the Company can purchase shares through the open market and privately negotiated transactions at prices deemed appropriate by Deltic’s management. As of June 30, 2002, the Company had expended $1 million under this program, with the purchase of 48,500 shares at an average cost of $21.15 per share during the first quarter of 2001.

The Company has agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom Del-Tin Fiber has obtained its $89 million credit facility. Under this agreement, Deltic and the other 50 percent owner of the joint venture have agreed to fund any deficiency in contributions to either Del-Tin Fiber’s required sinking fund or debt service reserve, up to a cumulative total of $17.5 million for each owner. In addition, each owner has committed to a production support agreement, under which each owner has agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service until the plant is able to successfully complete a minimum production test. In addition, both owners have agreed to fund any operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements.

On April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber.

Redemption of the Company’s currently outstanding redeemable preferred stock is mandatory on December 31, 2002, at a price of $30 million. Deltic’s management currently anticipates either utilizing amounts available under its revolving credit facility, borrowing long term, or a combination of both to fulfill this obligation.

Deltic’s management believes that cash provided from its operations and the remaining amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company’s continued timberland acquisition and stock repurchase programs, additional advances to Del-Tin Fiber, preferred stock redemption, and capital expenditures, for the foreseeable future.

Statements included herein that are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the federal securities laws. Such statements reflect the Company’s current expectations and involve risks and uncertainties. Actual results could differ materially from those included in such forward-looking statements. Factors that could cause such differences include, but are not limited to, the cyclical nature of the industry, changes in interest rates and general economic conditions, adverse weather, cost and availability of materials used to manufacture the Company’s products, and the risk factors described from time to time in the reports and disclosure documents filed by the Company with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2001 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q. There have been no changes in these identified critical policies, nor have there been any initially adopted accounting policies having a material impact on reported financial results.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk”, in Item 7A of Part II of its 2001 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Deltic Timber Corporation (“Deltic” or “the Company”) was held on April 25, 2002. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, its Board of Directors consists of three classes who hold office for staggered terms of three years. Set forth below is a listing of the directors elected at the April 25, 2002 annual meeting, the results of such election and the names of directors whose term of office continued after the meeting.

Director	Votes for	Votes Withheld
O. H. Darling, Jr.	10,344,211	642,067
Christoph Keller, III	10,258,691	727,587
R. Madison Murphy	10,259,432	726,846
Alex R. Lieblong	(Term expires in 2003)
Robert C. Nolan	(Term expires in 2003)
Ron L. Pearce	(Term expires in 2003)
R. Hunter Pierson, Jr.	(Term expires in 2004)
J. Thurston Roach	(Term expires in 2004)
John C. Shealy	(Term expires in 2004)

In addition to the election of three Class III directors at the April 25, 2002 annual meeting, the Company’s 2002 Stock Incentive Plan (“2002 SIP”) was submitted for approval by the Company’s stockholders, as well as a request to ratify the prior appointment of KPMG LLP by the Board of Directors as Deltic’s independent auditors for 2002. The Company’s stockholders voted to approve the 2002 SIP with 7,369,105 shares voted in favor and 2,794,770 shares voted against or withheld. Stockholders ratified the appointment of KPMG LLP by a vote of 10,919,557 shares in favor and 66,720 shares against or withheld.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ RON L. PEARCE	Date:	August 13, 2002
Ron L. Pearce, President (Principal Executive Officer)

/s/ CLEFTON D. VAUGHAN		Date:	August 13, 2002
Clefton D. Vaughan, Vice President, Finance and Administration (Principal Financial Officer)

/s/ EMILY R. EVERS		Date:	August 13, 2002
Emily R. Evers, Controller (Principal Accounting Officer)