Form 10-Q
period 2002-09-30
DELTIC TIMBER CORP
filed 2002-11-12
CIK 1022469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(870) 881-9400
Registrant’s telephone number, including area code:

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

Number of shares of Common Stock, $.01 Par Value, outstanding at October 31, 2002, was 11,915,704.

TABLE OF CONTENTS—THIRD QUARTER 2002 FORM 10-Q REPORT

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of dollars)

	Sept. 30, 2002	Dec. 31, 2001
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,012	6,122
Trade accounts receivable—net	6,014	4,319
Other receivables	2,267	2,938
Inventories	5,692	5,565
Prepaid expenses and other current assets	1,967	1,428

Total current assets	17,952	20,372

Investment in real estate held for development and sale	42,047	36,698
Investment in Del-Tin Fiber	14,527	11,600
Other investments and noncurrent receivables	568	2,907
Timber and timberlands—net	206,350	211,754
Property, plant, and equipment—net	39,965	41,774
Deferred charges and other assets	2,677	3,275

Total assets	$324,086	328,380

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$70	74
Trade accounts payable	3,938	3,524
Accrued taxes other than income taxes	1,076	1,190
Bank overdraft	952	—
Deferred revenues and other accrued liabilities	4,113	2,569

Total current liabilities	10,149	7,357

Long-term debt	80,136	84,190
Deferred tax liabilities—net	19,280	19,669
Other noncurrent liabilities	6,831	6,365
Redeemable preferred stock	30,000	30,000
Stockholders’ equity
Preferred stock	—	—
Common stock	128	128
Capital in excess of par value	69,075	68,766
Retained earnings	128,922	133,034
Unamortized restricted stock awards	(162)	(264)
Treasury stock	(20,273)	(20,865)

Total stockholders’ equity	177,690	180,799

Total liabilities and stockholders’ equity	$324,086	328,380

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$25,565	25,440	80,766	75,734

Costs and expenses
Cost of sales	19,154	18,742	51,927	47,607
Depreciation, amortization, and cost of fee timber harvested	2,910	3,308	12,412	12,187
General and administrative expenses	1,832	802	5,997	5,367

Total costs and expenses	23,896	22,852	70,336	65,161

Operating income	1,669	2,588	10,430	10,573

Equity in loss of Del-Tin Fiber	(1,827)	(1,647)	(7,153)	(6,654)
Interest income	117	11	180	918
Interest and other debt expense	(1,110)	(1,372)	(3,356)	(4,439)
Other income/(expense)	101	104	342	328

Income/(loss) from continuing operations before income taxes	(1,050)	(316)	443	726

Income taxes	58	202	(624)	17

Income/(loss) from continuing operations	(992)	(114)	(181)	743

Discontinued operations, net	—	51	—	8,382

Net income/(loss)	$(992)	(63)	(181)	9,125

Earnings per common share
Basic
Continuing operations	$(.13)	(.06)	(.16)	(.08)
Discontinued operations	—	.01	—	.70

Net income/(loss)	$(.13)	(.05)	(.16)	.62

Assuming dilution
Continuing operations	$(.13)	(.06)	(.16)	(.08)
Discontinued operations	—	.01	—	.70

Net income/(loss)	$(.13)	(.05)	(.16)	.62

Dividends declared per common share	$.0625	.0625	.1875	.1875

Average common shares outstanding (thousands)	11,941	11,887	11,921	11,899

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30,
(Thousands of dollars)

	2002	2001
Operating activities
Net income/(loss)	$(181)	9,125
Adjustments to reconcile net income/(loss) to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	12,412	12,187
Deferred income taxes	(390)	5,997
Gain from disposal of agriculture segment assets	—	(14,454)
Real estate costs recovered upon sale	3,119	3,622
Timberland costs recovered upon sale	534	566
Equity in loss of Del-Tin Fiber	7,154	6,654
Net increase/(decrease) in provisions for pension and other postretirement benefits	1,020	653
(Increase)/decrease in operating working capital other than cash and cash equivalents	716	(18)
Other—net	538	979

Net cash provided/(required) by operating activities, including discontinued operations	24,922	25,311

Investing activities
Capital expenditures requiring cash	(15,816)	(55,286)
Net change in purchased stumpage inventory	969	2,786
Advances to Del-Tin Fiber	(9,953)	(11,846)
Proceeds from disposal of agriculture segment assets	—	18,079
Increase/(decrease) in farmland sale contract deposits	—	(1,455)
(Increase)/decrease in funds held by trustee	1,730	16,317
Receipts of/(additions to) noncurrent receivables	—	17,699
Other—net	662	822

Net cash provided/(required) by investing activities, including discontinued operations	(22,408)	(12,884)

Financing activities
Proceeds from borrowings	7,500	10,533
Repayments of notes payable and long-term debt	(11,558)	(18,799)
Treasury stock purchases	(746)	(1,026)
Increase/(decrease) in bank overdraft	953	(575)
Preferred stock dividends paid	(1,697)	(1,697)
Common stock dividends paid	(2,237)	(2,233)
Proceeds from stock option exercises	1,161	—
Other—net	—	(509)

Net cash provided/(required) by financing activities, including discontinued operations	(6,624)	(14,306)

Net increase/(decrease) in cash and cash equivalents	(4,110)	(1,879)
Cash and cash equivalents at January 1	6,122	2,712

Cash and cash equivalents at September 30	$2,012	833

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)
Nine Months Ended September 30,
(Thousands of dollars)

	2002	2001
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, 600,000 shares issued as redeemable preferred stock	$—	—

Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2002 and 2001	128	128

Capital in excess of par value
Balance at beginning of year	68,766	68,757
Exercise of stock options	165	9
Tax benefits on stock options	144	—

Balance at end of period	69,075	68,766

Retained earnings
Balance at beginning of year	133,034	128,290
Net income/(loss)	(181)	9,125
Preferred stock dividends accrued	(1,697)	(1,697)
Common stock dividends declared	(2,234)	(2,232)

Balance at end of period	128,922	133,486

Unamortized restricted stock awards
Balance at beginning of year	(264)	(472)
Stock awards	—	—
Amortization to expense	102	156

Balance at end of period	(162)	(316)

Treasury stock
Balance at beginning of year—925,725 and 878,556 shares, respectively	(20,865)	(19,869)
Shares purchased—31,800 shares in 2002 and 48,500 shares in 2001	(746)	(1,026)
Shares issued for incentive plans—59,350 shares in 2002 and 1,331 shares in 2001	1,338	30

Balance at end of period—898,175 and 925,725 shares, respectively	(20,273)	(20,865)

Total stockholders’ equity	$177,690	181,199

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited, except for December 31, 2001)

Note 1—Interim Financial Statements

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company‘s financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

The financial statements in Deltic‘s 2001 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior period amounts have been reclassified to conform with 2002 presentation format.

Note 2—Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Thousands, except per share amounts)
Income/(loss) from continuing operations	$(992)	(114)	(181)	743
Discontinued operations, net	—	51	—	8,382
Less preferred dividends	(566)	(566)	(1,697)	(1,697)

Income/(loss) available to common shareholders	$(1,558)	(629)	(1,878)	7,428

Weighted average number of common shares used in basic EPS	11,941	11,887	11,921	11,899
Effect of dilutive stock options*	—	—	—	—

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	11,941	11,887	11,921	11,899

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited, except for December 31, 2001)

Note 2—Earnings per Common Share (cont.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Thousands, except per share amounts)
Earnings per common share
Basic
Continuing operations	$(.13)	(.06)	(.16)	(.08)
Discontinued operations	—	.01	—	.70

Net income/(loss)	$(.13)	(.05)	(.16)	.62

Assuming dilution
Continuing operations	$(.13)	(.06)	(.16)	(.08)
Discontinued operations	—	.01	—	.70

Net income/(loss)	$(.13)	(.05)	(.16)	.62

*
Additional potential common shares from stock options outstanding for the third quarter and first nine months of 2002 and 2001 amounting to 30,000 and 45,000 shares and 54,000 and 28,000 shares, respectively, are excluded from the calculation of diluted earnings per share since they would result in antidilution due to the loss from continuing operations.

Note 3—Inventories

Inventories at the balance sheet dates consisted of the following:

	Sept. 30, 2002	Dec. 31, 2001
	(Thousands of dollars)
Logs	$1,492	1,246
Lumber	3,737	3,859
Materials and supplies	463	460

	$5,692	5,565

Note 4—Investment in Del-Tin Fiber

The Company owns 50 percent of the membership interest of Del-Tin Fiber. The Company’s investment in Del-Tin Fiber is carried at cost, adjusted for the Company’s proportionate share of undistributed earnings or losses.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited, except for December 31, 2001)

Note 4—Investment in Del-Tin Fiber (cont.)

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the periods ended September 30 consisted of the following:

	Sept. 30, 2002	Dec. 31, 2001
	(Thousands of dollars)
Condensed Balance Sheet Information
Current assets	$7,296	5,218
Debt service reserve funds	3,472	3,543
Bond sinking funds	11,751	6,072
Property, plant, and equipment—net	98,505	100,907
Other noncurrent assets	798	982

Total assets	$121,822	116,722

Current liabilities	$3,562	4,419
Long-term debt	89,000	89,000
Other noncurrent liabilities	5	6
Members’ capital/(deficit)	29,255	23,657
Accumulated other comprehensive income	—	(360)

Total liabilities and members’ capital/(deficit)	$121,822	116,722

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Thousands of dollars)
Condensed Income Statement Information
Net sales	$9,221	8,092	23,392	10,697

Costs and expenses
Cost of sales	10,251	8,846	29,788	16,932
Depreciation	1,102	790	2,916	1,632
General and administrative expenses	410	415	1,210	809

Total costs and expenses	11,763	10,051	33,914	19,373

Operating income/(loss)	(2,542)	(1,959)	(10,522)	(8,676)
Interest income	43	47	105	145
Interest and other debt expense	(928)	(1,382)	(3,210)	(4,309)
Gain/(loss) on disposal of assets	(228)	—	(679)	(468)

Net income/(loss)	(3,655)	(3,294)	(14,306)	(13,308)
Other comprehensive income	—	—	360	—

Comprehensive income/(loss)	$(3,655)	(3,294)	(13,946)	(13,308)

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
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

Note 5—Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

	Sept. 30, 2002	Dec. 31, 2001
	(Thousands of dollars )
Purchased stumpage inventory	$4,696	5,665
Timberlands	76,637	76,468
Fee timber	182,004	179,424
Logging facilities	1,714	1,692

	265,051	263,249

Less accumulated costs of fee timber harvested and facilities depreciation	(58,701)	(51,495)

	$206,350	211,754

Note 6—Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

	Sept. 30, 2002	Dec. 31, 2001
	(Thousands of dollars)
Land	$125	125
Land improvements	4,029	3,265
Buildings and structures	4,626	4,469
Machinery and equipment	75,749	74,168

	84,529	82,027
Less accumulated depreciation	(44,564)	(40,253)

	$39,965	41,774

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited, except for December 31, 2001)

Note 7—Supplemental Cash Flow Disclosures

Income taxes paid, net of refunds, were $47,000 in the 2002 period, while a net income tax refund of $2,043,000 was received in the 2001 period. Interest paid, net of amounts capitalized, was $2,452,000 and $3,620,000 in the first nine months of 2002 and 2001, respectively.

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for the nine months ended September 30 consisted of the following:

	2002	2001
	(Thousands of dollars)
Trade accounts receivable—net	$(1,695)	(917)
Other receivables	1,424	(1,111)
Inventories	(128)	(387)
Prepaid expenses and other current assets	(540)	(824)
Trade accounts payable	415	1,484
Deferred revenues and other accrued liabilities	1,240	1,737

	$716	(18)

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited, except for December 31, 2001)

Note 8—Business Segments

Information about the Company=s business segments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Thousands of dollars)
Net sales
Woodlands	$8,624	7,290	30,236	29,762
Mills	18,343	15,320	55,079	44,013
Real Estate	3,018	5,798	9,773	12,202
Eliminations*	(4,420)	(2,968)	(14,322)	(10,243)

	$25,565	25,440	80,766	75,734

Income/(loss) from continuing operations before income tax
Operating income
Woodlands	$5,051	3,101	18,142	16,693
Mills	(1,600)	(1,664)	(3,055)	(3,968)
Real Estate	25	2,010	1,078	2,962
Corporate	(1,631)	(629)	(5,398)	(4,843)
Eliminations	(176)	(230)	(337)	(271)

Operating income	1,669	2,588	10,430	10,573
Equity in loss of Del-Tin Fiber	(1,827)	(1,647)	(7,153)	(6,654)
Interest income	117	11	180	918
Interest and other debt expense	(1,110)	(1,372)	(3,356)	(4,439)
Other income/(expense)	101	104	342	328

	$(1,050)	(316)	443	726

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,249	1,795	7,624	7,753
Mills	1,504	1,378	4,338	4,059
Real Estate	121	99	326	266
Corporate	36	36	124	109

	$2,910	3,308	12,412	12,187

Capital expenditures
Woodlands	1,620	1,461	3,447	43,629
Mills	859	1,570	2,411	3,709
Real Estate	3,972	4,190	9,889	8,068
Corporate	21	19	69	56

	$6,472	7,240	15,816	55,462

*Intersegment sales of timber from Woodlands to Mills

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

The results of operations for the third quarter of 2002 was a loss of $1 million, $.13 a share after preferred dividends, compared to a third quarter 2001 loss of $.1 million, $.05 a share. Prior-year results included income from discontinued agricultural operations, net of income taxes, of $.1 million, $.01 a share. A loss from continuing operations for the third quarter of 2002 of $1 million compared to a loss of $.2 million a year ago, losses of $.13 and $.06 per share, respectively, after preferred dividends. Net sales for the current quarter totaled $25.6 million, an increase of $.2 million when compared to the prior-year quarter. Operating income for the current reporting period was $1.7 million compared to $2.6 million for the corresponding quarter of 2001. Net cash provided by operating activities decreased $2.6 million, from $8.7 million in 2001 to $6.1 million for the 2002 period.

Operating income for the third quarter of 2002 decreased $.9 million when compared to the third quarter of 2001. The Woodlands segment increased $1.9 million due primarily to increases in sales of timberland and revenues from pine sawtimber combined with a reduction in the cost of fee timber harvested. Mills segment operating results improved $.1 million from the same period of 2001 as the Company increased its sales volume by 28 percent and lowered its lumber production cost per thousand board feet (“MBF”) by eight percent, while the average lumber sales price dropped seven percent. Operating income for Real Estate segment operations decreased $2.1 million from a year ago because of decreased commercial acreage, residential lot, and undeveloped acreage sales. Corporate operating expense was $1 million unfavorable due primarily to the prior-year period benefiting from lower-than-normal general and administrative expenses.

The Woodlands segment reported net sales of $8.6 million for the current quarter compared to $7.3 million a year ago. Sales of 1,198 acres of timberland produced revenues of $1.5 million in the current period, while sales of 321 acres generated $.5 million in the prior-year period. Sales of pine sawtimber increased $.6 million due to an increase in average sales price of $3 per ton to $42 while the harvest volume increased 4,432 tons to 143,592 tons. Sales of hardwood pulpwood decreased $.2 million due primarily to reduced harvest levels. Operating income was $5 million in 2002, an increase of $1.9 million when compared to $3.1 million for the three months ended September 30, 2001. The favorable variance resulted primarily from the increase in net sales combined with a $.6 million reduction in the cost of fee timber harvested due to a lower average cost per ton of timber harvested resulting from the harvest mix by company. (Refer to the description of critical accounting policies in the Management’s Discussion and Analysis section of the Company’s 2001 annual report on Form 10-K.)

Mills operation’s net sales for the three months ended September 30, 2002, were $18.4 million compared to $15.3 million for the same period of 2001. Finished lumber sales increased $2.5 million due mainly to a 28 percent increase in sales volume to 53 million board feet (“MMBF”) which was facilitated by increased production volume as a result of improved mill efficiencies during 2002, while the average lumber sales price dropped seven percent to $293 per MBF. As a result of the rise in lumber production levels, sales of residual by-products of the manufacturing process increased by $.3 million. An operating loss of $1.6 million was reported for the third quarter of 2002, which compares to a loss of $1.7 million for the 2001 period. The $.1 million improvement in results was primarily due to a $30 per MBF decrease in the manufacturing cost per MBF of lumber sold because of the improved mill efficiencies, partially offset by the $22 reduction in sales price per MBF.

The Real Estate segment recorded net sales of $3 million in 2002 compared to $5.7 million in 2001. The third quarter of 2001 benefited from a 12-acre commercial site sale for $144,700 per acre and from sales of 35 acres of undeveloped acreage which generated revenues of $.3 million. Residential lot sales decreased by 13 lots to 30 in the current quarter, and the average sales price per lot decreased $800 to $56,200 due to the mix of lot closings. Operating income decreased $2.1 million, to break-even results, due primarily to the reduction in net sales.

Corporate operating expense was $1.6 million in the third quarter of 2002, which compares to $.6 million for the same quarter of 2001. The increase was primarily due to higher general and administrative expenses. Included in the Corporate segment’s general and administrative expenses are the costs related to the Company’s stock incentive plan. Previously, certain stock option exercise procedures resulted in variable-plan accounting treatment for all options outstanding, which required adjustment of the cost of options granted for changes in the market value per share of the Company’s common stock. (During the third quarter of 2001, a 12 percent decrease in such stock price resulted in a net benefit for incentive plan expense of $.7 million.) These exercise provisions were amended during the fourth quarter of 2001, allowing Deltic to change to fixed-plan accounting treatment for all outstanding options, thus eliminating the previous volatility in periodic incentive plan expense.

Equity in the loss of Del-Tin Fiber recorded by the Company was $1.8 million in 2002 compared to $1.7 million a year ago. (For additional information about Del-Tin Fiber’s operating results, refer to Note 4 to the consolidated financial statements.) Interest income increased $.1 million as the current period benefited from interest earned in connection with an income tax refund resulting from the settlement by Murphy Oil Corporation, the Company’s former parent, of an audit related to years prior to Deltic’s 1996 spin-off. Interest expense was $.1 million lower than in the 2001 period due mainly to a $4.1 million reduction in long-term debt during the first nine months of 2002. Income tax benefit relating to the $1 million loss from continuing operations for the third quarter of 2002 was $.1 million. The income tax benefit was the result of recording adjustments to increase state income tax expense by $.6 million to reduce estimated income tax receivables, principally related to years prior to the Company’s 1996 spin-off from Murphy Oil Corporation, that were settled during this period, partially offset by the benefit of an adjustment to record the impact of an election to file consolidated state income tax returns for 2001 and 2002. Income taxes related to continuing operations for the 2001 period were also a benefit of $.1 million.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

For the first nine months of 2002, operating results were a loss of $.2 million, $.16 a share after preferred dividends, compared to net income for the nine months ended September 30, 2001, of $9.1 million, $.62 a share, including income from discontinued operations of $8.4 million, $.70 a share. For the 2002 period, the loss from continuing operations was $.2 million, $.16 a share after preferred dividends, which compares to income from continuing operations of $.7 million, a loss of $.08 a share, in the corresponding period of 2001. Operating income for the nine months ended September 30, 2002, was $10.4 million, a decrease of $.2 million from 2001. The Company’s Woodlands segment increased $1.4 million as a result of a 16 percent increase in the pine sawtimber harvest level, partially offset by a drop in margin realized from timberland sales. The Mills segment improved $.9 million due primarily to a six percent decrease in the manufacturing cost per MBF of lumber, partially offset by a three percent drop in average lumber sales price. Real Estate segment operations decreased $1.9 million, resulting mainly from the prior year benefiting from a commercial site sale. Corporate segment operating expense rose $.6 million.

The Woodlands segment produced net sales of $30.2 million during the nine months ended September 30, 2002, an increase of $.4 million when compared to $29.8 million during 2001. Pine sawtimber sales increased $3.7 million as a result of a 16 percent increase in sales volume to 600,089 tons combined with a $1 per ton rise in the average sales price received for pine sawtimber to $42 per ton.

Net sales generated from the sale of non-strategic or higher and better use timberland decreased by $3 million to $2.3 million during the 2002 period. Sales of hardwood pulpwood dropped $.3 million due to lower harvest volumes and a 29 percent decrease in average sales price per ton. Operating income was $18.1 million for the first nine months of 2002, compared to $16.7 million in 2001. This increase was due mainly to the increase in net sales combined with a $.3 million decrease in commission expense related totimberland acreage sale transactions and a $.3 million decrease in timber replanting expenses. (The higher-than-normal level of such replanting expenses incurred during the 2001 period resulted from the extreme heat and drought conditions experienced in the Company’s operating area during the summer of 2000.)

Mills operations recorded net sales of $55.1 million during the first nine months of 2002 compared to $44 million for the corresponding period of 2001. The 25 percent increase was due primarily to a $9.5 million increase in sales of finished lumber resulting from a 30 percent rise in sales volume to 152.6 MMBF since the Company improved its mill operation efficiencies during 2002 which has facilitated increased production volumes and made temporary reductions in lumber production during the early portion of the 2001 period due to market conditions, partially offset by a $10 decrease in average sales price per MBF sold to $307. As a result of the increase in production levels, sales of residual by-products of the lumber manufacturing process rose by $1.1 million. A loss from operations of $3.1 million in 2002 compared to 2001’s loss of $4 million. The improvement of $.9 million was due primarily to a $22 per MBF reduction in lumber manufacturing expenses, including a $7 per MBF drop in raw material cost for logs used in the Company’s sawmills, partially offset by the three percent reduction in average sales price per MBF sold.

Real Estate operations reported net sales of $9.8 million in 2002 compared to $12.1 million during 2001. Included in the first nine months of 2001 was a 12-acre commercial site sale for $144,700 per acre, while the 2002 period had no such commercial sales. There were no sales of undeveloped acreage in the current period, while 2001 included sales of 40 acres for $.3 million. Residential lot sales in 2002 totaled 82 lots, a decrease of 12 lots from the 2001 period, while the average sales price of $69,900 increased $6,100 per lot due to the mix of lots sold. The 2001 period also benefited from an intercompany sales commission related to timberland sales near the Company’s Chenal Valley development. Operating income of $1.1 million in 2002 decreased $1.9 million from a year ago as the result of the decrease in net sales.

Corporate operating expense was $5.4 million in 2002 compared to $4.8 million in 2001. The increase of $.6 million was due to lower general and administrative expenses related to the Company’s incentive plan in 2001. Equity in loss of Del-Tin Fiber recorded by the Company was $7.1 million in the current year, which compares to $6.7 million a year ago. Interest income decreased $.7 million as 2001 benefited from interest earned from agricultural asset and timberland sales proceeds deposited with trustees, while interest expense was $1 million lower due to decreased average borrowings for the first nine months of 2002. Income tax expense related to continuing operations increased $.6 million, to $.6 million for the current year, due to adjusting state income tax expense during 2002 for a reduction in estimated income tax receivables related to years prior to 1996 that were settled in the current period, partially offset by the benefit of an adjustment to reflect an election to file consolidated state tax returns for 2001 and 2002, and to 2001 benefiting from recording deferred tax assets arising from state tax loss carryforwards.

Included in the first nine months of 2001 was income from discontinued agriculture operations, net of income taxes, which totaled $8.4 million. The sale of approximately 18,400 acres of farmland was recorded at a pretax gain of $13.4 million. Income from agriculture operating activities during 2001 was $.2 million. Income tax expense for discontinued operations was $5.3 million for the period.

Financial Condition

For the nine months ended September 30, 2002, net cash provided by operating activities totaled $24.9 million compared to $25.3 million for the same period in 2001. Changes in operating working capital, other than cash and cash equivalents, provided cash of $.7 million for the first nine months of 2002, but neither provided nor required cash for the same period of 2001.

Capital expenditures required cash of $15.8 million in the current-year period and $55.3 million a year ago, of which $38.3 million was for the purchase of replacement timberland properties. Capital expenditures by segment consisted of the following:

	Nine Months Ended September 30,
	2002	2001
	(Thousands of dollars)
Woodlands	$3,447	43,629
Mills	2,411	3,709
Real Estate	9,889	8,068
Corporate	69	56

Total capital expenditures	15,816	55,462
Owner-financed expenditures	—	(176)

Capital expenditures requiring cash	$15,816	55,286

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations provided cash of $1 million in 2002, and $2.8 million in 2001. The Company advanced Del-Tin Fiber $10 million during the current period and $11.8 million during the corresponding period of 2001. During 2001, receipts of income tax refunds classified as noncurrent receivables at year-end 2000 provided $1.3 million.

During the prior-year period, disposal of agriculture segment assets generated proceeds of $18.1 million, $1.5 million of which had previously been received as farmland sale contract deposits, that were deposited with a trustee as required for a tax-deferred exchange. These proceeds, combined with $7.7 million already held by a trustee from similar transactions recorded in prior periods, were utilized to purchase designated replacement timberland properties and are included in capital expenditures of the Woodlands segment. Upon completion of the two reverse land exchanges in which Deltic was involved, $16.4 million previously advanced to the accommodating title holders required in such exchange was repaid to the Company.

The Company borrowed $7.5 million and made debt repayments of $11.6 million during the first nine months of 2002 compared to borrowings of $10.5 million and debt repayments, utilizing the funds received from reverse exchange accommodators, of $18.8 during the 2001 period. Purchase of treasury stock utilized $.7 million and $1 million in 2002 and 2001, respectively. The increase in bank overdraft in 2002 provided $1 million, while the decrease in such overdraft during the prior-year period required $.6 million. Deltic paid dividends totaling $3.9 million in both 2002 and 2001, consisting of $2.2 million for common stock and $1.7 million for redeemable preferred stock. Proceeds from the exercise of stock options provided cash of $1.2 million during the current period, and fees paid in 2001 associated with the renewal of the Company’s revolving credit facility were $.5 million.

These net uses of funds during the first nine months of 2002 resulted in a $4.1 million decrease in the Company’s cash and cash equivalents since December 31, 2001.

During December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of its common stock. Under this program, the Company can purchase shares through the open market and privately negotiated transactions at prices deemed appropriate by Deltic’s management. As of September 30, 2002, the Company had expended $1.8 million under this program, with the purchase of 80,300 shares at an average cost of $22.06 per share, of which 31,800 shares at an average cost of $23.44 were purchased during 2002.

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

On April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. This evaluation process has progressed and is expected to continue for several more months.

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

Outlook

Pine sawtimber harvest levels are expected to be 100,000 to 150,000 tons in the fourth quarter of 2002 and 700,000 to 750,000 tons for the year. The Company’s program to consider sales of timberland identified to be non-strategic or have a higher and better use will continue, with sales for the year anticipated to be 3,000 to 3,500 acres. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 50 to 55 million board feet for the fourth quarter and 205 to 215 million board feet for the year. Residential lot sales are projected to be 150 to 175 lots for the year. Deltic’s share of equity in Del-Tin Fiber’s financial results is estimated to be a pretax loss of $1.7 to $1.9 million for the fourth quarter.

Despite a strong housing market, lumber supply continues to outpace demand due to over-production in North America and increased imports from overseas, resulting in weak prices. The recent implementation of duties on Canadian lumber imports exacerbated the imbalance, as a number of Canadian producers initially responded by increasing production. The situation is unlikely to improve significantly until supply is reduced or the Canadian trade issue is satisfactorily resolved. However, any additional price declines are likely to be modest, as current prices are below cash costs for many manufacturers and a number of producers have recently announced plans to curtail production. The weak lumber market may be beginning to impact timber prices. After remaining relatively stable for most of the year, prices for Company timber sold to third parties have recently declined to levels more consistent with current lumber prices. The strong regional housing market has benefited the Company’s residential lot sales. However, a decline in regional housing starts would likely cause lot sales to fall below projected levels.

Certain statements contained in this report that are not historical in nature constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “anticipates”, “intends”, “plans”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements reflect the Company’s current expectations and involve certain risks and uncertainties, including those disclosed elsewhere in this report. Therefore, actual results could differ materially from those included in such forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk”, in Item 7A of Part II of its 2001 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

Item 4.    Controls and Procedures

Within the 90-day period prior to the filing of this report, Deltic Timber Corporation (“the Company”) carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Such evaluation was under the supervision, and with the participation, of the Company’s senior management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in any reports that the Company files or submits under the Securities Exchange Act of 1934, as amended. In addition, such controls have been deemed to be effective in ensuring that the required information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in internal controls or in any other factors that could significantly affect those internal controls subsequent to the date of their last evaluation.

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

DELTIC TIMBER CORPORATION

By:	/s/ Ron L. Pearce	Date:	November 7, 2002
Ron L. Pearce, President (Principal Executive Officer)

By:	/s/ Clefton D. Vaughan	Date:	November 7, 2002
Clefton D. Vaughan, Vice President, Finance and Administration (Principal Financial Officer)

By:	/s/ Emily R. Evers	Date:	November 7, 2002
Emily R. Evers, Controller (Principal Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Ron L. Pearce, Chief Executive Officer of Deltic Timber Corporation (“the Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deltic Timber Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company’s Chief Financial Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s Chief Financial Officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.
The Company’s Chief Financial Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Ron L. Pearce

Ron L. Pearce
Chief Executive Officer
November 7, 2002

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Clefton D. Vaughan, Chief Financial Officer of Deltic Timber Corporation (“the Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deltic Timber Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.
The Company’s Chief Executive Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s Chief Executive Officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.
The Company’s Chief Executive Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Clefton D. Vaughan

Clefton D. Vaughan
Chief Financial Officer
November 7, 2002