Form 10-K
period 2002-12-31
DELTIC TIMBER CORP
filed 2003-03-26
CIK 1022469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12147

DELTIC TIMBER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0795870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 East Elm Street, P. O. Box 7200, El Dorado, Arkansas	71731-7200
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (870) 881-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange, Inc.
Series A Participating Cumulative Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the New York Stock Exchange on February 28, 2003, was $158,236,313.29. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 28, 2003, was 11,900,997.

Documents incorporated by reference:

The Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 24, 2003.

TABLE OF CONTENTS—2002 FORM 10-K REPORT

PART I

Item 1. Business

Introduction

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber. The Company owns approximately 436,800 acres, primarily in Arkansas and north Louisiana, including 431,100 acres of timberland (the “timberlands”).

In addition to its timber operations, Deltic is engaged in the manufacture and marketing of lumber and in real estate development projects in central Arkansas. Sawmill operations consist of two mills, one at Ola in central Arkansas (“the Ola Mill”) and another at Waldo in south Arkansas (“the Waldo Mill”).

The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). Since production began in April 1998, both operating and financial performance have been below expectations. As a result, on April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic’s management and Board of Directors completed its review of strategic alternatives and determined that the MDF business does not represent a growth area for the Company. Consequently, an announcement was made that the Company intends to exit this business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the equity method investee, as required by current accounting standards, resulted in the determination that the Company’s investment was impaired as of December 31, 2002. Therefore, a non-cash write-off of Deltic’s investment in Del-Tin Fiber, amounting to $18.7 million pretax, was recorded during 2002.

The timberlands consist primarily of Southern Pine and include approximately 239,000 acres of all-aged pine forests and 159,000 acres of pine plantations. Estimated pine sawtimber inventory as of December 31, 2002, was 10,421,000 tons. Management considers the timberlands to be the Company’s most valuable asset and the harvest of stumpage to be its most significant source of income. Deltic actively manages its timberlands in order to increase productivity and maximize the long-term value of its timber assets. The Company harvests timber from the timberlands in accordance with its harvest plans and sells timber in the domestic market or converts timber to lumber in its sawmills. In 2002, Deltic harvested 713,779 tons of pine sawtimber from its timberlands.

The Company implemented a timberland acquisition program in late 1996. This ongoing program has enabled the Company to increase harvest levels, while expanding its timber inventory. The Company has and will focus its acquisition program on timberland in its current operating area. Unlike other timber-producing areas of North America, most of the timberland in the southern U.S. is privately held, making it potentially available for acquisition.

The Company’s two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production. In addition, each mill is strategically located near significant portions of the timberlands. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. The mills produce a variety of products, including dimension lumber, boards, timbers, decking, and at the Waldo Mill, secondary products such as finger-jointed studs. The lumber is sold primarily to wholesalers and treaters in the South and Midwest and is used in residential construction, roof trusses, laminated beams, and remanufactured items. Combined annual capacity of the two mills at December 31, 2002, was 257 million board feet (“MMBF”). The Company’s total finished lumber production was 203 MMBF in 2002 compared to 164 MMBF in 2001 and 169 MMBF in 2000. The current-year increase was due to increased operating efficiencies achieved from recently completed capital projects, combined with temporary lumber production curtailments in response to market and weather conditions in both 2000 and 2001.

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, a 4,800-acre upscale planned community, centered around two golf courses, designed by Robert Trent Jones, Jr., at Chenal Country Club. The property is being developed in stages, and real estate sales to date have consisted primarily of residential lots sold to builders or individuals and commercial tracts. In addition to Chenal Valley, Deltic is developing Chenal Downs, a 400-acre equestrian development located just outside of Chenal Valley, and Red Oak Ridge, an 800-acre development in Hot Springs, Arkansas.

The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. The plant is designed to have an annual capacity of 150 million square feet (“MMSF”), on a 3/4-inch basis, making it one of the largest plants of its type in the world. MDF, which is used primarily in the furniture, flooring, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, held together by an adhesive bond.

In August 2000, the Company’s Board of Directors approved the disposal of Deltic’s former Agriculture segment assets, subject to using the sales proceeds to purchase additional Southern Pine timberland, via tax-deferred exchanges. As a result, activities of this segment have been accounted for as discontinued operations. Deltic engaged an agricultural land consulting and brokerage firm to act as advisors in evaluating and marketing about 50,000 acres (approximately 38,800 acres net to Deltic) of farmland located in northeast Louisiana. All former agricultural lands, as well as all related agriculture operational assets, had been sold by December 31, 2001, and the proceeds were used to purchase approximately 37,000 acres of Southern Pine timberland. This initiative provided the Company a significant and unique opportunity to advance its strategy of growing its core forest products business.

Forest Products Industry

The wood products industry is affected by a number of factors, including general economic conditions, interest rates, foreign exchange rates, housing starts, residential repair and remodeling activity, commercial construction, industry capacity and production levels, the availability of raw materials, and weather conditons. In 2002, the domestic industry continued to suffer from an oversupply of lumber. Despite the highest level of housing starts in 16 years and an increase in lumber consumption, greater domestic production combined with increased imports outpaced demand; and lumber prices declined to their lowest levels since 1992.

Although lumber prices declined in 2002, Deltic’s average pine sawtimber price increased due to strong local markets and timing of sales. Improved operations at both sawmills enabled the Mills segment to increase lumber production and reduce its operating loss in 2002 despite a lower average lumber price. Over the past three years, pine sawtimber prices have remained relatively stable while lumber prices have declined significantly, which was a significant factor in the Company’s sawmills operating at a loss for the period.

The southern U.S., in which all of the Company’s operations are located, is a major timber and lumber producing region. There are an estimated 209 million acres of timberland in the region, of which approximately 91 million acres contain softwood, predominately Southern Pine. Unlike other major timber-producing areas in North America, most of this acreage is privately held. The estimated breakdown of ownership of softwood timberland in the southern U.S. is 89 percent private, seven percent national forest, and four percent other public. Although there can be no assurance, management anticipates that the southern U.S. timber resource will be subject to strong demand for the foreseeable future and also believes that the South will have a strategic advantage over other U.S. timber-producing regions due to regulatory, geographic, and other factors.

Woodlands

The Company owns approximately 431,100 acres of timberland, primarily in Arkansas and north Louisiana, stocked principally with Southern Pine. Management considers the timberlands to be Deltic’s most valuable asset and the harvest of this stumpage to be the Company’s most significant source of income.

The approximate breakdown of the Company’s timberland acreage at year-end 2002 consisted of the following:

Acres
Pine forest	239,100
Pine plantation	159,000
Hardwood forest	20,000
Other	13,000

Total	431,100

The Company’s timberlands are well diversified by age class. The timberland classified as pine forest is primarily managed on an all-aged basis and contains mature timber that is ready to be harvested over the next several years and includes stream-management zones. Pine plantations are primarily less than 25 years old, with the majority ranging in age from 10 to 20 years. Because pine timber generally does not reach sawtimber size until it is 20 to 25 years of age, most of the plantations are not yet included in the Company’s pine sawtimber inventory.

Timber Inventory. The Company’s estimated standing timber inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of pine inventory is subject to periodic adjustments based on sample cruises and actual volumes harvested. The hardwood inventory shown in the following table is only an approximation, so the physical quantity of such timber may vary significantly from this approximation. Estimated inventory of standing timber as of December 31, 2002, consisted of the following:

Estimated Volume (Tons)
Pine timber
Sawtimber	10,421,000
Pulpwood	6,113,000

Hardwood timber
Sawtimber	996,000
Pulpwood	1,261,000

The Company’s pine sawtimber is either used in its sawmills or sold to third parties. Products manufactured from this resource include dimension lumber, boards, timbers, decking, and secondary products, used primarily in residential construction. Deltic’s hardwood sawtimber is sold to third parties and is primarily used in the production of railroad ties, flooring, and pallets. Pulpwood consists of logs with a diameter of less than nine inches. Both pine and hardwood pulpwood are sold to third parties for use primarily in the manufacture of paper.

Timber Growth. Timber growth rate is an important variable for forest products companies since it ultimately determines how much timber can be harvested. A higher growth rate permits larger annual harvests as replacement timber regenerates. Growth rates vary depending on species, location, age, and forestry management practices. The growth rate, net of mortality, for Deltic’s southern pine averages five to six percent of standing inventory per annum. The Company considers a 30 to 35 year rotation optimal for most pine plantations.

Timberland Management. Forestry practices vary by geographic region and depend on factors such as soil productivity, weather, terrain, and timber species, size, age, and stocking. The Company actively manages its timberlands based on these factors and other relevant information to increase productivity and maximize the long-term value of its timber assets. In general, the Company’s timberland management involves harvesting and thinning operations, reforestation, cull timber removal programs, and the introduction of genetically improved seedlings.

Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, including higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. However, this process does not involve genetic engineering. The seedlings are planted in all-aged stands or a site is completely replanted in the case of a regeneration harvest. During 2002, about 8,900 acres were planted, primarily using seedlings grown from seeds produced at the orchard facility, with approximately 7,900 acres scheduled to be planted in 2003, as the Company continues to reforest understocked tracts. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission’s Best Management Practices.

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

The Company’s cull timber removal program is designed to control undesirable, competitive vegetation in its forests and to increase pine growth rates and reproduction. Deltic treated 15,000 acres in 2002 compared to 18,800 acres in 2001 under this program.

Harvest Plans. Management views the timberlands as assets with substantial inherent value apart from the sawmills and intends to manage the timberlands on a basis that permits regeneration of the timberlands over time. The Company intends to continue to manage the timberlands on a sustainable-yield basis and has no plans to harvest timber on an ongoing basis at levels that would diminish its timber inventory. In 2002, the Company harvested 713,779 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest between 600,000 and 650,000 tons of pine sawtimber in 2003.

The Company’s harvest plans are generally designed to project multi-year harvest schedules. In addition, harvest plans are updated at least annually and reviewed on a monthly basis to monitor performance and to make any necessary modifications to the plans in response to changing forestry conditions, market conditions, contractual obligations, regulatory limitations, and other relevant factors.

Since harvest plans are based on projections of demand, price, availability of timber from other sources, and other factors that may be outside of the Company’s control, actual harvesting levels may vary. Management believes that the Company’s harvest plans are sufficiently flexible to permit modification in response to fluctuations in the markets for logs and lumber.

Access. Substantially all of the timberlands are accessible by a system of low impact and low maintenance roads. Deltic generally uses third-party road crews to conduct construction and maintenance of these roads, and the Company regularly exchanges access easements and cooperates with other area forest products companies and the U.S. Forest Service.

Wildlife Management. The Company has an active wildlife management program for its properties. Deltic leased 415,000 acres and 381,000 acres to hunting clubs in 2002 and 2001, respectively. The Company’s wildlife biologist has conducted white-tailed deer management clinics throughout Arkansas. In addition, Deltic cooperates with federal, state, and private agencies in various wildlife studies. The Company also works with the Arkansas Game and Fish Commission to re-establish the black bear population in South Arkansas.

Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provided harvest planning, silvicultural improvements, and maintenance work for approximately 62,500 acres in 2002.

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

Deltic formed an acquisition team to implement its timberland acquisition program. Lands considered for purchase are evaluated based on location, site index, timber stocking, and growth potential. Approximately 110,400 acres of strategically located pine timberland have been added since the inception of the program. Individual land purchases have ranged from 20 acres to 21,700 acres. In January 2003, the Company closed the purchase of 4,979 acres, and in March 2003, closed on the purchase of 1,702 acres.

Land Sales. In 1999, the Company initiated a program to identify for possible sale non-strategic timberland and higher and better use lands. Sales totaled 7,336 acres in 1999, 5,254 acres in 2000, 3,315 acres in 2001, and 3,418 acres in 2002.

Mills

The Company’s two sawmills are located at Ola in central Arkansas and at Waldo in south Arkansas, near significant portions of the timberlands. The mills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production. Logs processed into lumber are obtained from the timberlands and from public and private landowners. The Company selects logs for processing in its mills based on size, grade, and the prevailing market price. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. The mills produce a variety of products, including dimension lumber, boards, timbers, decking, and secondary products such as finger-jointed studs. The lumber is sold primarily to wholesalers and treaters in the South and Midwest and is used in residential construction, roof trusses, laminated beams, and remanufactured items.

Combined annual production capacity of the two mills increased from 226 MMBF at year-end 1999 to 257 MMBF at year-end 2002 following the completion of planned upgrades at both mills. The Company’s lumber output increased during 2002, with production totaling 203 MMBF in 2002 compared to 164 MMBF in 2001 and 169 MMBF in 2000. This increase was due to increased operating efficiencies achieved from recently completed capital projects, combined with temporary lumber production curtailments in response to market and weather conditions in both 2001 and 2000.

Capital Projects. Deltic has invested significant capital in its sawmills in recent years to increase production capacity, decrease costs, and expand the product mix. Major capital projects completed at the Ola Mill over the past several years include: (1) installation of a curve sawing gang and double length infeed to improve log recovery, increase hourly output, and expand product mix (2) the installation of an optimized edger system to increase lumber recovery (3) replacement of the existing planermill with a high-speed planermill and automated sorting system to increase mill output (4) construction of a small log processing system which extracts small diameter logs from pulpwood, thus reducing average log costs (5) addition of a boiler system and steam dry kilns to increase mill capacity and provide the capability to produce higher value lumber and (6) expansion of log storage capacity to enable increased production as market conditions improve.

At the Waldo Mill, major capital projects completed over the past several years include: (1) installation of a curve sawing gang to improve log recovery, increase hourly output, and expand product mix (2) installation of a new edger and optimizer to improve recovery (3) installation of a log optimization system to improve lumber recovery (4) extension of the green lumber sorter to increase planermill throughput (5) addition of finger-jointing and remanufacturing facilities which add value to existing production and (6) construction of a new high speed planermill and automated sorting system that provide the finishing capacity necessary to operate two shifts at the sawmill. The Company plans to add a second log debarker for this mill during 2003 to further improve hourly throughput capability.

Raw Materials. In 2002, the Company’s two sawmills processed 913,483 tons of logs, obtained from either the timberlands or purchased from public and private landowners. The timberlands supplied 56 percent, or 511,026 tons, of the mills’ raw material requirements, while the mills processed 69 percent of the 713,779 tons of pine sawtimber harvested from the timberlands.

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

In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement its own timber harvests from the timberlands. The Company has an active timber procurement department for each of its sawmills. As of December 31, 2002, the Company had under contract 179,204 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next three years. During 2002, the Company harvested third-party stumpage and purchased logs from third parties totaling 411,562 tons . Of this volume, purchases from the U.S. Forest Service represented 23 percent. The balance of such volume was acquired from private lands.

As a result of the reduced availability of federal timber in recent years, demand, along with prices, for privately owned timber has increased, and the Company has increased and foresees further increases in its harvesting and purchasing activities from private timberlands. Due to this increased demand and higher timber prices, private timber sources have been prompted to sell their timber commercially. As a result, Deltic’s sources of private timber are many and diverse. The key factors in a landowner’s determination of whether to sell timber to the Company are price, the Company’s relationships with logging contractors, and the ability of the Company to demonstrate the quality of its logging practices to landowners. As a result, a landowner will be more likely to sell timber to a forest products company whose own land has been responsibly managed and harvested. There is a substantial amount of other private timber acreage in proximity to each of Deltic’s sawmills.

Residual Wood Products. The Company pursues waste minimization practices at both of its sawmills. Wood chips are usually sold to paper mills or Del-Tin Fiber, and bark is frequently sold for use as fuel. Bark, sawdust, shavings, and wood chips that cannot be sold are used as “hog fuel” to fire the boilers that heat the drying kilns. The Company expects to continue to sell a significant portion of its Waldo Mill’s residual wood chip production to Del-Tin Fiber pursuant to a fiber supply agreement that expires in 2008. During the four-month period in 2001 that Del-Tin Fiber was shut down, Waldo Mill’s chip production was sold to a third party.

Transportation. Each mill facility has the capability to ship its lumber by truck or rail.

Cyclical Market. While the cyclicality of the lumber market may occasionally require the interruption of operations at one or both of the Company’s sawmills, suspension of milling activities is unusual. Management is not currently anticipating any interruption of operations at either of Deltic’s sawmills, but no assurance can be given that market conditions or other factors will not render such an action economically advisable in the future.

Real Estate

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Development activities began with the construction of Chenal Ridge, an 85-lot neighborhood on the western edge of the Little Rock city limits as of 1985. Since that time the Company has been developing Chenal Valley, a 4,800-acre upscale planned community, centered around two Robert Trent Jones, Jr. designed golf courses. The first golf course was completed in 1990. Construction of the second course began in 2001, and is expected to be open for play in the late spring of 2003. The property has been developed in stages, and real estate sales to date have consisted primarily of residential lots sold to builders or individuals and commercial tracts. In addition to Chenal Valley, Deltic is developing Chenal Downs, located just outside of Chenal Valley, and Red Oak Ridge, in Hot Springs, Arkansas. Chenal Downs is a 400-acre equestrian development with controlled access, featuring secluded, five-acre lots. Red Oak Ridge, Deltic’s first development outside the Little Rock area, is an 800-acre upscale community designed for residential, resort, or retirement living.

Chenal Valley is one of the premier upscale residential and commercial development in the Little Rock real estate market. All acreage in Chenal Valley has been annexed by the City of Little Rock. Chenal Downs combines high-end homes with the semi-rural setting of an equestrian development located just outside the Little Rock city limits. Red Oak Ridge has been similarly annexed by the City of Hot Springs.

Residential Development. Lots were offered for sale in Chenal Ridge during the second half of 1986 with closings beginning in 1987, and all 85 lots have been sold. Residential sales in Chenal Valley began in 1989. To date, 1,647 lots have been developed in 17 neighborhoods and 1,544 lots have been sold, with about 1,400 residences constructed or under construction. When fully developed, Chenal Valley will include approximately 4,600 residences. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acres to 1 acre, and lot price has ranged from $25,000 per lot to over $250,000 per lot.

The first phase of Chenal Downs was opened in December 1997, followed by a second phase in November 2000, with 38 of the 76 lots developed in the two phases sold at the end of 2002. Lot prices in Chenal Downs range from $89,000 to approximately $170,000. In Red Oak Ridge, the first two neighborhoods were offered for sale in late 1998. These neighborhoods offer a choice of either estate-sized homesites, with many overlooking one of two Deltic-constructed lakes, or garden-home lots. As of the end of 2002, 10 of the 81 lots offered have been sold, and prices for lots currently offered range from about $30,000 to almost $83,000.

Commercial Development. Commercial development in Chenal Valley began with the construction of a Company-owned, 50,000-square-foot office building, which was sold during 2000. Commercial activity to-date has consisted of the sale of approximately 130 acres, including 10 acres in 2000, 14 acres in 2001, and .53 acres in 2002. Commercial property sales to-date have consisted of an office building constructed by the Company on a nine-acre site, multi-family residence sites, convenience store locations, and outparcels surrounding a retail center constructed and owned by Company. Commercial acreage sales are expected to improve for 2003. (On March 12, 2003, Deltic announced the sale of a 28-acre commercial site to Wal-Mart Stores, Inc.) When fully developed, Chenal Valley is planned to include 710 acres of commercial property.

The completion of construction of Rahling Road, a major connector street, in 1998 provides greater access to Chenal Valley’s commercial acreage. Located at the center of this commercial property is a Company-owned 35,000-square-foot retail center. The retail center was completed in early 2000 and offers retail space for lease. The center is surrounded by 14 outparcels, ranging in size from 0.2 to 1.8 acres. To-date, six of these outparcels have been sold.

No commercial acreage is included in the Chenal Downs development. Red Oak Ridge is planned to include approximately 80 acres of commercial property. The Company will begin to develop and offer commercial sites as population density increases.

Infrastructure. Infrastructure and other improvements to support the development and sale of residential and commercial property are funded directly by the Company and/or through real property improvement districts. Such properties are developed only when sufficient demand exists and substantially all infrastructure is completed. Future infrastructure investments are primarily necessary for the development and sale of additional property.

Development Amenities. In connection with its Chenal Valley development, the Company developed Chenal Country Club, consisting of the above-described golf courses, a clubhouse, and related facilities for use by club members. Since its original construction, Deltic has undertaken substantial remodeling and expansion of the clubhouse as the club membership level has increased. In addition, the Company has built three community parks within the Chenal Valley development for the benefit of the residents of the currently developed residential areas.

Chenal Downs has been developed around an equestrian center, consisting of stables and a training facility, and also includes bridle trails throughout the development. Red Oak Ridge’s primary amenity currently consists of two lakes constructed by the Company, but will also include a community park as residential development expands.

Future Development. A number of factors have added significant value to the undeveloped portion of Chenal Valley. Such factors include: the overall success of Chenal Valley as a residential development and its image as one of the premier developments in central Arkansas, the continued westward growth of Little Rock, the Company’s investment in infrastructure in the area, and the established residential base which is now large enough to support commercial development. Management expects the undeveloped portion of Chenal Valley to provide growth and development opportunities in the future.

Chenal Downs has been fully developed. Development of Red Oak Ridge is in the early stages, consisting of the construction of two lakes as the core amenity, initial infrastructure placement, and the first two of several planned neighborhoods.

Undeveloped Acreage. The success of Chenal Valley has increased the value of the Company’s undeveloped real estate surrounding the development. Sales of undeveloped real estate amounted to 22 acres in 2002, compared to 40 acres in 2001 and 5 acres in 2000. Chenal Valley has also increased the value of Company-owned timberland immediately west of the development as reflected in timberland prices received on sales in this area.

Del-Tin Fiber

Deltic owns 50 percent of the membership interest of Del-Tin Fiber, a joint venture to manufacture and market MDF. The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. The plant is designed to have an annual capacity of 150 million square feet (“MMSF”), on a 3/4-inch basis, making it one of the largest plants of its type in the world. However, since production began in April 1998, both operating and financial performance have been below expectations. As a result, on April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic’s management and Board of Directors completed its review of strategic alternatives and determined that the MDF business does not represent a growth area for the Company. Consequently, an announcement was made that the Company intends to exit this business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the equity method investee, as required by current accounting standards, resulted in the determination that the Company’s investment was impaired as of December 31, 2002. Therefore, a non-cash write-off of Deltic’s investment in Del-Tin Fiber, amounting to $18.7 million pretax, was recorded during 2002.

Medium Density Fiberboard. MDF, which is used primarily in the furniture, flooring, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, held together by an adhesive bond. Although the technology has existed for decades, recent improvements in the manufacture of MDF have increased both the quality and consistency of the product. MDF, with its Areal wood@ appearance and the ability to be finely milled and accept a variety of finishes, competes primarily with lumber.

Production. The plant produced 97 MMSF of MDF in 2002 versus 52 MMSF in 2001 and 94 MMSF during 2000. Start-up difficulties and operational problems with the plant’s press and heat energy system limited production to levels significantly below capacity. The problems with the press were corrected in mid-1999. As natural gas prices escalated during the last half of 2000, the decision was made in late January 2001, to temporarily suspend operations until the heat energy system could be modified. Following completion of a capital project to modify this system, the plant resumed operations in June 2001. Rectification of the heat energy system will enable the plant’s operations to increase production levels closer to the plant’s capacity of 150 MMSF per year, as market conditions improve. In addition, manufacturing cost per thousand square feet should be lower, as fixed costs for the facility are allocated to this increased production.

Raw Materials. The Del-Tin plant provides an additional outlet for wood chip production from the Waldo Mill. Pursuant to a fiber supply agreement that expires in 2008, the Company has agreed to sell, and Del-Tin Fiber to buy, substantially all residual wood chips from the Waldo Mill. However, during the period in 2001 that Del-Tin Fiber was shut down, these chips were sold to a third party. In addition, Del-Tin Fiber has an option to purchase residual wood chips from the Ola Mill and pulpwood chips, shavings, and sawdust from the Waldo Mill. Should the Company sell its interest in Del-Tin Fiber, either party may terminate the agreement with 60 days notice. However, due to the proximity of the Waldo Mill to the Del-Tin plant, it is believed the Company would continue to be a logical supplier to the facility if such a sale occurred. During 2002 and 2001, Deltic sold approximately $3,018,000 and $1,924,000, respectively, of these lumber manufacturing by-products to Del-Tin Fiber.

Discontinued Agriculture Operations

In August 2000, the Company’s Board of Directors approved the disposal of Deltic’s former Agriculture segment assets, subject to using the sales proceeds to purchase additional Southern Pine timberland, via tax-deferred exchanges. As a result, activities of this segment have been accounted for as discontinued operations. Deltic engaged an agricultural land consulting and brokerage firm to act as advisors in evaluating and marketing about 50,000 acres (approximately 38,800 acres net to Deltic) of farmland located in northeast Louisiana. All former agricultural lands, as well as all related agriculture operational assets, had been sold by December 31, 2001, and the proceeds were used to purchase approximately 37,000 acres of Southern Pine timberland. This initiative provided the Company a significant and unique opportunity to advance its strategy of growing its core forest products business.

Products and Competition

The Company’s principal forest products are timber; timberland; lumber products, primarily finished lumber; residual wood products; and real estate.

Timber. Timber harvested from the timberlands is utilized by the Company’s sawmills or sold to third parties. The Company’s timber sales to third parties accounted for approximately 13 percent, 14 percent, and 13 percent of consolidated net sales in 2000, 2001, and 2002, respectively.

The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood manufacturing facilities, and accessibility.

Land Sales. Timberland sold by the Company to third parties consists of both non-strategic timberland and lands with potential for higher and better use, and amounted to ten percent, seven percent, and three percent of consolidated net sales in 2000, 2001, and 2002, respectively.

Lumber Products. The Company’s sawmills produce a wide variety of products, including dimension lumber, boards, timbers, decking, and secondary products such as finger-jointed studs. Lumber is sold primarily to wholesalers and treaters in the South and Midwest and is used in residential construction, roof trusses, laminated beams, and remanufactured items. During 2000, 2001, and 2002, lumber sales as a percentage of consolidated net sales were approximately 51 percent, 46 percent, and 57 percent, respectively.

The forest products market is highly competitive with respect to price and quality of products. In particular, competition in the commodity-grade lumber market in which the Company competes is primarily based on price. Deltic competes with other publicly held forest products companies operating in the U.S., many of which have significantly greater financial resources than the Company, as well as privately held lumber producers. The Company also competes with producers in Canada and overseas, regions that have increased their share of the U.S. lumber market in recent years. In addition, Deltic’s management expects the Company’s products to experience additional increased competition from engineered wood products and other substitute products. Due to the geographic location of Deltic’s timberlands and its high-quality timber, in addition to the Company’s active timber management program, strategically located and efficient sawmill operations, and highly motivated workforce; Deltic has been able to compete effectively.

Residual Wood Products. The Company’s sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During 2000, 2001, and 2002, sales of these residual products accounted for eight percent, seven percent, and nine percent, respectively, of Deltic’s consolidated net sales. Wood chips are the primary source of residual sales and are typically sold to Del-Tin Fiber or to paper mills. In 2002, Deltic’s sawmills produced 298,127 tons of wood chips. The Company expects to continue to sell a significant portion of its wood chip production to Del-Tin Fiber for use in the production of MDF.

Real Estate. The Company develops and markets residential lots and commercial sites. Deltic generally provides the supporting infrastructure. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. The Company also sells undeveloped acreage. During 2000, 2001, and 2002, the sales of residential lots, commercial sites, and undeveloped acreage as a percentage of consolidated net sales were 12 percent, 18 percent, and 10 percent, respectively. The sale of commercial property can have a significant impact on the Company’s sales, but is unpredictable and irregular.

Seasonality

The Company’s operating segments are subject to variances in financial results due to several seasonal factors. The majority of timber sales are typically generated in the first half of the year due primarily to weather conditions and historically stronger timber prices. Increased housing starts during the spring usually push lumber prices up and, in turn, can result in higher timber prices. Forestry operations generally incur expenses related to silvicultural treatments which are applied during the fall season to achieve maximum effectiveness.

Business Segment Data

Information concerning net sales, operating income, and identifiable assets attributable to each of the Company’s business segments is set forth in Item 7, “Management’s Discussion and Analysis”; and Note 19 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of Part II of this report.

Decline in Availability of Federal Timber

Various factors, including environmental and endangered species concerns, have limited, and will likely continue to limit, the amount of timber offered for sale by certain U.S. government agencies, which historically have been major suppliers of timber to the U.S. forest products industry. During 2002, the Company acquired approximately 22 percent of its timber supply for its Ola Mill from federal sources, primarily the Ouachita and Ozark National Forests. Any future decline in the availability of timber from federally owned lands will require that the Company, in order to supply the Ola Mill, rely more heavily on harvests from the Company’s timberlands, including harvests from timberlands acquired in the future to the extent that suitable opportunities arise, and on the acquisition of timber from other sources, such as private timber owners. The Company’s Waldo Mill does not currently process any timber acquired from federal sources.

Environmental Matters

The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, including laws relating to air and water emissions, the use of herbicides on timberlands, regulation of “wetlands”, and the protection of endangered species. Environmental legislation and regulations, and the interpretation and enforcement thereof, are expected to become increasingly stringent. The Company has made, and will continue to make, expenditures to comply with such requirements in the ordinary course of its operations. Historically, these expenditures have not been material and the Company expects that this will continue to be the case. Liability under certain environmental regulations may be imposed without regard to fault or the legality of the original actions, and may be joint and several with other responsible parties. As a result, in addition to ongoing compliance costs, the Company may be subject to liability for activities undertaken on its properties prior to its ownership or operation and by third parties, including tenants. The Company is not involved with any such sites as of this time. The Company leases the rights to drill for oil and gas on some of its lands to third parties. Pursuant to these leases, the lessee indemnifies the Company from environmental liability relating to the lessee’s operations. Based on its present knowledge, including the fact that the Company is not currently aware of any facts that indicate that the Company will be required to incur any material costs relating to environmental matters, and currently applicable laws and regulations, the Company believes that environmental matters are not likely to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

In addition, the federal “Endangered Species Act” protects species threatened with possible extinction and restricts timber harvesting activities on private and federal lands. Certain of the Company’s timberlands are subject to such restrictions due to the presence on the lands of the red cockaded woodpecker, a species protected under the Act. There can be no assurance that the presence of this species or the discovery of other protected species will not subject the Company to future harvesting restrictions. However, based on the Company’s knowledge of its timberlands, the Company does not believe that its ability to harvest its timberlands will be materially adversely effected by the protection of endangered species.

Employees

As of February 28, 2003, the Company had 511 employees.

Item 2. Properties

The Company’s properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, purchased stumpage inventory, two sawmills, and land held for residential and commercial development and sale. As of December 31, 2002, the Company’s gross investment in timber and timberlands; gross property, plant, and equipment; and investment in real estate held for development and sale consisted of the following:

(Thousands of dollars)
Timberlands	$76,772
Fee timber and logging facilities	184,688
Purchased stumpage inventory	7,488
Real estate held for development and sale	42,551
Land and land improvements	4,195
Buildings and structures	4,801
Machinery and equipment	76,847

$397,342

“Timberlands” consist of the historical cost of land on which fee timber is grown and related land acquisitions stated at acquisition cost. “Fee timber” consists of the historical cost of company standing timber inventory, including capitalized reforestation costs, and related timber acquisitions stated at acquisition cost. “Logging facilities” consist primarily of the costs of roads constructed and other land improvements. “Purchased stumpage inventory” consists of the purchase price paid for unharvested third party timber. “Real estate held for development and sale” consist primarily of the unamortized costs, including amenities, incurred to develop the real estate for sale and a retail center held for sale. “Land and land improvements” consist primarily of improvements at the Company’s two sawmill locations. “Buildings and structures” and “Machinery and equipment” primarily consist of the sawmill buildings and equipment and the Company’s two real estate sales offices.

The Company owns all of the properties discussed above. Other than approximately $.2 million of owner-financed acquisitions of timberland, the Company’s properties are not subject to mortgages or other forms of debt financing. (For further information on the location and type of the Company’s properties, see the descriptions of the Company’s operations in Item 1.)

Item 3. Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The age (at January 1, 2003), present corporate office, and length of service in office of each of the Company’s executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

Robert C. Nolan—Age 61; nonemployee Chairman of the Board effective December 17, 1996. For the past 31 years, Mr. Nolan has been Managing Partner of Munoco Company L.C., an Arkansas partnership principally engaged in the exploration for and production of oil and gas. In addition, Mr. Nolan has over 30 years experience in timberland management.

Ron L. Pearce—Age 61; President and Chief Executive Officer and a director of the Company effective December 17, 1996. From June 1993 to December 1996, Mr. Pearce was President of Deltic Farm & Timber Co., Inc. (“Deltic Farm & Timber”), the predecessor corporation of the Company. Prior to such time, Mr. Pearce was Manager of Operations and Planning for Deltic Farm & Timber, a position he held beginning in February, 1991. (On February 20, 2003, Deltic announced that Mr. Pearce intends to retire on August 1, 2003. The Company’s Board of Directors will elect the succeeding President and Chief Executive Officer.)

Clefton D. Vaughan—Age 61; Vice President, Treasurer, and Chief Financial Officer effective January 1, 1997. From October 1994 to December 1996, Mr. Vaughan was Vice President of Murphy Oil Corporation, a position he also held from 1989 through October 1992. From October 1992 to October 1994, Mr. Vaughan was Vice President of Murphy Exploration & Production Company.

W. Bayless Rowe—Age 50; Vice President, General Counsel, and Secretary effective May 1, 2000. From January 1, 1997 to April 2000, Mr. Rowe was General Counsel and Secretary for the Company. From 1988 to December 1996, Mr. Rowe was Secretary and General Attorney of Murphy Oil Corporation.

David V. Meghreblian—Age 44; Vice President of Operations effective May 1, 2000. From November 1996 to April 2000, Mr. Meghreblian was General Manager of Planning and Investor Relations for the Company. Prior to such time, Mr. Meghreblian was General Manager of Project Development, a position he held beginning in November 1995.

Emily R. Evers—Age 52; Controller from 1989 for the Company and its predecessor.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Common stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol DEL. The following table sets forth the high, low, and ending prices, along with the quarterly dividends declared, for each of the quarters indicated:

	Sales Prices[1]			Dividend per Common Share
	High	Low	Close[2]
2002
First Quarter	$30.63	28.00	30.25	.0625
Second Quarter	$34.95	29.75	34.48	.0625
Third Quarter	$35.20	21.98	21.98	.0625
Fourth Quarter	$29.35	22.00	26.70	.0625
2001
First Quarter	$24.09	20.02	20.25	.0625
Second Quarter	$28.80	20.05	28.80	.0625
Third Quarter	$29.66	24.07	25.30	.0625
Fourth Quarter	$28.95	24.69	27.40	.0625

1 Daily closing price.

2 At period end.

Common stock dividends were declared for each quarter during 2002 and 2001. As of March 15, 2003, there were approximately 1,690 stockholders of record of Deltic’s common stock.

The following table sets forth information as of December 31, 2002, with respect to Deltic common stock issuable under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, or rights (a.)	Weighted average exercise price of all outstanding options, warrants, or rights, (b.)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities included in (a.)] (c.)
Equity compensation plans approved by security holders	492,930	25.94	1,637,750
Equity compensation plans not approved by security holders	—	—	—

	492,930	25.94	1,637,750

Item 6. Selected Financial Data

The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2002:

(Thousands of dollars, except per share amounts)	2002*	2001	2000	1999	1998
Results of Operations for the Year
Net sales	$104,512	106,011	109,531	125,010	100,684
Operating income/(loss)	$10,697	15,824	18,114	29,244	17,620
Income/(loss) from continuing operations	$(13,639)	1,623	2,701	10,771	8,013
Net income	$(13,639)	9,980	13,557	10,920	8,474
Earnings per common share
Basic
Continuing operations	$(1.33)	(.05)	.04	.68	.45
Net income/(loss)	$(1.33)	.65	.93	.69	.48
Assuming dilution
Continuing operations	$(1.33)	(.05)	.04	.68	.45
Net income/(loss)	$(1.33)	.65	.93	.69	.48
Cash dividends declared per common share	$.25	.25	.25	.25	.25
Net cash provided/(required) by
Operating activities	$32,452	41,238	42,919	36,842	28,908
Investing activities	$(35,278)	(25,390)	(63,634)	(32,183)	(87,438)
Financing activities	$(2,239)	(12,438)	18,645	(8,037)	35,645
Percentage return on
Average stockholders’ equity	(7.6)	5.5	7.7	5.8	4.7
Average borrowed and invested capital	(3.2)	5.3	6.9	6.1	4.3
Average total assets	(4.2)	3.0	4.8	3.9	3.5
Capital Expenditures for the Year
Woodlands	$5,175	44,432	24,975	8,541	59,839
Mills	3,571	5,861	8,386	7,949	7,918
Real Estate	15,378	13,514	9,667	11,475	11,531
Corporate	113	150	320	124	524
Discontinued agriculture operations	—	—	53	527	721

	$24,237	63,957	43,401	28,616	80,533

Financial Condition at Year-End
Working capital	$2,125	13,015	10,086	17,569	14,231
Current ratio	1.2 to 1	2.8 to 1	2.4 to 1	4.6 to 1	3.1 to 1
Total assets	$310,546	328,380	322,633	277,898	272,544
Long-term debt	$116,120	84,190	87,410	55,570	45,198
Redeemable preferred stock	$-	30,000	30,000	30,000	30,000
Stockholders’ equity	$162,962	180,799	176,834	178,408	183,134
Long-term debt to stockholders’ equity ratio	.713 to 1	.466 to 1	.494 to 1	.311 to 1	.247 to 1

*	Includes the write-off of the Company’s investment in Del-Tin Fiber of $18,723,000, $11,440,000 net of related deferred income taxes of $7,283,000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. The Company owns approximately 431,100 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas.

The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). Since production began in April 1998, both operating and financial performance have been below expectations. As a result, on April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic’s management and Board of Directors completed its review of strategic alternatives and determined that the MDF business does not represent a growth area for the Company. Consequently, an announcement was made that the Company intends to exit this business upon the earliest, reasonable opportunity provided by the market. (For additional information about the Company’s investment in Del-Tin Fiber, refer to Note 4 to the consolidated financial statements.)

On December 31, 2002, Deltic redeemed the 600,000 outstanding shares of its 7.54 percent redeemable preferred stock. This was primarily effected by utilizing proceeds from the Company’s issuance of $30 million of privately placed, long-term senior notes on December 20, 2002. These notes bear interest at a fixed stated rate of 6.01 percent. This redemption will produce an after-tax savings to the Company when comparing the non-deductible carrying cost of the preferred stock, in the form of dividends, to the deductible interest expense related to the new debt. Dividends on the preferred stock had amounted to approximately $2.3 million annually.

In August 2000, the Company’s Board of Directors approved the disposal of Deltic’s agriculture segment assets, subject to using the sales proceeds to purchase additional Southern Pine timberland, via tax-deferred exchanges. As a result, activities of this segment have been accounted for as discontinued operations. Deltic engaged an agricultural land consulting and brokerage firm to act as advisors in evaluating and marketing about 50,000 acres (approximately 38,800 acres net to Deltic) of farmland located in northeast Louisiana. The sale of all farmland and related operational assets was successfully concluded during 2001. (For additional information about the Company’s discontinued agriculture operations, refer to Note 2 to the consolidated financial statements.)

The wood products industry is affected by a number of factors, including general economic conditions, interest rates, foreign exchange rates, housing starts, residential repair and remodeling activity, commercial construction, industry capacity and production levels, the availability of raw materials, and weather conditions. In 2002, the domestic industry continued to suffer from an oversupply of lumber. Despite the highest level of housing starts in 16 years and an increase in lumber consumption, greater domestic production combined with increased imports outpaced demand; and lumber prices declined to their lowest levels since 1992.

Although lumber prices declined in 2002, Deltic’s average pine sawtimber price increased due to strong local markets and timing of sales. Improved operations at both sawmills enabled the Mills segment to increase lumber production and reduce its operating loss in 2002 despite a lower average lumber price. Over the past three years, pine sawtimber prices have remained relatively stable while lumber prices have declined significantly, which was a significant factor in the Company’s sawmills operating at loss for the period.

Results of Operations

Deltic’s operating results for 2002 were a loss of $13.6 million, $1.33 a share after preferred dividends, compared to net income of $10 million, $.65 a share, for 2001 and $13.6 million, $.93 a share for 2000. Included in 2002’s results was a non-cash write-off of the Company’s investment in Del-Tin Fiber totaling $18.7 million and a related deferred tax benefit of $7.3 million. For the years of 2001 and 2000, net income included earnings from discontinued agriculture operations, net of income taxes, of $8.4 million, $.70 a share, and $10.9 million, $.89 a share, respectively. Continuing operations results were a loss of $13.6 million in 2002, $1.33 a share, and income of $1.6 million in 2001, a loss of $.05 a share. (Per share amounts for each year were after preferred dividends.) The decrease of $15.2 million during 2002 was due primarily to the previously mentioned Del-Tin Fiber write-off coupled with lower operating income from Deltic’s Real Estate segment. In 2000, income from continuing operations totaled $2.7 million, $.04 a share.

During 2002, operating income was $10.7 million, a decrease of $5.1 million when compared to 2001. The Company’s Woodlands operations increased $.2 million as a result of higher pine sawtimber price, coupled with an increase in harvest levels of pine sawtimber, partially offset by a reduction in sales of non-strategic timberland and timberland for higher and better use. The Mills segment’s operating results improved $.7 million due primarily to a $20 per thousand board feet (“MBF”) drop in production cost per MBF sold, which more than offset an $8 per MBF decrease in the average lumber sales price. Operating income for Deltic’s Real Estate segment decreased $5.4 million, primarily the result of a reduction in both the number and average sales price of residential lots sold combined with decreased sales of commercial acreage.

Operating income for 2001 decreased $2.3 million compared to 2000, to $15.8 million. The Woodlands segment decreased $6.4 million due primarily to a decrease in sales of non-strategic timberland and timberland for higher and better use, combined with an increase in the cost of fee timber harvested and lower prices for pine sawtimber, partially offset by higher pine sawtimber harvest volume. Deltic’s Mills segment operating results decreased $.7 million as the result of an $18 per MBF drop in the average lumber sales price, partially offset by a $10 per MBF drop in production cost per MBF sold. Real Estate operations increased $5 million and benefited from a 34 percent increase in the number of residential lots sold at a higher average price per lot, combined with increased sales of commercial acreage.

In the following tables, Deltic’s net sales and results of operations are presented for the three years ended December 31, 2002. A detailed review, by segment, of the information presented follows the tables.

	Years Ended December 31,
(Millions of dollars)	2002	2001	2000
Net sales
Woodlands	$37.0	38.3	41.5
Mills	70.4	57.4	64.9
Real Estate	15.3	25.0	18.0
Eliminations	(18.2)	(14.7)	(14.9)

Net sales	$104.5	106.0	109.5

Operating income and net income
Woodlands	$22.5	22.3	28.7
Mills	(6.4)	(7.1)	(6.4)
Real Estate	2.0	7.4	2.4
Corporate	(6.8)	(6.4)	(6.5)
Eliminations	(.6)	(.4)	(.1)

Operating income	10.7	15.8	18.1

	Years Ended December 31,
(Millions of dollars)	2002	2001	2000
Equity in loss of and write-off of investment in Del-Tin Fiber	(28.2)	(9.1)	(10.9)
Interest income	.3	.9	.5
Interest and other debt expense	(4.5)	(5.7)	(4.9)
Other income/(expense)	.4	.4	.3
Income taxes	7.7	(.7)	(.4)

Income/(loss) from continuing operations	(13.6)	1.6	2.7
Income/(loss) from discontinued operations, net	—	8.4	10.9

Net income	$(13.6)	10.0	13.6

Woodlands

Deltic’s Woodlands operations generated net sales of $37 million in 2002, $38.3 million in 2001, and $41.5 million in 2000. This segment’s operating income totaled $22.5 million in 2002, compared to $22.3 million in 2001 and $28.7 million in 2000.

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	2002	2001	2000
Net sales (millions of dollars)
Pine sawtimber	$29.6	26.4	25.7
Pine pulpwood	1.5	1.4	1.3
Hardwood sawtimber	.5	.4	1.1
Hardwood pulpwood	.4	.7	.6

Sales volume (thousands of tons)
Pine sawtimber	714	673	567
Pine pulpwood	250	289	235
Hardwood sawtimber	12	13	31
Hardwood pulpwood	86	114	161

Sales price (per ton)
Pine sawtimber	$41	39	45
Pine pulpwood	6	5	5
Hardwood sawtimber	41	32	35
Hardwood pulpwood	5	7	4

Timberland
Net sales (millions of dollars)	$3.4	7.8	11.1
Sales volume (acres)	3,418	3,315	5,254
Sales price (per acre)	$1,000	2,400	2,100

During 2002, net sales decreased $1.3 million, or four percent, to $37 million. Pine sawtimber sales increased $3.2 million in 2002 which reflects a $1.7 million increase attributable to higher sales volume and $1.5 million increase due to higher sales price. The Company harvested 713,779 tons of pine sawtimber in 2002, an increase of six percent when compared to 673,055 tons in 2001. To facilitate Deltic’s growth, a timberland acquisition program was begun in late 1996 and has added 110,400 acres to the Company’s timberland base. Average sales price for pine sawtimber was $41 per ton in 2002, which compares to $39 per ton in 2001, an increase of five percent. Hardwood sales decreased $.2 million in 2002 due to lower volume.

Net sales generated from the sale of non-strategic or higher and better use timberland decreased $4.4 million to $3.4 million during the 2002 period. Timberland sales totaled 3,418 acres at an average price of $1,000 per acre during 2002 versus 3,315 acres at $2,400 per acre in 2001. Other net sales for Woodlands increased slightly.

Net sales were $38.3 million in 2001, a decrease of $3.2 million, or eight percent, when compared to 2000. Sales of pine sawtimber increased $.7 million over 2000, which reflects a $4.2 million increase from higher sales volume, partially offset by a $3.5 million decrease attributable to lower average sales price. Pine sawtimber harvest level increased 19 percent in 2001 to 673,055 tons which compares to 566,557 tons in 2000. Average sales price for the Company’s pine sawtimber was $39 per ton in 2001 versus $45 per ton in 2000, a 13 percent decline. Sales of hardwood sawtimber decreased $.7 million due to the Company selling tracts of Louisiana hardwood timberland during 2000. During 2001, sales of timberland totaled $7.8 million, a decrease of $3.3 million from 2000. Net sales included the sale of 3,315 acres of timberland at an average price of $2,400 per acre in 2001 compared to similar sales of 5,254 acres for $2,100 per acre in 2000. Other net sales for this segment were slightly higher.

Operating income of $22.5 million for 2002 was $.2 million more than in 2001 due to reductions in costs and expenses which more than offset the decrease in net sales discussed above. The cost of timberland sales and related commissions expense decreased $.5 million. Timber replanting expenses decreased $.4 million because the 2001 period experienced higher-than-normal replanting expenses due to the extreme heat and drought conditions which occurred in the Company’s operating area during the summer of 2000. Expense for the Company’s cull timber removal programs was $.2 million less than in 2001. The cost of fee timber harvested was down $.3 million for the year due to harvest mix.

Woodlands’ operating income decreased $6.4 million to $22.3 million in 2001. In addition to the previously mentioned decrease in net sales, the cost of fee timber harvested increased $1.5 million due mainly to higher pine sawtimber harvest levels and a higher cost per ton of timber harvested. A $.4 million increase in timber replanting expenses was the result of the previously discussed heat and drought conditions during the summer of 2000. Commission expense related to timberland acreage sales increased $.5 million.

Mills

Net sales for the Company’s Mills segment were $70.4 million for 2002, compared to $57.4 million for 2001 and $64.9 million for 2000. For 2002, this segment recorded an operating loss of $6.4 million, which compares to losses of $7.1 million and $6.4 million for 2001 and 2000, respectively.

Selected financial and statistical data for the Mills segment is shown in the following table.

	2002	2001	2000
Net sales (millions of dollars)
Lumber	$59.5	48.5	55.7
Residual products	9.4	7.9	9.1
Lumber	203	164	169
Finished production (MMBF)
Sales volume (MMBF)	199	158	172
Sales price (per MBF)	$298	306	324

In 2002, net sales totaled $70.4 million, an increase of 23 percent when compared to $57.4 million in 2001. Lumber sales increased $11 million due primarily to a $12.3 million increase which resulted from higher sales volume, partially offset by a $1.3 million reduction from lower average sales price. The already depressed lumber market continued to deteriorate during 2002 and resulted in Deltic’s lowest sales realizations since 1992. During 2002, average sales price for lumber was $298 per MBF, a three percent decrease from

$306 per MBF in 2001. The Company’s sawmills experienced a 26 percent increase in lumber sales volume, to 199.5 million board feet (“MMBF”) from 158.2 MMBF in 2001, due to increased operating efficiencies achieved from recently completed capital projects, combined with temporary lumber production curtailments during 2001. Sales of residual products were up $1.5 million.

When compared to 2000, net sales for 2001 decreased $7.5 million, or 12 percent, to $57.4 million. Decreases in both sales price and volume combined to produce a $7.2 million reduction in lumber sales, $3 million due to price and $4.2 million due to sales volume. Both lumber production and sales were negatively impacted by the depressed lumber market. Average sales price of $306 per MBF was $18 per MBF less than in 2000, and sales volume decreased eight percent, from 172.1 MMBF in 2000 to 158.2 MMBF in 2001. The decrease in sales volume was due to temporary reductions in lumber production during the first five months of 2001 in response to market conditions. Residual product sales were down $1.2 million due, also, to the reduction in lumber production.

A loss from operations of $6.4 million during 2002 compared to 2001’s loss of $7.1 million. The $.7 million improvement was primarily the result of a six percent decrease in the production cost per MBF of lumber sold.

For 2001, operations reported a loss of $7.1 million which compared to a loss of $6.4 million in 2000. The decrease in financial results was due mainly to the reduction in net sales, partially offset by lower manufacturing costs which benefited from a $25 per MBF reduction in raw material cost for logs used in the Company’s sawmills. A $.3 million write-down of the Company’s lumber inventories to reflect its net realizable value was recorded during 2001.

Real Estate

The Company’s Real Estate operations produced net sales of $15.3 million in 2002, $25 million in 2001, and $18 million in 2000. Operating income for this segment was $2 million in 2002, which compares to $7.4 million in 2001 and $2.4 million in 2000.

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	2002	2001	2000
Net sales (millions of dollars)
Residential lots	$9.6	16.9	8.0
Commercial sites	.1	2.3	5.1
Undeveloped acreage	.2	.3	—
Sales volume
Residential lo	141	198	148
Commercial acres	1	14	10
Undeveloped acres	22	40	5
Average sales price (thousands of dollars)
Residential lots	$68	85	54
Commercial acres	218	161	496
Undeveloped acres	10	7	2

Net sales in 2002 decreased $9.7 million, 39 percent, from $25 million in 2001. Revenue from the sale of residential lots was down $7.3 million as a result of a 29 percent decrease in the number of lots sold, from 198 in 2001 to 141 in 2002, combined with a reduction in average sales price due to sales mix, from $85,400 per lot to $68,200. During 2002, 150 lots in three existing neighborhoods were developed and offered for sale in Chenal Valley. Because of weather-related construction delays, an additional 50 lots in a new neighborhood adjoining the Company’s second golf course at Chenal Country Club, the amenity around which Chenal Valley is centered, were not offered for sale in 2002 as planned. A .53-acre commercial outparcel tract was sold in 2002 at a sales price of $.1 million. In comparison, commercial sales activity in 2001 included 14 acres at an average price of $160,700 per acre. The sale of 22 acres of undeveloped acreage for $10,000 per acre in 2002 compared to sales of approximately 40 acres for $6,900 per acre in 2001. Chenal Country Club, Inc. produced net sales of $4.9 million for 2002 versus $4.8 million for 2001.

During 2001, net sales of $25 million were $7 million more than in 2000, an increase of 39 percent. Sales of residential lots increased by 34 percent, from 148 lots in 2000 to 198 lots in 2001, with an increase in average sales price from $54,000 to $85,400 per lot due to sales mix. During 2001, 217 lots were developed and offered for sale in four neighborhoods in the Chenal Valley development, including 77 lots in the initial neighborhood on the new golf course. Commercial sales revenue in 2001 totaled $2.3 million for the sale of about 14 acres at an average price per acre of $160,700. In 2000, commercial sales of $5.1 million for approximately 10 acres averaged $496,300 per acre and included the 50,000-square-foot office complex known as the GMAC Building. Sales of about 40 acres of undeveloped real estate for $6,900 per acre were recorded in 2001 which compares to sales of five acres for $1,900 per acre in 2000. Net sales for Chenal Country Club, Inc. totaled $4.8 million in 2001, an increase of $.4 million.

The Real Estate segment’s operating income of $2 million for 2002 decreased $5.4 million when compared to 2001. Operating income was $7.4 million for 2001, an increase of $5 million over 2000. The changes were due primarily to the same factors impacting net sales.

Corporate

Operating expense for Corporate functions was $6.8 million for 2002, which compares to $6.4 million for 2001 and $6.5 million for 2000. The increase of $.4 million during 2002 was due mainly to higher general and administrative expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands segment to the Mills segment were $18.2 million in 2002, $14.3 million in 2001, and $14.9 million in 2000. The $3.9 million increase during 2002 was due primarily to an increase in the percentage of logs supplied to the Company’s manufacturing facilities from its timberlands. The decrease of $.6 million in 2001 was because of a lower average pine sawtimber price. Intersegment timberland sales commissions totaled $.4 million in 2001, compared to zero in 2000 and 2002.

Equity in loss of and write-off of investment in Del-Tin Fiber

For the year ended December 31, 2002, the Company recorded equity in the loss of Del-Tin Fiber, totaling $9.5 million, an increase of $.4 million when compared to 2001’s equity loss of $9.1 million. Deltic’s share of operating losses was $10.9 million in 2000.

On April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic announced that following a review of the strategic alternatives it was determined that the MDF business did not represent a growth area for the Company. Consequently, the Company intends to exit this business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the equity method investee, as required by Accounting Principles Board Opinion (“APB”) 18, resulted in the determination that the Company’s investment was impaired as of December 31, 2002. Therefore, a non-cash write-off of Deltic’s investment in Del-Tin Fiber, amounting to $18.7 million after an accrual of $4.5 million representing the Company’s share of the facility’s 2003 sinking fund obligation, was recorded during 2002. (For additional information about the Company’s investment in Del-Tin Fiber, refer to Note 4 to the consolidated financial statements.)

Selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	2002	2001	2000
Net sales (millions of dollars)	$31.3	16.7	31.1
Finished production (MMSF)	96.7	52.0	94.3
Board sales (MMSF)	97.7	49.3	91.1
Sales price (per MSF)	$320	339	330

For 2002, MDF production volume was 96.7 million square feet (“MMSF”) and sales volume totaled 97.7 MMSF, versus production and sales volume of 52 MMSF and 49.3 MMSF, respectively, for 2001 which was impacted by a four-month shutdown. Average sales price for 2002 was $320 per thousand square feet (“MSF”), a decrease of $19 when compared to $339 per MSF for 2001 due primarily to a change in product mix. Manufacturing costs per MSF for 2002 were down 19 percent due to 2001’s fixed costs being allocated to reduced production.

In January 2001, Del-Tin Fiber’s facility was shut down due to weak market conditions and high natural gas prices and to modify the plant’s heat energy system. After completion of the modifications, production resumed during June 2001. As a result of the four-month shutdown, MDF production volume was down 45 percent, from 94.3 MMSF in 2000 to 52 MMSF in 2001, and sales volume was 49.3 MMSF in 2001 versus 91.1 MMSF in 2000. Although average sales price increased $9 per MSF, from $330 to $339 per MSF, fixed costs were allocated to reduced production causing unit manufacturing costs to increase 17 percent in 2001.

Interest Income/Expense

During 2002, interest income was $.3 million, compared to $.9 million in 2001 and $.5 million in 2000. Interest and other debt expense was $4.5 million in 2002, $5.7 million in 2001, and $4.9 million in 2000. Interest income decreased $.6 million during 2002 and increased $.4 million during 2001 because the year of 2001 benefited from interest earned from agricultural asset and timberland sales proceeds deposited with trustees. The $1.2 million reduction in interest and other debt expense during 2002 was due to decreased average borrowing and reduced interest rates. For 2001, the increase of $.8 million was due to additional borrowings required by Deltic’s timberland acquisition program, other capital projects, stock repurchase program, and advances to Del-Tin Fiber.

Income Taxes

An income tax benefit of $7.7 million was recorded for the Company’s continuing operations for 2002, versus income tax expense of $.7 million for 2001 and $.4 million for 2000. The effective income tax rate for continuing operations was 36 percent, 31 percent, and 13 percent in 2002, 2001, and 2000, respectively. The decrease of $8.4 million during 2002 was the result of a $7.3 million deferred tax benefit related to the Del-Tin Fiber write-off and to lower pretax income exclusive of the write-off. The Company’s income tax expense related to continuing operations increased $.3 million during 2001 due to the impact of recording a state tax benefit for operating loss carryforwards of a lesser amount than in 2000, partially offset by lower pretax income.

Income from Discontinued Operations

For 2001, income from discontinued agriculture operations, net of income tax, was $8.4 million, which compares to $10.9 million for 2000. Income tax expense totaled $5.3 million and $7 million for each year, respectively. The sale of approximately 18,400 acres of farmland at a pretax gain of $13.4 million benefited the year of 2001. The disposal of all agriculture assets was completed during 2001. (For additional information about the Company’s discontinued agriculture operations, refer to Note 2 to the consolidated financial statements.)

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $32.5 million for the year ended December 31, 2002, which compares to $41.2 million for 2001 and $42.9 million for 2000. Changes in operating working capital, other than cash and cash equivalents, provided cash of $1.5 million in 2002, $2.9 million in 2001, and $2.1 million in 2000. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income/(loss) and cash provided by operating activities for each reported year.

Capital expenditures required cash of $24.2 million in 2002, $63.8 million in 2001, and $43.4 million in 2000. Other owner-financed capital expenditures, not requiring cash, for acquisitions of timberland amounted to $.2 million in 2001. Total capital expenditures, by segment, for the years ended December 31, 2002, 2001, and 2000 are presented in the following table.

(Millions of dollars)	2002	2001	2000
Woodlands	$5.2	44.4	25.0
Mills	3.5	5.9	8.4
Real Estate	15.4	13.5	9.7
Corporate.	1.2		.3
Total capital expenditures	24.2	64.0	43.4
Owner-financed expenditures	—	(.2)	—
Expenditures requiring cash	$24.2	63.8	43.4

Woodlands capital expenditures included timberland acquisitions of approximately 1,900 acres at a cost of $3.2 million in 2002, approximately 28,000 acres at a cost of $42.2 million in 2001, and approximately 15,500 acres at a cost of $22.7 million in 2000. (Purchases of timberland designated as “replacement property”, as required by the tax-deferred exchange of Deltic’s agriculture segment assets, utilized $38.3 million for about 26,200 net acres in 2001 and $17.6 million for about 10,800 net acres in 2000 and are included in capital expenditures of this segment for the respective years.) Reforestation site preparation and planting required expenditures of $1.5 million in 2002, $1.7 million in 2001, and $1.5 million in 2000 and were the result of expansion of the Company’s planting program due to recent acquisitions of timberland and to regeneration harvests.

During 2002, $1.9 million was expended to complete the project to replace the Waldo Mill’s vertical saw assembly with a curve sawing gang at a total cost of $3.9 million. The project has improved log recovery, increased hourly throughput capability, and enabled further diversity of product mix. There were no significant capital projects during 2002 at the Company’s Ola Mill. During 2001, $.9 million was expended to complete payment of the project to replace the Ola Mill’s vertical saw assembly and debarker with a curve sawing gang and faster debarker. The project was completed and placed in service in December 2000, at a total cost of $5.3 million, and has improved log recovery, increased hourly throughput capability, enabled further diversity of product mix, and allowed debarking of larger logs. At the Waldo Mill, $2.1 million was spent during 2001 toward the installation of its curve sawing gang.

Capital expenditures for Real Estate operations related to the cost of lot development totaled $4.5 million in 2002, compared to $4.2 million in 2001 and $5.4 million in 2000. Construction of The Village at Rahling Road, Deltic’s 35,000-square-foot retail center in Chenal Valley, was completed during 2000 and required expenditures of $1.2 million in 2000. In addition, expenditures for tenant-specified interior finishing for this retail center required $.3 million in 2002 and $.2 million in 2001. Site work for adjacent commercial outparcel sites totaled $.2 million in 2000. Infrastructure construction required $.5 million in 2002 and $.7 million in 2001, with no significant such expenditures in 2000. Construction of the new 18-hole golf course at Chenal Country Club, initiated in 2001, required expenditures of $3.8 million in 2002 and $4.8 million in 2001. Other expenditures were primarily for various amenity improvements.

Corporate operations had capital expenditures for computer equipment and software of $.1 million in 2002, $.2 million in 2001, and $.1 million in 2000. During 2000, $.2 million was expended for the purchase of an additional investment in a consolidated entity.

Deltic had commitments of $13.8 million for capital projects in progress at December 31, 2002, including $8.3 million for timberland acquisitions, $.6 million for reforestation site preparation and planting; $.8 million for a second debarker at the Waldo Mill to further improve hourly throughput capability; and $3.6 million related to residential lot and commercial development, infrastructure construction, and amenity improvements at the Company’s real estate developments. Commitments at the Chenal Valley development included $2.3 million for development of residential lots in four neighborhoods and $.9 million for various amenity projects, including $.4 million for completion of the second golf course at Chenal Country Club.

The net change in purchased stumpage inventory required cash of $1.8 million in 2002 and provided cash of $4.3 million in 2001 and $.6 million in 2000. Advances to Del-Tin Fiber by the Company amounted to $12.2 million, $14.7 million, and $12.9 million in 2002, 2001, and 2000, respectively. During 2000, $.9 million of U.S. government securities matured. Proceeds from the disposal of agriculture segment assets, primarily 38,800 net acres of farmland and related machinery and equipment, provided cash of $18.1 million in 2001 and $20.9 million in 2000. During 2000, $14.9 million of the proceeds from the sales of both farm and timber land were held by a trustee to be used to acquire timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges. These proceeds were received from the trustee in 2001 and utilized for timberland acquisition expenditures as required. During 2001, $2.2 million of proceeds from sales of appreciated timberland parcels were deposited and held by a trustee in a similar tax-deferred exchange. In 2002, these proceeds were received from the trustee, and $2.1 million was utilized to acquire timberlands as required while the remaining $.1 million was deposited into the Company’s operating funds account and subject to applicable income taxes. An additional $.4 million of similar proceeds was held by a trustee at the end of 2002. As necessary to accomplish the tax-deferred exchange of farmland for timberland, advances in the form of notes receivable, amounting to $16.4 million, were made to accommodating title holders during 2000, with repayments received in 2001. Initiation fees received from members joining Chenal Country Club, which are accounted for as a reduction in the cost basis of the club rather than net sales, amounted to $1.1 million in 2002, $.8 million in 2001, and $.6 million in 2000.

During 2002, Deltic borrowed $63 million under its revolving credit facility and $3.5 million under a short-term facility, with repayments of $61 million and $3.5 million, respectively. In addition, the Company issued $30 million of privately placed, fixed-interest rate, long-term senior notes on December 20, 2002. (Upon this issuance, Deltic applied the proceeds towards its revolving credit facility and then borrowed $30 million under this facility on December 30, 2002, to redeem its outstanding preferred stock.) In 2001, borrowings under available credit facilities provided $14.5 million, with repayments amounting to $18.3 million, and repayments of owner-financed debt required $.5 million. During 2000, the Company borrowed $64.7 million and made debt repayments, totaling $32.1 million, including $.2 million toward owner-financed debt.

Purchases of treasury stock required cash of $.7 million in 2002, $1 million in 2001, and $10 million in 2000. The increase in bank overdraft was $.9 million in 2002 and $1.4 million in 2000, but it decreased $1.4 million, to zero at year-end, during 2001. For the three years ended December 31, 2002, cash required to pay preferred stock dividends totaled $2.3 million in each year. The Company paid dividends on common stock of $3 million in 2002, 2001, and 2000. During 2002, proceeds from stock option exercises amounted to $1.2 million compared to zero in 2001 and 2000. In the fourth quarter of 2001, the Company eliminated certain stock option exercise procedures which resulted in fixed-plan accounting for its stock options. (For additional information about the Company’s stock-based compensation plan, refer to Note 15 to the consolidated financial statements.) In 2002 and 2001, the Company paid $.2 million and $.5 million, respectively, related to the placement of the $30 million of senior notes in 2002 and the negotiated replacement of its revolving credit facility during 2001.

Financial Condition

Working capital at year-end totaled $2.1 million in 2002 and $13 million in 2001. Deltic’s working capital ratio at December 31, 2002, was 1.2 to 1, compared to 2.8 to 1 at the end of 2001. Cash and cash equivalents at the end of 2002 were $1.1 million compared to $6.1 million at the end of 2001. During 2002, total indebtedness of the Company increased $32 million to $116.2 million at year-end due primarily to borrowings used to redeem its $30 million of preferred stock on December 31, 2002. Deltic’s long-term debt to stockholders’ equity ratio was .713 to 1 at December 31, 2002, compared to .466 to 1 at year-end 2001.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, in addition to expanding lumber production as market conditions allow and developing both residential and commercial properties at Chenal Valley and Red Oak Ridge.

To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured, committed revolving credit facility totaling $105 million. The agreement will expire on July 15, 2004. As of December 31, 2002, $59 million was available in excess of all borrowings outstanding under or supported by the facility. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 7 to the consolidated financial statements.)

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. As of December 31, 2002, the Company had expended $1.8 million under this program, with the purchase of 80,300 shares at an average cost of $22.06 per share, of which 31,800 shares at an average cost of $23.44 were purchased during 2002. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

The Company has agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom Del-Tin Fiber has obtained its $89 million credit facility. Under this agreement, Deltic and the other 50 percent owner of the joint venture have agreed to fund any deficiency in contributions to either Del-Tin Fiber’s required sinking fund or debt service reserve, up to a cumulative total of $17.5 million for each owner. In addition, each owner has committed to a production support agreement, under which each owner has agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service until the plant is able to successfully complete a minimum production test. Both owners have also agreed to fund any operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements. These contingent obligations are not reduced as a result of the Company’s write-off of the carrying value of its investment in Del-Tin Fiber as of December 31, 2002. Due to the probable requirement for Deltic to advance to Del-Tin Fiber amounts equal to its share of the facility’s 2003 quarterly sinking fund obligation, based on the plant’s 2003 cash flow projections, the Company recorded a liability to reflect this amount. This liability, in the amount of $4,478,000, is included in Deferred Revenues and Other Accrued Liabilities in the Company’s 2002 Consolidated Balance Sheet. No additional liability was required for such payments after 2003 due to projected improvement in Del-Tin Fiber’s cash flows and to the Company’s intent to exit the business or to refinance the joint-venture’s long-term debt by the end of 2003.

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables. (For information about the Company’s non-contractual cash payment obligations, refer to Note 18 to the consolidated financial statements.)

(Millions of dollars)	Total	During 2003	2004 to 2006	2007 to 2008	After 2008
Contractual cash payment obligations
Long-term debt	$116.2	.1	46.1	43.3	26.7
Other commercial commitment expirations
Del-Tin Fiber contingent equity contribution agreement	17.5	—	17.5	—	—
Letters of credit	1.3	.6	.7	—	—

Deltic’s management believes that cash provided from its operations and the remaining amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company’s continued timberland acquisition and stock repurchase programs, additional advances to Del-Tin Fiber, and capital expenditures, for the foreseeable future.

The preceding discussion of the Company’s liquidity and capital resources contains “forward-looking statements” which were made in reliance upon the safe harbor provisions of the Private Securities Reform Act of 1995. Such statements reflect the Company’s current expectations and involve risks and uncertainties. Actual results could differ materially from those included in such forward-looking statements.

Other Matters

Impact of Inflation

General inflation has not had a significant effect on the Company’s operating results during the three years ended December 31, 2002. The Company’s timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy and long-term interest rates, specifically as such may manifest themselves in the Central Arkansas region.

Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does, on occasion, consider the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended December 31, 2002. Deltic held various financial instruments at December 31, 2002 and 2001, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from contractual debt guarantees and letters of credit issued for the benefit of Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to Note 12 to the consolidated financial statements.)

Interest Rate Risk—The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments’ fair value, but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company’s funds held by trustee; long-term debt, including current maturities; contractual guarantees of debt; and letters of credit at December 31, 2002, were $.4 million, $118.1 million, $15.5 million, and $1.3 million, respectively.

A one percentage-point increase in prevailing interest rates would result in decreases in the estimated fair value of long-term debt of $7.1 million and contractual guarantees of debt of $.5 million, while the fair value of the Company’s funds held by trustee and letters of credit would be unchanged. Initial fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities. The estimated pretax earnings and cash flows impact for 2002 resulting from a one percentage-point increase in interest rates would be approximately $.5 million, holding other variables constant.

Foreign-Exchange Rate Risk—The Company currently has no exposure to foreign-exchange rate risk because all of its financial instruments are denominated in U.S. dollars.

Commodity Price Risk—The Company has no financial instruments subject to commodity price risk.

Equity Security Price Risk—None of the Company’s financial instruments have potential exposure to equity security price risk.

The preceding discussion of the Company’s estimated fair value of its financial instruments and the sensitivity analyses resulting from hypothetical changes in interest rates are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the Company’s current expectations and involve uncertainties. These forward-looking market risk disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects which could impact Deltic’s business as a result of changes in interest rates, foreign-exchange rates, commodity prices, or equity security prices.

Critical Accounting Policies

The Company has identified nine of its current accounting policies as being, in management’s view, critical to the portrayal of the Company’s financial condition and results of operations, in addition to requiring significant judgement on the part of management as it pertains to certain factors inherent in the policies. These policies, along with explanations of the key factors identified and considered by management, are described below. (For a listing of all significant accounting policies of the Company, refer to Note 1 to the consolidated financial statements.)

1)	Inventories—Inventories of logs, lumber, and supplies are stated at the lower of cost or market (net realizable value), primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead.

Determination of the net realizable value of each component of lumber inventory requires estimation of the expected future selling price for each item in inventory held for sale. For this, management utilizes a pricing schedule, based on the Random Lengths Lumber Report, which is prepared weekly for its sales personnel. For in-process lumber inventories at the Company’s manufacturing facilities, this also requires estimation of the future cost per unit to complete manufacturing from each stage of processing, using historical manufacturing costs. This estimation process can affect the asset carrying value for inventories, and any required inventory write-down would affect both current and future periods’ results of operations. (For additional information about the Company’s inventories, refer to Note 3 to the consolidated financial statements.)

2)	Investment in Real Estate Held for Development and Sale—Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities. These costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company’s three developments—Chenal Valley, Chenal Downs, and Red Oak Ridge—are allocated to neighborhoods over the entire respective development area.

The key factors involved in determining the Investment in Real Estate Held for Development and Sale are the treatment of the clubhouse and golf course at Chenal Country Club, the amenity around which the Chenal Valley development is centered, as an amenity rather than an operating fixed asset and the management estimates required to estimate the future indirect development costs and sales values of the areas of Chenal Valley yet to be developed. Due to accounting for Chenal Country Club as an amenity, the cost of the clubhouse and golf course, including the estimated cost of planned future improvements, are charged against income as real estate is sold rather than depreciating this cost. This amenity treatment also records the initiation fees received from members joining the club as a reduction in the cost basis of the club rather than as net sales. In addition, the Company’s model for allocating the indirect cost to be expensed against each piece of real estate sold requires management to estimate the future indirect costs to be incurred for the entire development, primarily infrastructure costs and future improvements at Chenal Country Club (net of estimated future initiation fees to be received), as well as the potential market value of each tract of undeveloped property within the Chenal Valley development. In determining future indirect development costs, management relies on cost projections for its development plans provided by independent, professional engineering consultants. Appraisers are utilized to provide the potential market value for unsold acreage.

3)	Investment in Del-Tin Fiber—Investment in Del-Tin Fiber, a 50 percent-owned limited liability company, is carried at cost and is being adjusted for the Company’s proportionate share of its undistributed earnings or losses. The Company’s equity-method-basis carrying value for its investment in Del-Tin Fiber is evaluated for possible impairment, as required under the requirements of Accounting Principles Board Opinion (“APB”) 18. This evaluation resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of the investment was written-off, to zero, for the 2002 Consolidated Balance Sheet.

For Deltic’s investment in Del-Tin Fiber, the key determinations by management are the accounting treatment for this investment under the equity method of accounting rather than as a consolidated subsidiary since the joint venture is 50 percent owned by both owners and the factors used in evaluating the impairment of its investment’s carrying value. Deltic management has determined that there is no control by either company due to having a Board of Managers with equal representation. As such, the assets and liabilities of Del-Tin Fiber are not included in the amounts reported on the Company’s balance sheet for any period. In evaluating the possibility of the existence of an impairment for the Company’s carrying value for its investment in Del-Tin Fiber under APB 18, management must estimate future net cash flows from the possible courses of action available for its investment, such as continuing to maintain or sell its investment, to determine both recoverability of the carrying amount and fair value of the investment. As such, management must determine the possible courses of action and estimate the probability of each potential action, as well as the related future net cash flows. Then, if estimated fair value is less than the carrying amount, management must determine if this impairment is other than temporary. If so, then an impairment write-down is required. (For additional information about the Company’s investment in Del-Tin Fiber, refer to Note 4 to the consolidated financial statements.)

3)	Timber and Timberlands—Timber and timberlands, which includes purchased stumpage inventory and logging facilities, is stated at acquisition cost less cost of fee timber harvested and accumulated depreciation of logging facilities. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of roads constructed and other land improvements, are depreciated using the straight-line method over a ten-year estimated life. The Company estimates its fee timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. The cost of timber and timberland purchased and reforestation costs are capitalized. Fee timber carrying costs are expensed as incurred.

The key components of the Timber and Timberlands policy are management’s decision to maintain separate timber cost pools for each legal entity within the Deltic consolidated group and the required estimation of timber inventory volume, by species, for each of these companies in order to calculate the cost of fee timber harvested per ton. Management has elected to maintain a separate cost pool for the timber owned by each company, thus resulting in a different cost per ton for fee timber harvested for each. The mix of harvest by company for any period can significantly affect the amount of cost of fee timber harvested expense reported (2002 per ton costs ranged from $3.34 to $46.67 per ton for pine sawtimber). In determining these rates, management must estimate the volume of timber existing on its timberlands. To estimate these fee timber inventories, the Company relies on its experienced forestry personnel and their use of statistical information and data obtained by actual physical measurements and other information gathering techniques. The cost of fee timber harvested recognized is impacted by the accuracy of this volume estimation. (For additional information about the Company’s timber and timberlands, refer to Note 5 to the consolidated financial statements.)

4)	Property, Plant, and Equipment—Property, plant, and equipment is stated at cost less accumulated depreciation. Depreciation of buildings, equipment, and other depreciable assets is primarily determined using the straight-line method. Expenditures that substantially improve and/or increase the useful life of facilities or equipment are capitalized. Maintenance and repair costs are expensed as incurred. Gains and losses on disposals or retirements are included in income as they occur.

Property, plant, and equipment assets are evaluated for possible impairment on a specific asset basis or in groups of similar assets, as applicable, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

The key factors for the Property, Plant, and Equipment policy are the estimation of the useful lives of the Company’s various asset types, the election to primarily utilize the straight-line method for recording depreciation, management’s judgement regarding appropriate capitalization or expensing of costs related to fixed assets, and management’s determination regarding impairment of any Company asset or group of assets. The estimation of useful lives for fixed assets impacts the level of annual depreciation expense recorded. Utilization of the straight-line method for recording depreciation or any of the other acceptable methods for depreciating assets results in the same amount of depreciation over the life of an asset; however, the amount of annual depreciation expense and the resulting carrying amount of net property, plant, and equipment will vary significantly depending on the method elected. Management feels that the straight-line method results in the most accurate recognition of periodic depreciation expense for the majority of the Company’s assets. Management’s evaluation of whether an expenditure related to property, plant, and equipment substantially improves and/or increases the useful life of an asset and is appropriately capitalized as an addition to the asset’s cost basis or is expensed as normal maintenance and repair expense also can significantly affect results of operations for a given period, as well as the Company’s financial position. Management has also evaluated any asset or group of assets for which potential impairment might exist and has determined that there are none requiring an impairment write-down. This process requires management’s estimate of future cash flows generated by each asset or group of assets. For any instance where this evaluation process might indicate an impairment exists, the appropriate asset’s carrying values would be written down to fair value and the amount of the write-down would be charged against the results of continuing operations. (For additional information about the Company’s property, plant, and equipment, refer to Note 6 to the consolidated financial statements.)

5)	Revenue Recognition—Revenue from the sale of lumber and wood by-products is recorded at the time of shipment. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested; such intersegment sales, which are generally made at prices that approximate market, are eliminated in the consolidated financial statements. Revenue from timberland and real estate sales is recorded when the sale is closed and legal title is transferred, which is generally at the time the purchaser executes the real estate sale closing documents and makes payment to the title company handling the closing.

7)	Income Taxes—The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are assumed will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The key management decisions related to Income Taxes are the determination of current taxability of transactions, the election to capitalize or expense costs incurred, the decision regarding the appropriate depreciation method for income tax purposes (these three factors ultimately affect the Company’s cash flows for income taxes paid and determine the differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities), and management’s estimation of the appropriateness of valuation allowances to reduce any deferred tax assets that exist. The Company’s management also decided during 2002 to elect to file consolidated state tax returns, effective with the filing of the 2001 returns, which had the effect of reduced state tax liability for the Company. Deltic’s management periodically evaluates the Company’s ability to realize future benefit of deferred tax assets by reviewing the expected turnaround of deferred tax liabilities and the amount of future taxable income and by evaluating tax planning strategies that could possibly be implemented to realize deferred tax assets. (For additional information about the Company’s income taxes, refer to Note 10 to the consolidated financial statements.)

8)	Stock-Based Compensation—At December 31, 2002, Deltic had a stock-based compensation plan for which the Company applies the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying common stock on the date of grant. As of November 2001, the Company eliminated certain option exercise procedures, resulting in a change to fixed-plan accounting treatment for all options outstanding. Prior to that date, the Company was required to apply variable plan accounting standards which required adjustment of the cost of options granted for changes in the market value per share of the Company’s common stock.

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, for the years ended December 31 consisted of the following:

(Thousands of dollars, except per share amounts)	2002	2001	2000
Net income/(loss), as reported	$(13,639)	9,980	13,557
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	431	402	270
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(937)	(785)	(565)

Pro forma net income/(loss)	$(14,145)	9,597	13,262

Basic earnings per share
As reported	$(1.33)	.65	.93
Pro forma	(1.38)	.62	.90

Dilutive earnings per share
As reported	$(1.33)	.65	.93
Pro forma	(1.38)	.61	.90

For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2002, 2001, and 2000, respectively: dividend yields of 1.06 percent, 1.06 percent, and .97 percent; expected volatility of 31.19 percent; 38.52 percent, and 38.59 percent; risk-free interest rates of 4.37 percent, 5.08 percent, and 6.80 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2002, 2001, and 2000 was $9.26, $9.05, and $9.03, respectively.

The key management decision factors for Stock-Based Compensation are the decision to account for stock-based compensation using the intrinsic value recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, or the fair value recognition and measurement principles of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stocked-Based Compensation – Transition and Disclosure, and the determination of the exercise price for options granted. Currently, a company’s management can elect to adopt SFAS 123 or continue to use APB 25 for recognizing stock option expense in its financial statements. If continued use of APB 25 is elected, the income statement will generally reflect a lesser amount for stock-based compensation expense, and the potential impact of adopting SFAS 123 and SFAS 148 will only be disclosed on a pro forma basis in the financial statement footnotes. Under the Company’s stock incentive plan, option exercise price for options granted is equal to the fair market per share stock price on the date of the grant, which should result in no stock-based compensation expense for future options granted under the Company’s stock incentive plan.

However, options granted in February 2002 were subject to shareholder approval at the Company’s annual stockholders’ meeting on April 25, 2002, the accounting measurement date for these options. As a result, these options had an intrinsic value of $3.46 per share due to an increase in the market price of the Company’s common stock between February and April, and the resulting stock-based compensation expense is being recognized over the vesting periods of these options. (For additional information about the Company’s stock-based compensation, refer to Note 15 to the consolidated financial statements.)

9)	Pensions and Other Postretirement Benefits — The Company sponsors both a qualified and a nonqualified, noncontributory, defined benefit retirement plan that covers substantially all employees. Benefits are based on years of service, including those with Murphy Oil Corporation (“Murphy Oil”), the Company’s former parent, and final career-average-pay formulas as defined by the plans. The qualified plan is funded to accumulate sufficient assets to provide for accrued benefits. The nonqualified plan, a supplemental executive plan, is not funded; the Company pays any benefits due under this plan on a monthly basis.

The company also sponsors a defined benefit health care plan and a life insurance benefit plan for substantially all retired employees. The Company measures the costs of its obligations for these plans based on its best estimate. The net periodic costs are recognized as employees render the services necessary to earn these postretirement benefits.

The key decisions for management related to Pensions and Other Postretirement Benefits are the plans’ assumptions for weighted average discount rate, expected long-term rate of return on plan assets, rate of compensation increase, and the assumed health care inflation rate. In determining these assumptions, management utilizes outside advisors and the results of industry compensation surveys. The amount of expense related to the Company’s retirement and other postretirement benefit plans recognized annually and funding requirements, where applicable, are directly affected by these assumptions. (For additional information about the Company’s pension and other postretirement benefits, including the sensitivity of annual expense and benefit obligations, refer to Note 14 to the consolidated financial statements.)

Related-Party Transactions

The Company has committed to provide to Del-Tin Fiber a portion of the plant’s fiber and wood supply at market prices. This arrangement benefits Del-Tin Fiber by ensuring a portion of its raw material needs while providing the Company with a purchaser of residual by-products produced by its lumber mills, if needed. The market price that Deltic receives for these transactions is determined by the average price paid during the immediate preceding year by Del-Tin Fiber to other suppliers of the products purchased from the Company. During 2002 and 2001, Deltic sold Del-Tin Fiber approximately $3 million and $1.9 million, respectively, of these residual by-products. (The increase for 2002 was due to Del-Tin Fiber being shut down for approximately four months during 2001.)

During the process of disposing of its former agriculture operations’ farmland, the Company sold 12,600 net acres in 2000 to Epps Plantation, LLC, which is owned by the Charles H. Murphy Family Investments Limited Partnership, for $14.4 million. The estate of Charles Murphy holds a significant ownership of the Company’s common stock; and four of the Company’s directors are related to the late Charles Murphy. In addition, approximately 450 net acres were sold in 2000 to Munoco Company L.C. (“Munoco”) for $.3 million. The managing partner of Munoco is Robert C. Nolan, Chairman of Deltic’s Board of Directors and a nephew of the late Charles Murphy. The directors who are related to Mr. Murphy, including Robert C. Nolan, recused themselves from all discussions and actions related to these transactions. The sales price for all tracts involved in these transactions was derived from an approved market index formula which produced prices in excess of the average of the appraised value of the tracts. During 2000, Deltic also sold 2,600 net acres of non-strategic hardwood timberland located near its former farmland to Epps Plantation, LLC for $4.9 million. However, the Company does not anticipate similar related-party land transactions on a recurring basis. (For additional information regarding these related-party transactions, refer to Notes 2 and 4 to the consolidated financial statements.)

Impact of Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, in addition to SFAS 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 also amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Effective dates for SFAS 145 vary by issue addressed. Adoption of SFAS 145 is not expected to have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, and is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material impact on the Company’s financial statements.

In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions. SFAS 147 amended SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions; SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets; and FASB Interpretation 9, Applying APB 16 and 17 When a Savings and Loan Association or Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. SFAS 147 requires that acquisitions of financial institutions be accounted for using the purchase method and the recoverability of any intangible assets recognized at acquisition be evaluated using the same provisions as for other long-lived assets that are held and used. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The effective date for evaluating previously recognized intangible assets for impairment was October 1, 2002. SFAS 147 will not have an impact on the Company’s financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements in connection with its guarantee of funding the debt sinking fund requirements of Del-Tin Fiber. (For additional information about these disclosures regarding Del-Tin Fiber, refer to Note 4 to the consolidated financial statements.)

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company currently applies the accounting measurement provisions of APB 25 to account for stock-based compensation and has not adopted the measurement provisions of SFAS 123, as amended by SFAS 148; however, it has adopted the disclosure requirements of both SFAS 123 and SFAS 148. (For additional information about the Company’s stock-based compensation, refer to Note 15 to the consolidated financial statements.)

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 is an interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities, which have the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties and/or (2) the equity investors lack one or more of the essential characteristics of a controlling financial interest. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption of FIN 46 is not expected to have a material impact on the Company’s financial statements.

Disposal of Agricultural Assets

In August 2000, Deltic’s Board of Directors approved the project to dispose of the Company’s agricultural land holdings for pine timberland in a tax-efficient manner. The Company engaged an agricultural land consulting and brokerage firm to act as advisors in evaluating and marketing about 50,000 acres (approximately 38,800 acres net to Deltic) of farmland located in northeast Louisiana. As of December 31, 2001, the Company had closed on the sale of all of its former agriculture lands, as well as all related agriculture operational assets. Proceeds from the farmland sales were deposited with a qualified intermediary and used to acquire pine timberland designated as “replacement property”, in accordance with IRS provisions for a tax-deferred exchange. (For additional information about the Company’s disposal of its agriculture assets, refer to Note 2 to the consolidated financial statements.)

Environmental Matters

Deltic is committed to protecting the environment and has certain standards with which it must comply based on federal, state, and local laws for the protection of the environment. Costs of compliance through 2002 have not been material, and the Company’s management currently has no reason to believe that such costs will become material for the foreseeable future.

Contingencies

The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

Outlook

Pine sawtimber harvested from Deltic’s fee lands in 2003 is projected to decrease from 2002’s level to 600,000 to 650,000 tons due to the completion of the Company’s three-year harvest plan for well-stocked timberland acreage acquired in 1998. The program to consider sales of timberland which may be identified as non-strategic or have a higher and better use will continue, with sales of 3,000 to 5,000 acres anticipated for 2003. Although lumber production is projected to increase, output is subject to market conditions and is estimated at 200 to 250 MMBF for 2003. Based on continued growth in west Little Rock, Arkansas, the Company expects the number of residential lot sales to be about 175 to 200 lots for the year of 2003, barring declines in economic growth or residential construction activity. Commercial acreage sales are expected to improve from 2002’s level. (On March 11, 2003, Deltic announced the sale of a 28-acre commercial tract located in Chenal Valley to Wal-Mart Stores, Inc.) Due to the Company’s commitment to fund its share of any Del-Tin Fiber operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership interest in the facility is sold, the Company will continue to recognize losses related to Del-Tin Fiber to the extent of these advances. The Company is engaged in efforts to determine market interest for its Del-Tin Fiber ownership, and intends to continue its efforts to improve the plant’s operating and financial performance.

The Company’s capital expenditure budget for the year of 2003 was prepared during the fall of 2002 and provides for expenditures totaling $38.4 million. The Woodlands capital budget includes $18.3 million for timberland acquisitions, which will be dependent on the availability of acreage at prices that meet the Company’s criterion for timber stocking, growth potential, site index, and location. (Included in this amount was $8.3 million for an acquisition of 4,979 acres of timberland for which Deltic was negotiating purchase at December 31, 2002, which closed in January 2003. This transaction was included in the Company’s reported commitments at year-end.) During 2003, various sawmill projects are expected to require $3.7 million, including $.8 million for a second log debarker at the Waldo Mill and $.7 million to install a J-hook sorter, unscrambler, and trimmer at the Ola Mill. Depending on market conditions, expenditures for residential lot development totaling $8 million are projected to add about 300 lots to available inventory. Expenditures of $1.1 million will be required during 2003 for completion of construction of Chenal Country Club’s second golf course and completion of construction of new tennis courts and additional clubhouse parking. These projects will enable club membership to increase, and the second course has facilitated development of additional residential neighborhoods, the second of which is currently being developed to be offered for sale in the latter part of the first quarter of 2003. Capital and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company’s estimated cash flows from operations, borrowings under credit facilities, or general economic conditions.

Despite a strong housing market, lumber supply continues to outpace demand due to overproduction in North America and increased imports from overseas, resulting in weak lumber prices. The implementation of duties on Canadian lumber imports in May 2002 exacerbated the imbalance, as a number of Canadian producers responded by increasing production. The situation may improve in the near term as the industry enters the spring building season. However, any sustained recovery in the lumber market is dependent upon a reduction in supply or a satisfactory resolution of the Canadian trade issue. Although the regional market for pine sawtimber has remained relatively stable during this period of weak lumber prices, sawtimber prices could decline slightly in 2003 if the lumber market does not improve. Demand for the Company’s residential lots continues to be strong and is expected to remain so as long as interest rates stay at or near current levels.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to quantitative and qualitative disclosures about market risk of the Company is set forth under the caption “Other Matters—Market Risk” in Item 7 of Part II of this report.

Item 8. Financial Statements and Supplementary Data

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

(Thousands of dollars)

	2002	2001
Assets
Current assets
Cash and cash equivalents	$1,057	6,122
Trade accounts receivable – net	3,230	4,319
Other receivables	2,321	2,938
Inventories	6,257	5,565
Prepaid expenses and other current assets	1,607	1,428

Total current assets	14,472	20,372

Investment in real estate held for development and sale	42,551	36,698
Investment in Del-Tin Fiber	—	11,600
Other investments and noncurrent receivables	2,558	2,907
Timber and timberlands – net	209,317	211,754
Property, plant, and equipment – net	39,572	41,774
Deferred charges and other assets	2,076	3,275

Total assets	$310,546	328,380

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$70	74
Trade accounts payable	3,316	3,524
Accrued taxes other than income taxes	1,194	1,190
Bank overdraft	913	—
Deferred revenues and other accrued liabilities	6,854	2,569

Total current liabilities	12,347	7,357

Long-term debt	116,120	84,190
Deferred tax liabilities – net	11,955	19,669
Other noncurrent liabilities	7,162	6,365
Redeemable preferred stock	—	30,000
Stockholders’ equity
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, zero and 600,000 shares issued as redeemable preferred stock at end of 2002 and 2001, respectively	—	—
Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	69,075	68,766
Retained earnings	114,165	133,034
Unamortized restricted stock awards	(133)	(264)
Treasury stock	(20,273)	(20,865)

Total stockholders’ equity	162,962	180,799

Total liabilities and stockholders’ equity	$310,546	328,380

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2002, 2001, and 2000

(Thousands of dollars, except per share amounts)

	2002	2001	2000
Net sales	$104,512	106,011	109,531

Costs and expenses
Cost of sales	70,979	68,125	71,628
Depreciation, amortization, and cost of fee timber harvested	15,224	14,991	12,829
General and administrative expenses	7,612	7,071	6,960

Total costs and expenses	93,815	90,187	91,417

Operating income	10,697	15,824	18,114

Equity in loss of and write-off of investment In Del-Tin Fiber	(28,217)	(9,132)	(10,938)
Interest income	284	946	517
Interest and other debt expense	(4,558)	(5,725)	(4,921)
Other income/(expense)	433	438	340

Income/(loss) from continuing operations before income taxes	(21,361)	2,351	3,112

Income taxes	7,722	(728)	(411)

Income/(loss) from continuing operations	(13,639)	1,623	2,701

Discontinued operations
Income/(loss) from discontinued agriculture operations, net of income taxes	—	—	440
Gain on disposal of agriculture segment, net of income taxes	—	8,357	10,416

Income/(loss) from discontinued operations	—	8,357	10,856

Net income/(loss)	$(13,639)	9,980	13,557

Earnings per common share
Basic
Continuing operations	$(1.33)	(.05)	04
Discontinued operations	—	70	89

Net income/(loss)	$(1.33)	65	93

Assuming dilution
Continuing operations	$(1.33)	(.05)	04
Discontinued operations	—	70	89

Net income/(loss)	$(1.33)	65	93

Dividends declared per common share	$25	25	25

Average common shares outstanding (thousands)	11,919	11,896	12,176

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002, 2001, and 2000

(Thousands of dollars)

	2002	2001	2000
Operating activities
Net income/(loss)	$(13,639)	9,980	13,557
Adjustments to reconcile net income/(loss) to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	15,224	14,991	13,195
Deferred income taxes	(7,714)	6,655	10,129
Gain from disposal of agriculture segment assets	—	(14,454)	(17,381)
Real estate costs recovered upon sale	5,456	9,577	8,428
Timberland costs recovered upon sale	921	1,027	762
Equity in loss of and write-off of investment in Del-Tin Fiber	28,217	9,132	10,938
Net increase/(decrease) in provisions for pension and other postretirement benefits	1,387	1,001	911
(Increase)/decrease in operating working capital other than cash and cash equivalents	1,532	2,866	2,083
Other—net	1,068	463	297

Net cash provided/(required) by operating activities, including discontinued operations	32,452	41,238	42,919

Investing activities
Capital expenditures requiring cash	(24,237)	(63,781)	(43,401)
Net change in purchased stumpage inventory	(1,823)	4,321	610
Advances to Del-Tin Fiber	(12,219)	(14,701)	(12,903)
Purchases of U.S. government securities	—	—	(12)
Maturities of U.S. government securities	—	—	948
Proceeds from disposal of agriculture segment assets	—	18,079	20,859
Increase/(decrease) in farmland sale contract deposits	—	(1,455)	1,455
(Increase)/decrease in funds held by trustee	1,789	14,082	(16,318)
Receipts of/(additions to) noncurrent receivables	—	17,105	(16,383)
Other—net	1,212	960	1,511

Net cash provided/(required) by investing activities, including discontinued operations	(35,278)	(25,390)	(63,634)

Financing activities
Proceeds from borrowings	96,450	14,533	64,700
Repayments of notes payable and long-term debt	(64,524)	(18,815)	(32,116)
Redemption of preferred stock	(30,000)	—	—
Treasury stock purchases	(746)	(1,026)	(10,017)
Increase/(decrease) in bank overdraft	913	(1,384)	1,378
Preferred stock dividends paid	(2,344)	(2,262)	(2,262)
Common stock dividends paid	(2,981)	(2,974)	(3,038)
Proceeds from stock option exercises	1,161	—	—
Other—net	(168)	(510)	—

Net cash provided/(required) by financing activities, including discontinued operations	(2,239)	(12,438)	18,645

Net increase/(decrease) in cash and cash equivalents	(5,065)	3,410	(2,070)
Cash and cash equivalents at beginning of year	6,122	2,712	4,782

Cash and cash equivalents at end of year	$1,057	6,122	2,712

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2002, 2001, and 2000

(Thousands of dollars)

	2002	2001	2000
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares; zero, 600,000, and 600,000 shares issued as redeemable preferred stock at end of 2002, 2001, and 2000, respectively (See Note 9 – Redeemable Preferred Stock)	$—	—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of each year	128	128	128

Capital in excess of par value
Balance at beginning of year	68,766	68,757	68,808
Exercise of stock options	309	9	—
Restricted stock awards	—	—	(51)

Balance at end of year	69,075	68,766	68,757

Retained earnings
Balance at beginning of year	133,034	128,290	120,033
Net income/(loss)	(13,639)	9,980	13,557
Preferred stock dividends accrued	(2,249)	(2,262)	(2,262)
Common stock dividends declared, $.25 per share	(2,981)	(2,974)	(3,038)

Balance at end of year	114,165	133,034	128,290

Unamortized restricted stock awards
Balance at beginning of year	(264)	(472)	(205)
Stock awards	—	—	(472)
Shares forfeited	—	—	19
Amortization to expense	131	208	186

Balance at end of year	(133)	(264)	(472)

Treasury stock
Balance at beginning of year – 925,725, 878,556, and 419,544 shares, respectively	(20,865)	(19,869)	(10,356)
Shares purchased – 31,800 shares in 2002, 48,500 shares in 2001, and 479,606 shares In 2000	(746)	(1,026)	(10,017)
Forfeited restricted stock – 806 shares in 2000	—	—	(19)
Shares issued for incentive plans – 59,350 shares in 2002, 1,331 shares in 2001, and 21,400 shares in 2000	1,338	30	523

Balance at end of year – 898,175, 925,725, and 878,556 shares, respectively, at cost	(20,273)	(20,865)	(19,869)

Total stockholders’ equity	$162,962	180,799	176,834

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 1—Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements of Deltic Timber Corporation (“Deltic” or “the Company”) include the accounts of Deltic and all majority-owned subsidiaries after elimination of significant intercompany transactions and accounts.

Use of Estimates—In the preparation of the Company’s financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results may differ from those estimates.

Cash Equivalents—Cash equivalents include U.S. government securities that have a maturity of three months or less from the date of purchase.

Allowance for Doubtful Accounts—The Company provides an allowance for doubtful accounts based on a review of the specific receivables outstanding. At December 31, 2002 and 2001, the balance in the allowance account was $88,000 and $127,000, respectively.

Inventories—Inventories of logs, lumber, and supplies are stated at the lower of cost or market, primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead. (For additional information, see Note 3 – Inventories.)

Investment in Real Estate Held for Development and Sale—Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities. These costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company’s three development areas—Chenal Valley, Chenal Downs, and Red Oak Ridge—are allocated to neighborhoods over the entire respective development area.

Investment in Del-Tin Fiber—Investment in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a 50 percent-owned limited liability company, is carried at cost and is adjusted for the Company’s proportionate share of its undistributed earnings or losses. The Company’s equity-method-basis carrying value for its investment in Del-Tin Fiber is evaluated for possible impairment, as applicable under the requirements of Accounting Principles Board Opinion (“APB”) 18. This evaluation resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of the investment was written off, to zero, for the 2002 Consolidated Balance Sheet. (For additional information, see Note 4—Investment in Del-Tin Fiber.)

Timber and Timberlands—Timber and timberlands, which includes purchased stumpage inventory and logging facilities, is stated at acquisition cost less cost of fee timber harvested and accumulated depreciation of logging facilities and includes no estimated future reforestation cost. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of roads constructed and other land improvements, are depreciated using the straight-line method over a ten-year estimated life. The Company estimates its fee timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. The cost of timber and timberland purchased and reforestation costs are capitalized. Fee timber carrying costs are expensed as incurred.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 1—Significant Accounting Policies (cont.)

Property, Plant, and Equipment—Property, plant, and equipment is stated at cost less accumulated depreciation. Depreciation of buildings, equipment, and other depreciable assets is primarily determined using the straight-line method. Expenditures that substantially improve and/or increase the useful life of facilities or equipment are capitalized. Maintenance and repair costs are expensed as incurred. Gains and losses on disposals or retirements are included in income as they occur.

Property, plant, and equipment assets are evaluated for possible impairment on a specific asset basis or in groups of similar assets, as applicable, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

Revenue Recognition—Revenue from the sale of lumber and wood by-products is recorded at the time of shipment. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested; such intersegment sales, which are generally made at prices which approximate market, are eliminated in the consolidated financial statements. Revenue from timberland and real estate sales is recorded when the sale is closed and legal title is transferred, which is generally at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

Income Taxes—The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are assumed will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation—At December 31, 2002, Deltic had a stock-based compensation plan for which the Company applies the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying common stock on the date of grant. As of November 2001, the Company eliminated certain option exercise procedures, resulting in a change to fixed-plan accounting treatment for all options. Prior to that date, the Company was required to apply variable plan accounting standards which required adjustment of the cost of options granted for changes in the market value per share of the Company’s common stock. (For additional information, see Note 15—Incentive Plans.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 1—Significant Accounting Policies (cont.)

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, for the years ended December 31 consisted of the following:

(Thousands of dollars, except per share amounts)	2002	2001	2000
Net income/(loss), as reported	$(13,639)	9,980	13,557
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	431	402	270
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(937)	(785)	(565)

Pro forma net income/(loss)	$(14,145)	9,597	13,262

Basic earnings per share
As reported	$(1.33)	65	93
Pro forma	(1.38)	62	90

Dilutive earnings per share
As reported	$(1.33)	65	93
Pro forma	(1.38)	61	90

For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2002, 2001, and 2000, respectively: dividend yields of 1.06 percent, 1.06 percent, and .97 percent; expected volatility of 31.19 percent, 38.52 percent, and 38.59 percent; risk-free interest rates of 4.37 percent, 5.08 percent, and 6.80 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2002, 2001, and 2000 was $9.26, $9.05, and $9.03, respectively.

Pensions and Other Postretirement Benefits—The Company sponsors both a qualified and a nonqualified, noncontributory, defined benefit retirement plan that covers substantially all employees. Benefits are based on years of service, including those with Murphy Oil Corporation (“Murphy Oil”), the company’s former parent, and final career-average-pay formulas as defined by the plans. The qualified plan is funded to accumulate sufficient assets to provide for accrued benefits. The nonqualified plan, a supplemental executive plan, is not funded; the Company pays any benefits due under this plan on a monthly basis.

The Company also sponsors a defined benefit health care plan and a life insurance benefit plan for substantially all retired employees. The Company measures the costs of its obligations for these plans based on its best estimate. The net periodic costs are recognized as employees render the services necessary to earn these postretirement benefits.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 1—Significant Accounting Policies (cont.)

Advertising Costs—Advertising costs, primarily related to marketing efforts for the Company’s real estate developments, are expensed as incurred. These costs amounted to $792,000 in 2002, $725,000 in 2001, and $634,000 in 2000 and are reflected in Cost of Sales on the Consolidated Statements of Income.

Capitalized Interest—The Company capitalizes interest for qualifying assets constructed or otherwise produced for which interest on directly associated debt was incurred. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of those assets.

Capital Expenditures—Capital expenditures include additions to Investment in Real Estate Held for Development and Sale; Timber and Timberlands; and Property, Plant, and Equipment.

Net Change in Purchased Stumpage Inventory—Purchased stumpage inventory consists of timber-cutting rights purchased from third parties specifically for use in the Company’s sawmills. Depending on the timing of acquisition and usage of this acquired stumpage inventory, the net change in inventory can either be a source or use of funds in the Company’s Consolidated Statements of Cash Flows.

Earnings per Common Share—Earnings per share (“EPS”) amounts presented are calculated under the provisions of the SFAS 128, Earnings per Share. Basic earnings per share is computed based on earnings available to common shareholders [net income/(loss) less accrued preferred dividends] and the weighted average number of common shares outstanding. The earnings per share assuming dilution amounts presented are computed based on earnings available to common shareholders and the weighted average number of common shares outstanding, including shares assumed to be issued under the Company’s stock option plan. (For a reconciliation of amounts used in per share computations, see Note 17 – Earnings per Share.)

Impact of Recent Accounting Pronouncements—In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, in addition to SFAS 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 also amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Effective dates for SFAS 145 vary by issue addressed. Adoption of SFAS 145 is not expected to have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, and is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material impact on the Company’s financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 1—Significant Accounting Policies (cont.)

In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions. SFAS 147 amended SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions; SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets; and FASB Interpretation 9, Applying APB 16 and 17 When a Savings and Loan Association or Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. SFAS 147 requires that acquisitions of financial institutions be accounted for using the purchase method and the recoverability of any intangible assets recognized at acquisition be evaluated using the same provisions as for other long-lived assets that are held and used and is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The effective date for evaluating previously recognized intangible assets for impairment was October 1, 2002. SFAS 147 will not have an impact on the Company’s financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements in connection with its guarantee of funding the debt sinking fund requirements of Del-Tin Fiber. (For additional information regarding these disclosures, see Note 4—Investment in Del-Tin Fiber.)

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company currently applies the accounting measurement provisions of APB 25 to account for stock-based compensation and has not adopted the measurement provisions of SFAS 123, as amended by SFAS 148; however, it has adopted the disclosure requirements of both SFAS 123 and SFAS 148.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 is an interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities, which have the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties and/or (2) the equity investors lack one or more of the essential characteristics of a controlling financial interest. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Adoption of FIN 46 is not expected to have a material impact on the Company’s financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note	2—Discontinued Agriculture Segment

In August 2000, the Company’s Board of Directors approved the disposal of Deltic’s agriculture segment assets, subject to using the sales proceeds to purchase additional pine timberland, in a tax-deferred exchange. All 38,800 net acres formerly deemed to be agriculture lands, as well as all related agriculture operational assets, had been sold by year-end 2001. As a result of the sales transactions completed during 2001 and 2000, pretax gains on disposal of agriculture segment assets of $13,453,000 (after related non-cash expenses of $1,001,000) and $17,381,000, respectively, are reported as discontinued operations by the Company in its 2001 and 2000 Consolidated Statements of Income. Operating results for the agriculture segment are also reported as discontinued operations, net of income taxes.

Total net sales of the discontinued agriculture segment for 2001 and 2000, excluding asset sales proceeds, were $276,000 and $8,272,000, respectively. Operating income of the agriculture segment during 2000, prior to the measurement date for determining discontinued operations, was $715,000, $440,000 net of related taxes of $275,000. For 2001, the gain on disposal of the agriculture segment was $13,663,000 before income taxes, consisting of the $13,453,000 gain on sales of assets and $210,000 income from operations since the measurement date, $8,357,000 after related income taxes amounting to $5,306,000. Gain on the disposal in 2000 was $17,150,000 before income taxes, consisting of the $17,381,000 gain on sales of assets and $231,000 loss from operations since the measurement date, $10,416,000 after related income taxes amounting to $6,734,000.

Since the Company disposed of the agriculture segment in a tax-deferred exchange, all proceeds from the farmland sales were deposited with a qualified intermediary. In addition, Deltic also sold approximately 5,200 net acres of non-strategic Louisiana hardwood timberland during the third and fourth quarters of 2000, which were also replaced with pine timberland in a tax-deferred exchange. These combined proceeds for 2000, $16,317,000 after deducting amounts expended during 2000 to purchase replacement pine timberland, were held by the intermediary, as trustee, at December 31, 2000. These funds, in addition to similar proceeds received in 2001, were used during 2001 to acquire pine timberland designated as “replacement property”, with capital expenditures totaling $55,890,000.

A portion of the 2000 farmland and hardwood timberland sales were deemed by the Company to be related-party transactions. These transactions include sales to Epps Plantation, LLC, which is owned by the Charles H. Murphy Family Investments Limited Partnership. The estate of Charles Murphy holds a significant ownership of the Company’s common stock; and four of the Company’s directors are related to the late Charles Murphy. This related-party farmland sale amounted to $14,413,000 for 12,600 net acres. In addition, approximately 450 net acres were sold to Munoco Company L.C. (“Munoco”) for $346,000. The managing partner of Munoco is Robert C. Nolan, Chairman of Deltic’s Board of Directors and a nephew of late Charles Murphy. The sales price for all related-party farmland sale transactions was derived from an approved market index formula which produced prices in excess of the average of the appraised value of the acreage involved. Epps Plantation, LLC also purchased 2,600 net acres of the hardwood timberland sold for $4,864,000.

During 2000, Deltic and the other owners of Ashly Plantation (This was an undivided-interest farmland operation which conducted business as Ashly Plantation, a partnership for income tax purposes, of which Deltic’s share of assets was 64.8 percent. Upon completion of the exchange of the operation’s farmland for pine timberland, all former minority owners received either cash or acreage representing their respective ownership shares.) acted to acquire replacement property prior to the completion of the disposal of its farmland, utilizing the form of a “reverse exchange” as established by an IRS revenue procedure. As part of this transaction, Ashly Plantation borrowed $4,000,000 from the Company, with the proceeds to be used as a portion of an advance, in the form of an interest-bearing note, to the intermediate “accommodating title owner” required for the reverse exchange. The accommodator used the funds provided by this advance as

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 2—Discontinued Agriculture Segment (cont.)

a deposit to secure the desired replacement timberland. During the fourth quarter of 2000, Deltic also acted to acquire replacement property prior to the completion of the disposal of the remainder of its farmland by utilizing a “reverse exchange”. The Company advanced funds to an “accommodating title holder” which were used to acquire the designated timberland. This advance, which was in the form of an interest-bearing note, combined with the similar advance by Ashly Plantation to its accommodator, in addition to the Ashly Plantation minority owners’ portion of the amount borrowed from Deltic, amounted to $16,364,000 at December 31, 2000. During 2001, these advances were repaid to the Company.

Note 3—Inventories

Inventories at December 31 consisted of the following:

(Thousands of dollars)	2002	2001
Logs	$1,313	1,246
Lumber	4,630	3,859
Materials and supplies	314	460

	$6,257	5,565

For both financial and income tax purposes the Company utilizes the lower of cost or market basis for determining inventory carrying values. Lumber inventory amounts at December 31, 2002 and 2001, are stated at lower of cost or net realizable value, and the Consolidated Statements of Income include a charge of $329,000 in 2001 for an inventory write-down, which is reflected in Cost of Sales. ($120,000 of this amount was during the fourth quarter of 2001.)

Note 4—Investment in Del-Tin Fiber

Deltic owns 50 percent of the membership interest of Del-Tin Fiber, which completed construction and commenced production operations of a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas, during 1998. On April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic announced that following a review of these strategic alternatives, it was determined that the MDF business did not represent a growth area for the Company. Consequently, the Company intends to exit this business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the equity method investee, as required by APB 18, resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of such investment was written off, to zero, for the Company’s 2002 Consolidated Balance Sheet. The write-off, amounting to $18,723,000, was included in the fourth quarter operating results of the Company. However, in performing this impairment evaluation, the Company’s management made a number of estimates and assumptions related to the timing of the sale of its ownership interest, the expected selling price for its interest, future operating results for Del-Tin Fiber, and the ability to refinance the joint-venture’s long-term debt. It is reasonably possible that a change in these estimates and assumptions might occur, which could have a material impact on the Company’s future financial statements. Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership interest in the facility is sold, the Company will continue to recognize losses related to Del-Tin Fiber to the extent of these advances. The management of Del-Tin Fiber has performed evaluations of possible impairment of the long-lived

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 4—Investment in Del-Tin Fiber (cont.)

assets of the plant in accordance with SFAS 121 and/or 144, as applicable. To-date, these analyses have indicated that no impairment exists at the Del-Tin Fiber level.

Del-Tin Fiber has its own credit facility, totaling $89,000,000 under which each owner has agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom the project financing was obtained. Under this agreement, both owners have contractually agreed to a contingent equity agreement which requires them to fund any deficiency in contributions to either Del-Tin Fiber’s bond sinking fund or debt service reserve up to a cumulative total of $17,500,000 per owner. Del-Tin Fiber’s project financing agreement did not require sinking fund contributions until the first quarter of 2001. Sinking fund deposits were $6,019,000 in 2001 and $7,676,000 in 2002, and are scheduled to be $8,956,000 in 2003, $10,457,000 in 2004, and $55,892,000 in 2005. However, the final sinking fund deposit would be reduced by any amount of interest earned on the accumulated balance of such deposits. To date, the owners have voluntarily funded all required sinking fund deposits, and thus have not reduced their respective contingent equity contribution agreement obligation, in order to obtain annual renewals of the letters of credit supporting bonds issued to finance the majority of the facility’s initial construction cost. In addition, each owner has committed to a production support agreement, under which each owner has agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service until the plant is able to successfully complete a minimum production test. Both owners of Del-Tin Fiber have also pledged their respective membership interest in the joint venture as collateral under the project financing agreement. Both have also agreed to fund any operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements.

These contingent obligations are not reduced as a result of the Company’s write-off of the carrying value of its investment in Del-Tin Fiber as of December 31, 2002. Due to the probable requirement for Deltic to advance to Del-Tin Fiber amounts equal to its half of the facility’s 2003 quarterly sinking fund obligation, based on the plant’s 2003 cash flow projections, the Company recorded a current contingent liability, in accordance with SFAS 5, Accounting for Contingencies, to reflect this amount. This liability, in the amount of $4,478,000, is included in Deferred Revenues and Other Accrued Liabilities in the Company’s 2002 Consolidated Balance Sheet. No additional liability was required for such payments after 2003 due to projected improvement in Del-Tin Fiber’s cash flows and to the Company’s intent to exit the business or to refinance the joint-venture’s long-term debt by the end of 2003. The maximum potential amount of future payments that could be required of the Company under current contractual guarantees is limited to the $17,500,000 committed under the contingent equity agreement. However, with the Company currently funding its share of Del-Tin Fiber’s sinking fund contribution on a voluntary basis, potential future payments are estimated at approximately $37,653,000 if the Company is not able to refinance the facility’s long-term debt and has not sold its ownership interest by the end of 2005. These payments consist of the Company’s share of remaining sinking fund payments currently required of Del-Tin Fiber, including the $17,500,000 contingent equity agreement and such payments for 2003 already accrued by the Company, but exclude any future operating working capital needs of Del-Tin Fiber for which an amount cannot be reasonably estimated due to recent improvements in the plant’s production ability and to uncertainty of the timing of the sale of Deltic’s interest in the joint venture.

As natural gas prices escalated during the last half of 2000, the decision was made in late January 2001 to temporarily suspend operations of the facility until its heat energy system could be modified. Following completion of a capital project to modify the heat energy system, the plant resumed operations in June 2001. Rectification of this system will enable Del-Tin Fiber’s operations to increase production levels closer to the plant’s capacity of 150 million square feet per year as market conditions improve. In addition,

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 4—Investment in Del-Tin Fiber (cont.)

manufacturing cost per thousand square feet should be lower, as fixed costs for the facility are allocated to this increased production. Both owners funded their respective share of the capital project.

Under the operating agreement, Del-Tin Fiber’s employees operate the plant. Deltic has committed to provide a portion of the plant’s fiber and wood fuel supply at market prices. During 2002 and 2001, Deltic sold Del-Tin Fiber approximately $3,018,000 and $1,924,000, respectively, of these lumber manufacturing by-products. As of December 31, 2002 and 2001, the Company had a receivable from Del-Tin Fiber of $85,000 and $120,000, respectively.

Del-Tin Fiber’s financial position at year-end 2002 and 2001 and results of operations for years of 2002 and 2001 consisted of the following:

(Thousands of dollars)	2002	2001
Condensed Balance Sheet Information
Current assets	$5,874	5,218
Debt service reserve funds	3,485	3,543
Bond sinking funds	13,950	6,072
Property, plant, and equipment – net	98,230	100,907
Other noncurrent assets	736	982

Total assets	$122,275	116,722

Current liabilities	$4,407	4,419
Long-term debt	89,000	89,000
Other noncurrent liabilities	3	6
Members’ capital/(deficit)	28,865	23,657
Accumulated other comprehensive income	—	(360)

Total liabilities, members’ capital/(deficit), and other comprehensive income	$122,275	116,722

Condensed Income Statement Information
Net sales	$31,307	16,718

Costs and expenses
Cost of sales	40,123	24,921
Depreciation	3,894	2,410
General and administrative expenses	1,630	1,174
Other expenses	690	762

Total costs and expenses	46,337	29,267

Operating income/(loss)	(15,030)	(12,549)
Interest income	145	186
Interest and other debt expense	(4,105)	(5,901)

Net income/(loss)	(18,990)	(18,264)
Other comprehensive income/(loss)	360	(360)

Comprehensive income/(loss)	$(18,630)	(18,624)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 4—Investment in Del-Tin Fiber (cont.)

At December 31, 2002 and 2001, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $14,433,000 and $229,000, respectively. The excess relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, and to interest received by the Company from Del-Tin Fiber prior to plant start-up, which was capitalized by Deltic as a reduction of its investment and was being amortized into income using the straight-line method over a 60-month period. (Del-Tin capitalized the interest paid to the Company into its property, plant, and equipment accounts, and it is being depreciated into the facility’s results of operations.)

The Company accounts for its investment in Del-Tin Fiber under the equity method. Accordingly, the investment in Del-Tin Fiber is carried at cost, adjusted for the Company’s proportionate share of undistributed earnings or losses. Cumulative net losses for the facility have amounted to $86,313,000, $43,156,500 net to the Company. As a result, no earnings have been available for distribution to the owners. Contributions to Del-Tin Fiber by the Company as of December 31, 2002, have amounted to $57,708,000.

Note 5—Timber and Timberlands

Timber and timberlands at December 31 consisted of the following:

(Thousands of dollars)	2002	2001
Purchased stumpage inventory	$7,488	5,665
Timberlands	76,772	76,468
Fee timber	182,906	179,424
Logging facilities	1,782	1,692

	268,948	263,249
Less accumulated cost of fee timber harvested
and facilities depreciation	(59,631)	(51,495)

	$209,317	211,754

Cost of fee timber harvested amounted to $8,426,000 in 2002, $8,697,000 in 2001, and $7,224,000 in 2000. Depreciation of logging facilities was $30,000, $37,000, and $45,000 for the years 2002, 2001, and 2000, respectively.

Note 6—Property, Plant, and Equipment

Property, plant, and equipment at December 31 consisted of the following:

(Thousands of dollars)	Range of Useful Lives	2002	2001
Land	N/A	$125	125
Land improvements	10-20 years	4,070	3,265
Buildings and structures	10-20 years	4,801	4,469
Machinery and equipment	3-15 years	76,847	74,168

		85,843	82,027
Less accumulated depreciation		(46,271)	(40,253)

		$39,572	41,774

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 6—Property, Plant, and Equipment (cont.)

Depreciation of property, plant, and equipment charged to operations was $6,768,000, $6,257,000, and $5,926,000 in 2002, 2001, and 2000, respectively, including charges to discontinued agriculture operations of $366,000 in 2000.

Gains/(losses) on disposals or retirements of assets, exclusive of disposition of agricultural assets, included in income were $15,000 in 2002, $57,000 in 2001, and $109,000 in 2000.

Note 7—Credit Facilities

In June 2001, Deltic entered into an agreement with SunTrust Bank and other domestic banks which provide an unsecured, committed revolving credit facility totaling $105,000,000. The agreement will expire on July 15, 2004. As of December 31, 2002 and 2001, $59,000,000 and $61,000,000, respectively, of committed credit was available in excess of all borrowings outstanding under the facility. Borrowings under the agreement bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company’s total debt to EBITDA ratio. Borrowings outstanding at December 31, 2002 and 2001, amounted to $46,000,000 and $44,000,000, respectively, and consisted of Eurodollar loans. Fees associated with this revolving credit facility include a commitment fee of .175 to .35 percent per annum on the unused portion of the committed amount. The revolving credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios.

The Company may also borrow up to $1,000,000 under a short-term credit facility with BancorpSouth. The agreement expires December 15, 2003, with renewal annually. The amount available to the Company under this facility is reduced by any borrowings by Deltic. As of December 31, 2002 and 2001, Deltic had no borrowings outstanding under this line of credit, resulting in $1,000,000 available to the Company. Borrowings bear interest based upon the New York Prime, and the facility carries a commitment fee of .1 percent per annum on the unused amount of the facility.

In addition, Deltic has an agreement with Regions Bank which provides a $1,750,000 credit facility. The agreement, which is renewable annually, carries no facility fees and borrowings bear interest based upon prime. Amounts available to Deltic under the facility are reduced by any borrowings. The Company had no borrowings outstanding under this facility as of December 31, 2002 or 2001, leaving $1,750,000 available to the Company. (For additional information regarding these financial instruments, see Note 12 – Fair Value of Financial Instruments.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 8—Indebtedness

The Company’s indebtedness at December 31 consisted of the following:

(Thousands of dollars)	2002	2001
Notes payable, 2.66%*, due 2004	$46,000	44,000
Senior notes payable, 6.7%, due 2008	40,000	40,000
Senior notes payable, 6.01%, due 2012	30,000	—
Other notes payable, 5%*, due 2003-2006	190	264

	116,190	84,264
Less: Current maturities of long-term debt	(70)	(74)

Long-term debt at December 31	$116,120	84,190

*	Weighted average interest rate at December 31, 2002.

The $46,000,000 of notes payable designated as due in 2004 represents the outstanding balance under the Company’s revolving credit facility agreement with SunTrust Bank and a group of other domestic banks. The agreement will expire on July 15, 2004. The Company incurred costs of $520,000 related to the securing of this facility, which was deferred and is being amortized as additional interest expense over the term of the agreement.

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

On December 20, 2002, Deltic successfully completed the private placement of $30,000,000 of senior notes with Metropolitan Life and a group of other domestic insurance companies. These unsecured notes have a fixed stated interest rate of 6.01 percent and mature on December 20, 2012. Semiannual installments of $3,333,333, or such lesser amount as shall be outstanding, are required beginning on December 20, 2008. The note terms allow for prepayment at the option of the Company in an amount of not less than five percent of the principal amount outstanding at the time of any prepayment. The agreement contains certain restrictive financial covenants, including a minimum consolidated tangible net worth of the sum of $148,299,000, plus 25 percent of cumulative consolidated adjusted net income from October 1, 2002, and a maximum consolidated debt to consolidated net capitalization ratio of .6 to 1. The Company incurred $179,000 of costs related to the issuance of these notes, which was deferred and is being amortized as additional interest expense over the term of the underlying debt.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 8—Indebtedness (cont.)

The scheduled maturities of long-term debt for the next five years are $70,000 in 2003, $46,064,000 in 2004, $32,000 in 2005, $24,000 in 2006, and zero in 2007. The Company anticipates attempting to renew or replace its current revolving credit facility during the third quarter of 2003. If successful, $46,000,000 of 2004’s scheduled maturities would become due in some later year. (For additional information regarding financial instruments, see Note 7—Credit Facilities and Note 12—Fair Value of Financial Instruments.)

Note 9—Redeemable Preferred Stock

During 1997, the Company issued 600,000 shares of its authorized preferred stock having a par value of $.01 per share. Redemption of these shares, designated by the Company as Cumulative Mandatory Redeemable Preferred Stock, 7.54% Series, was mandatory on December 31, 2002, and the Company redeemed these shares as required utilizing proceeds from privately placed long term notes. These redeemable preferred shares had no voting rights, at any time, during the period for which they were outstanding.

Note 10—Income Taxes

The components of income tax expense/(benefit) related to income/(loss) from continuing operations for the years ended December 31, 2002, 2001, and 2000, consisted of the following:

(Thousands of dollars)	2002	2001	2000
Federal
Current	$(420)	(901)	(3,441)
Deferred	(6,689)	1,788	4,717

	(7,109)	887	1,276
State
Current	412	301	459
Deferred	(1,025)	(460)	(1,324)

Total	$(7,722)	728	411

A reconciliation of the U.S. statutory income tax rate to the Company’s effective rates on income/(loss) from continuing operations before income taxes consisted of the following:

	2002	2001	2000
Statutory income tax rate	(35)%	35%	35%
State income taxes, net of federal income tax benefit	(1)	(4)	(18)
Other	—	—	(4)

Effective income tax rate	(36)%	31%	13%

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 10—Income Taxes (cont.)

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, showing the tax effects of significant temporary differences, consisted of the following:

(Thousands of dollars)	2002	2001
Deferred tax assets
Investment in real estate held for development and sale	$10,856	9,869
State NOL carryforward	4,839	3,834
Postretirement and other employee benefits	1,844	1,476
AMT credit carryforward	372	—
Other deferred tax assets	593	788

Total deferred tax assets	18,504	15,967
Less valuation allowance	(2,142)	(957)

Total deferred tax assets – net	16,362	15,010

Deferred tax liabilities
Investment in Del-Tin Fiber	(2,856)	(8,703)
Timber and timberlands	(18,578)	(19,622)
Property, plant, and equipment	(5,998)	(5,574)
Other deferred tax liabilities	(200)	(171)

Total deferred tax liabilities	(27,632)	(34,070)

Net deferred tax assets/(liabilities)	$(11,270)	(19,060)

Net long-term deferred tax liabilities were $11,955,000 at December 31, 2002, and $19,669,000 at December 31, 2001. In addition, short-term deferred tax assets of $685,000 at December 31, 2002, and $609,000 at December 31, 2001, are included in the Consolidated Balance Sheets in Prepaid Expenses and Other Current Assets for the respective years.

As of December 31, 2002 and 2001, the Company had valuation allowances of $2,142,000 and $957,000, respectively, to reduce its deferred tax assets to estimated realizable value. The valuation allowances relate to the deferred tax assets arising from state tax loss carryforwards. The net changes in the valuation allowances during 2002 and 2001 were increases of $1,185,000 and $957,000, respectively, and were principally due to the potential expiration of net operating losses for state tax purposes.

In assessing the realizability of deferred tax assets, Deltic’s management considers whether it is more likely than not that some portion or all of the Company’s total deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of the valuation allowance, at December 31, 2002, as reductions of future taxable income or by utilizing available tax planning strategies. However, the amount of the net deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 10—Income Taxes (cont.)

At December 31, 2002, the Company had operating loss carryforwards for state tax purposes of approximately $80,651,000. Of this amount, $14,000 expires in 2003, $1,402,000 expires in 2004, $34,162,000 expires in 2005, $21,696,000 expires in 2006, and $23,377,000 expires in 2007. The Company had expected federal tax refunds of $1,556,000 and $1,985,000 at December 31, 2002 and 2001, respectively, reflected in the Consolidated Balance Sheets in Other Receivables.

The Company was part of the consolidated income tax return of its former parent, Murphy Oil, for periods prior to its spin-off on January 1, 1997. Under the terms of a tax sharing agreement between the Company and Murphy Oil which governs tax matters for this period, Murphy Oil personnel handle the administration of any tax disputes. Murphy Oil has open years on its returns for years 1992, 1993, and 1994. During 2002, Murphy Oil closed the audit of its returns for 1995 and 1996 and paid Deltic a refund of $369,000. It is currently anticipated that the Company may have an additional net tax liability for the years 1992, 1993, and 1994 once these audits are closed. However, it is also anticipated that any amount of additional taxes owed to Murphy Oil for these periods will result in additional deferred tax assets related to its investment in real estate held for development and sale. Therefore, such settlement should have no material impact on total income tax expense/(benefit).

Note 11—Stockholders Rights Plan

The Company has a Stockholders Rights Plan, which provides for each eligible common shareholder to receive a dividend of one preferred stock purchase right (“Right”) for each outstanding share of the Company’s common stock held. The Rights will expire on December 31, 2006, unless earlier exchanged or redeemed. The Rights will detach from the common stock and become exercisable: (1) following a specified period of time after the date of the first public announcement that a person or group of affiliated or associated persons (“Acquiring Person”), other than certain persons, has become the beneficial owner of 15 percent or more of the Company’s common stock or (2) following a specified amount of time of the commencement of a tender or exchange offer by any Acquiring Person, other than certain persons, which would, if consummated, result in such persons becoming the beneficial owner of 15 percent or more of the Company’s common stock. In either case, the detachment of the Rights from the common stock is subject to extension by a majority of the directors of the Company. The Rights have certain antitakeover effects and will cause substantial dilution to any Acquiring Person that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired. The Rights are not intended to prevent a takeover, but rather are designed to enhance the ability of the Board of Directors of the Company to negotiate with an acquiror on behalf of all the shareholders. Other terms of the Rights are set forth in, and the foregoing description is qualified in its entirety by, the Rights Agreement between the Company and Harris Trust and Savings Bank, as Rights Agent.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 12—Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2002 and 2001. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except the current portion of noncurrent notes receivable and current maturities of long-term debt, all of which have fair values approximating carrying values.

	2002		2001
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Funds held by trustee	$447	447	2,236	2,236
Notes receivable	$21	21	40	40
Financial liabilities
Long-term debt, including current maturities	$(116,190)	(118,053)	(84,264)	(83,943)
Redeemable preferred stock	$—	—	(30,000)	(31,312)
Off-balance sheet exposures
Guarantees	$—	(15,538)	—	(13,748)
Letters of credit	$—	(1,266)	—	(2,050)

Funds held by trustee—The carrying amount approximates its fair value.

Notes receivable, including current portion—The carrying value is estimated to approximate fair value based on the change in interest rates spread since the notes’ obligation dates.

Long-term debt, including current maturities—The fair value is estimated based on current rates at which the Company could borrow funds with similar remaining maturities.

Redeemable preferred stock—The fair value is based on the redemption amount for the stock, discounted using the Company’s estimated borrowing rate for debt instruments with similar remaining maturities.

Guarantees and letters of credit—The fair value is based on the estimated cost to settle these obligations.

Note 13—Concentration of Credit Risks

Financial instruments which potentially subject the Company to credit risk are trade accounts receivable. These receivables normally arise from the sale of wood products and real estate. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company’s customer base. No single customer accounted for a significant amount of the Company’s sales of wood products or real estate in 2002, 2001, or 2000. At December 31, 2002 and 2001, there were no significant accounts receivable from a single customer.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 14—Employee and Retiree Benefit Plans

The Company provides retirement plans (a qualified and a nonqualified plan) and other postretirement benefits to the majority of its employees. Reconciliations of benefit obligations, plan assets, and funded status of the plans consisted of the following:

	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2002	2001	2002	2001
Change in projected benefit obligation
Benefit obligation at January 1	$12,077	10,597	6,028	4,729
Service cost	658	589	292	263
Interest cost	883	776	413	397
Participant contributions	—	—	38	23
Actuarial (gain)/loss	2,046	192	1,307	700
Curtailments[1]	—	161	—	127
Benefits paid	(179)	(238)	(148)	(211)

Benefit obligation at December 31	$15,485	12,077	7,930	6,028

Change in plan assets
Fair value of plan assets at January 1	$12,162	12,680	—	—
Actual return on plan assets	(421)	(287)	—	—
Employer contributions	—	—	110	188
Participant contributions	—	—	38	23
Benefits paid	(147)	(231)	(148)	(211)

Fair value of plan assets at December 31[2]	$11,594	12,162	—	—

Reconciliation of funded status of plans
Funded status of plans	$(3,891)	85	(7,930)	(6,028)
Unrecognized actuarial (gain)/loss	3,841	362	2,951	1,703
Unrecognized net asset from transition to SFAS 87[3]	(35)	(84)	—	—
Unrecognized prior service cost	433	487	—	—
Contributions	5	4	—	—

Prepaid/(accrued) benefit cost[4]	$353	854	(4,979)	(4,325)

Assumptions
Weighted average discount rate	6.50%	7.25%	6.50%	7.25%
Rate of compensation increase	4.60%	4.60%	N/A	N/A

[1]	Reflects impact of early retirements of agriculture segment employees resulting from discontinuation of operations. (For additional information about the discontinuation of the agriculture segment, see Note 2 – Discontinued Agriculture Segment.)
[2]	Primarily includes listed stocks and bonds, government securities, and U.S. agency bonds.
[3]	Being amortized over a period of 15 years.
[4]	Included in the Consolidated Balance Sheets in Deferred Charges and Other Assets/Other Noncurrent Liabilities.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 14—Employee and Retiree Benefit Plans (cont.)

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

(Thousands of dollars)	2002	2001	2000
Retirement plans
Service cost	$658	589	627
Interest cost	883	776	686
Expected return on plan assets	(1,027)	(1,070)	(972)
Amortization of prior service cost	53	53	54
Amortization of transitional asset	(49)	(49)	(50)
Recognized actuarial (gain)/loss	16	(23)	23

Net retirement expense	$534	276	368

Other postretirement benefits
Service cost	$292	263	296
Interest cost	413	397	314
Recognized actuarial (gain)/loss	52	60	44

Other postretirement benefits expense	$757	720	654

Assumptions
Weighted average discount rate	7.25%	7.50%	7.25%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.60%	4.60%	4.60%

Retirement Plans—For the Company’s qualified plan, the projected benefit obligation (“PBO”) exceeded the fair value of plan assets by $2,909,000 at December 31, 2002; however, the fair value of plan assets exceeded the accumulated benefit obligation (“ABO”) at year-end by $1,525,000. Therefore, no recognition of a minimum pension liability was required for the qualified plan. The Company does not fund its nonqualified plan; therefore, this plan has no assets. At year-end 2002 and 2001, the PBO for this nonqualified plan was $983,000 and $800,000, respectively. The Company recorded a liability equal to the nonqualified plan’s ABO of $705,000 at December 31, 2002, and $624,000 at December 31, 2001, which is reflected in the Consolidated Balance Sheets in Other Noncurrent Liabilities.

Other Postretirement Benefits—The Company sponsors a plan that provides comprehensive health care benefits (supplementing Medicare benefits for those eligible) and life insurance benefits for retired employees. Costs are accrued for this plan during the service lives of covered employees. Retirees contribute a portion of the self-funded cost of health care benefits; the Company contributes the remainder. The Company pays premiums for life insurance coverage, arranged through an insurance company. The health care plan is funded on a pay-as-you-go basis. The Company retains the right to modify or terminate the benefits and/or cost sharing provisions.

In determining the benefit obligation for health care at December 31, 2002, health care inflation cost was assumed to increase at an annual rate of 7.5 percent in 2002, increasing to 10 percent in 2003 and then decreasing one percent per year to 5 percent in 2008 and thereafter. A one percentage-point increase in the assumed health care cost trend would increase the aggregate service and interest cost components of periodic benefit cost for 2002 by $76,000 and the benefit obligation by $549,000, while a one

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 14—Employee and Retiree Benefit Plans (cont.)

percentage-point decrease in the assumed rate would decrease the 2002 cost components by $68,000 and the benefit obligation by $503,000.

Thrift Plan—Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s allotment, based on length of participation in the plan. Company contributions to this plan were $290,000 in 2002, $275,000 in 2001, and $281,000 in 2000.

Note 15—Incentive Plans

Stock Incentive Plan

On April 25, 2002, the Company’s shareholders approved the Deltic Timber Corporation 2002 Stock Incentive Plan (“the 2002 Plan”). The 2002 Plan replaced the 1996 Stock Incentive Plan (“the 1996 Plan”), which was terminated. At December 31, 2002, remaining outstanding options under the 1996 Plan totaled 331,680 shares, of which 242,955 shares were exercisable. No further awards will be made under the 1996 Plan, and the unexercisable outstanding options will be fully vested by the end of the first quarter of 2004. Outstanding options under the 1996 Plan will expire from 2006 to 2011 if not exercised and have an average exercise price of $24.31 based on the fair market value at date of grant.

The 2002 Plan permits annual awards of shares of the Company’s common stock to executives, other key employees, and directors. Under the plan, the Executive Compensation Committee (“the Committee”) is authorized to grant: (1) stock options; (2) restricted stock and restricted stock units; (3) performance units; and (4) other stock-based awards, including stock appreciation rights and rights to dividends and dividend equivalents. The number of shares available for issuance under the 2002 Plan is 1,800,000 shares unless adjustment is determined necessary by the Committee as the result of dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At December 31, 2002, 1,637,750 of these 1,800,000 shares were available for award under the 2002 Plan. No participant in the 2002 Plan may receive options and stock appreciation rights in any calendar year that relates to more than 50,000 shares, and the maximum number of shares which may be awarded as restricted stock and restricted stock units or other stock-based awards is 180,000 shares. The Company applies the intrinsic value method of APB 25 to account for stock-based compensation, accruing costs of any stock options and restricted stock over the respective vesting/performance periods. The cost of stock-based compensation is reflected in General and Administrative Expenses on the Consolidated Statements of Income and amounted to $664,000 in 2002, $618,000 in 2001, and $442,000 in 2000. (For additional information regarding the Company’s stock-based compensation, including the effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, see Note 1—Significant Accounting Policies.)

Stock Options—For each option granted under the 2002 Plan, the Committee fixes the option price at not less than fair market value on the date of the grant and the option term, not to exceed 10 years from date of grant. (Options granted in 2002 were awarded in February 2002 subject to shareholder approval in April. As a result of an increase in the market value of the Company’s common stock from the grant date to the approval date, these options have an intrinsic value of $3.46 per share. The resulting fixed stocked-based compensation cost is being accrued over the vesting period for these options.) Replacement options granted due to the spin-off from Murphy Oil were for 10 years from original grant

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 15—Incentive Plans (cont.)

date and nonqualified. New options granted in 1997 and 1998 were for 10 years and primarily incentive. Options granted since 1998 have been for 10 years and nonqualified. All options have an option price not less than the market value on the grant date, with a range in option prices of $9.90 to $29.295 per share. For options granted in 1997, exclusive of replacement options, half could be exercised or surrendered after two years and the remainder after three years. For options granted from 1998 through 2001, half could be exercised or surrendered after one year and the remainder after three years. During 2002, the Company granted options for 162,250 shares. For 122,250 shares, half may be exercised or surrendered after one year and the remainder after three years, and the remaining 40,000 shares, awarded to nonemployee directors at an option price of $29.295, were vested immediately when awarded.

Changes in options outstanding, including replacement options, consisted of the following:

	Number of Options	Average Exercise Price
Outstanding at December 31, 1999	217,855	$23.86
Granted	70,550	$22.06
Surrendered/exercised	—	N/A
Forfeited/expired	(6,700)	N/A

Outstanding at December 31, 2000	281,705	$23.40
Granted	112,700	$23.88
Surrendered/exercised	(1,750)	N/A
Forfeited/expired	(500)	N/A

Outstanding at December 31, 2001	392,155	$23.58
Granted	162,250	$29.295
Surrendered/exercised	(59,350)	N/A
Forfeited/expired	(2,125)	N/A

Outstanding at December 31, 2002	492,930	$25.94

Exercisable at December 31, 2000	156,981	$22.93
Exercisable at December 31, 2001	212,580	$23.45
Exercisable at December 31, 2002	282,955	$25.36

Additional information about stock options outstanding at December 31, 2002, consisted of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Average Life in Years	Average Exercise Price	Number of Options	Average Exercise Price
$12.40	1,750	3.1	$12.40	1,750	$12.40
$22.06—$24.97	262,550	6.7	23.65	173,825	23.88
$25.25—$29.295	228,630	7.8	28.67	107,380	27.96

	492,930	7.2	25.94	282,955	25.36

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 15—Incentive Plans (cont.)

Restricted Stock and Restricted Stock Units—The Committee may award restricted stock and restricted stock units to selected employees, with conditions to vesting for each grant established by the Committee. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason.

Changes in shares of restricted stock outstanding consisted of the following:

	2002	2001	2000
Balance at beginning of year	34,094	34,094	13,500
Granted	—	—	21,400
Forfeited	—	—	(806)

Balance at end of year	34,094	34,094	34,094

The fair value per share of restricted stock granted in 2000 was $22.06. Unearned compensation was charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of stockholders’ equity in the Consolidated Balance Sheets as Unamortized Restricted Stock Awards, and is being amortized to expense over the respective four-year restricted period.

Performance Units—Performance units granted under the 2002 Plan may be denominated in cash, common shares, other securities, other awards allowed under the 2002 Plan, or other property and shall confer on the holder thereof rights valued as determined by the Committee and payable to, or exercisable by, the holder, in whole or in part, upon achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the 2002 Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance unit granted, and any payment or transfer to be made pursuant to any performance unit shall be determined by the Committee. No performance units have been granted.

Other Stock-based Awards—The Committee may also grant other awards, including but not limited to, stock appreciation rights and rights to dividends and dividend equivalents that are denominated, or payable in, valued in whole or in part by reference to, or otherwise based on or related to shares of the Company’s common stock, including securities convertible in its common stock, as deemed by the Committee to be consistent with the purpose of the 2002 Plan. No such other stock-based awards have been granted.

Incentive Compensation Plan

Cash Awards—The Company has an Incentive Compensation Plan that provides for annual cash awards to officers, directors, and key employees based on actual results for a year compared to objectives established by the Executive Compensation Committee, which administers the Plan, at the beginning of that year. Provisions for cash incentive awards of $358,000, $405,000, and $722,000 were recorded in 2002, 2001, and 2000, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 16—Supplemental Cash Flows Disclosures

Income taxes paid, net of refunds, were $1,079,000 in 2000. During 2002 and 2001, net refunds of $1,096,000 and $4,734,000, respectively, were received. Interest paid was $4,171,000, $5,475,000, and $4,530,000 in 2002, 2001, and 2000, respectively. No interest was capitalized in 2002, 2001, or 2000.

Noncash investing and financing activities excluded from the Consolidated Statements of Cash Flows were a non-cash accrual recorded for the contingent liability related to the 2003 sinking fund deposits of Del-Tin Fiber that are more likely than not to be required from the Company, in the amount of $4,478,000, and assumptions of owner-financed debt during 2001, in the amount of $176,000. (For additional information regarding the contingent liability, see Note 4—Investment in Del-Tin Fiber and Note 18—Commitments and Contingencies.)

(Increases)/decreases in operating working capital other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

(Thousands of dollars)	2002	2001	2000
Trade accounts receivable	$1,090	(499)	828
Other receivables	1,367	2,777	(3,467)
Inventories	(692)	(438)	4,284
Prepaid expenses and other current assets	(180)	(672)	691
Trade accounts payable	(208)	573	(248)
Deferred credits and other accrued liabilities	155	1,125	(5)

	$1,532	2,866	2,083

Note 17—Earnings per Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

(Thousands of dollars, except per share amounts)	2002	2001	2000
Income/(loss) from continuing operations	$(13,639)	1,623	2,701
Less preferred dividends declared	(2,249)	(2,262)	(2,262)

Earnings from continuing operations available to common shareholders	(15,888)	(639)	439
Discontinued operations, net	—	8,357	10,856

Earnings available to common shareholders	$(15,888)	7,718	11,295

Weighted average number of common shares used in basic EPS	11,919	11,896	12,176
Effect of dilutive stock options*	—	—	10

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	11,919	11,896	12,186

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 17—Earnings per Share (cont.)

(Thousands of dollars, except per share amounts)	2002	2001	2000
Earnings per common share
Basic
Continuing operations	$(1.33)	(.05)	.04
Discontinued operations	—	.70	.89

Net income/(loss)	$(1.33)	.65	.93

Assuming dilution
Continuing operations	$(1.33)	(.05)	.04
Discontinued operations	—	.70	.89

Net income/(loss)	$(1.33)	.65	.93

*	Additional potential common shares from stock options outstanding for 2002 and 2001, amounting to 39,000 and 33,000, respectively, were excluded from the calculation of diluted earnings per share since they would result in antidilution due to the loss from continuing operations available to common shareholders.

Note 18—Commitments and Contingencies

Commitments—Commitments for capital expenditures at December 31, 2002, were approximately $8,950,000 for timber and timberlands, including $8,327,000 for the purchase of 4,979 acres of Southern Pine timberland which closed in January 2003; $1,248,000 for property, plant, and equipment; and $3,589,000 for investment in real estate held for development and sale.

Contingencies—The Company has various contingencies related to its investment in Del-Tin Fiber and has either recorded such contingencies into its financial statements or disclosed the conditions of the contingency as required by SFAS 5, Accounting for Contingencies. (For the details of these contingencies, see Note 4 – Investment in Del-Tin Fiber.) The Company is also involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 19—Business Segments

The Company’s four reporting segments consist of Deltic’s three operating business units and its corporate function. Each reporting entity has a separate management team and infrastructure that offers different products and/or services.

Woodlands operations manage the Company’s Southern Pine timberlands located primarily in Arkansas and north Louisiana and derive revenue from the harvest of timber from the timberlands, in accordance with its harvest plans, and either sells timber to third parties in the domestic market or to the Company’s Mills segment for conversion into lumber. In addition, this segment may, from time to time, identify and sell a portion of its timberland holdings that is either non-strategic to future timberland management activities or has appreciated, due primarily to location, to a level that exceeds its value as a timber-growing asset. This segment also generates revenue from the leasing of hunting, oil and gas, and other rights on its timberlands.

The Mills segment consists of Deltic’s two sawmills which convert timber, purchased from third parties or the Company’s Woodlands segment, into lumber. These mills produce a variety of products, including dimension lumber, boards, timbers, decking, and secondary manufacturing products, such as finger-jointed studs. These products are sold primarily to wholesalers and lumber treaters in the South and Midwest and used in residential construction, roof trusses, laminated beams, and remanufactured items.

Real Estate operations, which currently include three separate real estate developments, add value to former timberland by developing it into upscale, planned residential and commercial developments. These developments, each of which is centered around a core amenity, are being developed in stages. To-date, real estate sales have consisted primarily of residential lots sold to builders or individuals, commercial site sales, and sales of undeveloped acreage. In addition, this segment currently leases retail and office space to third parties in a retail center constructed by the Company, and held for sale, in one of its developments. This segment also manages: (1) a real estate brokerage subsidiary which currently generates commission revenue by reselling existing homesites in one of the Company developments and (2) a country club operation, Chenal Country Club, Inc., around which the Company’s Chenal Valley development is centered. This club operation derives its revenues from membership services, food and beverage sales, and membership dues.

Corporate operations consist primarily of senior management, planning, accounting, information systems, human resources, treasury, income tax, and legal staff functions that provide support services to the operating business units. The Company currently does not allocate the cost of maintaining these support functions to its operating units.

In August 2000, the Company’s Board of Directors approved the disposal of Deltic’s former Agriculture segment. As a result, agriculture operating results are reported as discontinued operations. (For additional information about the discontinuation of the agriculture operations, see Note 2—Discontinued Agriculture Segment.)

The accounting policies of the reportable segments are the same as those described in Note 1—Significant Accounting Policies. The Company evaluates the performance of its segments based on operating income before results of Del-Tin Fiber, an equity method investee; interest income and expense; other nonoperating income or expense; and income taxes. Intersegment revenues consist primarily of timber sales from the Woodlands segment to the Mills operations.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 19—Business Segments (cont.)

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	2002	2001	2000
Net sales
Woodlands	$36,964	38,309	41,483
Mills	70,386	57,382	64,870
Real Estate	15,343	25,020	18,035
Eliminations[1]	(18,181)	(14,700)	(14,857)

	$104,512	106,011	109,531

Income/(loss) from continuing operations before income taxes
Operating income
Woodlands	$22,449	22,321	28,675
Mills	(6,370)	(7,101)	(6,415)
Real Estate	2,004	7,392	2,400
Corporate	(6,792)	(6,372)	(6,475)
Eliminations	(594)	(416)	(71)

Operating income	10,697	15,824	18,114
Equity in loss of and write-off of investment in Del-Tin Fiber	(28,217)	(9,132)	(10,938)
Interest income	284	946	517
Interest and other debt expense	(4,558)	(5,725)	(4,921)
Other income/(expense)	433	438	340

	$(21,361)	2,351	3,112

Total assets at year-end
Woodlands	$202,473	208,114	173,108
Mills	50,541	50,099	53,720
Real Estate	46,100	37,925	35,593
Corporate[2,3]	11,432	32,242	56,586

Total assets for continuing operations	310,546	328,380	319,007
Discontinued agriculture operations	—	—	3,626

	$310,546	328,380	322,633

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$8,786	9,038	7,513
Mills	5,840	5,441	4,518
Real Estate	454	365	567
Corporate	144	147	231

	$15,224	14,991	12,829

Capital expenditures
Woodlands	$5,175	44,432	24,975
Mills	3,571	5,861	8,386
Real Estate	15,378	13,514	9,667
Corporate	113	150	320

Capital expenditures for continuing operations	24,237	63,957	43,348
Discontinued agriculture operations	—	—	53

	$24,237	63,957	43,401

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 19—Business Segments (cont.)

[1]	Primarily intersegment sales of timber from Woodlands to Mills.
[2]	Includes investment in Del-Tin Fiber, an equity method investee, of zero (after write-off of impaired investment carrying value), $11,600,000, and $5,862,000 at December 31, 2002, 2001, and 2000, respectively. (For additional information regarding Del-Tin Fiber, see Note 4—Investment in Del-Tin Fiber.)
[3]	Includes balance of farmland/timberland sales proceeds held by trustee of $447,000 as of December 31, 2002, $2,236,000 as of December 31, 2001, and $16,317,000 as of December 31, 2000, and advances to accommodating title holders and Ashly Plantation minority owners of $16,364,000 as of December 31, 2000. (For additional information regarding the transactions resulting in these amounts, see Note 2—Discontinued Agriculture Segment.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 20—Financial Results by Quarter (Unaudited)

(Thousands of dollars, except per share amounts)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter*	Year
Net sales	$27,095	28,106	25,565	23,746	104,512
Gross profit	6,784	6,142	3,501	1,882	18,309
Operating income	4,737	4,024	1,669	267	10,697
Income/(loss) from continuing operations	821	(10)	(992)	(13,458)	(13,639)
Income/(loss) from discontinued operations	—	—	—	—	—
Net income/(loss)	821	(10)	(992)	(13,458)	(13,639)
Earnings per common share
Basic
Continuing operations	$.02	(.05)	(.13)	(1.18)	(1.33)
Discontinued operations	—	—	—	—	—
Net income/(loss)	.02	(.05)	(.13)	(1.18)	(1.33)
Assuming dilution
Continuing operations	$.02	(.05)	(.13)	(1.18)	(1.33)
Discontinued operations	—	—	—	—	—
Net income/(loss)	.02	(.05)	(.13)	(1.18)	(1.33)
Dividends per common share	$.0625	.0625	.0625	.0625	.25
Market price per common share
High	$30.63	34.95	35.20	29.35	35.20
Low	28.00	29.75	21.98	22.00	21.98
Close, at period-end	30.25	34.48	21.98	26.70	26.70

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$22,494	27,800	25,440	30,277	106,011
Gross profit	6,254	6,296	3,390	6,955	22,895
Operating income	4,606	3,379	2,588	5,251	15,824
Income/(loss) from continuing operations	975	(118)	(114)	880	1,623
Income/(loss) from discontinued operations	8,212	119	51	(25)	8,357
Net income/(loss)	9,187	1	(63)	855	9,980
Earnings per common share
Basic
Continuing operations	$.03	(.06)	(.06)	.02	(.05)
Discontinued operations	.69	.01	.01	—	.70
Net income/(loss)	.72	(.05)	(.05)	.02	.65
Assuming dilution
Continuing operations	$.03	(.06)	(.06)	.02	(.05)
Discontinued operations	.69	.01	.01	—	.70
Net income/(loss)	.72	(.05)	(.05)	.02	.65
Dividends per common share	$.0625	.0625	.0625	.0625	.25
Market price per common share
High	$24.09	28.80	29.66	28.95	29.66
Low	20.02	20.05	24.07	24.69	20.02
Close, at period-end	20.25	28.80	25.30	27.40	27.40

*	Includes the write-off of the Company’s investment in Del-Tin Fiber of $18,723,000, $11,440,000 net of related deferred income taxes of $7,283,000.

REPORT OF MANAGEMENT

The Shareholders

Deltic Timber Corporation:

The management of Deltic Timber Corporation has prepared and is responsible for the Company’s consolidated financial statements. The statements are prepared in conformity with accounting principles generally accepted in the United States of America, appropriate in the circumstances. In preparing the financial statements, management has, when necessary, made judgments and estimates with consideration given to materiality.

The Company has established and maintains a disclosure control system and related policies and procedures designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known. In addition, the Company maintains internal control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use, that the accounting records accurately reflect business transactions, and that the transactions are in accordance with management’s authorization. The design, monitoring, and revision of the systems of internal control involve, among other things, our judgment with respect to the relative cost and expected benefits of specific control measures. The Company also maintains an internal auditing function which monitors the effectiveness of the controls, while independently and systematically evaluating and formally reporting on the adequacy and effectiveness of components of the system.

The Company’s consolidated financial statements have been audited by KPMG LLP, independent certified public accountants, who have expressed their opinion with respect to the fairness of the consolidated financial statements in conformity with generally accepted accounting principles. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America, which include the consideration of the Company’s internal controls to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management. The Audit Committee of the Board of Directors (“the Audit Committee”) appoints the independent auditors; ratification of the appointment is solicited annually from the shareholders.

The Audit Committee is composed of directors who are not officers or employees of the Company. The Audit Committee meets periodically with the certified public accountants, the Company’s internal auditor, and representatives of management to review the Company’s internal controls, the quality of its financial reporting, the scope and results of audits, and the independence of the external auditors. The Company’s internal auditor and KPMG LLP have unrestricted access to the Audit Committee, without management’s presence, to discuss audit findings and other financial matters.

/s/  Clefton D. Vaughan

Clefton D. Vaughan

Vice President and Chief Financial Officer

February 7, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Deltic Timber Corporation:

We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deltic Timber Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/  KPMG LLP

KPMG LLP

Shreveport, Louisiana

February 7, 2003

AUDIT COMMITTEE CHAIRMAN’S LETTER

The Shareholders

Deltic Timber Corporation:

The Audit Committee of the Board of Directors (“the Committee”) is responsible for providing independent oversight of the Company’s accounting functions and internal controls. The members of the Committee are selected by the Board of Directors. The Committee consists of five outside directors and operates under a written charter approved by the Board of Directors. (A copy of this charter is included in the proxy statement for the Company’s 2001 Annual Meeting of Stockholders.) The Committee met five times during 2002.

The Committee also oversees the financial reporting process on behalf of the Board of Directors. As part of this responsibility, the Committee assessed the independence of the Company’s external auditors, utilizing written disclosures received from such auditors as required by the provisions adopted by the Independence Standards Board, and recommended to the Board of Directors, subject to shareholder approval, the selection of the Company’s external auditors. The Committee discussed the overall scope and specific plans for audit services with the Company’s internal auditor and with KPMG LLP, the Company’s external auditors. The Committee reviewed and discussed the quarterly financial statements prior to the filing of the Company’s Form 10-Q’s. In addition, the Committee also reviewed and discussed the Company’s audited consolidated financial statements and adequacy of the Company’s internal controls and discussed with KPMG LLP the matters required by Statements on Auditing Standards 61, Communication with Audit Committees. The Committee also met with the internal auditor and KPMG LLP to discuss the results of their respective audits, their consideration of the Company’s internal controls, and the overall quality of the Company’s financial reporting. The meetings were also designed to facilitate any private communication with the Committee, without management present, desired by the internal auditor or KPMG LLP.

Based upon these reviews and discussions, the Committee approved the accompanying audited financial statements for inclusion in the annual report on Form 10-K filed with the Securities and Exchange Commission.

/s/  John C. Shealy

John C. Shealy

Chairman, Audit Committee

March 5, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

The sections entitled “Nominees For Election as Directors” and “Directors Whose Term of Office Continue” appearing in the Registrant’s proxy statement for the annual meeting of shareholders to be held on April 24, 2003, sets forth certain information with respect to the directors of the registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the definitive form of the Proxy Statement which was filed with the SEC on March 21, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference to the definitive form of the Proxy Statement which was filed with the SEC on March 21, 2003.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the definitive form of the Proxy Statement which was filed with the SEC on March 21, 2003.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a.	Financial Statements, Schedules and Exhibits.

1.	Consolidated Financial Statements.

Consolidated Balance Sheets—December 31, 2002 and 2001.

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001, and 2000.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001, and 2000.

Notes to Consolidated Financial Statements, including Consolidated Quarterly Income Information (unaudited).

Independent Auditors’ Report on Consolidated Financial Statements.

2.	Financial Statement Schedules.

Financial Statements of Del-Tin Fiber L.L.C., an affiliate accounted for by the equity method, which constituted a significant subsidiary for the years ended December 28, 2002 and December 29, 2001.

All other financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.

3	Articles of Incorporation and Bylaws.

3.1

Amended and Restated Certificate of Incorporation of Deltic Timber Corporation as of December 17, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

3.2	Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

4	Instruments Defining the Rights of Security Holders.

4.1

Rights Agreement dated as of December 11, 1996, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10	Material contracts.

10.1

Deltic Timber Corporation 2002 Stock Incentive Plan (incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement related to the Annual Meeting of Stockholders on April 25, 2002).

10.2	Distribution Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.4	Credit facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.5

Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.6	Fiber Supply Agreement dated February 21, 1995, with Del-Tin Fiber L.L.C. (incorporated by reference to Exhibit 10.2 to Registrant’s Registration of Securities Report on Form 10).

10.7	Note Purchase Agreement dated December 18, 1998 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8

Selective Sections of Del-Tin Fiber L.L.C.’s Project Credit Agreement dated November 23, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Revolving Credit Agreement dated June 20, 2001 (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.10	Note Purchase Agreement dated December 20, 2002, included elsewhere herein.

21	Subsidiaries of the Registrant, included elsewhere herein.

23	Independent Auditors’ Consents.

23.1	Independent auditors’ consent related to report on financial statements of Deltic Timber Corporation, included elsewhere herein.

23.2	Independent auditors’ consent related to report on financial statements of Del-Tin Fiber L.L.C., included elsewhere herein.

99

Form 11-K, Annual Report for the fiscal year ended December 31, 2001, covering Thrift Plan of Deltic Timber Corporation. To be filed as an amendment of this Annual Report on Form 10-K, not later than 180 days after December 31, 2001.

99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted to Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted to Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

b.	Reports on Form 8-K.

Item 5.	Other Events—Press release announcing Deltic’s placement of $30 million of 6.01 Senior Notes due December 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ron L. Pearce	Date:	March 25, 2003
Ron L. Pearce, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Robert C. Nolan	/s/ J. Thurston Roach
Robert C. Nolan, Chairman and Director	J. Thurston Roach, Director

/s/ Ron L. Pearce	/s/ O. H. Darling, Jr.
Ron L. Pearce, President and Chief Executive Officer and Director (Principal Executive Officer)	O. H. Darling, Jr., Director

/s/ R. Madison Murphy	/s/ John C. Shealy
R. Madison Murphy, Director	John C. Shealy, Director

/s/ R. Hunter Pierson, Jr.	/s/ Clefton D. Vaughan
R. Hunter Pierson, Jr., Director	Clefton D. Vaughan, Vice President, Finance and Administration (Principal Financial Officer)

/s/ Christoph Keller, III	/s/ Emily R. Evers
Christoph Keller, III, Director	Emily R. Evers, Controller (Principal Accounting Officer)

/s/ Alex R. Lieblong
Alex R. Lieblong, Director

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Ron L. Pearce, Chief Executive Officer of Deltic Timber Corporation (“the Company”), certify that:

1.	I have reviewed this annual report on Form 10-K of Deltic Timber Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s Chief Financial Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s Chief Financial Officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors:

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s Chief Financial Officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Ron L. Pearce
Ron L. Pearce Chief Executive Officer March 25, 2003

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Clefton D. Vaughan, Chief Financial Officer of Deltic Timber Corporation (“the Company”), certify that:

1.	I have reviewed this annual report on Form 10-K of Deltic Timber Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s Chief Financial Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s Chief Financial Officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors:

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s Chief Executive Officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Clefton D. Vaughan
Clefton D. Vaughan Chief Financial Officer March 25, 2003

FINANCIAL STATEMENT SCHEDULE

PURSUANT TO ITEM 14(a)2

DEL-TIN FIBER L.L.C.

Financial Statements

December 28, 2002 and December 29, 2001

(With Independent Auditor’s Report Thereon)

Independent Auditors’ Report

The Board of Managers

Del-Tin Fiber L.L.C.:

We have audited the accompanying balance sheets of Del-Tin Fiber L.L.C. as of December 28, 2002 and December 29, 2001, and the related statements of operations and other comprehensive income/(loss), cash flows, and members’ capital for each of the fiscal years in the three-year period ended December 28, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del-Tin Fiber L.L.C. as of December 28, 2002 and December 29, 2001, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

KPMG LLP

Shreveport, Louisiana

January 24, 2003

DEL-TIN FIBER L.L.C.

Balance Sheets

At year-end 2002 and 2001

	2002	2001
Assets
Current assets
Cash and cash equivalents	$13,757	$22,442
Accounts receivable, Temple-Inland	1,918,590	1,408,339
Other receivables	37,853	58,967
Inventories	3,295,580	3,426,548
Prepaid expenses and other current assets	608,422	301,657

Total current assets	5,874,202	5,217,953

Debt service reserve funds	3,484,835	3,543,409
Bond sinking fund	13,949,997	6,072,247
Property, plant, and equipment—net	98,230,020	100,906,887
Deferred debt costs—net	736,220	981,627

Total assets	$122,275,274	$116,722,123

Liabilities and Members’ Capital/(Deficit)
Current liabilities
Bank overdraft	$1,534,997	$1,074,070
Accounts payable	2,084,772	2,068,390
Accrued expenses	786,684	916,288
Interest rate swap liability	—	359,941

Total current liabilities	4,406,453	4,418,689

Long-term debt	89,000,000	89,000,000
Other noncurrent liabilities	3,431	6,514

Total liabilities	93,409,884	93,425,203

Members’ capital/(deficit)	28,865,390	23,656,861

Accumulated other comprehensive income/(loss)	—	(359,941)

Total liabilities, members’ capital/(deficit), and accumulated other comprehensive income/(loss)	$122,275,274	$116,722,123

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Statements of Operations and Other Comprehensive Income/(Loss)

For the years 2002, 2001, and 2000

	2002	2001	2000
Net sales	$31,306,900	$16,717,584	$31,070,583

Costs and expenses
Cost of sales	40,123,245	24,920,595	40,177,678
Depreciation	3,893,958	2,409,620	4,569,767
Selling, general, and administrative expenses	1,629,962	1,174,066	1,321,644
Loss on asset dispositions and write-down	690,041	762,330	72,327

Total costs and expenses	46,337,206	29,266,611	46,141,416

Loss from operations	(15,030,306)	(12,549,027)	(15,070,833)

Interest income	145,797	185,817	207,109
Interest and other debt expense	(4,105,212)	(5,901,010)	(7,011,158)

Net loss	(18,989,721)	(18,264,220)	(21,874,882)

Other comprehensive income/(loss)
SFAS 133 transition adjustment	—	729,834	—
Hedge reclassification adjustment	362,527	702,927	—
Loss in hedge fair value	(2,586)	(1,792,702)	—

Total other comprehensive income/(loss)	359,941	(359,941)	—

Total comprehensive income/(loss)	$(18,629,780)	$(18,624,161)	$(21,874,882)

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Statements of Cash Flows

For the years 2002, 2001, 2000

	2002	2001	2000
Cash flows from operating activities
Net loss	$(18,989,721)	$(18,264,220)	$(21,874,882)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	3,893,958	2,409,620	4,569,767
(Gain)/loss on dispositions of assets—net	690,041	369,170	72,327
Write down of assets	—	393,160	—
Amortization of debt issuance cost	245,407	245,406	245,407
Changes in current assets and liabilities, other than cash and cash equivalents
(Increase)/decrease in trade accounts
Receivable	(510,251)	(369,177)	702,932
(Increase)/decrease in other receivables	21,114	751,910	396,746
(Increase)/decrease in inventories	130,968	(619,637)	(84,279)
(Increase)/decrease in prepaid assets and other current assets	(306,765)	(170,541)	(47,836)
Increase/(decrease) in accounts payable	16,382	(461,842)	(2,452,518)
Increase/(decrease) in accrued expenses	(129,604)	(133,564)	(50,807)
Other	(3,083)	(118)	(2,945)

Net cash used in operating activities	(14,941,554)	(15,849,833)	(18,526,088)

Cash flows from investing activities
Capital expenditures requiring cash	(1,907,132)	(7,902,812)	(2,174,986)
Proceeds from dispositions of assets	—	—	181,489

Net cash used in investing activities	(1,907,132)	(7,902,812)	(1,993,497)

Cash flows from financing activities
Proceeds from issuance of notes payable	—	—	4,000,000
Repayments of notes payable	—	—	(10,000,000)
Increase/(decrease) in bank overdraft	460,927	95,941	978,129
(Increase)/decrease in debt service reserve funds—net	58,574	(120,147)	(188,012)
(Increase)/decrease in bond sinking fund—net	(7,877,750)	(6,072,247)	—
Capital contributions by members	24,198,250	29,401,624	25,806,000

Net cash provided by financing activities	16,840,001	23,305,171	20,596,117

Net increase/(decrease) in cash and
cash equivalents	(8,685)	(447,474)	76,532
Cash and cash equivalents at beginning of period	22,442	469,916	393,384

Cash and cash equivalents at the end of period	$13,757	$22,442	$469,916

See accompanying notes to financial statements.

4

DEL-TIN FIBER L.L.C.

Statements of Members’ Capital

For the years 2002, 2001, and 2000

Balance at January 1, 2000	$8,588,339

Net loss	(21,874,882)

Capital contributions	25,806,000

Balance at December 30, 2000	12,519,457

Net loss	(18,264,220)

Capital contributions	29,401,624

Balance at December 29, 2001	23,656,861

Net loss	(18,989,721)

Capital contributions	24,198,250

Balance at December 28, 2002	$28,865,390

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 28, 2002

Note 1—Summary of Significant Accounting Policies

Description of Business

Del-Tin Fiber L.L.C. (“Del-Tin” or the “Company”) is an Arkansas limited liability company organized in February 1995 and is equally owned by Temple-Inland Forest Products Corporation (“Temple-Inland”), a Delaware corporation, and Deltic Timber Corporation (“Deltic”), a Delaware corporation. Del-Tin is to exist until December 31, 2024, unless the Company is earlier dissolved in accordance with either the provisions of the Operating Agreement or the Arkansas Small Business Entity Tax Pass Through Act. The business of the Company is to manufacture, distribute, and sell medium density fiberboard (“MDF”) under the trade name “Solidium”. Within the United States, MDF is sold primarily to manufacturers and distributors of laminated flooring, furniture, cabinets, fixtures, and molding. Temple-Inland and Deltic share equally in revenue, expenses, and funding requirements of the joint venture.

Under the terms of a separate Fiber Supply Agreement, Deltic will be the preferred supplier of wood fiber, consisting of sawdust, shavings, and chips. Del-Tin will purchase the majority of residual chips produced by Deltic’s Waldo, Arkansas, sawmill, at a delivered price that approximates the weighted average delivered price of like-kind residual chips available to Del-Tin from third parties in the area. Del-Tin will also have first call on residual chips from Deltic’s sawmill in Ola, Arkansas.

Under the terms of a separate MDF Marketing Agreement, Temple-Inland will serve as the exclusive marketing agent for all MDF produced at the facility for a period of five years from the first day of production of MDF, which was in June 1998. The MDF Marketing Agreement shall be automatically extended for successive five-year periods unless either party elects not to extend.

In January 2001, the members of the Company decided to temporarily cease production operations at Del-Tin. This decision to shut down the plant resulted from a weak sales market for MDF and increased natural gas cost. While the plant was not operating, a capital project to modify the Company’s heat energy system was implemented to allow for greater utilization of wood products as fuel rather than natural gas. This project was completed in late May 2001, at a cost of $3,436,921. Operations were resumed in June 2001.

Accounting Period

The Company’s fiscal year is the 52 or 53-week period ending the Saturday closest to December 31. Fiscal years 2002, 2001, and 2000, ended on December 28, 2002, December 29, 2001, and December 30, 2000, respectively. Reference to years in these financial statements relate to fiscal years rather than calendar years.

Cash and Cash Equivalents

The Company considers short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method for all inventories.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 28, 2002

Note 1—Summary of Significant Accounting Policies (continued)

Debt Service Reserve Funds

Debt service reserve funds consists of cash account balances, restricted under the Company’s permanent credit facility, to be used solely to pay debt service to the extent sufficient funds are not available for such scheduled debt service payments in the Company’s operating account.

Bond Sinking Funds

Bond sinking funds consist of cash account balances required by the Company’s Credit Facility to be deposited quarterly beginning in 2001. These funds are restricted to use and will accumulate until 2005, at which time the funds deposited will equal the $89,000,000 in debt outstanding under the Credit Facility.

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

Prior to fiscal 2002, long-lived assets were accounted for under Statement of Financial Accounting Standards (“SFAS”) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Effective with fiscal 2002, long-lived assets are accounted for under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. The Company recorded no such impairment in 2002, 2001, or 2000.

Deferred Debt Costs

Deferred debt costs consists of various costs related to obtaining the Company’s permanent credit facility (“the Credit Facility”), the issuance of the Union County, Arkansas Taxable Industrial Development Bonds (Del-Tin Fiber Project) 1998 Series (the “Taxable Bonds”), and the substitution of the letters of credit supporting the Union County, Arkansas Solid Waste Disposal Revenue Bonds

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 28, 2002

Note 1—Summary of Significant Accounting Policies (continued)

(Del-Tin Fiber Project) 1997 Series A & B (the “Tax Exempt Bonds”). (The Taxable Bonds and the Tax Exempt Bonds are collectively called the “Bonds”.) Such costs are stated on the Balance Sheet at original issuance cost, net of amortization on a straight-line basis over the life of the Credit Facility. (For additional information regarding the Company’s financing arrangements, see Note 4—Indebtedness and Financing Arrangements.)

Revenue Recognition

Revenue from the sale of products is recognized upon passage of title to the customer, which is at the time of shipment.

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

The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. Interest rate swap agreements have been used to reduce the potential impact on increases in interest rates of variable-rate long-term debt. Derivatives are held only for the purpose of hedging such risks, not for speculation. Therefore, the Company enters into hedging relationships such that changes in the cash flows of the long-term debt being hedged are expected to be offset by corresponding changes in the value of the derivatives.

In accordance with the transition provisions of SFAS 133, Del-Tin recorded a cumulative SFAS 133 transition adjustment of $729,834 in Accumulated Other Comprehensive Income (AOCI) to recognize at fair value its current interest-rate swap agreement that was designated as a cash flow hedging instrument. During 2002 and 2001, the Company reclassified $362,527 and $702,927, respectively, of cost associated with its hedging instruments into earnings. There were no derivative instruments as of December 28, 2002.

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

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 28, 2002

Note 1—Summary of Significant Accounting Policies (continued)

Changes in the fair value of any cash-flow hedge are recorded in Other Comprehensive Income until earnings are affected by the variability in cash flows of the hedged item.

The Company would discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in cash flows of the hedged item; the derivative expires, is sold or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. The Company discontinued hedge accounting as the derivative contract was allowed to expire. Prior to the expiration date of the contract, on March 1, 2002, Del-Tin carried the derivative at its fair value on the balance sheet and recognized any changes in fair value in earnings.

For fiscal 2000, prior to the adoption of SFAS 133, the differential paid or received for the interest rate swap was accrued and recognized in interest expense.

Impact of Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years after June 15, 2002.

The effect of the adoption of SFAS 143 did not have an impact on the Company’s financial results.

Use of Estimates

Management of the Company has made a number of estimates and assumptions, relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2002 presentation format.

Note 2—Inventories

Inventories at year-end consisted of the following:

	2002	2001
Raw materials	$130,249	$150,063
Work in progress / finished goods	1,447,980	1,962,200
Spare parts	1,700,171	1,296,722
Operating materials and supplies	17,180	17,563

	$3,295,580	$3,426,548

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 28, 2002

Note 3—Property, Plant, and Equipment

Property, plant, and equipment at year-end consisted of the following:

	2002	2001
Land	$331,789	$331,789
Buildings	7,518,419	7,526,182
Land improvements	2,727,653	2,639,508
Machinery and equipment	101,981,707	100,039,784
Vehicles	38,777	38,777
Construction-in-progress	1,019,550	1,474,979
Capitalized spare parts	799,845	1,269,805

	114,417,740	113,320,824
Less: accumulated depreciation	(16,187,720)	(12,413,937)

	$98,230,020	$100,906,887

Depreciation expense totaled $3,893,958, $2,409,620, and $4,569,767 for 2002, 2001 and 2000, respectively. During 2001, the Company’s management increased its estimate of the useful lives of the majority of the equipment used directly in the MDF manufacturing process due to results of an industry study of the useful lives of panel board manufacturing equipment performed for Temple-Inland. The impact of the change in lives is accounted for prospectively beginning with fiscal 2001. The effect of this change was that depreciation expense was $1,218,423 less in 2001 than it would have been if the useful lives had not changed. Machinery and equipment, which are depreciated under the units of production method, continued to be depreciated during the shutdown period discussed in Note 1. This amount was calculated at 25% of straight-line depreciation during the period in which the machinery and equipment was idle. Such depreciation amounted to $653,296.

During the construction period of the Company’s primary plant facility, $4,863,715 of applicable interest incurred, net of interest income on invested debt proceeds, was capitalized.

As a result of modification to the plant’s heat energy system, six bag houses, which formerly served to house the filtration system for heated gases, were determined to be no longer necessary and are being accounted for as held for sale. The carrying amount of these assets at this time was $623,160, which was written down to a net realizable value of $230,000. The loss from write down to the fair value of these assets was $393,160 and is included in Other expenses in the 2001 Statements of Operations and Other Comprehensive Income/(Loss).

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 28, 2002

Note 4—Indebtedness and Financing Arrangements

Long-term debt at year-end consisted of the following:

	2002	2001

Union County, Arkansas Taxable Industrial Development Revenue Bonds (Del-Tin Fiber Project) 1998 Series, due October 1, 2027	$60,000,000	$60,000,000

Union County, Arkansas Solid Waste Disposal Revenue Bonds (Del-Tin Fiber Project) 1997 Series A, due October 1, 2027	14,500,000	14,500,000

Union County, Arkansas Solid Waste Disposal Revenue Bonds (Del-Tin Fiber Project) 1997 Series B, due October 1, 2027	14,500,000	14,500,000

	$89,000,000	$89,000,000

Sinking fund requirements for the next three years are $6,508,125 in 2003, and $9,790,000 in 2004, and $59,007,000 in 2005, net of interest earned. (For additional information regarding financial instruments, see Note 5—Fair Value of Financial Instruments.)

The Credit Facility

In 1998, the Company entered into the Credit Facility with several major banking institutions (the “Lenders”) having a stated maturity of December 17, 2005 (the “Stated Maturity Date”). The Credit Facility provides a letter of credit commitment of $91,225,000 (the “Letter of Credit Commitment Amount”) which terminates on December 17, 2003 (the “Termination Date”), but the Termination

Date may be annually extended if the Company so requests and all the Lenders agree. In any case, the Termination Date may not be extended beyond the Stated Maturity Date.

The Letter of Credit Commitment—Three letters of credit have been issued pursuant to the Credit Facility in the aggregate stated amount of $89,824,657 as of December 28, 2002. The letters of credit have a stated expiration of December 17, 2003. Under the Credit Facility, the letters of credit may be extended to the extent that the Termination Date of the letter of credit commitment is extended. If the letters of credit expire before the Stated Maturity Date and are not renewed or replaced, the Lenders will make loans to the Company to purchase the Bonds. Any such loans would be finally due and payable at the Stated Maturity Date.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 28, 2002

Note 4—Indebtedness and Financing Arrangements (continued)

The three letters of credit provide a payment mechanism for the Bonds and security for the Bondholders. Two of the letters of credit were issued to support the Tax Exempt Bonds and the third was issued to provide initial letter of credit support for the Taxable Bonds. On December 28, 2002, the maximum amount available to be drawn was $14,639,041 under each of the two letters of credit supporting the Tax Exempt Bonds and $60,546,575 under the letter of credit supporting the Taxable Bonds. The maximum amount available to be drawn under the letters of credit cover the principal amount of the relevant Bonds, plus an additional amount to cover interest.

Security for the Permanent Credit Facility—Substantially all of the Company’s assets are pledged to the Lenders as security for the Credit Facility. The Credit Facility requires the Company to maintain debt service reserve funds in an amount equal to six months’ debt service.

The debt service to be reserved against includes all required payments for principal (other than for working capital loans), sinking fund requirements, interest, and fees under both the Credit Facility and the Bonds. At December 28, 2002, the Company had a debt service reserve fund deficiency totaling $318,066. In accordance with the Credit Facility, the Company must cure the debt service reserve deficiency by March 31, 2003. The Company plans to cure the deficiency by March 31, 2003, with capital contributions from the members. The funds in the debt service reserve bank accounts may be withdrawn solely to pay debt service to the extent sufficient funds are not available in the Company’s operating account. The total amount in the debt service reserve funds as of December 28, 2002, was $3,484,835 and has been classified as noncurrent on the Balance Sheet due to the restriction placed on the funds.

The Credit Facility requires the Company to make quarterly deposits into two sinking funds. Failure to make such deposits is a default under the Credit Facility. These deposits began in the first quarter of 2001. The amount of the required deposits increases over the term of the Credit Facility, from $1,045,750 per quarter in 2001, to $3,115,000 per quarter beginning in 2005. At December 28, 2002, the total amount in the sinking funds was $13,949,997, which is classified as noncurrent on the balance sheet due to the restriction placed on the funds.

In the fourth quarter of 2005, the Company must deposit $49,662,000 into the sinking funds. The Company may not withdraw amounts deposited in the sinking funds during the term of the Credit Facility.

As further security for the Credit Facility, each member has agreed (1) to provide to the Company up to $17,500,000 (for a combined total of $35,000,000) in the form of additional cash equity contributions or subordinated loans, if and to the extent, that the Company is in default under the Credit Facility; or a deficiency exists in the Credit Facility debt service reserve funds or sinking funds; and (2) to pay to the Company in the form of additional cash equity contributions or subordinated loans, the member’s prorata portion of the difference between the Company’s projected operating cash flow at 90 percent of rated capacity, and the Company’s projected operating cash flow at the production rate actually achieved by the Company (the “Operating Cash Flow Variance”), if, and to the extent that, the Company still does not have sufficient funds to pay debt service. (The members will no longer be obligated to pay the Operating Cash Flow Variance once the plant successfully completes a minimum production test.)

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 28, 2002

Note 4—Indebtedness and Financing Arrangements (continued)

In connection with the Credit Facility, and with the issuance of the Bonds, the Company incurred approximately $1,639,000 in related costs. Such costs are included in the Balance Sheet in Deferred Debt Costs and are being amortized to Interest and Other Debt Expense on a straight-line basis over the life of the Credit Facility.

Effective March 2, 1999, the Company entered into an interest rate swap agreement which converts $60,000,000 of its long-term debt into fixed-rate obligations with an effective rate of 5.655 percent. Under the terms of the swap agreement, Del-Tin received variable interest rate payments and made fixed rate payments, thereby creating the equivalent of fixed-rate debt. By using derivative instruments to hedge exposures in interest rates, the Company exposes itself to credit risk, which exists when the fair value of a derivative is positive and the counterparty owes an amount to the Company. The Company minimizes this credit risk by entering into derivative agreements only with high-quality counterparties with strong credit ratings.

The interest rate swap agreement expired on March 1, 2002. During the contract, changes in the fair value of the interest rate swap were reported in AOCI. These amounts were then subsequently reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affected earnings.

The Bonds

The Bonds were issued by Union County, Arkansas, to finance the completion of the construction of the Company’s MDF plant, as well as the acquisition, construction, and improvement of certain sewerage and solid waste disposal facilities related to the Company’s MDF plant. Neither the State of Arkansas nor Union County, Arkansas have any liability under the Bonds. The Bonds are payable solely from the proceeds of the letters of credit issued to support the respective Bonds and from Company payments under the Loan Agreement and the Lease Agreement (both described below) with Union County, Arkansas. The Company has also unconditionally guaranteed the payment of all amounts owing under the Bonds to the bondholders. The Company’s indebtedness has been presented in these financial statements as though the Company was directly liable for the Bonds. If the bonds are not remarketed as allowed under the agreement, the letters of credit and the commitment of the Lenders are available to support repayment.

The Bonds currently bear interest at a variable rate determined weekly by the remarketing agent of the respective Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The maximum interest rate for the Tax Exempt Bonds is 10.0 percent and 9.5 percent for the Taxable Bonds. The interest rate on the Tax Exempt Bonds at year-end 2002 and 2001 was 1.65 percent and 1.7 percent, respectively. The interest rate on the Taxable Bonds at year-end 2002 and 2001 was 1.6 percent and 2.2 percent, respectively. The Company has the right to convert the interest rate payable on the Bonds to either a flexible daily, term, or fixed rate, as defined in the trust indentures for the respective Bonds.

Union County issued the Tax Exempt Bonds in October 1997 which were issued in two series, Series A and Series B, each in the amount of $14,500,000. In conjunction with this bond issuance, the Company and Union County entered into a loan agreement (the “Loan Agreement”) which obligates the Company to make loan payments in the amount required to pay the debt service on the Tax Exempt Bonds. As described above, two letters of credit were issued under the Credit Facility to support the Tax Exempt Bonds.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 28, 2002

Note 4—Indebtedness and Financing Arrangements (continued)

In December 1998, Union County issued the Taxable Bonds, in the amount of $60,000,000. The Company and Union County contemporaneously entered into a lease agreement (the “Lease Agreement”) that obligates the Company to make lease payments in an amount necessary to fund the debt service on the Taxable Bonds. As described above, a letter of credit was issued under the Credit Facility to support the Taxable Bonds.

Note 5—Fair Value of Financial Instruments

The Company is subject to certain restrictive covenants in connection with the Bonds at its Credit Facility and was in compliance with such covenants as of December 28, 2002.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at year-end 2002 and 2001. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$13,757	$13,757	$22,442	$22,442
Trade accounts receivable	1,918,590	1,918,590	1,408,339	1,408,339
Other receivables	37,853	37,853	58,967	58,967
Debt service reserve funds	3,484,835	3,484,835	3,543,409	3,543,409
Bond sinking funds	13,949,997	13,949,997	6,072,247	6,072,247

Financial liabilities
Bank overdraft	1,534,997	1,534,997	1,074,070	1,074,070
Accounts payable	2,084,772	2,084,772	2,068,390	2,068,390
Accrued expenses	786,684	786,684	916,288	916,288
Long-term debt	89,000,000	89,000,000	89,000,000	89,000,000
Interest rate swap agreement	—	—	359,941	359,941

The carrying amounts shown in the table are included in the Balance Sheets under the indicated captions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and Cash Equivalents, Trade Accounts Receivable, Other Receivables, Bank Overdraft, Accounts Payable, and Accrued Expenses—The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Debt Service Reserve and Bond Sinking Funds—The carrying amount approximates fair value since the interest earned on these deposits fluctuates with changes in current market rates.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 28, 2002

Note 5—Fair Value of Financial Instruments (continued)

•	Long-term debt, including current maturities—The fair value at year-end is estimated based on current rates at which the Company could borrow funds with similar remaining maturities and tax exempt nature.

Note 6—Lease Commitments

The Company is obligated under noncancelable operating leases for various equipment.

As of December 28, 2002 future minimum lease commitments under noncancelable operating leases consisted of the following:

2003	$21,892
2004	$12,713
2005	$10,313

Rent expense for all operating leases was $354,497 in 2002, $286,042 in 2001, and $381,024 in 2000.

Note 7—Related-Party Transactions

The Company is assessed a fee for marketing services provided by Temple-Inland. This expense amounted to $951,078 in 2002, $513,319 in 2001, and $550,951 in 2000, and is included in Selling, General, and Administrative Expenses in the accompanying Statements of Operations. In addition, Del-Tin reimburses Temple-Inland for advertising arranged on behalf of the Company’s Solidium brand and for a portion of expenses that Temple-Inland incurs for general advertising for MDF. These costs amounted to $49,960 in 2002, $37,629 during 2001 and $68,491 in 2000, and are included in Selling, General, and Administrative Expenses in the accompanying Statements of Operations. The Company is also assessed a fee for computer services by Temple-Inland. This fee amounted to $75,000 in each 2002, 2001 and 2000, and is included in Selling, General, and Administrative expenses in the accompanying Statements of Operations. As of December 28, 2002, the Company’s balance due Temple-Inland totaled $100,000 and is included in accounts payable on the accompanying balance sheet.

Under the terms of the MDF Marketing Agreement, the Company’s sales are processed by Temple-Inland. A corresponding receivable is recorded by the Company equal to the outstanding trade receivable balance maintained by Temple-Inland. Funds are transferred to the Company from Temple-Inland based on previous weeks sales. All credit risk relating to the Company’s trade receivables remains with Temple-Inland. As of December 28, 2002, and December 29, 2001, the Company’s balance due from Temple-Inland relating to the trade receivables was $1,918,590 and $1,408,339, respectively.

The Company purchases raw materials from Deltic. Total purchases of bark and chips amounted to $3,144,271 in 2002, $1,851,733 for the year of 2001, and $3,620,168 during 2000. In relation to these purchases, the Company had outstanding balances payable to Deltic of $54,592 at December 28, 2002 and $50,461 at December 29, 2001, and is included in accounts payable on the accompanying balance sheet.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 28, 2002

Note 7—Related-Party Transactions (continued)

The Company had sales of MDF to Temple-Inland totaling $ 344,752 in 2002, $155,736 for 2001, and $861,265 in 2000, which are included in Net Sales in the accompanying Statements of Operations. In relation to these sales, Del-Tin had a payable of $85,488 to Temple-Inland at December 28, 2002 , which is offset against accounts receivable in the accompanying balance sheet, resulting from credits issued for returned product that will be netted against the receipts of future sales to Temple-Inland.

Note 8—Supplemental Cash Flows Disclosures

Interest paid was $2,709,269 in 2002, $4,195,122 in 2001, and $6,779,898 in 2000.

Note 9—Liquidity

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

Note 10—Subsequent Event

Citing reasons that the MDF business no longer represents a growth area for them and consequently that they intend to exit the business upon the earliest, reasonable opportunity, Deltic evaluated its investment in Del-Tin and determined it to be impaired. As a result, Deltic wrote off its entire investment in Del-Tin, amounting to $18.7 million, based on estimated fair value of the investment. This assessment differs from the Company’s evaluation of the recoverability of the property, plant, and equipment under SFAS 144. Deltic has committed to provide continued support until such time as its ownership is sold.

DEL-TIN FIBER L.L.C.

Schedule 1—Supplemental Information Concerning Cost of Sales

For the years of 2002, 2001, and 2000

(Unaudited)

	2002	2001	2000
Cost of raw wood	$7,823,061	$4,639,514	$8,254,660
Cost of other raw materials	6,092,358	3,870,090	6,454,658
Change in inventories	514,220	(1,205,750)	89,645
Salaries, labor, and benefits	5,239,758	4,537,894	5,159,614
Utilities	5,008,891	3,896,894	5,496,526
Gas	4,195,727	2,166,525	3,806,766
Fuel	1,221,823	803,385	1,234,354
Maintenance and repairs	4,322,427	2,689,309	4,497,590
Operating materials and supplies	1,985,927	1,192,897	2,113,863
Other	3,719,053	2,329,837	3,070,002

	$40,123,245	$24,920,595	$40,177,678

Unaudited—see accompanying Independent Auditors’ Report

