Form 10-Q
period 2003-03-31
DELTIC TIMBER CORP
filed 2003-05-12
CIK 1022469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Number of shares of Common Stock, $.01 Par Value, outstanding at April 30, 2003, was 11,899,797.

TABLE OF CONTENTS—FIRST QUARTER 2003 FORM 10-Q REPORT

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

    Consolidated Balance Sheets

(Thousands of dollars)

	March 31, 2003	Dec. 31, 2002
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$837	1,057
Trade accounts receivable—net	4,941	3,230
Other receivables	2,279	2,321
Inventories	5,890	6,257
Prepaid expenses and other current assets	1,451	1,607

Total current assets	15,398	14,472

Investment in real estate held for development and sale	40,930	42,551
Other investments and noncurrent receivables	2,573	2,558
Timber and timberlands—net	218,751	209,317
Property, plant, and equipment—net	38,505	39,572
Deferred charges and other assets	1,772	2,076

Total assets	$317,929	310,546

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$64	70
Notes payable	122	—
Trade accounts payable	1,691	3,316
Accrued taxes other than income taxes	1,506	1,194
Bank overdraft	609	913
Income taxes payable	771	—
Deferred revenues and other accrued liabilities	6,573	6,854

Total current liabilities	11,336	12,347

Long-term debt	124,104	116,120
Deferred tax liabilities—net	11,857	11,955
Other noncurrent liabilities	7,548	7,162
Stockholders’ equity
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, zero shares issued	—	—
Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	69,075	69,075
Retained earnings	114,635	114,165
Unamortized restricted stock awards	(104)	(133)
Treasury stock	(20,650)	(20,273)

Total stockholders’ equity	163,084	162,962

Total liabilities and stockholders’ equity	$317,929	310,546

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

            Three Months Ended March 31,

(Thousands of dollars, except per share amounts)

	2003	2002
Net sales	$32,429	27,095

Costs and expenses
Cost of sales	21,558	15,047
Depreciation, amortization, and cost of fee timber harvested	3,532	5,264
General and administrative expenses	1,900	2,047

Total costs and expenses	26,990	22,358

Operating income	5,439	4,737

Equity in Del-Tin Fiber	(1,845)	(2,393)
Interest income	28	36
Interest and other debt expense	(1,623)	(1,148)
Other income/(expense)	45	144

Income before income taxes	2,044	1,376

Income taxes	(830)	(555)

Net income	$1,214	821

Earnings per common share
Basic	$.10	.02
Assuming dilution	$.10	.02

Dividends declared per common share	$.0625	.0625

Average common shares outstanding (thousands)	11,907	11,897

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

              Three Months Ended March 31,

(Thousands of dollars)

	2003	2002
Operating activities
Net income	$1,214	821
Adjustments to reconcile net income to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	3,532	5,264
Deferred income taxes	(98)	292
Real estate costs recovered upon sale	2,605	870
Timberland costs recovered upon sale	330	104
Equity in Del-Tin Fiber	1,845	2,393
Net increase/(decrease) in provisions for pension and other postretirement benefits	493	304
(Increase)/decrease in operating working capital other than cash and cash equivalents	(1,674)	253
Other—net	18	339

Net cash provided/(required) by operating activities	8,265	10,640

Investing activities
Capital expenditures requiring cash	(12,725)	(4,071)
Net change in purchased stumpage inventory	(840)	(611)
Advances to Del-Tin Fiber	(1,845)	(2,749)
(Increase)/decrease in funds held by trustee	(29)	(107)
Other—net	279	246

Net cash provided/(required) by investing activities	(15,160)	(7,292)

Financing activities
Proceeds from borrowings	11,324	—
Repayments of notes payable and long-term debt	(3,224)	(6,026)
Treasury stock purchases	(377)	—
Increase/(decrease) in bank overdraft	(304)	—
Preferred stock dividends paid	—	(566)
Common stock dividends paid	(744)	(744)
Other—net	—	331

Net cash provided/(required) by financing activities	6,675	(7,005)

Net increase/(decrease) in cash and cash equivalents	(220)	(3,657)
Cash and cash equivalents at January 1	1,057	6,122

Cash and cash equivalents at March 31	$837	2,465

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

                    Three Months Ended March 31,

(Thousands of dollars)

	2003	2002
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, zero and 600,000 shares issued as redeemable preferred stock in 2003 and 2002	$—	—

Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2002 and 2001	128	128

Capital in excess of par value
Balance at beginning of year	69,075	68,766
Exercise of stock options	—	58
Tax benefits on stock options	—	34

Balance at end of period	69,075	68,858

Retained earnings
Balance at beginning of year	114,165	133,034
Net income	1,214	821
Preferred stock dividends	—	(566)
Common stock dividends	(744)	(744)

Balance at end of period	114,635	132,545

Unamortized restricted stock awards
Balance at beginning of year	(133)	(264)
Stock awards	—	—
Amortization to expense	29	45

Balance at end of period	(104)	(219)

Treasury stock
Balance at beginning of year—898,175 and 925,725 shares, respectively	(20,273)	(20,865)
Shares purchased—15,907 shares in 2003	(377)	—
Shares issued for incentive plans—21,175 shares in 2002	—	477

Balance at end of period—914,082 and 904,550 shares, respectively	(20,650)	(20,388)

Total stockholders’ equity	$163,084	180,924

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

                         March 31, 2003

(Unaudited, except for December 31, 2002)

Note 1 – Interim Financial Statements

The interim financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

The financial statements in Deltic’s 2002 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior period amounts have been reclassified to conform with 2003 presentation format.

Note 2 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended March 31,
(Thousands, except per share amounts)	2003	2002
Income from continuing operations	$1,214	821
Less preferred dividends	—	(566)

Income available to common shareholders	$1,214	255

Weighted average number of common shares used in basic EPS	11,907	11,897
Effect of dilutive stock options	19	46

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	11,926	11,943

Earnings per common share
Basic	$.10	.02
Assuming dilution	$.10	.02

Note 3 – Stock-Based Compensation

Deltic has a stock-based compensation plan for which the Company applies the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying common stock on the date of grant.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

                         March 31, 2003

(Unaudited, except for December 31, 2002)

Note 3 – Stock-Based Compensation (cont.)

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars, except per share amounts)	2003	2002
Net income/(loss), as reported	$1,214	821
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	70	56
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(218)	(409)

Pro forma net income/(loss)	$1,066	468

Basic earnings per share
As reported	$.10	.02
Pro forma	.09	.01

Dilutive earnings per share
As reported	$.10	.02
Pro forma	.09	.01

For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2003 and 2002, respectively: dividend yields of 1.02 percent and 1.06 percent; expected volatilty of 32.69 percent and 31.19 percent; risk-free interest rates of 2.86 percent and 4.37 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2003 and 2002 was $7.35 and $9.26, respectively.

Note 4 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	Mar. 31, 2003	Dec. 31, 2002
Logs	$1,032	1,313
Lumber	4,551	4,630
Materials and supplies	307	314

	$5,890	6,257

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

                         March 31, 2003

(Unaudited, except for December 31, 2002)

Note 5 – Investment in Del-Tin Fiber

Deltic owns 50 percent of the membership interest of Del-Tin Fiber, which completed construction and commenced production operations of a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas, during 1998. On April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. In January 2003, Deltic announced in its fourth quarter earnings news release that following a review of these strategic alternatives, it was determined that the MDF business did not represent a growth area for the Company. Consequently, the Company intends to exit this business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the equity method investee, as required by APB 18, resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of such investment was written off, to zero, in the fourth quarter of 2002. The write-off amounted to $18,723,000. In performing this impairment evaluation, the Company’s management made a number of estimates and assumptions related to the timing of the sale of its ownership interest, the expected selling price for its interest, future operating results for Del-Tin Fiber, and the ability to refinance the joint-venture’s long-term debt. It is reasonably possible that a change in these estimates and assumptions might occur, which could have a material impact on the Company’s future financial statements. Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership interest in the facility is sold, the Company will continue to recognize losses related to Del-Tin Fiber to the extent of these advances. As a result of the Company’s determination that the investment carrying value was impaired and the subsequent write-off of such carrying value, to the extent no recoverable value is determined to be warranted, the Company is expensing, as equity in Del-Tin Fiber, all cash advances, in excess of the sinking fund requirement for 2003, made to the facility since December 31, 2002. A liability representing the Company’s share of this sinking fund requirement, in the amount of $4,478,000, was accrued as of December 31, 2002. Therefore, the amount of Equity in Del-Tin Fiber reported on the Company’s Consolidated Statements of Income is not equal to 50 percent of the facility’s reported operating results for the period. Based on the operating results of Del-Tin Fiber, the amount of the Company’s equity loss would have been $1,570,000 for the first three months of 2003 versus the $1,845,000 actually reported. The management of Del-Tin Fiber has performed evaluations of possible impairment of the long-lived assets of the plant in accordance with SFAS 121 and/or 144, as applicable. To-date, these analyses have indicated that no impairment exists at the Del-Tin Fiber level.

The maximum potential amount of future payments that could be required of the Company under current contractual guarantees is limited to $17,500,000 committed under the contingent equity agreement. However, with the Company currently funding its share of Del-Tin Fiber’s sinking fund contribution on a voluntary basis, potential future payments are estimated at approximately $36,568,000 if the Company is not able to refinance the facility’s long-term debt and has not sold its ownership interest by the end of 2005.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

                         March 31, 2003

(Unaudited, except for December 31, 2002)

Note 5 – Investment in Del-Tin Fiber (cont.)

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the three months ended March 31 consisted of the following:

(Thousands of dollars)	Mar. 31, 2003	Dec. 31, 2002

Condensed Balance Sheet Information
Current assets	$6,753	5,874
Debt service reserve funds	3,494	3,485
Bond sinking funds	16,141	13,950
Property, plant, and equipment—net	97,700	98,230
Other noncurrent assets	675	736

Total assets	$124,763	122,275

Current liabilities	$3,924	4,407
Long-term debt	89,000	89,000
Other noncurrent liabilities	15	3
Members’ capital/(deficit)	31,824	28,865

Total liabilities and members’ capital/(deficit)	$124,763	122,275

	Three Months Ended March 31,
(Thousands of dollars)	2003	2002

Condensed Income Statement Information
Net sales	$10,255	7,825

Costs and expenses
Cost of sales	10,851	9,969
Depreciation	1,237	975
General and administrative expenses	506	436

Total costs and expenses	12,594	11,380

Operating income/(loss)	(2,339)	(3,555)
Interest income	31	30
Interest and other debt expense	(832)	(1,260)

Net income/(loss)	(3,140)	(4,785)
Other comprehensive income	—	360

Comprehensive income/(loss)	$(3,140)	(4,425)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

                         March 31, 2003

(Unaudited, except for December 31, 2002)

Note 6 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	Mar. 31, 2003	Dec. 31, 2002
Purchased stumpage inventory	$8,328	7,488
Timberlands	78,643	76,772
Fee timber	191,380	182,906
Logging facilities	1,721	1,782

	280,072	268,948

Less accumulated costs of fee timber harvested and facilities depreciation	(61,321)	(59,631)

	$218,751	209,317

Note 7 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	Mar. 31, 2003	Dec. 31, 2002
Land	$125	125
Land improvements	4,070	4,070
Buildings and structures	4,810	4,801
Machinery and equipment	77,400	76,847

	86,405	85,843
Less accumulated depreciation	(47,900)	(46,271)

	$38,505	39,572

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

                         March 31, 2003

(Unaudited, except for December 31, 2002)

Note 8 – Supplemental Cash Flow Disclosures

A net income tax refund of $49,000 was received in the 2003 period, while income taxes paid, net of refunds, was $251,000 in the 2002 period. Interest paid, net of amounts capitalized, was $305,000 and $449,000 in the first three months of 2003 and 2002, respectively.

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for the three months ended March 31 consisted of the following:

(Thousands of dollars)	2003	2002
Trade accounts receivable	$(1,767)	(933)
Other receivables	51	37
Inventories	367	1,385
Prepaid expenses and other current assets	157	(114)
Trade accounts payable	(1,433)	(1,002)
Deferred revenues and other accrued liabilities	951	880

	$(1,674)	253

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

                         March 31, 2003

(Unaudited, except for December 31, 2002)

Note 9 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2003	2002
Net sales
Woodlands	$9,095	12,133
Mills	19,269	17,874
Real Estate	7,852	2,567
Eliminations*	(3,787)	(5,479)

	$32,429	27,095

Income before income taxes
Operating income
Woodlands	$5,859	7,252
Mills	(2,286)	(1,204)
Real Estate	3,422	203
Corporate	(1,635)	(1,829)
Eliminations	79	315

Operating income	5,439	4,737
Equity in Del-Tin Fiber	(1,845)	(2,393)
Interest income	28	36
Interest and other debt expense	(1,623)	(1,148)
Other income/(expense)	45	144

	$2,044	1,376

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,901	3,722
Mills	1,483	1,401
Real Estate	128	99
Corporate	20	42

	$3,532	5,264

Capital expenditures
Woodlands	$10,782	931
Mills	346	741
Real Estate	1,539	2,383
Corporate	58	16

	$12,725	4,071

*Intersegment sales of timber from Woodlands to Mills.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net income for the first quarter of 2003 was $1.2 million, $.10 a share, compared to first quarter 2002 earnings of $.8 million, $.02 a share after preferred dividends. Net sales for the current quarter totaled $32.4 million, an increase of $5.3 million when compared to the prior-year quarter. Operating income for the first quarter of 2003 was $5.4 million compared to $4.7 million for the corresponding quarter of 2002. Net cash provided by operating activities decreased $2.3 million, from $10.6 million in 2002 to $8.3 million for the 2003 period.

Operating income for the first quarter of 2003 increased $.7 million when compared to the first quarter of 2002. The Woodlands segment decreased $1.4 million due primarily to reduced pine sawtimber sales which resulted from a planned 31 percent decrease in harvest levels. Mills segment operating results decreased $1.1 million from the same period of 2002 as lumber sales price decreased six percent while the Company managed to lower its lumber production cost per thousand board feet (“MBF”) by two percent. Operating income for Real Estate segment operations improved $3.2 million from a year ago due to an increase in commercial development acreage sold, an increase in the number of residential lots sold, and an increase in the average sales price of residential lots due to sales mix.

The Woodlands segment reported net sales of $9.1 million for the current quarter compared to $12.1 million a year ago. Due to the completion, during 2002, of the Company’s three-year harvest plan for previously acquired well-stocked timberland acreage, pine sawtimber harvest levels decreased 31 percent to 178,030 tons. This reduction, combined with a $3 per ton drop in sales price to $39 per ton, resulted in a decrease in pine sawtimber sales of $3.7 million. Sales of 1,186 acres of timberland produced revenues of $1.3 million in the current period, while sales of 328 acres generated $.5 million in the prior-year period. Operating income was $5.8 million in the first quarter of 2003, a decrease of $1.4 million when compared to first quarter 2002 operating income of $7.2 million, resulting primarily from the decrease in net sales, partially offset by a $1.8 million reduction in the cost of fee timber harvested.

Mills operations’ net sales for the first quarter of 2003 were $19.3 million compared to $17.9 million for 2002’s first quarter. Finished lumber sales increased $1.2 million due to a 14 percent increase in sales volume to 56.3 million board feet (“MMBF”) resulting from improved efficiencies at the Company’s mills. Average lumber sales price for the current quarter was $291 per MBF, six percent lower than a year ago. An operating loss of $2.3 million was reported for the first quarter of 2003, which compares to a loss of $1.2 million for the 2002 period. The increased loss of $1.1 million was due primarily to the increased negative margin of $17/MBF realized on lumber sales as a result of prices dropping more rapidly than the Company was able to reduce manufacturing cost, combined with the increase in sales volume.

The Real Estate segment recorded net sales of $7.8 million in 2003 compared to $2.6 million in 2002. The 2003 period benefited from commercial acreage sales of approximately 29 acres for $3.6 million, while there were no commercial sales in the 2002 period. Residential lot sales increased by 21 lots to 47 in the current quarter, while the average sales price increased $9,200 per lot to $69,200 due to the sales mix. Operating income increased $3.2 million, to $3.4 million, due primarily to the increase in sales activity.

Corporate operating expense was $1.6 million in the first quarter of 2003, which compares to $1.8 million for the same quarter of 2002. The improvement was primarily the result of lower general and administrative expenses related to the Company’s incentive plan. Equity in Del-Tin Fiber recorded by the Company (which following the write-off of the carrying amount of the Company’s investment in the facility based on the determination to exit the business upon the earliest, reasonable opportunity, represents the amount of advances to the facility) was $1.8 million compared to its equity share of the plant’s losses of $2.4 million a year ago. (For additional information about Del-Tin Fiber’s operations, refer to Note 5 to the consolidated financial statements.) Interest expense was $.5 million higher than 2002’s first quarter due to an increase in long-term debt resulting from redemption of the Company’s preferred stock at the end of 2002 and timberland acquisitions made during the first quarter of 2003. Income tax expense was $.8 million, which compares to $.6 million for 2002’s first quarter.

The increase in the Company’s earnings per share from $.02 a share in the first quarter of 2002 to $.10 a share for the current-year quarter is the result of the $.4 million increase in net income combined with the increase in earnings available to common shareholders due to the redemption of Deltic’s preferred stock at the end of 2002. The non-deductible carrying cost of the dividends on these preferred shares was 7.54 percent. While a portion of the Company’s increase in interest expense is directly related to the borrowings incurred to accomplish the redemption, the interest rate on this new fixed-interest rate debt of 6.01 percent results in a net decrease in carrying cost. In addition, this interest expense is tax deductible, which represents an additional net benefit of the debt versus preferred stock.

Financial Condition

Net cash provided by operating activities totaled $8.3 million during the first quarter of 2003 compared to $10.6 million a year ago. Changes in operating working capital, other than cash and cash equivalents, required cash of $1.7 million for the first three months of 2003, but provided cash of $.3 million for the corresponding period of 2002.

Capital expenditures required cash of $12.7 million in the current quarter, of which $10.2 million was for timberland acquisitions, and $4.1 million in the prior year. Capital expenditures requiring cash, by segment, consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2003	2002
Woodlands	$10,782	931
Mills	346	741
Real Estate	1,539	2,383
Corporate	58	16

Capital expenditures requiring cash	$12,725	4,071

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations required cash of $.8 million in 2003 and $.6 million in 2002. The Company advanced Del-Tin Fiber $1.8 million during the current quarter and $2.7 million during the corresponding quarter of 2002.

The Company borrowed $11.3 million and made repayments of debt of $3.2 million during the first quarter of 2003 compared to debt repayments of $6 million in 2002. During the current year, purchases of treasury stock utilized $.4 million and the decrease in the bank overdraft was $.3 million. Deltic paid dividends on common stock of $.7 million in both 2003 and 2002. In the prior-year period, the Company paid dividends for preferred stock of $.6 million

These net uses of funds during the first quarter of 2003 resulted in a $.2 million decrease in the Company’s cash and cash equivalents since December 31, 2002.

During December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of its common stock. Under this program, the Company can purchase shares through the open market and privately negotiated transactions at prices deemed appropriate by Deltic’s management. As of March 31, 2003, the Company had expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share, of which 15,907 shares at an average cost of $23.73 were purchased during the first quarter of 2003.

The Company has agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom Del-Tin Fiber has obtained its $89 million credit facility. Under this agreement, Deltic and the other 50 percent owner of the joint venture have agreed to fund any deficiency in contributions to either Del-Tin Fiber’s required sinking fund or debt service reserve, up to a cumulative total of $17.5 million for each owner. In addition, each owner has committed to a production support agreement, under which each owner has agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service until the plant is able to successfully complete a minimum production test. Both owners have agreed to fund any operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements. On January 22, 2003, Deltic announced that it was writing-off its investment in Del-Tin Fiber as of December 31, 2002, and that it intended to exit the medium density fiberboard business upon the earliest, reasonable opportunity provided by the market. However, the Company’s contingent obligations are not reduced as a result of the write-off. Due to the probable requirement for Deltic to advance to Del-Tin Fiber amounts equal to its share of the facility’s remaining 2003 quarterly sinking fund obligation, based on the plant’s 2003 cash flow projections, the Company has a related liability recorded in its accounts, equal to $3,143,000 at March 31, 2003. However, an additional amount could be accrued if the Company is not able to refinance the facility’s long-term debt and has not sold its ownership interest within the timeframe considered in the current evaluation.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2002 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q. There have been no changes in these identified critical policies, nor have there been any initially adopted accounting policies having a material impact on reported financial results.

Outlook

Pine sawtimber harvest levels are expected to be 100,000 to 150,000 tons in the second quarter of 2003 and 600,000 to 650,000 tons for the year. The Company’s program to consider sales of timberland identified to be non-strategic or have a higher and better use will continue, with sales for the year anticipated to be 3,000 to 5,000 acres. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 55 to 60 million board feet for the second quarter and 200 to 250 million board feet for the year. Residential lot sales are projected to be 40 to 50 lots and 175 to 200 lots, respectively. Under the current evaluation parameters, Deltic’s equity in Del-Tin Fiber will be equal to any cash advances made to the facility in excess of sinking fund payment requirements for 2003.

Although the lumber market continues to suffer from oversupply, lumber prices have improved modestly since the beginning of the year. Near-term prices are likely to continue to improve through the spring building season; however, longer-term prospects are more problematic due to the supply imbalance and Canadian trade issue. The regional market for pine sawtimber weakened slightly in late 2002 in response to lower lumber prices but has recently stabilized. Any significant change in sawtimber prices over the remainder of the year is unlikely without a corresponding move in the lumber market. MDF prices have strengthened somewhat since early 2003 and are expected to continue to increase through year-end as demand improves and capacity utilization increases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk”, in Item 7A of Part II of its 2002 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Item 5.	Other Events—Press release announcing Deltic’s financial results for the fourth quarter and year of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ron L. Pearce	Date:	May 5, 2003
Ron L. Pearce, President (Principal Executive Officer)

By:	/s/ Clefton D. Vaughan	Date:	May 5, 2003
Clefton D. Vaughan, Vice President, Finance and Administration (Principal Financial Officer)

By:	/s/ Emily R. Evers	Date:	May 5, 2003
Emily R. Evers, Controller (Principal Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Ron L. Pearce, Chief Executive Officer of Deltic Timber Corporation (“the Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Deltic Timber Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s Chief Financial Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

/s/Ron L. Pearce

Ron L. Pearce

Chief Executive Officer

May 5, 2003

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

May 5, 2003