Form 10-Q
period 2003-06-30
DELTIC TIMBER CORP
filed 2003-07-31
CIK 1022469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of shares of Common Stock, $.01 Par Value, outstanding at June 30, 2003, was 11,899,797.

TABLE OF CONTENTS—SECOND QUARTER 2003 FORM 10-Q REPORT

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

    Consolidated Balance Sheets

(Thousands of dollars)

	June 30, 2003	Dec. 31, 2002
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,438	1,057
Trade accounts receivable—net	4,815	3,230
Other receivables	2,360	2,321
Inventories	5,117	6,257
Prepaid expenses and other current assets	1,547	1,607

Total current assets	15,277	14,472

Investment in real estate held for development and sale	39,993	42,551
Other investments and noncurrent receivables	2,212	2,558
Timber and timberlands—net	218,106	209,317
Property, plant, and equipment—net	37,987	39,572
Deferred charges and other assets	1,452	2,076

Total assets	$315,027	310,546

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$64	70
Notes payable	215	—
Trade accounts payable	2,138	3,316
Accrued taxes other than income taxes	1,704	1,194
Bank overdraft	—	913
Income taxes payable	1,453	—
Deferred revenues and other accrued liabilities	4,687	6,854

Total current liabilities	10,261	12,347

Long-term debt	121,088	116,120
Deferred tax liabilities—net	10,973	11,955
Other noncurrent liabilities	7,905	7,162
Stockholders’ equity
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, zero shares issued	—	—
Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	69,075	69,075
Retained earnings	116,309	114,165
Unamortized restricted stock awards	(62)	(133)
Treasury stock	(20,650)	(20,273)

Total stockholders’ equity	164,800	162,962

Total liabilities and stockholders’ equity	$315,027	310,546

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

  Consolidated Statements of Income (Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$34,960	28,106	67,389	55,201

Costs and expenses
Cost of sales	23,455	17,726	45,013	32,773
Depreciation, amortization, and cost of fee timber harvested	3,467	4,238	6,999	9,502
General and administrative expenses	1,924	2,118	3,824	4,165

Total costs and expenses	28,846	24,082	55,836	46,440

Operating income	6,114	4,024	11,553	8,761

Equity in Del-Tin Fiber	(547)	(2,933)	(2,392)	(5,326)
Interest income	16	27	44	63
Interest and other debt expense	(1,923)	(1,098)	(3,546)	(2,246)
Other income/(expense)	56	97	101	241

Income/(loss) before income taxes	3,716	117	5,760	1,493

Income taxes	(1,299)	(127)	(2,129)	(682)

Net income/(loss)	$2,417	(10)	3,631	811

Earnings per common share
Basic	$.20	(.05)	.31	(.03)
Assuming dilution	.20	(.05)	.30	(.03)

Dividends declared per common share	$.0625	.0625	.1250	.1250

Average common shares outstanding (thousands)	11,900	11,923	11,903	11,910

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

                    Six Months Ended June 30,

(Thousands of dollars)

	2003	2002
Operating activities
Net income	$3,631	811
Adjustments to reconcile net income to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	6,999	9,502
Deferred income taxes	(982)	565
Real estate costs recovered upon sale	4,804	2,122
Timberland costs recovered upon sale	600	217
Equity in Del-Tin Fiber	2,392	5,326
Net increase/(decrease) in provisions for pension and other postretirement benefits	1,037	689
(Increase)/decrease in operating working capital other than cash and cash equivalents	731	(1,113)
Other—net	287	686

Net cash provided/(required) by operating activities	19,499	18,805

Investing activities
Capital expenditures requiring cash	(16,186)	(9,344)
Net change in purchased stumpage inventory	(1,787)	(570)
Advances to Del-Tin Fiber	(4,561)	(6,269)
(Increase)/decrease in funds held by trustee	372	2,139
Other—net	645	431

Net cash provided/(required) by investing activities	(21,517)	(13,613)

Financing activities
Proceeds from borrowings	11,539	500
Repayments of notes payable and long-term debt	(6,362)	(9,042)
Treasury stock purchases	(377)	—
Increase/(decrease) in bank overdraft	(913)	—
Preferred stock dividends paid	—	(1,131)
Common stock dividends paid	(1,488)	(1,490)
Proceeds from stock option exercises	—	1,224

Net cash provided/(required) by financing activities	2,399	(9,939)

Net increase/(decrease) in cash and cash equivalents	381	(4,747)
Cash and cash equivalents at January 1	1,057	6,122

Cash and cash equivalents at June 30	$1,438	1,375

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

                            Six Months Ended June 30,

(Thousands of dollars)

	2003	2002
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, 600,000 shares issued as redeemable preferred stock at end of period in 2002	$—	—

Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of period in 2003 and 2002	128	128

Capital in excess of par value
Balance at beginning of year	69,075	68,766
Exercise of stock options	—	159
Tax benefits on stock options	—	113

Balance at end of period	69,075	69,038

Retained earnings
Balance at beginning of year	114,165	133,034
Net income	3,631	811
Preferred stock dividends accrued	—	(1,131)
Common stock dividends declared	(1,487)	(1,490)

Balance at end of period	116,309	131,224

Unamortized restricted stock awards
Balance at beginning of year	(133)	(264)
Stock awards	—	—
Amortization to expense	71	73

Balance at end of period	(62)	(191)

Treasury stock
Balance at beginning of year – 898,175 and 925,725 shares, respectively	(20,273)	(20,865)
Shares purchased – 15,907 shares in 2003	(377)	—
Shares issued for incentive plans – 57,325 shares in 2002	—	1,292

Balance at end of period – 914,082 and 868,400 shares, respectively	(20,650)	(19,573)

Total stockholders’ equity	$164,800	180,626

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

                       June 30, 2003

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

The financial statements in Deltic’s 2002 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior period amounts have been reclassified to conform with the 2003 presentation format.

Note 2 – Impact of Recently Effective Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS 143 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, and is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not initiated any such exit or disposal activities in 2003; therefore, adoption of SFAS 146 has had no impact on the Company’s financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. It clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has issued no such guarantees in 2003.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures about the effect of the method used on reported results in both annual and interim financial statements. The Company currently applies Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, to account for stock-based compensation and has not adopted the measurement provisions of SFAS 123, as amended by SFAS 148; however, it has adopted the disclosure requirements of both SFAS 123 and SFAS 148.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

                       June 30, 2003

(Unaudited, except for December 31, 2002)

Note 2 – Impact of Recently Effective Accounting Pronouncements (cont.)

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation provisions of FIN 46 apply to variable interest entities created, and to variable interest entities in which an enterprise obtains an interest, after January 31, 2003. The Company has not created or obtained an interest in any such entities.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. This statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, and (3) amends the definition of an underlying to conform to FIN 45. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with all provisions applied prospectively. The Company has no derivative instruments and is not currently engaged in hedging activities, accordingly, adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify an instrument that is within its scope as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As of June 30, 2003, the Company had no financial instruments within the scope of SFAS 150.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

                       June 30, 2003

(Unaudited, except for December 31, 2002)

Note 3 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share amounts)	2003	2002	2003	2002
Net income/(loss)	$2,417	(10)	3,631	811
Less preferred dividends	—	(566)	—	(1,131)

Income available to common shareholders	$2,417	(576)	3,631	(320)

Weighted average number of common shares used in basic EPS	11,900	11,923	11,903	11,910
Effect of dilutive stock options*	22	—	21	—

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	11,922	11,923	11,924	11,910

Earnings per common share
Basic	$.20	(.05)	.31	(.03)
Assuming dilution	.20	(.05)	.30	(.03)

*	Additional potential common shares from stock options outstanding for the second quarter and first six months of 2002, amounting to 58,000 and 53,000 shares, respectively, are excluded from the calculation of diluted earnings per share since they would result in antidilution due to the negative amount of income available to common shareholders (after deducting preferred dividends).

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

                       June 30, 2003

(Unaudited, except for December 31, 2002)

Note 4 – Stock-Based Compensation

Deltic has a stock-based compensation plan for which the Company applies the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based compensation expense is accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying common stock on the date of grant.

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share amounts)	2003	2002	2003	2002
Net income/(loss), as reported	$2,417	(10)	3,631	811
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	75	189	145	267
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(180)	(196)	(398)	(627)

Pro forma net income/(loss)	$2,312	(17)	3,378	451

Basic earnings per share
As reported	.20	(.05)	.31	(.03)
Pro forma	.19	(.05)	.28	(.06)

Dilutive earnings per share
As reported	.20	(.05)	.30	(.03)
Pro forma	.19	(.05)	.28	(.06)

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

                       June 30, 2003

(Unaudited, except for December 31, 2002)

Note 5 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2003	Dec. 31, 2002
Logs	$1,087	1,313
Lumber	3,742	4,630
Materials and supplies	288	314

	$5,117	6,257

Note 6 – Investment in Del-Tin Fiber

Deltic owns 50 percent of the membership interest of Del-Tin Fiber, which completed construction and commenced production operations of a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas, during 1998. On April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. In January 2003, Deltic announced in its fourth quarter earnings news release that following a review of these strategic alternatives, it was determined that the MDF business did not represent a growth area for the Company. Consequently, the Company intends to exit this business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the equity method investee, as required by APB 18, resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of such investment was written off, to zero, in the fourth quarter of 2002. The write-off amounted to $18,723,000. In performing this impairment evaluation, the Company’s management made a number of estimates and assumptions related to the timing of the sale of its ownership interest, the expected selling price for its interest, future operating results for Del-Tin Fiber, and the possibility that the joint-venture’s long-term debt would be refinanced. It is reasonably possible that a change in these estimates and assumptions might occur, which could have a material impact on the Company’s future financial statements, as well as its intentions regarding the investment. Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership interest in the facility is sold, the Company will continue to recognize losses related to Del-Tin Fiber to the extent of these advances in excess of the sinking fund requirement for 2003, made to the facility since December 31, 2002. A liability representing the Company’s share of this sinking fund requirement, in the amount of $4,478,000, was accrued as of December 31, 2002. (The balance in this accrued liability at June 30, 2003, was $2,058,000.) Therefore, the amount of equity in Del-Tin Fiber reported on the Company’s Consolidated Statements of Income is not equal to 50 percent of the facility’s reported operating results for the period. Based on the operating results of Del-Tin Fiber, the amount of the Company’s equity loss would have been $2,326,000 for the first half of 2003 versus the $2,392,000 actually reported. The management of Del-Tin Fiber has performed evaluations of possible impairment of the long-lived assets of the plant in accordance with SFAS 121 and/or 144, as applicable. To-date, these analyses have indicated that no impairment exists at the Del-Tin Fiber level.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

                       June 30, 2003

(Unaudited, except for December 31, 2002)

Note 6 – Investment in Del-Tin Fiber (cont.)

The maximum potential amount of future payments that could be required of the Company under current contractual guarantees is limited to $17,500,000 committed under the contingent equity agreement. However, with the Company currently funding its share of Del-Tin Fiber’s sinking fund contribution on a voluntary basis, potential future payments are estimated at approximately $33,579,000 should the facility’s long-term debt not be refinanced, its financial results not become sufficient to fund its obligations, or if the Company has not sold its ownership interest by the end of 2005.

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the periods ended June 30 consisted of the following:

(Thousands of dollars)	June 30, 2003	Dec. 31, 2002

Condensed Balance Sheet Information
Current assets	$7,347	5,874
Debt service reserve funds	3,501	3,485
Bond sinking funds	18,340	13,950
Property, plant, and equipment—net	97,096	98,230
Other noncurrent assets	613	736

Total assets	$126,897	122,275

Current liabilities	$4,319	4,407
Long-term debt	89,000	89,000
Other noncurrent liabilities	3	3
Members’ capital/(deficit)	33,575	28,865

Total liabilities and members’ capital/(deficit)	$126,897	122,275

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

                       June 30, 2003

(Unaudited, except for December 31, 2002)

Note 6 – Investment in Del-Tin Fiber (cont.)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2003	2002	2003	2002

Condensed Income Statement Information
Net sales	$12,153	6,346	22,408	14,171

Costs and expenses
Cost of sales	10,978	9,568	21,829	19,537
Depreciation	1,378	839	2,615	1,814
General and administrative expenses	528	364	1,034	800

Total costs and expenses	12,884	10,771	25,478	22,151

Operating income/(loss)	(731)	(4,425)	(3,070)	(7,980)
Interest income	40	32	71	62
Interest and other debt expense	(820)	(1,022)	(1,652)	(2,282)
Gain/(loss) on disposal of assets	—	(451)	—	(451)

Net income/(loss)	(1,511)	(5,866)	(4,651)	(10,651)
Other comprehensive income	—	—	—	360

Comprehensive income/(loss)	$(1,511)	(5,866)	(4,651)	(10,291)

Note 7 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2003	Dec. 31, 2002
Purchased stumpage inventory	$9,275	7,488
Timberlands	78,545	76,772
Fee timber	191,514	182,906
Logging facilities	1,721	1,782

	281,055	268,948
Less accumulated costs of fee timber harvested and facilities depreciation	(62,949)	(59,631)

	$218,106	209,317

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

                       June 30, 2003

(Unaudited, except for December 31, 2002)

Note 8 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2003	Dec. 31, 2002
Land	$125	125
Land improvements	4,164	4,070
Buildings and structures	5,075	4,801
Machinery and equipment	78,194	76,847

	87,558	85,843
Less accumulated depreciation	(49,571)	(46,271)

	$37,987	39,572

Note 9 – Supplemental Cash Flow Disclosures

Income taxes paid, net of refunds, were $1,329,000 and $30,000 in the 2003 and 2002 periods, respectively. Interest paid, net of amounts capitalized, was $3,414,000 and $2,081,000 in the first six months of 2003 and 2002, respectively.

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for the six months ended June 30 consisted of the following:

(Thousands of dollars)	2003	2002
Trade accounts receivable	$(1,611)	(1,521)
Other receivables	(43)	(70)
Inventories	1,140	409
Prepaid expenses and other current assets	60	(421)
Trade accounts payable	(799)	(473)
Deferred revenues and other accrued liabilities	1,984	963

	$731	(1,113)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

                       June 30, 2003

(Unaudited, except for December 31, 2002)

Note 10 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2003	2002	2003	2002
Net sales
Woodlands	$7,362	9,479	16,457	21,612
Mills	20,475	18,862	39,744	36,736
Real Estate	9,629	4,188	17,481	6,755
Eliminations*	(2,506)	(4,423)	(6,293)	(9,902)

	$34,960	28,106	67,389	55,201

Income/(loss) before income tax
Operating income
Woodlands	$4,189	5,839	10,048	13,091
Mills	(1,627)	(251)	(3,913)	(1,455)
Real Estate	5,041	850	8,463	1,053
Corporate	(1,710)	(1,938)	(3,345)	(3,767)
Eliminations	221	(476)	300	(161)

Operating income	6,114	4,024	11,553	8,761
Equity in Del-Tin Fiber	(547)	(2,933)	(2,392)	(5,326)
Interest income	16	27	44	63
Interest and other debt expense	(1,923)	(1,098)	(3,546)	(2,246)
Other income/(expense)	56	97	101	241

	$3,716	117	5,760	1,493

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,824	2,653	3,725	6,375
Mills	1,488	1,433	2,971	2,834
Real Estate	133	106	261	205
Corporate	22	46	42	88

	$3,467	4,238	6,999	9,502

Capital expenditures
Woodlands	$446	896	11,228	1,827
Mills	809	811	1,155	1,552
Real Estate	2,118	3,534	3,657	5,917
Corporate	98	32	156	48

	$3,471	5,273	16,196	9,344

*	Intersegment sales of timber from Woodlands to Mills

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Net income for the second quarter of 2003 was $2.4 million, $.20 a share, compared to break-even results, a loss of $.05 a share after preferred dividends, for the second quarter of 2002. Net sales for the current quarter totaled $35 million, an increase of $6.9 million when compared to the prior-year quarter. Operating income for the second quarter of 2003 was $6.2 million compared to $4 million for the corresponding quarter of 2002. Net cash provided by operating activities increased $3 million, from $8.2 million in 2002 to $11.2 million for the 2003 period.

Operating income for the second quarter of 2003 increased $2.2 million (or 55 percent) when compared to the second quarter of 2002. The Woodlands segment decreased $1.7 million due primarily to reduced pine sawtimber sales from a planned decrease in harvest levels. Mills segment operating results decreased $1.3 million from the same period of 2002 as the average lumber sales price decreased six percent. Operating income for Real Estate segment operations improved $4.2 million from a year ago due to an increase in commercial development acreage sold.

The Woodlands segment reported net sales of $7.4 million for the current quarter compared to $9.5 million a year ago. Due to the completion, during 2002, of the Company’s three-year harvest plan for previously acquired well-stocked timberland acreage, pine sawtimber harvest levels decreased 39 percent to 123,070 tons. This 77,254 ton reduction, combined with a $1 per ton decrease in sales price to $40 per ton, resulted in a drop in pine sawtimber sales of $3.3 million. Combined sales of hardwood sawtimber and pulpwood (pine and hardwood) rose $.7 million due to increased harvest volumes. Sales of 1,097 acres of timberland produced revenues of $.9 million in the current period, while sales of 431 acres generated $.4 million in the prior-year period. Operating income was $4.2 million in the second quarter of 2003, a decrease of $1.7 million when compared to second quarter 2002 operating income of $5.9 million resulting primarily from the decrease in net sales for the segment, partially offset by a $.8 million reduction in cost of fee timber harvested.

Mills operations’ net sales for the second quarter of 2003 were $20.4 million compared to $18.8 million for 2002’s second quarter. Finished lumber sales increased $1.4 million due to a 16 percent increase in sales volume to 58.7 million board feet (“MMBF”) resulting from increased production at the Company’s mills due to improved efficiencies. Average lumber sales price for the current quarter was $299 per thousand board feet (“MBF”), $20 lower than a year ago. An operating loss of $1.6 million was reported for the second quarter of 2003, which compares to a loss of $.3 million for the 2002 period. The increased loss of $1.3 million was due primarily to a $23 per MBF decrease in margin realized on lumber sales as a result of the drop in sales price.

The Real Estate segment recorded net sales of $9.7 million in the second quarter of 2003 compared to $4.2 million in the same period for 2002. The 2003 period benefited from commercial acreage sales of approximately 23 acres for $6 million, while there were no commercial sales in the 2002 period. Residential lot sales decreased by three lots to 23 in the current quarter, while the average sales price decreased $13,300 per lot to $82,300 due to the sales mix. Operating income increased $4.2 million, to $5.1 million, due primarily to the margin on the commercial acreage sales in 2003.

Corporate operating expense was $1.7 million in the second quarter of 2003, which compares to $2 million for the same quarter of 2002. Equity in Del-Tin Fiber recorded by the Company was a loss of $.6 million compared to a loss of $2.9 million a year ago. Following the write-off of the carrying amount of the Company’s investment as of December 31, 2002, the current-year equity represents the amount of advances to the facility in excess of sinking fund payment requirements for 2003 versus the Company’s share of the plant’s operating losses in the prior-year period. (For additional information about Del-Tin Fiber’s operations, refer to Note 6 to the consolidated financial statements.) Interest expense was $.8 million higher than 2002’s second quarter due primarily to an increase in long-term debt resulting from the redemption of the Company’s preferred stock at the end of 2002.

The increase in the Company’s earnings per share from a loss of $.05 a share in the second quarter of 2002 to $.20 a share for the current-year quarter is the result of the $2.4 million increase in net income combined with the increase in earnings available to common shareholders due to the redemption of Deltic’s preferred stock at the end of 2002. The non-deductible carrying cost of the dividends on these preferred shares was 7.54 percent. While a portion of the Company’s increase in interest expense is directly related to the borrowings incurred to accomplish the redemption, the interest rate on this new fixed-rate obligation of 6.01 percent resulted in a net decrease in carrying cost. In addition, this interest expense is tax deductible, which represents an additional net benefit of debt versus the former preferred stock.

Income tax expense was $1.4 million in the second quarter of 2003, an increase of $1.3 million from the corresponding period in 2002 due to higher pretax income.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

For the first six months of 2003, net income totaled $3.6 million, $.31 a share, compared to net income for the six months ended June 30, 2002, of $.8 million, a loss of $.03 a share after preferred dividends. Operating income for the first half of 2003 was $11.6 million, an increase of $2.9 million from 2002. The Company’s Woodlands segment decreased $3.1 million as a result of a planned reduction in pine sawtimber harvest levels. The Mills segment decreased $2.4 million due primarily to a six percent drop in the average lumber sales price. Real Estate operations improved $7.4 million due to commercial acreage sold in 2003. Corporate operating expense dropped $.5 million.

The Woodlands segment produced net sales of $16.5 million during the six months ended June 30, 2003, a decrease of $5.1 million when compared to $21.6 million during 2002. Pine sawtimber sales decreased $7 million as a result of a 34 percent decrease in sales volume to 301,100 tons combined with a $1 per ton drop in the average sales price received for pine sawtimber to $40 per ton. Net sales generated from the sale of non-strategic or higher and better use timberland increased by $1.3 million, as the Company sold approximately 2,283 acres for $2.1 million during the 2003 period compared to about 759 acres for $.8 million in 2002. Operating income was $10 million for the first half of 2003, compared to $13.1 million in 2002. This decrease was due mainly to the reduction in net sales and a $.4 million increase in the cost of timberland sales, partially offset by a $2.7 million decrease in the cost of fee timber harvested primarily from the reduction in harvest levels.

Mills operations recorded net sales of $39.7 million for the first six months of 2003 compared to $36.7 million for the corresponding period of 2002. The increase was due mainly to a $2.6 million increase in sales of finished lumber from a 15 percent rise in sales volume to 115 MMBF due to improving efficiencies at both of its mills, partially offset by a $19 decrease in average sales price per MBF sold to $295. As a result of the increase in production levels, sales of residual by-products of the manufacturing process rose $.5 million. A loss from operations of $3.9 million in 2003 compares to 2002’s loss of $1.5 million due primarily to the six percent drop in average sales price per MBF sold, partially offset by a one percent reduction in lumber manufacturing expense per MBF from the improved production efficiencies.

Real Estate operations reported net sales of $17.5 million during the first half of 2003 compared to $6.8 million during 2002. The first six months of 2003 benefited from the sales of approximately 52 acres of commercial acreage for $9.6 million, while there were no commercial sales in the 2002 period. Residential lot sales increased by 18 lots to 70 in the current period, while the average sales price decreased $4,300 per lot to $73,500 due to the sales mix. Operating income of $8.5 million in 2003 increased $7.4 million from a year ago as the result of the increase in net sales, partially offset by increased sales commission expense.

Corporate operating expense was $3.3 million for the first six months of 2003 compared to $3.8 million for the same period in 2002. The decrease of $.5 million was due reduced costs for the Company’s incentive plans. Equity in Del-Tin Fiber recorded by the Company was a loss of $2.4 million in the current year, which compares to $5.3 million a year ago. Interest expense was $1.3 million higher in 2003 due mainly to increased long-term debt resulting from the redemption of the Company’s preferred stock at the end of 2002. Income tax expense increased $1.5 million to $2.2 million due to higher pretax income.

Financial Condition

For the first six months of 2003, net cash provided by operating activities totaled $19.5 million compared to $18.8 million for the same period in 2002. Changes in operating working capital, other than cash and cash equivalents, provided cash of $.7 million for the first half of 2003 but required $1.1 million for the same period of 2002.

Capital expenditures required cash of $16.2 million in the current-year period and $9.3 million a year ago. Capital expenditures by segment consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2003	2002

Woodlands*	$11,228	1,827
Mills	1,155	1,552
Real Estate	3,657	5,917
Corporate	156	48

Capital expenditures	$16,196	9,344

*	2003 amount includes $10.4 million for the acquisition of 6,955 acres of timberland of which one acquisition amounted to $9.3 million for 4,979 acres in Calhoun County, Arkansas.

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations required cash of $1.8 million in 2003 and $.6 million in 2002. The Company made operating advances to Del-Tin Fiber of $2.4 million during the current period, which decreased from $4.5 million during the corresponding period of 2002 due to improved operating results at the facility. Advances to Del-Tin Fiber for required debt sinking fund deposits amounted to $2.2 million in 2003, for which a liability was accrued at December 31, 2002 that was included in the 2002 write-off of the Company’s investment in the facility, and $1.8 million in 2002.

The Company borrowed $11.5 million and made debt repayments of $6.4 million during the first half of 2003 compared to borrowings of $.5 million and debt repayments of $9 million during the first six months of 2002. During the current year, purchases of treasury stock utilized $.4 million and the decrease in bank overdraft was $.9 million. Deltic paid dividends on common stock of $1.5 million in both 2003 and 2002. In the prior-year period, the Company paid dividends for preferred stock of $1.1 million. Proceeds from the exercise of stock options provided cash of $1.2 million during 2002.

These net sources of funds during the first half of 2003 resulted in a $.4 million increase in the Company’s cash and cash equivalents since December 31, 2002.

During December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of its common stock. Under this program, the Company can purchase shares through the open market and privately negotiated transactions at prices deemed appropriate by Deltic’s management. As of June 30, 2003, the Company had expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share. (No shares were purchased during the second quarter of 2003.)

The Company has agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom Del-Tin Fiber has obtained its $89 million credit facility. Under this agreement, Deltic and the other 50 percent owner of the joint venture have agreed to fund any deficiency in contributions to either Del-Tin Fiber’s required sinking fund or debt service reserve, up to a cumulative total of $17.5 million for each owner. The Company is currently funding its share of Del-Tin Fiber’s sinking fund obligation on a voluntary basis. As a result, potential future payments are estimated at approximately $33.6 million should the facility’s long-term debt not be refinanced, its financial results not become sufficient to fund its obligations, or if the Company has not sold its ownership interest by the end of 2005. In addition, each owner has committed to a production support agreement, under which each owner has agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service until the plant is able to successfully complete a minimum production test. Both owners have agreed to fund any operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements. While Deltic wrote off its investment in Del-Tin Fiber as of December 31, 2002, the Company’s contingent obligations are not reduced as a result of the write-off.

Due to the probable requirement for Deltic to advance to Del-Tin Fiber amounts equal to its share of the facility’s remaining 2003 quarterly sinking fund obligation, based on the plant’s 2003 cash flow projections, the Company has a related liability recorded in its accounts, equal to $2 million at June 30, 2003. No liability for such payments on behalf of the facility after 2003 has been accrued based on the likelihood that no such payments would be required of the Company due to either the projected further improvement in Del-Tin Fiber’s cash flows, the possible refinancing of the joint-venture’s long-term debt, or to the possible divestment of the Company’s ownership interest within the timeframe considered in the current evaluation.

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

Impact of Recently Effective Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS 143 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, and is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not initiated any such exit or disposal activities in 2003; therefore, adoption of SFAS 146 has had no impact on the Company’s financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. It clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has issued no such guarantees in 2003.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures about the effect of the method used on reported results in both annual and interim financial statements. The Company currently applies Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, to account for stock-based compensation and has not adopted the measurement provisions of SFAS 123, as amended by SFAS 148; however, it has adopted the disclosure requirements of both SFAS 123 and SFAS 148.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation provisions of FIN 46 apply to variable interest entities created, and to variable interest entities in which an enterprise obtains an interest, after January 31, 2003. The Company has not created or obtained an interest in any such entities.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. This statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, and (3) amends the definition of an underlying to conform to FIN 45. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with all provisions applied prospectively. The Company has no derivative instruments and is not currently engaged in hedging activities, accordingly, adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify an instrument that is within its scope as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic companies. As of June 30, 2003, the Company had no financial instruments within the scope of SFAS 150.

Outlook

Pine sawtimber harvest levels are expected to be 150,000 to 200,000 tons in the third quarter of 2003 and 600,000 to 650,000 tons for the year. The Company’s program to consider sales of timberland identified to be non-strategic or to have a higher and better use will continue, with sales for the year anticipated to be 3,000 to 5,000 acres. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 50 to 60 million board feet for the third quarter and 200 to 250 million board feet for the year. Residential lot sales are projected to be 20 to 40 lots and 180 to 220 lots, respectively. The Company currently has 146 lots under contract and scheduled to close by the end of 2003, in addition to the 70 lots that have been sold thus far in the year. Under the current evaluation parameters, Deltic’s equity loss in Del-Tin Fiber will be equal to any cash advances made to the facility in excess of sinking fund payment requirements for 2003.

The lumber market improved modestly in the latter part of the second quarter as a result of strong demand and low inventory levels. Over the second half of 2003, demand is expected to remain strong; however, continued improvement in prices will be dependent upon production curtailments and resolution of the Canadian trade issue. The regional pine sawtimber market has been stable since the beginning of the year. Any significant change in sawtimber prices over the remainder of 2003 is unlikely without a corresponding move in the lumber market. MDF prices have been relatively flat in the first half of the year but are expected to increase over the next six to 18 months as the overall economy improves.

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

Item 4. Controls and Procedures

Deltic Timber Corporation (“the Company”) carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934. Such evaluation was under the supervision, and with the participation, of the Company’s senior management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003, in timely alerting them to material information required to be included in any reports that the Company files or submits under the Securities Exchange Act of 1934, as amended. In addition, such controls have been deemed to be effective in ensuring that the required information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes during the quarter in internal controls over financial reporting or in any other factors that could significantly affect those internal controls. The Company has not identified any significant deficiency or material weakness in its internal controls, and therefore, no corrective actions were taken.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Deltic Timber Corporation (“Deltic” or “the Company”) was held on April 24, 2003. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, its Board of Directors consists of three classes who hold office for staggered terms of three years. Set forth below is a listing of the directors elected at the April 24, 2003, annual meeting, the results of such election and the names of directors whose term of office continued after the meeting.

Director	Votes for	Votes Withheld

Alex R. Lieblong	10,124,303	282,270
Robert C. Nolan	9,890,335	516,238
Ron L. Pearce	8,860,544	1,540,009
R. Hunter Pierson, Jr	(Term expires in 2004)
J. Thurston Roach	(Term expires in 2004)
John C. Shealy	(Term expires in 2004)
O. H. Darling, Jr.	(Term expires in 2005)
Christoph Keller, III	(Term expires in 2005)
R. Madison Murphy	(Term expires in 2005)

In addition to the election of three Class I directors at the April 24, 2003, annual meeting, stockholders were requested to ratify the prior appointment of KPMG LLP by the Board of Directors as Deltic’s independent auditors for 2003. Stockholders ratified the appointment of KPMG LLP by a vote of 10,243,346 shares in favor and 163,227 shares against or withheld.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	Item 5.	Other Events – Press release announcing Deltic’s financial results for the first quarter of 2003 (filing date 4/21/03).

	Item 5.	Other Events – Press release announcing that effective July 1, 2003, Ray C. Dillon has assumed office of President and Chief Executive Officer (filing date 7/1/03).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date:	July 30, 2003
Ray C. Dillon, President
(Principal Executive Officer)

	/s/ Clefton D. Vaughan	Date:	July 30, 2003
Clefton D. Vaughan, Vice President,
Finance and Administration
(Principal Financial Officer)

	/s/ Emily R. Evers	Date:	July 30, 2003
Emily R. Evers, Controller
(Principal Accounting Officer)