Form 10-Q
period 2003-09-30
DELTIC TIMBER CORP
filed 2003-10-30
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐.

Number of shares of Common Stock, $.01 Par Value, outstanding at September 30, 2003, was 11,968,279.

TABLE OF CONTENTS - THIRD QUARTER 2003 FORM 10-Q REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	Sept. 30, 2003	Dec. 31, 2002
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,207	1,057
Trade accounts receivable - net	6,269	3,230
Other receivables	2,983	2,321
Inventories	5,275	6,257
Prepaid expenses and other current assets	1,983	1,607

Total current assets	18,717	14,472

Investment in real estate held for development and sale	39,469	42,551
Other investments and noncurrent receivables	2,628	2,558
Timber and timberlands - net	216,799	209,317
Property, plant, and equipment - net	37,412	39,572
Deferred charges and other assets	1,884	2,076

Total assets	$316,909	310,546

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$64	70
Trade accounts payable	3,905	3,316
Accrued taxes other than income taxes	1,142	1,194
Bank overdraft	—	913
Income taxes payable	49	—
Deferred revenues and other accrued liabilities	4,816	6,854

Total current liabilities	9,976	12,347

Long-term debt	121,072	116,120
Deferred tax liabilities - net	11,660	11,955
Other noncurrent liabilities	7,853	7,162
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, zero shares issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	69,459	69,075
Retained earnings	115,898	114,165
Unamortized restricted stock awards	(34)	(133)
Treasury stock	(19,103)	(20,273)

Total stockholders’ equity	166,348	162,962

Total liabilities and stockholders’ equity	$316,909	310,546

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$30,730	25,565	98,119	80,766

Costs and expenses
Cost of sales	22,324	19,154	67,337	51,927
Depreciation, amortization, and cost of fee timber harvested	3,126	2,910	10,125	12,412
General and administrative expenses	1,862	1,832	5,686	5,997

Total costs and expenses	27,312	23,896	83,148	70,336

Operating income	3,418	1,669	14,971	10,430

Equity in Del-Tin Fiber	(1,598)	(1,827)	(3,990)	(7,153)
Interest income	306	117	350	180
Interest and other debt expense	(1,599)	(1,110)	(5,145)	(3,356)
Other income/(expense)	61	101	162	342

Income/(loss) before income taxes	588	(1,050)	6,348	443

Income taxes	(254)	58	(2,383)	(624)

Net income/(loss)	$334	(992)	3,965	(181)

Earnings per common share
Basic	$.03	(.13)	.33	(.16)
Assuming dilution	.03	(.13)	.33	(.16)

Dividends declared per common share	$.0625	.0625	.1875	.1875

Average common shares outstanding (thousands)	11,919	11,941	11,909	11,921

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30,

(Thousands of dollars)

	2003	2002
Operating activities
Net income/(loss)	$3,965	(181)
Adjustments to reconcile net income/(loss) to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	10,125	12,412
Deferred income taxes	(345)	(390)
Real estate costs recovered upon sale	7,660	3,119
Timberland costs recovered upon sale	826	534
Equity in Del-Tin Fiber	3,990	7,154
Net increase/(decrease) in provisions for pension and other postretirement benefits	1,512	1,020
(Increase)/decrease in operating working capital other than cash and cash equivalents	(1,287)	716
Other - net	94	538

Net cash provided/(required) by operating activities	26,540	24,922

Investing activities
Capital expenditures requiring cash	(20,827)	(15,816)
Net change in purchased stumpage inventory	(1,594)	969
Advances to Del-Tin Fiber	(7,244)	(9,953)
(Increase)/decrease in funds held by trustee	(14)	1,730
Other - net	1,293	662

Net cash provided/(required) by investing activities	(28,386)	(22,408)

Financing activities
Proceeds from borrowings	11,539	7,500
Repayments of notes payable and long-term debt	(6,593)	(11,558)
Treasury stock purchases	(377)	(746)
Increase/(decrease) in bank overdraft	(913)	953
Preferred stock dividends paid	—	(1,697)
Common stock dividends paid	(2,232)	(2,237)
Proceeds from stock option exercises	1,572	1,161

Net cash provided/(required) by financing activities	2,996	(6,624)

Net increase/(decrease) in cash and cash equivalents	1,150	(4,110)
Cash and cash equivalents at January 1	1,057	6,122

Cash and cash equivalents at September 30	$2,207	2,012

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30,

(Thousands of dollars)

	2003	2002
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, 600,000 shares issued as redeemable preferred stock at end of period in 2002	$—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of period in 2003 and 2002	128	128

Capital in excess of par value
Balance at beginning of year	69,075	68,766
Exercise of stock options	182	165
Tax benefits on stock options	202	144

Balance at end of period	69,459	69,075

Retained earnings
Balance at beginning of year	114,165	133,034
Net income/(loss)	3,965	(181)
Preferred stock dividends accrued	—	(1,697)
Common stock dividends declared	(2,232)	(2,234)

Balance at end of period	115,898	128,922

Unamortized restricted stock awards
Balance at beginning of year	(133)	(264)
Stock awards	—	—
Amortization to expense	99	102

Balance at end of period	(34)	(162)

Treasury stock
Balance at beginning of year – 898,175 and 925,725 shares, respectively	(20,273)	(20,865)
Shares purchased – 15,907 shares in 2003 and 31,800 shares in 2002	(377)	(746)
Shares issued for incentive plans – 68,482 shares in 2003 and 59,350 shares in 2002	1,547	1,338

Balance at end of period – 845,600 and 898,175 shares, respectively	(19,103)	(20,273)

Total stockholders’ equity	$166,348	177,690

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003

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

Note 2 – Impact of Recently Effective Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS 143 did not have an effect on the Company’s financial position, results of operations, or cash flows.

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

September 30, 2003

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

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify an instrument that is within its scope as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As of September 30, 2003, the Company had no financial instruments within the scope of SFAS 150.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited, except for December 31, 2002)

Note 3 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share amounts)	2003	2002	2003	2002
Net income/(loss)	$334	(992)	3,965	(181)
Less preferred dividends	—	(566)	—	(1,697)

Income available to common shareholders	$334	(1,558)	3,965	(1,878)

Weighted average number of common shares used in basic EPS	11,919	11,941	11,909	11,921
Effect of dilutive stock options*	49	—	24	—

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	11,968	11,941	11,933	11,921

Earnings per common share
Basic	$.03	(.13)	.33	(.16)
Assuming dilution	.03	(.13)	.33	(.16)

*	Additional potential common shares from stock options outstanding for the third quarter and first nine months of 2002, amounting to 30,000 and 45,000 shares, respectively, are excluded from the calculation of diluted earnings per share since they would result in antidilution due to the negative amount of income available to common shareholders (after deducting preferred dividends).

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003

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

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share amounts)	2003	2002	2003	2002
Net income/(loss), as reported	$334	(992)	3,965	(181)
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	46	82	191	349
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(165)	(195)	(563)	(822)

Pro forma net income/(loss)	$215	(1,105)	3,593	(654)

Basic earnings per share
As reported	.03	(.13)	.33	(.16)
Pro forma	.02	(.14)	.30	(.20)

Dilutive earnings per share
As reported	.03	(.13)	.33	(.16)
Pro forma	.02	(.14)	.30	(.20)

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited, except for December 31, 2002)

Note 5 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2003	Dec. 31, 2002
Logs	$1,251	1,313
Lumber	3,772	4,630
Materials and supplies	252	314

	$5,275	6,257

Note 6 – Investment in Del-Tin Fiber

Deltic owns 50 percent of the membership interest of Del-Tin Fiber, which completed construction and commenced production operations of a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas, during 1998. On April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. In January 2003, Deltic announced in its fourth quarter 2002 earnings news release that following a review of these strategic alternatives, it was determined that the MDF business did not represent a growth area for the Company. Consequently, the Company intends to exit this business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the equity method investee, as required by APB 18, resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of such investment was written off, to zero, in the fourth quarter of 2002. The write-off amounted to $18,723,000. In performing this impairment evaluation, the Company’s management made a number of estimates and assumptions related to the timing of the sale of its ownership interest, the expected selling price for its interest, future operating results for Del-Tin Fiber, and the possibility that the joint-venture’s long-term debt would be refinanced. It is reasonably possible that a change in these estimates and assumptions might occur, which could have a material impact on the Company’s future financial statements, as well as its intentions regarding the disposition of its investment in the facility. Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership interest in the facility is sold, the Company will continue to recognize losses related to Del-Tin Fiber to the extent of these advances in excess of the sinking fund requirement for 2003, made to the facility since December 31, 2002. A liability representing the Company’s share of this sinking fund requirement, in the amount of $4,478,000, was accrued as of December 31, 2002. (The balance in this accrued liability at September 30, 2003, was $974,000.) Therefore, the amount of equity in Del-Tin Fiber reported on the Company’s Consolidated Statements of Income is not equal to 50 percent of the facility’s reported operating results for the period. Based on the operating results of Del-Tin Fiber, the amount of the Company’s equity loss would have been $4,297,000 for the first nine months of 2003 versus the $3,990,000 actually reported. The management of Del-Tin Fiber has performed evaluations of possible impairment of the long-lived assets of the plant in accordance with SFAS 121 and/or 144, as applicable. To-date, these analyses have indicated that no impairment exists at the Del-Tin Fiber level.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited, except for December 31, 2002)

Note 6 – Investment in Del-Tin Fiber (cont.)

The maximum potential amount of future payments that could be required of the Company under current contractual guarantees is limited to $17,500,000 committed under the contingent equity agreement. However, with the Company currently funding its share of Del-Tin Fiber’s sinking fund contribution on a voluntary basis, potential future payments are estimated at approximately $32,571,000 should the facility’s long-term debt not be refinanced, its financial results not become sufficient to fund its obligations, or if the Company has not sold its ownership interest by the end of 2005.

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the periods ended September 30 consisted of the following:

(Thousands of dollars)	Sept. 30, 2003	Dec. 31, 2002
Condensed Balance Sheet Information
Current assets	$6,658	5,874
Debt service reserve funds	3,510	3,485
Bond sinking funds	20,549	13,950
Property, plant, and equipment - net	96,397	98,230
Other noncurrent assets	552	736

Total assets	$127,666	122,275

Current liabilities	$4,532	4,407
Long-term debt	89,000	89,000
Other noncurrent liabilities	15	3
Members’ capital/(deficit)	34,119	28,865

Total liabilities and members’ capital/(deficit)	$127,666	122,275

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited, except for December 31, 2002)

Note 6 – Investment in Del-Tin Fiber (cont.)

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Condensed Income Statement Information
Net sales	$9,554	9,221	31,962	23,392

Costs and expenses
Cost of sales	10,265	10,251	32,094	29,788
Depreciation	1,095	1,102	3,710	2,916
General and administrative expenses	442	410	1,476	1,210

Total costs and expenses	11,802	11,763	37,280	33,914

Operating income/(loss)	(2,248)	(2,542)	(5,318)	(10,522)
Interest income	50	43	121	105
Interest and other debt expense	(1,216)	(928)	(2,868)	(3,210)
Gain/(loss) on disposal of assets	(529)	(228)	(529)	(679)

Net income/(loss)	(3,943)	(3,655)	(8,594)	(14,306)
Other comprehensive income	—	—	—	360

Comprehensive income/(loss)	$(3,943)	(3,655)	(8,594)	(13,946)

Note 7 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2003	Dec. 31, 2002
Purchased stumpage inventory	$9,082	7,488
Timberlands	78,457	76,772
Fee timber	191,780	182,906
Logging facilities	1,748	1,782

	281,067	268,948

Less accumulated costs of fee timber harvested and facilities depreciation	(64,268)	(59,631)

	$216,799	209,317

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited, except for December 31, 2002)

Note 8 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2003	Dec. 31, 2002
Land	$125	125
Land improvements	3,856	4,070
Buildings and structures	5,038	4,801
Machinery and equipment	70,011	76,847

	79,030	85,843
Less accumulated depreciation	(41,618)	(46,271)

	$37,412	39,572

Note 9 – Credit Facilities

On September 30, 2003, the Company entered into an agreement with SunTrust Bank and other domestic banks which provides an unsecured, committed revolving credit facility totaling $125,000,000, which includes a $50 million letter of credit feature. The agreement, which will expire July 15, 2007, replaces the current facility that was scheduled to expire July 15, 2004. As of September 30, 2003, $74 million was available in excess of all borrowings outstanding under or supported by the facility. Borrowings under the agreement bear interest at a base rate or an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company’s total debt to EBITDA ratio. Borrowings outstanding at September 30, 2003, amounted to $51,000,000. Fees associated with this revolving credit facility include a commitment fee of .25 to .4 percent per annum on the unused portion of the committed amount. The agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. The Company incurred cost of $476,000 related to the securing of this facility, which was deferred and is being amortized as additional interest expense over the term of the agreement.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited, except for December 31, 2002)

Note 10 – Supplemental Cash Flow Disclosures

Income taxes paid, net of refunds, were $3,001,000 and $47,000 in the 2003 and 2002 periods, respectively. Interest paid, net of amounts capitalized, was $3,818,000 and $2,452,000 in the first nine months of 2003 and 2002, respectively.

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for the nine months ended September 30 consisted of the following:

(Thousands of dollars)	2003	2002
Trade accounts receivable	$(3,015)	(1,695)
Other receivables	(662)	1,424
Inventories	982	(128)
Prepaid expenses and other current assets	(326)	(540)
Trade accounts payable	589	415
Deferred revenues and other accrued liabilities	1,145	1,240

	$(1,287)	716

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited, except for December 31, 2002)

Note 11 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2003	2002	2003	2002
Net sales
Woodlands	$9,012	8,624	25,469	30,236
Mills	19,561	18,343	59,305	55,079
Real Estate	6,423	3,018	23,904	9,773
Eliminations*	(4,266)	(4,420)	(10,559)	(14,322)

	$30,730	25,565	98,119	80,766

Income/(loss) before income tax
Operating income
Woodlands	$5,163	5,051	15,211	18,142
Mills	(1,049)	(1,600)	(4,962)	(3,055)
Real Estate	1,008	25	9,471	1,078
Corporate	(1,626)	(1,631)	(4,971)	(5,398)
Eliminations	(78)	(176)	222	(337)

Operating income	3,418	1,669	14,971	10,430
Equity in Del-Tin Fiber	(1,598)	(1,827)	(3,990)	(7,153)
Interest income	306	117	350	180
Interest and other debt expense	(1,599)	(1,110)	(5,145)	(3,356)
Other income/(expense)	61	101	162	342

	$588	(1,050)	6,348	443

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,488	1,249	5,213	7,624
Mills	1,478	1,504	4,449	4,338
Real Estate	135	121	396	326
Corporate	25	36	67	124

	$3,126	2,910	10,125	12,412

Capital expenditures
Woodlands	$585	1,620	11,813	3,447
Mills	1,344	859	2,499	2,411
Real Estate	2,669	3,972	6,326	9,889
Corporate	33	21	189	69

	$4,631	6,472	20,827	15,816

*	Intersegment sales of timber from Woodlands to Mills

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Net income for the third quarter was $.4 million, $.03 a share, compared to a loss of $1 million, $.13 a share loss after preferred dividends, for the third quarter of 2002. Net sales for the current quarter totaled $30.7 million, an increase of $5.1 million when compared to the prior-year quarter. Operating income for the third quarter of 2003 was $3.4 million compared to $1.7 million for the corresponding quarter of 2002. Net cash provided by operating activities increased $.9 million, from $6.1 million in 2002 to $7 million for the 2003 period.

Operating income for the third quarter of 2003 increased $1.7 million when compared to the third quarter of 2002. The Woodlands segment increased $.2 million due primarily to increased sales of pine and hardwood sawtimber. Mills segment operating results improved $.6 million from the same period of 2002 as the average lumber sales price increased ten percent. Operating income for Real Estate segment operations improved $1 million from a year ago due primarily to increased residential lot sales.

The Woodlands segment reported net sales of $9 million for the current quarter compared to $8.6 million a year ago. Pine sawtimber harvest levels increased 2,111 tons to 145,703 tons. This slight increase resulted in additional pine sawtimber sales of $.1 million. Average pine sawtimber price was $42 per ton for both reporting periods. Sales of hardwood sawtimber rose $.4 million due to a 75 percent increase in harvest volume in order to take advantage of an improved market, evidenced by a 33 percent increase in average sales price. Sales of 881 acres of timberland produced revenues of $1.4 million in the current period, while sales of 1,198 acres generated $1.5 million in the prior-year period. Operating income was $5.2 million in the third quarter of 2003, an increase of $.2 million when compared to third quarter 2002 operating income of $5 million, resulting primarily from the increase in net sales for the segment, partially offset by a $.2 million increase in cost of fee timber harvested.

Mills operations’ net sales for the third quarter of 2003 were $19.6 million compared to $18.4 million for 2002’s third quarter. Finished lumber sales increased $1.6 million due to a ten percent increase in average lumber sales price during the current quarter to $321 per thousand board feet (“MBF”). Finished lumber sales volume increased .5 million board feet (“MMBF”) to 53.4 MMBF; however, lumber production decreased 1.1 MMBF as a continued poor lumber manufacturing environment, in part due to Canadian lumber imports, led the Company to eliminate a shift at one of its mills. This operating change was effective September 1, 2003, and was made as part of the Company’s efforts to improve the cost structure of its lumber manufacturing operations. An operating loss of $1 million was reported for the third quarter of 2003, which compares to a loss of $1.6 million for the 2002 period. The loss reduction of $.6 million was due primarily to an $11 per MBF increase in margin realized on lumber sales as a result of the $27 per MBF rise in average sales price, partially offset by a $9 increase in lumber manufacturing cost per MBF, including a $3 per MBF higher cost for raw material logs, and a $.3 million write-off of machinery replaced in mill upgrade projects.

The Real Estate segment recorded net sales of $6.4 million in the third quarter of 2003 compared to $3 million in the same period for 2002. The 2003 period benefited from an increase in residential lot sales from 30 to 65, while the average sales price increased $16,400 per lot to $72,600 due to the sales mix. The increase in lots sold reflects the closing of sales of lots offered in late 2002 and earlier this year at Chenal Valley. The Company has also realized an increase in interest and lot sales at its Red Oak Ridge development in Hot Springs, Arkansas, where an on-site sales office was opened late in 2002. Operating income increased $1 million from the break-even operating results for the third quarter of 2002 due primarily to the margin on the increased residential lot sales in 2003.

Corporate operating expense was $1.7 million in the third quarter of 2003, which compares to $1.6 million in the third quarter of 2002. Equity in Del-Tin Fiber recorded by the Company was a loss of $1.6 million compared to a loss of $1.8 million a year ago. Following the write-off of the carrying amount of the Company’s investment as of December 31, 2002, the current-year equity represents the amount of advances to the facility in excess of sinking fund payments for 2003 versus the Company’s share of the plant’s operating losses in the prior-year period. (For additional information about Del-Tin Fiber’s operations, refer to Note 6 to the consolidated financial statements.) Interest expense was $.4 million higher than 2002’s third quarter due primarily to an increase in long-term debt resulting from the redemption of the Company’s preferred stock at the end of 2002.

The increase in the Company’s earnings per share from a loss of $.13 a share in the third quarter of 2002 to $.03 a share for the current-year quarter is the result of the $1.4 million increase in net income combined with the increase in earnings available to common shareholders due to the redemption of Deltic’s preferred stock at the end of 2002. The non-deductible carrying cost of the dividends on these preferred shares was 7.54 percent. While a portion of the Company’s increase in interest expense is directly related to the borrowings incurred to accomplish the redemption, the interest rate on this new fixed-rate obligation of 6.01 percent resulted in a net decrease in carrying cost. In addition, this interest expense is also tax deductible, which represents an additional net benefit of debt versus the former preferred stock.

Income tax expense was $.2 million in the third quarter of 2003, an increase of $.3 million from the corresponding period in 2002 due to higher pretax income.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

For the first nine months of 2003, net income totaled $4 million, $.33 a share, compared to a net loss for the nine months ended September 30, 2002, of $.2 million, a loss of $.16 a share after preferred dividends. Operating income for the nine months ended September 30, 2003, was $15 million, an increase of $4.6 million from 2002. The Company’s Woodlands segment decreased $2.9 million as a result of a planned reduction in pine sawtimber harvest levels. The Mills segment decreased $1.8 million due primarily to a $9 decrease in margin realized per MBF of lumber sold. Real Estate operations improved $8.4 million due to commercial acreage sold in 2003 and to increased residential lot sales activity. Corporate operating expense dropped $.4 million.

The Woodlands segment produced net sales of $25.5 million during the nine months ended September 30, 2003, a decrease of $4.7 million when compared to $30.2 million during 2002. Pine sawtimber sales decreased $6.9 million as a result of a planned decrease in harvest volume. Sales volume in 2003 decreased 153,286 tons (or 26 percent) from 2002’s harvest level, and the average sales price received for pine sawtimber decreased $2 per ton to $40. Sales of hardwood sawtimber increased $.8 million as the harvest volume increased 12,924 tons to 20,651 while the average sales price increased 35 percent to $54 per ton. Net sales generated from the sale of non-strategic or higher and better use timberland increased by $1.1 million, as the Company sold approximately 3,164 acres for $3.5 million during the 2003 period compared to about 1,957 acres for $2.4 million in 2002. Operating income was $15.2 million for the first nine months of 2003, compared to $18.1 million in 2002. This decrease was due mainly to the reduction in net sales, partially offset by a $2.4 million decrease in the cost of fee timber harvested primarily from the reduction in harvest levels.

Mills operations recorded net sales of $59.3 million for the first nine months of 2003 compared to $55.1 million for the corresponding period of 2002. The increase was due mainly to a $4.2 million increase in sales of finished lumber, the result of a ten percent rise in sales volume to 168.4 MMBF, partially offset by a $4 decrease in average sales price per MBF sold to $303. As a result of the increase in production levels, sales of residual by-products of the manufacturing process rose $.5 million. A loss from operations of $4.9 million in 2003 compares to 2002’s loss of $3.1 million due mainly to the combined effect of the drop in average sales price per MBF sold, a $.3 million write-off of machinery replaced in mill upgrade projects, and a $2 per MBF rise in lumber manufacturing expense. The increase in expense resulted primarily from a $6 per MBF rise in the cost of logs used as raw material, partially offset by a reduction in other manufacturing costs due to improvements in production efficiency and cost reduction efforts at the mills.

Real Estate operations reported net sales of $23.9 million during the nine months ended September 30, 2003, compared to $9.8 million during 2002. The first nine months of 2003 benefited from sales of approximately 53 acres of commercial acreage for $9.7 million, while there were no commercial sales in the 2002 period. Residential lot sales increased by 53 lots to 135 in the current period, while the average sales price increased $3,200 per lot to $73,100 due to sales mix. The increase in lot sales was attributable to lot offerings conducted late in 2002 and early 2003, which included the second neighborhood which adjoins the newly constructed, second 18-hole golf course in Chenal Valley. Operating income of $9.5 million in 2003 increased $8.4 million from a year ago as the result of the increase in net sales, partially offset by increased sales commission expense.

Corporate operating expense was $5 million for the 2003 period compared to $5.4 million for 2002. The decrease of $.4 million was due to reduced costs for the Company’s incentive plans. Equity in Del-Tin Fiber recorded by the Company was a loss of $4 million in the current year, which compares to $7.1 million a year ago. Interest expense was $1.7 million higher in 2003 due mainly to increased long-term debt resulting primarily from the redemption of the Company’s preferred stock at the end of 2002. Income tax expense increased $1.8 million due to higher pretax income.

Financial Condition

For the nine months ended September 30, 2003, net cash provided by operating activities totaled $26.5 million compared to $24.9 million for the same period in 2002. Changes in operating working capital, other than cash and cash equivalents, required cash of $1.3 million for the first nine months of 2003 but provided $.7 million for the same period of 2002.

Capital expenditures required cash of $20.8 million in the current-year period and $15.8 million a year ago. Capital expenditures by segment consisted of the following:

	Nine Months Ended September 30,
(Thousands of dollars)	2003	2002
Woodlands*	$11,813	3,447
Mills	2,499	2,411
Real Estate	6,326	9,889
Corporate	189	69

Capital expenditures	$20,827	15,816

*	2003 amount includes $10.6 million for the acquisition of 7,069 acres of timberland of which one acquisition amounted to $9.3 million for 4,979 acres in Calhoun County, Arkansas.

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations required cash of $1.6 million in 2003, but provided cash of $1 million in 2002. The Company made operating advances to Del-Tin Fiber of $4 million during the current period, which decreased from $7.4 million during the corresponding period of 2002 due to improved operating results at the facility.

Advances to Del-Tin Fiber for required debt sinking fund deposits amounted to $3.2 million in 2003, for which a liability was accrued at December 31, 2002, that was included in the 2002 write-off of the Company’s investment in the facility, and $2.6 million in 2002.

The Company borrowed $11.5 million and made debt repayments of $6.6 million during the first nine months of 2003 compared to borrowings of $7.5 million and debt repayments of $11.6 million during the 2002 period. During the current year, purchases of treasury stock utilized cash of $.4 million and the decrease in bank overdraft was $.9 million. In 2002, treasury stock purchases utilized $.7 million of cash, while an increase in bank overdraft provided $1 million. Deltic paid dividends on common stock of $2.2 million in both 2003 and 2002. In the prior-year period, the Company paid dividends on preferred stock of $1.7 million. Proceeds from the exercise of stock options provided cash of $1.6 million in 2003 and $1.2 million in 2002.

These net sources of funds during the first nine months of 2003 resulted in a $1.1 million increase in the Company’s cash and cash equivalents since December 31, 2002.

On September 30, 2003, the Company completed negotiation with SunTrust Bank and other domestic banks for an unsecured and committed revolving credit facility totaling $125 million. The facility also contains a $50 million letter of credit feature. The agreement, which will expire on July 15, 2007, replaces the current facility that was scheduled to expire July 15, 2004. As of September 30, 2003, $74 million was available in excess of all borrowings outstanding under or supported by the facility. The agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios.

During December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of its common stock. Under this program, the Company can purchase shares through the open market and privately negotiated transactions at prices deemed appropriate by Deltic’s management. As of September 30, 2003, the Company had expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share. (No shares were purchased during the third quarter of 2003.)

The Company has agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom Del-Tin Fiber has obtained its $89 million credit facility. Under this agreement, Deltic and the other 50 percent owner of the joint venture have agreed to fund any deficiency in contributions to either Del-Tin Fiber’s required sinking fund or debt service reserve, up to a cumulative total of $17.5 million for each owner. The Company is currently funding its share of Del-Tin Fiber’s sinking fund obligation on a voluntary basis. As a result, potential future payments are estimated at approximately $32.6 million should the facility’s long-term debt not be refinanced, its financial results not become sufficient to fund its obligations, or if the Company has not sold its ownership interest by the end of 2005. In addition, each owner has committed to a production support agreement, under which each owner has agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service until the plant is able to successfully complete a minimum production test. Both owners have agreed to fund any operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements. While Deltic wrote off its investment in Del-Tin Fiber as of December 31, 2002, the Company’s contingent obligations are not reduced as a result of the write-off.

Due to the probable requirement for Deltic to advance to Del-Tin Fiber amounts equal to its share of the facility’s remaining 2003 quarterly sinking fund obligation, based on the plant’s 2003 cash flow projections, the Company has a related liability recorded in its accounts, equal to $1 million at September 30, 2003. Currently, no liability for such payments on behalf of the facility after 2003 has been accrued based on the likelihood that no such payments would be required of the Company due to either the possible divestment of the Company’s ownership interest within the timeframe considered in the current evaluation, the possible refinancing of the joint-ventures’s long-term debt, or to the projected further improvement in Del-Tin Fiber’s cash flows. However, if none of these come to fruition during the fourth quarter 2003, the Company may be required to accrue an additional liability for the amount of future sinking fund obligations that would likely be required of Deltic.

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following table.

(Millions of dollars)	Total	2003 to 2004	2005 to 2006	2007 to 2008	After 2008
Contractual cash payment obligations
Long-term debt	$121.1	1	—	94.3	26.7

Other commercial commitment expirations
Del-Tin Fiber contingent equity contribution agreement	17.5	—	17.5	—	—
Letters of credit	1.3	.9	.3	.1	—

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

Impact of Recently Effective Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS 143 did not have an effect on the Company’s financial position, results of operations, or cash flows.

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

Outlook

Pine sawtimber harvest levels are expected to be 150,000 to 170,000 tons in the fourth quarter of 2003 and 595,000 to 615,000 tons for the year. The Company’s program to consider sales of timberland identified to be non-strategic or to have a higher and better use will continue, with sales for the year anticipated to be 3,500 to 4,500 acres. Finished lumber production and sales volume will continue to be subject to market conditions and is estimated at 50 to 55 million board feet for the fourth quarter and 220 to 225 million board feet for the year. Residential lot sales are projected to be 55 to 65 lots and 190 to 200 lots for the fourth quarter and the year, respectively. The Company had 90 lots under contract as of September 30, 2003. Under the current evaluation parameters, Deltic’s equity loss in Del-Tin Fiber will be equal to any cash advances made to the facility in excess of sinking fund payment requirements for 2003.

While the lumber prices improved modestly in the third quarter as the result of lumber demand due to a continued strong housing market, any additional significant improvement in prices will remain dependent on balancing supply with consumption levels. Prices began to decline in mid-September, but are not expected to reach the low points seen in the first half of the year. The lumber trade dispute with Canada remains unresolved, and any progress toward a solution would benefit U.S. lumber markets. The regional pine sawtimber market remains stable, and it is projected to remain so into 2004. Demand remains strong for both residential and commercial property in the areas in which the Company’s real estate developments are located. The MDF market has been slowly rebounding since June, but lower seasonal demand is expected to negatively impact markets in the fourth quarter. A slightly stronger market for MDF is anticipated in 2004 providing consumption levels grow as forecast and import levels do not surge.

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

Deltic Timber Corporation (“the Company”) carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934. Such evaluation was under the supervision, and with the participation, of the Company’s senior management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003, in timely alerting them to material information required to be included in any reports that the Company files or submits under the Securities Exchange Act of 1934, as amended. In addition, such controls have been deemed to be effective in ensuring that the required information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes during the quarter in internal controls over financial reporting or in any other factors that could significantly affect those internal controls. The Company has not identified any significant deficiency or material weakness in its internal controls, and therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.11	First Amended and Restated Revolving Credit Agreement dated September 30, 2003, included elsewhere herein.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Item 5.	Other Events – Press release announcing Deltic’s financial results for the second quarter of 2003 (filing date 7/31/03).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/Ray C. Dillon	Date:	October 29, 2003
Ray C. Dillon, President
(Principal Executive Officer)

	/s/Clefton D. Vaughan	Date:	October 29, 2003
Clefton D. Vaughan, Vice President,
Finance and Administration
(Principal Financial Officer)

	/s/Emily R. Evers	Date:	October 29, 2003
Emily R. Evers, Controller
(Principal Accounting Officer)