Form 10-K
period 2003-12-31
DELTIC TIMBER CORP
filed 2004-03-12
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the New York Stock Exchange on February 29, 2004, was $216,725,661. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 29, 2004, was 12,021,269.

Documents incorporated by reference:

The Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 22, 2004.

TABLE OF CONTENTS - 2003 FORM 10-K REPORT

PART I

Item 1.	Business

Introduction

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 434,000 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). Deltic is a calendar-year company for both financial and income tax reporting.

The Company is organized into four segments: (1) Woodlands, which manages the Company’s timberlands; (2) Mills, which consists of Deltic’s two sawmills that manufacture a variety of lumber products; (3) Real Estate, which includes the Company’s three real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, planning, accounting, information systems, human resources, treasury, income tax, and legal staff functions that provide support services to the operating business units. (The Company currently does not allocate the cost of maintaining these support functions to its operating units.)

The Company’s timberlands consist primarily of Southern Pine, known in the industry as a type of “softwood”. Deltic considers its timberlands to be the Company’s most valuable asset and the harvest of stumpage to be its most significant source of income; accordingly, Deltic actively manages its timberlands in order to increase productivity and maximize the long-term value of these timber assets. The Company harvests timber from the timberlands in accordance with its harvest plans and sells such timber in the domestic market or converts it to lumber in its sawmills. Stumpage supplied to the Company’s sawmills is transferred at prices that approximate market. The Company implemented a timberland acquisition program in late 1996, and this ongoing program has enabled the Company to increase harvest levels over time, while expanding its timber inventory. Thus far, the Company has focused its acquisition program on timberland in its current operating area. The Company also initiated a program in 1999 to identify for possible sale non-strategic timberland and higher and better use lands.

The Company’s two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high standards for production quality. In addition, each mill is strategically located near significant portions of the timberlands. The mills produce a variety of lumber products, including dimension lumber, boards, timbers, decking, and secondary manufacturing products, such as finger-jointed studs. These lumber products are sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the South and Midwest and are used mainly in residential construction, roof trusses, and laminated beams. Combined annual capacity of the two mills at December 31, 2003 was 300 million board feet (“MMBF”). The Company’s total finished lumber production was 215 MMBF in 2003 compared to 203 MMBF in 2002 and 164 MMBF in 2001. The current year increase was due to increased operating efficiencies achieved in 2003. In 2001, production was temporarily curtailed in response to poor market and weather conditions.

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, a 4,800-acre upscale planned community. The property is being developed in stages, and real estate sales to-date have consisted primarily of residential lots, which are sold to builders or individuals, and commercial sites. In addition to Chenal Valley, Deltic has developed Chenal Downs, a 400-acre development located just outside Chenal Valley, and Red Oak Ridge, an 800-acre development in Hot Springs, Arkansas.

The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. The plant is designed to have an annual capacity of 150 million square feet (“MMSF”) on a 3/4 inch basis, making it one of the largest plants of its type in the world. MDF, which is used primarily in the furniture, flooring, and moulding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, held together by an adhesive bond.

Since production began at Del-Tin Fiber in 1998, both operating and financial performance have been below the expectations established at the time that the decision to construct the plant was made. As a result, on April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic’s management and Board of Directors completed its review of these strategic alternatives and determined that the MDF business did not represent a growth area for the Company. Consequently, an announcement was made that the Company intended to exit the MDF business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the joint-venture was based primarily upon the estimated cash flows from a sale of the Company’s interest during 2003 and resulted in a determination that the Company’s investment was impaired as of December 31, 2002. The investment was written off, to zero, and the write-off amounted to $18.7 million before income taxes.

Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company recognized losses in Del-Tin Fiber equal to the extent of these advances during 2003. For the year, such advances approximated the Company’s equity share of losses for the plant; accordingly, the investment in Del-Tin Fiber at December 31, 2003, was zero. The Company continued to also utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. The estimated fair value from this evaluation indicated that no impairment existed as of December 31, 2003. For future years, the Company will resume equity method accounting and record its equity share of the operating results of the joint venture.

Forest Products Industry

With the exception of its diversification in real estate development, Deltic is primarily a wood products producer operating in a commodity-based business environment. This environment is affected by a number of factors, including general economic conditions, interest rates, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. Despite a record level for U.S. housing starts and an increase in U.S. lumber consumption in 2003, the domestic industry continued to suffer from an oversupply of softwood lumber due to overproduction in North America and increased imports, primarily from Canada. These factors resulted in reduced lumber prices for the first six months of the year and was an extension of a weakened lumber market that had already seen a three-year low cycle. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its wood products.

Although lumber prices improved slightly in 2003, Deltic’s average pine sawtimber price was essentially unchanged. Improved operations enabled the Mills segment to increase lumber production and reduce its operating loss in 2003. Over the past three years, pine sawtimber prices have remained relatively stable while lumber prices have been depressed and volatile, which was a significant factor in the Company’s sawmills operating at a loss for the period.

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

Woodlands

The Company owns approximately 434,000 acres of timberland, primarily in Arkansas and north Louisiana, stocked principally with Southern Pine. Management considers the timberlands to be Deltic’s most valuable asset and the harvest of this stumpage to be the Company’s most significant source of income.

The approximate breakdown of the Company’s timberland acreage at year-end 2003 consisted of the following:

Acres
Pine forest	234,000
Pine plantation	150,000
Hardwood forest	30,000
Other	20,000

Total	434,000

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

Timber Inventory. The Company’s estimated standing timber inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of pine inventory is subject to periodic adjustments based on sample cruises and actual volumes harvested. The hardwood inventory shown in the following table is only an approximation, so the physical quantity of such timber may vary significantly from this approximation. Estimated inventory of standing timber as of December 31, 2003, consisted of the following:

Estimated Volume (Tons)
Pine timber
Sawtimber	11,136,000
Pulpwood	6,033,000
Hardwood timber
Sawtimber	983,000
Pulpwood	1,201,000

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

Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, including higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. However, this process does not involve genetic engineering. The seedlings are planted in all-aged stands or a site is completely replanted in the case of a regeneration harvest. During 2003, about 7,500 acres were planted, primarily using seedlings grown from seeds produced at the orchard facility, with another approximately 7,500 acres scheduled to be planted in 2004, as the Company continues to reforest understocked tracts. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission’s Best Management Practices.

The Company actively utilizes commercial thinning practices. Thinning operations consist of the selective removal of trees within a stand, usually a plantation, and improve overall productivity by enhancing the growth of the remaining trees while generating revenues.

The Company’s cull timber removal program is designed to control undesirable, competitive vegetation in its forests and to increase pine growth rates and reproduction. Deltic treated about 15,000 acres in both 2003 and 2002 under this program.

Harvest Plans. Management views the timberlands as assets with substantial inherent value apart from the sawmills and intends to manage the timberlands on a basis that permits regeneration of the timberlands over time. The Company intends to continue to manage the timberlands on a sustainable-yield basis and has no plans to harvest timber on an ongoing basis at levels that would diminish its timber inventory. In 2003, the Company harvested 614,477 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest between 550,000 and 575,000 tons of pine sawtimber in 2004.

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

Wildlife Management. The Company has an active wildlife management program for its properties. Deltic leased 415,000 acres to hunting clubs in both 2003 and 2002. The Company’s wildlife biologist has conducted white-tailed deer management clinics throughout Arkansas. In addition, Deltic cooperates with federal, state, and private agencies in various wildlife studies. The Company also works with the Arkansas Game and Fish Commission to re-establish the black bear population in South Arkansas.

Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provided harvest planning, silvicultural improvements, and maintenance work for approximately 59,500 acres in 2003.

Timberland Acquisitions. The Company implemented a timberland acquisition program in late 1996. This ongoing program is designed to enable the Company to continue to increase harvest levels, while expanding its timber inventory. In addition, it will allow the Company to maintain or increase the volume of logs supplied to its sawmills from its own timberlands, when economically feasible.

The Company intends to continue to focus its acquisition program on timberlands that range from fully-stocked to cutover tracts. Unlike other timber-producing areas of North America, most of the timberland in the southern U.S. is privately held, making it potentially available for acquisition. There can be no assurance that timber properties suitable for acquisition will be identified by the Company, or that once identified, such properties will ultimately be acquired by the Company.

Deltic formed an acquisition team to implement its timberland acquisition program. Lands considered for purchase are evaluated based on location, site index, timber stocking, and growth potential. Approximately 118,800 acres of strategically located pine timberland have been added since the inception of the program. Individual land purchases have ranged from 20 acres to 21,700 acres.

Land Sales. In 1999, the Company initiated a program to identify for possible sale non-strategic timberland and higher and better use lands. Sales totaled 7,336 acres in 1999, 5,254 acres in 2000, 3,315 acres in 2001, 3,418 acres in 2002, and 4,130 acres in 2003.

Mills

The Company’s two sawmills are located at Ola in central Arkansas and at Waldo in south Arkansas, near significant portions of the timberlands. The mills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production. Logs processed into lumber are obtained from the timberlands and from public and private landowners. The Company selects logs for processing in its mills based on size, grade, and the prevailing market price. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. The mills produce a variety of products, including dimension lumber, boards, timbers, decking, and secondary products such as finger-jointed studs. The lumber is sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams.

Combined annual production capacity of the two mills increased from 226 MMBF at year-end 1999 to 300 MMBF at year-end 2003 following the completion of planned upgrades at both mills. The Company’s lumber output increased during 2003, with production totaling 215 MMBF in 2003 compared to 203 MMBF in 2002 and 164 MMBF in 2001. This increase was due to increased operating efficiencies achieved in 2003. In 2001, production was temporarily curtailed in response to poor market and weather conditions.

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

At the Waldo Mill, major capital projects completed over the past several years include: (1) installation of a curve sawing gang to improve log recovery, increase hourly output, and expand product mix (2) installation of a new edger and optimizer to improve recovery (3) installation of a log optimization system to improve lumber recovery (4) extension of the green lumber sorter to increase planermill throughput (5) addition of finger-jointing and remanufacturing facilities which add value to existing production (6) construction of a new high speed planermill and automated sorting system that provide the finishing capacity necessary to operate two shifts at the sawmill and (7) installation of a second log debarker in order to further improve hourly throughput capability.

Raw Materials. In 2003, the Company’s two sawmills processed 975,939 tons of logs, obtained from either the timberlands or purchased from public and private landowners. The timberlands supplied 44 percent, or 434,848 tons, of the mills’ raw material receipt requirements, while the mills obtained 71 percent of the 614,477 tons of pine sawtimber harvested from the timberlands.

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

In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement its own timber harvests from the timberlands. The Company has an active timber procurement function for each of its sawmills. As of December 31, 2003, the Company had under contract 225,033 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next three years. During 2003, the Company harvested third-party stumpage and purchased logs from third parties totaling 563,040 tons . Of this volume, purchases from the U.S. Forest Service represented ten percent. The balance of such volume was acquired from private lands.

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

Real Estate

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Development activities began with the construction of Chenal Ridge, an 85-lot neighborhood on the western edge of the Little Rock city limits as of 1985. Since that time the Company has been developing Chenal Valley, a 4,800-acre upscale planned community, centered around two Robert Trent Jones, Jr. designed golf courses. The first golf course was completed in 1990. Construction of the second course began in 2001, and was opened for play in the summer of 2003. The property has been developed in stages, and real estate sales to date have consisted primarily of residential lots sold to builders or individuals and commercial tracts. In addition to Chenal Valley, Deltic is developing Chenal Downs, located just outside of Chenal Valley, and Red Oak Ridge, in Hot Springs, Arkansas. Chenal Downs is a 400-acre equestrian development with controlled access, featuring secluded, five-acre lots. Red Oak Ridge, Deltic’s first development outside the Little Rock area, is an 800-acre upscale community designed for residential, resort, or retirement living.

Chenal Valley is one of the premier upscale residential and commercial developments in the Little Rock real estate market. All acreage in Chenal Valley has been annexed by the City of Little Rock. Chenal Downs combines high-end homes with the semi-rural setting of an equestrian development located just outside the Little Rock city limits. Red Oak Ridge has been similarly annexed by the City of Hot Springs.

Residential Development. Lots were offered for sale in Chenal Ridge during the second half of 1986 with closings beginning in 1987, and all 85 lots have been sold. Residential sales in Chenal Valley began in 1989. To date, 1,764 lots have been developed in 20 neighborhoods and 1,728 lots have been sold, with about 1,593 residences constructed or under construction. When fully developed, Chenal Valley will include approximately 4,600 residences. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acres to 1 acre, and lot price has ranged from $25,000 per lot to over $250,000 per lot.

The first phase of Chenal Downs was opened in December 1997, followed by a second phase in November 2000, with 41 of the 76 lots developed in the two phases sold by the end of 2003. Lot prices in Chenal Downs range from $89,000 to approximately $170,000. In Red Oak Ridge, the first two neighborhoods were offered for sale in late 1998. These neighborhoods offer a choice of either estate-sized homesites, with many overlooking one of two Deltic-constructed lakes, or garden-home lots. As of the end of 2003, 19 of the 81 lots offered have been sold, and prices for lots currently offered range from about $30,000 to almost $83,000.

Commercial Development. Commercial development in Chenal Valley began with the construction of a Company-owned, 50,000-square-foot office building, which was sold during 2000. Commercial activity to-date has consisted of the sale of approximately 235 acres, including 14 acres in 2001, .53 acres in 2002, and 72 acres in 2003 . Commercial property sales to-date have consisted of retail store locations, an office building constructed by the Company on a nine-acre site, multi-family residence sites, convenience store locations, and outparcels surrounding a retail center constructed and owned by Company. When fully developed, Chenal Valley is planned to include 710 acres of commercial property.

The completion of construction of Rahling Road, a major connector street, in 1998 provides greater access to Chenal Valley’s commercial acreage. Located at the center of this commercial property is a Company-owned 35,000-square-foot retail center. The retail center was completed in early 2000 and offers retail space for lease. The center is surrounded by 14 outparcels, ranging in size from 0.2 to 1.8 acres. To-date, ten of these outparcels have been sold.

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

The Company owns approximately 58,000 mostly contiguous acres, the eastern border of which begins about two miles west of Chenal Valley. Continued development in the growth corridor of west Little Rock has significantly affected land values in the area, and is expected to create real estate development opportunities for much of this land. In February, 2004, the Company initiated the governmental approval process by filing a preliminary plat with the City of Little Rock Planning Commission for its first real estate development in this acreage. This 1,170 acre upscale development, called The Ridges at Nowlin Creek, is slated to comprise 302 estate sized lots and is planned for development in four stages

Undeveloped Acreage. The success of Chenal Valley has increased the value of the Company’s undeveloped real estate surrounding the development. Sales of undeveloped real estate amounted to 22 acres in 2002 and 40 acres in 2001.

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

Since production began at Del-Tin Fiber in 1998, both operating and financial performance have been below the expectations established at the time that the decision to construct the plant was made. As a result, on April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic’s management and Board of Directors completed its review of these strategic alternatives and determined that the MDF business did not represent a growth area for the Company. Consequently, an announcement was made that the Company intended to exit the MDF business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the joint-venture was based primarily upon the estimated cash flows from a sale of the Company’s interest during 2003 and resulted in a determination that the Company’s investment was impaired as of December 31, 2002. The investment was written off, to zero, and the write-off amounted to $18.7 million before income taxes.

Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company recognized losses in Del-Tin Fiber equal to the extent of these advances during 2003. For the year, such advances approximated the Company’s equity share of losses for the plant; accordingly, the investment in Del-Tin Fiber at December 31, 2003, was zero. The Company continued to also utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. The estimated fair value from this evaluation indicated that no impairment existed as of December 31, 2003. For future years, the Company will resume equity method accounting and record its equity share of the operating results of the joint venture.

Medium Density Fiberboard. MDF, which is used primarily in the furniture, flooring, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, held together by an adhesive bond. Although the technology has existed for decades, recent improvements in the manufacture of MDF have increased both the quality and consistency of the product. MDF, with its “real wood” appearance and the ability to be finely milled and accept a variety of finishes, competes primarily with lumber.

Production. The plant produced 133 MMSF of MDF in 2003 versus 97 MMSF in 2002 and 52 MMSF during 2001. Prior to 2003, start-up difficulties and operational problems with the plant’s press and heat energy system limited production to levels significantly below capacity. The problems with the press were corrected in mid-1999. As natural gas prices escalated during the last half of 2000, the decision was made in late January 2001, to temporarily suspend operations until the heat energy system could be modified. Following completion of a capital project to modify this system, the plant resumed operations in June 2001. Rectification of the heat energy system has enabled the plant’s operations to increase production levels closer to the plant’s capacity of 150 MMSF per year, as market conditions improved. In addition, manufacturing cost per thousand square feet has decreased, as certain variable costs of manufacturing have been lowered and fixed costs for the facility are being allocated to the increased production.

Raw Materials. The Del-Tin plant provides an additional outlet for wood chip production from the Waldo Mill. Pursuant to a fiber supply agreement that expires in 2008, the Company has agreed to sell, and Del-Tin Fiber to buy, substantially all residual wood chips from the Waldo Mill. However, during the period in 2001 that Del-Tin Fiber was shut down, these chips were sold to a third party. In addition, Del-Tin Fiber has an option to purchase residual wood chips from the Ola Mill and pulpwood chips, shavings, and sawdust from the Waldo Mill. During 2003, 2002, and 2001, Deltic sold approximately $4,099,000, $3,018,000 and $1,924,000, respectively, of these lumber manufacturing by-products to Del-Tin Fiber.

Discontinued Agriculture Operations

In August 2000, the Company’s Board of Directors approved the disposal of Deltic’s former Agriculture segment assets, subject to using the sales proceeds to purchase additional Southern Pine timberland, via tax-deferred exchanges. As a result, activities of this segment have been accounted for as discontinued operations. Deltic engaged an agricultural land consulting and brokerage firm to act as advisors in evaluating and marketing about 50,000 acres (approximately 38,800 acres net to Deltic) of farmland located in northeast Louisiana. The sale of all farmland and related agriculture operational assets, as well as the acquisition of “replacement property” in the form of timberland, was successfully concluded during 2001. This initiative provided the Company a significant and unique opportunity to advance its strategy of growing its core forest products business.

Products and Competition

The Company’s principal forest products are timber; timberland; lumber products, primarily finished lumber; residual wood products; and real estate.

Timber. Timber harvested from the timberlands is utilized by the Company’s sawmills or sold to third parties. The Company’s timber sales to third parties accounted for approximately 14 percent, 13 percent, and nine percent of consolidated net sales in 2001, 2002, and 2003, respectively.

The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood manufacturing facilities, and accessibility.

Land Sales. Timberland sold by the Company to third parties consists of both non-strategic timberland and lands with potential for higher and better use, and amounted to seven percent, three percent, and six percent of consolidated net sales in 2001, 2002, and 2003, respectively.

Lumber Products. The Company’s sawmills produce a wide variety of products, including dimension lumber, boards, timbers, decking, and secondary products such as finger-jointed studs. Lumber is sold primarily to wholesaler distributor, lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams. During 2001, 2002, and 2003, lumber sales as a percentage of consolidated net sales were approximately 46 percent, 57 percent, and 45 percent, respectively.

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

Residual Wood Products. The Company’s sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During 2001, 2002, and 2003, sales of these residual products accounted for seven percent, nine percent, and seven percent, respectively, of Deltic’s consolidated net sales. Wood chips are the primary source of residual sales and are typically sold to Del-Tin Fiber or to paper mills. In 2003, Deltic’s sawmills produced 303,004 tons of wood chips. The Company expects to continue to sell a significant portion of its wood chip production to Del-Tin Fiber for use in the production of MDF.

Real Estate. The Company develops and markets residential lots and commercial sites. Deltic generally provides the supporting infrastructure. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. The Company also sells undeveloped acreage. During 2001, 2002, and 2003, the sales of residential lots, commercial sites, and undeveloped acreage as a percentage of consolidated net sales were 18 percent, 10 percent, and 21 percent, respectively. The sale of commercial property can have a significant impact on the Company’s sales, but is unpredictable and irregular.

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

Decline in Availability of Federal Timber

Various factors, including environmental and endangered species concerns, have limited, and will likely continue to limit, the amount of timber offered for sale by certain U.S. government agencies, which historically have been major suppliers of timber to the U.S. forest products industry. During 2003, the Company acquired approximately 14 percent of its timber supply for its Ola Mill from federal sources, primarily the Ouachita and Ozark National Forests. Any future decline in the availability of timber from federally owned lands will require that the Company, in order to supply the Ola Mill, rely more heavily on harvests from the Company’s timberlands, including harvests from timberlands acquired in the future to the extent that suitable opportunities arise, and on the acquisition of timber from other sources, such as private timber owners. The Company’s Waldo Mill does not currently process any timber acquired from federal sources.

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

Access to SEC Filings

The Company maintains an internet website at www.deltic.com. The Company makes available free of charge under the Investor Relations section of its website its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission.

Employees

As of February 29, 2003, the Company had 416 employees.

Item 2.	Properties

The Company’s properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, purchased stumpage inventory, two sawmills, and land held for residential and commercial development and sale. As of December 31, 2003, the Company’s gross investment in timber and timberlands; gross property, plant, and equipment; and investment in real estate held for development and sale consisted of the following:

(Thousands of dollars)
Timberlands	$78,438
Fee timber and logging facilities	193,780
Purchased stumpage inventory	8,688
Real estate held for development and sale	40,539
Land and land improvements	4,131
Buildings and structures	5,273
Machinery and equipment	70,520

$401,369

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

The Company owns all of the properties discussed above. Other than approximately $.1 million of owner-financed acquisitions of timberland, the Company’s properties are not subject to mortgages or other forms of debt financing. (For further information on the location and type of the Company’s properties, see the descriptions of the Company’s operations in Item 1.)

Item 3.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The age (at January 1, 2004), present corporate office, and length of service in office of each of the Company’s executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

Ray C. Dillon - Age 48; President and Chief Executive Officer and a director of the Company effective July 1, 2003. Prior to joining the Company, Mr. Dillon was employed at Gaylord Container Corporation, where from April, 2000 through December, 2002, he was Executive Vice President, and preceding his election as Executive Vice President, he was Vice President, Primary Product Operations from April 1997.

Clefton D. Vaughan - Age 62; Vice President, Treasurer, and Chief Financial Officer effective January 1, 1997. From October 1994 to December 1996, Mr. Vaughan was Vice President of Murphy Oil Corporation, a position he also held from 1989 through October 1992. From October 1992 to October 1994, Mr. Vaughan was Vice President of Murphy Exploration & Production Company.

W. Bayless Rowe - Age 51; Vice President, General Counsel, and Secretary effective May 1, 2000. From January 1, 1997 to April 2000, Mr. Rowe was General Counsel and Secretary for the Company. From 1988 to December 1996, Mr. Rowe was Secretary and General Attorney of Murphy Oil Corporation.

Kent L. Streeter - Age 43; Vice President of Operations effective November 16, 2003. Prior to joining the Company, Mr. Streeter was Operations Manager of a large paper mill located in the Southeastern United States from January 1997, which has been owned since April 2002, by Temple-Inland, Inc. and prior to that by Gaylord Container Corporation.

David V. Meghreblian - Age 45; Vice President of Real Estate effective November 16, 2003. From May 2000 to November 2003, Mr. Meghreblian was Vice President of Operations for the Company. From November 1996 to April 2000, Mr. Meghreblian was General Manager of Planning and Investor Relations for Deltic. Prior to such time, Mr. Meghreblian was General Manager of Project Development, a position he held beginning in November 1995.

Emily R. Evers - Age 53; Controller from 1989 for the Company and its predecessor.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Common stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol DEL. The following table sets forth the high, low, and ending prices, along with the quarterly dividends declared, for each of the quarters indicated:

	Sales Prices[1]			Dividend per Common Share
	High	Low	Close[2]
2003
First Quarter	$28.86	23.35	23.90	.0625
Second Quarter	$28.65	23.85	28.45	.0625
Third Quarter	$33.70	27.70	28.92	.0625
Fourth Quarter	$31.34	27.96	30.40	.0625
2002
First Quarter	$30.63	28.00	30.25	.0625
Second Quarter	$34.95	29.75	34.48	.0625
Third Quarter	$35.20	21.98	21.98	.0625
Fourth Quarter	$29.35	22.00	26.70	.0625

[1]	Daily closing price.

[2]	At period end.

Common stock dividends were declared for each quarter during 2003 and 2002. As of February 29, 2004, there were approximately 1,583 stockholders of record of Deltic’s common stock.

The following table sets forth information as of December 31, 2003, with respect to Deltic common stock issuable under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, or rights (a.)	Weighted average exercise price of all outstanding options, warrants, or rights, (b.)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities included in (a.)] (c.)
Equity compensation plans approved by security holders	552,572	$26.09	1,510,875
Equity compensation plans not approved by security holders	—	—	—

	552,572	$26.09	1,510,875

Item 6.	Selected Financial Data

The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2003:

(Thousands of dollars, except per share amounts)	2003	2002*	2001	2000	1999
Results of Operations for the Year
Net sales	$134,915	104,512	106,011	109,531	125,010
Operating income/(loss)	$24,640	10,697	15,824	18,114	29,244
Income/(loss) from continuing operations	$8,703	(13,639)	1,623	2,701	10,771
Net income/(loss)	$8,703	(13,639)	9,980	13,557	10,920
Comprehensive income/(loss)	$8,579	(13,639)	9,980	13,557	10,920
Earnings per common share
Basic
Continuing operations	$.73	(1.33)	(.05)	.04	.68
Net income/(loss)	$.73	(1.33)	.65	.93	.69
Assuming dilution
Continuing operations	$.73	(1.33)	(.05)	.04	.68
Net income/(loss)	$.73	(1.33)	.65	.93	.69
Cash dividends declared per common share	$.25	.25	.25	.25	.25
Net cash provided/(required) by
Operating activities	$44,992	32,452	41,238	42,919	36,842
Investing activities	$(40,085)	(35,278)	(25,390)	(63,634)	(32,183)
Financing activities	$(4,277)	(2,239)	(12,438)	18,645	(8,037)
Percentage return on
Average stockholders’ equity	5.3	(7.6)	5.5	7.7	5.8
Average borrowed and invested capital	5.4	(3.2)	5.3	6.9	6.1
Average total assets	2.8	(4.2)	3.0	4.8	3.9
Capital Expenditures for the Year
Woodlands	$12,408	5,175	44,432	24,975	8,541
Mills	3,405	3,571	5,861	8,386	7,949
Real Estate	11,198	15,378	13,514	9,667	11,475
Corporate	211	113	150	320	124
Discontinued agriculture operations	—	—	—	53	527

	$27,222	24,237	63,957	43,401	28,616

Financial Condition at Year-End
Working capital	$7,134	2,125	13,015	10,086	17,569
Current ratio	2.01 to 1	1.2 to 1	2.8 to 1	2.4 to 1	4.6 to 1
Total assets	$314,310	310,546	328,380	322,633	277,898
Long-term debt	$115,056	116,120	84,190	87,410	55,570
Redeemable preferred stock	$—	—	30,000	30,000	30,000
Stockholders’ equity	$170,234	162,962	180,799	176,834	178,408
Long-term debt to stockholders’ equity ratio	.676 to 1	.713 to 1	.466 to 1	.494 to 1	.311 to 1

*	Includes the write-off of the Company’s investment in Del-Tin Fiber of $18,723,000, $11,440,000 net of related deferred income taxes of $7,283,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 434,000 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). Deltic is a calendar-year company for both financial and income tax reporting.

The Company is organized into four segments: (1) Woodlands, which manages the Company’s timberlands; (2) Mills, which consists of Deltic’s two sawmills that manufacture a variety of lumber products; (3) Real Estate, which includes the Company’s three real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, planning, accounting, information systems, human resources, treasury, income tax, and legal staff functions that provide support services to the operating business units. (The Company currently does not allocate the cost of maintaining these support functions to its operating units.)

The Company’s timberlands consist primarily of Southern Pine, known in the industry as a type of “softwood”. Deltic considers its timberlands to be the Company’s most valuable asset and the harvest of stumpage to be its most significant source of income; accordingly, Deltic actively manages its timberlands in order to increase productivity and maximize the long-term value of these timber assets. The Company harvests timber from the timberlands in accordance with its harvest plans and sells such timber in the domestic market or converts it to lumber in its sawmills. Stumpage supplied to the Company’s sawmills is transferred at prices that approximate market. The Company implemented a timberland acquisition program in late 1996, and this ongoing program has enabled the Company to increase harvest levels over time, while expanding its timber inventory. Thus far, the Company has focused its acquisition program on timberland in its current operating area. The Company also initiated a program in 1999 to identify for possible sale non-strategic timberland and higher and better use lands.

The Company’s two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high standards for production quality. In addition, each mill is strategically located near significant portions of the timberlands. The mills produce a variety of lumber products, including dimension lumber, boards, timbers, decking, and secondary manufacturing products, such as finger-jointed studs. These lumber products are sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the South and Midwest and are used mainly in residential construction, roof trusses, and laminated beams.

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, a 4,800-acre upscale planned community. The property is being developed in stages, and real estate sales to-date have consisted primarily of residential lots, which are sold to builders or individuals, and commercial sites. In addition to Chenal Valley, Deltic has developed Chenal Downs, a 400-acre development located just outside Chenal Valley, and Red Oak Ridge, an 800-acre development in Hot Springs, Arkansas.

The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. The plant is designed to have an annual capacity of 150 million square feet (“MMSF”) on a 3/4 inch basis, making it one of the largest plants of its type in the world. MDF, which is used primarily in the furniture, flooring, and moulding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, held together by an adhesive bond.

Executive Overview

With the exception of its diversification in real estate development, Deltic is primarily a wood products producer operating in a commodity-based business environment. This environment is affected by a number of factors, including general economic conditions, interest rates, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. Despite a record level for U.S. housing starts and an increase in U.S. lumber consumption in 2003, the domestic industry continued to suffer from an oversupply of softwood lumber due to overproduction in North America and increased imports, primarily from Canada. These factors resulted in reduced lumber prices for the first six months of the year and were an extension of a weakened lumber market that had already seen a three-year low cycle. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its wood products. Sales of real estate are affected by general economic conditions and interest rates, specifically as such factors are manifested in the Company’s operating area of central Arkansas. A strong housing market, helped by low interest rates and an improving economy, benefited the Company’s residential and commercial real estate sales activity during 2003.

Four significant accomplishments for the year of 2003 were: (1) the Woodlands segment met planned timber harvest levels at budgeted sales prices, despite pressure from a thin-margined, commodity-based lumber market; (2) Deltic achieved substantial improvements in productivity at one of its sawmills, while installing critical equipment to enhance manufacturing capacity at the other; (3) the Company’s Real Estate operations had outstanding performance in both residential and commercial sales activity; and (4) Del-Tin Fiber improved its operations and reduced its operating losses by approximately one-half compared to 2002.

Woodlands segment operating results for 2003 were enhanced by an increase in sales of timberland for higher and better use and non-strategic timberland at higher average sales prices than realized in 2002. During the current year, the Company sold 4,130 acres of timberland at an average price of $2,000 per acre, which included a choice 275-acre tract from Deltic’s 58,000-acre timberland holdings just west of the Chenal Valley real estate development. While the Company expects timberland sales activity in 2004 will approximate the acreage sold in 2003, it expects the mix of properties sold to reduce average sales prices from the 2003 level as plans reflect more of the acreage sold to be non-strategic timberland. Non-strategic timberland is composed primarily of tracts too small to allow efficient timber management, those geographically isolated from other Company fee lands, and acreage otherwise not deemed strategic to Deltic’s operations or growth. The Company has implemented a plan to sell some such acreage in the southwest portion of Arkansas, where outlets for timber consist primarily of paper manufacturers desiring pulpwood for raw material rather than sawmills utilizing pine sawtimber logs.

For 2003, the pine sawtimber harvest level was decreased 14 percent, from 714,000 tons to 614,000 tons, due to the completion, in 2002, of the Company’s three-year harvest plan for well-stocked timberland acreage acquired in 1998. The 2003 harvest level represents a harvest that allows the Company to manage its timber on a sustainable-yield basis. Despite downward pressure from the depressed lumber market in the first half of 2003, Deltic was able to harvest its planned level of pine sawtimber while maintaining relatively stable sales prices. The Company’s ability to sell pine sawtimber at acceptable prices in the future will be largely dependent upon the market for manufactured lumber and other wood products.

For the Mills segment, the status of the lumber market and the resulting impact on the Company’s commodity softwood lumber products continues to significantly impact operating strategies and financial results. The implementation of duties on Canadian lumber imports in May 2002 exacerbated the existing oversupply of lumber in the U.S., as a number of Canadian producers responded by increasing production in efforts to reduce their per-unit manufacturing costs. This situation persisted for the entire first half of 2003 until the impact of significant fires on the West Coast of the U.S. and in the Province of British Columbia, work stoppages in British Columbia, and weakening of the U.S. dollar (and resulting strengthening of the Canadian dollar) began to reduce production and import levels. These events led to an improvement in prices for lumber products for the last half of 2003. A record-breaking year in 2003 for both single-family home construction and sales of existing single-family homes, which typically results in repair and remodeling expenditures, raised lumber consumption. Also aiding demand and price levels for Southern Pine lumber was the impact of lumber treaters ramping up production in the last half of 2003 before the ban on treatment of residential lumber products with the traditional preservative, chromated copper arsentate, took effect. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future; however resolution of the trade dispute with Canada regarding imports of softwood lumber could help to stabilize, or possibly improve, the markets for the Company’s lumber products.

Since commodity-based markets rarely benefit from real price growth after inflation for their products, Deltic has concentrated management’s attention, in regard to its manufacturing operations, on improving sales realizations through product and customer mix enhancements and improving production efficiencies and the cost structure at its lumber mills. These production efficiency improvements are largely dependent upon increases in hourly production rates and mill uptime percentage. For 2003, the average sawmill production per hour at the Company’s two mills increased eight percent, while planermill production improved ten percent. In an additional effort to further improve productivity and efficiencies at its Ola Mill, the Company eliminated a shift effective September 1, 2003. Resulting decreased production from this mill will allow Deltic to supply a significant portion of total log supply requirements from strategically located Company fee timberlands. In the future, the Company anticipates that a more significant percentage of logs supplied to both of its mills will come from such fee lands.

Real Estate sales activity levels for the Company’s real estate developments are affected by economic conditions that influence the level of housing starts in the central Arkansas region, including general economic conditions and interest rates. Low mortgage interest rates in 2003 aided demand for residential lots in Chenal Valley, as evidenced by the Company’s 196 lots sold in 2003, which reduced available uncommitted inventory in this development to only 11 lots at the end of 2003. Weather-related delays prevented the Company from offering for sale the 128 lots planned for completion in Chenal Valley during the fourth quarter of 2003. However, construction of these plus an additional 32 lots, for a total of 160 lots in three neighborhoods, was completed in January and offered for sale on January 29, 2004. The Company plans to develop another 249 lots later in 2004. In Deltic’s other two developments, Red Oak Ridge and Chenal Downs, 90 developed lots were uncommitted as of year-end 2003. Future annual lot development levels will be dependent upon the demand for the Company’s residential lots, which is expected to remain strong as long as interest rates remain at or near current levels.

The $77,600 average sales price for residential lots sold in 2003 increased 14 percent when compared to 2002. Average price for a reporting period is largely dependent on the mix of lots sold in that period. Deltic’s lot development plans provide for a mix of lot offerings that represent all real estate market segments for a planned community. Of the 196 residential lots sold in 2003, 49 were located in the first two neighborhoods adjoining Chenal Country Club’s new 18-hole golf course designed by Robert Trent Jones, Jr. compared to 20 in the prior year. Such golf course lots represent the highest market segment in the development. The mix of lot offerings for any given year will be driven by remaining lot availability and expected demand.

The increase in commercial real estate sales activity during 2003 was a significant benefit to the year’s results. In 2003, commercial sales totaled approximately 72 acres for $12.6 million. With the number of residents in Chenal Valley and other west Little Rock areas growing steadily and the momentum created from previous sales of commercial acreage, such as the 29-acre site sold to Wal-Mart in the first quarter of 2003, interest in remaining commercial offerings is increasing. As of December 31, 2003, about 475 acres, or 67 percent, of the 710 acres of property currently zoned as commercial in Chenal Valley is available for sale in future periods. No commercial acreage is included in the Chenal Downs development. Red Oak Ridge is planned to include approximately 80 acres of commercial property. The Company will begin to develop and offer commercial sites as this development’s population density increases.

Operating results for Del-Tin Fiber are affected primarily by the overall MDF market and plant operating performance. For much of 2003, the U.S. MDF market was oversupplied, and China’s MDF industry is growing rapidly. In addition, segments of the U.S. furniture manufacturing industry have relocated to the Far East; furniture manufacturers are a primary purchaser of MDF. However, with continued strong levels of housing starts and repair and remodeling activity in the U.S., industry analysts project MDF consumption to grow five to six percent in 2004 and possibly return to double-digit growth rates after 2006. The level of imports has continued to grow steadily, but the weakening U.S. dollar could slow further increase early in 2004. In 2003, the MDF market was affected by the level of inventories accumulated by producers during 2002, lower consumption by furniture manufacturers as this industry suffered attrition, and usage patterns in industrial markets switching away from industrial end-use of thicker panels, as in furniture, to construction-related markets such as laminate flooring and mouldings. Most producers in the industry need further price increases, in addition to manufacturing cost reductions, to become profitable in the short-term. The predicted increases in consumption should strengthen the market unless import levels surge.

Operationally, Del-Tin Fiber made significant advances during the last half of 2003. The plant’s management focused on raising the plant’s uptime percentage to be in line with the industry average and reduced the plant’s manning level to improve its cost structure. In addition, the facility greatly improved the percentage of its production of premium-grade product which increased sales realizations. Change in the product mix at the plant also positively impacted average sales prices, as the percentage of “thin board” was increased due to improvements in the plant’s operating performance. Future efforts are being concentrated on improving productivity levels and plant efficiencies and to making additional reductions in the plant’s manufacturing cost per MSF as hourly production rates increase and improvements to the raw material mix for the operations are implemented.

Significant Events

Since production began at Del-Tin Fiber in 1998, both operating and financial performance have been below the expectations established at the time that the decision to construct the plant was made. As a result, on April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic’s management and Board of Directors completed its review of these strategic alternatives and determined that the MDF business did not represent a growth area for the Company. Consequently, an announcement was made that the Company intended to exit the MDF business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the joint-venture was based primarily upon the estimated cash flows from a sale of the Company’s interest during 2003 and resulted in a determination that the Company investment was impaired as of December 31, 2002. The investment was written off, to zero, and the write-off amounted to $18.7 million before income taxes.

Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company recognized equity in Del-Tin Fiber equal to the extent of these advances during 2003. For the year, such advances approximated the Company’s equity share of losses for the plant; accordingly, the investment in Del-Tin Fiber at December 31, 2003, was zero. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. The estimated fair value from this evaluation indicated that no impairment existed as of December 31, 2003. For future years, the Company will record its equity share of the operating results of the joint venture. (For additional information about the Company’s investment in Del-Tin Fiber, refer to Note 4 to the consolidated financial statements.)

On December 31, 2002, Deltic redeemed the 600,000 outstanding shares of its 7.54 percent redeemable preferred stock. This was primarily effected by utilizing proceeds from the Company’s issuance of $30 million of privately placed, long-term senior notes on December 20, 2002. These notes bear interest at a fixed stated rate of 6.01 percent. This redemption has produced an after-tax savings and reduced net cash outflows for the Company when comparing the non-deductible carrying cost of the preferred stock.

In August 2000, the Company’s Board of Directors approved the disposal of Deltic’s agriculture segment assets, subject to using the sales proceeds to purchase additional Southern Pine timberland, via tax-deferred exchanges. As a result, activities of this segment have been accounted for as discontinued operations. Deltic engaged an agricultural land consulting and brokerage firm to act as advisors in evaluating and marketing about 50,000 acres (approximately 38,800 acres net to Deltic) of farmland located in northeast Louisiana. The sale of all farmland and related operational assets, as well as the acquisition of “replacement property” in the form of timberland, was successfully concluded during 2001. (For additional information about the Company’s discontinued agriculture operations, refer to Note 2 to the consolidated financial statements.)

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the three years ended December 31, 2003. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2003	2002	2001
Net sales
Woodlands	$38.2	37.0	38.3
Mills	79.1	70.4	57.4
Real Estate	33.8	15.3	25.0
Eliminations	(16.2)	(18.2)	(14.7)

Net sales	$134.9	104.5	106.0

Operating income/(loss) and net income/(loss)
Woodlands	$24.8	22.5	22.3
Mills	(4.9)	(6.4)	(7.1)
Real Estate	13.1	2.0	7.4
Corporate	(8.4)	(6.8)	(6.4)
Eliminations	—	(.6)	(.4)

Operating income	24.6	10.7	15.8
Equity in loss of and write-off of investment in Del-Tin Fiber	(4.7)	(28.2)	(9.1)
Interest income	.5	.3	.9
Interest and other debt expense	(6.9)	(4.5)	(5.7)
Other income/(expense)	.2	.4	.4
Income taxes	(5.0)	7.7	(.7)

Income/(loss) from continuing operations	8.7	(13.6)	1.6
Income/(loss) from discontinued operations, net	—	—	8.4

Net income/(loss)	$8.7	(13.6)	10.0

Earnings per common share*
Continuing operations	$.73	(1.33)	(.05)
Discontinued operations	—	—	.70

Net income/(loss)	$.73	(1.33)	.65

*	Amounts for 2001 and 2002 were after dividends for preferred stock that was redeemed in December 2002.

Consolidated

Included in the 2002 consolidated results of operations was a non-cash write-off of the Company’s investment in Del-Tin Fiber totaling $18.7 million and a related tax benefit of $7.3 million. The $22.3 million increase in net income during 2003 was the result of improved operating results for all three of the Company’s operating segments in 2003, improved financial results from Del-Tin Fiber, and the Del-Tin Fiber write-off in 2002.

Operating income for 2003 increased $13.9 million compared to 2002. The Woodlands segment increased $2.3 million due primarily to an increase in sales of both timberland for higher and better use and non-strategic timberland, partially offset by a planned reduction in the pine sawtimber harvest level combined with a slightly lower average pine sawtimber price. Deltic’s Mills segment operating results improved $1.5 million as a result of a $12 per thousand board feet (“MBF”) rise in average lumber sales price and a $2 per MBF decrease in production cost per MBF sold. Real Estate operating income increased $11.1 million and benefited from increases in sales of commercial acreage and the number and average sales price of residential real estate lots sold.

During 2002, operating income decreased $5.1 million when compared to 2001. The Company’s Woodlands operations increased $.2 million as a result of a higher average pine sawtimber price, coupled with an increase in harvest levels of pine sawtimber, partially offset by a reduction in sales of non-strategic timberland and timberland for higher and better use. The Mills segment’s operating results improved $.7 million due primarily to a $20 per MBF drop in production cost per MBF sold, which more than offset an $8 per MBF decrease in the average lumber sales price. Operating income for Deltic’s Real Estate segment decreased $5.4 million, primarily the result of a reduction in both the number and average sales price of residential lots sold combined with decreased sales of commercial acreage.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	2003	2002	2001
Net sales (millions of dollars)
Pine sawtimber	$24.8	29.6	26.4
Pine pulpwood	1.9	1.5	1.4
Hardwood sawtimber	1.3	.5	.4
Hardwood pulpwood	.6	.4	.7
Sales volume (thousands of tons)
Pine sawtimber	614	714	673
Pine pulpwood	306	250	289
Hardwood sawtimber	25	12	13
Hardwood pulpwood	114	86	114
Sales price (per ton)
Pine sawtimber	$40	41	39
Pine pulpwood	6	6	5
Hardwood sawtimber	51	41	32
Hardwood pulpwood	6	5	7
Timberland
Net sales (millions of dollars)	$8.1	3.4	7.8
Sales volume (acres)	4,130	3,418	3,315
Sales price (per acre)	$2,000	1,000	2,400

Net sales in 2003 increased $1.2 million when compared to 2002. Sales of pine sawtimber decreased $4.8 million, or 16 percent, from 2002, which reflects a $4 million decrease from lower sales volume combined with a $.8 million decrease attributable to lower average price. The pine sawtimber harvest level decreased 14 percent in 2003, in accordance with the Company’s planned reduction in harvest. Sales of hardwood sawtimber increased $.8 million due to the Company selling a higher-than-planned volume to take advantage of a strong hardwood market in 2003, as evidenced by a 24 percent increase in average sale price. During 2003, sales of timberland increased $4.7 million from 2002, due to selling more acres of timberland at a higher average price in 2003 compared to 2002.

During 2002, net sales decreased $1.3 million, or four percent. Pine sawtimber sales increased $3.2 million in 2002 which reflects a $1.7 million increase attributable to higher sales volume and $1.5 million increase due to higher sales price. The Company increased the pine sawtimber harvest six percent when compared to 2001. Average sales price for pine sawtimber increased five percent in 2002 versus 2001. Net sales generated from the sale of non-strategic or higher and better use timberland decreased $4.4 million during the 2002 period.

Woodlands operating income increased $2.3 million in 2003. In addition to the increase in net sales, the cost of fee timber harvested decreased $1.8 million due mainly to the lower pine sawtimber harvest level and to harvest mix. Operating income for 2002 was $.2 million more than in 2001 due to reductions in costs and expenses which more than offset the decrease in net sales discussed above.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	2003	2002	2001
Net sales (millions of dollars)
Lumber	$68.2	59.5	48.5
Residual products	9.7	9.4	7.9
Lumber
Finished production (MMBF)	215	203	164
Sales volume (MMBF)	220	199	158
Sales price (per MBF)	$310	298	306

When compared to 2002, net sales for 2003 increased $8.7 million, or 12 percent, of which $2.2 million was due to the price change, and $6.5 million was due to the greater sales volume. Average sales price in 2003 was $12 per MBF more than in 2002, and sales volume increased ten percent. Both lumber production and sales volumes were positively impacted by the improved lumber market in 2003 compared to 2002.

In 2002, net sales increased 23 percent when compared to 2001. Lumber sales increased $11 million due primarily to a $12.3 million increase from higher sales volume, partially offset by a $1.3 million reduction from lower average sales price. The Company’s sawmills experienced a 26 percent increase in lumber sales volume due to increased operating efficiencies achieved from completed capital projects, combined with temporary lumber production curtailments during 2001. Sales of residual products were up $1.5 million.

The improvement in operating results for 2003 was due to the increase in net sales and the slightly lower manufacturing cost per MBF of lumber sold due to the Company’s efforts to improve both production efficiencies and the cost structure at its mills. The $.7 million improvement between 2001 and 2002 was primarily the result of a six percent decrease in the production cost per MBF of lumber sold.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	2003	2002	2001
Net sales (millions of dollars)
Residential lots	$15.2	9.6	16.9
Commercial sites	12.6	.1	2.3
Undeveloped acreage	—	.2	.3
Sales volume
Residential lots	196	141	198
Commercial acres	72	1	14
Undeveloped acres	—	22	40
Average sales price (thousands of dollars)
Residential lots	$78	68	85
Commercial acres	175	218	161
Undeveloped acres	—	10	7

During 2003, net sales were $18.5 million more than in 2002, an increase of 121 percent. The number of residential lots sold increased by 39 percent, with an increase in average sales price per lot due to sales mix. During 2003, 118 lots were developed and offered for sale in three new neighborhoods in the Company’s Chenal Valley development, including 50 lots in the second neighborhood on the development’s new golf course. (The Company had planned to offer 252 lots during 2003, but weather-related delays forced the additional offerings into early 2004.) Net sales for Chenal Country Club, Inc. in 2003 totaled $5.2 million, an increase of $.3 million.

Net sales in 2002 decreased $9.7 million, 39 percent, from 2001. Revenue from the sale of residential lots was down $7.3 million as a result of a 29 percent decrease in the number of lots sold, combined with a reduction in average sales price due to sales mix. During 2002, 150 lots in three existing neighborhoods were developed and offered for sale in Chenal Valley. (Because of weather-related construction delays, an additional 50 lots in a new neighborhood adjoining the Company’s second golf course at Chenal Country Club, the amenity around which Chenal Valley is centered, were not offered for sale in 2002 as planned.) Chenal Country Club, Inc. produced net sales of $4.9 million for 2002 versus $4.8 million for 2001.

The changes in the Real Estate segment’s operating income were due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $1.6 million in 2003 was due primarily to nonrecurring charges to the Company’s retirement plans resulting from special termination benefits awarded to certain employees upon retirement or severance and increased incentive plan expenses due to the improved operating results.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands segment to the Mills segment were $15.9 million in 2003, $18.2 million in 2002, and $14.3 million in 2001. The $2.3 million decrease during 2003 was due primarily to decreased volume as the Company’s mills reduced the percentage of log receipts coming into their log yards from intersegment sales and to a slightly lower average price. Intersegment timberland sales commissions totaled $.3 million in 2003, compared to zero in 2002 and $.4 million in 2001.

Equity in Del-Tin Fiber

For the year ended December 31, 2003, equity loss in Del-Tin Fiber, excluding the write-off in 2002, recorded by the Company decreased $4.8 million when compared to 2002’s equity loss.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	2003	2002	2001
Net sales (millions of dollars)	$48.7	31.3	16.7
Finished production (MMSF)	132.7	96.7	52.0
Board sales (MMSF)	131.2	97.7	49.3
Sales price (per MSF)	$339	320	339

Average sales price for 2003 increased $19 per MSF when compared to 2002 due to a change in product mix to include a greater percentage of thin board and the increase in premium grade production. Manufacturing cost per thousand square feet (“MSF”) sold for 2003 was down 19 percent due primarily to the lowering of certain variable costs of manufacturing and the spreading of the plant’s fixed cost to the increased production volume.

Del-Tin Fiber’s 2001 production was impacted by a four-month shut-down of the plant due to weak market conditions, high natural gas prices, and to modify the plant’s heat energy system. Sales prices in 2002 decreased $19 per MSF due to a change in product mix after the shutdown to focus on improving product quality for relatively easier to produce thick board.

Interest Income/Expense

For 2003, interest expense increased $2.4 million from 2002 due primarily to additional long-term debt issued to redeem the Company’s $30 million of preferred stock in December 2002.

Income Taxes

The effective income tax rate for continuing operations was 36 percent, 36 percent, and 31 percent in 2003, 2002, and 2001, respectively. The effective rate increase in 2002 from 2001 was due primarily to the impact of recording a state tax benefit for operating loss carryforwards in 2001.

Income from Discontinued Operations

For 2001, sales of approximately 18,400 acres of farmland at a pretax gain of $13.4 million were recorded as the Company completed the disposal of all of its agriculture assets. (For additional information about the Company’s discontinued agriculture operations, refer to Note 2 to the consolidated financial statements.)

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $45 million for the year ended December 31, 2003, which compared to $32.5 million for 2002 and $41.2 million for 2001. Changes in operating working capital, other than cash and cash equivalents, provided cash of $.9 million in 2003, $1.5 million in 2002, and $2.9 million in 2001. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income/(loss) and cash provided by operating activities for each reported year.

Capital expenditures required cash of $27.2 million in 2003, $24.2 million in 2002, and $63.8 million in 2001. Total capital expenditures, by segment, for the years ended December 31, 2003, 2002, and 2001 are presented in the following table.

	2003	2002	2001
(Millions of dollars)
Woodlands	$12.4	5.2	44.4
Mills	3.4	3.5	5.9
Real Estate	11.2	15.4	13.5
Corporate	.2	.1	.2

Total capital expenditures	27.2	24.2	64.0
Owner-financed expenditures	—	—	(.2)

Expenditures requiring cash	$27.2	24.2	63.8

Woodlands capital expenditures included timberland acquisitions of approximately 7,300 acres at a cost of $10.9 million in 2003, approximately 1,900 acres at a cost of $3.2 million in 2002, and approximately 28,000 acres at a cost of $42.2 million in 2001. (Purchase of timberland in 2001 designated as “replacement property”, as required by the tax-deferred exchange of Deltic’s agriculture segment assets, utilized $38.3 million for about 26,200 net acres and are included in capital expenditures for that year.) Reforestation site preparation and planting required expenditures of $1.3 million in 2003, $1.5 million in 2002, and $1.7 million in 2001, and were the result of expansion of the Company’s planting program due to recent acquisitions of timberland and to regeneration harvests.

During 2003, $1.3 million was expended to install a second log debarker at the Waldo Mill in order to increase production capacity. At the Ola Mill, $.6 million was expended to install a J-hook sorter system. In 2002 and 2001, $1.8 million and $2.1 million, respectively, was expended to complete a project to replace the Waldo Mill’s vertical saw assembly with a curve sawing gang. The project improved log recovery, increased hourly throughput capacity, and enabled further diversity of product mix. There were no significant capital projects during 2002 at the Company’s Ola Mill; however, $.9 million was expended during 2001 to complete payment of a project to replace the mill’s vertical saw assembly and debarker with a curve sawing gang and faster debarker. The project was completed and placed in service in December 2000, at a total cost of $5.3 million, and has improved log recovery, increased hourly throughput capability, enabled further diversity of product mix, and allowed debarking of larger logs.

Capital expenditures for Real Estate operations related to the cost of residential lot development totaled $5.4 million in 2003, compared to $4.5 million in 2002 and $4.2 million in 2001. Infrastructure construction required $.5 million in 2002 and $.7 million in 2001, with no significant such expenditures in 2003. Construction of the new 18-hole golf course at Chenal Country Club, initiated in 2001, required expenditures of $.6 million in 2003, $3.8 million in 2002, and $4.8 million in 2001. Other expenditures were primarily for various amenity improvements.

Deltic had commitments of $4.8 million for capital projects in progress at December 31, 2003, including $.6 million for reforestation site preparation and planting and $3.9 million related to residential lot and commercial site development and amenity improvements at the Company’s real estate developments.

The net change in purchased stumpage inventory required cash of $1.2 million in 2003 and $1.8 million in 2002, but provided cash of $4.3 million in 2001. Advances to Del-Tin Fiber by the Company amounted to $9 million, $12.2 million, and $14.7 million in 2003, 2002, and 2001, respectively. Proceeds from the disposal of agriculture segment assets, primarily 38,800 net acres of farmland and related machinery and equipment, provided cash of $18.1 million in 2001. During 2000, $14.9 million of the proceeds from the sales of both farm and timber land were held by a trustee to be used to acquire timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges. These proceeds were received from the trustee in 2001 and utilized for timberland acquisition expenditures as required. During 2001, $2.2 million of proceeds from sales of appreciated timberland parcels were deposited and held by a trustee in a similar tax-

deferred exchange. In 2002, these proceeds were received from the trustee, and $2.1 million was utilized to acquire timberlands as required while the remaining $.1 million was deposited into the Company’s operating fund account and subject to applicable income taxes. An additional $.4 million of similar proceeds was held by a trustee at the end of 2002; these funds were received from the trustee in the first quarter of 2003 and utilized to finance a portion of the $10.2 million of timberlands that were acquired during that period for which the Company had a significant portion committed at the end of 2002. The $4.6 million received for timberland sold during 2003 was held by a trustee at December 31, 2003, while the Company identified potential timberland to acquire in order to qualify these sales as a tax-deferred exchange. Initiation fees received from members joining Chenal Country Club, which are accounted for as a reduction in the cost basis of the club rather than net sales, amounted to $1.3 million in 2003, $1.1 million in 2002, and $.8 million in 2001.

During 2003, Deltic borrowed $36.5 million under its revolving credit facility and $.5 million under a short-term facility, with repayments of $37.6 million and $.5 million, respectively. In 2002, borrowings under available credit facilities provided $66.5 million, with repayments amounting to $64.5 million. In addition, the Company issued $30 million of privately placed, fixed-interest rate, long-term senior notes on December 20, 2002. (Upon this issuance, Deltic applied the proceeds towards its revolving credit facility and then borrowed $30 million under this facility on December 30, 2002, to redeem its outstanding preferred stock.) During 2001, the Company borrowed $14.5 million, with repayments amounting to $18.3 million, and repayments of owner-financed debt required $.5 million.

Purchases of treasury stock required cash of $.4 million in 2003, $.7 million in 2002, and $1 million in 2001. The decrease in bank overdraft was $.9 million in 2003 and $1.4 million in 2001, bringing the overdraft to zero at the end of the respective years, but it increased $.9 million in 2002. For the three years ended December 31, 2003, cash required to pay common stock dividends totaled $3 million in each year. The Company paid dividends on its preferred stock of $2.3 million in 2002 and 2001; there were no such dividends in 2003 as the Company redeemed its preferred stock at the end of 2002. During 2003 and 2002, proceeds from stock option exercises amounted to $1.6 million and $1.2 million, respectively, compared to zero in 2001.

In 2003, 2002, and 2001, Deltic paid $.5 million, $.2 million, and $.5 million, respectively, related to the extension of its revolving credit facility in 2003, placement of the $30 million of senior notes during 2002, and the negotiated replacement of its revolving credit facility during 2001.

Financial Condition

Working capital at year-end totaled $7.1 million in 2003 and $2.1 million in 2002. Deltic working capital ratio at December 31, 2003, was 2 to 1, compared to 1.2 to 1 at the end of 2002. Cash and cash equivalents at the end of 2003 were $1.7 million compared to $1.1 million at the end of 2002. During 2003, total indebtedness of the Company decreased $1.1 million to $115.1 million at year-end. Deltic’s long-term debt to stockholders’ equity ratio was .675 to 1 at December 31, 2003, compared to .713 to 1 at year-end 2002.

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

To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured, committed revolving credit facility totaling $125 million, inclusive of a $50 million letter of credit feature. The agreement will expire on July 15, 2007. As of December 31, 2003, $80 million was available in excess of all borrowings outstanding under or supported by the facility. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 7 to the consolidated financial statements.)

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. As of December 31, 2003, the Company had expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share, of which 15,909 shares at an average cost of $23.73 were purchased during 2003. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

The Company has agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom Del-Tin Fiber has obtained its $89 million credit facility. Under this agreement, Deltic and the other 50 percent owner of the joint venture have agreed to fund any deficiency in contributions to either Del-Tin Fiber’s required sinking fund or debt service reserve, up to a cumulative total of $17.5 million for each owner. In addition, each owner has committed to a production support agreement, under which each owner has agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service until the plant is able to successfully complete a minimum production test. Both owners have also agreed, in a series of one-year term commitments, to fund any operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements.

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables. (For information about the Company’s non-contractual cash payment obligations, refer to Note 18 to the consolidated financial statements.)

	Total	During 2004	2005 to 2006	2007 to 2008	After 2008
(Millions of dollars)
Contractual cash payment obligations
Real estate development infrastructure	$1.7	.5	1.2	—	—
Timber cutting agreements	.2	.1	.1	—	—
Long-term debt	115.1	.1	—	85.0	30.0

	$117.0	.7	1.3	85.0	30.0

Other commercial commitment expirations
Del-Tin Fiber contingent equity contribution agreement	$17.5	—	17.5	—	—
Del-Tin Fiber production support agreement	13.7	—	13.7	—	—
Letters of credit	.8	.4	.3	.1	—

	$32.0	.4	31.5	.1	—

Outlook

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

Other Matters

Impact of Inflation

General inflation has not had a significant effect on the Company’s operating results during the three years ended December 31, 2003. The Company’s timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy and long-term interest rates, specifically as such may manifest themselves in the central Arkansas region.

Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does, on occasion, consider the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended December 31, 2003. Deltic held various financial instruments at December 31, 2003 and 2002, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from contractual debt guarantees and letters of credit issued for the benefit of Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to the previous tabular summary of the Company’s other commercial commitment expirations and to Note 12 to the consolidated financial statements.)

Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments’ fair value, but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company’s funds held by trustee; long-term debt, including current maturities; contractual guarantees of debt; and letters of credit at December 31, 2003, were $4.6 million, $128.6 million, $16.5 million, and $.8 million, respectively.

A one percentage-point increase in prevailing interest rates would result in decreases in the estimated fair value of long-term debt of $7 million and contractual guarantees of debt of $.3 million, while the fair value of the Company’s funds held by trustee and letters of credit would be unchanged. Initial fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities. The estimated pretax earnings and cash flows impact for 2003 resulting from a one percentage-point increase in interest rates would be approximately $.5 million, holding other variables constant.

Foreign-Exchange Rate Risk - The Company currently has no exposure to foreign-exchange rate risk because all of its financial instruments are denominated in U.S. dollars.

Commodity Price Risk - The Company has no financial instruments subject to commodity price risk.

Equity Security Price Risk - None of the Company’s financial instruments have potential exposure to equity security price risk.

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

Critical Accounting Policies and Estimates

The Company has identified five of its current accounting policies as being, in management’s view, critical to the portrayal of the Company’s financial condition and results of operations. Additionally, these policies require significant assumptions and/or estimates on the part of management as it pertains to certain factors inherent in the policies. These policies, along with explanations of the key assumptions and/or estimates considered by management, are described below. (For a listing of all significant accounting policies of the Company, refer to Note 1 to the consolidated financial statements.)

1)	Investment in Real Estate Held for Development and Sale — Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities. These costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company’s three development areas — Chenal Valley, Chenal Downs, and Red Oak Ridge — are allocated to neighborhoods over the entire respective development area based on relative retail values.

The key factors involved in determining the Investment in Real Estate Held for Development and Sale are: (1) the treatment of the clubhouse and golf course at Chenal Country Club, the amenity around which the Chenal Valley development is centered, as an amenity rather than an operating fixed asset and (2) the management estimates required to estimate the future indirect development costs and sales values of the areas of Chenal Valley yet to be developed. Due to accounting for Chenal Country Club as an amenity, the cost of the clubhouse and golf course, including the estimated cost of planned future improvements, are charged against income as real estate is sold rather than depreciating this cost. This amenity treatment also records the initiation fees received from members joining the club as a reduction in the cost basis of the club rather than as net sales. In addition, the Company’s model for allocating the indirect cost to be expensed against each piece of real estate sold requires management to estimate the future indirect costs to be incurred for the entire development, primarily infrastructure costs and future improvements at Chenal Country Club (net of estimated future initiation fees to be received), as well as the potential market value of each tract of undeveloped property within the Chenal Valley development. In determining future indirect development costs, management relies on cost projections for its development plans provided by independent, professional engineering consultants. Appraisers are utilized to provide the potential market value for unsold acreage.

2)

Investment in Del-Tin Fiber — Investment in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a 50 percent-owned limited liability company, is carried at cost and is adjusted for the Company’s proportionate share of its undistributed earnings or losses. The Company’s equity-method-basis carrying value for its investment in Del-Tin Fiber is evaluated for possible impairment, as applicable under the requirements of Accounting Principles Board Opinion (“APB”) 18. This evaluation as of December 31, 2002, based on the intent of the Company’s Board of Directors to exit the business, resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of the investment was written off, to zero, for the 2002 Consolidated

Balance Sheet. On December 11, 2003, the Company’s Board of Directors revised its intent in regard to selling Deltic’s interest in the joint venture, and the resulting evaluation of fair value for the related investment indicated that fair value exceeded carrying value at December 31, 2003.

For Deltic’s investment in Del-Tin Fiber, the key determinations by management are (1) the accounting treatment for this investment under the equity method of accounting rather than as a consolidated subsidiary since the joint venture is 50 percent owned by both owners and (2) the factors used in evaluating the impairment of the investment’s carrying value. Deltic management has determined that there is no control by either company due to having a Board of Managers with equal representation. As such, the assets and liabilities of Del-Tin Fiber are not included in the amounts reported on the Company’s balance sheet for any period. In evaluating the possibility of the existence of an impairment for the Company’s carrying value for its investment in Del-Tin Fiber under APB 18, management must estimate future net cash flows from the possible courses of action available for its investment, such as continuing to maintain or sell its investment, to determine both recoverability of the carrying amount and fair value of the investment. More specifically, management must determine the possible courses of action and estimate the probability of each potential action, as well as the related future net cash flows. Then, if estimated fair value is less than the carrying amount, management must determine if this impairment is other than temporary. If so, then an impairment write-down is required. (For additional information about the Company’s investment in Del-Tin Fiber, refer to Note 4 to the consolidated financial statements.)

3)	Timber and Timberlands — Timber and timberlands, which includes purchased stumpage inventory and logging facilities, is stated at acquisition cost less cost of fee timber harvested and accumulated depreciation of logging facilities. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of roads constructed and other land improvements, are depreciated using the straight-line method over a ten-year estimated life. The Company’s professional foresters estimate its fee timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. The cost of timber and timberland purchased and reforestation costs are capitalized. Fee timber carrying costs are expensed as incurred.

The key components of the Timber and Timberlands policy are: (1) management’s decision to maintain separate timber cost pools for each legal entity within the Deltic consolidated group and (2) the required estimation of timber inventory volume, by species, for each of these companies in order to calculate the cost of fee timber harvested per ton. Management has elected to maintain a separate cost pool for the timber owned by each company, thus resulting in a different cost per ton for fee timber harvested for each. The mix of harvest by company for any period can significantly affect the amount of cost of fee timber harvested expense reported. Per-ton costs for 2003 ranged from $3.46 to $50.46 per ton for pine sawtimber. Had the Company opted to use a composite depletion rate, cost of pine sawtimber harvested would have been $2.3 million more in 2003, $1.3 million less in 2002, and $2.5 million less in 2001 ($1.5 million, $.8 million, $1.6 million, respectively, net of applicable income taxes) than as reported due to the mix of harvest by company during the year. In determining these rates, management must estimate the volume of timber existing on its timberlands. To estimate these fee timber inventories, the Company relies on its experienced forestry personnel and their use of statistical information and data obtained by actual physical measurements and other information gathering techniques. The cost of fee timber harvested recognized is impacted by the accuracy of this volume estimation. (For additional information about the Company’s timber and timberlands, refer to Note 5 to the consolidated financial statements.)

4)

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost less accumulated depreciation. Depreciation of buildings, equipment, and other depreciable assets is primarily determined using the straight-line method. Expenditures that substantially improve and/or increase the useful life of facilities or equipment are capitalized. Maintenance and repair costs are expensed as incurred. Gains and losses on disposals or retirements are included in income as they occur.

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

5)	Stock-Based Compensation — At December 31, 2003, Deltic had two stock-based compensation plans for which the Company applies the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying common stock on the date of grant. As of November 2001, the Company eliminated certain option exercise procedures, resulting in a change to fixed-plan accounting treatment for all options. Prior to that date, the Company was required to apply variable plan accounting standards which required adjustment of the cost of options granted for changes in the market value per share of the Company’s common stock. (For additional information, see Note 15 – Incentive Plans.)

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, for the years ended December 31 consisted of the following:

	2003	2002	2001
(Thousands of dollars, except per share amounts)
Net income/(loss), as reported	$8,703	(13,639)	9,980
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	220	431	402
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(769)	(937)	(785)

Pro forma net income/(loss)	$8,154	(14,145)	9,597

	2003	2002	2001
(Thousands of dollars, except per share amounts)
Basic earnings per share
As reported	$.73	(1.33)	.65
Pro forma	.68	(1.38)	.62
Dilutive earnings per share
As reported	$.73	(1.33)	.65
Pro forma	.68	(1.38)	.61

For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2003, 2002, and 2001, respectively: dividend yields of 1.01 percent, 1.06 percent, and 1.06 percent; expected volatility of 32.79 percent, 31.19 percent, and 38.52 percent; risk-free interest rates of 4.86 percent, 4.37 percent, and 5.08 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2003, 2002, and 2001 was $7.96, $9.26, and $9.05, respectively.

The key management decision factors for Stock-Based Compensation are: (1) the decision to account for stock-based compensation using the intrinsic value recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, or the fair value recognition and measurement principles of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stocked-Based Compensation – Transition and Disclosure, and (2) the determination of the exercise price for options granted. Currently, a company’s management can elect to adopt SFAS 123 or continue to use APB 25 for recognizing stock option expense in its financial statements. If continued use of APB 25 is elected, the income statement will generally reflect a lesser amount for stock-based compensation expense, and the potential impact of adopting SFAS 123 and SFAS 148 will only be disclosed on a pro forma basis in the financial statement footnotes. Under the Company’s stock incentive plan, option exercise price for options granted is equal to the fair market per share stock price on the date of the grant, which should result in no stock-based compensation expense for future options granted under the Company’s stock incentive plan. However, options granted in February 2002 were subject to shareholder approval at the Company’s annual stockholders’ meeting on April 25, 2002, the accounting measurement date for these options. As a result, these options had an intrinsic value of $3.46 per share due to an increase in the market price of the Company’s common stock between February and April, and the resulting stock-based compensation expense is being recognized over the vesting periods of these options. (For additional information about the Company’s stock-based compensation, refer to Note 15 to the consolidated financial statements.)

Related-Party Transactions

The Company has committed to provide to Del-Tin Fiber a portion of the plant’s fiber and wood supply at market prices. This arrangement benefits Del-Tin Fiber by ensuring a portion of its raw material needs while providing the Company with a purchaser of residual by-products produced by its lumber mills, if needed. The market price that Deltic receives for these transactions is determined by the average price paid during the immediate preceding year by Del-Tin Fiber to other suppliers of the products purchased from the Company. During 2003, 2002, and 2001, Deltic sold Del-Tin Fiber approximately $4.1 million, $3 million, and $1.9 million, respectively, of these residual by-products. (The increase for 2003 was due to Del-Tin Fiber increasing finished MDF production by 36 million square feet, or 38 percent, from 2002’s level.)

Impact of Recent Accounting Pronouncements

(For information regarding the impact of recent accounting pronouncements, refer to the related section in Note 1 to the consolidated financial statements.)

Environmental Matters

Deltic is committed to protecting the environment and has certain standards with which it must comply based on federal, state, and local laws for the protection of the environment. Costs of compliance through 2003 have not been material, and the Company’s management currently has no reason to believe that such costs will become material for the foreseeable future.

Contingencies

The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

Outlook

Pine sawtimber harvested from Deltic’s fee lands in 2004 is projected to decrease slightly from 2003’s level to 550,000 to 575,000 tons. The program to consider sales of timberland which has been identified as non-strategic or having a higher and better use will continue, with sales of 4,000 to 5,000 acres anticipated for 2004. Finished lumber production and resulting sales volumes are projected at 210 to 225 million feet for 2004; however, these volumes are dependent upon market conditions. With continued growth in west Little Rock, Arkansas, and the existing strong demand for residential lots in the Company’s Chenal Valley development, Deltic is developing approximately 250 lots for sale in 2004 and anticipates that closings for residential lots will be 200 to 240 lots for the year of 2004, barring declines in economic growth or residential construction activity.

The Company expects continued commercial acreage sales activity in 2004. The Company will continue to recognize equity in the financial results of Del-Tin Fiber, which are anticipated to be improved from 2003 although not to profitability.

The Company’s capital expenditure budget for the year of 2004 was prepared in the fall of 2003 and provides for expenditures totaling $28.3 million. The Woodlands capital budget of $6.9 million includes $5 million for timberland acquisitions, which will be dependent on the availability of acreage at prices that meet the Company’s criteria for timber stocking, growth potential, site index, and location. During 2004, various sawmill projects are expected to require $6.5 million, including $2.5 million for a kiln upgrade at the Ola Mill and $1.2 million for an edger addition at the Waldo Mill. Expenditures for residential lot development totaling $8.5 million are projected, depending on continuation of strong market conditions, to add about 250 lots to available inventory. Capital and other expenditures are under constant review, and these budget amounts may be adjusted to reflect changes in the Company’s estimated cash flows from operations, borrowings or repayments under credit facilities, or general economic conditions.

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

Information with respect to quantitative and qualitative disclosures about market risk of the Company is set forth under the caption “Other Matters - Market Risk” in Item 7 of Part II of this report.

Item 8.	Financial Statements and Supplementary Data

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(Thousands of dollars)

	2003	2002
Assets
Current assets
Cash and cash equivalents	$1,687	1,057
Trade accounts receivable – net	4,243	3,230
Other receivables	1,041	2,321
Inventories	5,778	6,257
Prepaid expenses and other current assets	1,461	1,607

Total current assets	14,210	14,472
Investment in real estate held for development and sale	40,539	42,551
Other investments and noncurrent receivables	6,660	2,558
Timber and timberlands – net	215,040	209,317
Property, plant, and equipment – net	36,882	39,572
Deferred charges and other assets	979	2,076

Total assets	$314,310	310,546

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$64	70
Trade accounts payable	2,772	3,316
Accrued taxes other than income taxes	1,246	1,194
Bank overdraft	—	913
Income taxes payable	151	—
Deferred revenues and other accrued liabilities	2,843	6,854

Total current liabilities	7,076	12,347
Long-term debt	115,056	116,120
Deferred tax liabilities – net	12,559	11,955
Other noncurrent liabilities	9,385	7,162
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	69,459	69,075
Retained earnings	119,888	114,165
Unamortized restricted stock awards	(14)	(133)
Treasury stock	(19,103)	(20,273)
Accumulated other comprehensive income	(124)	—

Total stockholders’ equity	170,234	162,962

Total liabilities and stockholders’ equity	$314,310	310,546

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2003, 2002, and 2001

(Thousands of dollars, except per share amounts)

	2003	2002	2001
Net sales	$134,915	104,512	106,011

Costs and expenses
Cost of sales	87,596	70,979	68,125
Depreciation, amortization, and cost of fee timber harvested	13,345	15,224	14,991
General and administrative expenses	9,334	7,612	7,071

Total costs and expenses	110,275	93,815	90,187

Operating income	24,640	10,697	15,824
Equity in loss of and write-off of investment in Del-Tin Fiber	(4,729)	(28,217)	(9,132)
Interest income	476	284	946
Interest and other debt expense	(6,861)	(4,558)	(5,725)
Other income/(expense)	161	433	438

Income/(loss) from continuing operations before income taxes	13,687	(21,361)	2,351
Income taxes	(4,984)	7,722	(728)

Income/(loss) from continuing operations	8,703	(13,639)	1,623
Gain on disposal of discontinued agriculture segment operations, net of income taxes	—	—	8,357

Net income/(loss)	$8,703	(13,639)	9,980

Earnings per common share
Basic
Continuing operations	$.73	(1.33)	(.05)
Discontinued operations	—	—	.70

Net income/(loss)	$.73	(1.33)	.65

Assuming dilution
Continuing operations	$.73	(1.33)	(.05)
Discontinued operations	—	—	.70

Net income/(loss)	$.73	(1.33)	.65

Dividends declared per common share	$.25	.25	.25

Average common shares outstanding (thousands)	11,924	11,919	11,896

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002, and 2001

(Thousands of dollars)

	2003	2002	2001
Operating activities
Net income/(loss)	$8,703	(13,639)	9,980
Adjustments to reconcile net income/(loss) to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	13,345	15,224	14,991
Deferred income taxes	674	(7,714)	6,655
Gain from disposal of agriculture segment assets	—	—	(14,454)
Real estate costs recovered upon sale	11,385	5,456	9,577
Timberland costs recovered upon sale	1,084	921	1,027
Equity in loss of and write-off of investment in Del-Tin Fiber	4,729	28,217	9,132
Net increase/(decrease) in provisions for pension and other postretirement benefits	3,146	1,387	1,001
(Increase)/decrease in operating working capital other than cash and cash equivalents	942	1,532	2,866
Other - net	984	1,068	463

Net cash provided/(required) by operating activities, including discontinued operations	44,992	32,452	41,238

Investing activities
Capital expenditures requiring cash	(27,222)	(24,237)	(63,781)
Net change in purchased stumpage inventory	(1,200)	(1,823)	4,321
Advances to Del-Tin Fiber	(8,957)	(12,219)	(14,701)
Proceeds from disposal of agriculture segment assets	—	—	18,079
Increase/(decrease) in farmland sale contract deposits	—	—	(1,455)
(Increase)/decrease in funds held by trustee	(4,136)	1,789	14,082
Receipts of/(additions to) noncurrent receivables	—	—	17,105
Other – net	1,430	1,212	960

Net cash provided/(required) by investing activities, including discontinued operations	(40,085)	(35,278)	(25,390)

Financing activities
Proceeds from borrowings	37,039	96,450	14,533
Repayments of notes payable and long-term debt	(38,109)	(64,524)	(18,815)
Redemption of preferred stock	—	(30,000)	—
Treasury stock purchases	(377)	(746)	(1,026)
Increase/(decrease) in bank overdraft	(913)	913	(1,384)
Preferred stock dividends paid	—	(2,344)	(2,262)
Common stock dividends paid	(2,980)	(2,981)	(2,974)
Proceeds from stock option exercises	1,572	1,161	—
Other - net	(509)	(168)	(510)

Net cash provided/(required) by financing activities, including discontinued operations	(4,277)	(2,239)	(12,438)

Net increase/(decrease) in cash and cash equivalents	630	(5,065)	3,410
Cash and cash equivalents at beginning of year	1,057	6,122	2,712

Cash and cash equivalents at end of year	$1,687	1,057	6,122

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2003, 2002, and 2001

(Thousands of dollars)

	2003	2002	2001
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares; zero, zero, and 600,000 shares issued as redeemable preferred stock at end of 2003, 2002, and 2001, respectively (See Note 9 – Redeemable Preferred Stock)	$—	—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of each year	128	128	128

Capital in excess of par value
Balance at beginning of year	69,075	68,766	68,757
Exercise of stock options	384	309	9

Balance at end of year	69,459	69,075	68,766

Retained earnings
Balance at beginning of year	114,165	133,034	128,290
Net income/(loss)	8,703	(13,639)	9,980
Preferred stock dividends accrued	—	(2,249)	(2,262)
Common stock dividends declared, $.25 per share	(2,980)	(2,981)	(2,974)

Balance at end of year	119,888	114,165	133,034

Unamortized restricted stock awards
Balance at beginning of year	(133)	(264)	(472)
Amortization to expense	119	131	208

Balance at end of year	(14)	(133)	(264)

Treasury stock
Balance at beginning of year – 898,175, 925,725, and 878,556 shares, respectively	(20,273)	(20,865)	(19,869)
Shares purchased – 15,909 shares in 2003, 31,800 shares in 2002, and 48,500 shares in 2001	(377)	(746)	(1,026)
Shares issued for incentive plans – 68,484 shares in 2003, 59,350 shares in 2002, and 1,331 shares in 2001	1,547	1,338	30

Balance at end of year – 845,600, 898,175, and 925,725 shares, respectively, at cost	(19,103)	(20,273)	(20,865)

Accumulated other comprehensive income
Balance at beginning of year	—	—	—
Minimum pension liability adjustment, net of income taxes	(124)	—	—

Balance at end of year	(124)	—	—

Total stockholders’ equity	$170,234	162,962	180,799

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2003, 2002, and 2001

(Thousands of dollars)

	2003	2002	2001
Net income/(loss)	$8,703	(13,639)	9,980

Other comprehensive income/(loss)
Minimum pension liability adjustment	(190)	—	—
Income taxes	66	—	—

Total other comprehensive income	(124)	—	—

Comprehensive income/(loss)	$8,579	(13,639)	9,980

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 1 – Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements of Deltic Timber Corporation (“Deltic” or “the Company”) include the accounts of Deltic and all majority-owned subsidiaries after elimination of significant intercompany transactions and accounts.

Use of Estimates — In the preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results may differ from those estimates.

Cash Equivalents — Cash equivalents include U.S. government securities that have a maturity of three months or less from the date of purchase.

Allowance for Doubtful Accounts — The Company provides an allowance for doubtful accounts based on a review of the specific receivables outstanding. At December 31, 2003 and 2002, the balance in the allowance account was $107,000 and $88,000, respectively.

Inventories — Inventories of logs, lumber, and supplies are stated at the lower of cost or market, primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead. (For additional information, see Note 3 – Inventories.)

Investment in Real Estate Held for Development and Sale — Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities. These costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company’s three development areas — Chenal Valley, Chenal Downs, and Red Oak Ridge — are allocated to neighborhoods over the entire respective development area based on relative retail values.

Investment in Del-Tin Fiber — Investment in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a 50 percent-owned limited liability company, is carried at cost and is adjusted for the Company’s proportionate share of its undistributed earnings or losses. The Company’s equity-method-basis carrying value for its investment in Del-Tin Fiber is evaluated for possible impairment, as applicable under the requirements of Accounting Principles Board Opinion (“APB”) 18. This evaluation as of December 31, 2002, based on the intent of the Company’s Board of Directors to exit the business, resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of the investment was written off, to zero, for the 2002 Consolidated Balance Sheet. On December 11, 2003, the Company’s Board of Directors revised its intent in regard to selling Deltic’s interest in the joint venture, and the resulting evaluation of fair value for the related investment indicated that fair value exceeded carrying value at December 31, 2003. (For additional information, see Note 4 – Investment in Del-Tin Fiber.)

Timber and Timberlands — Timber and timberlands, which includes purchased stumpage inventory and logging facilities, is stated at acquisition cost less cost of fee timber harvested and accumulated depreciation of logging facilities and includes no estimated future reforestation cost. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of roads constructed and other land improvements, are depreciated using the straight-line method over a ten-year estimated life. The Company estimates its fee timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. The cost of timber and timberland purchased and reforestation costs are capitalized. Fee timber carrying costs are expensed as incurred.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 1 – Significant Accounting Policies (cont.)

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost less accumulated depreciation. Depreciation of buildings, equipment, and other depreciable assets is primarily determined using the straight-line method. Expenditures that substantially improve and/or increase the useful life of facilities or equipment are capitalized. Maintenance and repair costs are expensed as incurred. Gains and losses on disposals or retirements are included in income as they occur.

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

Revenue Recognition — Revenue from the sale of lumber and wood by-products is recorded at the time of shipment. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested; such intersegment sales, which are generally made at prices which approximate market, are eliminated in the consolidated financial statements. Revenue from timberland and real estate sales is recorded when the sale is closed and legal title is transferred, which is generally at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are assumed will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation — At December 31, 2003, Deltic had two stock-based compensation plans for which the Company applies the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying common stock on the date of grant. As of November 2001, the Company eliminated certain option exercise procedures, resulting in a change to fixed-plan accounting treatment for all options. Prior to that date, the Company was required to apply variable plan accounting standards which required adjustment of the cost of options granted for changes in the market value per share of the Company’s common stock. (For additional information, see Note 15 – Incentive Plans.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 1 – Significant Accounting Policies (cont.)

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, for the years ended December 31 consisted of the following:

(Thousands of dollars, except per share amounts)	2003	2002	2001
Net income/(loss), as reported	$8,703	(13,639)	9,980
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	220	431	402
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(769)	(937)	(785)

Pro forma net income/(loss)	$8,154	(14,145)	9,597

Basic earnings per share
As reported	$.73	(1.33)	.65
Pro forma	.68	(1.38)	.62
Dilutive earnings per share
As reported	$.73	(1.33)	.65
Pro forma	.68	(1.38)	.61

For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2003, 2002, and 2001, respectively: dividend yields of 1.01 percent, 1.06 percent, and 1.06 percent; expected volatility of 32.79 percent, 31.19 percent, and 38.52 percent; risk-free interest rates of 4.86 percent, 4.37 percent, and 5.08 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2003, 2002, and 2001 was $7.96, $9.26, and $9.05, respectively.

Pensions and Other Postretirement Benefits — The Company sponsors both a qualified and a nonqualified, noncontributory, defined benefit retirement plan that covers substantially all employees. Benefits are based on years of service and final career-average-pay formulas as defined by the plans. The qualified plan is funded to accumulate sufficient assets to provide for accrued benefits. The nonqualified plan, a supplemental executive plan, is not funded; the Company pays any benefits due under this plan on a monthly basis.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 1 – Significant Accounting Policies (cont.)

Advertising Costs — Advertising costs, primarily related to marketing efforts for the Company’s real estate developments, are expensed as incurred. These costs amounted to $638,000 in 2003, $792,000 in 2002, and $725,000 in 2001 and are reflected in Cost of Sales on the Consolidated Statements of Income.

Capitalized Interest — The Company capitalizes interest for qualifying assets constructed or otherwise produced for which interest on directly associated debt was incurred. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of those assets.

Capital Expenditures — Capital expenditures include additions to Investment in Real Estate Held for Development and Sale; Timber and Timberlands; and Property, Plant, and Equipment.

Net Change in Purchased Stumpage Inventory — Purchased stumpage inventory consists of timber-cutting rights purchased from third parties specifically for use in the Company’s sawmills. Depending on the timing of acquisition and usage of this acquired stumpage inventory, the net change in inventory can either be a source or use of funds in the Company’s Consolidated Statements of Cash Flows.

Earnings per Common Share — Earnings per share (“EPS”) amounts presented are calculated under the provisions of the SFAS 128, Earnings per Share. Basic earnings per share is computed based on earnings available to common shareholders [net income/(loss) less accrued preferred dividends] and the weighted average number of common shares outstanding. The earnings per share assuming dilution amounts presented are computed based on earnings available to common shareholders and the weighted average number of common shares outstanding, including shares assumed to be issued under the Company’s stock option plans. (For a reconciliation of amounts used in per share computations, see Note 17 – Earnings per Share.)

Impact of Recent Accounting Pronouncements — In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS 143 did not have an effect on the Company’s financial position, results of operations, or cash flows.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 1 – Significant Accounting Policies (cont.)

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and in the first quarter of the fiscal year beginning after June 15, 2003, for variable interest entities acquired before February 1, 2003. The Company has not created or obtained an interest in any such entities since January 31, 2003, and the statement is not expected to have an impact in fiscal year 2004 as a result of the Company’s evaluation of its investment in Del-Tin Fiber under the provisions of FIN 46. In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. This statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, and (3) amends the definition of “an underlying” to conform to FIN 45. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with all provisions applied prospectively. The Company has no derivative instruments and is not currently engaged in hedging activities, accordingly, adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify an instrument that is within its scope as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As of December 31, 2003, the Company had no financial instruments within the scope of SFAS 150.

In December 2003, the FASB issued SFAS 132 (revised 2003), Employer Disclosures about Pensions and Other Postretirement Benefits. SFAS 132 (revised 2003) revises disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans and is effective for financial statements with fiscal years ending after December 15, 2003. (For additional information regarding these disclosures, see Note 14 – Employee and Retiree Benefit Plans.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 1 – Significant Accounting Policies (cont.)

In January 2004, the FASB issued a FASB Staff Position regarding SFAS 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, (“FSP FAS 106-1”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which allowed companies to recognize or defer recognizing the effects of the prescription-drug provisions of the new Medicare Act in their 2003 financial statements. Since Deltic had a September 30, 2003 measurement date for its benefit plans, the recognition or election to defer recognition requirement will be effective for its first quarter 2004 financial statements, and it is not expected to have a material impact on the Company’s financial statements. The Financial Accounting Standards Board has not issued final guidance on accounting for the provisions of the Medicare Act. Therefore, if the Company elects to record estimated benefits beginning in the first quarter of 2004, these benefits could be changed when final authoritative accounting guidance is issued in the future.

Note 2 – Discontinued Agriculture Segment

In August 2000, the Company’s Board of Directors approved the disposal of Deltic’s agriculture segment assets, subject to using the sales proceeds to purchase additional pine timberland, in a tax-deferred exchange. All 38,800 net acres formerly deemed to be agriculture lands, as well as all related agriculture operational assets, had been sold by year-end 2001. As a result of the sales transactions completed during 2001, the Company realized a pretax gain on disposal of agriculture segment assets of $13,453,000 (after related non-cash expenses of $1,001,000).

Total net sales of the discontinued agriculture segment for 2001, excluding asset sales proceeds, were $276,000. The gain on disposal of discontinued agriculture segment operations was $13,663,000 before income taxes, consisting of the $13,453,000 gain on sales of assets and $210,000 income from operations since the measurement date. The net gain of $8,357,000, after related income taxes amounting to $5,306,000, is reported on the Company’s 2001 Consolidated Statement of Income.

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

Note 3 – Inventories

Inventories at December 31 consisted of the following:

(Thousands of dollars)	2003	2002
Logs	$1,741	1,313
Lumber	3,604	4,630
Materials and supplies	433	314

	$5,778	6,257

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 3 – Inventories (cont.)

For both financial and income tax purposes the Company utilizes the lower of cost or market basis for determining inventory carrying values. Lumber inventory amounts at December 31, 2003 and 2002, are stated at lower of cost or net realizable value.

Note 4 – Investment in Del-Tin Fiber

Deltic owns 50 percent of the membership of Del-Tin Fiber, which completed construction and commenced production operations of a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas, during 1998.

On April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic announced that following a review of these strategic alternatives, it was determined that the MDF business did not represent a growth area for the Company and that it intended to exit the MDF business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the equity method investee, as required by APB 18, was based primarily upon the estimated cash flows from a sale of the Company’s interest during 2003 and resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of such investment was written off, to zero, for the Company’s 2002 Consolidated Balance Sheet. The write-off, amounting to $18,723,000, was included in the 2002 fourth quarter operating results of the Company.

Due to the Company’s commitment to fund its share of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company continued to recognize its share of Del-Tin Fiber’s operating losses to the extent of these advances during 2003. For the year, Deltic’s advances to the facility approximated its equity share of losses of the plant and amounted to $4,729,000. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture while continuing to improve operating and financial results of the plant. Due to this decision, Deltic’s evaluation of impairment as of December 31, 2003, was primarily based upon the estimated future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. Considering the Company’s revised intent, the resulting estimated fair value of the Company’s investment exceeded the investment’s carrying value, which was zero as of December 31, 2003. The Company will continue to record its equity share of the operating results of the facility.

In performing the respective impairment evaluations, the Company’s management made a number of estimates and assumptions related to future operating results for Del-Tin Fiber, the sale of its ownership interest, the expected selling price for its investment if sold, and the ability to refinance the joint-venture’s long-term debt. It is reasonably possible that a change in these estimates and assumptions might occur, which could have a material impact on the Company’s future financial statements. The management of Del-Tin Fiber has performed evaluations of possible impairment of the long-lived assets of the plant in accordance with SFAS 121 and/or SFAS 144, as applicable. To-date, these analyses have indicated that no impairment exists at the Del-Tin Fiber level.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 4 – Investment in Del-Tin Fiber (cont.)

Del-Tin Fiber has its own credit facility, totaling $89,000,000 under which each owner has agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom the project financing was obtained. Under this agreement, both owners have contractually agreed to a contingent equity agreement which requires them to fund any deficiency in contributions to either Del-Tin Fiber’s bond sinking fund or debt service reserve up to a cumulative total of $17,500,000 per owner. Del-Tin Fiber’s project financing agreement did not require sinking fund contributions until the first quarter of 2001. Sinking fund deposits were $6,019,000 in 2001, $7,676,000 in 2002, and $8,956,000 in 2003, and are scheduled to be $10,457,000 in 2004 and $55,892,000 in 2005. In addition to the required sinking fund deposits, Del-Tin Fiber has made deposits into debt service reserve funds that may be withdrawn solely to pay debt service to the extent sufficient funds are not available in the facility’s operating accounts. The total amount in these debt service reserve funds, including interest accrued on deposited amounts, at December 31, 2003, was $3,521,000. The final sinking fund deposit would be reduced by the amount in debt service reserve funds and the amount of interest earned on the accumulated balance of sinking fund deposits. To date, the owners have voluntarily funded all required sinking fund deposits, and thus have not reduced their respective contingent equity contribution agreement obligation, in order to obtain annual renewals of the letters of credit supporting bonds issued to finance the majority of the facility’s initial construction cost. In addition, each owner has committed to a production support agreement, under which each owner has agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service until the plant is able to successfully complete a minimum production test. Both owners of Del-Tin Fiber have also pledged their respective membership interest in the joint venture as collateral under the project financing agreement. Both have also agreed to fund any operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements.

These contingent obligations were not reduced as a result of the Company’s write-off of the carrying value of its investment in Del-Tin Fiber as of December 31, 2002. Due to the probable requirement for Deltic to advance to Del-Tin Fiber amounts equal to its half of the facility’s 2003 quarterly sinking fund obligation, based on the plant’s 2003 cash flow projections at December 31, 2002, the Company recorded a current contingent liability, in accordance with SFAS 5, Accounting for Contingencies, to reflect this amount. This liability, in the amount of $4,478,000, was included in Deferred Revenues and Other Accrued Liabilities in the Company’s 2002 Consolidated Balance Sheet and paid during 2003. No additional liability was estimated to be required for such payments after 2003 due to projected improvement in Del-Tin Fiber’s cash flows and to the Company’s intent to have exited the business or to have refinanced the joint-venture’s long-term debt by the end of 2003. No such liability was recorded as of December 31, 2003. The maximum potential amount of future payments that could be required of the Company under current contractual guarantees is limited to the $17,500,000 committed under the contingent equity agreement. However, with the Company currently funding its share of Del-Tin Fiber’s sinking fund contribution on a voluntary basis, potential future payments are estimated at approximately $31,210,000 if the Company is not able to refinance the facility’s long-term debt by its scheduled maturity date. These payments consist of the Company’s share of remaining sinking fund payments currently required of Del-Tin Fiber, including the $17,500,000 contingent equity, but exclude any future operating working capital needs of Del-Tin Fiber for which an amount cannot be reasonably estimated due to recent improvements in the plant’s production ability.

Under the operating agreement, Del-Tin Fiber’s employees operate the plant. Deltic has committed to provide a portion of the plant’s fiber and wood fuel supply at market prices. During 2003, 2002, and 2001, Deltic sold Del-Tin Fiber approximately $4,099,000, $3,018,000, and $1,924,000, respectively, of these lumber manufacturing by-products. As of December 31, 2003 and 2002, the Company had a receivable from Del-Tin Fiber of $78,000 and $85,000, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 4 – Investment in Del-Tin Fiber (cont.)

Del-Tin Fiber’s financial position at year-end 2003 and 2002 and results of operations for years of 2003 and 2002 consisted of the following:

(Thousands of dollars)	2003	2002
Condensed Balance Sheet Information
Current assets	$7,330	5,874
Debt service reserve funds	3,521	3,485
Bond sinking funds	23,059	13,950
Property, plant, and equipment – net	95,325	98,230
Other noncurrent assets	491	736

Total assets	$129,726	122,275

Current liabilities	$3,462	4,407
Long-term debt	89,000	89,000
Other noncurrent liabilities	—	3
Members’ capital/(deficit)	37,264	28,865

Total liabilities, members’ capital/(deficit), and other comprehensive income	$129,726	122,275

Condensed Income Statement Information
Net sales	$48,743	34,133

Costs and expenses
Cost of sales	47,114	42,949
Depreciation	5,260	3,894
General and administrative expenses	2,045	1,630
Other expenses	530	690

Total costs and expenses	54,949	49,163

Operating income/(loss)	(6,206)	(15,030)
Interest income	184	145
Interest and other debt expense	(3,733)	(4,105)

Net income/(loss)	(9,755)	(18,990)
Other comprehensive income/(loss)	—	360

Comprehensive income/(loss)	$(9,755)	(18,630)

At December 31, 2003 and 2002, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $18,632,000 and $14,433,000, respectively. The excess relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, and to interest received by the Company from Del-Tin Fiber prior to plant start-up, which was capitalized by Deltic as a reduction of its investment and was being amortized into income using the straight-line method over a 60-month period. (Del-Tin capitalized the interest paid to the Company into its property, plant, and equipment accounts, and it is being depreciated into the facility’s results of operations.)

Prior to the 2002 write-off of its investment in Del-Tin Fiber, the Company accounted for its investment in Del-Tin Fiber under the equity method. During 2003, the Company expensed amounts related to the funding of operating deficits. Effective December 11, 2003, as a result of the Company’s intent to not sell its investment in Del-Tin Fiber, Deltic resumed accounting for the investment using the equity method.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 4 – Investment in Del-Tin Fiber (cont.)

Accordingly, the investment in Del-Tin Fiber is carried at cost, adjusted for the Company’s proportionate share of undistributed earnings or losses. Cumulative net losses for the facility have amounted to $96,068,000, $48,034,000 net to the Company. As a result, no earnings have been available for distribution to the owners. Contributions to Del-Tin Fiber by the Company as of December 31, 2003, have amounted to $62,437,000.

Note 5 – Timber and Timberlands

Timber and timberlands at December 31 consisted of the following:

(Thousands of dollars)	2003	2002
Purchased stumpage inventory	$8,688	7,488
Timberlands	78,438	76,772
Fee timber	192,007	182,906
Logging facilities	1,773	1,782

	280,906	268,948
Less accumulated cost of fee timber harvested and facilities depreciation	(65,866)	(59,631)

	$215,040	209,317

Cost of fee timber harvested amounted to $6,608,000 in 2003, $8,426,000 in 2002, and $8,697,000 in 2001. Depreciation of logging facilities was $25,000, $30,000, and $37,000 for the years 2003, 2002, and 2001, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at December 31 consisted of the following:

(Thousands of dollars)	Range of Useful Lives	2003	2002
Land	N/A	$125	125
Land improvements	10-20 years	4,006	4,070
Buildings and structures	10-20 years	5,273	4,801
Machinery and equipment	3-15 years	70,520	76,847

		79,924	85,843
Less accumulated depreciation		(43,042)	(46,271)

		$36,882	39,572

Depreciation of property, plant, and equipment charged to operations was $6,712,000, $6,768,000, and $6,257,000 in 2003, 2002, and 2001, respectively.

Gains/(losses) on disposals or retirements of assets, exclusive of disposition of agricultural assets, included in income were a loss of $284,000 in 2003 and gains of $15,000 in 2002 and $57,000 in 2001.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 7 – Credit Facilities

On September 30, 2003, the Company entered into an agreement with SunTrust Bank and other domestic banks which provides an unsecured, committed revolving credit facility totaling $125,000,000, inclusive of a $50,000,000 letter of credit feature. The agreement will expire July 15, 2007, and replaced the Company’s former facility, which totaled $105,000,000, that was scheduled to expire July 15, 2004. As of December 31, 2003 and 2002, $80,000,000 and $59,000,000 was available in excess of all borrowings outstanding under or supported by the respective facilities. Borrowings under the current agreement bear interest at a base rate or an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company’s total debt to EBITDA ratio. Borrowings outstanding at December 31, 2003 and 2002, amounted to $45,000,000 and $46,000,000, respectively. Fees associated with the current revolving credit facility include a commitment fee of .25 to .4 percent per annum on the unused portion of the committed amount. The agreement contains restrictive covenants, including a minimum consolidated net worth of the sum of $155,000,000, plus 50% of cumulative consolidated net income from July 1, 2003, and a maximum leverage ratio of .6 to 1.

The Company may also borrow up to $1,000,000 under a short-term credit facility with BancorpSouth. The agreement expires December 15, 2004, with renewal annually. The amount available to the Company under this facility is reduced by any borrowings by Deltic. As of December 31, 2003 and 2002, Deltic had no borrowings outstanding under this line of credit, resulting in $1,000,000 available to the Company. Borrowings bear interest based upon the New York Prime. Deltic also has an agreement with BancorpSouth which provides a $2,000,000 letter of credit facility. This agreement expires December 15, 2004, with renewal annually. Amounts available to the Company under the facility are reduced by any letters of credit issued on behalf of the Company. Outstanding letters of credit as of December 31, 2003 and 2002, were $344,000 and $786,000, respectively, resulting in $1,656,000 and $1,214,000, respectively, available to Deltic.

In addition, Deltic has an agreement with Regions Bank which provides a $1,000,000 letter of credit facility. The agreement is renewable annually. Amounts available to Deltic under the facility are reduced by any letters of credit issued on behalf of the Company. Outstanding letters of credit totaled $480,000 as of December 31, 2003 and December 31, 2002, leaving $520,000 available to the Company at the end of both years. (For additional information regarding these financial instruments, see Note 12 – Fair Value of Financial Instruments.)

Note 8 – Indebtedness

The Company’s indebtedness at December 31 consisted of the following:

(Thousands of dollars)	2003	2002
Notes payable, 2.7%*, due 2007	$45,000	46,000
Senior notes payable, 6.7%, due 2008	40,000	40,000
Senior notes payable, 6.01%, due 2008-2012	30,000	30,000
Other notes payable, 5%*, due 2004-2006	120	190

	115,120	116,190
Less: Current maturities of long-term debt	(64)	(70)

Long-term debt at December 31	$115,056	116,120

* Weighted average interest rate at December 31, 2003.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 8 – Indebtedness (cont.)

The $45,000,000 of notes payable designated as due in 2007 represents the outstanding balance under the Company’s revolving credit facility agreement with SunTrust Bank and a group of other domestic banks. The agreement will expire on July 15, 2007. The Company incurred costs of $476,000 related to the securing of this facility, which was deferred and is being amortized as additional interest expense over the term of the agreement.

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

The scheduled maturities of long-term debt for the next five years are $64,000 in 2004, $32,000 in 2005, $24,000 in 2006, $45,000,000 in 2007, and $43,333,333 in 2008. (For additional information regarding financial instruments, see Note 7 – Credit Facilities and Note 12 – Fair Value of Financial Instruments.)

Note 9 – Redeemable Preferred Stock

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 10 – Income Taxes

The components of income tax expense/(benefit) related to income/(loss) from continuing operations for the years ended December 31, 2003, 2002, and 2001, consisted of the following:

(Thousands of dollars)	2003	2002	2001
Federal
Current	$4,270	(420)	(901)
Deferred	466	(6,689)	1,788

	4,736	(7,109)	887
State
Current	40	412	301
Deferred	208	(1,025)	(460)

Total	$4,984	(7,722)	728

A reconciliation of the U.S. statutory income tax rate to the Company’s effective rates on income/(loss) from continuing operations before income taxes consisted of the following:

	2003	2002	2001
Statutory income tax rate	35%	(35)%	35%
State income taxes, net of federal income tax benefit	2	(1)	(4)
Other	(1)	—	—

Effective income tax rate	36%	(36)%	31%

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, showing the tax effects of significant temporary differences, consisted of the following:

(Thousands of dollars)	2003	2002
Deferred tax assets
Investment in real estate held for development and sale	$12,665	10,856
State NOL carryforward	5,238	4,839
Postretirement and other employee benefits	3,144	1,844
AMT credit carryforward	384	372
Other deferred tax assets	616	593

Total deferred tax assets	22,047	18,504
Less valuation allowance	(2,911)	(2,142)

Total deferred tax assets – net	19,136	16,362

Deferred tax liabilities
Investment in Del-Tin Fiber	(3,634)	(2,856)
Timber and timberlands	(19,801)	(18,578)
Property, plant, and equipment	(7,328)	(5,998)
Other deferred tax liabilities	(251)	(200)

Total deferred tax liabilities	(31,014)	(27,632)

Net deferred tax assets/(liabilities)	$(11,878)	(11,270)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 10 – Income Taxes (cont.)

Net long-term deferred tax liabilities were $12,559,000 at December 31, 2003, and $11,955,000 at December 31, 2002. In addition, short-term deferred tax assets of $681,000 at December 31, 2003, and $685,000 at December 31, 2002, are included in the Consolidated Balance Sheets in Prepaid Expenses and Other Current Assets for the respective years.

As of December 31, 2003 and 2002, the Company had valuation allowances of $2,911,000 and $2,142,000, respectively, to reduce its deferred tax assets to estimated realizable value. The valuation allowances relate to the deferred tax assets arising from state tax loss carryforwards. The net changes in the valuation allowances during 2003 and 2002 were increases of $769,000 and $1,185,000, respectively, and were principally due to the potential expiration of net operating losses for state tax purposes.

In assessing the realizability of deferred tax assets, Deltic’s management considers whether it is more likely than not that some portion or all of the Company’s total deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of the valuation allowance, at December 31, 2003, as reductions of future taxable income or by utilizing available tax planning strategies. However, the amount of the net deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

At December 31, 2003, the Company had operating loss carryforwards for state tax purposes of approximately $87,299,000. Of this amount, $1,402,000 expires in 2004, $34,162,000 expires in 2005, $21,696,000 expires in 2006, $23,817,000 expires in 2007, and $6,208,000 expires in 2008. An additional $14,000 will expire if not utilized as expected upon the filing of Deltic’s 2003 Arkansas state income tax return. The Company had an expected federal tax refund of $1,556,000 at December 31, 2002, reflected in the 2002 Consolidated Balance Sheets in Other Receivables; no such receivable existed as of December 31, 2003.

The Company was part of the consolidated income tax return of its former parent, Murphy Oil Corporation (“Murphy Oil”), for periods prior to its spin-off on January 1, 1997. Under the terms of a tax sharing agreement between the Company and Murphy Oil which governs tax matters for this period, Murphy Oil personnel handle the administration of any tax disputes. During 2003, Murphy Oil closed the audit of its returns for 1992 -1994 and Deltic paid Murphy Oil $325,000 in additional taxes which resulted in additional deferred tax assets related to its investment in real estate held for development and sale. Therefore, such settlement had no material impact on total income tax expense/(benefit). With this settlement, all tax years under the tax sharing agreement are now closed, and the Company anticipates no further adjustments relating to returns filed during those years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 11 – Stockholders Rights Plan

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

Note 12 – Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2003 and 2002. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except the current portion of noncurrent notes receivable and current maturities of long-term debt, all of which have fair values approximating carrying values.

	2003		2002
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Funds held by trustee	$4,583	4,583	447	447
Notes receivable	$110	143	21	21
Financial liabilities
Long-term debt, including current maturities	$(115,120)	(128,584)	(116,190)	(118,053)
Off-balance sheet exposures
Guarantees	$—	(16,461)	—	(15,538)
Letters of credit	$—	(824)	—	(1,266)

Funds held by trustee — The carrying amount approximates its fair value.

Notes receivable, including current portion, and long-term debt, including current maturities — The fair value is estimated based on current rates at which the Company could borrow funds with similar remaining maturities.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 12 – Fair Value of Financial Instruments (cont.)

Guarantees — The fair value is based on the estimated cost to settle these obligations by discounting the estimated future cash flows based on current rates at which the Company could borrow funds with similar remaining maturities.

Letters of credit — The fair value is based on the estimated cost to settle these obligations.

Note 13 – Concentration of Credit Risks

Financial instruments which potentially subject the Company to credit risk are trade accounts receivable. These receivables normally arise from the sale of wood products and real estate. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company’s customer base. No single customer accounted for a significant amount of the Company’s sales of wood products or real estate in 2003, 2002, or 2001. At December 31, 2003 and 2002, there were no significant accounts receivable from a single customer.

Note 14 – Employee and Retiree Benefit Plans

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. The Company uses a September 30 measurement date for its plans.

	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2003	2002	2003	2002
Change in projected benefit obligation
Benefit obligation at January 1	$15,485	12,077	7,930	6,028
Service cost	771	658	384	292
Interest cost	1,001	883	552	413
Participant contributions	—	—	33	38
Actuarial (gain)/loss	634	2,046	562	1,307
Curtailments[1]	(6)	—	(58)	—
Special termination benefits[2]	916	—	156	—
Benefits paid	(239)	(179)	(217)	(148)

Benefit obligation at December 31	$18,562	15,485	9,342	7,930

Change in plan assets
Fair value of plan assets at January 1	$11,594	12,162	—	—
Actual return on plan assets	1,052	(421)	—	—
Employer contributions	—	—	184	110
Participant contributions	—	—	33	38
Benefits paid	(202)	(147)	(217)	(148)

Fair value of plan assets at December 31[3]	$12,444	11,594	—	—

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 14 – Employee and Retiree Benefit Plans (cont.)

	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2003	2002	2003	2002
Reconciliation of funded status of plans
Funded status of plans	$(6,118)	(3,891)	(9,342)	(7,930)
Unrecognized actuarial (gain)/loss	4,129	3,841	3,275	2,951
Unrecognized net asset from transition to SFAS 87[4]	—	(35)	—	—
Unrecognized prior service cost	360	433	—	—
Contributions	31	5	—	—

Prepaid/(accrued) benefit cost[5]	$(1,598)	353	(6,067)	(4,979)

Assumptions
Weighted average discount rate	6.25%	6.50%	6.25%	6.50%
Rate of compensation increase	4.60%	4.60%	N/A	N/A

[1]	Reflects impact of the severance of one shift at one of the Company’s two sawmills.

[2]	Reflects impact of enhanced retirement benefits granted to certain employees upon retirement.

[3]	Primarily includes listed stocks and bonds, government securities, and U.S. agency bonds.

[4]	Amount was amortized over a period of 15 years.

[5]	Included in the Consolidated Balance Sheets in Deferred Charges and Other Assets/Other Noncurrent Liabilities.

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

(Thousands of dollars)	2003	2002	2001
Retirement plans
Service cost	$771	658	589
Interest cost	1,001	883	776
Expected return on plan assets	(878)	(1,027)	(1,070)
Amortization of prior service cost	53	53	53
Amortization of transitional asset	(35)	(49)	(49)
Recognized actuarial (gain)/loss	165	16	(23)

Net periodic benefit cost	1,077	534	276
Additional expense recognized due to curtailments	21	—	—
Additional expense recognized due to special termination benefits	916	—	—

Net retirement expense	$2,014	534	276

Other postretirement benefits
Service cost	$384	292	263
Interest cost	552	413	397
Recognized actuarial (gain)/loss	180	52	60
Special termination benefits	156	—	—

Other postretirement benefits expense	$1,272	757	720

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 14 – Employee and Retiree Benefit Plans (cont.)

	2003	2002	2001
Assumptions
Weighted average discount rate	6.50%	7.25%	7.50%
Expected long-term rate of return on plan assets	7.50%	8.50%	8.50%
Rate of compensation increase	4.60%	4.60%	4.60%

To develop the expected long-term rate of return on asset assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted, based on the target asset association, to develop the expected long-term rate of return on asset assumption for the portfolio. The returns were adjusted to account for plan expenses. This resulted in the selection of the 7.50% assumption.

Retirement Plans — The accumulated benefit obligations for the Company’s retirement plans were $13,951,000 and $10,681,000 at December 31, 2003, and 2002, respectively. For the Company’s qualified plan, the projected benefit obligation (“PBO”) exceeded the fair value of plan assets by $4,080,000 and $2,909,000 at December 31, 2003 and 2002, respectively; however, the fair value of plan assets exceeded the accumulated benefit obligation (“ABO”) at year-end by $237,000 and $1,525,000, respectively. Therefore, no recognition of a minimum pension liability was required for the qualified plan. The Company does not fund its nonqualified plan; therefore, this plan has no assets. At year-end 2003 and 2002, the PBO for this nonqualified plan was $2,038,000 and $983,000, respectively. The Company recorded an actuarial determined liability, related to this nonqualified plan, in the amount of $1,524,000 at December 31, 2003, and $710,000 at December 31, 2002, which is reflected in the Consolidated Balance Sheets in Other Noncurrent Liabilities. As of December 31, 2003, the ABO for the nonqualified plan exceeded the actuarial liability by $190,000. As a result, the Company has recorded the appropriate additional minimum pension liability for this amount, which is reflected in the 2003 Consolidated Balance Sheet in Other Noncurrent Liabilities.

The weighted average asset allocation for the Company’s qualified retirement plan at December 31, 2003 and 2002, by asset category, consisted of the following:

	Target Allocation	2003	2002
Equity securities	40-65%	51%	41%
Debt securities	40-60%	47%	54%
Cash equivalents	0-15%	2%	5%

		100%	100%

Equity securities generally consist of common stocks. Investment in debt securities are limited to U.S. government securities, high quality corporate bonds, and mortgage-backed securities. Cash equivalents are limited to U.S. government obligations.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 14 – Employee and Retiree Benefit Plans (cont.)

The primary investment goals are: (1) preservation of principle, (2) investment in a balanced portfolio, and (3) growth of assets to exceed inflation. To meet these goals, the Company’s Investment Committee has adopted the above target asset allocation ranges as outlined in the investment policy for the retirement plan. These ranges allow for flexibility to meet investment goals without exposing the plan’s assets to excessive risk.

The current funding status of the qualified retirement plans is not expected to require the Company to make any contribution during 2004; however, Deltic does expect to contribute $123,000 to fund benefits to be paid from its nonqualified retirement plan.

Other Postretirement Benefits — The Company sponsors a plan that provides comprehensive health care benefits (supplementing Medicare benefits for those eligible) and life insurance benefits for retired employees. Costs are accrued for this plan during the service lives of covered employees. Retirees contribute a portion of the self-funded cost of health care benefits; the Company contributes the remainder. The Company pays premiums for life insurance coverage, arranged through an insurance company. The health care plan is funded on a pay-as-you-go basis. The Company retains the right to modify or terminate the benefits and/or cost sharing provisions. Deltic expects to contribute $358,000 to its other postretirement benefit plans in 2004.

In determining the benefit obligation for health care at December 31, 2003, health care inflation cost was assumed to increase at an annual rate of ten percent in 2003, decreasing one percent per year to five percent in 2008 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point increase in the assumed health care cost trend would increase the aggregate service and interest cost components of periodic benefit cost for 2003 by $92,000 and the benefit obligation by $798,000, while a one percentage-point decrease in the assumed rate would decrease the 2003 cost components by $82,000 and the benefit obligation by $734,000.

Thrift Plan — Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s allotment, based on length of participation in the plan. Company contributions to this plan were $311,000 in 2003, $290,000 in 2002, and $275,000 in 2001.

Note 15 – Incentive Plans

Stock Incentive Plan

On April 25, 2002, the Company’s shareholders approved the Deltic Timber Corporation 2002 Stock Incentive Plan (“the 2002 Plan”). The 2002 Plan replaced the 1996 Stock Incentive Plan (“the 1996 Plan”), which was terminated. At December 31, 2003, remaining outstanding options under the 1996 Plan totaled 263,947 shares, of which 208,847 shares were exercisable. No further awards will be made under the 1996 Plan, and the unexercisable outstanding options will be fully vested by the end of the first quarter of 2004. Outstanding options under the 1996 Plan will expire from 2006 to 2011 if not exercised and have an average exercise price of $24.66 based on the fair market value at date of grant.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 15 – Incentive Plans (cont.)

The 2002 Plan permits annual awards of shares of the Company’s common stock to executives, other key employees, and directors. Under the plan, the Executive Compensation Committee (“the Committee”) is authorized to grant: (1) stock options; (2) restricted stock and restricted stock units; (3) performance units; and (4) other stock-based awards, including stock appreciation rights and rights to dividends and dividend equivalents. The number of shares available for issuance under the 2002 Plan is 1,800,000 shares unless adjustment is determined necessary by the Committee as the result of dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At December 31, 2003, 1,510,875 of these 1,800,000 shares were available for award under the 2002 Plan. No participant in the 2002 Plan may receive options and stock appreciation rights in any calendar year that relates to more than 50,000 shares, and the maximum number of shares which may be awarded as restricted stock and restricted stock units or other stock-based awards is 180,000 shares. The Company applies the intrinsic value method of APB 25 to account for stock-based compensation, accruing costs of any stock options and restricted stock over the respective vesting/performance periods. The cost of stock-based compensation is reflected in General and Administrative Expenses on the Consolidated Statements of Income and amounted to $339,000 in 2003, $664,000 in 2002, and $618,000 in 2001. (For additional information regarding the Company’s stock-based compensation, including the effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, see Note 1 – Significant Accounting Policies.)

Stock Options — For each option granted under the 2002 Plan, the Committee fixes the option price at not less than fair market value on the date of the grant and the option term, not to exceed 10 years from date of grant. (Options granted in 2002 were awarded in February 2002 subject to shareholder approval in April. As a result of an increase in the market value of the Company’s common stock from the grant date to the approval date, these options have an intrinsic value of $3.46 per share. The resulting fixed stocked-based compensation cost is being accrued over the vesting period for these options.) Replacement options granted due to the spin-off from Murphy Oil were for ten years from original grant date and nonqualified. New options granted in 1997 and 1998 were for ten years and primarily incentive. Options granted since 1998 have been for ten years and nonqualified. All options have an option price not less than the market value on the grant date, with a range in option prices of $9.90 to $29.295 per share. For options granted in 1997, exclusive of replacement options, half could be exercised or surrendered after two years and the remainder after three years. For options granted from 1998 through 2001, half could be exercised or surrendered after one year and the remainder after three years. During 2002 and 2003, the Company granted options for 162,250 shares and 129,750 shares, respectively. For 122,250 shares and 121,750 shares granted in 2002 and 2003, respectively, half may be exercised or surrendered after one year and the remainder after three years, and the remaining 40,000 shares and 8,000 shares, respectively, awarded to nonemployee directors at an option price of $29.295 in 2002 and $24.31 in 2003, were vested immediately when awarded.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 15 – Incentive Plans (cont.)

Changes in options outstanding, including replacement options, consisted of the following:

	Number of Options	Average Exercise Price
Outstanding at December 31, 2000	281,705	$23.40
Granted	112,700	$23.88
Surrendered/exercised	(1,750)	N/A
Forfeited/expired	(500)	N/A

Outstanding at December 31, 2001	392,155	$23.58
Granted	162,250	$29.295
Surrendered/exercised	(59,350)	N/A
Forfeited/expired	(2,125)	N/A

Outstanding at December 31, 2002	492,930	$25.94
Granted	129,750	$25.02
Surrendered/exercised	(67,608)	N/A
Forfeited/expired	(2,500)	N/A

Outstanding at December 31, 2003	552,572	$26.09

Exercisable at December 31, 2001	212,580	$23.45
Exercisable at December 31, 2002	282,955	$25.36
Exercisable at December 31, 2003	316,972	$26.25

Additional information about stock options outstanding at December 31, 2003, consisted of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Average Life in Years	Average Exercise Price	Number of Options	Average Exercise Price
$22.0625–$24.9700	312,726	7.0	$24.02	159,126	$23.89
$25.2500–$29.2950	239,846	7.2	28.78	157,846	28.63

	552,572	7.0	26.09	316,972	26.25

Restricted Stock and Restricted Stock Units — The Committee may award restricted stock and restricted stock units to selected employees, with conditions to vesting for each grant established by the Committee. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 15 – Incentive Plans (cont.)

Changes in shares of restricted stock outstanding consisted of the following:

	2003	2002	2001
Balance at beginning of year	20,750	34,094	34,094
Granted	—	—	—
Forfeited	—	—	—
Awarded	—	(13,344)	—

Balance at end of year	20,750	20,750	34,094

Unearned compensation was charged for the market value of the granted restricted shares, and it is shown as a reduction of stockholders’ equity in the Consolidated Balance Sheets as Unamortized Restricted Stock Awards, which is being amortized to expense over the respective four-year restricted period.

Performance Units — Performance units granted under the 2002 Plan may be denominated in cash, common shares, other securities, other awards allowed under the 2002 Plan, or other property and shall confer on the holder thereof rights valued as determined by the Committee and payable to, or exercisable by, the holder, in whole or in part, upon achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the 2002 Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance unit granted, and any payment or transfer to be made pursuant to any performance unit shall be determined by the Committee. No performance units have been granted.

Other Stock-based Awards — The Committee may also grant other awards, including but not limited to, stock appreciation rights and rights to dividends and dividend equivalents that are denominated, or payable in, valued in whole or in part by reference to, or otherwise based on or related to shares of the Company’s common stock, including securities convertible in its common stock, as deemed by the Committee to be consistent with the purpose of the 2002 Plan. No such other stock-based awards have been granted.

Incentive Compensation Plan

Cash Awards — The Company has an Incentive Compensation Plan that provides for annual cash awards to officers and key employees based on actual results for a year compared to objectives established by the Executive Compensation Committee, which administers the Plan, at the beginning of that year. Provisions for cash incentive awards of $703,000, $358,000, and $405,000 were recorded in 2003, 2002, and 2001, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 16 – Supplemental Cash Flows Disclosures

Income taxes paid, net of refunds, were $2,538,000 in 2003. During 2002 and 2001, net refunds of $1,096,000 and $4,734,000, respectively, were received. Interest paid was $6,425,000, $4,171,000, and $5,475,000 in 2003, 2002, and 2001, respectively. No interest was capitalized in 2003, 2002, or 2001.

Noncash investing and financing activities excluded from the Consolidated Statements of Cash Flows were a non-cash accrual recorded as of December 31, 2002, for the contingent liability related to the 2003 sinking fund deposits of Del-Tin Fiber that were more likely than not to be required from the Company, in the amount of $4,478,000, and assumptions of owner-financed debt during 2001, in the amount of $176,000. (For additional information regarding the contingent liability, see Note 4 – Investment in Del-Tin Fiber and Note 18 – Commitments and Contingencies.)

(Increases)/decreases in operating working capital other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

(Thousands of dollars)	2003	2002	2001
Trade accounts receivable	$(1,013)	1,090	(499)
Other receivables	1,293	1,367	2,777
Inventories	478	(692)	(438)
Prepaid expenses and other current assets	295	(180)	(672)
Trade accounts payable	(544)	(208)	573
Deferred revenues and other accrued liabilities	433	155	1,125

	$942	1,532	2,866

Note 17 – Earnings per Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

(Thousands of dollars, except per share amounts)	2003	2002	2001
Income/(loss) from continuing operations	$8,703	(13,639)	1,623
Less preferred dividends declared	—	(2,249)	(2,262)

Earnings from continuing operations available to common shareholders	8,703	(15,888)	(639)
Discontinued operations, net	—	—	8,357

Earnings available to common shareholders	$8,703	(15,888)	7,718

Weighted average number of common shares used in basic EPS	11,924	11,919	11,896
Effect of dilutive stock options*	31	—	—

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	11,955	11,919	11,896

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 17 – Earnings per Share (cont.)

(Thousands of dollars, except per share amounts)	2003	2002	2001
Earnings per common share
Basic
Continuing operations	$.73	(1.33)	(.05)
Discontinued operations	—	—	.70

Net income/(loss)	$.73	(1.33)	.65

Assuming dilution
Continuing operations	$.73	(1.33)	(.05)
Discontinued operations	—	—	.70

Net income/(loss)	$.73	(1.33)	.65

*	Additional potential common shares from stock options outstanding for 2002 and 2001, amounting to 39,000 and 33,000, respectively, were excluded from the calculation of diluted earnings per share since they would result in antidilution due to the loss from continuing operations available to common shareholders.

Note 18 – Commitments and Contingencies

Commitments — Commitments for capital expenditures at December 31, 2003, were approximately $590,000 for timber and timberlands; $435,000 for property, plant, and equipment; and $3,730,000 for investment in real estate held for development and sale.

Contingencies — The Company has various contingencies related to its investment in Del-Tin Fiber and has either recorded such contingencies into its financial statements or disclosed the conditions of the contingency as required by SFAS 5, Accounting for Contingencies. (For the details of these contingencies, see Note 4 – Investment in Del-Tin Fiber.) The Company is also involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 19 – Business Segments

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

The Mills segment consists of Deltic’s two sawmills which convert timber, purchased from third parties or the Company’s Woodlands segment, into lumber. These mills produce a variety of products, including dimension lumber, boards, timbers, decking, and secondary manufacturing products, such as finger-jointed studs. These products are sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the South and Midwest and used in residential construction, roof trusses and laminated beams.

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

The accounting policies of the reportable segments are the same as those described in Note 1– Significant Accounting Policies. The Company evaluates the performance of its segments based on operating income before results of Del-Tin Fiber, an equity method investee; interest income and expense; other nonoperating income or expense; and income taxes. Intersegment revenues consist primarily of timber sales from the Woodlands segment to the Mills operations.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 19 – Business Segments (cont.)

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	2003	2002	2001
Net sales
Woodlands	$38,210	36,964	38,309
Mills	79,141	70,386	57,382
Real Estate	33,771	15,343	25,020
Eliminations[1]	(16,207)	(18,181)	(14,700)

	$134,915	104,512	106,011

Income/(loss) from continuing operations before income taxes
Operating income
Woodlands	$24,778	22,449	22,321
Mills	(4,847)	(6,370)	(7,101)
Real Estate	13,103	2,004	7,392
Corporate	(8,412)	(6,792)	(6,372)
Eliminations	18	(594)	(416)

Operating income	24,640	10,697	15,824
Equity in loss of and write-off of investment in Del-Tin Fiber	(4,729)	(28,217)	(9,132)
Interest income	476	284	946
Interest and other debt expense	(6,861)	(4,558)	(5,725)
Other income/(expense)	161	433	438

	$13,687	(21,361)	2,351

Total assets at year-end
Woodlands	$207,899	202,473	208,114
Mills	48,330	50,541	50,099
Real Estate	43,931	46,100	37,925
Corporate[2,3]	14,150	11,432	32,242

	$314,310	310,546	328,380

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$6,996	8,786	9,038
Mills	5,710	5,840	5,441
Real Estate	543	454	365
Corporate	96	144	147

	$13,345	15,224	14,991

Capital expenditures
Woodlands	$12,408	5,175	44,432
Mills	3,405	3,571	5,861
Real Estate	11,198	15,378	13,514
Corporate	211	113	150

	$27,222	24,237	63,957

[1]	Primarily intersegment sales of timber from Woodlands to Mills.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 19 – Business Segments (cont.)

[2]	Includes investment in Del-Tin Fiber, an equity method investee, of zero, zero (after write-off of impaired investment carrying value), and $11,600,000 at December 31, 2003, 2002, and 2001, respectively. (For additional information regarding Del-Tin Fiber, see Note 4 – Investment in Del-Tin Fiber.)

[3]	Includes balance of farmland/timberland sales proceeds held by trustee of $4,583,000 as of December 31, 2003, $447,000 as of December 31, 2002, and $2,236,000 as of December 31, 2001.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

Note 20 – Financial Results by Quarter (Unaudited)

(Thousands of dollars, except per share amounts)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter[1]	Year
Net sales	$32,429	34,960	30,730	36,796	134,915
Gross profit	7,339	8,038	5,280	13,317	33,974
Operating income	5,439	6,114	3,418	9,669	24,640
Net income/(loss)	1,214	2,417	334	4,738	8,703
Earnings per common share
Basic	$.10	.20	.03	.40	.73
Assuming dilution	$.10	.20	.03	.39	.73
Dividends per common share	$.0625	.0625	.0625	.0625	.25
Market price per common share
High	$28.86	28.65	33.70	31.34	33.70
Low	23.35	23.85	27.70	27.96	23.35
Close, at period-end	23.90	28.45	28.92	30.40	30.40

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter[2]	Year
Net sales	$27,095	28,106	25,565	23,746	104,512
Gross profit	6,784	6,142	3,501	1,882	18,309
Operating income	4,737	4,024	1,669	267	10,697
Net income/(loss)	821	(10)	(992)	(13,458)	(13,639)
Earnings per common share
Basic	$.02	(.05)	(.13)	(1.18)	(1.33)
Assuming dilution	.02	(.05)	(.13)	(1.18)	(1.33)
Dividends per common share	$.0625	.0625	.0625	.0625	.25
Market price per common share
High	$30.63	34.95	35.20	29.35	35.20
Low	28.00	29.75	21.98	22.00	21.98
Close, at period-end	30.25	34.48	21.98	26.70	26.70

[1]	Includes the impact of enhanced retirement benefits granted to certain employees upon retirement amounting to $916,000, $575,000 net of related income taxes of $341,000.

[2]	Includes the write-off of the Company’s investment in Del-Tin Fiber of $18,723,000, $11,440,000 net of related deferred income taxes of $7,283,000.

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

The Audit Committee is composed of directors who are not officers or employees of the Company and who have been determined by the Company’s Board of Directors to meet applicable independence standards under the Securities Exchange Act of 1934. The Audit Committee meets periodically with the certified public accountants, the Company’s internal auditor, and representatives of management to review the Company’s internal controls, the quality of its financial reporting, the scope and results of audits, and the independence of the external auditors. The Company’s internal auditor and KPMG LLP have unrestricted access to the Audit Committee, without management’s presence, to discuss audit findings and other financial matters.

/s/ Clefton D. Vaughan

Clefton D. Vaughan

Vice President and Chief Financial Officer

February 6, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Deltic Timber Corporation:

We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deltic Timber Corporation and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP

Shreveport, Louisiana

February 6, 2004

AUDIT COMMITTEE CHAIRMAN’S LETTER

The Shareholders

Deltic Timber Corporation:

The Audit Committee of the Board of Directors (“the Committee”) is responsible for providing independent oversight of the Company’s accounting functions and internal controls. The members of the Committee are elected by the Board of Directors. The Committee consists of five outside directors and operates under a written charter approved by the Board of Directors. (A copy of the Committee’s charter is included as an exhibit to the proxy statement for the Company’s 2004 Annual Meeting of Stockholders.) The Committee met six times during 2003.

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

/s/ John C. Shealy

John C. Shealy

Chairman, Audit Committee

March 3, 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Deltic Timber Corporation (“the Company”) carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934. Such evaluation was under the supervision, and with the participation, of the Company’s senior management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003, in timely alerting them to material information required to be included in any reports that the Company files or submits under the Securities Exchange Act of 1934, as amended. In addition, such controls have been deemed to be effective in ensuring that the required information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The sections entitled “Nominees For Election as Directors”, “Directors Whose Term of Office Continue”, and “Committees of the Board of Directors” appearing in the Registrant’s proxy statement for the annual meeting of shareholders to be held on April 22, 2004, sets forth certain information with respect to the directors of the registrant, including directors who serve on the Company’s Audit Committee and who have been designated an Audit Committee financial expert, and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

The sections entitled “Procedures for Stockholder Nominations and Proposals” and “Corporate Governance” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held April 22, 2004 sets forth certain information respectively in regards to applicable procedures for stockholders to submit director nominations and proposals and the Company’s Code of Business Conduct and Ethics and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 22, 2004, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2003, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 22, 2004, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2003, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 22, 2004, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2003, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting to be held on April 22, 2004, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2003, which will set forth certain information with respect to principal account fees and services and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a.	Financial Statements, Schedules and Exhibits.

1.	Consolidated Financial Statements.

2.	Financial Statement Schedules.

Financial Statements of Del-Tin Fiber L.L.C., an affiliate accounted for by the equity method, which constituted a significant subsidiary for the years ended January 3, 2004 and December 28, 2002.

All other financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.

3	Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Deltic Timber Corporation as of December 17, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

3.2	Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

4	Instruments Defining the Rights of Security Holders.

4.1	Rights Agreement dated as of December 11, 1996, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10	Material contracts.

10.1	Deltic Timber Corporation 2002 Stock Incentive Plan (incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement related to the Annual Meeting of Stockholders on April 25, 2002).

10.2	Distribution Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.4	Credit facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.5	Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.6	Fiber Supply Agreement dated February 21, 1995, with Del-Tin Fiber L.L.C. (incorporated by reference to Exhibit 10.2 to Registrant’s Registration of Securities Report on Form 10).

10.7	Note Purchase Agreement dated December 18, 1998 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Selective Sections of Del-Tin Fiber L.L.C.’s Project Credit Agreement dated November 23, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Revolving Credit Agreement dated June 20, 2001 (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.10	Note Purchase Agreement dated December 20, 2002, (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	First Amended and Restated Revolving Credit Agreement dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

21	Subsidiaries of the Registrant, included elsewhere herein.

23	Independent Auditors’ Consents.

23.1	Independent auditors’ consent related to report on financial statements of Deltic Timber Corporation, included elsewhere herein.

23.2	Independent auditors’ consent related to report on financial statements of Del-Tin Fiber L.L.C., included elsewhere herein.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

99	Form 11-K, Annual Report for the fiscal year ended December 31, 2003, covering Thrift Plan of Deltic Timber Corporation. To be filed as an amendment of this Annual Report on Form 10-K, not later than 180 days after December 31, 2003.

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

b.	Reports on Form 8-K.

Item 5.	Other Events – Press release announcing Deltic’s Board has determined to discontinue efforts to sell investment in Del-Tin Fiber (filing date 12/12/03).

Item 12.	Regulation FD Disclosure. Results of Operations and Financial Condition – Press release announcing Deltic’s financial results for the third quarter of 2003 (filing date 10/29/03).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date:	March 11, 2004

Ray C. Dillon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Robert C. Nolan	/s/ J. Thurston Roach

Robert C. Nolan, Chairman and Director	J. Thurston Roach, Director

/s/ Ray C. Dillon	/s/ O. H. Darling, Jr.

Ray C. Dillon, President and Chief Executive Officer and Director (Principal Executive Officer)	O. H. Darling, Jr., Director

/s/ R. Madison Murphy	/s/ John C. Shealy

R. Madison Murphy, Director	John C. Shealy, Director

/s/ R. Hunter Pierson, Jr.	/s/ Clefton D. Vaughan

R. Hunter Pierson, Jr., Director	Clefton D. Vaughan, Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)

/s/ Christoph Keller, III	/s/ Emily R. Evers

Christoph Keller, III, Director	Emily R. Evers, Controller (Principal Accounting Officer)

/s/ Alex R. Lieblong

Alex R. Lieblong, Director

FINANCIAL STATEMENT SCHEDULE

PURSUANT TO ITEM 14(a)2

DEL-TIN FIBER L.L.C.

Financial Statements

January 3, 2004 and December 28, 2002

(With Independent Auditor’s Report Thereon)

Independent Auditors’ Report

The Board of Managers

Del-Tin Fiber L.L.C.:

We have audited the accompanying balance sheets of Del-Tin Fiber L.L.C. as of January 3, 2004 and December 28, 2002, and the related statements of operations and other comprehensive income/(loss), cash flows, and members’ capital for each of the fiscal years in the three-year period ended January 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del-Tin Fiber L.L.C. as of January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

KPMG LLP

Shreveport, Louisiana

January 29, 2004

DEL-TIN FIBER L.L.C.

Balance Sheets

At year-end 2003 and 2002

	2003	2002
Assets
Current assets
Cash and cash equivalents	$615,634	$13,757
Accounts receivable, Temple-Inland	2,434,371	1,918,590
Other receivables	26,569	37,853
Inventories	3,641,388	3,295,580
Prepaid expenses and other current assets	612,363	608,422

Total current assets	7,330,325	5,874,202
Debt service reserve funds	3,520,663	3,484,835
Bond sinking fund	23,059,443	13,949,997
Property, plant, and equipment - net	95,325,176	98,230,020
Deferred debt costs - net	490,813	736,220

Total assets	$129,726,420	$122,275,274

Liabilities and Members’ Capital
Current liabilities
Bank overdraft	$—	$1,534,997
Accounts payable	1,588,823	1,277,784
Accrued expenses	1,873,372	1,593,672

Total current liabilities	3,462,195	4,406,453
Long-term debt	89,000,000	89,000,000
Other noncurrent liabilities	—	3,431

Total liabilities	92,462,195	93,409,884
Members’ capital	37,264,225	28,865,390

Total liabilities and members’ capital	$129,726,420	$122,275,274

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Statements of Operations and Other Comprehensive Income/(Loss)

For the years 2003, 2002, and 2001

	2003	2002	2001
Net sales	$48,742,748	$34,132,836	$18,136,968

Costs and expenses
Cost of sales	47,113,717	42,949,181	26,339,979
Depreciation	5,260,323	3,893,958	2,409,620
Selling, general, and administrative expenses	2,044,833	1,629,962	1,174,066
Loss on asset dispositions and write-down	529,770	690,041	762,330

Total costs and expenses	54,948,643	49,163,142	30,685,995

Loss from operations	(6,205,895)	(15,030,306)	(12,549,027)
Interest income	184,134	145,797	185,817
Interest and other debt expense	(3,733,029)	(4,105,212)	(5,901,010)

Net loss	(9,754,790)	(18,989,721)	(18,264,220)
Other comprehensive income/(loss)
SFAS 133 transition adjustment	—	—	729,834
Hedge reclassification adjustment	—	362,527	702,927
Loss in hedge fair value	—	(2,586)	(1,792,702)

Total other comprehensive income/(loss)	—	359,941	(359,941)

Total comprehensive income/(loss)	$(9,754,790)	$(18,629,780)	$(18,624,161)

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Statements of Cash Flows

For the years 2003, 2002, 2001

	2003	2002	2001
Cash flows from operating activities
Net loss	$(9,754,790)	$(18,989,721)	$(18,264,220)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	5,260,323	3,893,958	2,409,620
Loss on dispositions of assets	529,770	690,041	369,170
Write down of assets	—	—	393,160
Amortization of debt issuance cost	245,407	245,407	245,406
Changes in current assets and liabilities, other than cash and cash equivalents
(Increase)/decrease in trade accounts receivable	(515,781)	(510,251)	(369,177)
(Increase)/decrease in other receivables	11,284	21,114	751,910
(Increase)/decrease in inventories	(345,808)	130,968	(619,637)
(Increase)/decrease in prepaid expenses and other current assets	(3,941)	(306,765)	(170,541)
Increase/(decrease) in accounts payable	311,039	16,382	(461,842)
Increase/(decrease) in accrued expenses	279,700	(129,604)	(133,564)
Other	(3,431)	(3,083)	(118)

Net cash used in operating activities	(3,986,228)	(14,941,554)	(15,849,833)

Cash flows from investing activities
Capital expenditures requiring cash	(2,885,249)	(1,907,132)	(7,902,812)

Net cash used in investing activities	(2,885,249)	(1,907,132)	(7,902,812)

Cash flows from financing activities
Increase/(decrease) in bank overdraft	(1,534,997)	460,927	95,941
(Increase)/decrease in debt service reserve funds - net	(35,828)	58,574	(120,147)
(Increase)/decrease in bond sinking fund - net	(9,109,446)	(7,877,750)	(6,072,247)
Capital contributions by members	18,153,625	24,198,250	29,401,624

Net cash provided by financing activities	7,473,354	16,840,001	23,305,171

Net increase/(decrease) in cash and cash equivalents	601,877	(8,685)	(447,474)
Cash and cash equivalents at beginning of period	13,757	22,442	469,916

Cash and cash equivalents at the end of period	$615,634	$13,757	$22,442

See accompanying notes to financial statements.

5

DEL-TIN FIBER L.L.C.

Statements of Members’ Capital

For the years 2003, 2002, and 2001

Balance at December 30, 2000	$12,519,457
Net loss	(18,264,220)
Capital contributions	29,401,624

Balance at December 29, 2001	23,656,861
Net loss	(18,989,721)
Capital contributions	24,198,250

Balance at December 28, 2002	28,865,390
Net loss	(9,754,790)
Capital contributions	18,153,625

Balance at January 3, 2004	$37,264,225

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

January 3, 2004

Note 1 – Summary of Significant Accounting Policies

Description of Business

Del-Tin Fiber L.L.C. (“Del-Tin” or the “Company”) is an Arkansas limited liability company organized in February 1995 and is equally owned by Temple-Inland Forest Products Corporation (“Temple-Inland”), a Delaware corporation, and Deltic Timber Corporation (“Deltic”), a Delaware corporation. Del-Tin is to exist until December 31, 2024, unless the Company is earlier dissolved in accordance with either the provisions of the Operating Agreement or the Arkansas Small Business Entity Tax Pass Through Act. The business of the Company is to manufacture, distribute, and sell medium density fiberboard (“MDF”) under the trade name “Solidium”. Within the United States, MDF is sold primarily to manufacturers and distributors of laminated flooring, furniture, cabinets, fixtures, and moulding. Temple-Inland and Deltic share equally in revenue, expenses, and funding requirements of the joint venture.

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

Accounting Period

The Company’s fiscal year is the 52 or 53-week period ending the Saturday closest to December 31. Fiscal years 2003, 2002, and 2001, ended on January 3, 2004, December 28, 2002, and December 29, 2001, respectively. Reference to years in these financial statements relate to fiscal years rather than calendar years.

Cash and Cash Equivalents

The Company considers short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method for all inventories.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

January 3, 2004

Note 1 – Summary of Significant Accounting Policies (continued)

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

Prior to fiscal 2002, long-lived assets were accounted for under Statement of Financial Accounting Standards (“SFAS”) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Effective with fiscal 2002, long-lived assets are accounted for under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. The Company recorded no such impairment in 2003 or 2002. As discussed in Note 3, in 2001, the Company recorded a loss of $393,160 from the write down of certain assets to fair value.

Deferred Debt Costs

Deferred debt costs consists of various costs related to obtaining the Company’s permanent credit facility (“the Credit Facility”), the issuance of the Union County, Arkansas Taxable Industrial Development Bonds (Del-Tin Fiber Project) 1998 Series (the “Taxable Bonds”), and the substitution of the letters of credit supporting the Union County, Arkansas Solid Waste Disposal Revenue Bonds (Del-Tin Fiber Project) 1997 Series A & B (the “Tax Exempt Bonds”). (The Taxable Bonds and the

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

January 3, 2004

Note 1 – Summary of Significant Accounting Policies (continued)

Tax Exempt Bonds are collectively called the “Bonds”.) Such costs are stated on the Balance Sheet at original issuance cost, net of amortization on a straight-line basis over the life of the Credit Facility. (For additional information regarding the Company’s financing arrangements, see Note 4 - Indebtedness and Financing Arrangements.)

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

The Company would discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in cash flows of the hedged item; the derivative expires, is sold or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. The Company discontinued hedge accounting as the derivative contract was allowed to expire. Prior to the expiration date of the contract, on March 1, 2002, Del-Tin carried the derivative at its fair value on the balance sheet and recognized any changes in fair value in other comprehensive income.

During 2002 and 2001, the Company reclassified $362,527 and $702,927, respectively, of cost associated with its hedging instruments into earnings. There were no derivative instruments as of January 3, 2004.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

January 3, 2004

Note 1 – Summary of Significant Accounting Policies (continued)

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

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. This statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, and (3) amends the definition of “an underlying” to conform to FIN 45. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with all provisions applied prospectively. The company has no derivative instruments and is not currently engaged in hedging activities, accordingly, adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify an instrument that is within its scope as a liability. As of January 3, 2004, the Company had no financial instruments within the scope of SFAS 150.

Use of Estimates

Management of the Company has made a number of estimates and assumptions, relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities,

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

January 3, 2004

Note 1 – Summary of Significant Accounting Policies (continued)

to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2003 presentation format.

Note 2 – Inventories

Inventories at year-end consisted of the following:

	2003	2002
Raw materials	$152,950	$130,249
Work in progress / finished goods	1,873,274	1,447,980
Spare parts	1,611,484	1,700,171
Operating materials and supplies	3,680	17,180

	$3,641,388	$3,295,580

Note 3 – Property, Plant, and Equipment

Property, plant, and equipment at year-end consisted of the following:

	2003	2002
Land	$331,789	$331,789
Buildings	7,523,093	7,518,419
Land improvements	2,727,653	2,727,653
Machinery and equipment	103,783,911	101,981,707
Vehicles	32,955	38,777
Construction-in-progress	868,974	1,019,550
Capitalized spare parts	1,215,771	799,845

	116,484,146	114,417,740
Less: accumulated depreciation	(21,158,970)	(16,187,720)

	$95,325,176	$98,230,020

Depreciation expense totaled $5,260,323, $3,893,958, and $2,409,620, 2003, 2002, and 2001, respectively. Machinery and equipment, which are depreciated under the units of production method, continued to be depreciated during the shutdown period discussed in Note 1. This amount was calculated at 25% of straight-line depreciation during the period in which the machinery and equipment was idle. Such depreciation amounted to $653,296.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

January 3, 2004

Note 3 – Property, Plant, and Equipment (continued)

During the construction period of the Company’s primary plant facility, $4,863,715 of applicable interest incurred, net of interest income on invested debt proceeds, was capitalized.

As a result of modification to the plant’s heat energy system, six bag houses, which formerly served to house the filtration system for heated gases, were determined to be no longer necessary and are being accounted for as held for sale. The carrying amount of these assets at this time was $623,160, which was written down to a net realizable value of $230,000. The loss from write down to the fair value of these assets was $393,160 and is included in Loss on asset dispositions and write-down in the 2001 Statements of Operations and Other Comprehensive Income/(Loss).

Note 4 – Indebtedness and Financing Arrangements

Long-term debt at year-end consisted of the following:

	2003	2002
Union County, Arkansas Taxable Industrial Development Revenue Bonds (Del-Tin Fiber Project) 1998 Series, due October 1, 2027	$60,000,000	$60,000,000
Union County, Arkansas Solid Waste Disposal Revenue Bonds (Del-Tin Fiber Project) 1997 Series A, due October 1, 2027	14,500,000	14,500,000
Union County, Arkansas Solid Waste Disposal Revenue Bonds (Del-Tin Fiber Project) 1997 Series B, due October 1, 2027	14,500,000	14,500,000

	$89,000,000	$89,000,000

Sinking fund requirements for the next two years are $10,457,000 in 2004, and $55,892,000 in 2005, net of interest earned. (For additional information regarding financial instruments, see Note 5—Fair Value of Financial Instruments.)

The Credit Facility

In 1998, the Company entered into the Credit Facility with several major banking institutions (the “Lenders”) having a stated maturity of December 17, 2005 (the “Stated Maturity Date”). The

Credit Facility provided a letter of credit commitment of $91,225,000 (the “Letter of Credit Commitment Amount”) which terminated on December 17, 2003 (the “Termination Date”), but

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

January 3, 2004

Note 4 – Indebtedness and Financing Arrangements (continued)

the Termination Date may be annually extended if the Company so requests and all the Lenders agree. An extension was granted until December 15, 2004. In any case, the Termination Date may not be extended beyond the Stated Maturity Date.

The Letter of Credit Commitment — Three letters of credit have been issued pursuant to the Credit Facility in the aggregate stated amount of $89,824,657 as of January 3, 2004. The letters of credit have a stated expiration of December 15, 2004. Under the Credit Facility, the letters of credit may be extended to the extent that the Termination Date of the letter of credit commitment is extended. If the letters of credit expire before the Stated Maturity Date and are not renewed or replaced, the Lenders will make loans to the Company to purchase the Bonds. Any such loans would be finally due and payable at the Stated Maturity Date.

The three letters of credit provide a payment mechanism for the Bonds and security for the Bondholders. Two of the letters of credit were issued to support the Tax Exempt Bonds and the third was issued to provide initial letter of credit support for the Taxable Bonds. On January 3, 2004 the maximum amount available to be drawn was $14,639,041 under each of the two letters of credit supporting the Tax Exempt Bonds and $60,546,575 under the letter of credit supporting the Taxable Bonds. The maximum amount available to be drawn under the letters of credit cover the principal amount of the relevant Bonds, plus an additional amount to cover interest. Security for the Permanent Credit Facility — Substantially all of the Company’s assets are pledged to the Lenders as security for the Credit Facility. The Credit Facility requires the Company to maintain debt service reserve funds in an amount equal to six months’ debt service.

The debt service to be reserved against includes all required payments for principal (other than for working capital loans), sinking fund requirements, interest, and fees under both the Credit Facility and the Bonds. The funds in the debt service reserve bank accounts may be withdrawn solely to pay debt service to the extent sufficient funds are not available in the Company’s operating account. The total amount in the debt service reserve funds as of January 3, 2004, was $3,520,663 and has been classified as noncurrent on the Balance Sheet due to the restriction placed on the funds.

The Credit Facility requires the Company to make quarterly deposits into two sinking funds. Failure to make such deposits is a default under the Credit Facility. These deposits began in the first quarter of 2001. The amount of the required deposits increases over the term of the Credit Facility, from $1,045,750 per quarter in 2001, to $3,115,000 per quarter beginning in 2005. At January 3, 2004, the total amount in the sinking funds was $23,059,443, which is classified as noncurrent on the balance sheet due to the restriction placed on the funds.

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

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

January 3, 2004

Note 4 – Indebtedness and Financing Arrangements (continued)

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

The interest rate swap agreement expired on March 1, 2002. During the contract, changes in the fair value of the interest rate swap were reported in Accumulated other comprehensive income. These amounts were then subsequently reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affected earnings.

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

The Bonds currently bear interest at a variable rate determined weekly by the remarketing agent of the respective Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The maximum interest rate for the Tax Exempt Bonds is 10.0 percent and 9.5 percent for the Taxable Bonds. The interest rate on the Tax Exempt Bonds at

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

January 3, 2004

Note 4 – Indebtedness and Financing Arrangements (continued)

year-end 2003 and 2002 was 1.14 percent and 1.65 percent, respectively. The interest rate on the Taxable Bonds at year-end 2003 and 2002 was 1.18 percent and 1.6 percent, respectively. The Company has the right to convert the interest rate payable on the Bonds to either a flexible daily, term, or fixed rate, as defined in the trust indentures for the respective Bonds.

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

The Company is subject to certain restrictive covenants in connection with the Bonds and its Credit Facility and was in compliance with such covenants as of January 3, 2004.

Note 5 – Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at year-end 2003 and 2002. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$615,634	$615,634	$13,757	$13,757
Trade accounts receivable	2,434,371	2,434,371	1,918,590	1,918,590
Other receivables	26,569	26,569	37,853	37,853
Debt service reserve funds	3,520,663	3,520,663	3,484,835	3,484,835
Bond sinking funds	23,059,443	23,059,443	13,949,997	13,949,997
Financial liabilities
Bank overdraft	—	—	1,534,997	1,534,997
Accounts payable	1,588,823	1,588,823	1,277,784	1,277,784
Accrued expenses	1,873,372	1,873,372	1,593,672	1,593,672
Long-term debt	89,000,000	89,000,000	89,000,000	89,000,000

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

January 3, 2004

Note 5 – Fair Value of Financial Instruments (continued)

The carrying amounts shown in the table are included in the Balance Sheets under the indicated captions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and Cash Equivalents, Trade Accounts Receivable, Other Receivables, Bank Overdraft, Accounts Payable, and Accrued Expenses — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Debt Service Reserve Bond Sinking Funds — The carrying amount approximates fair value since the interest earned on these deposits fluctuates with changes in current market rates.

•	Long-term Debt — The carrying amount approximates fair value since the interest paid fluctuates with changes in current market rates.

Note 6 – Lease Commitments

The Company is obligated under noncancelable operating leases for various equipment.

As of January 03, 2004 future minimum lease commitments under noncancelable operating leases consisted of the following:

2004	$121,694
2005	$118,066
2006	$46,113
2007	$3,207

Rent expense for all operating leases was $246,208 in 2003, $354,497 in 2002, and $286,042 in 2001.

Note 7 – Related-Party Transactions

The Company is assessed a fee for marketing services provided by Temple-Inland. This expense amounted to $1,348,960 in 2003, $951,078 in 2002, and $513,319 in 2001, and is included in Selling, General, and Administrative Expenses in the accompanying Statements of Operations. In addition, Del-Tin reimburses Temple-Inland for advertising arranged on behalf of the Company’s Solidium brand and for a portion of expenses that Temple-Inland incurs for general advertising for MDF. These costs amounted to $50,855 in 2003, $49,960 during 2002 and $37,629 in 2001, and are included in Selling, General, and Administrative Expenses in the accompanying Statements of Operations. The Company is also assessed a fee for computer services by Temple-Inland. This fee amounted to $75,000 in each 2003, 2002 and 2001, and is included in Selling, General, and Administrative expenses in the accompanying Statements of Operations. As of January 3, 2004, the Company’s balance due Temple-Inland totaled $150,000 and is included in accounts payable on the accompanying balance sheet.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

January 3, 2004

Note 7 – Related-Party Transactions (continued)

Under the terms of the MDF Marketing Agreement, the Company’s sales are processed by Temple-Inland. A corresponding receivable is recorded by the Company equal to the outstanding trade receivable balance maintained by Temple-Inland. Funds are transferred to the Company from Temple-Inland based on previous weeks sales. All credit risk relating to the Company’s trade receivables remains with Temple-Inland. As of January 3, 2004, and December 28, 2002, the Company’s balance due from Temple-Inland relating to the trade receivables was $2,434,371 and $1,918,590 respectively.

The Company purchases raw materials from Deltic. Total purchases of bark and chips amounted to $4,071,427 in 2003, $3,144,271 in 2002, and $1,851,733 in 2001. In relation to these purchases, the Company had outstanding balances payable to Deltic of $49,178 at January 3, 2004 and $54,592 at December 28, 2002, which are included in accounts payable on the accompanying balance sheet.

The Company had sales of MDF to Temple-Inland totaling $ 1,134,998 in 2003, $344,752 for 2002, and $155,736 in 2001, which are included in Net Sales in the accompanying Statements of Operations.

Note 8 – Supplemental Cash Flows Disclosures

Interest paid was $2,529,092 in 2003, $2,709,269 in 2002, and $4,195,122 in 2001.

Note 9 – Liquidity

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

Note 10 – Deltic Investment

In January 2003, citing reasons that the MDF business no longer represented a growth area for them and consequently that they intended to exit the business upon the earliest, reasonable opportunity, Deltic evaluated its investment in Del-Tin and determined it to be impaired. As a result, Deltic wrote off its entire investment in Del-Tin, amounting to $18.7 million, based on estimated fair value of the investment. This assessment differed from the Company’s evaluation of the recoverability of the property, plant, and equipment under SFAS 144. Deltic had committed to provide continued support until such time as its ownership was sold.

During 2003, Deltic and Temple-Inland continued to use management resources to improve operating performance at Del-Tin. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding its investment in Del-Tin and discontinued efforts to sell their interest while continuing to focus on improving operating and financial results of Del-Tin.

Schedule I

DEL-TIN FIBER L.L.C.

Schedule 1 — Supplemental Information Concerning Cost of Sales

For the years of 2003, 2002, and 2001

(Unaudited)

	2003	2002	2001
Cost of raw wood	$9,933,524	$7,823,061	$4,639,514
Cost of other raw materials	9,175,790	6,092,358	3,870,090
Change in inventories	(425,294)	514,220	(1,205,750)
Freight	4,334,012	2,825,936	1,419,384
Salaries, labor, and benefits	6,546,949	5,239,758	4,537,894
Utilities	5,429,925	5,008,891	3,896,894
Gas	2,043,867	4,195,727	2,166,525
Fuel	2,123,262	1,221,823	803,385
Maintenance and repairs	3,050,770	4,322,427	2,689,309
Operating materials and supplies	2,157,311	1,985,927	1,192,897
Other	2,743,601	3,719,053	2,329,837

	$47,113,717	$42,949,181	$26,339,979

United — see accompanying independent Auditors’ Report

