Form 10-Q
period 2004-03-31
DELTIC TIMBER CORP
filed 2004-05-06
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of Common Stock, $.01 Par Value, outstanding at March 31, 2004, was 12,094,627.

TABLE OF CONTENTS - FIRST QUARTER 2004 FORM 10-Q REPORT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	March 31, 2004	Dec. 31, 2003
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,476	1,687
Trade accounts receivable - net	5,722	4,350
Allowance for doubtful accounts	(115)	(107)
Other receivables	857	1,041
Inventories	5,288	5,778
Prepaid expenses and other current assets	1,399	1,461

Total current assets	14,627	14,210

Investment in real estate held for development and sale	39,756	40,539
Investments and noncurrent receivables	4,723	6,660
Timber and timberlands - net	216,198	215,040
Property, plant, and equipment - net	35,773	36,882
Deferred charges and other assets	941	979

Total assets	$312,018	314,310

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$64	64
Trade accounts payable	1,865	2,772
Accrued taxes other than income taxes	1,587	1,246
Income taxes payable	408	151
Deferred revenues and other accrued liabilities	3,471	2,843

Total current liabilities	7,395	7,076

Long-term debt	108,040	115,056
Deferred tax liabilities - net	12,786	12,559
Other noncurrent liabilities	9,690	9,385
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	70,344	69,459
Retained earnings	120,413	119,888
Unamortized restricted stock awards	(405)	(14)
Treasury stock	(16,249)	(19,103)
Accumulated other comprehensive income	(124)	(124)

Total stockholders’ equity	174,107	170,234

Total liabilities and stockholders’ equity	$312,018	314,310

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

Three Months Ended March 31,

(Thousands of dollars, except per share amounts)

	2004	2003
Net sales	$27,811	32,429

Costs and expenses
Cost of sales	18,197	21,558
Depreciation, amortization, and cost of fee timber harvested	2,913	3,532
General and administrative expenses	2,809	1,900

Total costs and expenses	23,919	26,990

Operating income	3,892	5,439

Equity in Del-Tin Fiber	(234)	(1,845)
Interest income	58	28
Interest and other debt expense	(1,583)	(1,623)
Other income/(expense)	(4)	45

Income before income taxes	2,129	2,044

Income taxes	(854)	(830)

Net income	$1,275	1,214

Earnings per common share
Basic	$.11	.10
Assuming dilution	$.11	.10

Dividends declared per common share	$.0625	.0625

Average common shares outstanding (thousands)	12,021	11,907

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31,

(Thousands of dollars)

	2004	2003
Operating activities
Net income	$1,275	1,214
Adjustments to reconcile net income to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	2,913	3,532
Deferred income taxes	356	(98)
Real estate costs recovered upon sale	1,338	2,605
Timberland costs recovered upon sale	64	330
Equity in Del-Tin Fiber	234	1,845
Net increase/(decrease) in provisions for pension and other postretirement benefits	664	493
(Increase)/decrease in operating working capital other than cash and cash equivalents	(186)	(1,674)
Other - net	(117)	18

Net cash provided/(required) by operating activities	6,541	8,265

Investing activities
Capital expenditures requiring cash	(3,829)	(12,725)
Net change in purchased stumpage inventory	71	(840)
Advances to Del-Tin Fiber	(115)	(1,845)
(Increase)/decrease in funds held by trustee	1,738	(29)
Other - net	253	279

Net cash provided/(required) by investing activities	(1,882)	(15,160)

Financing activities
Proceeds from borrowings	—	11,324
Repayments of notes payable and long-term debt	(7,016)	(3,224)
Treasury stock purchases	—	(377)
Increase/(decrease) in bank overdraft	—	(304)
Common stock dividends paid	(750)	(744)
Proceeds from stock option exercises	2,896	—

Net cash provided/(required) by financing activities	(4,870)	6,675

Net increase/(decrease) in cash and cash equivalents	(211)	(220)
Cash and cash equivalents at January 1	1,687	1,057

Cash and cash equivalents at March 31	$1,476	837

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31,

(Thousands of dollars)

	2004	2003
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2004 and 2003	128	128

Capital in excess of par value
Balance at beginning of year	69,459	69,075
Exercise of stock options	510	—
Tax benefits on stock options	246	—
Restricted stock awards	129	—

Balance at end of period	70,344	69,075

Retained earnings
Balance at beginning of year	119,888	114,165
Net income	1,275	1,214
Common stock dividends	(750)	(744)

Balance at end of period	120,413	114,635

Unamortized restricted stock awards
Balance at beginning of year	(14)	(133)
Stock awards	(422)	—
Amortization to expense	31	29

Balance at end of period	(405)	(104)

Treasury stock
Balance at beginning of year – 845,600 and 898,175 shares, respectively	(19,103)	(20,273)
Shares purchased – 15,907 shares in 2003	—	(377)
Shares issued for incentive plans – 126,348 shares in 2004	2,854	—

Balance at end of period – 719,252 and 914,082 shares, respectively	(16,249)	(20,650)

Accumulated other comprehensive income	(124)	—

Total stockholders’ equity	$174,107	163,084

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited, except for December 31, 2003)

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

The financial statements in Deltic’s 2003 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior period amounts have been reclassified to conform with 2004 presentation format.

Note 2 – Impact of Recently Effective Accounting Pronouncements

In January 2004, the FASB issued a FASB Staff Position regarding SFAS 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, (“FSP FAS 106-1”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”), which allowed companies to recognize or defer recognizing the effects of the prescription-drug provisions of the new Medicare Act in their 2003 financial statements. Deltic had a September 30, 2003, measurement date for its benefit plans and during the first quarter of 2004 elected to defer recognition of the effects of the Act until the Financial Accounting Standards Board issues final guidance on accounting for the provisions of the Act. Such election did not have a material impact on the Company’s financial statements.

Note 3 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended March 31,
(Thousands, except per share amounts)	2004	2003
Net income	$1,275	1,214

Weighted average number of common shares used in basic EPS	12,021	11,907
Effect of dilutive stock options	52	19

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,073	11,926

Earnings per common share
Basic	$.11	.10
Assuming dilution	$.11	.10

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited, except for December 31, 2003)

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

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars, except per share amounts)	2004	2003
Net income/(loss), as reported	$1,275	1,214
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	163	70
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(280)	(218)

Pro forma net income/(loss)	$1,158	1,066

Basic earnings per share
As reported	$.11	.10
Pro forma	.10	.09

Dilutive earnings per share
As reported	$.11	.10
Pro forma	.10	.09

For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2004 and 2003, respectively: dividend yields of .90 percent and 1.02 percent; expected volatilty of 30.00 percent and 32.69 percent; risk-free interest rates of 4.10 percent and 2.86 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2004 and 2003 was $9.50 and $7.35, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited, except for December 31, 2003)

Note 5 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	Mar. 31, 2004	Dec. 31, 2003
Logs	$1,429	1,741
Lumber	3,482	3,604
Materials and supplies	377	433

	$5,288	5,778

Note 6 – Investment in Del-Tin Fiber

Deltic owns 50 percent of the membership of Del-Tin Fiber, which completed construction and commenced production operations of a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas, during 1998.

On April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic announced that following a review of these strategic alternatives, it was determined that the MDF business did not represent a growth area for the Company and that it intended to exit the MDF business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the equity method investee, as required by APB 18, was based primarily upon the estimated cash flows from a sale of the Company’s interest during 2003 and resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of such investment was written off, to zero, for the Company’s 2002 Consolidated Balance Sheet. The write-off, amounting to $18,723,000, $11,440,000 net of related deferred income taxes of $7,283,000, was included in the 2002 fourth quarter operating results of the Company.

Due to the Company’s commitment to fund its share of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company continued to recognize its share of Del-Tin Fiber’s operating losses to the extent of these advances during 2003. For the year, Deltic’s advances to the facility approximated its equity share of losses of the plant and amounted to $4,729,000. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture while continuing to improve operating and financial results of the plant. Due to this decision, Deltic’s evaluation of impairment as of December 31, 2003, was primarily based upon the estimated future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. Considering the Company’s revised intent, the resulting estimated fair value of the Company’s investment exceeded the investment’s carrying value, which was zero as of December 31, 2003, and the Company resumed recording its equity share of the operating results of Del-Tin Fiber and will record future cash advances, if any, as increases in its investment in the facility.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited, except for December 31, 2003)

Note 6 – Investment in Del-Tin Fiber (cont.)

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

The Company has agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom Del-Tin Fiber has obtained its $89 million credit facility. Under this agreement, Deltic and the other 50 percent owner of the joint venture have agreed to fund any deficiency in contributions to either Del-Tin Fiber’s required sinking fund or debt service reserve, up to a cumulative total of $17.5 million for each owner. In addition, each owner has committed to a production support agreement, under which each owner has agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service until the plant is able to successfully complete a minimum production test. Both owners have also agreed, in a series of one-year term commitments, to fund any operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements. With the Company currently funding its share of Del-Tin Fiber’s sinking fund contribution on a voluntary basis, potential future payments are estimated at approximately $29,956,000 if the Company is not able to refinance the facility’s long-term debt by its scheduled maturity date. These payments consist of the Company’s share of remaining sinking fund payments currently required of Del-Tin Fiber, including the $17,500,000 contingent equity, but exclude any future operating working capital needs of Del-Tin Fiber for which an amount, if any, cannot be reasonably estimated due to recent improvements in the plant’s financial performance.

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the three months ended March 31 consisted of the following:

(Thousands of dollars)	Mar. 31, 2004	Dec. 31, 2003
Condensed Balance Sheet Information
Current assets	$8,075	7,330
Debt service reserve funds	3,529	3,521
Bond sinking funds	25,559	23,059
Property, plant, and equipment - net	93,835	95,325
Other noncurrent assets	430	491

Total assets	$131,428	129,726

Current liabilities	$4,716	3,462
Long-term debt	89,000	89,000
Members’ capital/(deficit)	37,712	37,264

Total liabilities and members’ capital/(deficit)	$131,428	129,726

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited, except for December 31, 2003)

Note 6 – Investment in Del-Tin Fiber (cont.)

	Three Months Ended March 31,
(Thousands of dollars)	2004	2003
Condensed Income Statement Information
Net sales	$14,870	10,255

Costs and expenses
Cost of sales	12,104	10,851
Depreciation	1,536	1,237
General and administrative expenses	618	506

Total costs and expenses	14,258	12,594

Operating income/(loss)	612	(2,339)
Interest income	62	31
Interest and other debt expense	(782)	(832)
Other income/(loss)	(65)	—

Net income/(loss)	$(173)	(3,140)

Note 7 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	Mar. 31, 2004	Dec. 31, 2003
Purchased stumpage inventory	$8,617	8,688
Timberlands	79,827	78,438
Fee timber	193,110	192,007
Logging facilities	1,773	1,773

	283,327	280,906
Less accumulated cost of fee timber harvested and facilities depreciation	(67,129)	(65,866)

	$216,198	215,040

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited, except for December 31, 2003)

Note 8 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	Mar. 31, 2004	Dec. 31, 2003
Land	$125	125
Land improvements	4,006	4,006
Buildings and structures	5,273	5,273
Machinery and equipment	71,000	70,520

	80,404	79,924
Less accumulated depreciation	(44,631)	(43,042)

	$35,773	36,882

Note 9 – Employee and Retiree Benefit Plans

The components of net periodic retirement expense and other postretirement benefits expense for the three months ended March 31 consisted of the following:

	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2004	2003	2004	2003
Service cost	$196	200	100	90
Interest cost	275	259	139	129
Expected return on plan assets	(223)	(224)	—	—
Amortization of prior service cost	12	(9)	—	—
Amortization of net (gain)/loss	44	13	45	42

Net periodic benefit cost	304	282	284	261
Cost of special termination benefits	150	—	—	—

Total expense	$454	282	284	261

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited, except for December 31, 2003)

Note 10 – Supplemental Cash Flow Disclosures

The Company had neither income tax payments or refunds in the 2004 period, while a net income tax refund of $49,000 was received in the 2003 period. Interest paid, net of amounts capitalized, was $363,000 and $305,000 in the first three months of 2004 and 2003, respectively.

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for the three months ended March 31 consisted of the following:

(Thousands of dollars)	2004	2003
Trade accounts receivable	$(1,365)	(1,767)
Other receivables	190	51
Inventories	490	367
Prepaid expenses and other current assets	(65)	157
Trade accounts payable	(908)	(1,433)
Deferred revenues and other accrued liabilities	1,472	951

	$(186)	(1,674)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited, except for December 31, 2003)

Note 11 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2004	2003
Net sales
Woodlands	$8,194	9,095
Mills	20,512	19,269
Real Estate	3,830	7,852
Eliminations*	(4,725)	(3,787)

	$27,811	32,429

Income before income taxes
Operating income
Woodlands	$5,449	5,859
Mills	291	(2,286)
Real Estate	592	3,422
Corporate	(2,570)	(1,635)
Eliminations	130	79

Operating income	3,892	5,439
Equity in Del-Tin Fiber	(234)	(1,845)
Interest income	58	28
Interest and other debt expense	(1,583)	(1,623)
Other income/(expense)	(4)	45

	$2,129	2,044

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,373	1,901
Mills	1,349	1,483
Real Estate	154	128
Corporate	37	20

	$2,913	3,532

Capital expenditures
Woodlands	$2,586	10,782
Mills	164	346
Real Estate	1,011	1,539
Corporate	68	58

	$3,829	12,725

*	Intersegment sales of timber from Woodlands to Mills.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

With the exception of its diversification in real estate development, Deltic is primarily a wood products producer operating in a commodity-based business environment. This environment is affected by a number of factors, including general economic conditions, interest rates, foreign exchange rates, housing starts, residential repair and remodeling activity, commercial construction, industry production and capacity levels, the availability of raw material, and weather conditions. Consumption levels for softwood lumber has continued to remain high. Imports from Canada have been decreasing since the third quarter of 2003 due to significant fires and work stoppages in the Province of British Columbia in the second half of 2003 and to the weakening of the U.S. dollar. These factors have resulted in reduced oversupply, leading to significant improvements in lumber prices that have continued into the first quarter of 2004. Given its relative size and the nature of commodity markets, the Company has little or no control over pricing levels for its wood products. Sales of real estate are affected by general economic conditions and interest rates, specifically as such factors are manifested in the Company’s operating area of central Arkansas. A continued strong housing market, helped by relatively low interest rates and an improving economy, has resulted in continued strong demand in the Company’s residential real estate operations thus far in 2004.

For the first quarter of 2004, the pine sawtimber harvest level decreased four percent compared to last year’s period, from 178,000 tons to 171,000 tons. Sales prices remained relatively stable. The Company’s ability to sell pine sawtimber at acceptable prices in the future will be largely dependent upon the market for manufactured lumber and other wood products. Woodlands segment operating results for the first quarter of 2004 reflect decreased sales of timberland for higher and better use. During the quarter, the Company sold 238 acres of non-strategic timberland at an average price of $994 per acre. Non-strategic timberland is composed primarily of tracts too small to allow efficient timber management, those geographically isolated from other Company fee lands, and acreage otherwise not deemed strategic to Deltic’s operations or growth.

For the Mills segment, the improvement in lumber prices significantly impacted operating strategies and financial results. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future; however, a resolution of the trade dispute with Canada regarding imports of softwood lumber could help to stabilize the markets for the Company’s lumber products. Deltic continued its efforts to improve sales realizations through product and customer mix enhancement as well as production efficiencies and the cost structure at its lumber mills. As a result of the improved market conditions, the Company modified the operating-hours structure at its Ola Mill, in April, to generate increased production volume from this mill. The Company continues to anticipate that a significant percentage of logs supplied to both of its sawmills will come from strategically located Company fee timberlands.

Real Estate residential lot sales activity levels for the Company’s real estate developments are affected by economic conditions that influence the level of housing starts in the central Arkansas region, including general economic conditions and interest rates. Relatively low mortgage interest rates continued into the first quarter of 2004, and demand for residential lots in the Company’s Chenal Valley development remains high. The reduction from 47 lots sold in the first quarter of 2003 to 31 lots in the first quarter of 2004 was due primarily to the timing of lot offerings. Weather-related delays prevented the Company from offering for sale 128 lots that were planned for completion in Chenal Valley during the fourth quarter of 2003. This delay, combined with strong demand, reduced available uncommitted inventory in this development to only 11 lots at the end of 2003. Construction of these planned 2003 lots plus an additional 32 lots, for a total of 160 lots in three neighborhoods, was completed in January and offered for sale on January 29, 2004. As of March 31, the Company had purchase commitments on 123 of these. The Company plans to develop another 249 lots during the remainder of 2004. In Deltic’s other two developments, Red Oak Ridge and Chenal Downs, 88 developed lots were uncommitted as of March 31, 2004. The $73,600 average sales price for residential lots sold in the first quarter of 2004 increased six percent when compared to the same period in 2003. The market value of offerings continue to increase over that of previous offerings consistent with the growth in the central Arkansas real estate market. However, the reported average price for a specific period is largely dependent upon the mix of lot sales closed in that period. Deltic’s lot development plans provide for a mix of lot offerings that represent most real estate market segments for planned communities. Of the 31 and 47 lots sold in the first quarter of 2004 and 2003, respectively, six and three, respectively, were located in the first two neighborhoods adjoining Chenal Country Club’s new 18-hole championship golf course designed by Robert Trent Jones, Jr. Such golf course lots represent the highest market segment in the development.

Commercial real estate sales activity is by nature less predictable than residential activity. With the number of residents in Chenal Valley, and other west Little Rock areas, growing steadily and with momentum created from previous sales of commercial acreage in the development, interest in remaining commercial offerings is increasing. While such commercial sales only totaled two acres in the first quarter of 2004 versus 29 acres to Wal-Mart Stores, Inc. in the first quarter of 2003, on April 6, RED Development LLC announced plans for “The Promenade at Chenal”, a 48-acre, open-air, lifestyle shopping center with Dillard’s as the anchor tenant. The terms of the contract schedule the closing of the sale of this commercial acreage before the end of 2004. As of March 31, 2004, about 473, or 67 percent, of the 710 acres of property currently zoned as commercial in Chenal Valley is available for sale in future periods. No commercial acreage is included in the Chenal Downs development. Red Oak Ridge is planned to include approximately 80 acres of commercial property, which will be offered for sale as this development’s population density increases.

Operating results for Del-Tin Fiber are affected primarily by the overall MDF market and the plant’s operating performance, and both improved dramatically during the first quarter of 2004. The western composite MDF price reported in Random Lengths rose from $337 per thousand square feet (“MSF”) for December 2003 to $376 per MSF for March 2004 as consumption of MDF continues to grow and the weakening U.S. dollar has reduced imports. Operationally, Del-Tin Fiber has improved its plant uptime to 91.5 percent. Production of premium-grade board improved to a level of just under 96 percent. Wood usage per MSF produced, the largest single component of Del-Tin’s manufacturing cost, has been reduced. As a result, daily production volume rose some 13 percent in the first quarter of 2004 when compared to the average for the year of 2003. Future efforts are being concentrated on making additional reductions in the plant’s manufacturing cost per MSF by improving the raw material mix for the operations.

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended March 31, 2004 and 2003. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Quarter Ended March 31,
(Millions of dollars, except per share amounts)	2004	2003
Net sales
Woodlands	$8.2	9.1
Mills	20.5	19.3
Real Estate	3.8	7.8
Eliminations	(4.7)	(3.8)

Net sales	$27.8	32.4

	Quarter Ended March 31,
(Millions of dollars, except per share amounts)	2004	2003
Operating income/(loss) and net income/(loss)
Woodlands	$5.5	5.8
Mills	.3	(2.3)
Real Estate	.6	3.4
Corporate	(2.6)	(1.6)
Eliminations	.1	.1

Operating income	3.9	5.4
Equity in Del-Tin Fiber	(.2)	(1.8)
Interest income	.1	—
Interest and other debt expense	(1.6)	(1.6)
Other income/(expense)	—	—
Income taxes	(.9)	(.8)

Net income	$1.3	1.2

Earnings per common share
Basic	$.11	.10
Assuming dilution	$.11	.10

Consolidated

The $.1 million increase in net income was the result of improved operating results for the Mills segment and Del-Tin Fiber, partially offset by reduced operating results for the Company’s Woodlands and Real Estate operating segments and increased Corporate expenses.

Operating income decreased $1.5 million. The Woodlands segment decreased $.3 million due primarily to the decrease in sales of timberland for higher and better use and non-strategic timberland, the planned reduction in pine sawtimber harvest level, and a slightly lower average pine sawtimber price. Deltic’s Mills segment operations improved $2.6 million due primarily to a $46 per thousand board feet (“MBF”) increase in the average lumber sales price. Real Estate operating income decreased $2.8 million, primarily the result of decreased sales of commercial acreage.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended March 31,
	2004	2003
Net sales (millions of dollars)
Pine sawtimber	$6.5	7.0
Pine pulpwood	.4	.4
Hardwood sawtimber	.1	—
Hardwood pulpwood	.1	—

Sales volume (thousands of tons)
Pine sawtimber	170.8	178.0
Pine pulpwood	67.5	61.3
Hardwood sawtimber	2.0	.2
Hardwood pulpwood	22.9	13.2

	Quarter Ended March 31,
	2004	2003
Sales price (per ton)
Pine sawtimber	$38	39
Pine pulpwood	6	7
Hardwood sawtimber	31	26
Hardwood pulpwood	6	4

Timberland
Net sales (millions of dollars)	$.2	1.3
Sales volume (acres)	238	1,186
Sales price (per acre)	$994	1,144

Net sales decreased $.9 million. Sales of pine sawtimber decreased $.5 million, or seven percent, due to lower sales volume and average sales price. The pine sawtimber harvest volume level decreased four percent in accordance with the Company’s planned reduction in harvest. Sales of timberland decreased $1.1 million due to selling fewer acres at a lower average price. Operating income decreased $.3 million as a result of the decrease in net sales, partially offset by $.3 million less cost of timberland sold due to reduced acreage sold and to a $.5 million reduction in the cost of fee timber harvested due mainly to the mix of harvest volume by company.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended March 31,
	2004	2003
Net sales (millions of dollars)
Lumber	$17.7	16.4
Residual by-products	2.4	2.6

Lumber
Finished production (MMBF)	51.8	55.9
Sales volume (MMBF)	52.4	56.3
Sales price (per MBF)	337	291

Net sales increased $1.2 million, or six percent, due to higher sales prices, partially offset by reduced sales volume. Average sales price rose $46 per MBF as a result of the improved lumber market, while sales volume decreased seven percent due to a reduction in mill operating hours and shortages in truck and railcar transportation availability. The improvement in operating results was due primarily to the same factors impacting net sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended March 31,
	2004	2003
Net sales (millions of dollars)
Residential lots	$2.3	3.3
Commercial sites	.3	3.6
Chenal Country Club	1.0	.9

Sales volume
Residential lots	31	47
Commercial acres	2	29

Average sales price (thousands of dollars)
Residential lots	$74	69
Commercial acres	152	124

Net sales decreased $4 million or 51 percent. The number of residential lots sold decreased 16 lots due primarily to the delay in lot development from the fourth quarter of 2003 to the end of January 2004, with a seven percent increase in average sales price per lot due to sales mix. Commercial sales decreased by 27 acres; however, the average price per acre increased 23 percent. The decrease in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $1 million was due primarily to special termination benefits awarded to certain employees upon retirement, increased professional fees, and increased incentive plan expenses due to additional income tax liability related to restricted stock shares awarded in 2000 and issued in 2004.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands segment to the Mills segment increased $.9 million, to $4.7 million. The increase was due primarily to increased volume as the Company’s sawmills increased the percentage of log receipts coming into their log yards from Company fee timberlands.

Equity in Del-Tin Fiber

For the first quarter of 2004, equity loss in Del-Tin Fiber decreased $1.6 million. With its decision to cease efforts to sell its ownership in Del-Tin Fiber, Deltic resumed recording equity equal to its share of the financial results of the facility for the 2004 period. In the 2003 period, the equity loss was equal to cash operating advances to the plant during the quarter as the decision at that time was to exit the MDF business at the first reasonable opportunity.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended March 31,
	2004	2003
Net sales (millions of dollars)	$14.9	10.3
Finished production (MMSF)	37.9	32.2
Board sales (MMSF)	40.2	32.5
Sales price (per MSF)	$370	316

Average sales price increased $54 per MSF due to improvements in the MDF market and to a change in product mix to include a greater percentage of thin board and an increase in premium grade production. Manufacturing cost per MSF sold was down nine percent due primarily to the lowering of certain variable costs of manufacturing and the spreading of the plant’s fixed costs to the increased production volume.

Income Taxes

The effective income tax rate was 40 percent and 41 percent in the 2004 and 2003 periods, respectively.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $6.5 million for the first quarter of 2004 compared to $8.3 million for the same period in 2003. Changes in operating working capital, other than cash and cash equivalents, required cash of $.2 million in the 2004 period and $1.7 million in 2003. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income/(loss) and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $3.8 million in the current-year period and $12.7 million a year ago. Capital expenditures by segment consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2004	2003
Woodlands*	$2,586	10,782
Mills	164	346
Real Estate	1,011	1,539
Corporate	68	58

Capital expenditures requiring cash	$3,829	12,725

*	2003 amount includes $10.2 million for the acquisition of 6,683 acres of timberland, of which one acquisition amounted to $9.3 million for 4,979 acres in Calhoun County, Arkansas.

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations provided cash of $.1 million in 2004, but required cash of $1 million in 2003. The Company made advances to Del-Tin Fiber of $.1 million during the current period, which decreased from $1.8 million during the corresponding period of 2003 due to the improved operating results at the facility. During 2004,

$1.7 million of proceeds from sales of timberland during the fourth quarter of 2003 that were held by a trustee were used to acquire timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges. During 2004, Deltic made repayments of previous borrowings under its revolving credit facility of $7 million. In 2003, Deltic borrowed $11.3 million and made repayments of debt of $3.2 million. During 2003, purchases of treasury stock utilized $.4 million and the decrease in bank overdraft was $.3 million. Deltic paid dividends on common stock of $.7 million in both periods. In 2004, proceeds from stock option exercises amounted to $2.9 million.

Financial Condition

Working capital totaled $7.2 million at March 31, 2004, and $7.1 million at December 31, 2003. Deltic’s working capital ratio at March 31, 2004, was 1.98 to 1, compared to 2.01 to 1 at the end of 2003. Cash and cash equivalents at the end of the first quarter of 2004 were $1.5 million compared to $1.7 million at the end of 2003. During the first quarter of 2004, total indebtedness of the Company decreased $7 million to $108.1 million. Deltic’s long-term debt to stockholders’ equity ratio was .621 to 1 at March 31, 2004, compared to .675 to 1 at year-end 2003.

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

To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured, committed revolving credit facility totaling $125 million, inclusive of a $50 million letter of credit feature. The agreement will expire on July 15, 2007. As of March 31, 2004, $87 million was available in excess of all borrowings outstanding under or supported by the facility. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. As of March 31, 2004, the Company had expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share; no shares have been purchased in 2004. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

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

(Millions of dollars)	Total	During 2004	2005 to 2006	2007 to 2008	After 2008
Contractual cash payment obligations
Real estate development infrastructure	$1.7	.5	1.2	—	—
Long-term debt	108.1	.1	—	78.0	30.0

	$109.8	.6	1.2	78.0	30.0

Other commercial commitment expirations
Del-Tin Fiber contingent equity contribution agreement	$17.5	—	17.5	—	—
Del-Tin Fiber production support agreement	12.5	—	12.5	—	—
Timber cutting agreements	.1	—	.1	—	—
Letters of credit	1.0	.4	.5	.1	—

	$31.1	.4	30.6	.1	—

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2003 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q. There have been no changes in these identified critical policies, nor have there been any initially adopted accounting policies having a material impact on reported financial results.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 2 to the consolidated financial statements.)

Outlook

Pine sawtimber harvest levels are expected to be 150,000 to 160,000 tons in the second quarter of 2004 and 550,000 to 575,000 tons for the year. The Company’s program to consider sales of timberland identified to be non-strategic or have a higher and better use will continue, with sales for the year anticipated to be 3,500 to 4,500 acres. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 55 to 60 million board feet for the second quarter and 230 to 240 million board feet for the year. Residential lot sales are projected to be 50 to 60 lots and 220 to 240 lots for the second quarter and the year, respectively. The Company had 134 lots under contract as of March 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk”, in Item 7A of Part II of its 2003 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

Item 4. Controls and Procedures

Deltic Timber Corporation (“the Company”) carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934. Such evaluation was under the supervision, and with the participation, of the Company’s senior management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004, in timely alerting them to material information required to be included in any reports that the Company files or submits under the Securities Exchange Act of 1934, as amended. In addition, such controls have been deemed to be effective in ensuring that the required information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Item 12.	Regulation FD Disclosure – Press release announcing Deltic’s financial results for the fourth quarter and year of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon Ray C. Dillon, President (Principal Executive Officer)	Date: May 5, 2004

	/s/ Clefton D. Vaughan Clefton D. Vaughan, Vice President, Finance and Administration (Principal Financial Officer)	Date: May 5, 2004

	/s/ Emily R. Evers Emily R. Evers, Controller (Principal Accounting Officer)	Date: May 5, 2004