Form 10-Q
period 2004-06-30
DELTIC TIMBER CORP
filed 2004-07-29
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares of Common Stock, $.01 Par Value, outstanding at June 30, 2004, was 12,133,582.

TABLE OF CONTENTS - SECOND QUARTER 2004 FORM 10-Q REPORT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	June 30, 2004	Dec. 31, 2003
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,899	1,687
Trade accounts receivable	5,624	4,350
Allowance for doubtful accounts	(126)	(107)
Other receivables	883	1,041
Inventories	4,311	5,778
Prepaid expenses and other current assets	1,619	1,461

Total current assets	14,210	14,210

Investment in real estate held for development and sale	38,915	40,539
Investment in Del-Tin Fiber	541	—
Investments and noncurrent receivables	2,042	6,660
Timber and timberlands - net	217,947	215,040
Property, plant, and equipment - net	35,588	36,882
Deferred charges and other assets	933	979

Total assets	$310,176	314,310

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$64	64
Trade accounts payable	1,895	2,772
Accrued taxes other than income taxes	1,846	1,246
Income taxes payable	1,075	151
Deferred revenues and other accrued liabilities	3,230	2,843

Total current liabilities	8,110	7,076

Long-term debt	102,024	115,056
Deferred tax liabilities - net	12,922	12,559
Other noncurrent liabilities	10,438	9,385
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	70,794	69,459
Retained earnings	122,405	119,888
Unamortized restricted stock awards	(1,059)	(14)
Treasury stock	(15,462)	(19,103)
Accumulated other comprehensive income	(124)	(124)

Total stockholders’ equity	176,682	170,234

Total liabilities and stockholders’ equity	$310,176	314,310

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$33,997	34,960	61,808	67,389

Costs and expenses
Cost of sales	22,565	23,455	40,762	45,013
Depreciation, amortization, and cost of fee timber harvested	2,690	3,467	5,603	6,999
General and administrative expenses	2,961	1,924	5,770	3,824

Total costs and expenses	28,216	28,846	52,135	55,836

Operating income	5,781	6,114	9,673	11,553

Equity in Del-Tin Fiber	260	(547)	26	(2,392)
Interest income	60	16	118	44
Interest and other debt expense	(1,517)	(1,923)	(3,100)	(3,546)
Other income/(expense)	(1)	56	(5)	101

Income/(loss) before income taxes	4,583	3,716	6,712	5,760

Income taxes	(1,833)	(1,299)	(2,687)	(2,129)

Net income/(loss)	$2,750	2,417	4,025	3,631

Earnings per common share
Basic	$.23	.20	.33	.31
Assuming dilution	$.23	.20	.33	.30

Dividends declared per common share	$.0625	.0625	.1250	.1250

Average common shares outstanding (thousands)	12,120	11,900	12,071	11,903

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30,

(Thousands of dollars)

	2004	2003
Operating activities
Net income	$4,025	3,631
Adjustments to reconcile net income to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	5,603	6,999
Deferred income taxes	265	(982)
Real estate costs recovered upon sale	3,799	4,804
Timberland costs recovered upon sale	192	600
Equity in Del-Tin Fiber	(26)	2,392
Net increase/(decrease) in provisions for pension and other postretirement benefits	1,415	1,037
(Increase)/decrease in operating working capital other than cash and cash equivalents	1,636	731
Other – net	20	287

Net cash provided/(required) by operating activities	16,929	19,499

Investing activities
Capital expenditures requiring cash	(10,419)	(16,186)
Net change in purchased stumpage inventory	167	(1,787)
Advances to Del-Tin Fiber	(516)	(4,561)
(Increase)/decrease in funds held by trustee	4,396	372
Other – net	901	645

Net cash provided/(required) by investing activities	(5,471)	(21,517)

Financing activities
Proceeds from borrowings	—	11,539
Repayments of notes payable and long-term debt	(13,032)	(6,362)
Treasury stock purchases	—	(377)
Increase/(decrease) in bank overdraft	—	(913)
Common stock dividends paid	(1,508)	(1,488)
Proceeds from stock option exercises	3,294	—

Net cash provided/(required) by financing activities	(11,246)	2,399

Net increase/(decrease) in cash and cash equivalents	212	381
Cash and cash equivalents at January 1	1,687	1,057

Cash and cash equivalents at June 30	$1,899	1,438

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30,

(Thousands of dollars)

	2004	2003
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of period in 2004 and 2003	128	128

Capital in excess of par value
Balance at beginning of year	69,459	69,075
Exercise of stock options	629	—
Tax benefits on stock options	292	—
Restricted stock awards	414	—

Balance at end of period	70,794	69,075

Retained earnings
Balance at beginning of year	119,888	114,165
Net income	4,025	3,631
Common stock dividends declared	(1,508)	(1,487)

Balance at end of period	122,405	116,309

Unamortized restricted stock awards
Balance at beginning of year	(14)	(133)
Stock awards	(1,182)	—
Amortization to expense	137	71

Balance at end of period	(1,059)	(62)

Treasury stock
Balance at beginning of year - 845,600 and 898,175 shares, respectively	(19,103)	(20,273)
Shares purchased - 7,052 and 15,907, respectively	(254)	(377)
Shares issued for incentive plans - 172,355 shares in 2004	3,895	—

Balance at end of period - 680,297 and 914,082 shares, respectively	(15,462)	(20,650)

Accumulated other comprehensive income	(124)	—

Total stockholders’ equity	$176,682	164,800

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004

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

The financial statements in Deltic’s 2003 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior period amounts have been reclassified to conform with the 2004 presentation format.

Note 2 – Impact of Recently Effective Accounting Pronouncements

In January 2004, the FASB issued a FASB Staff Position regarding SFAS 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, (“FSP FAS 106-1”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”), which allowed companies to recognize or defer recognizing the effects of the prescription-drug provisions of the new Medicare Act in their 2003 financial statements. Deltic had a September 30, 2003, measurement date for its benefit plans and during the first quarter of 2004 elected to defer recognition of the effects of the Act until the Financial Accounting Standards Board issued final guidance on accounting for the provisions of the Act. Such election did not have a material impact on the Company’s financial statements.

In May 2004, the FASB issued FSP FAS 106-2 which bears the same title as FSB FAS 106-1 and supersedes the previous guidance therein. FSB FAS 106-2 provides guidance on accounting for postretirement health care plans with prescription drug benefits that have been determined to be at least actuarially equivalent to those provided within the Act and thus qualify plans for future federal subsidies. Deltic is currently in the process of determining if the prescription drug benefits under its plan are actuarially equivalent to those provided within the Act. Accordingly, no adjustments resulting from the Act have been included in the amount of postretirement benefit expense or the corresponding benefit obligation liability as of June 30, 2004, and the periods then ended. The resulting effects of the Act are not expected to have a material impact on the Company’s financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited, except for December 31, 2003)

Note 3 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(Thousands, except per share amounts)	2004		2003	2004	2003
Net income		$2,750	2,417	4,025	3,631

Weighted average number of common shares used in basic EPS		12,120	11,900	12,071	11,903
Effect of dilutive stock options		64	22	69	21

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution		12,184	11,922	12,140	11,924

Earnings per common share
Basic		$.23	.20	.33	.31
Assuming dilution	.$	.23	.20	.33	.30

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited, except for December 31, 2003)

Note 4 – Stock-Based Compensation

Deltic has a stock-based compensation plan for which the Company applies the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is accrued for the intrinsic value, if any, of stock options or time-based restricted stock granted over the applicable vesting periods using the straight-line method. Grants of restricted stock subject to predefined performance criteria are accounted for in accordance with variable-plan accounting. Options granted by the Company have an exercise price equal to the market value of the underlying common stock on the date of grant.

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$2,750	2,417	4,025	3,631
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	95	75	258	145
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(172)	(180)	(452)	(398)

Pro forma net income	$2,673	2,312	3,831	3,378

Basic earnings per share
As reported	$.23	.20	.33	.31
Pro forma	$.22	.19	.32	.28

Dilutive earnings per share
As reported	$.23	.20	.33	.30
Pro forma	$.22	.19	.32	.28

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited, except for December 31, 2003)

Note 5 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2004	Dec. 31, 2003
Logs	$584	1,741
Lumber	3,415	3,604
Materials and supplies	312	433

	$4,311	5,778

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

June 30, 2004

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

The Company has agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom Del-Tin Fiber has obtained its $89,000,000 credit facility. Under this agreement, Deltic and the other 50 percent owner of the joint venture have agreed to fund any deficiency in contributions to either Del-Tin Fiber’s required sinking fund or debt service reserve, up to a cumulative total of $17,500,000 for each owner. In addition, each owner has committed to a production support agreement, under which each owner has agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service until the plant is able to successfully complete a minimum production test. Both owners have also agreed, in a series of one-year term commitments, to fund any operating working capital needs until the facility is able to consistently generate sufficient funds to meet its cash requirements. With the Company currently funding its share of Del-Tin Fiber’s sinking fund contribution on a voluntary basis, potential future payments are estimated at approximately $28,697,000 if the Company is not able to refinance the facility’s long-term debt by its scheduled maturity date. These payments consist of the Company’s share of remaining sinking fund payments currently required of Del-Tin Fiber, including the $17,500,000 contingent equity, but exclude any future operating working capital needs of Del-Tin Fiber for which an amount, if any, cannot be reasonably estimated due to recent improvements in the plant’s financial performance.

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the periods ended June 30 consisted of the following:

(Thousands of dollars)	June 30, 2004	Dec. 31, 2003
Condensed Balance Sheet Information
Current assets	$6,990	7,330
Debt service reserve funds	3,537	3,521
Bond sinking funds	28,069	23,059
Property, plant, and equipment - net	93,907	95,325
Other noncurrent assets	368	491

Total assets	$132,871	129,726

Current liabilities	$5,229	3,462
Long-term debt	89,000	89,000
Members’ capital/(deficit)	38,642	37,264

Total liabilities and members’ capital/(deficit)	$132,871	129,726

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited, except for December 31, 2003)

Note 6 – Investment in Del-Tin Fiber (cont.)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2004	2003	2004	2003
Condensed Income Statement Information
Net sales	$15,746	12,153	30,616	22,408

Costs and expenses
Cost of sales	12,293	10,978	24,397	21,829
Depreciation	1,554	1,378	3,090	2,615
General and administrative expenses	638	528	1,256	1,034

Total costs and expenses	14,485	12,884	28,743	25,478

Operating income/(loss)	1,261	(731)	1,873	(3,070)
Interest income	72	40	134	71
Interest and other debt expense	(783)	(820)	(1,565)	(1,652)
Other income/(loss)	(31)	—	(96)	—

Net income/(loss)	$519	(1,511)	346	(4,651)

Note 7 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2004	Dec. 31, 2003
Purchased stumpage inventory	$8,520	8,688
Timberlands	79,645	78,438
Fee timber	195,979	192,007
Logging facilities	1,773	1,773

	285,917	280,906
Less accumulated costs of fee timber harvested and facilities depreciation	(67,970)	(65,866)

	$217,947	215,040

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited, except for December 31, 2003)

Note 8 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2004	Dec. 31, 2003
Land	$125	125
Land improvements	4,554	4,006
Buildings and structures	5,329	5,273
Machinery and equipment	71,719	70,520

	81,727	79,924
Less accumulated depreciation	(46,139)	(43,042)

	$35,588	36,882

Note 9 – Employee and Retiree Benefit Plans

The components of net periodic retirement expense and other postretirement benefits expense for the periods ended June 30 consisted of the following:

	Three Months Ended June 30,
	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2004	2003	2004	2003
Service cost	$207	200	98	90
Interest cost	291	259	136	129
Expected return on plan assets	(234)	(224)	—	—
Amortization of transition amount	—	(9)	—	—
Amortization of prior service cost	13	13	—	—
Amortization of net (gain)/loss	47	43	44	42

Net periodic benefit cost	324	282	278	261
Cost of special termination benefits	325	—	—	—

Total expense	$649	282	278	261

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited, except for December 31, 2003)

Note 9 – Employee and Retiree Benefit Plans (cont.)

	Six Months Ended June 30,
	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2004	2003	2004	2003
Service cost	$403	400	198	180
Interest cost	567	518	275	258
Expected return on plan assets	(458)	(447)	—	—
Amortization of transition amount	—	(18)	—	—
Amortization of prior service cost	25	25	—	—
Amortization of net (gain)/loss	91	86	89	84

Net periodic benefit cost	628	564	562	522
Cost of special termination benefits	475	—	—	—

Total expense	$1,103	564	562	522

Note 10 – Supplemental Cash Flow Disclosures

Income taxes paid, net of refunds, were $1,207,000 and $1,329,000 in the 2004 and 2003 periods, respectively. Interest paid, net of amounts capitalized, was $2,979,000 and $3,414,000 in the first six months of 2004 and 2003, respectively.

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for the six months ended June 30 consisted of the following:

(Thousands of dollars)	2004	2003
Trade accounts receivable	$(1,255)	(1,611)
Other receivables	165	(43)
Inventories	1,468	1,140
Prepaid expenses and other current assets	(61)	60
Trade accounts payable	(877)	(799)
Deferred revenues and other accrued liabilities	2,196	1,984

	$1,636	731

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited, except for December 31, 2003)

Note 11 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2004	2003	2004	2003
Net sales
Woodlands	$7,230	7,362	15,424	16,457
Mills	25,610	20,475	46,122	39,744
Real Estate	5,161	9,629	8,991	17,481
Eliminations*	(4,004)	(2,506)	(8,729)	(6,293)

	$33,997	34,960	61,808	67,389

Income/(loss) before income taxes
Operating income
Woodlands	$4,481	4,189	9,930	10,048
Mills	2,855	(1,627)	3,146	(3,913)
Real Estate	663	5,041	1,255	8,463
Corporate	(2,720)	(1,710)	(5,290)	(3,345)
Eliminations	502	221	632	300

Operating income	5,781	6,114	9,673	11,553
Equity in Del-Tin Fiber	260	(547)	26	(2,392)
Interest income	60	16	118	44
Interest and other debt expense	(1,517)	(1,923)	(3,100)	(3,546)
Other income/(expense)	(1)	56	(5)	101

	$4,583	3,716	6,712	5,760

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,109	1,824	2,482	3,725
Mills	1,401	1,488	2,750	2,971
Real Estate	138	133	292	261
Corporate	42	22	79	42

	$2,690	3,467	5,603	6,999

Capital expenditures
Woodlands	$3,433	446	6,019	11,228
Mills	1,210	809	1,374	1,155
Real Estate	1,867	2,118	2,878	3,657
Corporate	80	98	148	156

	$6,590	3,471	10,419	16,196

*	Intersegment sales of timber from Woodlands to Mills

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded net income of $2.7 million for the second quarter of 2004 compared to $2.4 million for the same period of 2003. This year’s earnings came primarily from the Woodlands and Mills segments of Deltic’s core forest products operations, whereas results in last year’s period were heavily influenced by the sale of a large tract of commercial real estate in the Company’s Chenal Valley development. Average lumber prices during the quarter were at their highest levels in over three years resulting in a $4.5 million turnaround in operating income in the Mills segment — from a loss of $1.6 million in the second quarter of 2003 to earnings of $2.9 million this year. However, given the likelihood of future price fluctuations, the Company continues to focus a large measure of its efforts toward improving the mills’ efficiency and lowering their cost structure in order to be competitive in any lumber environment.

With the exception of its diversification in real estate development, Deltic is primarily a wood products producer operating in a commodity-based business environment. This environment is affected by a number of factors, including general economic conditions, interest rates, foreign exchange rates, housing starts, residential repair and remodeling activity, commercial construction, industry production and capacity levels, the availability of raw material, and weather conditions. Consumption levels for softwood lumber in the U.S. has continued to remain high as the economy has improved, particularly since the third quarter of 2003. Housing starts in 2004 are off to a good start, with forecasts predicting another strong year. These factors, despite increasing imports from Canada, have resulted in significant improvements in lumber prices. Given its relative size and the nature of commodity markets, the Company has little or no control over pricing levels for its wood products. Therefore, the Company will continually seek to wring all controllable costs and expenses from its manufacturing process. While some progress has been achieved, additional opportunities for improvement exist. Sales of real estate are affected by general economic conditions and interest rates, specifically as such factors are manifested in the Company’s operating area of central Arkansas. While interest rates have moved modestly upward, such rates remain relatively low. Strong demand continues for the Company’s residential real estate operations thus far in 2004.

For the recently completed quarter and for the first six months of 2004, pine sawtimber harvest levels were close to those of a year ago, and sales prices have remained relatively stable. The Company’s previously disclosed plan to reduce harvest levels for the year of 2004 when compared to the year of 2003 will result in lower harvest volumes for the second half of 2004. Woodlands segment operating results for the first half of 2004 reflect decreased sales of timberland. Thus far in 2004, the Company has sold 717 acres of non-strategic timberland at an average price of $1,076 per acre. Non-strategic timberland is composed of tracts too small to allow for efficient timber management, those geographically isolated from other Company fee lands, and acreage otherwise not deemed strategic to Deltic’s operations or growth.

For the Mills segment, the continued improvement in lumber prices, evidenced by a 21 percent rise in sale prices from the average for the first half of 2003, significantly impacted operating strategies and financial results. As with any commodity market, the Company expects the historical volatility to continue in the future; however, a resolution of the trade dispute with Canada regarding imports of softwood lumber could help to stabilize the markets for the Company’s lumber products. Deltic also continues efforts to improve sales realizations through product and customer mix enhancement, as well as the focus on increased efficiency and reduced cost structure. In response to improved market conditions, the Company modified the operating-hours structure at its Ola Mill, in April, to generate increased production. The Company continues to anticipate that a significant percentage of logs supplied to both of its sawmills will come from strategically located Company fee timberlands.

Real Estate residential lot sales activity levels for the Company’s real estate developments are affected by economic conditions that influence the level of housing starts in the central Arkansas region, including general economic conditions and interest rates. Relatively low mortgage interest rates continued

into the second quarter of 2004, and demand for residential lots in the Company’s Chenal Valley development remains high. This is evidenced by the 82 lot closings thus far in 2004 and sale and/or purchase commitment on 139 of 160 lots offered in late January of this year. The Company has developed another 125 lots thus far in 2004. These additional lots were offered for sale on June 24, with purchase commitments on 93 as of June 30, all with scheduled closing dates before the end of 2004. Deltic plans to develop additional lots during the remainder of 2004 which it anticipates to offer later in the year. In Deltic’s other two developments, Red Oak Ridge and Chenal Downs, 89 developed lots were uncommitted as of June 30, 2004. The market value of offerings continue to increase over that of previous offerings consistent with the growth in the central Arkansas real estate market.

The Company has previously disclosed plans to build a 1,170 acre upscale residential development, called The Ridges at Nowlin Creek, on a portion of its large land holdings located west of Chenal Valley. Construction activity at this site has not begun and is not slated for 2004. A portion of the development is located within the watershed of Lake Maumelle, a principal source of drinking water for Little Rock. Due to this environmentally sensitive locale, the Company has determined to implement the most modern and proven best management practices to create a low impact development in order to protect water quality in the lake. Current activities include finalizing environmental and civil engineering features of the development and attempting to reach an accord with local utilities and government agencies that the development will be fully protective of water quality. Prior to receiving the latest information about the Company’s plans, the local water utility expressed its intention to acquire this watershed acreage, including by condemnation.

The reported average sales price for residential lots for a specific period is largely dependent upon the mix of lot sales closed in that period. As such, the average sales price for residential lots sold in the first half of 2004 decreased eight percent, to $67,400, when compared to the same period in 2003. Deltic’s lot development plans provide for a mix of lot offerings that represent most real estate market segments for planned communities.

Commercial real estate sales activity is by nature less predictable than residential activity. With the number of residents in Chenal Valley, and other west Little Rock areas, growing steadily and with momentum created from previous sales of commercial acreage in the development, interest in the Company’s remaining commercial acreage is increasing. Commercial sales only totaled two acres in the first half of 2004 versus 52 acres in the first six months of 2003, consisting primarily of 29 acres to Wal-Mart Stores, Inc. in the first quarter of 2003 and 22 acres to a group of private investors for retail development in the second quarter of 2003. However, on April 6, 2004, RED Development LLC announced plans for “The Promenade at Chenal”, a 48-acre, open-air, lifestyle shopping center. The contract is currently in its feasibility period, but is scheduled to close before the end of 2004. As of June 30, 2004, about 473 of the 710 acres of property currently zoned as commercial in Chenal Valley, or 67 percent, is available for sale. No commercial acreage is included in the Chenal Downs development. Red Oak Ridge is planned to include approximately 80 acres of commercial property, which will be considered for sale as this development’s population density increases.

Operating results for Del-Tin Fiber are affected by the overall MDF market and the plant’s operating performance, and both improved dramatically during the first half of 2004, as evidenced by the fact that the plant had its first-ever profitable quarter and was profitable for the first half of 2004. The western composite MDF price reported in Random Lengths rose from $337 per thousand square feet (“MSF”) for December 2003 to $430 per MSF for June 2004 as consumption of MDF continues to grow. Operationally, Del-Tin Fiber has improved plant uptime and production of premium-grade board, while reducing wood usage per MSF produced (the largest single component of Del-Tin’s manufacturing cost).

As a result, daily production volume has risen and the plant’s manufacturing cost per MSF has been reduced. Future efforts are being concentrated on making additional reductions in the plant’s cost structure by improving the raw materials mix for the operations and achieving consistent performance using primarily wood waste fuel for its heat energy system.

Results of Operations

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended June 30, 2004 and 2003. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Quarter Ended June 30,
(Millions of dollars, except per share amounts)	2004	2003
Net sales
Woodlands	$7.2	7.4
Mills	25.6	20.4
Real Estate	5.2	9.7
Eliminations	(4.0)	(2.5)

Net sales	$34.0	35.0

Operating income/(loss) and net income/(loss)
Woodlands	$4.4	4.2
Mills	2.9	(1.6)
Real Estate	.7	5.1
Corporate	(2.7)	(1.7)
Eliminations	.5	.2

Operating income	5.8	6.2
Equity in Del-Tin Fiber	.2	(.6)
Interest and other debt expense	(1.5)	(1.9)
Other income/(expense)	—	.1
Income taxes	(1.8)	(1.4)

Net income	$2.7	2.4

Earnings per common share
Basic	$.23	.20
Assuming dilution	$.23	.20

Consolidated

The $.3 million increase in net income was the result of improved operating results for the Company’s Mills segment and Del-Tin Fiber, partially offset by reduced operating results for the Company’s Real Estate segment and increased Corporate operating expenses.

Operating income decreased $.4 million. The Woodlands segment increased $.2 million due primarily to an increased pine sawtimber harvest level and a decrease in the cost of fee timber harvested, partially offset by reduced sales of both timberland for higher and better use and non-strategic timberland and hardwood timber and to a slightly lower average pine sawtimber price. Deltic’s Mills segment operations improved $4.5 million due mainly to a $78, or 26 percent, per thousand board feet (“MBF”) increase in the average lumber sales price. Real Estate operating income decreased $4.4 million, primarily the result of decreased sales of commercial acreage. Corporate operating expense increased $1 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended June 30,
	2004	2003
Net sales (millions of dollars)
Pine sawtimber	$5.1	4.9
Pine pulpwood	.4	.5
Hardwood sawtimber	—	.4
Hardwood pulpwood	.1	.2

Sales volume (thousands of tons)
Pine sawtimber	131.4	123.1
Pine pulpwood	66.3	89.7
Hardwood sawtimber	1.0	9.2
Hardwood pulpwood	18.9	27.4

Sales price (per ton)
Pine sawtimber	$39	40
Pine pulpwood	7	6
Hardwood sawtimber	28	50
Hardwood pulpwood	5	7

Timberland
Net sales (millions of dollars)	$.5	.9
Sales volume (acres)	479	1,097
Sales price (per acre)	$1,117	781

Net sales decreased $.2 million. Sales of pine sawtimber increased $.2 million due to a seven percent higher sales volume at a $1 per ton lower average sales price. Hardwood timber sales decreased $.5 million due to a delay in planned sales caused by unseasonally wet weather conditions in the Company’s operating area. Sales of timberland decreased $.4 million due to selling fewer acres but at a 43 percent higher average sales price. Other revenues increased $.5 million. Operating income increased $.2 million as a result of a $.7 million reduction in the cost of fee timber harvested due mainly to the mix of pine sawtimber harvest volume by company and the 46 percent drop in the volume of hardwood harvested, partially offset by an increase in other expenses of $.5 million and the decrease in net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended June 30,
	2004	2003
Net sales (millions of dollars)
Lumber	$22.0	17.5
Residual by-products	2.8	2.6

Lumber
Finished production (MMBF)	55.6	57.0
Sales volume (MMBF)	58.3	58.7
Sales price (per MBF)	377	299

Net sales increased $5.2 million, or 25 percent, due to higher sales prices. Average sales price rose 26 percent, or $78 per MBF, as a result of the improved lumber market. The improvement in operating results was due primarily to the increase in net sales and the Company’s efforts to improve production efficiencies and lower the manufacturing cost structure.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended June 30,
	2004	2003
Net sales (millions of dollars)
Residential lots	$3.2	1.8
Commercial sites	—	6.0
Chenal Country Club	1.8	1.6

Sales volume
Residential lots	51	23
Commercial acres	—	23

Average sales price (thousands of dollars)
Residential lots	$64	82
Commercial acres	—	262

Net sales decreased $4.5 million or 46 percent. The number of residential lots sold increased by 28 lots due primarily to closings resulting from the 160 lots offered for sale at the end of January 2004, with a 23 percent decrease in average sales price per lot due to sales mix. (Lot closings in the current-year period did not include any golf course lots.) Commercial sales decreased by 23 acres. The decrease in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $1 million was due primarily to higher retirement plan expenses related to separated employees, increased professional fees, and increased incentive plan expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $1.5 million to $4 million. The increase was due primarily to increased volume as the Company’s sawmills increased the percentage of log receipts coming into their log yards from Company fee timberlands.

Equity in Del-Tin Fiber

For the second quarter of 2004, equity in Del-Tin Fiber improved $.8 million due to the improvements in MDF prices and plant operating performance. With its decision to cease efforts to sell its ownership in Del-Tin Fiber, Deltic resumed recording equity equal to its share of the financial results of the facility for the 2004 period. In the 2003 period, the equity loss was equal to cash operating advances to the plant during the quarter as the decision at that time was to exit the MDF business at the first reasonable opportunity.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended June 30,
	2004	2003
Net sales (millions of dollars)	$15.7	12.2
Finished production (MMSF)	38.9	36.0
Board sales (MMSF)	39.9	35.0
Sales price (per MSF)	$394	347

Average sales price increased $47 per MSF due to the improvements in the MDF market and to a change in product mix to include a greater percentage of thin board and an increase in premium-grade production. Manufacturing cost per MSF sold was down two percent due to the lowering of certain variable costs of manufacturing and the spreading of the plant’s fixed costs to the increased production volume.

Income Taxes

The effective income tax rate was 40 percent and 35 percent in the 2004 and 2003 periods, respectively. The increase was primarily due to higher effective rates for state income taxes.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

In the following tables, Deltic’s net sales and results of operations are presented for the six month periods ended June 30, 2004 and 2003. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2004	2003
Net sales
Woodlands	$15.4	16.5
Mills	46.1	39.7
Real Estate	9.0	17.5
Eliminations	(8.7)	(6.3)

Net sales	$61.8	67.4

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2004	2003
Operating income/(loss) and net income/(loss)
Woodlands	$9.9	10.0
Mills	3.2	(3.9)
Real Estate	1.3	8.5
Corporate	(5.3)	(3.3)
Eliminations	.6	.3

Operating income	9.7	11.6
Equity in Del-Tin Fiber	—	(2.4)
Interest income	1	—
Interest and other debt expense	(3.1)	(3.5)
Other income/(expense)	—	.1
Income taxes	(2.7)	(2.2)

Net income	$4.0	3.6

Earnings per common share
Basic	$.33	.31
Assuming dilution	$.33	.30

Consolidated

The $.4 million increase in net income was the result of improved operating results for the Mills segments and Del-Tin Fiber, partially offset by reduced operating results for the Company’s Real Estate segment and increased Corporate operating expenses.

Operating income decreased $1.9 million. The Woodlands segment decreased $.1 million due mainly to reduced sales of timberland, essentially offset by a decrease in the cost of fee timber harvested. Mills segment operations improved $7.1 million due primarily to a $63, or 21 percent, per MBF increase in average lumber sales price. Real Estate operating income dropped $7.2 million, primarily the result of decreased commercial acreage sales. Corporate operating expense increased $2 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Six Months Ended June 30,
	2004	2003
Net sales (millions of dollars)
Pine sawtimber	$11.6	11.9
Pine pulpwood	.9	.9
Hardwood sawtimber	.1	.5
Hardwood pulpwood	.2	.2

Sales volume (thousands of tons)
Pine sawtimber	302.2	301.1
Pine pulpwood	133.8	151.0
Hardwood sawtimber	3.0	9.4
Hardwood pulpwood	41.8	40.6

	Six Months Ended June 30,
	2004	2003
Sales price (per ton)
Pine sawtimber	$38	40
Pine pulpwood	6	6
Hardwood sawtimber	30	50
Hardwood pulpwood	5	6

Timberland
Net sales (millions of dollars)	$.8	2.1
Sales volume (acres)	717	2,283
Sales price (per acre)	$1,076	970

Net sales decreased $1.1 million. Sales of timberland decreased $1.3 million due to selling 1,566 less acres at an eleven percent higher average sales price. Sales of pine sawtimber decreased $.3 million due to a $2 per ton, or five percent, lower average sales price. Hardwood timber sales decreased $.4 million due to reduced sales volume caused by unseasonally wet weather conditions in the Company’s operating area. Other revenues increased $.5 million. Operating income decreased $.1 million. The reduction in net sales and a $.4 million increase in other expenses were partially offset by a $1.2 million decrease in the cost of fee timber harvested (due primarily to the mix of pine sawtimber harvested by company and the reduction in hardwood sales volume) and to a $.4 million reduction in the cost of timberland sold.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Six Months Ended June 30,
	2004	2003
Net sales (millions of dollars)
Lumber	$39.7	33.9
Residual by-products	5.2	5.2

Lumber
Finished production (MMBF)	107.4	112.9
Sales volume (MMBF)	110.8	115.0
Sales price (per MBF)	358	295

Net sales increased $6.4 million, or 16 percent, due to higher sales prices. Average sales price rose 21 percent, or $63 per MBF, as a result of the improved lumber market. The improvement in operating results were due primarily to the same factors impacting net sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Six Months Ended June 30,
	2004	2003
Net sales (millions of dollars)
Residential lots	$5.5	5.1
Commercial sites	.3	9.6
Chenal Country Club	2.8	2.5

	Six Months Ended June 30,
	2004	2003
Sales volume
Residential lots	82	70
Commercial acres	2	52

Average sales price (thousands of dollars)
Residential lots	$67	74
Commercial acres	152	184

Net sales decreased $8.5 million or 49 percent. The number of residential lots sold increased by 12 lots due primarily to closings resulting from the 160 lots offered for sale at the end of January 2004, with an eight percent decrease in average sales price per lot due to sales mix. Commercial sales decreased by 50 acres. The decrease in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $2 million was due primarily to higher retirement plan expenses related to separated employees, increased incentive plan expenses, and increased professional fees.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $2.4 million to $8.7 million. The increase was due primarily to increased volume as the Company’s sawmills increased the percentage of log receipts coming into their log yards from Company fee timberlands.

Equity in Del-Tin Fiber

For the first six months of 2004, equity in Del-Tin Fiber improved $2.4 million due to the improvements in MDF prices and plant operating performance. With its decision to cease efforts to sell its ownership in Del-Tin Fiber, Deltic resumed recording equity equal to its share of the financial results of the facility for the 2004 period. In the 2003 period, the equity loss was equal to cash operating advances to the plant during the quarter as the decision at that time was to exit the MDF business at the first reasonable opportunity.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Six Months Ended June 30,
	2004	2003
Net sales (millions of dollars)	$30.6	22.4
Finished production (MMSF)	76.9	68.2
Board sales (MMSF)	80.1	67.5
Sales price (per MSF)	$382	332

Average sales price increased $50 per MSF due to the improvements in the MDF market and to a change in product mix to include a greater percentage of thin board and an increase in premium-grade production. Manufacturing cost per MSF sold was down five percent due to the lowering of certain variable costs of manufacturing and the spreading of the plant’s fixed costs to the increased production volume.

Income Taxes

The effective income tax rate was 40 percent and 37 percent in the 2004 and 2003 periods, respectively. The increase was primarily due to higher effective rates for state income taxes.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $16.9 million for the first half of 2004 compared to $19.5 million for the same period in 2003. Changes in operating working capital, other than cash and cash equivalents, provided cash of $1.6 million in the 2004 period and $.7 million in 2003. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income/(loss) and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $10.4 million in the current-year period and $16.2 million a year ago. Capital expenditures by segment consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2004	2003
Woodlands*	$6,019	11,228
Mills	1,374	1,155
Real Estate	2,878	3,657
Corporate	148	156

Capital expenditures	$10,419	16,196

*	The 2004 amount includes $5.1 million for the acquisition of 4,033 acres of timberland, while the 2003 amount includes $10.4 million for the acquisition of 6,956 acres, including one acquisition amounting to $9.3 million for 4,979 acres in Calhoun County, Arkansas.

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations provided cash of $.2 million in 2004, but required cash of $1.8 million in 2003. The Company made advances to Del-Tin Fiber of $.5 million during the current period, which decreased from $4.6 million from the corresponding period of 2003 due to the improved financial results for the facility. During 2004, $4.4 million of proceeds from sales of timberland that were previously held by a trustee were used to acquire timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges. During 2004, Deltic made repayments of previous borrowings under its revolving credit facility of $13 million. In 2003, Deltic borrowed $11.5 million and made repayments of debt of $6.4 million. In 2003, the decrease in bank overdraft was $.9 million. Deltic paid dividends on common stock of $1.5 million in both periods. In 2004, proceeds from stock option exercises amounted to $3.3 million.

Financial Condition

Working capital totaled $6.1 million at June 30, 2004, and $7.1 million at December 31, 2003. Deltic’s working capital ratio at June 30, 2004, was 1.75 to 1, compared to 2.01 to 1 at the end of 2003. Cash and cash equivalents at the end of the second quarter of 2004 were $1.9 million compared to $1.7 million at the end of 2003. During the first half of 2004, total indebtedness of the Company decreased $13 million to $102 million. Deltic’s long-term debt to stockholders’ equity ratio was .577 to 1 at June 30, 2004, compared to .676 to 1 at year-end 2003.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, in addition to expanding lumber production as market conditions allow and developing real estate at Chenal Valley, Red Oak Ridge, and The Ridges at Nowlin Creek.

To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured, committed revolving credit facility totaling $125 million, inclusive of a $50 million letter of credit feature. The agreement will expire on July 15, 2007. As of June 30, 2004, $93 million was available in excess of all borrowings outstanding under or supported by the facility. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. As of June 30, 2004, the Company had expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share; no shares have been purchased in 2004 under this program. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

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

(Millions of dollars)	Total	During 2004	2005 to 2006	2007 to 2008	After 2008
Contractual cash payment obligations
Real estate development infrastructure	$1.7	.5	1.2	—	—
Long-term debt	102.0	—	—	72.0	30.0

	$103.7	.5	1.2	72.0	30.0

(Millions of dollars)	Total	During 2004	2005 to 2006	2007 to 2008	After 2008
Other commercial commitment expirations
Del-Tin Fiber contingent equity contribution agreement	$17.5	—	17.5	—	—
Del-Tin Fiber production
support agreement	11.2	—	11.2	—	—
Timber cutting agreements	.1	.1	—	—	—
Operating leases	.2	—	.1	.1	—
Letters of credit	1.0	.3	.6	.1	—

	$30.0	.4	29.4	.2	—

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

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncments, refer to Note 2 to the consolidated financial statements.)

Outlook

Pine sawtimber harvest levels are expected to be 150,000 to 170,000 tons in the third quarter of 2004 and 550,000 to 575,000 tons for the year. The Company’s program to consider sales of timberland identified to be non-strategic or have a higher and better use will continue, with sales for the year anticipated to be 2,000 to 3,000 acres. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 60 to 65 million board feet for the third quarter and 235 to 245 million board feet for the year. Residential lot sales are projected to be 60 to 80 lots and 220 to 240 lots for the third quarter and the year, respectively.

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

Item 4. Controls and Procedures

Deltic Timber Corporation (“the Company”) carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934. Such evaluation was under the supervision, and with the participation, of the Company’s senior management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004, in timely alerting them to material information required to be included in any reports that the Company files or submits under the Securities Exchange Act of 1934, as amended. In addition, such controls have been deemed to be effective in ensuring that the required information is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company has not identified any material weakness in its internal controls over financial reporting. In the course of the Company’s evaluation of its disclosure controls and procedures and in connection with preparation for the assessment by management of the effectiveness of its internal controls for financial reporting as of December 31, 2004, under Section 404 of the Sarbanes Oxley Act of 2002, certain opportunities to improve the Company’s existing internal controls have been identified and effected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
April 1 through April 30, 2004	—		—	—	$7,851,000

May 1 through May 31, 2004	—		—	—	$7,851,000

June 1 through June 30, 2004	7,052	[1]	$36.01	—	$7,851,000

[1]	The number of shares purchased other than through the Company’s publicly announced stock repurchase plan was 7,052. These shares were acquired through a private tender offer outside of the open-market.
[2]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. There is no stated expiration date regarding this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Deltic Timber Corporation (“Deltic” or “the Company”) was held on April 22, 2004. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, its Board of Directors consists of three classes who hold office for staggered terms of three years. Set forth below is a listing of the directors elected at the April 22, 2004, annual meeting, the results of such election and the names of directors whose term of office continued after the meeting.

Director	Votes for	Votes Withheld
R. Hunter Pierson, Jr.	11,314,816	416,265
J. Thurston Roach	11,387,586	343,495
John C. Shealy	11,388,372	342,709
O. H. Darling, Jr.	(Term expires in 2005)
Christoph Keller, III	(Term expires in 2005)
R. Madison Murphy	(Term expires in 2005)
Alex R. Lieblong	(Term expires in 2006)
Robert C. Nolan	(Term expires in 2006)
Ray C. Dillon	(Term expires in 2006)

In addition to the election of three Class II directors at the April 22, 2004 annual meeting, stockholders were requested to ratify the prior appointment of KPMG LLP by the Board of Directors as Deltic’s independent auditors for 2004. Stockholders ratified the appointment of KPMG LLP by a vote of 11,514,024 shares in favor and 200,618 shares against or withheld.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Item 12.	Regulation FD Disclosure – Press release announcing Deltic’s financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon Ray C. Dillon, President (Principal Executive Officer)	Date: July 28, 2004

	/s/ Clefton D. Vaughan Clefton D. Vaughan, Vice President, Finance and Administration (Principal Financial Officer)	Date: July 28, 2004

	/s/ Emily R. Evers Emily R. Evers, Controller (Principal Accounting Officer)	Date: July 28, 2004