Form 10-Q
period 2004-09-30
DELTIC TIMBER CORP
filed 2004-10-28
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares of Common Stock, $.01 Par Value, outstanding at September 30, 2004, was 12,181,307.

TABLE OF CONTENTS - THIRD QUARTER 2004 FORM 10-Q REPORT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	Sept. 30, 2004	Dec. 31, 2003
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,018	1,687
Trade accounts receivable	6,382	4,350
Allowance for doubtful accounts	(26)	(107)
Other receivables	12	1,041
Inventories	5,473	5,778
Prepaid expenses and other current assets	1,961	1,461

Total current assets	19,820	14,210

Investment in real estate held for development and sale	36,713	40,539
Investment in Del-Tin Fiber	4,665	—
Investments and noncurrent receivables	2,091	6,660
Timber and timberlands - net	215,145	215,040
Property, plant, and equipment - net	35,541	36,882
Deferred charges and other assets	828	979

Total assets	$314,803	314,310

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$40	64
Trade accounts payable	3,906	2,772
Accrued taxes other than income taxes	1,275	1,246
Income taxes payable	1,577	151
Deferred revenues and other accrued liabilities	5,508	2,843

Total current liabilities	12,306	7,076

Long-term debt	92,032	115,056
Guarantee of indebtedness of Del-Tin Fiber	3,450	—
Deferred tax liabilities - net	14,185	12,559
Other noncurrent liabilities	11,175	9,385
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	71,199	69,459
Retained earnings	125,829	119,888
Unamortized restricted stock awards	(1,000)	(14)
Treasury stock	(14,377)	(19,103)
Accumulated other comprehensive income	(124)	(124)

Total stockholders’ equity	181,655	170,234

Total liabilities and stockholders’ equity	$314,803	314,310

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$43,255	30,730	105,063	98,119

Costs and expenses
Cost of sales	28,762	22,324	69,524	67,337
Depreciation, amortization, and cost of fee timber harvested	2,784	3,126	8,387	10,125
General and administrative expenses	4,083	1,862	9,853	5,686

Total costs and expenses	35,629	27,312	87,764	83,148

Operating income	7,626	3,418	17,299	14,971

Equity in Del-Tin Fiber	424	(1,598)	450	(3,990)
Interest income	203	306	321	350
Interest and other debt expense	(1,486)	(1,599)	(4,586)	(5,145)
Other income/(expense)	(3)	61	(8)	162

Income/(loss) before income taxes	6,764	588	13,476	6,348

Income taxes	(2,582)	(254)	(5,269)	(2,383)

Net income/(loss)	$4,182	334	8,207	3,965

Earnings per common share
Basic	$.34	.03	.68	.33
Assuming dilution	.34	.03	.67	.33

Dividends declared per common share	$.0625	.0625	.1875	.1875

Average common shares outstanding (thousands)	12,146	11,919	12,096	11,909

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30,

(Thousands of dollars)

	2004	2003
Operating activities
Net income	$8,207	3,965
Adjustments to reconcile net income to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	8,387	10,125
Deferred income taxes	1,403	(345)
Real estate costs recovered upon sale	9,358	7,660
Timberland costs recovered upon sale	206	826
Equity in Del-Tin Fiber	(450)	3,990
Net increase/(decrease) in provisions for pension and other postretirement benefits	2,138	1,512
(Increase)/decrease in operating working capital other than cash and cash equivalents	4,711	(1,287)
Other - net	277	94

Net cash provided/(required) by operating activities	34,237	26,540

Investing activities
Capital expenditures requiring cash	(16,520)	(20,827)
Net change in purchased stumpage inventory	2,383	(1,594)
Advances to Del-Tin Fiber	(1,515)	(7,244)
Distributions from Del-Tin Fiber	750	—
(Increase)/decrease in funds held by trustee	4,413	(14)
Other - net	1,419	1,293

Net cash provided/(required) by investing activities	(9,070)	(28,386)

Financing activities
Proceeds from borrowings	—	11,539
Repayments of notes payable and long-term debt	(23,048)	(6,593)
Treasury stock purchases	—	(377)
Increase/(decrease) in bank overdraft	—	(913)
Common stock dividends paid	(2,266)	(2,232)
Proceeds from stock option exercises	4,478	1,572

Net cash provided/(required) by financing activities	(20,836)	2,996

Net increase/(decrease) in cash and cash equivalents	4,331	1,150
Cash and cash equivalents at January 1	1,687	1,057

Cash and cash equivalents at September 30	$6,018	2,207

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30,

(Thousands of dollars)

	2004	2003
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of period in 2004 and 2003	128	128

Capital in excess of par value
Balance at beginning of year	69,459	69,075
Exercise of stock options	784	182
Tax benefits on stock options	508	202
Restricted stock awards	448	—

Balance at end of period	71,199	69,459

Retained earnings
Balance at beginning of year	119,888	114,165
Net income	8,207	3,965
Common stock dividends declared	(2,266)	(2,232)

Balance at end of period	125,829	115,898

Unamortized restricted stock awards
Balance at beginning of year	(14)	(133)
Stock awards	(1,215)	—
Amortization to expense	229	99

Balance at end of period	(1,000)	(34)

Treasury stock
Balance at beginning of year – 845,600 and 898,175 shares, respectively	(19,103)	(20,273)
Shares purchased – 7,052 and 15,907 shares, respectively	(254)	(377)
Shares issued for incentive plans – 220,080 and 68,482, respectively	4,980	1,547

Balance at end of period – 632,572 and 845,600 shares, respectively	(14,377)	(19,103)

Accumulated other comprehensive income	(124)	—

Total stockholders’ equity	$181,655	166,348

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004

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

In May 2004, the FASB issued FSP FAS 106-2 which bears the same title as FSB FAS 106-1 and supersedes the previous guidance therein. FSP FAS 106-2 provides guidance on accounting for postretirement health care plans with prescription drug benefits that have been determined to be at least actuarially equivalent to those provided within the Act and thus qualify plans for future federal subsidies. Deltic has determined the prescription drug benefits under its plan are actuarially equivalent to those provided within the Act. Accordingly, an adjustment resulting from the Act has been included in the amount of postretirement benefit expense or the corresponding benefit obligation liability as of September 30, 2004, and the periods then ended. (For additional information, see Note 9 – Employee and Retiree Benefit Plans.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited, except for December 31, 2003)

Note 3 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share amounts)	2004	2003	2004	2003
Net income	$4,182	334	8,207	3,965

Weighted average number of common shares used in basic EPS	12,146	11,919	12,096	11,909
Effect of dilutive stock options	63	49	69	24

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,209	11,968	12,165	11,933

Earnings per common share
Basic	$.34	.03	.68	.33
Assuming dilution	$.34	.03	.67	.33

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004

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

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$4,182	334	8,207	3,965
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	115	46	373	191
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(189)	(165)	(641)	(563)

Pro forma net income	$4,108	215	7,939	3,593

Basic earnings per share
As reported	$.34	.03	.68	.33
Pro forma	$.34	.02	.66	.30

Dilutive earnings per share
As reported	$.34	.03	.67	.33
Pro forma	$.34	.02	.65	.30

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited, except for December 31, 2003)

Note 5 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2004	Dec. 31, 2003
Logs	$1,666	1,741
Lumber	3,381	3,604
Materials and supplies	426	433

	$5,473	5,778

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

Due to the Company’s commitment to fund its share of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company continued to recognize its share of Del-Tin Fiber’s operating losses to the extent of these advances during 2003. For the year, Deltic’s operating advances to the facility approximated its equity share of losses of the plant and amounted to $4,729,000. Deltic made additional advances of $4,228,000, during 2003, representing its half of the facility’s 2003 quarterly sinking fund obligation, which the Company had recorded as a current contingent liability in 2002, in accordance with SFAS 5, Accounting for Contingencies. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture while continuing to improve operating and financial results of the plant. Due to this decision, Deltic’s evaluation of impairment as of December 31, 2003, was primarily based upon the estimated future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. Considering the Company’s revised intent, the resulting estimated fair value of the Company’s investment exceeded the investment’s carrying value, which was zero as of December 31, 2003, and the Company resumed recording its equity share of the operating results of Del-Tin Fiber and record cash advances as increases in its investment in the facility.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004

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

Prior to August 26, 2004, the Company had agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom Del-Tin Fiber had obtained its $89,000,000 credit facility. Under this agreement, Deltic and the other 50 percent owner of the joint venture had agreed to fund any deficiency in contributions to either Del-Tin Fiber’s required sinking fund or debt service reserve, up to a cumulative total of $17,500,000 for each owner. In addition, each owner had committed to a production support agreement, under which each owner had agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service until the plant was able to successfully complete a minimum production test. Both owners had also agreed, in a series of one-year term commitments, to fund any operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements.

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions pursuant to which, $60,000,000 of its $89,000,000 industrial revenue bonds were redeemed. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30,000,000 which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29,689,000 to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($29,844,000) of Del-Tin’s obligations under its credit agreement. This new credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17,500,000, the production support agreement and the one-year commitment being fully extinguished.

The Company has adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). In accordance with FIN 45, Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000 and has included this non-cash amount in the Company’s September 30, 2004 balance sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited, except for December 31, 2003)

Note 6 – Investment in Del-Tin Fiber (cont.)

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the periods ended September 30 consisted of the following:

(Thousands of dollars)	Sept. 30, 2004	Dec. 31, 2003
Condensed Balance Sheet Information
Current assets	$8,714	7,330
Debt service reserve funds	—	3,521
Bond sinking funds	—	23,059
Property, plant, and equipment - net	93,547	95,325
Other noncurrent assets	557	491

Total assets	$102,818	129,726

Current liabilities	$3,828	3,462
Long-term debt	59,000	89,000
Members’ capital/(deficit)	39,990	37,264

Total liabilities and members’ capital/(deficit)	$102,818	129,726

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2004	2003	2004	2003
Condensed Income Statement Information
Net sales	$14,939	9,554	45,555	31,962

Costs and expenses
Cost of sales	11,234	10,265	35,631	32,094
Depreciation	1,486	1,095	4,576	3,710
General and administrative expenses	425	442	1,681	1,476

Total costs and expenses	13,145	11,802	41,888	37,280

Operating income/(loss)	1,794	(2,248)	3,667	(5,318)
Interest income	50	50	184	121
Interest and other debt expense	(970)	(1,216)	(2,535)	(2,868)
Gain/(loss) on disposal of assets	(25)	(529)	(121)	(529)

Net income/(loss)	$849	(3,943)	1,195	(8,594)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited, except for December 31, 2003)

Note 7 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2004	Dec. 31, 2003
Purchased stumpage inventory	$6,304	8,688
Timberlands	79,695	78,438
Fee timber	196,439	192,007
Logging facilities	1,773	1,773

	284,211	280,906
Less accumulated costs of fee timber harvested and facilities depreciation	(69,066)	(65,866)

	$215,145	215,040

Note 8 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2004	Dec. 31, 2003
Land	$125	125
Land improvements	4,246	4,006
Buildings and structures	5,287	5,273
Machinery and equipment	73,071	70,520

	82,729	79,924
Less accumulated depreciation	(47,188)	(43,042)

	$35,541	36,882

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited, except for December 31, 2003)

Note 9 – Employee and Retiree Benefit Plans

The components of net periodic retirement expense and other postretirement benefits expense for the periods ended September 30 consisted of the following:

	Three Months Ended September 30,
	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2004	2003	2004	2003
Service cost	$154	200	36	90
Interest cost	239	259	54	129
Expected return on plan assets	(235)	(224)	—	—
Amortization of transition amount	—	(9)	—	—
Amortization of prior service cost	9	13	10	—
Amortization of net (gain)/loss	17	43	(51)	42

Net periodic benefit cost	184	282	49	261
Cost of special termination benefits	587	—	—	—

Total expense	$771	282	49	261

	Nine Months Ended September 30,
	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2004	2003	2004	2003
Service cost	$557	599	234	269
Interest cost	805	777	330	387
Expected return on plan assets	(692)	(671)	—	—
Amortization of transition amount	—	(27)	—	—
Amortization of prior service cost	34	38	10	—
Amortization of net (gain)/loss	108	130	37	127

Net periodic benefit cost	812	846	611	783
Cost of special termination benefits	1,062	—	—	—

Total expense	$1,874	846	611	783

Cost of special termination benefits reflects the impact of enhanced retirement benefits granted to certain employees upon retirement.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited, except for December 31, 2003)

Note 9 – Employee and Retiree Benefit Plans (cont.)

During the third quarter of 2004, Deltic applied the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to its obligation under the Company’s other postretirement benefits plan. The prescription drug benefits offered by the Company’s plan were determined to be at least actuarially equivalent to those provided with the Act, which qualifies the plan to receive federal subsidy payments under Medicare Part D. The amount of the reduction in the Company’s obligation under the plan relating to benefits received from the Act attributable to past service was $590,000. The reduction, as a result of the application of the federal subsidy, in the postretirement benefit expense for the quarter and nine months ended September 30, 2004 was $44,000.

Note 10 – Supplemental Cash Flow Disclosures

Income taxes paid, net of refunds, were $1,933,000 and $3,001,000 in the 2004 and 2003 periods, respectively. Interest paid, net of amounts capitalized, was $3,246,000 and $3,818,000 in the first nine months of 2004 and 2003, respectively.

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for the nine months ended September 30 consisted of the following:

(Thousands of dollars)	2004	2003
Trade accounts receivable	$(2,112)	(3,015)
Other receivables	1,032	(662)
Inventories	305	982
Prepaid expenses and other current assets	(277)	(326)
Trade accounts payable	1,135	589
Accrued taxes other than income taxes	23	(52)
Income taxes payable	1,928	251
Deferred revenues and other accrued liabilities	2,677	946

	$4,711	(1,287)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited, except for December 31, 2003)

Note 11 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2004	2003	2004	2003
Net sales
Woodlands	$8,396	9,012	23,820	25,469
Mills	28,872	19,561	74,994	59,305
Real Estate	11,222	6,423	20,213	23,904
Eliminations*	(5,235)	(4,266)	(13,964)	(10,559)

	$43,255	30,730	105,063	98,119

Income/(loss) before income taxes
Operating income
Woodlands	$4,964	5,163	14,894	15,211
Mills	3,845	(1,049)	6,991	(4,962)
Real Estate	3,146	1,008	4,401	9,471
Corporate	(3,857)	(1,626)	(9,147)	(4,971)
Eliminations	(472)	(78)	160	222

Operating income	7,626	3,418	17,299	14,971
Equity in Del-Tin Fiber	424	(1,598)	450	(3,990)
Interest income	203	306	321	350
Interest and other debt expense	(1,486)	(1,599)	(4,586)	(5,145)
Other income/(expense)	(3)	61	(8)	162

	$6,764	588	13,476	6,348

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,183	1,488	3,665	5,213
Mills	1,420	1,478	4,170	4,449
Real Estate	136	135	428	396
Corporate	45	25	124	67

	$2,784	3,126	8,387	10,125

Capital expenditures
Woodlands	$576	585	6,595	11,813
Mills	1,514	1,344	2,888	2,499
Real Estate	4,001	2,669	6,879	6,326
Corporate	10	33	158	189

	$6,101	4,631	16,520	20,827

*	Intersegment sales of timber from Woodlands to Mills

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded net income of $4.2 million for the third quarter of 2004, an increase of $3.8 million when compared to $.4 million for the same period of 2003. All three operating segments of the Company — Woodlands, Mills, and Real Estate — contributed significantly to the current quarter earnings. Our Mills segment continued to benefit from escalating average lumber prices, which grew to levels not seen since 1999, enabling the segment to report a $4.8 million improvement in its financial performance from the third quarter of 2003. Assisting the Real Estate segment in its contribution of $3.1 million to the overall profit of the current quarter, was the segment’s sale of a 94-acre tract of undeveloped real estate in the Company’s Chenal Valley development, which resulted in a pretax gain of $1.7 million. Equity in Del-Tin Fiber improved by $2.1 million as higher medium density fiberboard prices were captured by improved plant operations. The Company continues to focus a large measure of its efforts toward its core forest products operations, especially in the reduction of the mills’ manufacturing costs and increased efficiency in their production activities.

With the exception of its diversification in real estate development, Deltic is primarily a wood products producer operating in a commodity-based business environment. This environment is affected by a number of factors, including general economic conditions, interest rates, foreign exchange rates, imports, housing starts, residential repair and remodeling activity, commercial construction, industry production and capacity levels, the availability of raw material, and weather conditions. Consumption levels for softwood lumber in the U.S. has continued to remain high, particularly since the third quarter of 2003. Housing starts in 2004 have continued to be robust, with forecasts predicting a record year. These factors, despite increasing imports, have resulted in significant improvements in lumber prices. Given its relative size and the nature of commodity markets, the Company has little or no control over pricing levels for its manufactured wood products. Therefore, the Company will continually seek to wring all controllable costs and expenses from its manufacturing process. Sales of real estate are affected by general economic conditions and interest rates, specifically as such factors are manifested in the Company’s operating area of central Arkansas. While interest rates have moved modestly upward, they remain relatively low and strong demand continues for the Company’s residential real estate operations.

For the recently completed quarter and for the first nine months of 2004, pine sawtimber harvest levels were close to those of a year ago, and sales prices have remained relatively stable. However, the Company’s previously disclosed plan to reduce harvest levels for the year of 2004 when compared to the year of 2003 will result in lower harvest volumes for the fourth quarter of 2004. Woodlands segment operating results for the nine months ended September 30, 2004, reflect decreased sales of timberland, as the Company increased the return requirements previously established for these types of sales in 2004. Thus far in 2004, the Company has sold 757 acres of non-strategic timberland at an average price of $1,153 per acre. Non-strategic timberland is composed of tracts too small to allow for efficient timber management, those geographically isolated from other Company fee lands, and acreage otherwise not deemed strategic to Deltic’s operations or growth.

For the Mills segment, the continued improvement in lumber prices, evidenced by a 22 percent rise in sale prices from the average for the first nine months of 2003, significantly impacted operating strategies and financial results. As with any commodity market, the Company expects the historical volatility to continue in the future; however, a resolution of the trade dispute with Canada regarding imports of softwood lumber could help to stabilize the markets for the Company’s lumber products. Deltic also continues efforts to improve sales realizations through product and customer mix enhancement, as well as the focus on increased efficiency and reduced cost structure. In response to improved market conditions, the Company has continued its efforts to generate increased production, resulting in the Mills segment reporting additional production during the third quarter of 2004. The Company continues to anticipate that a significant percentage of logs supplied to both of its sawmills will come from strategically located Company fee timberlands.

Real Estate residential lot sales activity levels for the Company’s real estate developments are affected by economic conditions that influence the level of housing starts in the central Arkansas region, including general economic conditions and interest rates. Relatively low mortgage interest rates continued into the third quarter of 2004, and demand for residential lots in the Company’s Chenal Valley development remains high. This is evidenced by the 181 lot closings within Chenal Valley thus far in 2004, plus purchase commitments on 102 lots inside the development as of the end of the third quarter. Of the total Chenal Valley lots under purchase commitments, 78 lots have scheduled closing dates before the end of 2004. Deltic is developing additional lots in Chenal Valley which are planned to be offered during the fourth quarter of 2004, if weather conditions permit. In Deltic’s other two developments, Red Oak Ridge and Chenal Downs, 86 developed lots were uncommitted as of September 30, 2004. The market value of offerings continue to increase over that of previous offerings consistent with the growth in the central Arkansas real estate market.

The Company has previously disclosed plans to build a 1,170 acre upscale residential development, called The Ridges at Nowlin Creek, on a portion of its large land holdings located west of Chenal Valley. Construction activity at this site has not begun and is not slated for 2004. A portion of the development is located within the watershed of Lake Maumelle, a principal source of drinking water for Little Rock. Due to this environmentally sensitive locale, the Company has determined to implement the most modern and proven best management practices to create a low impact development in order to protect water quality in the lake. Current activities include finalizing environmental and civil engineering features of the development and attempting to reach an accord with local utilities and government agencies that the development will be fully protective of water quality. The local water utility continues to express its intention to acquire this watershed acreage, including by condemnation.

The reported average sales price for residential lots for a specific period is largely dependent upon the mix of lot sales closed in that period. As such, the average sales price for residential lots sold in the first nine months of 2004, which included fewer golf course lots, decreased ten percent, to $65,800, when compared to the same period in 2003. Deltic’s lot development plans provide for a mix of lot offerings that represent most real estate market segments for planned communities.

The Company has in the past and intends in the future to consider sales of tracts of undeveloped real estate acreage. Such a sale occurred in the third quarter of 2004 when 94 acres were sold at a pretax gain of $1.7 million. This particular tract was located on the outer fringe of the Company’s Chenal Valley development, and the Company realized a greater return than if it had developed it.

Commercial real estate sales activity is by nature less predictable than residential activity. With the number of residents in Chenal Valley, and other west Little Rock areas, growing steadily and with momentum created from previous sales of commercial acreage in the development, interest in the Company’s remaining commercial acreage is increasing. Commercial sales only totaled two acres in the first nine months of 2004 versus 53 acres in the same period of 2003, consisting primarily of 29 acres to Wal-Mart Stores, Inc. in the first quarter of 2003 and 22 acres to a group of private investors for retail development in the second quarter of 2003. On April 6, 2004, RED Development LLC announced plans for “The Promenade at Chenal”, a 48-acre, open-air, lifestyle shopping center. The contract remains in its feasibility period, and originally was scheduled to close before the end of 2004. However, as is not uncommon given the unpredictable nature of commercial real estate sales, the initial contract has been extended and is now scheduled to close in the first quarter of 2005. Some extensions of similar contracts in the past have been followed by eventual termination of the contract. As of September 30, 2004, about 473 of the 710 acres of property currently zoned as commercial in Chenal Valley, or 67 percent, is available for sale. No commercial acreage is included in the Chenal Downs development and none is planned at The Ridges at Nowlin Creek. Red Oak Ridge is planned to include approximately 80 acres of commercial property, which will be considered for sale as this development’s population density increases.

Operating results for Del-Tin Fiber are affected by the overall MDF market and the plant’s operating performance, and both have continued to improve during the current year. For the third quarter of 2004 the plant reported its second successive profitable quarter as well as making its first-ever cash distribution to Deltic. The western composite MDF price reported in Random Lengths rose from $337 per thousand square feet (“MSF”) for December 2003 to $435 per MSF for September 2004 as consumption of MDF continues to grow. Operationally when compared to 2003, Del-Tin Fiber has improved plant uptime and production of premium-grade board. As a result, daily production volume has risen and the plant’s manufacturing cost per MSF has been reduced. Future efforts are being concentrated on making additional reductions in the plant’s cost structure by improving the raw materials mix for the operations and achieving consistent performance using primarily wood waste fuel for its heat energy system.

Results of Operations

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended September 30, 2004 and 2003. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Quarter Ended September 30,
(Millions of dollars, except per share amounts)	2004	2003
Net sales
Woodlands	$8.4	9.0
Mills	28.9	19.6
Real Estate	11.2	6.4
Eliminations	(5.2)	(4.3)

Net sales	$43.3	30.7

Operating income/(loss) and net income/(loss)
Woodlands	$5.0	5.2
Mills	3.8	(1.0)
Real Estate	3.1	1.0
Corporate	(3.8)	(1.7)
Eliminations	(.5)	(.1)

Operating income	7.6	3.4
Equity in Del-Tin Fiber	.5	(1.6)
Interest income	.2	.3
Interest and other debt expense	(1.5)	(1.6)
Other income/(expense)	—	.1
Income taxes	(2.6)	(.2)

Net income	$4.2	.4

Earnings per common share
Basic	$.34	.03
Assuming dilution	$.34	.03

Consolidated

The $3.8 million increase in net income was the result of improved financial results for the Company’s Mills segment and Del-Tin Fiber, combined with a 94-acre undeveloped real estate acreage sale, partially offset by increased Corporate operating expenses.

Operating income increased $4.2 million. The Woodlands segment decreased $.2 million due primarily to reduced sales of non-strategic timberland. Pine sawtimber harvest levels and prices remained relatively flat when compared to the third quarter of 2003; however, the segment benefited from a decrease in the cost of fee timber harvested, due to the mix of harvests by company, and lower operating expenses during the quarter. Deltic’s Mills segment operations improved $4.8 million due mainly to a $68, or 21 percent, per thousand board feet (“MBF”) increase in the average lumber sales price combined with a 19 percent increase in lumber sales volume. Real Estate operating income increased $2.1 million, primarily due to the closing of a large undeveloped real estate sale and increased sales of residential lots. Corporate operating expense increased $2.1 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended September 30,
	2004	2003
Net sales (millions of dollars)
Pine sawtimber	$6.5	6.1
Pine pulpwood	.3	.3
Hardwood sawtimber	.5	.6
Hardwood pulpwood	.1	.2

Sales volume (thousands of tons)
Pine sawtimber	150.4	145.7
Pine pulpwood	51.6	59.3
Hardwood sawtimber	6.5	11.3
Hardwood pulpwood	14.9	30.7

Sales price (per ton)
Pine sawtimber	$43	42
Pine pulpwood	7	6
Hardwood sawtimber	76	57
Hardwood pulpwood	5	5

Timberland
Net sales (millions of dollars)	$.1	1.4
Sales volume (acres)	40	881
Sales price (per acre)	$2,500	1,537

Net sales decreased $.6 million. Sales of pine sawtimber increased $.4 million due to a three percent higher sales volume at a $1 per ton higher average sales price. Hardwood timber sales decreased $.1 million due to a reduction in the harvest level, essentially offset by a $19 per ton higher average sales price. Sales of timberland decreased $1.3 million due to selling fewer acres. Other revenues, which includes freight revenues, land management fees, and leasing income, increased $.4 million. Although net sales decreased $.6 million, operating income decreased only $.2 million as a result of a $.3 million reduction in the cost of fee timber harvested due primarily to the mix of pine sawtimber harvest volume by company and the 42 percent drop in the volume of hardwood harvested. In addition, other operating expenses of the segment decreased $.1 million during the quarter.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended September 30,
	2004	2003
Net sales (millions of dollars)
Lumber	$24.8	17.1
Residual by-products	3.0	2.3

Lumber
Finished production (MMBF)	63.5	52.6
Sales volume (MMBF)	63.8	53.4
Sales price (per MBF)	389	321

Net sales increased $9.3 million, or 48 percent, due to higher sales prices. Average sales price rose 21 percent, or $68 per MBF, as a result of the improved lumber market. The improvement in operating results was due primarily to the increase in net sales and the Company’s efforts to improve production efficiencies.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended September 30,
	2004	2003
Net sales (millions of dollars)
Residential lots	$7.0	4.7
Commercial sites	—	.2
Undeveloped acreage	2.6	—
Chenal Country Club	1.6	1.3

Sales volume
Residential lots	108	65
Commercial acres	—	1
Undeveloped acres	94	—

Average sales price (thousands of dollars)
Residential lots	$65	73
Commercial acres	—	260
Undeveloped acres	28	—

Net sales increased $4.8 million. The number of residential lots sold increased by 43 lots due primarily to closings resulting from the 160 lots offered for sale at the end of January and the 125 lots offered in late June of this year. The segment incurred an 11 percent decrease in average sales price per lot due to sales mix. There were no commercial sales during the third quarter of 2004; however the segment did complete the sale of 94 acres of undeveloped real estate property, which accounted for $1.7 million of the $2.1 million increase in the segment’s operating income. The remaining increase in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $2.1 million was due primarily to higher retirement plan expenses related to separated employees, increased professional fees, and increased incentive plan expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $.9 million to $5.2 million. The increase was due primarily to increased volume as the Company’s sawmills increased the percentage of log receipts coming into their log yards from Company fee timberlands.

Equity in Del-Tin Fiber

For the third quarter of 2004, equity in Del-Tin Fiber improved $2.1 million due to the improvements in MDF prices and plant operating performance. With its decision to cease efforts to sell its ownership in Del-Tin Fiber, Deltic resumed recording equity equal to its share of the financial results of the facility for the 2004 period. In the 2003 period, the equity loss was equal to cash operating advances to the plant during the quarter as the decision at that time was to exit the MDF business at the first reasonable opportunity.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended September 30,
	2004	2003
Net sales (millions of dollars)	$14.9	9.6
Finished production (MMSF)	36.5	26.4
Board sales (MMSF)	35.3	28.2
Sales price (per MSF)	$423	339

Average sales price increased $84 per MSF due to the improvements in the MDF market and to a change in product mix to include a greater percentage of thin board and an increase in premium-grade production. Manufacturing cost per MSF sold was down 11 percent due to the lowering of certain variable costs of manufacturing and the spreading of the plant’s fixed costs to the increased production volume.

Income Taxes

The effective income tax rate was 38 percent and 43 percent in the 2004 and 2003 periods, respectively. The decrease was primarily due to lower effective rates for state income taxes.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

In the following tables, Deltic’s net sales and results of operations are presented for the nine month periods ended September 30, 2004 and 2003. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Nine Months Ended September 30,
(Millions of dollars, except per share amounts)	2004	2003
Net sales
Woodlands	$23.8	25.5
Mills	75.0	59.3
Real Estate	20.2	23.9
Eliminations	(13.9)	(10.6)

Net sales	$105.1	98.1

Operating income/(loss) and net income/(loss)
Woodlands	$14.9	15.2
Mills	7.0	(4.9)
Real Estate	4.4	9.5
Corporate	(9.1)	(5.0)
Eliminations	.1	.2

Operating income	17.3	15.0
Equity in Del-Tin Fiber	.5	(4.0)
Interest income	.3	.3
Interest and other debt expense	(4.6)	(5.1)
Other income/(expense)	—	.2
Income taxes	(5.3)	(2.4)

Net income	$8.2	4.0

Earnings per common share
Basic	$.68	.33
Assuming dilution	$.67	.33

Consolidated

The $4.2 million increase in net income was the result of improved financial results for the Mills segment and Del-Tin Fiber, partially offset by reduced operating results for the Company’s Real Estate segment and increased Corporate operating expenses.

Operating income increased $2.3 million. The Woodlands segment decreased $.3 million due mainly to reduced sales of timberland, partially offset by a decrease in the cost of fee timber harvested and other operating expenses of the segment. Mills segment operations improved $11.9 million due primarily to a $66 per MBF, or 22 percent, increase in average lumber sales price. Real Estate operating income dropped $5.1 million, primarily the result of decreased commercial acreage sales, partially offset by increased sales of residential lots and undeveloped real estate property. Corporate operating expense increased $4.1 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Nine Months Ended September 30,
	2004	2003
Net sales (millions of dollars)
Pine sawtimber	$18.1	18.0
Pine pulpwood	1.2	1.3
Hardwood sawtimber	.6	1.1
Hardwood pulpwood	.3	.4

Sales volume (thousands of tons)
Pine sawtimber	452.6	446.8
Pine pulpwood	185.4	210.3
Hardwood sawtimber	9.6	20.7
Hardwood pulpwood	56.7	71.3

Sales price (per ton)
Pine sawtimber	$40	40
Pine pulpwood	7	6
Hardwood sawtimber	62	54
Hardwood pulpwood	5	5

Timberland
Net sales (millions of dollars)	$.9	3.5
Sales volume (acres)	757	3,164
Sales price (per acre)	$1,153	1,128

Net sales decreased $1.7 million. Sales of timberland decreased $2.6 million due to a 2,408-acre reduction in sales. Hardwood timber sales decreased $.5 million due to a reduction in the harvest level. Pine sawtimber harvest levels and prices remained relatively flat when compared to the first nine months of 2003. Other revenues, which includes freight revenues, land management fees, and lease income, increased $1.6 million. Operating income decreased $.3 million due to the same factors impacting net sales, partially offset by a $1.5 million decrease in the cost of fee timber harvested and reductions in other operating expenses of the segment. The reduction in cost of fee timber harvested was caused by the mix of pine sawtimber harvested by company and the reduction in hardwood sales volume.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Nine Months Ended September 30,
	2004	2003
Net sales (millions of dollars)
Lumber	$64.5	51.0
Residual by-products	8.2	7.5

Lumber
Finished production (MMBF)	170.9	165.5
Sales volume (MMBF)	174.6	168.4
Sales price (per MBF)	369	303

Net sales increased $15.7 million, or 26 percent, due to higher sales prices and a four percent increase in sales volume. Average sales price rose 22 percent, or $66 per MBF, as a result of the improved lumber market. The improvement in operating results was due primarily to the same factors impacting net sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Nine Months Ended September 30,
	2004	2003
Net sales (millions of dollars)
Residential lots	$12.5	9.9
Commercial sites	.3	9.7
Undeveloped sites	2.6	—
Chenal Country Club	4.4	3.8

Sales volume
Residential lots	190	135
Commercial acres	2	53
Undeveloped acres	94	—

Average sales price (thousands of dollars)
Residential lots	$66	73
Commercial acres	152	185
Undeveloped acres	28	—

Net sales decreased $3.7 million or 16 percent. The number of residential lots sold increased by 55 lots due primarily to closings resulting from the 160 lots offered for sale at the end of January and the 125 lots offered in late June of this year. However, due to the sales mix of the lots sold, the segment incurred a ten percent decrease in average sales price per lot. There were limited commercial real estate sales of only two acres during the nine months ended September 30, 2004, resulting in a decrease of $9.4 million in net commercial sales revenue. However the segment did complete the sale of 94 acres of undeveloped real estate property, which resulted in an offsetting increase in net sales of $2.6 million. The decrease in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $4.1 million was due primarily to higher retirement plan expenses related to separated employees, increased incentive plan expenses, and increased professional fees.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $3.3 million to $13.9 million. The increase was due primarily to increased volume as the Company’s sawmills increased the percentage of log receipts coming into their log yards from Company fee timberlands.

Equity in Del-Tin Fiber

For the first nine months of 2004, equity in Del-Tin Fiber improved $4.5 million due to the improvements in MDF prices and plant operating performance. With its decision to cease efforts to sell its ownership in Del-Tin Fiber, Deltic resumed recording equity equal to its share of the financial results of the facility for the 2004 period. In the 2003 period, the equity loss was equal to cash operating advances to the plant during the quarter as the decision at that time was to exit the MDF business at the first reasonable opportunity.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Nine Months Ended September 30,
	2004	2003
Net sales (millions of dollars)	$45.6	32.0
Finished production (MMSF)	113.4	94.7
Board sales (MMSF)	115.5	95.7
Sales price (per MSF)	$395	334

Average sales price increased $61 per MSF due to the improvements in the MDF market and to a change in product mix to include a greater percentage of thin board and an increase in premium-grade production. Manufacturing cost per MSF sold was down seven percent due to the lowering of certain variable costs of manufacturing and the spreading of the plant’s fixed costs to the increased production volume.

Income Taxes

The effective income tax rate was 39 percent and 38 percent in the 2004 and 2003 periods, respectively. The increase was primarily due to higher effective rates for state income taxes.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $34.2 million for the first nine months of 2004 compared to $26.5 million for the same period in 2003. Changes in operating working capital, other than cash and cash equivalents, provided cash of $4.7 million in the 2004 period, but required cash of $1.3 million in 2003. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income/(loss) and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $16.5 million in the current-year period and $20.8 million a year ago. Capital expenditures by segment consisted of the following:

	Nine Months Ended September 30,
	2004	2003
(Thousands of dollars)
Woodlands*	$6,595	11,813
Mills	2,888	2,499
Real Estate	6,879	6,326
Corporate	158	189

Capital expenditures	$16,520	20,827

*	The 2004 amount includes $5.1 million for the acquisition of 4,156 acres of timberland, while the 2003 amount includes $11.5 million for the acquisition of 7,069 acres, including one acquisition amounting to $9.3 million for 4,979 acres in Calhoun County, Arkansas.

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations provided cash of $2.4 million in 2004, but required cash of $1.6 million in 2003. The Company made advances to Del-Tin Fiber of $1.5 million and received cash of $.8 million for net advances of $.7 million during the current period, which decreased $6.5 million from the corresponding period of 2003 due to the improved financial results for the facility. During 2004, $4.4 million of proceeds from sales of timberland that were previously held by a trustee were used to acquire timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges. During 2004, Deltic made repayments of previous borrowings under its revolving credit facility of $23 million. In 2003, Deltic borrowed $11.5 million and made repayments of debt of $6.6 million. In 2003, the decrease in bank overdraft was $.9 million. Deltic paid dividends on common stock of $2.3 million during the current period, consistent with the $2.2 million dividend payments in 2003. In 2004, proceeds from stock option exercises amounted to $4.5 million, an increase of $2.9 million when compared to 2003.

Financial Condition

Working capital totaled $7.5 million at September 30, 2004, and $7.1 million at December 31, 2003. Deltic’s working capital ratio at September 30, 2004, was 1.61 to 1, compared to 2.01 to 1 at the end of 2003. Cash and cash equivalents at the end of the third quarter of 2004 were $6.0 million compared to $1.7 million at the end of 2003. During the first nine months of 2004, total indebtedness of the Company decreased $23 million to $92 million. Deltic’s long-term debt to stockholders’ equity ratio was .517 to 1 at September 30, 2004, compared to .676 to 1 at year-end 2003.

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

To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured, committed revolving credit facility totaling $125 million, inclusive of a $50 million letter of credit feature. The agreement will expire on July 15, 2007. As of September 30, 2004, $103 million was available in excess of all borrowings outstanding under or supported by the facility. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. As of September 30, 2004, the Company had expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share; no shares have been purchased in 2004 under this program. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

Prior to August 26, 2004, the Company had agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom Del-Tin Fiber had obtained its $89 million credit facility. Under this agreement, Deltic and the other 50 percent owner of the joint venture had agreed to fund any deficiency in contributions to either Del-Tin Fiber’s required sinking fund or debt service reserve, up to a cumulative total of $17.5 million for each owner. In addition, each owner had committed to a production support agreement, under which each owner had agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service until the plant was able to successfully complete a minimum production test. Both owners had also agreed, in a series of one-year term commitments, to fund any operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements.

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions pursuant of which, $60,000,000 of its $89,000,000 industrial revenue bonds were redeemed. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($29.8 million) of Del-Tin’s obligations under its credit agreement. This new credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17.5 million, the production support agreement and the one-year commitment being fully extinguished.

The Company has adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). In accordance with FIN 45, Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and has included this non-cash amount in the Company’s September 30, 2004 balance sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber.

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2004	2005 to 2006	2007 to 2008	After 2008
Contractual cash payment obligations
Real estate development infrastructure	$1.7	—	1.7	—	—
Long-term debt	92.0	—	—	62.0	30.0

	$93.7	—	1.7	62.0	30.0

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber agreement	$29.8	.8	6.0	20.8	2.2
Timber cutting agreements	1.2	.4	.4	.4	—
Operating leases	.2	—	.1	.1	—
Letters of credit	1.1	—	1.0	.1	—

	$32.3	1.2	7.5	21.4	2.2

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

Outlook

Pine sawtimber harvest levels are expected to be 110,000 to 125,000 tons in the fourth quarter of 2004 and 560,000 to 575,000 tons for the year. The Company’s program to consider sales of timberland identified to be non-strategic or have a higher and better use will continue, with sales for the year anticipated to be approximately 1,000 acres. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 60 to 70 million board feet for the fourth quarter and 235 to 245 million board feet for the year. Residential lot sales are projected to be 70 to 90 lots and 260 to 280 lots for the fourth quarter and the year, respectively.

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

Item 4. Controls and Procedures

Deltic Timber Corporation (“the Company”) carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934. Such evaluation was under the supervision, and with the participation, of the Company’s senior management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004, in timely alerting them to material information required to be included in any reports that the Company files or submits under the Securities Exchange Act of 1934, as amended. In addition, such controls have been deemed to be effective in ensuring that the required information is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 through July 31, 2004	—	—	—	$7,851,000

Aug. 1 through Aug. 31, 2004	—	—	—	$7,851,000

Sept. 1 through Sept. 30, 2004	—	—	—	$7,851,000

[1]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. There is no stated expiration date regarding this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes - Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date:	October 27, 2004
Ray C. Dillon, President
(Principal Executive Officer)

	/s/ Clefton D. Vaughan	Date:	October 27, 2004
Clefton D. Vaughan, Vice President,
Finance and Administration
(Principal Financial Officer)

	/s/ Kenneth D. Mann	Date:	October 27, 2004
Kenneth D. Mann, Controller
(Principal Accounting Officer)