Form 10-K
period 2004-12-31
DELTIC TIMBER CORP
filed 2005-03-11
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2004, was $314,657,920. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at January 31, 2005, was 12,208,478.

Documents incorporated by reference:

The Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 28, 2005.

TABLE OF CONTENTS - 2004 FORM 10-K REPORT

PART I

Item 1. Business

Introduction

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 436,300 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). Deltic is a calendar-year company for both financial and income tax reporting.

The Company is organized into four segments: (1) Woodlands, which manages the Company’s timberlands; (2) Mills, which consists of Deltic’s two sawmills that manufacture a variety of lumber products; (3) Real Estate, which includes the Company’s four real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, planning, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. (The Company currently does not allocate the cost of maintaining these support functions to its operating units.)

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

The Company’s two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high standards for production quality. In addition, each mill is strategically located near significant portions of the timberlands. The mills produce a variety of lumber products, including dimension lumber, boards, timbers, decking, and secondary manufacturing products, such as finger-jointed studs. These lumber products are sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the South and Midwest and are used mainly in residential construction, roof trusses, and laminated beams. Combined annual capacity of the two mills at December 31, 2004 was 300 million board feet (“MMBF”). The Company’s total finished lumber production was 224 MMBF in 2004 compared to 215 MMBF in 2003 and 203 MMBF in 2002. The current year increase was due to increased operating efficiencies achieved in 2004.

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, a 4,800-acre upscale planned community. The property is being developed in stages, and real estate sales to-date have consisted primarily of residential lots, which are sold to builders or individuals, and commercial sites. In addition to Chenal Valley, Deltic has developed Chenal Downs, a 400-acre development located just outside Chenal Valley, and Red Oak Ridge, an 800-acre development in Hot Springs, Arkansas. Also, the Company disclosed in 2004 plans for The Ridges at Nowlin Creek, an upscale, 1,170-acre, low-impact residential development located just west of Chenal Valley, that will feature state-of-

the-art best-management practices to protect water quality in response to its site adjacent to Lake Maumelle.

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

From the time production began at Del-Tin Fiber in 1998 until the fourth quarter of 2003, both operating and financial performance were below the expectations established at the time that the decision to construct the plant was made. As a result, on April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic’s management and Board of Directors completed its review of these strategic alternatives and announced the Company intended to exit the MDF business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the joint-venture was based primarily upon the estimated cash flows from a sale of the Company’s interest during 2003 and resulted in a determination that the Company’s investment was impaired as of December 31, 2002. The investment was written off, to zero, and the write-off amounted to $18.7 million before income taxes.

Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company recognized losses in Del-Tin Fiber equal to the extent of these advances during 2003. For the year of 2003, such advances approximated the Company’s equity share of losses for the plant; accordingly, the investment in Del-Tin Fiber at December 31, 2003, was zero. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. The estimated fair value from this evaluation indicated that no impairment existed as of December 31, 2003. In 2004, the Company recorded its equity share of the operating results of the joint venture.

Forest Products Industry

With the exception of its diversification in real estate development, Deltic is primarily a wood products producer operating in a commodity-based business environment. This environment is affected by a number of factors, including general economic conditions, interest rates, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. Robust housing starts in the U.S. and Canada, fueled by historically low mortgage interest rates, increased demand for softwood lumber products during 2004. This demand resulted in significant improvements in average lumber prices when compared to 2003. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its wood products.

Although lumber prices improved significantly in 2004, Deltic’s average pine sawtimber price was unchanged. Over the past three years, pine sawtimber prices have remained relatively stable while lumber prices have been volatile.

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

Woodlands

The Company owns approximately 436,000 acres of timberland, primarily in Arkansas and north Louisiana, stocked principally with Southern Pine. Management considers the timberlands to be Deltic’s most valuable asset and the harvest of this stumpage to be the Company’s most significant source of income.

The approximate breakdown of the Company’s timberland acreage at year-end 2004 consisted of the following:

Acres
Pine forest	236,300
Pine plantation	150,000
Hardwood forest	30,000
Other	20,000

Total	436,300

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

Timber Inventory. The Company’s estimated standing timber inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of pine inventory is subject to periodic adjustments based on sample cruises and actual volumes harvested. The hardwood inventory shown in the following table is only an approximation, so the physical quantity of such timber may vary significantly from this approximation. Estimated inventory of standing timber as of December 31, 2004, consisted of the following:

Estimated Volume (Tons)
Pine timber
Sawtimber	11,355,500
Pulpwood	5,622,000

Hardwood timber
Sawtimber	996,300
Pulpwood	1,217,700

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

Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, including higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. However, this process does not involve genetic engineering. The seedlings are planted in all-aged stands or a site is completely replanted in the case of a regeneration harvest. During 2004, about 8,500 acres were planted, primarily using seedlings grown from seeds produced at the orchard facility, with another approximately 6,500 acres scheduled to be planted in 2005, as the Company continues to reforest understocked tracts. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission’s Best Management Practices.

The Company actively utilizes commercial thinning practices. Thinning operations consist of the selective removal of trees within a stand, usually a plantation, and improve overall productivity by enhancing the growth of the remaining trees while generating revenues.

The Company’s cull timber removal program is designed to control undesirable, competitive vegetation in its forests and to increase pine growth rates and reproduction. Deltic treated about 13,000 acres in 2004 and 15,000 acres in 2003 under this program.

Harvest Plans. Management views the timberlands as assets with substantial inherent value apart from the sawmills and intends to manage the timberlands on a basis that permits regeneration of the timberlands over time. The Company intends to continue to manage the timberlands on a sustainable-yield basis and has no plans to harvest timber on an ongoing basis at levels that would diminish its timber inventory. In 2004, the Company harvested 578,224 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest between 550,000 and 575,000 tons of pine sawtimber in 2005.

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

Wildlife Management. The Company has an active wildlife management program for its properties. Deltic leased approximately 397,000 acres and 389,000 acres to hunting clubs in 2004 and 2003, respectively. The Company’s wildlife biologist has conducted white-tailed deer management clinics throughout Arkansas. In addition, Deltic cooperates with federal, state, and private agencies in various wildlife studies. The Company also works with the Arkansas Game and Fish Commission to re-establish the black bear population in South Arkansas.

Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provided harvest planning, silvicultural improvements, and maintenance work for approximately 60,000 acres in 2004.

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

Deltic formed an acquisition team to implement its timberland acquisition program. Lands considered for purchase are evaluated based on location, site index, timber stocking, and growth potential. Approximately 121,900 acres of strategically located pine timberland have been added since the inception of the program. Individual land purchases have ranged from 20 acres to 21,700 acres.

Land Sales. In 1999, the Company initiated a program to identify for possible sale non-strategic timberland and higher and better use lands. Sales totaled 5,254 acres in 2000, 3,315 acres in 2001, 3,418 acres in 2002, 4,130 acres in 2003, and 1,150 acres in 2004.

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

Combined annual production capacity of the two mills increased from 226 MMBF at year-end 1999 to 300 MMBF at year-end 2003 following the completion of planned upgrades at both mills and remained at 300 MMBF at year-end 2004. The Company’s lumber output increased during 2004, with production totaling 224 MMBF in 2004 compared to 215 MMBF in 2003 and 203 MMBF in 2002. These increases were due to increased operating efficiencies achieved in 2004 and 2003.

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

Raw Materials. In 2004, the Company’s two sawmills processed 1,026,851 tons of logs, obtained from either the timberlands or purchased from public and private landowners. The timberlands supplied 47 percent, or 482,512 tons, of the mills’ raw material receipt requirements, while the mills obtained 83 percent of the 578,224 tons of pine sawtimber harvested from the timberlands.

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

In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement its own timber harvests from the timberlands. The Company has an active timber procurement function for each of its sawmills. As of December 31, 2004, the Company had under contract 197,098 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next three years. During 2004, the Company harvested third-party stumpage and purchased logs from third parties totaling 519,410 tons . Of this volume, purchases from the U.S. Forest Service represented six percent. The balance of such volume was acquired from private lands.

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

Real Estate

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Development activities began with the construction of Chenal Ridge, an 85-lot neighborhood on the western edge of the Little Rock city limits as of 1985. Since that time the Company has been developing Chenal Valley, a 4,800-acre upscale planned community, centered around two Robert Trent Jones, Jr. designed golf courses. The first golf course was completed in 1990. Construction of the second course began in 2001, and was opened for play in the summer of 2003. The property has been developed in stages, and real estate sales to date have consisted primarily of residential lots sold to builders or individuals and commercial tracts. In addition to Chenal Valley, Deltic is developing Chenal Downs, located just outside of Chenal Valley, and Red Oak Ridge, in Hot Springs, Arkansas. Chenal Downs is a 400-acre equestrian development with controlled access, featuring secluded, five-acre lots. Red Oak Ridge, Deltic’s first development outside the Little Rock area, is an 800-acre upscale community designed for residential, resort, or retirement living. Also, the Company disclosed in 2004 plans for The Ridges at Nowlin Creek, an upscale, 1,170-acre, low-impact residential development located just west of Chenal Valley, that will feature state-of-the-art best-management practices to protect water quality in response to its site adjacent to Lake Maumelle.

Chenal Valley is one of the premier upscale residential and commercial developments in the Little Rock real estate market. All acreage in Chenal Valley has been annexed by the City of Little Rock. Red Oak Ridge has been similarly annexed by the City of Hot Springs. Both Chenal Downs and The Ridges at Nowlin Creek are located just outside the Little Rock city limits.

Residential Development. Lots were offered for sale in Chenal Ridge during the second half of 1986 with closings beginning in 1987, and all 85 lots have been sold. Residential sales in Chenal Valley began in 1989. To date, 2,049 lots have been developed in 24 neighborhoods and 1,999 lots have been sold, with about 1,789 residences constructed or under construction. When fully developed, Chenal Valley will include approximately 4,600 residences. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acres to 1 acre, and lot price has ranged from $25,000 per lot to over $250,000 per lot.

The first phase of Chenal Downs was opened in December 1997, followed by a second phase in November 2000, with 47 of the 76 lots developed in the two phases sold by the end of 2004. Lot prices in Chenal Downs range from $89,000 to approximately $170,000. In Red Oak Ridge, the first two neighborhoods were offered for sale in late 1998. These neighborhoods offer a choice of either estate-sized homesites, with many overlooking one of two Deltic-constructed lakes, or garden-home lots. As of the end of 2004, 32 of the 81 lots offered have been sold, and prices for lots currently offered range from about $30,000 to almost $83,000. Construction activity at The Ridges at Nowlin Creek is scheduled to begin in 2005. The development will be comprised of estate-sized lots, with expected lot prices to range from $300,000 to $500,000.

Commercial Development. Commercial development in Chenal Valley began with the construction of a Company-owned, 50,000-square-foot office building, which was sold during 2000. Commercial activity to-date has consisted of the sale of approximately 239 acres, including .53 acres in 2002, 72 acres in 2003, and 4 acres in 2004 . Commercial property sales to-date have consisted of retail store locations, an office building constructed by the Company on a nine-acre site, multi-family residence sites, convenience store locations, and outparcels surrounding a retail center constructed and owned by the Company. When fully developed, Chenal Valley is planned to include 710 acres of commercial property.

The completion of construction of Rahling Road, a major connector street, in 1998 provides greater access to Chenal Valley’s commercial acreage. Located at the center of this commercial property is a Company-owned 35,000-square-foot retail center. The retail center was completed in early 2000 and offers retail space for lease. The center is surrounded by 16 outparcels, ranging in size from 0.2 to 1.8 acres. To-date, ten of these outparcels have been sold.

No commercial acreage is included in the Chenal Downs or The Ridges at Nowlin Creek developments. Red Oak Ridge is planned to include approximately 80 acres of commercial property. The Company will begin to develop and offer commercial sites as population density increases.

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

Chenal Downs has been developed around an equestrian center, consisting of stables and a training facility, and also includes bridle trails throughout the development. Red Oak Ridge’s primary amenities currently consist of two lakes, constructed by the Company, and a community park, which is currently under construction.

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

The Company owns approximately 58,000 mostly contiguous acres, the eastern border of which begins about two miles west of Chenal Valley. Continued development in the growth corridor of west Little Rock has significantly affected land values in the area, and is expected to create real estate development opportunities for much of this land. As mentioned, in 2004, the Company initiated the governmental approval process by filing a preliminary plat with the City of Little Rock Planning Commission for its first real estate development in this acreage. This 1,170 acre upscale development, called The Ridges at Nowlin Creek, is slated to be comprised of estate-sized lots and is planned for development in four stages

Undeveloped Acreage. The success of Chenal Valley has increased the value of the Company’s undeveloped real estate surrounding the development. Sales of undeveloped real estate amounted to 22 acres in 2002, zero acres in 2003, and 94 acres in 2004.

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

From the time production began at Del-Tin Fiber in 1998 until the fourth quarter of 2003, both operating and financial performance were below the expectations established at the time that the decision to construct the plant was made. As a result, on April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic’s management and Board of Directors completed its review of these strategic alternatives and announced the Company intended to exit the MDF business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the joint-venture was based primarily upon the estimated cash flows from a sale of the Company’s interest during 2003 and resulted in a determination that the Company’s investment was impaired as of December 31, 2002. The investment was written off, to zero, and the write-off amounted to $18.7 million before income taxes.

Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company recognized losses in Del-Tin Fiber equal to the extent of these advances during 2003. For the year of 2003, such advances approximated the Company’s equity share of losses for the plant; accordingly, the investment in Del-Tin Fiber at December 31, 2003, was zero. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. The estimated fair value from this evaluation indicated that no impairment existed as of December 31, 2003. In 2004, the Company resumed equity method accounting and recorded its equity share of the operating results of the joint venture.

Medium Density Fiberboard. MDF, which is used primarily in the furniture, flooring, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, held together by an adhesive bond. Although the technology has existed for decades, recent improvements in the manufacture of MDF have increased both the quality and consistency of the product. MDF, with its Areal wood appearance and the ability to be finely milled and accept a variety of finishes, competes primarily with lumber.

Production. The plant produced 148 MMSF of MDF in 2004 versus 133 MMSF of MDF in 2003 and 97 MMSF during 2002. Prior to 2003, start-up difficulties and operational problems with the plant’s press and heat energy system limited production to levels significantly below capacity. The problems with the press were corrected in mid-1999. As natural gas prices escalated during the last half of 2000, the decision was made in late January 2001, to temporarily suspend operations until the heat energy system could be modified. Following completion of a capital project to modify this system, the plant resumed operations in June 2001. Rectification of the heat energy system has enabled the plant’s operations to increase production levels closer to the plant’s capacity of 150 MMSF per year, as market conditions improved. In addition, manufacturing cost per thousand square feet has decreased, as certain variable costs of manufacturing have been lowered and fixed costs for the facility are being allocated to the increased production.

Raw Materials. The Del-Tin plant provides an additional outlet for wood chip production from the Waldo Mill. Pursuant to a fiber supply agreement that expires in 2008, the Company has agreed to sell, and Del-Tin Fiber to buy, substantially all residual wood chips from the Waldo Mill. In addition, Del-Tin Fiber has an option to purchase residual wood chips from the Ola Mill and pulpwood chips, shavings, and sawdust from the Waldo Mill. During 2004, 2003, and 2002, Deltic sold approximately $3,890,000, $4,099,000, and $3,018,000, respectively, of these lumber manufacturing by-products to Del-Tin Fiber.

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

Timber. Timber harvested from the timberlands is utilized by the Company’s sawmills or sold to third parties. The Company’s timber sales to third parties accounted for approximately 13 percent, nine percent, and six percent of consolidated net sales in 2002, 2003, and 2004, respectively.

The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood manufacturing facilities, and accessibility.

Land Sales. Timberland sold by the Company to third parties consists of both non-strategic timberland and lands with potential for higher and better use, and amounted to three percent, six percent, and one percent of consolidated net sales in 2002, 2003, and 2004, respectively.

Lumber Products. The Company’s sawmills produce a wide variety of products, including dimension lumber, boards, timbers, decking, and secondary products such as finger-jointed studs. Lumber is sold primarily to wholesaler distributor, lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams. During 2002, 2003, and 2004, lumber sales as a percentage of consolidated net sales were approximately 57 percent, 45 percent, and 59 percent, respectively.

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

Residual Wood Products. The Company’s sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During 2002, 2003, and 2004, sales of these residual products accounted for nine percent, seven percent, and eight percent, respectively, of Deltic’s consolidated net sales. Wood chips are the primary source of residual sales and are typically sold to Del-Tin Fiber or to paper mills. In 2004, Deltic’s sawmills produced 326,315 tons of wood chips. The Company expects to continue to sell a significant portion of its wood chip production to Del-Tin Fiber for use in the production of

MDF.

Real Estate. The Company develops and markets residential lots and commercial sites. Deltic generally provides the supporting infrastructure. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. The Company also sells undeveloped acreage. During 2002, 2003, and 2004, the sales of residential lots, commercial sites, and undeveloped acreage as a percentage of consolidated net sales were 10 percent, 21 percent, and 17 percent, respectively. The sale of commercial property can have a significant impact on the Company’s sales, but is unpredictable and irregular.

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

Business Segment Data

Information concerning net sales, operating income, and identifiable assets attributable to each of the Company’s business segments is set forth in Item 7, “Management’s Discussion and Analysis”; and Note 18 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of Part II of this report.

Decline in Availability of Federal Timber

Various factors, including environmental and endangered species concerns, have limited, and will likely continue to limit, the amount of timber offered for sale by certain U.S. government agencies, which historically have been major suppliers of timber to the U.S. forest products industry. During 2004, the Company acquired approximately nine percent of its timber supply for its Ola Mill from federal sources, primarily the Ouachita and Ozark National Forests. Any future decline in the availability of timber from federally owned lands will require that the Company, in order to supply the Ola Mill, rely more heavily on harvests from the Company’s timberlands, including harvests from timberlands acquired in the future to the extent that suitable opportunities arise, and on the acquisition of timber from other sources, such as private timber owners. The Company’s Waldo Mill does not currently process any timber acquired from federal sources.

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

Employees

As of January 31, 2005, the Company had 519 employees.

Item 2. Properties

The Company’s properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, purchased stumpage inventory, two sawmills, and land held for residential and commercial development and sale. As of December 31, 2004, the Company’s gross investment in timber and timberlands; gross property, plant, and equipment; and investment in real estate held for development and sale consisted of the following:

(Thousands of dollars)
Timberlands	$79,650
Fee timber and logging facilities	198,184
Purchased stumpage inventory	6,993
Real estate held for development and sale	37,418
Land and land improvements	4,393
Buildings and structures	5,402
Machinery and equipment	74,572

$406,612

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The age (at January 1, 2005), present corporate office, and length of service in office of each of the Company’s executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

Ray C. Dillon - Age 49; President and Chief Executive Officer and a director of the Company effective July 1, 2003. Prior to joining the Company, Mr. Dillon was employed at Gaylord Container Corporation, where from April, 2000 through December, 2002, he was Executive Vice President, and preceding his election as Executive Vice President, he was Vice President, Primary Product Operations from April 1997.

Clefton D. Vaughan - Age 63; Vice President, Treasurer, and Chief Financial Officer effective January 1, 1997. From October 1994 to December 1996, Mr. Vaughan was Vice President of Murphy Oil Corporation, a position he also held from 1989 through October 1992. From October 1992 to October 1994, Mr. Vaughan was Vice President of Murphy Exploration & Production Company.

W. Bayless Rowe - Age 52; Vice President, General Counsel, and Secretary effective May 1, 2000. From January 1, 1997 to April 2000, Mr. Rowe was General Counsel and Secretary for the Company. From 1988 to December 1996, Mr. Rowe was Secretary and General Attorney of Murphy Oil Corporation.

Kent L. Streeter - Age 44; Vice President of Operations effective November 16, 2003. Prior to joining the Company, Mr. Streeter was Operations Manager of a large paper mill located in the Southeastern United States from January 1997, which has been owned since April 2002, by Temple-Inland, Inc. and prior to that by Gaylord Container Corporation.

David V. Meghreblian - Age 46; Vice President of Real Estate effective November 16, 2003. From May 2000 to November 2003, Mr. Meghreblian was Vice President of Operations for the Company. From November 1996 to April 2000, Mr. Meghreblian was General Manager of Planning and Investor Relations for Deltic. Prior to such time, Mr. Meghreblian was General Manager of Project Development, a position he held beginning in November 1995.

Kenneth D. Mann - Age 45; Controller effective September 1, 2004. From September 1, 2002 to September 2004, Mr. Mann was Manager of Corporate Governance and Investor Relations for the Company. From July 2000 to September 2002, Mr. Mann was Assistant Controller and Manager of Investor Relations. Prior to such time, Mr. Mann was Assistant Controller, a position he held beginning January 1997.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol DEL. The following table sets forth the high, low, and ending prices, along with the quarterly dividends declared, for each of the quarters indicated:

	Sales Prices[1]			Dividend per
	High	Low	Close[2]	Common Share
2004
First Quarter	$36.04	30.70	35.48	.0625
Second Quarter	$38.50	33.26	38.40	.0625
Third Quarter	$40.14	33.34	39.79	.0625
Fourth Quarter	$45.99	38.70	42.45	.0625

2003
First Quarter	$28.86	23.35	23.90	.0625
Second Quarter	$28.65	23.85	28.45	.0625
Third Quarter	$33.70	27.70	28.92	.0625
Fourth Quarter	$31.34	27.96	30.40	.0625

[1]	Daily closing price.
[2]	At period end.

Common stock dividends were declared for each quarter during 2004 and 2003. As of January 31, 2005, there were approximately 1,528 stockholders of record of Deltic’s common stock.

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. There is no stated expiration dated regarding this authorization. During the first nine months of 2004, no shares were repurchased under this program. Information pertaining to this plan for the fourth quarter of 2004 is presented in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
October 1 through October 31, 2004	—	—	—	$7,851,000
November 1 through November 30, 2004	—	—	—	$7,851,000
December 1 through December 31, 2004	—	—	—	$7,851,000

Item 6. Selected Financial Data

The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2004:

(Thousands of dollars, except per share amounts)	2004	2003	2002*	2001	2000
Results of Operations for the Year

Net sales	$142,017	134,915	104,512	106,011	109,531
Operating income/(loss)	$24,023	24,640	10,697	15,824	18,114
Income/(loss) from continuing operations	$11,657	8,703	(13,639)	1,623	2,701
Net income/(loss)	$11,657	8,703	(13,639)	9,980	13,557
Comprehensive income/(loss)	$11,769	8,579	(13,639)	9,980	13,557
Earnings per common share
Basic
Continuing operations	$.96	.73	(1.33)	(.05)	.04
Net income/(loss)	$.96	.73	(1.33)	.65	.93
Assuming dilution
Continuing operations	$.96	.73	(1.33)	(.05)	.04
Net income/(loss)	$.96	.73	(1.33)	.65	.93
Cash dividends declared per common share	$.25	.25	.25	.25	.25
Net cash provided/(required) by
Operating activities	$43,015	44,992	32,452	41,238	42,919
Investing activities	$(16,591)	(40,085)	(35,278)	(25,390)	(63,634)
Financing activities	$(27,252)	(4,277)	(2,239)	(12,438)	18,645
Percentage return on
Average stockholders’ equity	6.6	5.3	(7.6)	5.5	7.7
Average borrowed and invested capital	6.4	5.4	(3.2)	5.3	6.9
Average total assets	3.7	2.8	(4.2)	3.0	4.8

Capital Expenditures for the Year

Woodlands	$6,686	12,408	5,175	44,432	24,975
Mills	4,797	3,405	3,571	5,861	8,386
Real Estate	12,519	11,198	15,378	13,514	9,667
Corporate	165	211	113	150	320
Discontinued agriculture operations	—	—	—	—	53

	$24,167	27,222	24,237	63,957	43,401

Financial Condition at Year-End

Working capital	$5,844	7,134	2,125	13,015	10,086
Current ratio	1.66 to 1	2.01 to 1	1.2 to 1	2.8 to 1	2.4 to 1
Total assets	$308,987	314,310	310,546	328,380	322,633
Long-term debt	$85,724	115,056	116,120	84,190	87,410
Redeemable preferred stock	$—	—	—	30,000	30,000
Stockholders’ equity	$185,419	170,234	162,962	180,799	176,834
Long-term debt to stockholders’ equity ratio	.462 to 1	.676 to 1	.713 to 1	.466 to 1	.494 to 1

*	Includes the write-off of the Company’s investment in Del-Tin Fiber of $18,723,000, $11,440,000 net of related deferred income taxes of $7,283,000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 436,000 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). Deltic is a calendar-year company for both financial and income tax reporting.

The Company is organized into four segments: (1) Woodlands, which manages the Company’s timberlands; (2) Mills, which consists of Deltic’s two sawmills that manufacture a variety of lumber products; (3) Real Estate, which includes the Company’s real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, planning, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. (The Company currently does not allocate the cost of maintaining these support functions to its operating units.)

The Company’s timberlands consist primarily of Southern Pine, known in the industry as a type of “softwood”. Deltic considers its timberlands to be the Company’s most valuable asset and the harvest of stumpage to be its most significant source of income; accordingly, Deltic actively manages its timberlands in order to increase productivity and maximize the long-term value of these timber assets. The Company harvests timber from the timberlands in accordance with its harvest plans and sells such timber in the domestic market or converts it to lumber in its sawmills. Stumpage supplied to the Company’s sawmills is transferred at prices that approximate market. The Company implemented a timberland acquisition program in late 1996, and this ongoing program has enabled the Company, when desired, to increase harvest levels, while expanding its timber inventory. Thus far, the Company has focused its acquisition program on timberland in its current operating area. The Company also initiated a program in 1999 to identify for possible sale non-strategic timberland and higher and better use lands. Whenever possible, the Company structures such sales to qualify as tax-deferred like-kind exchanges.

The Company’s two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high standards for production quality with safety being one of its highest priorities. In addition, each mill is strategically located near significant portions of the timberlands. The mills produce a variety of lumber products, including dimension lumber, boards, timbers, decking, and secondary manufacturing products, such as finger-jointed studs. These lumber products are sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the South and Midwest and are used mainly in residential construction, roof trusses, and laminated beams.

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, a 4,800-acre upscale planned community. The property is being developed in stages, and real estate sales to-date have consisted primarily of residential lots, which are sold to builders or individuals, and commercial sites. In addition to Chenal Valley, Deltic has developed Chenal Downs, a 400-acre development located just outside Chenal Valley, and Red Oak Ridge, an 800-acre development in Hot Springs, Arkansas. Also, the Company disclosed in 2004 plans for “The Ridges at Nowlin Creek”, an upscale, 1,170-acre, low-impact residential development located just west of Chenal Valley, that will feature state-of-the-art best-management practices to protect water quality in response to its site adjacent to Lake Maumelle.

The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began in 1998. The plant is designed to have a rated annual capacity of 150 million square feet (“MMSF”) on a 3/4 inch basis, making it one of the largest plants of its type in the world. MDF, which is used primarily in the furniture, flooring, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, held together by an adhesive bond.

Executive Overview

With the exception of its diversification in real estate development, Deltic is primarily a wood products producer operating in a commodity-based business environment. This environment is affected by a number of factors, including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. Robust housing starts in the U.S. and Canada, fueled by historically low mortgage interest rates, increased demand for softwood lumber products during 2004. This demand resulted in significant improvements in average lumber prices when compared to 2003. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its wood products. Therefore, the Company will continually seek to wring controllable costs and expenses from its manufacturing process. Sales of real estate are affected by general economic conditions and interest rates, specifically as such factors are manifested in the Company’s operating area of central Arkansas. A strong housing market, helped by low interest rates and an improving economy, benefited the Company’s residential real estate sales activity during 2004.

Four significant accomplishments for the year of 2004 were: (1) Deltic’s Mills segment achieved a dramatic recovery in its financial results through the substantial improvement in average lumber prices combined with record finished lumber production levels; (2) the Company’s Real Estate operations had a record level of residential sales activity, closing 290 lots during the year; (3) Del-Tin Fiber significantly improved its operating and financial results culminating in the joint venture reporting its first profitable year of operation; and (4) Deltic lowered outstanding long-term debt by just under $30 million during 2004.

The Woodlands segment continued its trend of steady contributions to earnings during the current year. For 2004, pine sawtimber harvest prices were unchanged compared to 2003, and the harvest volume decreased slightly from 614,000 tons to 578,000 tons. However, the segment’s 2004 operating profit was 21 percent lower than 2003, which benefited from higher sales of timberland including a choice, 275-acre, higher and better use tract from Deltic’s 58,000-acre timberland holdings just west of the Chenal Valley real estate development. Deltic’s average pine sawtimber prices have remained fairly stable over the past three years, despite a 22 percent increase in the Company’s average finished lumber prices since 2002. The Company’s average pine sawtimber prices for 2004, 2003 and 2002 were $40 per ton, $40 per ton and $41 per ton, respectively, and Deltic expects this trend in pricing levels to continue into 2005. Over the long-term, there is a fundamental correlation between the level of lumber prices and pine sawtimber prices. However, in the short-term, the geographical size differential between the lumber and pine sawtimber markets results in the two acting somewhat independently of each other. Pine sawtimber markets operate primarily within local or regional areas with sales being mainly to sawmills. These mills are subject to a relatively fixed level of demand for raw materials that is driven by the facilities’ required production levels. Increases in pricing levels within the lumber market typically do not have a significant effect on the existing demand for raw materials in the short-term, resulting in little impact to pine sawtimber prices. This trend would typically also be true in the short-term, during times of a suppressed lumber market. Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the size or existence of markets for manufactured lumber and other wood products. The 2004 harvest level allows the Company to manage its forests on a sustainable-yield basis.

During 2004, Deltic increased the return requirements previously established for the sale of higher and better use and non-strategic timberland, and accordingly, expects further reduction in timberland sales activity in 2005. Timberland designated as higher and better use consists of tracts with market values that exceed the land’s worth as a timber growing platform. Deltic’s 58,000-acre timberland holdings in the expanding westward growth corridor of Little Rock, Arkansas is an example of such land. Non-strategic timberland is composed primarily of tracts too small to allow efficient timber management, those geographically isolated from other Company fee lands, and acreage otherwise not deemed strategic to Deltic’s operations or growth. Prior to the current year, the Company had identified several tracts of such acreage in the southwest portion of Arkansas to sell; however, the active marketing of this land grouping was concluded during 2004.

For the Mills segment, the status of the lumber market and the resulting impact on the Company’s commodity softwood lumber products will continuously impact operating strategies and financial results. The trade dispute between the U.S. and Canada remained unresolved throughout 2004. Increases in Canadian lumber imports were encountered in 2004, as many Canadian producers continued their increased production levels in efforts to reduce their per-unit manufacturing costs. However, this increasing supply of lumber was outpaced by consumer demand in 2004, as U.S. housing starts reached their highest level since 1978. This strong housing market, as well as, the growth in repair and remodeling activity continued to be driven by historically low mortgage interest rates and an overall strong U.S. economy. In addition, further upward pressure on U.S. lumber prices arose from an inadequate supply of product transportation systems, which failed to meet the strong demand for wood products. The resulting effect for Deltic’s sawmill operations in 2004 was an increase in average prices for lumber products to levels not realized since 1999. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future. The Company, along with other members of our industry, awaits the resolution of the U.S./Canadian softwood lumber trade dispute and knows that future pricing levels within the U.S. lumber market are likely to be impacted by the outcome. Industry analysts are projecting the U.S. housing market to continue its strong pace into 2005, although a slowdown has been predicted for the second half of the year, predominately from a projected slight increase in mortgage interest rates.

Since commodity-based markets rarely benefit from real price growth, after inflation, Deltic has concentrated management’s attention, in regard to its manufacturing operations, on improving sales realizations through product and customer mix enhancements and improving production efficiencies and the cost structure at its lumber mills. These production efficiency improvements are largely dependent upon increases in hourly production rates and mill uptime percentage. For 2004, the average sawmill production per hour at the Company’s two mills increased 11 percent, while planermill production improved 20 percent. In an additional effort to further increase production levels at its Ola Mill, modifications were made in April 2004 which increased the operating-hours structure at the facility.

Sales activity levels for the Company’s real estate developments are affected by economic conditions that influence the level of housing starts in the central Arkansas region, including general economic conditions and interest rates. Low mortgage interest rates in 2004 aided demand for residential lots in Chenal Valley, as evidenced by the Company’s 271 lots sold in 2004, which reduced available uncommitted inventory in this development to 35 lots at the end of 2004. Weather-related construction delays prevented the Company from offering for sale the 138 lots planned for completion in Chenal Valley during the fourth quarter of 2004. However, construction of these lots was completed in January and offered for sale on January 20, 2005, with purchase commitments on 118 of the 138 lots offered, representing $11.5 million in future revenue. This indicates that demand for real estate within Chenal Valley remains strong. The Company expects this trend of strong demand to continue as Deltic plans to develop another 392 lots within Chenal Valley later in 2005. In Deltic’s other two active developments, Red Oak Ridge and Chenal Downs, a total of 19 lots were sold, leaving 49 developed lots in Red Oak Ridge and 27 in Chenal Downs uncommitted as of year-end 2004. While Chenal Downs is fully developed, Deltic plans to develop an additional 40 lots within Red Oak Ridge in 2005. Future annual lot development levels will be dependent upon the demand for the Company’s residential lots, which is expected to remain strong as long as interest rates remain at or near current levels.

During 2004, the Company disclosed plans for a 1,170-acre upscale residential development, The Ridges at Nowlin Creek, on a portion of its large land holdings located west of Chenal Valley. Construction activity at this site is scheduled to begin in 2005. A portion of the development is located within the watershed of Lake Maumelle, a principal source of drinking water for Little Rock. Due to this environmentally sensitive locale, the Company has determined to implement the most modern and proven best management practices to create a low impact development in order to protect water quality in the lake. Current activities include finalizing environmental and civil engineering features of the development and attempting to reach an accord with local utilities and government agencies that the development will be fully protective of water quality. The local water utility continues to express its intention to acquire this watershed acreage, including by condemnation.

The average sales price for residential lots sold in 2004 of $72,900 decreased 6 percent when compared to 2003. Average price for a reporting period is largely dependent on the mix of lots sold in that period. Deltic’s lot development plans provide for a mix of lot offerings that represent all real estate market segments for a planned community. For example, neighborhoods adjoining Chenal Country Club’s new 18-hole, championship golf course designed by Robert Trent Jones, Jr. represent the highest market segment in the Chenal Valley development. Despite 53 of the 290 residential lots sold in 2004 being located in the first three neighborhoods adjoining the new golf course, compared to 49 in 2003, the average sales price for residential lots decreased due to increased sales of non-golf course lots. The mix of lot offerings for any given year will be driven by remaining lot availability and expected demand.

Commercial real estate sales activity is by nature less predictable than residential activity. With the number of residents in Chenal Valley, and other west Little Rock areas, growing steadily and momentum created from previous sales of commercial acreage in the development, interest in the Company’s remaining commercial acreage is increasing. Commercial sales only totaled 4.2 acres in 2004 versus 71.8 acres in 2003, which consisted primarily of 29 acres to Wal-Mart Stores, Inc., 22 acres to a group of private investors for retail development, and 17 acres for the construction of a multi-family housing complex. As of December 31, 2004, about 471 acres, or 66 percent of the 710 acres of property currently zoned as commercial in Chenal Valley was available for sale in future periods. No commercial acreage is included in the Chenal Downs or The Ridges at Nowlin Creek developments. Red Oak Ridge is planned to include approximately 80 acres of commercial property. The Company will begin to develop and offer commercial sites as this development’s population density increases. On April 6, 2004, RED Development LLC announced plans for “The Promenade at Chenal”, a 48-acre, open-air, lifestyle shopping center. (The sales contract regarding this site remains in its feasibility period, and originally was scheduled to close before the end of 2004. However, as is the inherent unpredictable nature of commercial real estate sales, the initial contract has been extended and is now scheduled to close in 2005. Some extensions of similar contracts in the past have been followed by the termination of the commercial sale.) In addition, the Real Estate segment completed the sale of 94 acres of undeveloped real estate property within Chenal Valley in 2004, resulting in a pretax gain of $1.7 million. Unlike residential lots and commercial acres, undeveloped real estate property is not directly marketed by the Company, and sales of such property have been historically sporadic in nature and are usually initiated by inquiry from a potential purchaser.

Operating results for Del-Tin Fiber are affected primarily by the overall MDF market and plant operating performance. China’s MDF industry continues to grow rapidly as the country ended 2004 representing almost one-third of global capacity. In addition, segments of the U.S. furniture manufacturing industry have relocated to the Far East; furniture manufacturers being a primary purchaser of MDF. These trends, combined with continued North American MDF production, resulted in the U.S. MDF market being oversupplied until the latter portion of 2003. However, with the continued strong levels of housing starts and repair and remodeling activity in the U.S., MDF consumption grew three and a half percent in 2004, and industry analysts project a continued upward trend in growth rates over the next five years. The level of imports has continued to grow steadily, but the weakening U.S. dollar might prove to be the most effective means of slowing down further increases in 2005. Most producers in the industry need sustained high pricing levels, in addition to manufacturing cost reductions, to remain profitable. The predicted increases in consumption should strengthen the market unless import levels surge.

Operationally, Del-Tin Fiber continued to make significant advances during 2004. The plant’s management remained focused on raising the plant’s uptime percentage to be in line with the industry average and improving the plant’s cost structure. In addition, the facility continued its improvements in the percentage of production of premium-grade product, which increased sales realizations. Change in the product mix at the plant also positively impacted average sales prices, as the percentage of “thin board” was further increased due to improvements in the plant’s operating performance. In addition, improvements to the plant’s raw material mix were implemented and the plant improved productivity levels. These improved operating activities, combined with the favorable MDF market, allowed the joint venture to report its first-ever profitable year of operations in 2004. Future efforts are being concentrated on further improving productivity levels and plant efficiencies and making additional reductions in the plant’s manufacturing cost per thousand square feet (“MSF”).

Unfortunately, continued advancements at the joint venture were slowed as Deltic announced on January 19, 2005, that production activities at Del-Tin Fiber would be temporarily curtailed due to damage sustained at the facility from a fire within the plant. The fire damaged the facility’s fiber storage and handling systems. Neither the refiner systems nor continuous press were involved or damaged and no injuries were experienced. Repair of the damaged units was commenced immediately, and the plant resumed production on February 10, 2005.

Significant Events

From the time production began at Del-Tin Fiber in 1998 until the fourth quarter of 2003, both operating and financial performance were below the expectations established at the time that the decision to construct the plant was made. As a result, on April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic’s management and Board of Directors completed its review of these strategic alternatives and announced the Company intended to exit the MDF business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the joint-venture was based primarily upon the estimated cash flows from a sale of the Company’s interest during 2003 and resulted in a determination that the Company’s investment was impaired as of December 31, 2002. The investment was written off, to zero, and the write-off amounted to $18.7 million before income taxes.

Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company recognized equity in Del-Tin Fiber equal to the extent of these advances during 2003. For the year of 2003, such advances approximated the Company’s equity share of losses for the plant; accordingly, the investment in Del-Tin Fiber at December 31, 2003, was zero. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. The estimated fair value from this evaluation indicated that no impairment existed as of December 31, 2003. In 2004, the Company recorded its equity share of the operating results of the joint venture.

On August 26, 2004, Del-Tin Fiber successfully refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions pursuant to which, $60 million of its $89 million industrial revenue bonds were redeemed. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million, which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. This refinancing resulted in more favorable credit terms for the joint venture, the most notable of which was the removal of the remaining required bond sinking fund payments of $55.9 million due in 2005 under the prior debt facility. (For additional information about the Company’s investment in Del-Tin Fiber, refer to Note 3 to the consolidated financial statements.)

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

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the three years ended December 31, 2004. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2004	2003	2002
Net sales
Woodlands	$31.0	38.2	37.0
Mills	98.0	79.1	70.4
Real Estate	31.1	33.8	15.3
Eliminations	(18.1)	(16.2)	(18.2)

Net sales	$142.0	134.9	104.5

Operating income/(loss) and net income/(loss)
Woodlands	$19.6	24.8	22.5
Mills	7.5	(4.9)	(6.4)
Real Estate	8.0	13.1	2.0
Corporate	(11.6)	(8.4)	(6.8)
Eliminations	.5	—	(.6)

Operating income	24.0	24.6	10.7
Equity in Del-Tin Fiber	.4	(4.7)	(28.2)
Interest income	.4	.5	.3
Interest and other debt expense	(6.0)	(6.9)	(4.5)
Other income/(expense)	.1	.2	.4
Income taxes	(7.2)	(5.0)	7.7

Net income/(loss)	$11.7	8.7	(13.6)

Earnings per common share*	$.96	.73	(1.33)

*	Amount for 2002 was after dividends for preferred stock that was redeemed in December 2002.

Consolidated

The $3 million increase in net income during 2004 was the result of improved operating results for the Company’s Mills segment combined with improved financial results from Del-Tin Fiber, partially off-set by the absence of significant sales of both commercial real estate property and timberland, which were present in 2003. General and administrative expenses also increased in 2004. Included in the 2002 consolidated results of operations was a non-cash write-off of the Company’s investment in Del-Tin Fiber totaling $18.7 million and a related tax benefit of $7.3 million. Deltic realized $142 million in total net sales in 2004, a record level for the Company.

Operating income for 2004 remained relatively flat, decreasing $.6 million compared to 2003. The Woodlands segment decreased $5.2 million due primarily to a decrease in sales of both timberland for higher and better use and non-strategic timberland combined with the planned slight reduction in the pine sawtimber harvest level. Mills segment operating results improved $12.4 million as a result of a $55 per thousand board feet (“MBF”) rise in average lumber sales price and a four percent increase in lumber sales volume. Real Estate operating income decreased $5.1 million resulting from 2003 benefiting from increased sales of commercial acreage, partially offset by a record level of residential real estate lot closings during 2004.

Operating income for 2003 increased $13.9 million compared to 2002. The Woodlands segment increased $2.3 million due primarily to an increase in sales of both timberland for higher and better use and non-strategic timberland, partially offset by a planned reduction in the pine sawtimber harvest level combined with a slightly lower average pine sawtimber price. Deltic’s Mills segment operating results improved $1.5 million as a result of a $12 per MBF rise in average lumber sales price and a $2 per MBF decrease in production cost per MBF sold. Real Estate operating income increased $11.1 million and benefited from increases in sales of commercial acreage and the number and average sales price of residential real estate lots sold.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	2004	2003	2002
Net sales (millions of dollars)
Pine sawtimber	$23.3	24.8	29.6
Pine pulpwood	1.6	1.9	1.5
Hardwood sawtimber	.8	1.3	.5
Hardwood pulpwood	.4	.6	.4

Sales volume (thousands of tons)
Pine sawtimber	578	614	714
Pine pulpwood	235	306	250
Hardwood sawtimber	15	25	12
Hardwood pulpwood	71	114	86

Sales price (per ton)
Pine sawtimber	$40	40	41
Pine pulpwood	7	6	6
Hardwood sawtimber	58	51	41
Hardwood pulpwood	6	6	5

Timberland
Net sales (millions of dollars)	$1.4	8.1	3.4
Sales volume (acres)	1,150	4,130	3,418
Sales price (per acre)	$1,200	2,000	1,000

Net sales in 2004 decreased $7.2 million when compared to 2003. Sales of pine sawtimber decreased $1.5 million, or 6 percent, from 2003, attributable entirely to the decrease in sales volume which was in accordance with the Company’s planned slight reduction in harvest. Sales of hardwood sawtimber decreased $.5 million due to a reduction in harvest level, partially offset by a $7 per ton higher average sales price. During 2004, sales of timberland decreased by $6.7 million from 2003, due to a general reduction in the number of acres sold and to 2003 benefiting from the sale of a choice, 275-acre, higher and better use tract from Deltic’s 58,000-acre timberland holdings just west of the Chenal Valley real estate development.

Net sales in 2003 increased $1.2 million when compared to 2002. Sales of pine sawtimber decreased $4.8 million, or 16 percent, from 2002, which reflects a $4 million decrease from lower sales volume combined with a $.8 million decrease attributable to lower average price. The pine sawtimber harvest level decreased 14 percent in 2003, in accordance with the Company’s planned reduction in harvest. Sales of hardwood sawtimber increased $.8 million due to the Company selling a higher-than-planned volume to take advantage of a strong hardwood market in 2003, as evidenced by a 24 percent increase in average sale price. During 2003, sales of timberland increased $4.7 million from 2002 due to selling more acres of timberland at a higher average price in 2003 compared to 2002.

Operating income for 2004 was $5.2 million less than 2003 due to the reduction in net sales, partially offset by the corresponding reductions in the cost of timberland sales of $1.1 million and the cost of fee timber harvested of $2.1 million. Woodlands operating income increased $2.3 million in 2003. In addition to the increase in net sales, the cost of fee timber harvested decreased $1.8 million due mainly to the lower pine sawtimber harvest level and to harvest mix.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	2004	2003	2002
Net sales (millions of dollars)
Lumber	$83.8	68.2	59.5
Residual products	11.0	9.7	9.4

Lumber
Finished production (MMBF)	224	215	203
Sales volume (MMBF)	229	220	199
Sales price (per MBF)	$365	310	298

In 2004, net sales increased 24 percent when compared to 2003. Lumber sales increased $15.6 million due to a $12.8 million increase from a higher average sales price and a $2.8 million increase from a higher sales volume. The Company’s sawmills experienced a 4 percent increase in lumber sales volume due to continued increased operating efficiencies achieved from completed capital projects and management’s increased focus on production per man-hour. Sales of residual by-products were up $1.3 million due to increased lumber production volume.

When compared to 2002, net sales for 2003 increased $8.7 million, or 12 percent, of which $2.2 million was due to the price change, and $6.5 million was due to the greater sales volume. Average sales price in 2003 was $12 per MBF more than in 2002, and sales volume increased ten percent.

The $12.4 million improvement in operating income between 2004 and 2003 was the result of the increase in net sales. The improvement in operating results for 2003 was due to the increase in net sales and the slightly lower manufacturing cost per MBF of lumber sold due to the Company’s continued efforts to improve both production efficiencies and the cost structure at its mills.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	2004	2003	2002
Net sales (millions of dollars)
Residential lots	$21.1	15.2	9.6
Commercial sites	1.0	12.6	.1
Undeveloped acreage	2.6	—	.2

Sales volume
Residential lots	290	196	141
Commercial acres	4	72	1
Undeveloped acres	94	—	22

Average sales price (thousands of dollars)
Residential lots	$73	78	68

Commercial acres	226	175	218
Undeveloped acres	28	—	10

Net sales decreased $2.7 million in 2004, or 8 percent. The number of residential lots sold increased by 94 lots due primarily to closings resulting from the 160 lots offered for sale at the end of January and the 125 lots offered in June. However, due to the sales mix of the lots sold, the segment incurred an 6 percent decrease in average sales price per lot. There were limited commercial real estate sales of only 4 acres during 2004, resulting in a decrease of $11.6 million in net commercial sales revenue. However, the sale of 94 acres of undeveloped real estate property was completed, which resulted in net sales of $2.6 million, compared to no undeveloped real estate sales in 2003. Chenal Country Club, Inc. produced net sales of $5.9 million for 2004, an increase of $.7 million.

During 2003, net sales were $18.5 million more than in 2002, an increase of 121 percent. The number of residential lots sold increased by 39 percent, with an increase in average sales price per lot due to sales mix. During 2003, 118 lots were developed and offered for sale in three new neighborhoods in the Company’s Chenal Valley development, including 50 lots in the second neighborhood on the development’s new golf course. In addition, commercial real estate sales in 2003 increased by 71 acres, producing $12.5 million additional net sales. Net sales for Chenal Country Club, Inc. in 2003 totaled $5.2 million, an increase of $.3 million.

The changes in the Real Estate segment’s operating income were due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $3.2 million in 2004 was due primarily to higher retirement plan expenses related to separated employees, increased incentive plan expenses due to improved financial results, and increased professional fees relating to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands segment to the Mills segment were $18.1 million in 2004, $15.9 million in 2003, and $18.2 million in 2002. The $2.1 million increase during 2004 was due primarily to increased volume as the Company’s mills increased the percentage of log receipts coming into their log yards from intersegment sales and to a higher average transfer price. There were no intersegment timberland sales commissions in 2004, compared to $.3 million in 2003 and zero in 2002.

Equity in Del-Tin Fiber

For the year ended December 31, 2004, equity in Del-Tin Fiber recorded by the Company was $.4 million compared to 2003’s equity loss of $4.7 million, an improvement of $5.1 million.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	2004	2003	2002
Net sales (millions of dollars)	$65.4	48.7	34.1
Finished production (MMSF)	148.3	132.7	96.7

Board sales (MMSF)	150.4	131.2	97.7
Sales price (per MSF)	$398	339	320

Average sales price for 2004 increased $59 per MSF when compared to 2003 due to favorable market conditions, in addition to a continued change in product mix to include a greater percentage of thin board and the increase in premium grade production. Manufacturing cost per MSF sold for 2004 was down 3 percent due primarily to the lowering of certain variable costs of manufacturing and the spreading of the plant’s fixed cost to the increased production volume.

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

Interest Income/Expense

For 2004, interest expense decreased $.9 million from 2003 due primarily to reduction of long-term debt. Interest expense increased $2.4 million in 2003 compared to 2002 due primarily to additional long-term debt issued to redeem the Company’s $30 million of preferred stock in December 2002.

Income Taxes

The effective income tax rate was 38 percent, 36 percent, and 36 percent in 2004, 2003, and 2002, respectively. The effective rate increase in 2004 from 2003 was due primarily to higher effective rates for state income taxes in 2004.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $43 million for the year ended December 31, 2004, which compares to $45 million for 2003 and $32.5 million for 2002. Changes in operating working capital, other than cash and cash equivalents, provided cash of $1.2 million in 2004, $.9 million in 2003, and $1.5 million in 2002. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between income/(loss) and cash provided by operating activities for each reported year.

Capital expenditures required cash of $24.2 million in 2004, $27.2 million in 2003, and $24.2 million in 2002. Total capital expenditures, by segment, for the years ended December 31, 2004, 2003, and 2002 are presented in the following table.

(Millions of dollars)	2004	2003	2002
Woodlands	$6.7	12.4	5.2
Mills	4.8	3.4	3.5
Real Estate	12.5	11.2	15.4
Corporate	.2	.2	.1

Total capital expenditures requiring cash	$24.2	27.2	24.2

Woodlands capital expenditures included timberland acquisitions of approximately 4,200 acres at a cost of $5.1 million in 2004, approximately 7,300 acres at a cost of $10.9 million in 2003, and approximately 1,900 acres at a cost of $3.2 million in 2002. Reforestation site preparation and planting required expenditures of $1.4 million in 2004, $1.3 million in 2003, and $1.5 million in 2002, and were the result of expansion of the Company’s planting program due to recent acquisitions of timberland and to final harvests of mature stands, necessitating regeneration.

During 2004, significant capital expenditures for the Mills segment included $1 million for an automated lumber grading system and $.7 million for the initial phase of a $5.5 million project to add an additional boiler and upgrade the drying kilns at the Waldo Mill to improve sales realizations, while reducing costs, and to increase the mill’s lumber drying capacity. At the Ola Mill, $.6 million was expended toward the installation of an automated lumber grading system there. During 2003, $1.3 million was expended to install a second log debarker at the Waldo Mill in order to increase production capacity. At the Ola Mill, $.6 million was expended to install a J-hook sorter system. In 2002, $1.8 million was expended to complete a project to replace the Waldo Mill’s vertical saw assembly with a curve sawing gang. The project improved log recovery, increased hourly throughput capacity, and enabled further diversity of product mix. There were no significant capital projects during 2002 at the Company’s Ola Mill.

Capital expenditures for Real Estate operations related to the cost of residential lot development totaled $7.6 million in 2004, compared to $5.4 million in 2003 and $4.5 million in 2002. Land acquisitions required $.7 million in 2004, with no such expenditures in 2003 or 2002. Infrastructure construction required $.1 million in 2004 and $.5 million in 2002, with no such expenditures in 2003. Expenditures related to golf operations at the two courses at Chenal Country Club totaled $.5 million in 2004 for course maintenance equipment and golf carts, compared to $.3 million in 2003 and $.6 million in 2002 for course maintenance equipment. Other expenditures were primarily for various amenity and infrastructure improvements.

Deltic had commitments of $9.6 million for capital projects in progress at December 31, 2004, including $.4 million for reforestation site preparation, $.4 million for completion of the installation of an automated lumber grading system at the Ola Mill, and $8.3 million related to residential lot and commercial site development and amenity improvements at the Company’s real estate developments.

The net change in purchased stumpage inventory provided cash of $1.7 million in 2004, but required cash of $1.2 million in 2003 and $1.8 million in 2002. Advances to Del-Tin Fiber by the Company amounted to $1.6 million, $9 million, and $12.2 million in 2004, 2003, and 2002, respectively. In 2004, the Company received its first cash distributions from Del-Tin Fiber of $1.4 million. During 2001, $2.2 million of proceeds from sales of appreciated timberland parcels were deposited and held by a trustee to be used to acquire timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges. In 2002, these proceeds were received from the trustee, and $2.1 million was utilized to acquire timberlands as required, while the remaining $.1 million was deposited into the Company’s operating fund account and subject to applicable income taxes. An additional $.4 million of similar proceeds were held by a trustee at the end of 2002; these funds were received from the trustee in the first quarter of 2003 and utilized to finance a portion of the $10.2 million of timberlands that were acquired during the period for which the Company had a significant portion committed at the end of 2002. The $4.6 million received for timberland sold during 2003 was held by a trustee at December 31, 2003, while the Company identified potential timberlands to acquire in order to qualify these sales as a tax-deferred exchange. In 2004, these proceeds were received from the trustee and utilized to acquire timberlands as required. Initiation fees received from members joining Chenal Country Club, which are accounted for as a reduction in the cost basis of the Club rather than net sales, amounted to $1.2 million in 2004, $1.3 million in 2003, and $1.1 million in 2002.

During 2004, Deltic borrowed $29.7 million and repaid $59 million under its revolving credit facility in addition to making repayments of owner-financed debt of $.1 million. In 2003, borrowings under available credit facilities provided $37 million, with repayments amounting to $38.1 million. During 2002, the Company borrowed $66.5 million under its revolving credit facility, with repayments amounting to $64.5 million. In addition, the Company issued $30 million of privately placed, fixed-interest rate, long-term senior notes on

December 20, 2002. (Upon this issuance, Deltic applied the proceeds toward its revolving credit facility and then borrowed $30 million under this facility on December 30, 2002, to redeem its outstanding preferred stock.)

Purchases of treasury stock required cash of $.4 million in 2003 and $.7 million in 2002. (Purchases of treasury shares in 2004 were conducted through non-cash transactions.) The decrease in bank overdraft was $.9 million in 2003, bringing the overdraft to zero at December 31, 2003, but it had increased $.9 million in 2002 from a balance of zero at December 31, 2001. For the three years ended December 31, 2004, cash required to pay common stock dividends totaled $3 million in each year. The Company paid dividends on its preferred stock of $2.3 million in 2002; there were no such dividends in 2003 or 2004 as the Company redeemed its preferred stock at the end of 2002. Proceeds from stock option exercises amounted to $5.2 million, $1.6 million, and $1.2 million in 2004, 2003, and 2002, respectively. Costs related to extension of Deltic’s revolving credit facility of $.5 million was paid in 2003. Similar costs related to placement of the $30 million of senior notes payable during 2002 was $.2 million.

Financial Condition

Working capital at year-end totaled $5.8 million in 2004 and $7.1 million in 2003. Deltic’s working capital ratio at December 31, 2004, was 1.66 to 1, compared to 2 to 1 at the end of 2003. Cash and cash equivalents at the end of 2004 were $.9 million compared to $1.7 million at the end of 2003. During 2004, total indebtedness of the Company decreased $29.3 million to $85.8 million at year-end. Deltic’s long-term debt to stockholders’ equity ratio was .462 to 1 at December 31, 2004, compared to .676 to 1 at year-end 2003.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, in addition to expanding lumber production as market conditions allow and developing residential and/or commercial properties at Chenal Valley, Red Oak Ridge and The Ridges at Nowlin Creek.

To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured, committed revolving credit facility totaling $125 million, inclusive of a $50 million letter of credit feature. The agreement will expire on July 15, 2007. As of December 31, 2004, $109.3 million was available in excess of all borrowings outstanding under or supported by the facility. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 6 to the consolidated financial statements.)

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. As of December 31, 2004, the Company had expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share; no shares were purchased under this program during 2004. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

Prior to August 26, 2004, the Company had agreed to a contingent equity contribution agreement with Del-Tin Fiber and the group of banks from whom Del-Tin Fiber had obtained its $89 million credit facility. Under this agreement, Deltic and the other 50 percent owner of the joint venture had agreed to fund any deficiency in contributions to either Del-Tin Fiber’s required sinking fund or debt service reserve, up to a cumulative total of $17.5 million for each owner. In addition, each owner had committed to a production support agreement, under which each owner had agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service until the plant was able to successfully complete a minimum production test. Both owners had also agreed, in a series of one-

year term commitments, to fund any operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements.

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions pursuant of which, $60 million of its $89 million industrial revenue bonds were redeemed. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($29.1 million at December 31, 2004) of Del-Tin’s obligations under its credit agreement. This new credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17.5 million, the production support agreement and the one-year commitment being fully extinguished.

The Company has adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). In accordance with FIN 45, Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and has included this non-cash amount in the Company’s December 31, 2004 Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At December 31, 2004, Deltic’s remaining liability regarding the guarantee was $3.3 million.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 13 to the consolidated financial statements.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2005	2006 to 2007	2008 to 2009	After 2009
Contractual cash payment obligations
Real estate development infrastructure	$2.3	1.7	.6	—	—
Long-term debt	85.8	—	15.8	50.0	20.0
Interest on debt[1]	22.8	5.0	9.8	5.9	2.1
Retirement plans	3.5	.6	1.4	1.5	—
Other postretirement benefits	6.6	.3	.8	1.1	4.4
Other long-term liabilities	1.2	—	—	—	1.2

	$122.1	7.6	28.3	58.5	27.7

Other commercial commitment expirations

Guarantee of indebtedness of Del-Tin Fiber	$29.1	3.0	20.9	5.2	—
Timber cutting agreements	.3	.3	—	—	—
Operating leases	.2	—	.1	.1	—
Letters of credit	1.2	.6	.4	.2	—

	$30.8	3.9	21.4	5.5	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

Outlook

Deltic’s management believes that cash provided from its operations, the remaining amount available under its credit facility, and its ability to access the credit markets, will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company’s continued timberland acquisition and stock repurchase programs, and capital expenditures, for the foreseeable future.

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

Other Matters

Impact of Inflation

General inflation has not had a significant effect on the Company’s operating results during the three years ended December 31, 2004. The Company’s timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy and long-term interest rates, specifically as such may manifest themselves in the central Arkansas region.

Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does, on occasion, consider the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended December 31, 2004. Deltic held various financial instruments at December 31, 2004 and 2003, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from contractual debt guarantees and letters of credit issued for the benefit of Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to the previous tabular summary of the Company’s other commercial commitment expirations and to Note 11 to the consolidated financial statements.)

Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments’ fair value, but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company’s funds held by trustee; long-term debt, including current maturities; contractual guarantees of debt; and letters of credit at December 31, 2004, were zero, $97.8 million, $3.3 million, and $1.2 million, respectively.

A one percentage-point increase in prevailing interest rates would result in decreases in the estimated fair value of long-term debt of $5 million and contractual guarantees of debt of $.1 million, while the fair value of the Company’s funds held by trustee and letters of credit would be unchanged. Fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities. The estimated pretax earnings and cash flows impact for 2004 resulting from a one percentage-point increase in interest rates would be approximately $.3 million, holding other variables constant.

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

Critical Accounting Policies and Estimates

The Company has identified six of its current accounting policies as being, in management’s view, critical to the portrayal of the Company’s financial condition and results of operations. Additionally, five of these policies require significant assumptions and/or estimates on the part of management as it pertains to certain factors inherent in the policies. The Company’s senior management has discussed the development and selection of its critical accounting policies and estimates with the Company’s Audit Committee, and Deltic has not made any material changes to its critical accounting estimates in the last three years. These policies, along with explanations of the key assumptions and/or estimates considered by management, are described below. (For a listing of all significant accounting policies of the Company, refer to Note 1 to the consolidated financial statements.)

1)	Investment in Real Estate Held for Development and Sale — Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities. Indirect and amenity costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company’s four development areas — Chenal Valley, Chenal Downs, Red Oak Ridge, and The Ridges at Nowlin Creek — are allocated to neighborhoods over the entire respective development area based on relative retail values.

The key factors involved in determining the Investment in Real Estate Held for Development and Sale are: (1) the treatment of the clubhouse and golf course at Chenal Country Club, the amenity around which the Chenal Valley development is centered, as an amenity rather than an operating fixed asset and (2) the management estimates required to estimate the future indirect development costs and sales values of the areas of Chenal Valley yet to be developed. Due to accounting for Chenal Country Club as an amenity, the cost of the clubhouse and golf course, including the estimated cost of planned future improvements, are charged against income as real estate is sold rather than depreciating this cost. This amenity treatment also records the initiation fees received from members joining the club as a reduction in the cost basis of the club rather than as net sales. In addition, the Company’s model for allocating the indirect cost to be expensed against each piece of real estate sold requires management to estimate the future indirect costs to be incurred for the entire development, primarily infrastructure costs and future improvements at Chenal Country Club (net of estimated future initiation fees to be received), as well as the potential market value of each tract of undeveloped property within the Chenal Valley development. In determining future indirect development costs, management relies on cost projections for its development plans provided by independent, professional engineering consultants. Independent appraisers are utilized to provide the potential market value for unsold acreage.

2)	Investment in Del-Tin Fiber —Investment in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a 50 percent-owned limited liability company, is carried at cost and is adjusted for the Company’s proportionate share of Del-Tin Fiber’s undistributed earnings or losses. The Company’s equity-method-basis carrying value for its investment in Del-Tin Fiber is evaluated for possible impairment, as applicable under the requirements of Accounting Principles Board Opinion (“APB”) 18, The Equity Method of Accounting for Investments in Common Stock. This evaluation as of December 31, 2002, based on the intent of the Company’s Board of Directors to exit the business, resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of the investment was written off, to zero, for the 2002 Consolidated Balance Sheet. On December 11, 2003, the Company’s Board of Directors revised its intent in regard to selling Deltic’s interest in the joint venture. The resulting evaluation of fair value for the related investment indicated that fair value exceeded carrying value, which was zero as of December 31, 2003, and the Company resumed recording its equity share of the operating results of Del-Tin Fiber. Likewise, cash advances to the joint venture are recorded as increases in the Company’s investment in the facility, while cash distributions received from the joint venture are reflected as reductions in its investment.

For Deltic’s investment in Del-Tin Fiber, the key determinations by management are (1) the accounting treatment for this investment under the equity method of accounting rather than as a consolidated subsidiary since the joint venture is 50 percent owned by both owners, (2) the factors used in evaluating the impairment of the investment’s carrying value, and (3) the estimate of the fair value of the Company’s guarantee of Del-Tin Fiber’s credit agreement. Deltic management has determined that there is no control by either company due to having a Board of Managers with equal representation. As such, the assets and liabilities of Del-Tin Fiber are not included in the amounts reported on the Company’s balance sheet for any period. In evaluating the possibility of the existence of an impairment for the Company’s carrying value for its investment in Del-Tin Fiber under APB 18, management must estimate future net cash flows from the possible courses of action available for its investment, such as continuing to maintain or sell its investment, to determine both recoverability of the carrying amount and fair value of the investment. More specifically, management must determine the possible courses of action and estimate the probability of each potential action, as well as the related future net cash flows. Then, if estimated fair value is less than the carrying amount, management must determine if this impairment is other than temporary. If so, then an impairment write-down is required. In estimating the fair value of the guarantee of Del-Tin Fiber’s credit agreement, Deltic’s management must first assess how the same debt instrument would have been structured without the guarantees of the joint venture partners, in order to estimate the premium resulting from Deltic’s guarantee. A range of probabilities of estimated future cash outflows under the premium previously determined are then assembled. A probability-weighted present value of the estimated future cash outflows is then calculated. The resulting balance represents the fair value of the obligation, which is the estimate of the value of assets required currently to settle the liability in the future. (For additional information about the Company’s investment in Del-Tin Fiber, refer to Note 3 to the consolidated financial statements.)

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

The key components of the Timber and Timberlands policy are: (1) management’s decision to maintain separate timber cost pools for each legal entity within the Deltic consolidated group and (2) the required estimation of timber inventory volume, by species, for each of these companies in order to calculate the cost of fee timber harvested per ton. Management has elected to maintain a separate cost pool for the timber owned by each company, thus resulting in a different cost per ton for fee timber harvested for each. The mix of harvest by company for any period can significantly affect the amount of cost of fee timber harvested expense reported. Per-ton costs for 2004 ranged from $3.45 to $44.60 per ton for pine sawtimber. Had the Company opted to use a composite depletion rate, cost of pine sawtimber harvested would have been $.7 million more in 2004, $2.3 million more in 2003, and $1.3 million less in 2002 ($.5 million, $1.5 million, $.8 million, respectively, net of applicable income taxes) than as reported due to the mix of harvest by company during the year. In determining these rates, management must estimate the volume of timber existing on its timberlands. To estimate these fee timber inventories, the Company relies on its experienced forestry personnel and their use of statistical information and data obtained by actual physical measurements and other information gathering techniques. The cost of fee timber harvested recognized is impacted by the accuracy of this volume estimation. (For additional information about the Company’s timber and timberlands, refer to Note 4 to the consolidated financial statements.)

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

Management has also evaluated any asset or group of assets for which potential impairment might exist and has determined that there are none requiring an impairment write-down. This process requires management’s estimate of future cash flows generated by each asset or group of assets. For any instance where this evaluation process might indicate an impairment exists, the appropriate asset’s carrying values would be written down to fair value and the amount of the write-down would be charged against the results of continuing operations. (For additional information about the Company’s property, plant, and equipment, refer to Note 5 to the consolidated financial statements.)

5)	Stock-Based Compensation — At December 31, 2004, Deltic had two stock-based compensation plans for which the Company applies the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying common stock on the date of grant. As of November 2001, the Company eliminated certain option exercise procedures, resulting in a change to fixed-plan accounting treatment for all options. Prior to that date, the Company was required to apply variable plan accounting standards which required adjustment of the cost of options granted for changes in the market value per share of the Company’s common stock. In addition, the Company has awarded restricted stock awards to selected employees. The vesting of these awards are subject to either time restrictions, applying fixed plan accounting standards, or performance restrictions, applying variable plan accounting standards. (For additional information, see Note 14 – Incentive Plans.)

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, for the years ended December 31 consisted of the following:

(Thousands of dollars, except per share amounts)	2004	2003	2002
Net income/(loss), as reported	$11,657	8,703	(13,639)
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	468	220	431
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(811)	(769)	(937)

Pro forma net income/(loss)	$11,314	8,154	(14,145)

Basic earnings per share
As reported	$.96	.73	(1.33)
Pro forma	.93	.68	(1.38)

Dilutive earnings per share
As reported	$.96	.73	(1.33)
Pro forma	.93	.68	(1.38)

For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2004, 2003, and 2002, respectively: dividend yields of .9 percent, 1.01 percent, and 1.06 percent; expected volatility of 30 percent, 32.79 percent, and 31.19 percent; risk-free interest rates of 4.1 percent, 4.86 percent, and 4.37 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2004, 2003, and 2002 was $9.50, $7.96, and $9.26, respectively.

The key management decision factors for Stock-Based Compensation are: (1) the decision, prior to 2005, to account for stock-based compensation using the intrinsic value recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, or the fair value recognition and measurement principles of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stocked-Based Compensation – Transition and Disclosure, and (2) the determination of the exercise price for options granted. As of December 31, 2004, a company’s management could elect to adopt SFAS 123 or continue to use APB 25 for recognizing stock option expense in its financial statements. If continued use of APB 25 was elected, the income statement generally reflected a lesser amount for stock-based compensation expense, and the potential impact of adopting SFAS 123 and SFAS 148 would only be disclosed on a pro forma basis in the financial statement footnotes. Under the Company’s stock incentive plan, option exercise price for options granted was equal to the fair market per share stock price on the date of the grant, which resulted in no stock-based compensation expense for future options granted under the Company’s stock incentive plan. However, options granted in February 2002 were subject to shareholder approval at the Company’s annual stockholders’ meeting on April 25, 2002, the accounting measurement date for these options. As a result, these options had an intrinsic value of $3.46 per share due to an increase in the market price of the Company’s common stock between February and April, and the resulting stock-based compensation expense is being recognized over the vesting periods of these options. In 2005, the Company will adopt the provisions of SFAS 123 (Revised), Share-Based Payment. This standard requires the Company to expense the fair market value of all stock-based compensation, eliminating the first key management decision factor discussed above. (For additional information about the Company’s stock-based compensation, refer to Notes 1 and 14 to the consolidated financial statements.)

6)	Revenue Recognition — The Company recognizes revenue when the following criteria are met:

(1) persuasive evidence of an agreement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue from the sale of lumber and wood by-products is recorded at the time of shipment due to terms of such sale being designated free on board (“f.o.b.”) shipping point. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested; such intersegment sales, which are made at prices which generally approximate market, are eliminated in the consolidated financial statements. Revenue from timberland and real estate sales is recorded under the criteria of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 66, Accounting for Sales of Real Estate. Such revenue is recorded at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

Related-Party Transactions

The Company has committed to provide to Del-Tin Fiber a portion of the plant’s fiber and wood supply at market prices. This arrangement benefits Del-Tin Fiber by ensuring a portion of its raw material needs while providing the Company with a purchaser of residual by-products produced by its lumber mills, if needed. The market price that Deltic receives for these transactions is determined by the average price paid during the immediate preceding year by Del-Tin Fiber to other suppliers of the products purchased from the Company. During 2004, 2003, and 2002, Deltic sold Del-Tin Fiber approximately $3.9 million, $4.1 million, and $3 million, respectively, of these residual by-products. (The increase for 2004 and 2003 was due to Del-Tin Fiber increasing finished MDF production.)

Impact of Recent Accounting Pronouncements

(For information regarding the impact of recent accounting pronouncements, refer to the related section in Note 1 to the consolidated financial statements.)

Environmental Matters

Deltic is committed to protecting the environment and has certain standards with which it must comply based on federal, state, and local laws for the protection of the environment. Costs of compliance through 2004 have not been material, and the Company’s management currently has no reason to believe that such costs will become material for the foreseeable future.

Contingencies

The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

Outlook

Pine sawtimber harvested from Deltic’s fee lands in 2005 is projected to remain comparable to 2004’s level at 550,000 to 575,000 tons. The program to consider sales of timberland which have been identified as non-strategic or having a higher and better use will continue, but with increased return criteria, with sales of 300 to 500 acres anticipated for 2005. Finished lumber production and resulting sales volumes are projected at 250 to 275 million feet for 2005; however, these volumes are dependent upon market conditions. With continued growth in west Little Rock, Arkansas, and the existing strong demand for residential lots in the Company’s Chenal Valley development, Deltic expects to offer approximately 570 lots for sale in 2005 and anticipates that closings for residential lots will be 300 to 330 lots for the year of 2005, barring declines in economic growth or residential construction activity. The Company expects increased commercial acreage sales activity in 2005 compared to 2004. The Company will continue to recognize equity in the financial results of Del-Tin Fiber.

The Company’s capital expenditures budget for the year of 2005 was prepared in the fall of 2004 and provides for expenditures totaling $43.5 million. The Woodlands capital budget of $7.5 million includes $5 million for timberland acquisitions, which will be dependent on the availability of acreage at prices that meet the Company’s criteria for timber stocking, growth potential, site index, and location, and $2 million for reforestation site preparation and planting. During 2005, various sawmill projects are expected to require $10.4 million, including $5 million for completion of a boiler addition/kiln upgrade project at the Waldo Mill and $1 million for replacement of the trimmer optimizer at the Ola Mill. The capital budget for Real Estate operations of $25.2 million includes expenditures for residential real estate lot development totaling $14.1 million, depending on continuation of strong demand for residential lots and other marketing conditions. The remainder of budgeted Real Estate segment expenditures are primarily for various infrastructure and amenity improvements. Capital and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company’s estimated cash flows from operations, borrowings or repayments under credit facilities, or general economic conditions.

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

Item 8. Financial Statements and Supplementary Data

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

(Thousands of dollars)

	2004	2003
Assets
Current assets
Cash and cash equivalents	$859	1,687
Trade accounts receivable – net	6,482	4,243
Other receivables	23	1,041
Inventories	5,566	5,778
Prepaid expenses and other current assets	1,786	1,461

Total current assets	14,716	14,210

Investment in real estate held for development and sale	37,418	40,539
Investment in Del-Tin Fiber	3,858	—
Other investments and noncurrent receivables	1,829	6,660
Timber and timberlands – net	214,710	215,040
Property, plant, and equipment – net	35,767	36,882
Deferred charges and other assets	689	979

Total assets	$308,987	314,310

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$32	64
Trade accounts payable	4,080	2,772
Accrued taxes other than income taxes	1,293	1,246
Income taxes payable	—	151
Deferred revenues and other accrued liabilities	3,467	2,843

Total current liabilities	8,872	7,076

Long-term debt	85,724	115,056
Deferred tax liabilities – net	14,351	12,559
Guarantee of indebtedness of Del-Tin Fiber	3,278	—
Other noncurrent liabilities	11,343	9,385
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	71,483	69,459
Retained earnings	128,516	119,888
Unamortized restricted stock awards	(924)	(14)
Treasury stock	(13,772)	(19,103)
Accumulated other comprehensive income	(12)	(124)

Total stockholders’ equity	185,419	170,234

Total liabilities and stockholders’ equity	$308,987	314,310

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2004, 2003, and 2002

(Thousands of dollars, except per share amounts)

	2004	2003	2002
Net sales	$142,017	134,915	104,512

Costs and expenses
Cost of sales	94,331	87,596	70,979
Depreciation, amortization, and cost of fee timber harvested	11,188	13,345	15,224
General and administrative expenses	12,475	9,334	7,612

Total costs and expenses	117,994	110,275	93,815

Operating income	24,023	24,640	10,697

Equity in Del-Tin Fiber	366	(4,729)	(28,217)
Interest income	438	476	284
Interest and other debt expense	(5,982)	(6,861)	(4,558)
Other income/(expense)	44	161	433

Income/(loss) before income taxes	18,889	13,687	(21,361)

Income taxes	(7,232)	(4,984)	7,722

Net income/(loss)	$11,657	8,703	(13,639)

Earnings per common share
Basic	$.96	.73	(1.33)
Assuming dilution	$.96	.73	(1.33)

Dividends declared per common share	$.25	.25	.25

Average common shares outstanding (thousands)	12,122	11,924	11,919

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003, and 2002

(Thousands of dollars)

	2004	2003	2002
Operating activities
Net income/(loss)	$11,657	8,703	(13,639)
Adjustments to reconcile net income/(loss) to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	11,188	13,345	15,224
Deferred income taxes	1,677	674	(7,714)
Real estate costs recovered upon sale	14,230	11,385	5,456
Timberland costs recovered upon sale	310	1,084	921
Equity in Del-Tin Fiber	(366)	4,729	28,217
Net increase/(decrease) in provisions for pension and other postretirement benefits	2,484	3,146	1,387
(Increase)/decrease in operating working capital other than cash and cash equivalents	1,207	942	1,532
Other - net	628	984	1,068

Net cash provided/(required) by operating activities	43,015	44,992	32,452

Investing activities
Capital expenditures requiring cash	(24,167)	(27,222)	(24,237)
Net change in purchased stumpage inventory	1,695	(1,200)	(1,823)
Advances to Del-Tin Fiber	(1,615)	(8,957)	(12,219)
Distributions from Del-Tin Fiber	1,400	—	—
(Increase)/decrease in funds held by trustee	4,583	(4,136)	1,789
Other – net	1,513	1,430	1,212

Net cash provided/(required) by investing activities	(16,591)	(40,085)	(35,278)

Financing activities
Proceeds from borrowings	29,700	37,039	96,450
Repayments of notes payable and long-term debt	(59,064)	(38,109)	(64,524)
Redemption of preferred stock	—	—	(30,000)
Treasury stock purchases	—	(377)	(746)
Increase/(decrease) in bank overdraft	—	(913)	913
Preferred stock dividends paid	—	—	(2,344)
Common stock dividends paid	(3,029)	(2,980)	(2,981)
Proceeds from stock option exercises	5,151	1,572	1,161
Other - net	(10)	(509)	(168)

Net cash provided/(required) by financing activities	(27,252)	(4,277)	(2,239)

Net increase/(decrease) in cash and cash equivalents	(828)	630	(5,065)
Cash and cash equivalents at beginning of year	1,687	1,057	6,122

Cash and cash equivalents at end of year	$859	1,687	1,057

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2004, 2003, and 2002

(Thousands of dollars)

	2004	2003	2002
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares; no shares issued at end of 2004, 2003, or 2002, (See Note 8 – Redeemable Preferred Stock)	$—	—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of each year	128	128	128

Capital in excess of par value
Balance at beginning of year	69,459	69,075	68,766
Exercise of stock options	867	182	165
Tax benefits on stock options	676	202	144
Restricted stock awards	481	—	—

Balance at end of year	71,483	69,459	69,075

Retained earnings
Balance at beginning of year	119,888	114,165	133,034
Net income/(loss)	11,657	8,703	(13,639)
Preferred stock dividends accrued	—	—	(2,249)
Common stock dividends declared, $.25 per share	(3,029)	(2,980)	(2,981)

Balance at end of year	128,516	119,888	114,165

Unamortized restricted stock awards
Balance at beginning of year	(14)	(133)	(264)
Stock awards	(1,249)	—	—
Shares forfeited	35	—	—
Amortization to expense	304	119	131

Balance at end of year	(924)	(14)	(133)

Treasury stock
Balance at beginning of year – 845,600, 898,175, and 925,725 shares, respectively	(19,103)	(20,273)	(20,865)
Shares purchased – 7,052 shares in 2004, 15,909 shares in 2003, and 31,800 shares in 2002	(254)	(377)	(746)
Forfeited restricted stock – 954 shares in 2004	(35)	—	—
Shares issued for incentive plans – 248,205 shares in 2004, 68,484 shares in 2003, and 59,350 shares in 2002	5,620	1,547	1,338

Balance at end of year – 605,401, 845,600, and 898,175 shares, respectively, at cost	(13,772)	(19,103)	(20,273)

Accumulated other comprehensive income
Balance at beginning of year	(124)	—	—
Minimum pension liability adjustment, net of income taxes	112	(124)	—

Balance at end of year	(12)	(124)	—

Total stockholders’ equity	$185,419	170,234	162,962

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2004, 2003, and 2002

(Thousands of dollars)

	2004	2003	2002
Net income/(loss)	$11,657	8,703	(13,639)

Other comprehensive income/(loss)
Minimum pension liability adjustment	172	(190)	—
Income taxes	(60)	66	—

Total other comprehensive income	112	(124)	—

Comprehensive income/(loss)	$11,769	8,579	(13,639)

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

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

Allowance for Doubtful Accounts — The Company provides an allowance for doubtful accounts based on a review of the specific receivables outstanding. At December 31, 2004 and 2003, the balance in the allowance account was $26,000 and $107,000, respectively.

Inventories — Inventories of logs, lumber, and supplies are stated at the lower of cost or market, primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead. (For additional information, see Note 2 – Inventories.)

Investment in Real Estate Held for Development and Sale — Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities. Indirect and amenity costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company’s four development areas — Chenal Valley, Chenal Downs, Red Oak Ridge, and The Ridges at Nowlin Creek — are allocated to neighborhoods over the entire respective development area based on relative retail values.

Investment in Del-Tin Fiber — Investment in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a 50 percent-owned limited liability company, is carried at cost and is adjusted for the Company’s proportionate share of Del-Tin Fiber’s undistributed earnings or losses. The Company’s equity-method-basis carrying value for its investment in Del-Tin Fiber is evaluated for possible impairment, as applicable under the requirements of Accounting Principles Board Opinion (“APB”) 18, The Equity Method of Accounting for Investments in Common Stock. This evaluation as of December 31, 2002, based on the intent of the Company’s Board of Directors to exit the business, resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of the investment was written off, to zero, for the 2002 Consolidated Balance Sheet. On December 11, 2003, the Company’s Board of Directors revised its intent in regard to selling Deltic’s interest in the joint venture, and the resulting evaluation of fair value for the related investment indicated that fair value exceeded carrying value, which was zero as of December 31, 2003, and the Company resumed recording its equity share of the operating results of Del-Tin Fiber. Accordingly, cash advances to the joint venture during 2004 were recorded as increases in the Company’s investment carrying value, while cash distributions received from the joint venture resulted in reductions in investment carrying value. (For additional information, see Note 3 – Investment in Del-Tin Fiber.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 1 – Significant Accounting Policies (cont.)

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

Revenue Recognition — The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue from the sale of lumber and wood by-products is recorded at the time of shipment due to terms of such sale being designated free on board (“f.o.b.”) shipping point. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested; such intersegment sales, which are made at prices which generally approximate market, are eliminated in the consolidated financial statements. Revenue from timberland and real estate is recorded under the criteria of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 66, Accounting for Sales of Real Estate. Such revenue is recorded when the sale is closed and legal title is transferred, which is generally at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 1 – Significant Accounting Policies (cont.)

Stock-Based Compensation — At December 31, 2004, Deltic had two stock-based compensation plans for which the Company applies the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has awarded restricted stock awards to employees, with vesting requirements based on either fulfilling future service periods, which results in applying fixed-plan accounting standards, or specified performance requirements, which results in applying variable-plan accounting standards. (For additional information, see Note 14 – Incentive Plans.)

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, for the years ended December 31 consisted of the following:

(Thousands of dollars, except per share amounts)	2004	2003	2002
Net income/(loss), as reported	$11,657	8,703	(13,639)
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	468	220	431
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(811)	(769)	(937)

Pro forma net income/(loss)	$11,314	8,154	(14,145)

Basic earnings per share
As reported	$.96	.73	(1.33)
Pro forma	.93	.68	(1.38)

Dilutive earnings per share
As reported	$.96	.73	(1.33)
Pro forma	.93	.68	(1.38)

For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2004, 2003, and 2002, respectively: dividend yields of .9 percent, 1.01 percent, and 1.06 percent; expected volatility of 30 percent, 32.79 percent, and 31.19 percent; risk-free interest rates of 4.10 percent, 4.86 percent, and 4.37 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2004, 2003, and 2002 was $9.50, $7.96, and $9.26, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 1 – Significant Accounting Policies (cont.)

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

The Company also sponsors a defined benefit health care plan and a life insurance benefit plan for substantially all retired employees. The Company measures the costs of its obligations for these plans based on its best estimate. The net periodic costs are recognized as employees render the services necessary to earn these postretirement benefits. (For additional information, see Note 13 – Employee and Retiree Benefit Plans.)

Advertising Costs — Advertising costs, primarily related to marketing efforts for the Company’s real estate developments, are expensed as incurred. These costs amounted to $692,000 in 2004, $638,000 in 2003, and $792,000 in 2002 and are reflected in Cost of Sales on the Consolidated Statements of Income.

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

Net Change in Purchased Stumpage Inventory — Purchased stumpage inventory consists of timber-cutting rights purchased from third parties specifically for use in the Company’s sawmills. Depending on the timing of acquisition and usage of this acquired stumpage inventory, the net change in this inventory can either be a source or use of funds in the Company’s Consolidated Statements of Cash Flows.

Earnings per Common Share — Earnings per share (“EPS”) amounts presented are calculated under the provisions of the SFAS 128, Earnings per Share. Basic earnings per share is computed based on earnings available to common shareholders [net income/(loss) less accrued preferred dividends, if any] and the weighted average number of common shares outstanding. The earnings per share assuming dilution amounts presented are computed based on earnings available to common shareholders and the weighted average number of common shares outstanding, including shares assumed to be issued under the Company’s stock option plans. (For a reconciliation of amounts used in per share computations, see Note 16 – Earnings per Share.)

Shipping and Handling Costs — Shipping and handling costs, such as freight to our customers’ destinations, are accounted for in accordance with the Emerging Issues Task Force (“EITF”) Issue 00-10. As such, shipping and handling costs are included in Cost of Sales in the Company’s Consolidated Statements of Income. These costs, when included in the amount invoiced to customers, are also recognized in Net Sales.

Impact of Recent Accounting Pronouncements — In January 2003, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as updated by FIN 46R. This interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 1 – Significant Accounting Policies (cont.)

entity to finance its activities without additional subordinated financial support for other parties. The consolidation provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and in the first quarter of the fiscal year beginning after June 15, 2003, for variable interest entities acquired before February 1, 2003. The Company has not created or obtained an interest in any such entities since January 31, 2003, and the statement did not have an impact in fiscal year 2004 as a result of the Company’s evaluation of its investment in Del-Tin Fiber under the provisions of FIN 46.

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

In May 2004, the FASB issued FSP FAS 106-2 which bears the same title as FSB FAS 106-1 and supersedes the previous guidance therein. FSP FAS 106-2 provides guidance on accounting for postretirement health care plans with prescription drug benefits that have been determined to be at least actuarially equivalent to those provided within the Act and thus qualify plans for future federal subsidies. Deltic has determined the prescription drug benefits under its plan are actuarially equivalent to those provided within the Act. Accordingly, an adjustment resulting from the Act has been included in the postretirement benefit obligation liability as of December 31, 2004, and the amount of related benefit expense for the period then ended. (For additional information, see Note 13 – Employee and Retiree Benefit Plans.)

In November 2004, the FASB released SFAS 151, Inventory Costs, which requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2004. The Company does not expect adoption of SFAS 151 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS 123, Accounting for Stock-Based Compensation. This revision will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, with early adoption for interim periods for which financial statements have not been issued encouraged. It applies to all awards granted after the required effective date and to awards modified, repurchased, or canceled after that date. The Company has elected to adopt the revised statement effective for its third quarter 2005 financial statements. As required, cost of stock-based compensation will be recognized for the portion of outstanding awards for which the requisite service has not been rendered as of June 30, 2005, based on the grant-date fair value of those awards. The granting of stock-based compensation is at the discretion of the Company’s Executive Compensation Committee (“the Committee”). The effect of adoption of SFAS 123 (Revised) will be dependent upon the amount of awards granted by the Company in future periods, but, on an annual basis, is expected to be comparable to the amounts reflected in the pro forma disclosures as presented in the Stock-Based Compensation policy included within this footnote.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 1 – Significant Accounting Policies (cont.)

In December 2004, the FASB issued SFAS 152, Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67. This statement requires real estate time-sharing transactions to be accounted for as nonretail land sales and is effective for fiscal years beginning after June 15, 2005. The Company is not engaged in time-sharing transactions, accordingly, adoption of SFAS 152 is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement amends APB 29 concerning the accounting for exchanges of similar productive assets. These transactions will now be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material effect on its consolidated financial statements.

Note	2 – Inventories

Inventories at December 31 consisted of the following:

(Thousands of dollars)	2004	2003
Logs	$1,005	1,741
Lumber	4,253	3,604
Materials and supplies	308	433

	$5,566	5,778

For both financial and income tax purposes the Company utilizes the lower of cost or market basis for determining inventory carrying values. Lumber inventory amounts at December 31, 2004 and 2003, are stated at lower of cost or net realizable value.

Note 3 – Investment in Del-Tin Fiber

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 3 – Investment in Del-Tin Fiber (cont.)

Due to the Company’s commitment to fund its share of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company continued to recognize its share of Del-Tin Fiber’s operating losses to the extent of these advances during 2003. For the year, Deltic’s operating advances to the facility approximated its equity share of losses of the plant and amounted to $4,729,000. Deltic made additional advances of $4,228,000, during 2003, representing its half of the facility’s 2003 quarterly sinking fund obligation, which the Company had recorded as a current contingent liability in 2002, in accordance with SFAS 5, Accounting for Contingencies. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture while continuing to improve operating and financial results of the plant. Due to this decision, Deltic’s evaluation of impairment as of December 31, 2003, was primarily based upon the estimated future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. Considering the Company’s revised intent, the resulting estimated fair value of the Company’s investment exceeded the investment’s carrying value, which was zero as of December 31, 2003, and the Company resumed recording its equity share of the operating results of Del-Tin Fiber and recording cash advances as increases in its investment in the facility, while cash distributions received from the joint venture decrease its investment.

In performing the respective impairment evaluations, the Company’s management made a number of estimates and assumptions related to future operating results for Del-Tin Fiber, the sale of its ownership interest, the expected selling price for its investment if sold, and the ability to refinance the joint venture’s long-term debt. The management of Del-Tin Fiber has performed evaluations of possible impairment of the long-lived assets of the plant in accordance with SFAS 121 and/or SFAS 144, as applicable. To-date, these analyses have indicated that no impairment exists at the Del-Tin Fiber level.

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

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions pursuant to which, $60,000,000 of its $89,000,000 industrial revenue bonds were redeemed. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30,000,000 which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29,689,000 to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 3 – Investment in Del-Tin Fiber (cont.)

payment of 50 percent ($29,095,000 at December 31, 2004) of Del-Tin’s obligations under its credit agreement. This new credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17,500,000, the production support agreement, and the need for the series of one-year operating working capital commitments being fully extinguished.

The Company has adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). In accordance with FIN 45, Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000 and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. Simultaneously, the offsetting amount which represents the difference between the Company’s recorded investment in Del-Tin Fiber and its underlying equity in the net assets of the joint venture is being amortized over the same period as the guarantee. The amortization of the guarantee and the basis difference are netted for purposes of financial reporting and result in no net income statement effect. At December 31, 2004, Deltic’s remaining liability regarding the guarantee was $3,278,000.

Under the operating agreement, Del-Tin Fiber’s employees operate the plant. Deltic has committed to provide a portion of the plant’s fiber and wood fuel supply at market prices. During 2004, 2003, and 2002, Deltic sold Del-Tin Fiber approximately $3,890,000, $4,099,000, and $3,018,000, respectively, of these lumber manufacturing by-products. As of December 31, 2004 and 2003, the Company had a receivable from Del-Tin Fiber of $54,000 and $78,000, respectively.

Del-Tin Fiber’s financial position at year-end 2004 and 2003 and results of operations for years of 2004 and 2003 consisted of the following:

(Thousands of dollars)	2004	2003
Condensed Balance Sheet Information
Current assets	$7,107	7,330
Debt service reserve funds	—	3,521
Bond sinking funds	—	23,059
Property, plant, and equipment – net	93,201	95,325
Other noncurrent assets	528	491

Total assets	$100,836	129,726

Current liabilities	$10,616	3,462
Long-term debt	51,500	89,000
Members’ capital/(deficit)	38,720	37,264

Total liabilities and members’ capital/(deficit)	$100,836	129,726

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 3 – Investment in Del-Tin Fiber (cont.)

(Thousands of dollars)	2004	2003
Condensed Income Statement Information
Net sales	$65,407	48,743

Costs and expenses
Cost of sales	52,964	47,114
Depreciation	5,971	5,260
General and administrative expenses	2,278	2,045
Other expenses	220	530

Total costs and expenses	61,433	54,949

Operating income/(loss)	3,974	(6,206)
Interest income	186	184
Gain/(loss) on extinguishment of debt	(217)	—
Interest and other debt expense	(2,917)	(3,733)

Net income/(loss)	$1,026	(9,755)

At December 31, 2004 and 2003, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $15,502,000 and $18,632,000, respectively. The excess relates primarily to: (1) the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002; (2) interest received by the Company from Del-Tin Fiber prior to plant start-up, which was capitalized by Deltic as a reduction of its investment and was being amortized into income using the straight-line method over a 60-month period (Del-Tin capitalized the interest paid to the Company into its property, plant, and equipment accounts, and it is being depreciated into the facility’s results of operations.); and (3) the estimated fair value of the guarantee of Del-Tin Fiber’s credit agreement recorded by the Company in its 2004 Consolidated Balance Sheet.

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

Accordingly, the investment in Del-Tin Fiber is carried at cost, adjusted for the Company’s proportionate share of undistributed earnings or losses. Cumulative net losses for the facility have amounted to $95,042,000, $47,521,000 net to the Company. During 2004, the Company received $1,400,000 in distributions from Del-Tin Fiber. Prior to 2004, no earnings have been available for distribution to the owners. Contributions to Del-Tin Fiber by the Company as of December 31, 2004, have amounted to $68,547,000.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 4 – Timber and Timberlands

Timber and timberlands at December 31 consisted of the following:

(Thousands of dollars)	2004	2003
Purchased stumpage inventory	$6,993	8,688
Timberlands	79,650	78,438
Fee timber	196,406	192,007
Logging facilities	1,778	1,773

	284,827	280,906
Less accumulated cost of fee timber harvested and facilities depreciation	(70,117)	(65,866)

	$214,710	215,040

Cost of fee timber harvested amounted to $4,480,000 in 2004, $6,608,000 in 2003, and $8,426,000 in 2002. Depreciation of logging facilities was $24,000, $25,000, and $30,000 for the years 2004, 2003, and 2002, respectively.

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment at December 31 consisted of the following:

(Thousands of dollars)	Range of Useful Lives	2004	2003
Land	N/A	$125	125
Land improvements	10-20 years	4,268	4,006
Buildings and structures	10-20 years	5,402	5,273
Machinery and equipment	3-15 years	74,572	70,520

		84,367	79,924
Less accumulated depreciation		(48,600)	(43,042)

		$35,767	36,882

Depreciation of property, plant, and equipment charged to operations was $6,684,000, $6,712,000, and $6,768,000 in 2004, 2003, and 2002, respectively.

Gains/(losses) on disposals or retirements of assets included in income were losses of $59,000 in 2004 and $284,000 in 2003 and a gain of $15,000 in 2002.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 6 – Credit Facilities

On September 30, 2003, the Company entered into an agreement with SunTrust Bank and other domestic banks which provides an unsecured, committed revolving credit facility totaling $125,000,000, inclusive of a $50,000,000 letter of credit feature. The agreement will expire July 15, 2007, and replaced the Company’s former facility, which totaled $105,000,000, that was scheduled to expire July 15, 2004. As of December 31, 2004 and 2003, $109,300,000 and $80,000,000 was available in excess of all borrowings outstanding under or supported by the respective facilities. Borrowings under the current agreement bear interest at a base rate or an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company’s total debt to EBITDA ratio. Borrowings outstanding at December 31, 2004 and 2003, amounted to $15,700,000 and $45,000,000, respectively. Fees associated with the current revolving credit facility include a commitment fee of .25 to .4 percent per annum on the unused portion of the committed amount. The agreement contains restrictive covenants, including a minimum consolidated net worth of the sum of $155,000,000, plus 50% of cumulative consolidated net income from July 1, 2003, and a maximum leverage ratio of .6 to 1.

The Company may also borrow up to $1,000,000 under a short-term credit facility with BancorpSouth. The agreement expires December 15, 2005, with renewal annually. The amount available to the Company under this facility is reduced by any borrowings by Deltic. As of December 31, 2004 and 2003, Deltic had no borrowings outstanding under this line of credit, resulting in $1,000,000 available to the Company. Borrowings bear interest based upon the New York Prime. Deltic also has an agreement with BancorpSouth which provides a $2,000,000 letter of credit facility. This agreement expires December 15, 2005, with renewal annually. Amounts available to the Company under the facility are reduced by any letters of credit issued on behalf of the Company. Outstanding letters of credit as of December 31, 2004 and 2003, were $706,000 and $344,000, respectively, resulting in $1,294,000 and $1,656,000, respectively, available to Deltic.

In addition, Deltic has an agreement with Regions Bank which provides a $1,000,000 letter of credit facility. The agreement is renewable annually. Amounts available to Deltic under the facility are reduced by any letters of credit issued on behalf of the Company. Outstanding letters of credit totaled $480,000 as of December 31, 2004 and December 31, 2003, leaving $520,000 available to the Company at the end of both years. (For additional information regarding these financial instruments, see Note 11 – Fair Value of Financial Instruments.)

Note 7 – Indebtedness

The Company’s indebtedness at December 31 consisted of the following:

(Thousands of dollars)	2004	2003
Notes payable, 3.53%*, due 2007	$15,700	45,000
Senior notes payable, 6.7%, due 2008	40,000	40,000
Senior notes payable, 6.01%, due 2008-2012	30,000	30,000
Other notes payable, 5%*, due 2005-2006	56	120

	85,756	115,120
Less: Current maturities of long-term debt	(32)	(64)

Long-term debt at December 31	$85,724	115,056

*	Weighted average interest rate at December 31, 2004.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 7 – Indebtedness (cont.)

The $15,700,000 of notes payable designated as due in 2007 represents the outstanding balance under the Company’s revolving credit facility agreement with SunTrust Bank and a group of other domestic banks. The agreement will expire on July 15, 2007. The Company incurred costs of $476,000 related to the securing of this facility, which was deferred and is being amortized as additional interest expense over the term of the agreement.

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

On December 20, 2002, Deltic successfully completed the private placement of $30,000,000 of senior notes with Metropolitan Life and a group of other domestic insurance companies. These unsecured notes have a fixed stated interest rate of 6.01 percent and mature on December 20, 2012. Semiannual installments of $3,333,000, or such lesser amount as shall be outstanding, are required beginning on December 20, 2008. The note terms allow for prepayment at the option of the Company in an amount of not less than five percent of the principal amount outstanding at the time of any prepayment. The agreement contains certain restrictive financial covenants, including a minimum consolidated tangible net worth of the sum of $148,299,000, plus 25 percent of cumulative consolidated adjusted net income from October 1, 2002, and a maximum consolidated debt to consolidated net capitalization ratio of .6 to 1. The Company incurred $179,000 of costs related to the issuance of these notes, which was deferred and is being amortized as additional interest expense over the term of the underlying debt.

The scheduled maturities of long-term debt for the next five years are $32,000 in 2005, $24,000 in 2006, $15,700,000 in 2007, $43,333,000 in 2008, and $6,667,000 in 2009. (For additional information regarding financial instruments, see Note 6 – Credit Facilities and Note 11 – Fair Value of Financial Instruments.)

Note 8 – Redeemable Preferred Stock

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 9 – Income Taxes

The components of income tax expense/(benefit) related to income/(loss) from operations for the years ended December 31, 2004, 2003, and 2002, consisted of the following:

(Thousands of dollars)	2004	2003	2002
Federal
Current	$5,534	4,270	(420)
Deferred	387	466	(6,689)

	5,921	4,736	(7,109)
State
Current	21	40	412
Deferred	1,290	208	(1,025)

Total	$7,232	4,984	(7,722)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective rates on income/(loss) from operations before income taxes consisted of the following:

	2004	2003	2002
Statutory income tax rate	35%	35%	(35)%
State income taxes, net of federal income tax benefit	4	2	(1)
Other	(1)	(1)	—

Effective income tax rate	38%	36%	(36)%

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, showing the tax effects of significant temporary differences, consisted of the following:

(Thousands of dollars)	2004	2003
Deferred tax assets
Investment in real estate held for development and sale	$12,866	12,665
State NOL carryforward	3,769	5,238
Postretirement and other employee benefits	4,340	3,144
AMT credit carryforward	—	384
Other deferred tax assets	928	616

Total deferred tax assets	21,903	22,047
Less valuation allowance	(2,612)	(2,911)

Total deferred tax assets – net	19,291	19,136

Deferred tax liabilities
Investment in Del-Tin Fiber	(5,168)	(3,634)
Timber and timberlands	(19,827)	(19,801)
Property, plant, and equipment	(7,303)	(7,328)
Other deferred tax liabilities	(608)	(251)

Total deferred tax liabilities	(32,906)	(31,014)

Net deferred tax assets/(liabilities)	$(13,615)	(11,878)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 9 – Income Taxes (cont.)

Net long-term deferred tax liabilities were $14,351,000 at December 31, 2004, and $12,559,000 at December 31, 2003. In addition, short-term deferred tax assets of $736,000 at December 31, 2004, and $681,000 at December 31, 2003, are included in the Consolidated Balance Sheets in Prepaid Expenses and Other Current Assets for the respective years.

As of December 31, 2004 and 2003, the Company had valuation allowances of $2,612,000 and $2,911,000, respectively, to reduce its deferred tax assets to estimated realizable value. The valuation allowances relate to the deferred tax assets arising from state tax loss carryforwards. The net changes in the valuation allowances were a decrease of $299,000 in 2004 and increases of $769,000 and $1,185,000 in 2003 and 2002, respectively, and were principally due to changes in potential use or expiration of net operating losses for state tax purposes.

In assessing the realizability of deferred tax assets, Deltic’s management considers whether it is more likely than not that some portion or all of the Company’s total deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of the valuation allowance, at December 31, 2004, as reductions of future taxable income or by utilizing available tax planning strategies. However, the amount of the net deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

At December 31, 2004, the Company had operating loss carryforwards for state tax purposes of approximately $62,820,000. Of this amount, $8,615,000 expires in 2005, $21,664,000 expires in 2006, $23,521,000 expires in 2007, and $9,020,000 expires in 2008. An additional $1,401,000 will expire if not utilized as expected upon the filing of Deltic’s 2004 Arkansas state income tax return. At December 31, 2004, the Company had prepaid federal income taxes totaling $342,000 reflected in the 2004 Consolidated Balance Sheet in Prepaid Expenses and Other Current Assets; no such prepayment existed as of December 31, 2003.

The Company was part of the consolidated income tax return of its former parent, Murphy Oil Corporation (“Murphy Oil”), for periods prior to its spin-off on January 1, 1997. Under the terms of a tax sharing agreement between the Company and Murphy Oil which governs tax matters for this period, Murphy Oil personnel handle the administration of any tax disputes. During 2003, Murphy Oil closed the audit of its returns for 1992 –1994, and Deltic paid Murphy Oil $325,000 in additional taxes which resulted in additional deferred tax assets related to its investment in real estate held for development and sale. Therefore, such settlement had no material impact on total income tax expense/(benefit). With this settlement, all tax years under the tax sharing agreement are now closed, and the Company anticipates no further adjustments relating to returns filed during those years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 10 – Stockholders Rights Plan

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

Note 11 – Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2004 and 2003. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except the current portion of noncurrent notes receivable and current maturities of long-term debt, all of which have fair values approximating carrying values.

	2004		2003
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Funds held by trustee	$—	—	4,583	4,583
Notes receivable	$100	141	110	143
Financial liabilities
Long-term debt, including current maturities	$(85,756)	(97,652)	(115,120)	(128,584)
Guarantees	$(3,278)	(3,278)	—	—
Off-balance sheet exposures
Guarantees	$—	—	—	(16,461)
Letters of credit	$—	(1,186)	—	(824)

Funds held by trustee — The carrying amount approximates its fair value.

Notes receivable, including current portion, and long-term debt, including current maturities — The fair value is estimated based on current rates at which the Company could borrow funds with similar remaining maturities.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 11 – Fair Value of Financial Instruments (cont.)

Guarantees — For 2004, the carrying amount approximates its fair value. For 2003, the fair value is based on the estimated cost to settle these obligations by discounting the estimated future cash flows based on current rates at which the Company could borrow funds with similar remaining maturities.

Letters of credit — The fair value is based on the estimated cost to settle these obligations.

Note	12 – Concentration of Credit Risks

Financial instruments which potentially subject the Company to credit risk are trade accounts receivable. These receivables normally arise from the sale of wood products and real estate. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company’s customer base. No single customer accounted for a significant amount of the Company’s sales of wood products or real estate in 2004, 2003, or 2002. At December 31, 2004 and 2003, there were no significant accounts receivable from a single customer.

Note 13 – Employee and Retiree Benefit Plans

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

	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2004	2003	2004	2003
Change in projected benefit obligation
Benefit obligation at January 1	$18,562	15,485	9,342	7,930
Service cost	719	771	329	384
Interest cost	1,094	1,001	465	552
Participant contributions		—	46	33
Plan amendments	—	—	219	—
Actuarial (gain)/loss	(286)	634	(1,608)	562
Curtailments[1]	—	(6)	—	(58)
Special termination benefits[2]	1,037	916	—	156
Benefits paid	(508)	(239)	(368)	(217)

Benefit obligation at December 31	$20,618	18,562	8,425	9,342

Change in plan assets
Fair value of plan assets at January 1	$12,444	11,594	—	—
Actual return on plan assets	945	1,052	—	—
Employer contributions	173	37	322	184
Participant contributions	—	—	46	33
Benefits paid	(508)	(239)	(368)	(217)

Fair value of plan assets at December 31[3]	$13,054	12,444	—	—

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 13 – Employee and Retiree Benefit Plans (cont.)

Reconciliation of funded status of plans
Funded status of plans	$(7,499)	(6,087)	(8,360)	(9,342)
Unrecognized actuarial (gain)/loss	3,713	4,129	1,572	3,275
Unrecognized prior service cost	310	360	202	—

Accrued benefit cost[4]	$(3,476)	(1,598)	(6,586)	(6,067)

Assumptions
Weighted average discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	4.60%	4.60%	N/A	N/A

[1]	Reflects impact of the severance of one shift at one of the Company’s two sawmills.
[2]	Reflects impact of enhanced retirement benefits granted to certain employees upon retirement.
[3]	Primarily includes listed stocks and bonds, government securities, and U.S. agency bonds.
[4]	Included in the Consolidated Balance Sheets in Other Noncurrent Liabilities.

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

(Thousands of dollars)	2004	2003	2002
Retirement plans
Service cost	$719	771	658
Interest cost	1,094	1,001	883
Expected return on plan assets	(920)	(878)	(1,027)
Amortization of prior service cost	51	53	53
Amortization of transitional asset	—	(35)	(49)
Recognized actuarial (gain)/loss	104	165	16

Net periodic benefit cost	1,048	1,077	534
Additional expense recognized due to curtailments	—	21	—
Additional expense recognized due to special termination benefits	1,037	916	—

Net retirement expense	$2,085	2,014	534

Other postretirement benefits
Service cost	$329	384	292
Interest cost	465	552	413
Amortization of prior service cost	18	—	—
Recognized actuarial (gain)/loss	31	180	52
Special termination benefits	—	156	—

Other postretirement benefits expense	$843	1,272	757

Assumptions
Weighted average discount rate	6.25%	6.50%	7.25%
Expected long-term rate of return on plan assets	7.50%	7.50%	8.50%
Rate of compensation increase	4.60%	4.60%	4.60%

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 13 – Employee and Retiree Benefit Plans (cont.)

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

Retirement Plans — The accumulated benefit obligations for the Company’s retirement plans were $16,345,000 and $13,951,000 at December 31, 2004, and 2003, respectively. For the Company’s qualified plan, the projected benefit obligation (“PBO”) exceeded the fair value of plan assets by $4,756,000 and $4,080,000 at December 31, 2004 and 2003, respectively. The qualified plan’s accumulated benefit obligation (“ABO”) at December 31, 2004 exceeded the fair value of plan assets by $718,000 and accordingly, a liability is included in the 2004 Consolidated Balance Sheet in Other Noncurrent Liabilities. The fair value of plan assets exceeded the ABO at December 31, 2003 by $237,000 and thus, no recognition of a minimum pension liability was required for the qualified plan. The Company does not fund its nonqualified plan; therefore, this plan has no assets. At year-end 2004 and 2003, the PBO for this nonqualified plan was $2,808,000 and $2,038,000, respectively. The Company recorded an actuarial determined liability, related to this nonqualified plan, in the amount of $2,490,000 at December 31, 2004, and $1,524,000 at December 31, 2003, which is reflected in the Consolidated Balance Sheets in Other Noncurrent Liabilities. As of December 31, 2004 and 2003, the ABO for the nonqualified plan exceeded the actuarial liability by $18,000 and $190,000, respectively. As a result, the Company has recorded the appropriate additional minimum pension liability for this amount, which is reflected in the 2004 and 2003 Consolidated Balance Sheets in Other Noncurrent Liabilities.

The weighted average asset allocation for the Company’s qualified retirement plan at December 31, 2004 and 2003, by asset category, consisted of the following:

	2004 Target Allocation	2004	2003 Target Allocation	2003
Equity securities	45-65%	63%	40-65%	51%
Debt securities	35-55%	33%	40-60%	47%
Cash equivalents	0-5%	4%	0-15%	2%

		100%		100%

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 13 – Employee and Retiree Benefit Plans (cont.)

The current funding status of the qualified retirement plans is expected to require the Company to make a contribution during 2005 of $582,000. Deltic expects to contribute $226,000 in 2005 to fund benefits to be paid from its nonqualified retirement plan. Estimated benefits to be paid from the retirement plans amount to $645,000 in 2005, $677,000 in 2006, $740,000 in 2007, $802,000 in 2008, $865,000 in 2009, and $5,949,000 in the period 2010 through 2014.

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

During the third quarter of 2004, Deltic applied the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to its obligation under the Company’s other postretirement benefits plan. The prescription drug benefits offered by the Company’s plan were determined to be at least actuarially equivalent to those provided with the Act, which qualifies the plan to receive federal subsidy payments under Medicare Part D. The amount of the reduction in the Company’s obligation under the plan relating to benefits received from the Act attributable to past service was $590,000. The reduction in the postretirement benefit expense for 2004, as a result of the application of the federal subsidy, was $65,000. Estimated contributions by the Company for other postretirement benefits, net of the expected Medicare Part D subsidy, amount to $346,000 in 2005, $376,000 in 2006, $433,000 in 2007, $508,000 in 2008, $567,000 in 2009, and $3,895,000 in the period 2010 through 2014.

In determining the benefit obligation for health care at December 31, 2004, health care inflation cost was assumed to increase at an annual rate of nine percent in 2004, and one percent in 2005, then decreasing one percent per year to five percent in 2010 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point increase in the assumed health care cost trend would increase the aggregate service and interest cost components of periodic benefit cost for 2004 by $68,000 and the benefit obligation by $601,000, while a one percentage-point decrease in the assumed rate would decrease the 2004 cost components by $60,000 and the benefit obligation by $544,000.

Thrift Plan — Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s allotment. Company contributions to this plan were $342,000 in 2004, $311,000 in 2003, and $290,000 in 2002.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 14 – Incentive Plans

Stock Incentive Plan

On April 25, 2002, the Company’s shareholders approved the Deltic Timber Corporation 2002 Stock Incentive Plan (“the 2002 Plan”). The 2002 Plan replaced the 1996 Stock Incentive Plan (“the 1996 Plan”), which was terminated. At December 31, 2004, remaining outstanding options under the 1996 Plan totaled 100,847 shares, all of which were exercisable. No further awards will be made under the 1996 Plan. Outstanding options under the 1996 Plan will expire from 2006 to 2011 if not exercised and have an average exercise price of $25.09 based on the fair market value at date of grant.

The 2002 Plan permits annual awards of shares of the Company’s common stock to executives, other key employees, and nonemployee directors. Under the plan, the Executive Compensation Committee (“the Committee”) is authorized to grant: (1) stock options; (2) restricted stock and restricted stock units; (3) performance units; and (4) other stock-based awards, including stock appreciation rights and rights to dividends and dividend equivalents. The number of shares available for issuance under the 2002 Plan is 1,800,000 shares unless adjustment is determined necessary by the Committee as the result of dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At December 31, 2004, 1,458,362 of these 1,800,000 shares were available for award under the 2002 Plan. No participant in the 2002 Plan may receive options and stock appreciation rights in any calendar year that relates to more than 50,000 shares, and the maximum number of shares which may be awarded as restricted stock and restricted stock units or other stock-based awards is 180,000 shares. The Company applies the intrinsic value method of APB 25 to account for stock-based compensation, accruing costs of any stock options and restricted stock over the respective vesting/performance periods. The cost of stock-based compensation is reflected in General and Administrative Expenses on the Consolidated Statements of Income and amounted to $720,000 in 2004, $339,000 in 2003, and $664,000 in 2002. (For additional information regarding the Company’s stock-based compensation, including the effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, see Note 1 – Significant Accounting Policies.)

Stock Options — For each option granted under the 2002 Plan, the Committee fixes the option price at not less than fair market value on the date of the grant and the option term, not to exceed 10 years from date of grant. (Options granted in 2002 were awarded in February 2002 subject to shareholder approval in April. As a result of an increase in the market value of the Company’s common stock from the grant date to the approval date, these options have an intrinsic value of $3.46 per share. The resulting fixed stocked-based compensation cost is being recognized over the vesting period for these options.) Replacement options granted due to the spin-off from Murphy Oil were for ten years from original grant date and nonqualified. New options granted in 1997 and 1998 were for ten years and primarily incentive. Options granted since 1998 have been for ten years and nonqualified. All outstanding options have an option price not less than the market value on the grant date, with a range in option prices of $22.0625 to $32.565 per share. For options granted in 1997, exclusive of replacement options, one-half could be exercised or surrendered after two years and the remainder after three years. For options granted from 1998 through 2001, one-half could be exercised or surrendered after one year and the remainder after three years. During 2002 and 2003, the Company granted options for 162,250 shares and 129,750 shares, respectively. For 122,250 shares and 121,750 shares granted in 2002 and 2003, respectively, one-half may be exercised or surrendered after one year and the remainder after three years, and the remaining 40,000 shares and 8,000 shares, respectively, awarded to nonemployee directors at an option price of $29.295 in 2002 and $24.31 in 2003, were vested immediately when awarded. During 2004, the

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 14 – Incentive Plans (cont.)

Company granted options for 39,687 shares, at an option price of $32.565, one-fourth may be exercised or surrendered after each one-year period over the subsequent four years from issuance.

Changes in options outstanding, including replacement options, consisted of the following:

	Number of Options	Average Exercise Price
Outstanding at December 31, 2001	393,031	$23.58
Granted	162,250	$29.295
Surrendered/exercised	(59,350)	19.56
Forfeited/expired	(2,125)	26.00

Outstanding at December 31, 2002	493,806	$25.94
Granted	129,750	$25.02
Surrendered/exercised	(68,484)	22.97
Forfeited/expired	(2,500)	25.45

Outstanding at December 31, 2003	552,572	$26.09
Granted	39,687	$32.565
Surrendered/exercised	(214,225)	25.20
Forfeited/expired	(20,200)	26.82

Outstanding at December 31, 2004	357,834	$27.29

Exercisable at December 31, 2002	282,955	$25.36
Exercisable at December 31, 2003	316,972	$26.25
Exercisable at December 31, 2004	226,847	$26.55

Additional information about stock options outstanding at December 31, 2004, consisted of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Average Life in Years	Average Exercise Price	Number of Options	Average Exercise Price
$22.0625 - $25.2500	158,847	5.9	$24.29	116,972	$24.28
$28.0300 - $32.5650	198,987	7.0	29.69	109,875	28.96

	357,834	6.5	27.29	226,847	26.55

Restricted Stock and Restricted Stock Units — The Committee may grant restricted stock and restricted stock units to selected employees, with conditions to vesting for each grant established by the Committee. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 14 – Incentive Plans (cont.)

Changes in shares of restricted stock outstanding consisted of the following:

	2004	2003	2002
Balance at beginning of year	20,750	20,750	34,094
Granted	33,980	—	—
Forfeited	(954)	—	—
Awarded	(20,750)	—	(13,344)

Balance at end of year	33,026	20,750	20,750

The fair value per share of restricted stock granted in 2004, at the date of grant, was $32.54. Unearned compensation was charged for the market value of the granted restricted shares. Unearned compensation is shown as a reduction of stockholders’ equity in the Consolidated Balance Sheets as Unamortized Restricted Stock Awards. For the 20,990 shares granted with vesting requirements based on fulfilling future service periods, the unearned compensation is being amortized to expense over the four-year restricted period. For the 12,990 shares granted with specified performance requirements, the market value of the granted restricted shares is adjusted to reflect the current market value of the Company’s stock, as required by variable-plan accounting standards, and the adjusted total unearned compensation is being amortized to expense over the four-year performance period.

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

Incentive Compensation Plan

Cash Awards — The Company has an incentive compensation plan that provides for annual cash awards to officers and key employees based on actual results for a year compared to objectives established by the Executive Compensation Committee, which administers the Plan, at the beginning of that year. Provisions for cash incentive awards of $1,205,000, $703,000, and $358,000 were recorded in 2004, 2003, and 2002, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 15 – Supplemental Cash Flows Disclosures

Income taxes paid, net of refunds, were $5,382,000 and 2,538,000 in 2004 and 2003, respectively. During 2002, a net refund of $1,096,000 was received. Interest paid was $5,746,000, $6,425,000, and $4,171,000 in 2004, 2003, and 2002, respectively. No interest was capitalized in 2004, 2003, or 2002.

Noncash investing and financing activities excluded from the Consolidated Statements of Cash Flows for 2004 were a non-cash accrual recorded in 2004 for the Company’s estimated fair value of its guarantee of Del-Tin Fiber’s long-term debt in the amount of $3,450,000, non-cash purchases of treasury stock in the amount of $254,000, and the non-cash issuance of restricted stock awards in the amount of $1,249,000. Also, a non-cash accrual was recorded as of December 31, 2002, for the contingent liability related to the 2003 sinking fund deposits of Del-Tin Fiber that were more likely than not to be required from the Company, in the amount of $4,478,000. (For additional information regarding the contingent liability, see Note 3 – Investment in Del-Tin Fiber and Note 17 – Commitments and Contingencies.)

(Increases)/decreases in operating working capital other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

(Thousands of dollars)	2004	2003	2002
Trade accounts receivable	$(2,255)	(1,013)	1,090
Other receivables	1,022	1,293	1,367
Inventories	213	478	(692)
Prepaid expenses and other current assets	(271)	295	(180)
Trade accounts payable	1,307	(544)	(208)
Accrued taxes other than income taxes	41	52	4
Income taxes payable	519	204	—
Deferred revenues and other accrued liabilities	631	177	151

	$1,207	942	1,532

Note 16 – Earnings per Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

(Thousands of dollars, except per share amounts)	2004	2003	2002
Income/(loss) from continuing operations	$11,657	8,703	(13,639)
Less preferred dividends declared	—	—	(2,249)

Earnings available to common shareholders	$11,657	8,703	(15,888)

Weighted average number of common shares used in basic EPS	12,122	11,924	11,919
Effect of dilutive stock options*	67	31	—

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,189	11,955	11,919

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 16 – Earnings per Share (cont.)

(Thousands of dollars, except per share amounts)	2004	2003	2002
Earnings per common share
Basic	$.96	.73	(1.33)
Assuming dilution	$.96	.73	(1.33)

*	Additional potential common shares from stock options outstanding for 2002, amounting to 39,000, were excluded from the calculation of diluted earnings per share since they would result in antidilution due to the loss from continuing operations available to common shareholders.

Note 17 – Commitments and Contingencies

Commitments — Commitments for capital expenditures at December 31, 2004, were approximately $451,000 for timber and timberlands; $840,000 for property, plant, and equipment; and $8,304,000 for investment in real estate held for development and sale.

Contingencies — The Company has various contingencies related to its investment in Del-Tin Fiber and has either recorded such contingencies into its financial statements or disclosed the conditions of the contingency as required by SFAS 5, Accounting for Contingencies, and FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. (For the details of these contingencies, see Note 3 – Investment in Del-Tin Fiber.) The Company is also involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note	18 – Business Segments

The Company’s four reporting segments consist of Deltic’s three operating business units and its corporate function. Each reporting entity has a separate management team and infrastructure that offers different products and/or services.

Woodlands operations manage the Company’s Southern Pine timberlands located primarily in Arkansas and north Louisiana and derive revenue from the harvest of timber from the timberlands in accordance with its harvest plans, and either sells timber to third parties in the domestic market or to the Company’s Mills segment for conversion into lumber. In addition, this segment may, from time to time, identify and sell a portion of its timberland holdings that is either non-strategic to future timberland management activities or has appreciated, due primarily to location, to a level that exceeds its value as a timber-growing asset. This segment also generates revenue from the leasing of hunting, oil and gas, and other rights on its timberlands.

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

Real Estate operations, which include real estate developments, add value to former timberland by developing it into upscale, planned residential and commercial developments. These developments, which are generally centered around a core amenity, are being developed in stages. To-date, real estate sales have consisted primarily of residential lots sold to builders or individuals, commercial site sales, and sales of undeveloped acreage. In addition, this segment currently leases retail and office space to third parties in a retail center constructed by the Company, and held for sale, in one of its developments. This segment also manages: (1) a real estate brokerage subsidiary which currently generates commission revenue by reselling existing homes and (2) a country club operation, Chenal Country Club, Inc., around which the Company’s Chenal Valley development is centered. This club operation derives its revenues from membership services, food and beverage sales, and membership dues.

Corporate operations consist primarily of senior management, planning, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. The Company currently does not allocate the cost of maintaining these support functions to its operating units.

The accounting policies of the reportable segments are the same as those described in Note 1 – Significant Accounting Policies. The Company evaluates the performance of its segments based on operating income before results of Del-Tin Fiber, an equity method investee; interest income and expense; other nonoperating income or expense; and income taxes. Intersegment revenues consist primarily of timber sales from the Woodlands segment to the Mills operations.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 18 – Business Segments (cont.)

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	2004	2003	2002
Net sales
Woodlands	$31,077	38,210	36,964
Mills	97,963	79,141	70,386
Real Estate	31,080	33,771	15,343
Eliminations[1]	(18,103)	(16,207)	(18,181)

	$142,017	134,915	104,512

Income/(loss) before income taxes
Operating income
Woodlands	$19,603	24,778	22,449
Mills	7,472	(4,847)	(6,370)
Real Estate	8,011	13,103	2,004
Corporate	(11,576)	(8,412)	(6,792)
Eliminations	513	18	(594)

Operating income	24,023	24,640	10,697
Equity in Del-Tin Fiber	366	(4,729)	(28,217)
Interest income	438	476	284
Interest and other debt expense	(5,982)	(6,861)	(4,558)
Other income/(expense)	44	161	433

	$18,889	13,687	(21,361)

Total assets at year-end
Woodlands	$208,847	207,899	202,473
Mills	45,031	48,330	50,541
Real Estate	41,091	43,931	46,100
Corporate[2,3]	14,018	14,150	11,432

	$308,987	314,310	310,546

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$4,836	6,996	8,786
Mills	5,615	5,710	5,840
Real Estate	568	543	454
Corporate	169	96	144

	$11,188	13,345	15,224

Capital expenditures
Woodlands	$6,686	12,408	5,175
Mills	4,797	3,405	3,571
Real Estate	12,519	11,198	15,378
Corporate	165	211	113

	$24,167	27,222	24,237

[1]	Primarily intersegment sales of timber from Woodlands to Mills.
[2]	Includes investment in Del-Tin Fiber, an equity method investee, of $3,858,000, zero, and zero (after write-off of impaired investment carrying value) at December 31, 2004, 2003, and 2002, respectively. (For additional information regarding Del-Tin Fiber, see Note 3 – Investment in Del-Tin Fiber.)
[3]	Includes balance of timberland sales proceeds held by trustee of zero as of December 31, 2004, $4,583,000 as of December 31, 2003, and $447,000 as of December 31, 2002.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 19 – Subsequent Event

Deltic announced on January 19, 2005, that production activities at Del-Tin Fiber would be temporarily curtailed due to damage sustained at the facility from a fire within the plant. The fire damaged the facility’s fiber storage and handling systems. Neither the refiner systems nor continuous press were involved or damaged and no injuries were experienced. Repair of the damaged units was commenced immediately, and the plant resumed production on February 10, 2005.

Note 20 – Financial Results by Quarter (Unaudited)

(Thousands of dollars, except per share amounts)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$27,811	33,997	43,255	36,954	142,017
Gross profit	6,701	8,742	11,709	9,346	36,498
Operating income	3,892	5,781	7,626	6,724	24,023
Net income/(loss)	1,275	2,750	4,182	3,450	11,657
Earnings per common share
Basic	$.11	.23	.34	.28	.96
Assuming dilution	$.11	.23	.34	.28	.96
Dividends per common share	$.0625	.0625	.0625	.0625	.25
Market price per common share
High	$36.04	38.50	40.14	45.99	45.99
Low	30.70	33.26	33.34	38.70	30.70
Close, at period-end	35.48	38.40	39.79	42.45	42.45

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter[1]	Year
Net sales	$32,429	34,960	30,730	36,796	134,915
Gross profit	7,339	8,038	5,280	13,317	33,974
Operating income	5,439	6,114	3,418	9,669	24,640
Net income/(loss)	1,214	2,417	334	4,738	8,703
Earnings per common share
Basic	$.10	.20	.03	.40	.73
Assuming dilution	$.10	.20	.03	.39	.73
Dividends per common share	$.0625	.0625	.0625	.0625	.25
Market price per common share
High	$28.86	28.65	33.70	31.34	33.70
Low	23.35	23.85	27.70	27.96	23.35
Close, at period-end	23.90	28.45	28.92	30.40	30.40

[1]	Includes the impact of enhanced retirement benefits granted to certain employees upon early retirement amounting to $916,000, $575,000 net of related income taxes of $341,000.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

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

The Company’s consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who have expressed their opinion with respect to the fairness of the consolidated financial statements in conformity with generally accepted accounting principles. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Audit Committee of the Board of Directors (“the Audit Committee”) appoints the independent auditors; ratification of the appointment is solicited annually from the shareholders.

The Audit Committee is composed of directors who are not officers or employees of the Company and who have been determined by the Company’s Board of Directors to meet applicable independence standards under the Securities Exchange Act of 1934. The Audit Committee meets periodically with KPMG LLP, the Company’s internal auditor, and representatives of management to review the Company’s internal controls, the quality of its financial reporting, the scope and results of audits, and the independence of the external auditors. The Company’s internal auditor and KPMG LLP have unrestricted access to the Audit Committee, without management’s presence, to discuss audit findings and other financial matters.

/s/ Ray C. Dillon	/s/ Clefton D. Vaughan
Ray C. Dillon	Clefton D. Vaughan
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 9, 2005	March 9, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders

Deltic Timber Corporation:

The management of Deltic Timber Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Deltic’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2004, based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Ray C. Dillon	/s/ Clefton D. Vaughan
Ray C. Dillon	Clefton D. Vaughan
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 9, 2005	March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Deltic Timber Corporation:

We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deltic Timber Corporation and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Deltic Timber Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Deltic Timber Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting , that Deltic Timber Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Deltic Timber Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Deltic Timber Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Deltic Timber Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity , and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Shreveport, Louisiana

March 9, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Deltic Timber Corporation (“Deltic” or “the Company”) has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Deltic conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

Deltic’s management, with the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth quarter in the case of an annual report), and have concluded that there was no change to Deltic’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Deltic’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The sections entitled “Nominees For Election as Directors”, “Directors Whose Term of Office Continue”, and “Committees of the Board of Directors” appearing in the Registrant’s proxy statement for the annual meeting of shareholders to be held on April 28, 2005, sets forth certain information with respect to the directors of the registrant, including directors who serve on the Company’s Audit Committee and who have been designated an Audit Committee financial expert, and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

The sections entitled “Procedures for Stockholder Nominations and Proposals” and “Corporate Governance” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held April 28, 2005 sets forth certain information respectively in regards to applicable procedures for stockholders to submit director nominations and proposals and the Company’s Code of Business Conduct and Ethics and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 28, 2005, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2004, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 28, 2005, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2004, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

The following table sets forth information as of December 31, 2004, with respect to Deltic common stock issuable under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, or rights (a.)	Weighted average exercise price of all outstanding options, warrants, or rights, (b.)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities included in (a.)] (c.)
Equity compensation plans approved by security holders	357,834	$27.29	1,458,362
Equity compensation plans not approved by security holders	—	—	—

	357,834	$27.29	1,458,362

Item 13. Certain Relationships and Related Transactions

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 28, 2005, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2004, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting to be held on April 28, 2005, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2004, which will set forth certain information with respect to principal account fees and services and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	Financial Statements, Schedules and Exhibits.

1.	Consolidated Financial Statements.

Consolidated Balance Sheets - December 31, 2004 and 2003.

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements, including Consolidated Quarterly Income Information (unaudited).

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Financial Statement Schedules.

Financial Statements of Del-Tin Fiber L.L.C., an affiliate accounted for by the equity method, which constituted a significant subsidiary for the years ended January 1, 2005 and January 3, 2004.

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

10	Material contracts.

10.1	Deltic Timber Corporation 2002 Stock Incentive Plan (incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement related to the Annual Meeting of Stockholders on April 25, 2002).

10.2	Distribution Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.4	Credit facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.5	Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.6	Fiber Supply Agreement dated February 21, 1995, with Del-Tin Fiber L.L.C. (incorporated by reference to Exhibit 10.2 to Registrant’s Registration of Securities Report on Form 10).

10.7	Note Purchase Agreement dated December 18, 1998 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Selective Sections of Del-Tin Fiber L.L.C.’s Project Credit Agreement dated November 23, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Revolving Credit Agreement dated June 20, 2001 (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.10	Note Purchase Agreement dated December 20, 2002, (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	First Amended and Restated Revolving Credit Agreement dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.12	Guarantee Agreement between Deltic Timber Corporation and SunTrust Bank related to the Del-Tin Fiber Credit Agreement dated August 26, 2004, included elsewhere herein.

10.13	Annual Incentive Compensation Plan, included elsewhere herein.

10.14	Non Qualified Stock Option Form, included elsewhere herein.

10.15	Restricted Stock Award Agreement and Stock Power, included elsewhere herein.

10.16	Performance Based Restricted Stock Award Agreement and Stock Power, included elsewhere herein.

10.17	Change-in-Control and Involuntary Severance Agreement with CEO, included elsewhere herein.

10.18	Change-in-Control Agreement with CEO Direct Reports, included elsewhere herein.

21	Subsidiaries of the Registrant, included elsewhere herein.

23	Consents of Independent Registered Public Accounting Firm.

23.1	Consent of Independent Registered Public Accounting Firm related to reports on financial statements and internal control over financial reporting of Deltic Timber Corporation, included elsewhere herein.

23.2	Consent of Independent Registered Public Accounting Firm related to report on financial statements of Del-Tin Fiber L.L.C., included elsewhere herein.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

99	Form 11-K, Annual Report for the fiscal year ended December 31, 2004, covering Thrift Plan of Deltic Timber Corporation. To be filed as an amendment of this Annual Report on Form 10-K, not later than 180 days after December 31, 2004.

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date:	March 9, 2005
Ray C. Dillon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 9, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Robert C. Nolan	/s/ J. Thurston Roach
Robert C. Nolan, Chairman and Director	J. Thurston Roach, Director

/s/ Ray C. Dillon	/s/ O. H. Darling, Jr.
Ray C. Dillon, President and Chief	O. H. Darling, Jr., Director
Executive Officer and Director
(Principal Executive Officer)

/s/ R. Madison Murphy	/s/ John C. Shealy
R. Madison Murphy, Director	John C. Shealy, Director

/s/ R. Hunter Pierson, Jr.	/s/ Clefton D. Vaughan
R. Hunter Pierson, Jr., Director	Clefton D. Vaughan, Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer)

/s/ Christoph Keller, III	/s/ Kenneth D. Mann
Christoph Keller, III, Director	Kenneth D. Mann, Controller
(Principal Accounting Officer)

/s/ Alex R. Lieblong
Alex R. Lieblong, Director

FINANCIAL STATEMENT SCHEDULE

PURSUANT TO ITEM 14(a)2

DEL-TIN FIBER L.L.C.

Financial Statements

January 1, 2005 and January 3, 2004

(With Independent Auditor’s Report Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Managers

Del-Tin Fiber L.L.C.:

We have audited the accompanying balance sheets of Del-Tin Fiber L.L.C. as of January 1, 2005 and January 3, 2004, and the related statements of operations and other comprehensive income, cash flows, and members’ capital for each of the fiscal years in the three-year period ended January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del-Tin Fiber L.L.C. as of January 1, 2005 and January 3, 2004, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

KPMG LLP
Shreveport, Louisiana
January 28, 2005

DEL-TIN FIBER L.L.C.

Balance Sheets

At year-end 2004 and 2003

	2004	2003
Assets
Current assets
Cash and cash equivalents	$3,859	$615,634
Accounts receivable, Temple-Inland	3,356,816	2,434,371
Other receivables	19,706	26,569
Inventories	3,352,665	3,641,388
Prepaid expenses and other current assets	373,547	612,363

Total current assets	7,106,593	7,330,325

Debt service reserve funds	—	3,520,663
Bond sinking funds	—	23,059,443
Property, plant, and equipment - net	93,201,513	95,325,176
Deferred debt costs - net	528,287	490,813

Total assets	$100,836,393	$129,726,420

Liabilities and Members’ Capital
Current liabilities
Current installments of long-term debt	$6,000,000	$—
Bank overdraft	1,101,172	—
Accounts payable	1,705,119	1,588,823
Accrued expenses	1,809,700	1,873,372

Total current liabilities	10,615,991	3,462,195

Long-term debt	51,500,000	89,000,000

Total liabilities	62,115,991	92,462,195

Members’ capital	38,720,402	37,264,225

Total liabilities and members’ capital	$100,836,393	$129,726,420

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Statements of Operations and Other Comprehensive Income

For the years 2004, 2003, and 2002

	2004	2003	2002
Net sales	$65,407,297	$48,742,748	$34,132,836

Costs and expenses
Cost of sales	52,964,187	47,113,717	42,949,181
Depreciation	5,971,145	5,260,323	3,893,958
Selling, general, and administrative expenses	2,277,860	2,044,833	1,629,962
Loss on asset dispositions	220,030	529,770	690,041

Total costs and expenses	61,433,222	54,948,643	49,163,142

Income/(loss) from operations	3,974,075	(6,205,895)	(15,030,306)

Interest income	185,714	184,134	145,797
Loss on extinguishment of debt	(216,709)	—	—
Interest and other debt expense	(2,916,903)	(3,733,029)	(4,105,212)

Net Income/(loss)	1,026,177	(9,754,790)	(18,989,721)

Other comprehensive income
Hedge reclassification adjustment	—	—	362,527
Loss in hedge fair value	—	—	(2,586)

Total other comprehensive income	—	—	359,941

Total comprehensive income/(loss)	$1,026,177	$(9,754,790)	$(18,629,780)

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Statements of Cash Flows

For the years 2004, 2003, 2002

	2004	2003	2002
Cash flows from operating activities
Net income/(loss)	$1,026,177	$(9,754,790)	$(18,989,721)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation expense	5,971,145	5,260,323	3,893,958
Loss on dispositions of assets	220,030	529,770	690,041
Amortization of debt issuance cost	202,899	245,407	245,407
Loss on extinguishment of debt	216,709	—	—
Changes in current assets and liabilities, other than cash and cash equivalents
Increase in trade accounts receivable	(922,445)	(515,781)	(510,251)
Decrease in other receivables	6,863	11,284	21,114
(Increase)/decrease in inventories	288,723	(345,808)	130,968
(Increase)/decrease in prepaid expenses and other current assets	238,816	(3,941)	(306,765)
Increase in accounts payable	116,296	311,039	16,382
Increase/(decrease) in accrued expenses	(63,672)	276,269	(132,687)

Net cash provided by/(used in) operating activities	7,301,541	(3,986,228)	(14,941,554)

Cash flows from investing activities
Capital expenditures requiring cash	(4,067,512)	(2,885,249)	(1,907,132)

Net cash used in investing activities	(4,067,512)	(2,885,249)	(1,907,132)

Cash flows from financing activities
Increase/(decrease) in bank overdraft	1,101,172	(1,534,997)	460,927
Cost of debt issuance	(457,082)	—	—
(Increase)/decrease in debt service reserve funds - net	3,520,663	(35,828)	58,574
(Increase)/decrease in bond sinking funds - net	23,059,443	(9,109,446)	(7,877,750)
Proceeds from long-term debt	30,000,000	—	—
Principal payments on long-term debt	(61,500,000)	—	—
Capital contributions by members	3,230,000	18,153,625	24,198,250
Capital distributions to members	(2,800,000)	—	—

Net cash provided by/(used in) financing activities	(3,845,804)	7,473,354	16,840,001

Net increase/(decrease) in cash and cash equivalents	(611,775)	601,877	(8,685)

Cash and cash equivalents, beginning of period	615,634	13,757	22,442

Cash and cash equivalents, end of period	$3,859	$615,634	$13,757

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Statements of Members’ Capital

For the years 2004, 2003, and 2002

Balance at December 29, 2001	$23,656,861

Net loss	(18,989,721)

Capital contributions	24,198,250

Balance at December 28, 2002	28,865,390

Net loss	(9,754,790)

Capital contributions	18,153,625

Balance at January 3, 2004	37,264,225

Net loss income	1,026,177

Capital contributions	3,230,000

Capital distributions	(2,800,000)

Balance at January 1, 2005	$38,720,402

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Notes to financial Statements

January 1, 2005

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

DEL-TIN FIBER L.L.C.

Notes to financial Statements

January 1, 2005

venture.

Under the terms of a separate Fiber Supply Agreement, Deltic will be the preferred supplier of wood fiber, consisting of sawdust, shavings, and chips. Del-Tin will purchase the majority of residual chips produced by Deltic’s Waldo, Arkansas sawmill at a delivered price that approximates the weighted average delivered price of like-kind residual chips available to Del-Tin from third parties in the area. Del-Tin will also have first call on residual chips from Deltic’s sawmill in Ola, Arkansas.

Under the terms of a separate MDF Marketing Agreement, Temple-Inland will serve as the exclusive marketing agent for all MDF produced at the facility for a period of five years from the first day of production of MDF, which was in June 1998. The MDF Marketing Agreement shall be automatically extended for successive five-year periods unless either party elects not to extend.

Accounting Period

The Company’s fiscal year is the 52 or 53-week period ending the Saturday closest to December 31. Fiscal years 2004, 2003, and 2002, ended on January 1, 2005, January 3, 2004, and December 28, 2002, respectively. Reference to years in these financial statements relate to fiscal years rather than calendar years.

Cash and Cash Equivalents

The Company considers short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method for all inventories.

Debt Service Reserve Funds

Debt service reserve funds consisted of cash account balances, restricted under the Company’s prior permanent credit facility, to be used solely to pay debt service to the extent sufficient funds were not available for such scheduled debt service payments in the Company’s operating account. See Note 5 for information on Indebtedness and Financing Arrangements.

Note 1 – Summary of Significant Accounting Policies (continued)

Bond Sinking Funds

Bond sinking funds consisted of cash account balances required by the Company’s prior Credit Facility to be deposited quarterly beginning in 2001. These funds were restricted to use and were to accumulate until 2005, at which time the funds deposited would equal the $89,000,000 in debt outstanding under the prior Credit Facility. See Note 5 for information on Indebtedness and Financing Arrangements.

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

DEL-TIN FIBER L.L.C.

Notes to financial Statements

January 1, 2005

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

Long-lived assets are accounted for under Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are recognized if the estimated fair value of the assets is less than its carrying value. The Company recorded no such impairment in 2004, 2003 or 2002.

Deferred Debt Costs

Deferred debt costs consist of various costs related to obtaining the Company’s long-term financing arrangements. Such costs are stated on the balance sheet at original issuance cost, net of amortization on a straight-line basis over the life of the Credit Facility, which approximates the effective interest method. (For additional information regarding the Company’s financing arrangements, see Note 5 - Indebtedness and Financing Arrangements.)

Revenue Recognition

Revenue from the sale of products is recognized upon passage of title to the customer, which is at the time of shipment.

Income Taxes

Because the Company is a limited liability company, it has the option of being taxed as a partnership

Note 1 – Summary of Significant Accounting Policies (continued)

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

DEL-TIN FIBER L.L.C.

Notes to financial Statements

January 1, 2005

effective in offsetting changes in cash flows of hedged items. If it is determined that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of any cash-flow hedge are recorded in Other Comprehensive Income until earnings are affected by the variability in cash flows of the hedged item.

The Company would discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in cash flows of the hedged item; the derivative expires, is sold or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. The Company discontinued hedge accounting in 2002 as the then outstanding derivative contract was allowed to expire. Prior to the expiration date of the contract, on March 1, 2002, Del-Tin carried the derivative at its fair value on the balance sheet and recognized any changes in fair value in other comprehensive income.

During 2002, the Company reclassified from accumulated other comprehensive income/(loss) $362,527 of cost associated with its hedging instruments into earnings. There were no derivative instruments as of January 1, 2005 or January 3, 2004.

Impact of Recent Accounting Pronouncements

In November 2004, the FASB release SFAS 151, Inventory Costs, which requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2004. The Company does not expect adoption of SFAS 151 to have a material effect on its financial statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (APB) Opinion No. 29. This statement amends APB 29 concerning the accounting for exchanges of similar productive assets. These transactions will now be accounted for at fair value, the basic principle of nonmonetary transactions, unless the exchange lacks commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods

Note 1 – Summary of Significant Accounting Policies (continued)

beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material effect on its financial statements.

Use of Estimates

Management of the Company has made a number of estimates and assumptions, relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2004 presentation format.

Note 2 - Liquidity

Prior to 2004, the Company had incurred continued significant operating losses and accordingly required substantial financial support from its members. While management anticipates the profitable operations obtained during 2004 to continue in the future, continued support from the members may

DEL-TIN FIBER L.L.C.

Notes to financial Statements

January 1, 2005

be required to ensure the Company is able to meet its obligations as they become due. The members have committed to provide such support to the Company if needed.

Note 3 - Inventories

Inventories at year-end consisted of the following:

	2004	2003
Raw materials	$183,170	$152,950
Work in progress / finished goods	1,261,040	1,873,274
Spare parts	1,751,430	1,611,484
Operating materials and supplies	157,025	3,680

	$3,352,665	$3,641,388

Note 4 - Property, Plant, and Equipment

Property, plant, and equipment at year-end consisted of the following:

	2004	2003
Land	$331,789	$331,789
Buildings	7,523,093	7,523,093
Land improvements	2,727,653	2,727,653
Machinery and equipment	105,168,802	103,783,911
Vehicles	32,955	32,955
Construction-in-progress	2,387,187	868,974
Capitalized spare parts	1,757,400	1,215,771

	119,928,879	116,484,146
Less: accumulated depreciation	(26,727,366)	(21,158,970)

	$93,201,513	$95,325,176

Note 4 - Property, Plant, and Equipment (continued)

Depreciation expense totaled $5,971,145, $5,260,323, and $3,893,958 for 2004, 2003, and 2002, respectively.

During the construction period of the Company’s primary plant facility, $4,863,715 of applicable interest incurred, net of interest income on invested debt proceeds, was capitalized.

Note 5 - Indebtedness and Financing Arrangements

Long-term debt at year-end consisted of the following:

	2004	2003
Union County, Arkansas Taxable Industrial Development Revenue Bonds (Del-Tin Fiber Project) 1998 Series, due October 1, 2027	$29,000,000	$60,000,000

SunTrust Bank
Five-year term loan agreement at LIBOR plus 1.5% (3.92% at January 1, 2005) Interest and principal payable quarterly through September 1, 2009	28,500,000	—

DEL-TIN FIBER L.L.C.

Notes to financial Statements

January 1, 2005

Union County, Arkansas Solid Waste Disposal Revenue Bonds (Del-Tin Fiber Project) 1997 Series A, due October 1, 2027	—	14,500,000

Union County, Arkansas Solid Waste Disposal Revenue Bonds (Del-Tin Fiber Project) 1997 Series B, due October 1, 2027	—	14,500,000

Total long-term debt	57,500,000	89,000,000

Current installments of long-term debt	(6,000,000)	—

Long-term debt, excluding current installments	$51,500,000	$89,000,000

The Credit Facility (prior to August 26, 2004)

In 1998, the Company entered into the Credit Facility with several major banking institutions (the “Lenders”) having a stated maturity of December 17, 2005 (the “Stated Maturity Date”). The Credit Facility provided a letter of credit commitment of $91,225,000 (the “Letter of Credit Commitment Amount”), which terminated on December 17, 2003 (the “Termination Date”), but the Termination Date could be annually extended if the Company so requested and all the Lenders agreed. An extension was granted until December 15, 2004. In any case, the Termination Date could not be extended beyond the Stated Maturity Date.

Note 5 - Indebtedness and Financing Arrangements (continued)

The Letter of Credit Commitment — Three letters of credit had been issued pursuant to the Credit Facility in the aggregate stated amount of $89,824,657 as of January 3, 2004. The letters of credit had a stated expiration of December 15, 2004. Under the Credit Facility, the letters of credit could be extended to the extent that the Termination Date of the letter of credit commitment was extended. If the letters of credit expired before the Stated Maturity Date and were not renewed or replaced, the Lenders would have made loans to the Company to purchase the Bonds. Any such loans would be finally due and payable at the Stated Maturity Date.

The three letters of credit provided a payment mechanism for the Bonds and security for the Bondholders. Two of the letters of credit were issued to support the Tax Exempt Bonds and the third was issued to provide initial letter of credit support for the Taxable Bonds. On January 3, 2004, the maximum amount available to be drawn was $14,639,041 under each of the two letters of credit supporting the Tax Exempt Bonds and $60,546,575 under the letter of credit supporting the Taxable Bonds. The maximum amount available to be drawn under the letters of credit covered the principal amount of the relevant Bonds, plus an additional amount to cover interest.

Security for the Permanent Credit Facility — Substantially all of the Company’s assets were pledged to the Lenders as security for the Credit Facility. The Credit Facility required the Company to maintain debt service reserve funds in an amount equal to six months’ debt service. The debt service to be reserved against included all required payments for principal (other than for working capital loans), sinking fund requirements, interest, and fees under both the Credit Facility and the Bonds. The funds in the debt service reserve bank accounts could be withdrawn solely to pay debt service to the extent sufficient funds were not available in the Company’s

DEL-TIN FIBER L.L.C.

Notes to financial Statements

January 1, 2005

operating account. The total amount in the debt service reserve funds as of January 3, 2004 was $3,520,663 and was classified as noncurrent on the Balance Sheet due to the restriction placed on the funds.

The Credit Facility required the Company to make quarterly deposits into two sinking funds. Failure to make such deposits was a default under the Credit Facility. These deposits began in the first quarter of 2001. The amount of the required deposits increased over the term of the Credit Facility, from $1,045,750 per quarter in 2001 to $3,115,000 per quarter beginning in 2005. At January 3, 2004, the total amount in the sinking funds was $23,059,443, which was classified as noncurrent on the balance sheet due to the restriction placed on the funds.

Under the original credit agreement, in the fourth quarter of 2005, the Company would deposit $49,662,000 into the sinking funds. The Company could not withdraw amounts deposited in the sinking funds during the term of the Credit Facility.

As further security for the Credit Facility, each member had agreed (1) to provide to the Company up to $17,500,000 (for a combined total of $35,000,000) in the form of additional cash equity contributions or subordinated loans, if and to the extent, that the Company was in default under the Credit Facility; or a deficiency existed in the Credit Facility debt service reserve funds or sinking funds; and (2) to pay to the Company in the form of additional cash equity contributions or subordinated loans, the member’s prorata portion of the difference between the Company’s projected operating cash flow at 90 percent of rated capacity, and the Company’s projected operating cash flow at the production rate actually achieved by the Company (the “Operating Cash Flow Variance”), if, and to the extent that, the Company still did not have sufficient funds to pay debt service. (The members would no longer be obligated to pay the

Note 5 - Indebtedness and Financing Arrangements (continued)

Operating Cash Flow Variance once the plant successfully completed a minimum production test.)

Effective March 2, 1999, the Company entered into an interest rate swap agreement which converted $60,000,000 of its long-term debt into fixed-rate obligations with an effective rate of 5.655 percent. Under the terms of the swap agreement, Del-Tin received variable interest rate payments and made fixed rate payments, thereby creating the equivalent of fixed-rate debt. By using derivative instruments to hedge exposures in interest rates, the Company exposes itself to credit risk, which existed when the fair value of a derivative was positive and the counterparty owes an amount to the Company. The Company minimized this credit risk by entering into derivative agreements only with high-quality counterparties with strong credit ratings.

The interest rate swap agreement expired on March 1, 2002. During the contract, changes in the fair value of the interest rate swap were reported in accumulated other comprehensive income. These amounts were then subsequently reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affected earnings.

The Credit Facility (subsequent to August 26, 2004)

On August 26, 2004, the Company entered into a Letter of Credit and Term Loan Agreement (“Credit Agreement”) with SunTrust Bank and a group of other domestic banks (the “New Lenders”), in order to refinance a portion of the Company’s existing debt. As a result, all terms and agreements with the prior Lenders under the previous Credit Facility were terminated. Under the new Credit Agreement, the New Lenders, on August 26, 2004, loaned Del-Tin $30,000,000 which will be repayable over five years in equal quarterly installments, beginning in the fourth quarter of 2004. The funds provided from this term note were used, together with the existing balance in the Company’s debt service reserve

DEL-TIN FIBER L.L.C.

Notes to financial Statements

January 1, 2005

and bond sinking fund accounts, to retire, in their entirety, both series of the outstanding Tax Exempt Bonds and $31,000,000 of the outstanding Taxable Bonds. In addition, under the Credit Agreement a letter of credit in the amount of $29,689,000 was issued on the Company’s behalf to support the remaining balance of the Taxable Bonds of $29,000,000. This letter of credit commitment expires on August 25, 2007. Consistent with the previous Credit Facility, under the new debt facility, substantially all of the Company’s assets are pledged to the New Lenders as security for the Credit Agreement. However, under the new Credit Agreement, the Company is not required to maintain debt service reserve funds or sinking fund balances. The Credit Agreement contains customary terms and conditions, including certain representations and warranties, and affirmative and negative non-financial covenants.

As further security for the new Credit Agreement, each member has executed a guarantee agreement unconditionally guaranteeing, as a primary obligor and not merely as a surety, the due and punctual payment of Del-Tin’s obligations under the new Credit Agreement. Accordingly, all previous member guarantee agreements under the prior Credit Facility were terminated.

Scheduled maturities of long-term debt for the next five years are $6,000,0000 in 2005, $6,000,000 in 2006, $6,000,000 in 2007, $6,000,000 in 2008, and $4,500,000 in 2009.

The Bonds

The Bonds were issued by Union County, Arkansas, to finance the completion of the construction of the Company’s MDF plant, as well as the acquisition, construction, and improvement of certain

Note 5 – Indebtedness and Financing Arrangements (continued)

sewerage and solid waste disposal facilities related to the Company’s MDF plant. Neither the State of Arkansas nor Union County, Arkansas have any liability under the Bonds. The Bonds were payable solely from the proceeds of the letters of credit issued to support the respective Bonds and from company payments under the Loan Agreement and the Lease Agreement (both described below) with Union County, Arkansas. The Company has also unconditionally guaranteed the payment of all amounts owing under the Bonds to the bondholders. The Company’s indebtedness has been presented in these financial statements as though the Company was directly liable for the Bonds. If the bonds were not remarketed as allowed under the agreement, the letters of credit and the commitment of the Lenders were available to support repayment.

The Bonds currently bear interest at a variable rate determined weekly by the remarketing agent of the respective Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The maximum interest rate for the Tax Exempt Bonds was 10.0 percent and 9.5 percent for the Taxable Bonds. The interest rate on the Tax Exempt Bonds at year-end 2003 was 1.14 percent. The interest rate on the Taxable Bonds at year-end 2004 and 2003 was 2.4 percent and 1.18 percent, respectively. The Company had the right to convert the interest rate payable on the Bonds to either a flexible daily, term, or fixed rate, as defined in the trust indentures for the respective Bonds.

Union County issued the Tax Exempt Bonds in October 1997 which were issued in two series, Series A and Series B, each in the amount of $14,500,000. In conjunction with this bond issuance, the Company and Union County entered into a loan agreement (the “Loan Agreement”) which obligated the Company to make loan payments in the amount required to pay the debt service on the Tax Exempt Bonds. As described above, two letters of credit were issued under the previous Credit Facility to support the Tax Exempt Bonds. As a result of the Company’s debt refinancing on August 26, 2004, these bonds were retired on September 1, 2004 and accordingly the Loan Agreement was terminated.

In December 1998, Union County issued the Taxable Bonds, in the amount of $60,000,000. The

DEL-TIN FIBER L.L.C.

Notes to financial Statements

January 1, 2005

Company and Union County contemporaneously entered into a lease agreement (the “Lease Agreement”) that obligated the Company to make lease payments in an amount necessary to fund the debt service on the Taxable Bonds. As described above, prior to August 26, 2004, a letter of credit was issued under the previous Credit Facility to support the Taxable Bonds. As a result of the Company’s debt refinancing on August 26, 2004, $31,000,000 of these bonds were retired on September 1, 2004, with the Lease Agreement remaining in place.

In connection with the previous Credit Facility, and with the issuance of the Bonds, the Company incurred approximately $1,639,000 in related costs. Such costs were included in the balance sheet in deferred debt costs and were being amortized to interest and other debt expense on a straight-line basis over the life of the Credit Facility. Upon the refinancing of the Company’s previous Credit Facility, all unamortized debt issuance cost not relating to the remaining outstanding Taxable Bonds, in the amount of $216,709, were expensed in 2004 and reflected as a loss on extinguishment of debt. In connection with the new Credit Agreement, the Company incurred approximately $457,082 in related costs, which have been included in the balance sheet in deferred debt costs and are being amortized to interest and other debt expense on a straight-line basis, which approximates the effective interest method, over the life of the new Credit Agreement.

The Company is subject to certain restrictive covenants in connection with the Bonds and its Credit Facility and was in compliance with such covenants as of January 1, 2005 and January 3, 2004.

Note 6 - Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at year-end 2004 and 2003. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$3,859	$3,859	$615,634	$615,634
Trade accounts receivable	3,356,816	3,356,816	2,434,371	2,434,371
Other receivables	19,706	19,706	26,569	26,569
Debt service reserve funds	—	—	3,520,663	3,520,663
Bond sinking funds	—	—	23,059,443	23,059,443

Financial liabilities
Bank overdraft	1,101,172	1,101,172	—	—
Accounts payable	1,705,119	1,705,119	1,588,823	1,588,823
Accrued expenses	1,809,700	1,809,700	1,873,372	1,873,372
Long-term debt	57,500,000	57,500,000	89,000,000	89,000,000

The carrying amounts shown in the table are included in the balance sheets under the indicated captions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and cash equivalents, trade accounts receivable, other receivables, bank overdraft, accounts payable, and accrued expenses — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Debt service reserve funds and bond sinking funds — The carrying amount approximates fair

DEL-TIN FIBER L.L.C.

Notes to financial Statements

January 1, 2005

value since the interest earned on these deposits fluctuates with changes in current market rates.

•	Long-term debt — The carrying amount approximates fair value since the interest paid fluctuates with changes in current market rates.

Note 7 - Lease Commitments

The Company is obligated under noncancelable operating leases for various equipment.

As of January 1, 2005 future minimum lease commitments under noncancelable operating leases consisted of the following:

2005	$118,066
2006	$46,113
2007	$3,207

Rent expense for all operating leases was $278,315 in 2004, $246,208 in 2003, and $354,497 in 2002.

Note 8 - Related-Party Transactions

The Company is assessed a fee for marketing services provided by Temple-Inland. This expense amounted to $1,822,752 in 2004, $1,348,960 in 2003, and $951,078 in 2002, and is included in selling, general, and administrative expenses in the accompanying statements of operations. The Company is also assessed a fee for computer services by Temple-Inland. This fee amounted to $75,000 in each 2004, 2003 and 2002, and is included in selling, general, and administrative expenses in the accompanying statements of operations. Del-Tin also paid Temple-Inland a freight differential on shavings received from Potlatch in the amount of $188,056 in 2004. This amount is included in the raw material cost. As of January 1, 2005 and January 3, 2004, there was an outstanding amount of $1,071 and $150,000, respectively, payable to Temple-Inland which is included in accounts payable on the accompanying balance sheet.

Under the terms of the MDF Marketing Agreement, the Company’s sales are processed by Temple-Inland. A corresponding receivable is recorded by the Company equal to the outstanding trade receivable balance maintained by Temple-Inland. Funds are transferred to the Company from Temple-Inland based on previous weeks sales. All credit risk relating to the Company’s trade receivables remains with Temple-Inland. As of January 1, 2005 and January 3, 2004, the Company’s balance due from Temple-Inland relating to the trade receivables was $3,356,816 and $2,434,371, respectively.

The Company purchases raw materials from Deltic. Total purchases of bark and chips amounted to approximately $3,890,000 in 2004, $4,071,427 in 2003, and $3,144,271 in 2002. In relation to these purchases, the Company had outstanding balances payable to Deltic of $64,289 at January 1, 2005 and $49,178 at January 3, 2004, which are included in accounts payable on the accompanying balance sheet.

The Company had sales of MDF to Temple-Inland totaling $138,931 in 2004, $1,134,998 in 2003, and $344,752 in 2002, which are included in net sales in the accompanying statements of operations.

Note 9 - Supplemental Cash Flows Disclosures

Interest paid was $2,044,810 in 2004, $2,529,092 in 2003, and $2,709,269 in 2002.

Note 10 – Deltic Investment

DEL-TIN FIBER L.L.C.

Notes to financial Statements

January 1, 2005

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

Note 11 – Subsequent Event

The Company announced on January 19, 2005, that production activities at the facility would be temporarily curtailed due to damage sustained at the facility from a fire within the plant. The fire damaged the facility’s fiber storage and handling systems. No injuries were experienced. Repair of the damaged units was commenced immediately, and the plant is expected to resume production within the subsequent three to four weeks. Del-Tin is insured with CNA Insurance Company. An anticipated loss due to the fire is $1,000,000, which is the deductible amount.

Schedule 1

DEL-TIN FIBER L.L.C.

Schedule 1 - Supplemental Information Concerning Cost of Sales

For the years of 2004, 2003, and 2002

(Unaudited)

	2004	2003	2002
Cost of raw wood	$10,675,337	$9,933,524	$7,823,061
Cost of other raw materials	11,767,877	9,175,790	6,092,358
Change in inventories	612,234	(425,294)	514,220
Freight	5,522,032	4,334,012	2,825,936
Salaries, labor, and benefits	6,184,210	6,546,949	5,239,758
Utilities	5,631,801	5,429,925	5,008,891
Gas	2,104,310	2,043,867	4,195,727
Fuel	2,525,219	2,123,262	1,221,823
Maintenance and repairs	2,906,351	3,050,770	4,322,427
Operating materials and supplies	2,428,720	2,157,311	1,985,927
Other	2,606,096	2,743,601	3,719,053

	$52,964,187	$47,113,717	$42,949,181

Unaudited — see accompanying Independent Auditors’ Report

