Form 10-Q
period 2005-03-31
DELTIC TIMBER CORP
filed 2005-05-06
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares of Common Stock, $.01 Par Value, outstanding at March 31, 2005, was 12,249,119.

TABLE OF CONTENTS - FIRST QUARTER 2005 FORM 10-Q REPORT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	March 31, 2005	Dec. 31, 2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,660	859
Trade accounts receivable	6,672	6,508
Allowance for doubtful accounts	(20)	(26)
Other receivables	22	23
Inventories	6,080	5,566
Prepaid expenses and other current assets	1,458	1,786

Total current assets	17,872	14,716
Investment in real estate held for development and sale	36,681	37,418
Investment in Del-Tin Fiber	5,425	3,858
Investments and noncurrent receivables	1,890	1,829
Timber and timberlands - net	216,123	214,710
Property, plant, and equipment - net	36,983	35,767
Deferred charges and other assets	630	689

Total assets	$315,604	308,987

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$32	32
Trade accounts payable	3,475	4,080
Accrued taxes other than income taxes	1,566	1,293
Income taxes payable	1,536	—
Deferred revenues and other accrued liabilities	3,613	3,467

Total current liabilities	10,222	8,872
Long-term debt	89,016	85,724
Deferred tax liabilities - net	14,016	14,351
Guarantee of indebtedness of Del-Tin Fiber	3,105	3,278
Other noncurrent liabilities	11,655	11,343
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	72,085	71,483
Retained earnings	130,298	128,516
Unamortized restricted stock awards	(2,061)	(924)
Treasury stock	(12,848)	(13,772)
Accumulated other comprehensive income	(12)	(12)

Total stockholders’ equity	187,590	185,419

Total liabilities and stockholders’ equity	$315,604	308,987

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

Three Months Ended March 31,

(Thousands of dollars, except per share amounts)

	2005	2004
Net sales	$39,435	27,811

Costs and expenses
Cost of sales	26,822	18,197
Depreciation, amortization, and cost of fee timber harvested	2,957	2,913
General and administrative expenses	3,324	2,809

Total costs and expenses	33,103	23,919

Operating income	6,332	3,892
Equity in Del-Tin Fiber	(715)	(234)
Interest income	25	58
Interest and other debt expense	(1,403)	(1,583)
Other income/(expense)	—	(4)

Income before income taxes	4,239	2,129
Income taxes	(1,692)	(854)

Net income	$2,547	1,275

Earnings per common share
Basic	$.21	.11
Assuming dilution	$.21	.11
Dividends declared per common share	$.0625	.0625

Average common shares outstanding (thousands)	12,227	12,021

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31,

(Thousands of dollars)

	2005	2004
Operating activities
Net income	$2,547	1,275
Adjustments to reconcile net income to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	2,957	2,913
Deferred income taxes	(229)	356
Real estate costs recovered upon sale	1,923	1,338
Timberland costs recovered upon sale	—	64
Equity in Del-Tin Fiber	715	234
Net increase/(decrease) in provisions for pension and other postretirement benefits	257	664
(Increase)/decrease in operating working capital other than cash and cash equivalents	931	(186)
Other - net	110	(117)

Net cash provided/(required) by operating activities	9,211	6,541

Investing activities
Capital expenditures requiring cash	(5,409)	(3,829)
Net change in purchased stumpage inventory	(1,624)	71
Advances to Del-Tin Fiber	(2,455)	(115)
(Increase)/decrease in funds held by trustee	—	1,738
Other - net	281	253

Net cash provided/(required) by investing activities	(9,207)	(1,882)

Financing activities
Proceeds from borrowings	4,000	—
Repayments of notes payable and long-term debt	(708)	(7,016)
Common stock dividends paid	(765)	(750)
Proceeds from stock option exercises	209	2,896
Other	61	—

Net cash provided/(required) by financing activities	2,797	(4,870)

Net increase/(decrease) in cash and cash equivalents	2,801	(211)
Cash and cash equivalents at January 1	859	1,687

Cash and cash equivalents at March 31	$3,660	1,476

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31,

(Thousands of dollars)

	2005	2004
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2004 and 2003	128	128

Capital in excess of par value
Balance at beginning of year	71,483	69,459
Exercise of stock options	50	510
Tax benefits on stock options	43	246
Restricted stock awards	509	129

Balance at end of period	72,085	70,344

Retained earnings
Balance at beginning of year	128,516	119,888
Net income	2,547	1,275
Common stock dividends	(765)	(750)

Balance at end of period	130,298	120,413

Unamortized restricted stock awards
Balance at beginning of year	(924)	(14)
Stock awards	(1,254)	(422)
Amortization to expense	117	31

Balance at end of period	(2,061)	(405)

Treasury stock
Balance at beginning of year – 605,401 and 845,600 shares, respectively	(13,772)	(19,103)
Shares issued for incentive plans – 40,641 and 126,348 shares, respectively	924	2,854

Balance at end of period – 564,760 and 719,252 shares, respectively	(12,848)	(16,249)

Accumulated other comprehensive income	(12)	(124)

Total stockholders’ equity	$187,590	174,107

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited, except for December 31, 2004)

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

The financial statements in Deltic’s 2004 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior period amounts have been reclassified to conform with 2005 presentation format.

Note 2 – Impact of Recently Effective Accounting Pronouncements

In December, 2004, the FASB issued a revision to SFAS 123, Accounting for Stock-Based Compensation. This revision will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This revised statement was effective as to the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April, 2005 the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123 (Revised) and allows for the implementation of SFAS 123 (Revised) at the beginning of the first fiscal year that begins after June 15, 2004. Accordingly, the Company has elected to adopt the revised statement effective for its first quarter 2006 financial statements as opposed to the third quarter 2005 financial statements previously disclosed.

In March 2005, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, and is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material effect on its consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited, except for December 31, 2004)

Note 3 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

(Thousands, except per share amounts)	Three Months Ended March 31,
	2005	2004
Net income	$2,547	1,275

Weighted average number of common shares used in basic EPS	12,227	12,021
Effect of dilutive stock options	93	52

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,320	12,073

Earnings per common share
Basic	$.21	.11
Assuming dilution	$.21	.11

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited, except for December 31, 2004)

Note 4 – Stock-Based Compensation (cont.)

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, consisted of the following:

(Thousands of dollars, except per share amounts)	Three Months Ended March 31,
	2005	2004
Net income/(loss), as reported	$2,547	1,275
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	116	163
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(188)	(280)

Pro forma net income/(loss)	$2,475	1,158

Basic earnings per share
As reported	$.21	.11
Pro forma	.20	.10
Dilutive earnings per share
As reported	$.21	.11
Pro forma	.20	.10

For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2005 and 2004, respectively: dividend yields of .81 percent and .90 percent; expected volatilty of 31.54 percent and 30.00 percent; risk-free interest rates of 3.83 percent and 4.10 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2005 and 2004 was $15.35 and $9.50, respectively.

Note 5 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	Mar. 31, 2005	Dec. 31, 2004
Logs	$2,518	1,005
Lumber	3,267	4,253
Materials and supplies	295	308

	$6,080	5,566

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited, except for December 31, 2004)

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

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60,000,000 of its $89,000,000 industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30,000,000 which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29,689,000 to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($28,345,000 at March 31, 2005) of Del-Tin’s obligations under its credit agreement. This new credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17,500,000, the production support agreement, and the need for the series of one-year operating working capital commitments being fully extinguished.

The Company has adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). In accordance with FIN 45, Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000 and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. Simultaneously, the offsetting amount which represents the difference between the Company’s recorded investment in Del-Tin Fiber and its underlying equity in the net assets of the joint venture is being amortized over the same period as the guarantee. The amortization of the guarantee and the basis difference are netted for purposes of financial reporting and result in no net income statement effect. At March 31, 2005, Deltic’s remaining liability regarding the guarantee was $3,105,000.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited, except for December 31, 2004)

Note 6 – Investment in Del-Tin Fiber (cont.)

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the three months ended March 31 consisted of the following:

(Thousands of dollars)	Mar. 31, 2005	Dec. 31, 2004

Condensed Balance Sheet Information
Current assets	$9,444	7,107
Property, plant, and equipment - net	93,822	93,201
Other noncurrent assets	500	528

Total assets	$103,766	100,836

Current liabilities	$11,366	10,616
Long-term debt	50,000	51,500
Members’ capital/(deficit)	42,400	38,720

Total liabilities and members’ capital/(deficit)	$103,766	100,836

	Three Months Ended March 31,
(Thousands of dollars)	2005	2004

Condensed Income Statement Information
Net sales	$9,981	14,870

Costs and expenses
Cost of sales	9,434	12,104
Depreciation	1,110	1,536
General and administrative expenses	514	618
Gain on involuntary conversion of assets	(799)	—

Total costs and expenses	10,259	14,258

Operating income/(loss)	(278)	612
Interest income	4	62
Interest and other debt expense	(656)	(782)
Other income/(loss)	(501)	(65)

Net income/(loss)	$(1,431)	(173)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited, except for December 31, 2004)

Note 7 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	Mar. 31, 2005	Dec. 31, 2004

Purchased stumpage inventory	$8,617	6,993
Timberlands	79,721	79,650
Fee timber	197,364	196,406
Logging facilities	1,778	1,778

	287,480	284,827
Less accumulated cost of fee timber harvested and facilities depreciation	(71,357)	(70,117)

	$216,123	214,710

Note 8 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	Mar. 31, 2005	Dec. 31, 2004

Land	$125	125
Land improvements	4,268	4,268
Buildings and structures	5,599	5,402
Machinery and equipment	77,231	74,572

	87,223	84,367
Less accumulated depreciation	(50,240)	(48,600)

	$36,983	35,767

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited, except for December 31, 2004)

Note 9 – Employee and Retiree Benefit Plans

The components of net periodic retirement expense and other postretirement benefits expense for the three months ended March 31 consisted of the following:

	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2005	2004	2005	2004

Service cost	$201	196	93	100
Interest cost	305	275	124	139
Expected return on plan assets	(242)	(223)	—	—
Amortization of prior service cost	13	12	5	—
Amortization of net (gain)/loss	33	44	15	45

Net periodic benefit cost	310	304	237	284
Cost of special termination benefits	—	150	—	—

Total expense	$310	454	237	284

Note 10 – Supplemental Cash Flow Disclosures

The Company had neither income tax payments or refunds in the 2005 and 2004 periods. Interest paid, net of amounts capitalized, was $250,000 and $363,000 in the first three months of 2005 and 2004, respectively.

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for the three months ended March 31 consisted of the following:

(Thousands of dollars)	2005	2004

Trade accounts receivable	$(172)	(1,365)
Other receivables	1	190
Inventories	(515)	490
Prepaid expenses and other current assets	223	(65)
Trade accounts payable	(605)	(908)
Accrued taxes other than income taxes	273	341
Income taxes payable	1,579	503
Deferred revenues and other accrued liabilities	147	628

	$931	(186)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited, except for December 31, 2004)

Note 11 – Business Segments

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	Three Months Ended March 31,
	2005	2004
Net sales
Woodlands	$9,738	8,194
Mills	30,238	20,512
Real Estate	5,034	3,830
Eliminations*	(5,575)	(4,725)

	$39,435	27,811

Income before income taxes
Operating income
Woodlands	$6,840	5,449
Mills	1,739	291
Real Estate	1,020	592
Corporate	(3,034)	(2,570)
Eliminations	(233)	130

Operating income	6,332	3,892
Equity in Del-Tin Fiber	(715)	(234)
Interest income	25	58
Interest and other debt expense	(1,403)	(1,583)
Other income/(expense)	—	(4)

	$4,239	2,129

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,317	1,373
Mills	1,447	1,349
Real Estate	146	154
Corporate	47	37

	$2,957	2,913

Capital expenditures
Woodlands	$1,119	2,586
Mills	2,692	164
Real Estate	1,544	1,011
Corporate	54	68

	$5,409	3,829

*	Intersegment sales of timber from Woodlands to Mills.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded net income of $2.5 million for the first quarter of 2005 compared to $1.3 million for the same period of 2004. All three operating segments of the Company – Woodlands, Mills, and Real Estate – contributed to the current quarter earnings. Deltic’s Woodlands Segment continued its role as the established core operation of the Company during the first quarter, providing $6.8 million in operating income. Deltic’s sawmills have continued to benefit from the combination of increased production efficiencies and the current market condition for softwood lumber products, as evidenced by our Mills segment’s $1.4 million improvement in operating income when compared to the first quarter of 2004. The Real Estate segment reported a 19 percent increase in residential lot sales from the same period last year, and continued strong demand for the Company’s residential offerings was confirmed by purchase commitments, as of March 31, for 122 of the 138 lots offered in late January. The first quarter operations of Del-Tin Fiber L.L.C., in which Deltic owns a 50 percent interest, were hindered by a temporary production curtailment caused by a fire sustained at the facility on January 16, 2005.

With the exception of its diversification in real estate development, Deltic is primarily a wood products producer operating in a commodity-based business environment. This environment is affected by a number of factors, including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. Housing starts in the U.S. and Canada, fueled by relatively low mortgage interest rates, remained strong during the first quarter of 2005. Consequently, the high demand for softwood lumber products experienced in 2004, has continued thus far in 2005, resulting in the retention of appropriate pricing levels within the industry. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its wood products. Therefore, the Company will continually seek to wring controllable costs and expenses from its manufacturing process. Sales of real estate are affected by general economic conditions and interest rates, specifically as such factors are manifested in the Company’s operating area of central Arkansas.

For the first quarter of 2005, pine sawtimber harvest levels increased 8,421 tons, to 179,202, when compared to the first quarter of 2004. The Company plans to keep 2005’s total pine sawtimber harvest volume comparable to the level in 2004. However, as a result of the segment’s geographic operating area experiencing a higher than normal level of rainfall during the latter half of 2004, which hindered logging operations within the industry, area mills began to deplete their existing log inventories. Consequently, the demand and corresponding price for pine sawtimber logs within the region increased during the first quarter of 2005, and Deltic increased its harvesting activities during the period to take full advantage of these prices. Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the size or existence of markets for manufactured lumber and other wood products. Activities to sell timberland identified as having a higher and better use or as being non-strategic continue. However, Deltic will consider these sales only to the extent that the returns on these transactions meet increased expectations, and there were no timberland sales during the first quarter of 2005. Timberland designated as higher and better use consists of tracts with market values that exceed the land’s worth as a timber growing platform. Non-strategic timberland is composed primarily of tracts too small to allow efficient timber management, those geographically isolated from other Company fee lands, and acreage otherwise not deemed strategic to Deltic’s operations or growth.

For the Mills segment, the improvement in lumber prices, demonstrated by a ten percent rise in sale prices from the average for the first quarter of 2004, significantly impacted operating strategies and financial results. As with any commodity market, the Company expects the historical volatility to continue in the future; however, a resolution of the trade dispute with Canada regarding imports of softwood lumber could help to stabilize the markets for the Company’s lumber products. Deltic also continues efforts to improve sales realizations through product and customer mix enhancement, as well as being focused on increased efficiency and reduced cost structure. In response to improved market conditions, the Company continued its efforts to generate increased production, achieving a record level of lumber production for the month of March 2005 and a 31 percent increase in sales volume for the current quarter compared to the first quarter of 2004. The Company continues to anticipate that a significant percentage of logs supplied to both of its sawmills will come from strategically located Company fee timberlands.

Sales activity levels for the Company’s real estate developments are affected by economic conditions that influence the level of housing starts in the central Arkansas region, including general economic conditions and interest rates. Relatively low mortgage interest rates continued into the first quarter of 2005 and demand for residential lots in the Company’s Chenal Valley development remains high. Weather-related delays prevented the Company from offering for sale 138 lots that were planned for completion in Chenal Valley during the fourth quarter of 2004. Construction of these planned 2004 lots was completed in January and offered for sale on January 20, 2005. As of March 31, the Company had closed or obtained purchase commitments on 122 of these. Deltic plans to develop another 390 lots during the remainder of 2005. In Deltic’s other two active developments, Red Oak Ridge and Chenal Downs, a total of 4 lots were sold, leaving 43 developed lots in Red Oak Ridge and 24 in Chenal Downs uncommitted as of March 31, 2005. While Chenal Downs is fully developed, Deltic plans to develop approximately 40 additional lots within Red Oak Ridge in 2005. Future development activity will be dependent upon the demand for the Company’s residential lots, which is expected to remain strong as long as interest rates remain at or near current levels.

During 2004, the Company disclosed plans for a 1,170-acre upscale residential development, The Ridges at Nowlin Creek, on a portion of its large land holdings located west of Chenal Valley. Construction activity at this site has not yet begun. A portion of the development is located within the watershed of Lake Maumelle, a principal source of drinking water for Little Rock. Due to this environmentally sensitive locale, the Company intends to implement the most modern and proven best management practices to create a low impact development in order to protect water quality in the lake. The Company continues to finalize environmental and civil engineering features of the development and to reach an accord with local utilities and government agencies that the development will be fully protective of water quality. The local water utility continues to express its intention to acquire this watershed acreage, including by condemnation. However, it has commissioned preparation of a new watershed management plan which the Company hopes will reflect current scientific principles that will be compatible with the Company’s low impact development plans. Preparation of this new watershed management plan is expected to take up to 18 months.

The reported average sales price for residential lots for a specific period is largely dependent upon the mix of lot sales closed in that period. The average residential lot sales price for the first quarter of 2005 remained relatively flat when compared to the same period a year ago. Deltic’s lot development plans provide for a mix of lot offerings that represent most real estate market segments for planned communities.

Commercial real estate sales activity is by nature less predictable than residential activity. Commercial sales for the first quarter of 2005 consisted of one .99-acre site versus 2.03 acres during the first quarter of 2004. With the number of residents in Chenal Valley, and other west Little Rock areas, growing steadily and momentum created from previous sales of commercial acreage in the development, interest in the Company’s remaining commercial acreage remains strong. On April 6, 2004, RED Development LLC announced plans for “The Promenade at Chenal”, a 48-acre, open-air, lifestyle shopping center. (The sales contract regarding this site originally was scheduled to close before the end of 2004. However, as is the inherent unpredictable nature of commercial real estate sales, the initial contract has been extended and is now scheduled to close in 2005. Some extensions of similar contracts in the past have been followed by the termination of the commercial sale.) In addition, the Real Estate segment completed the sale of 6.73 acres of undeveloped real estate property within Chenal Valley in the first quarter of 2005 with no such sales occurring during the prior-year period. Unlike residential lots and commercial acres, undeveloped real estate property is not directly marketed by the Company, and sales of such property have been historically sporadic in nature and are usually initiated by inquiry from a potential purchaser. No commercial acreage is included in the Chenal Downs or the planned Ridges at Nowlin Creek developments. Red Oak Ridge is planned to include approximately 80 acres of commercial property. The Company will begin to develop and offer commercial sites as this development’s population density increases.

Operating results for Del-Tin Fiber are affected by the overall MDF market and the plant’s operating performance, and both experienced significant improvements during the recently ended year of 2004. However, the facility’s first quarter operations were hindered by a temporary production curtailment caused by a fire sustained at the plant on January 16, 2005. As disappointing as this event was in light of the much-improved operational and financial performance of the plant during 2004, the facility was able to resume production in just three and a half weeks after the incident. Deltic’s focus remains on the continuation of the facility’s recent operating and financial improvements throughout the remainder of 2005.

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended March 31, 2005 and 2004. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

(Millions of dollars, except per share amounts)	Quarter Ended March 31,
	2005	2004
Net sales
Woodlands	$9.7	8.2
Mills	30.2	20.5
Real Estate	5.0	3.8
Eliminations	(5.5)	(4.7)

Net sales	$39.4	27.8

Operating income/(loss) and net income/(loss)
Woodlands	$6.8	5.5
Mills	1.7	0.3
Real Estate	1.0	.6
Corporate	(3.0)	(2.6)
Eliminations	(0.2)	0.1

Operating income/(loss)	6.3	3.9
Equity in Del-Tin Fiber	(0.7)	(0.2)
Interest income	—	.1
Interest and other debt expense	(1.4)	(1.6)
Other income/(expense)	—	—
Income taxes	(1.7)	(.9)

Net income/(loss)	$2.5	1.3

Earnings per common share
Basic	$.21	.11
Assuming dilution	$.21	.11

Consolidated

The $1.2 million increase in net income was the result of improved financial results for the Company’s Mills, Woodlands and Real Estate segments, partially offset by increased negative financial results of Del-Tin Fiber, due to the plant’s first quarter production curtailment, and increased Corporate operating expense.

Operating income increased $2.4 million. The Woodlands segment increased $1.3 million due primarily to increased pine sawtimber harvest levels at a 13 percent higher average per ton pine sawtimber price when compared to the first quarter of 2004. Deltic’s Mills segment operations improved $1.4 million due mainly to a $33, or ten percent, per thousand board feet (“MBF”) increase in the average lumber sales price combined with a 31 percent increase in lumber sales volume. Real Estate operating income increased $.4 million, primarily due to the sales of undeveloped real estate and increased sales of residential lots. Corporate operating expense increased $.4 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended March 31,
	2005	2004
Net sales (millions of dollars)
Pine sawtimber	$7.7	6.5
Pine pulpwood	.7	.4
Hardwood sawtimber	—	.1
Hardwood pulpwood	.1	.1

Sales volume (thousands of tons)
Pine sawtimber	179.2	170.8
Pine pulpwood	71.5	67.5
Hardwood sawtimber	—	2.0
Hardwood pulpwood	9.6	22.9

Sales price (per ton)
Pine sawtimber	$43	38
Pine pulpwood	10	6
Hardwood sawtimber	—	31
Hardwood pulpwood	8	6

Timberland
Net sales (millions of dollars)	$—	.2
Sales volume (acres)	—	238
Sales price (per acre)	$—	994

Net sales increased $1.5 million. Sales of pine sawtimber increased $1.2 million due to a five percent higher sales volume at a $5 per ton higher average sales price. Sales of pine pulpwood increased $.3 million due to a six percent higher sales volume at a $4 per ton higher average sales price. Other revenues, which includes freight revenues, timberland management fees, and lease income, increased $.4 million. Despite the segment’s increase in net sales, the cost of fee timber harvested remained relatively flat due primarily to the mix of pine sawtimber harvest volume by Company. The improvement in operating results was due primarily to the increase in net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended March 31,
	2005	2004
Net sales (millions of dollars)
Lumber	$25.5	17.7
Residual by-products	3.7	2.4
Lumber
Finished production (MMBF)	63.1	51.8
Sales volume (MMBF)	68.8	52.4
Sales price (per MBF)	370	337

Net sales increased $9.7 million, or 47 percent, due primarily to higher lumber sales prices and volumes. Average sales price rose 10 percent, or $33 per MBF, as a result of the improved lumber market. Also contributing to the increase in net sales was the corresponding increases in residual sales and freight revenue, resulting from the segment’s volume increase. The improvement in operating results was due primarily to the increase in net sales and the Company’s efforts to improve production efficiencies, offset by an increase in raw material log cost.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended March 31,
	2005	2004
Net sales (millions of dollars)
Residential lots	$2.8	2.3
Commercial sites	.6	.3
Undeveloped acreage	.4	—
Chenal Country Club	1.1	1.0

Sales volume
Residential lots	37	31
Commercial acres	1	2
Undeveloped acres	7	—

Average sales price (thousands of dollars)
Residential lots	$72	74
Commercial acres	633	152
Undeveloped acres	64	—

Net sales increased $1.2 million. The number of residential lots sold increased by six lots with the average sales price per lot remaining relatively flat. Commercial real estate sales volume decreased compared to the first quarter of 2004, but the average sales price per acre significantly increased due to the current-period tract being a developed outparcel at The Village at Rahling Road. In addition, the segment completed the sale of approximately 7 acres of undeveloped real estate property during the quarter. The increase in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $.4 million was due primarily to higher professional and legal fees relating to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the continued planning of the Ridges at Nowlin Creek.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $.8 million to $5.5 million. The increase was due primarily to increased volume as the Company’s sawmills increased the percentage of log receipts coming into their log yards from Company fee timberlands.

Equity in Del-Tin Fiber

For the first quarter of 2005, Deltic’s equity in Del-Tin Fiber was a loss of $.7 million compared to a loss of .2 million for the same period of 2004. The first quarter results of Del-Tin Fiber includes the loss sustained by a fire at the plant on January 16, 2005 and the resulting production curtailment during the quarter.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended March 31,
	2005	2004
Net sales (millions of dollars)	$10.0	14.9
Finished production (MMSF)	23.4	37.9
Board sales (MMSF)	24.4	40.2
Sales price (per MSF)	$409	370

Average sales price increased $39 per thousand square feet (“MSF”) due to the improvements in the MDF market, to a change in product mix to include a greater percentage of thin board, and an increase in premium-grade production. Manufacturing cost per MSF sold was up due to decreased production volume caused by the first quarter fire related production curtailment.

Income Taxes

The effective income tax rate was 40 percent for both the 2005 and 2004 periods.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $9.2 million for the first three months of 2005 compared to $6.5 million for the same period in 2004. Changes in operating working capital, other than cash and cash equivalents, provided cash of $.9 million in the 2005 period, but required cash of $.2 million in 2004. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income/(loss) and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $5.4 million in the current-year period and $3.8 million a year ago. Capital expenditures by segment consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2005	2004

Woodlands	$1,119	2,586
Mills	2,692	164
Real Estate	1,544	1,011
Corporate	54	68

Capital expenditures	$5,409	3,829

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations required cash of $1.6 million in 2005, but provided cash of $.1 million in 2004. The Company made advances to Del-Tin Fiber of $2.5 million during the current period, which increased $2.4 million from the corresponding period of 2004 due to the production curtailment at the facility. During 2004, $1.7 million of proceeds from sales of timberland that were previously held by a trustee were used to acquire timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges. In 2005, Deltic borrowed $4 million and made repayments of debt of $.7 million. During 2004, Deltic made repayments of previous borrowings under its revolving credit facility of $7 million. Deltic paid dividends on common stock of $.8 million during the current period, consistent with the $.7 million dividend payments in 2004. In 2005, proceeds from stock option exercises amounted to $.2 million, a decrease of $2.7 million when compared to 2004.

Financial Condition

Working capital totaled $7.7 million at March 31, 2005, and $5.8 million at December 31, 2004. Deltic’s working capital ratio at March 31, 2005, was 1.75 to 1, compared to 1.66 to 1 at the end of 2004. Cash and cash equivalents at the end of the first quarter of 2005 were $3.7 million compared to $.9 million at the end of 2004. During the first three months of 2005, total indebtedness of the Company increased $3.3 million to $89 million. Deltic’s long-term debt to stockholders’ equity ratio was .475 to 1 at March 31, 2005, compared to .462 to 1 at year-end 2004.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, in addition to expanding lumber production as market conditions allow and developing real estate at Chenal Valley and Red Oak Ridge.

To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured, committed revolving credit facility totaling $125 million, inclusive of a $50 million letter of credit feature. The agreement will expire on July 15, 2007. As of March 31, 2005, $106 million was available in excess of all borrowings outstanding under or supported by the facility. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. As of March 31, 2005, the Company had expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share; no shares have been purchased in 2005 under this program. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

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

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($28 million at March 31, 2005) of Del-Tin’s obligations under its credit agreement. This new credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17.5 million, the production support agreement and the one-year commitment being fully extinguished.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. In accordance with FIN 45, Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and has included this non-cash amount in the Company’s March 31, 2005 Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At March 31, 2005, Deltic’s remaining liability regarding the guarantee was $3.1 million.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 13 to the consolidated financial statements included in the Company’s 2004 annual report on Form 10-K.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2005	2006 to 2007	2008 to 2009	After 2009

Contractual cash payment obligations
Real estate development infrastructure	$2.3	1.7	6	—	—
Long-term debt	89.0	—	19.0	50.0	20.0
Interest on debt[1]	21.9	3.9	10.0	5.9	2.1
Retirement plans	3.5	.6	1.4	1.5	—
Other postretirement benefits	6.8	.3	.8	1.1	4.6
Other long-term liabilities	1.4	—	—	—	1.4

	$124.9	6.5	31.8	58.5	28.1

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$28.3	2.2	20.9	5.2	—
Timber cutting agreements	1.2	.2	.2	.8	—
Operating leases	.2	—	.1	.1	—
Letters of credit	1.0	.4	.4	.2	—

	$30.7	2.8	21.6	6.3	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2004 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q. There have been no changes in these identified critical policies, nor have there been any initially adopted accounting policies having a material impact on reported financial results.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 2 to the consolidated financial statements.)

Outlook

Pine sawtimber harvest levels are expected to be 130,000 to 140,000 tons in the second quarter of 2005 and 550,000 to 575,000 tons for the year. The Company’s program to consider sales of timberland identified to be non-strategic or have a higher and better use will continue, with sales for the year anticipated to be 300 to 500 acres. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 65 to 70 million board feet for the second quarter and 250 to 275 million board feet for the year. Residential lot sales are projected to be 95 to 105 lots and 290 to 320 lots for the second quarter and the year, respectively.

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

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk”, in Item 7A of Part II of its 2004 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

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

Based on their evaluation as of March 31, 2005, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

Deltic’s management, with the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter, and have concluded that there was no change to Deltic’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Deltic’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
Jan. 1 through Jan. 31, 2005	—	—	—	$7,851,000

Feb. 1 through Feb. 28, 2005	—	—	—	$7,851,000

Mar. 1 through Mar. 31, 2005	—	—	—	$7,851,000

[1]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. There is no stated expiration date regarding this authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes - Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date: May 6, 2005
Ray C. Dillon, President
(Principal Executive Officer)

	/s/ Clefton D. Vaughan	Date: May 6, 2005
Clefton D. Vaughan, Vice President,
Finance and Administration
(Principal Financial Officer)

	/s/ Kenneth D. Mann	Date: May 6, 2005
Kenneth D. Mann, Controller
(Principal Accounting Officer)