Form 10-K/A
period 2004-12-31
DELTIC TIMBER CORP
filed 2005-06-29
CIK 1022469

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2004, was $314,657,920. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at January 31, 2004, was 12,208,478.

Documents incorporated by reference:

The Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 28, 2005.