Form 10-K/A
period 2004-12-31
DELTIC TIMBER CORP
filed 2005-08-15
CIK 1022469

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

Number of shares of Common Stock, $.01 Par Value, outstanding at January 31, 2005, was 12,208,478.

Documents incorporated by reference:

The Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 28, 2005.

TABLE OF CONTENTS - 2004 FORM 10-K/A-1 REPORT

2005 Restatement

Overview

Deltic Timber Corporation (“Deltic” or the “Company”) is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2004, to amend and restate its financial statements for the years 2002 through 2004, for the third quarter of 2002, and for each quarter in 2003 and 2004 in order to correct an overstatement of the carrying value of the Company’s inventory of third-party purchases of standing timber inventory used to supply its Ola sawmill. These corrections relate to the Company’s Mills segment of its operations. The effect of the restatement on Deltic’s Consolidated Balance Sheet at the end of the reported periods is immaterial, and the restatement has no effect on the Company’s net cash flows.

Cumulatively, and by year, through December 31, 2004, this non-cash restatement had the following impact on net income/(loss):

	Effects of Correction
(Thousands of dollars)	Total	Year Ended December 31,
		2004	2003	2002
Impact on net income/(loss)	$(1,315)	(564)	(509)	(242)

We have also determined that control deficiencies related to the Company’s inventory of third-party purchases of standing timber used to supply its sawmills which gave rise to the restatement constituted material weaknesses in our internal control over financial reporting. Deltic plans to design and implement additional controls to remediate this weakness. For additional information, refer to Item 9A – Controls and Procedures.

Discovery of Errors

In order to operate its two sawmills economically, the Company relies on purchases of timber (raw material) from third parties to supplement its own timber harvests from Company-owned timberlands. Deltic has an active timber procurement function for each of its sawmills. Sawmill inventory of third-party purchases of standing timber is comprised of timber purchased by the sawmill from third parties that has not yet been harvested and delivered to the mill. When these types of purchases are made by the Company’s procurement function, ownership of the timber located on the designated tract of land transfers to the Company, however, ownership of the land itself does not transfer. The carrying value of this purchased stumpage inventory is grouped with the Company’s wholly-owned timberlands and reported as the line item Timber and Timberlands on Deltic’s Consolidated Balance Sheet. Over the past five years, such purchased stumpage inventory has represented 2.3 percent to 5.5 percent of the total Timber and Timberlands line-item balance.

At the time that a tract of procurement timber is purchased, an inventory amount based on the cash payment and an estimated volume derived from estimates made by the procurement foresters are established. An estimated average cost per ton is obtained by dividing the original cost of the purchased timber on the tract by the original estimated volume of that timber. As the timber is harvested and brought into the mill, reductions in the purchased timber carrying balance are recorded using the calculated average cost per ton. Once all harvestable timber is removed from a tract, the procurement personnel communicate the closing of the tract to the accounting function. Upon this notification, a final adjustment is made to mill log cost based on any amount remaining in inventory (increase in the case of undercut or decrease in the case of overcut).

In mid-July 2005, the Company’s procurement manager for its Ola sawmill disclosed to senior management that the volume of certain tracts of third-party purchased standing timber inventory for the Ola Mill was overstated. The Ola Mill procurement manager largely controlled the information being received by Deltic’s accounting personnel. The overstatement arose from his failure to report to accounting personnel and his having concealed from accounting personnel the differences between actual harvest volumes and the original estimates of timber volume, determined when the tracts were acquired. As a result, the correct dollar amount of log cost was not reflected in the mills manufacturing expense. Upon learning of this information, the Company immediately terminated the employment of the procurement manager, ordered that his office and business records be secured and notified, among others, the Chairman of the Audit Committee of the Board of Directors and the engagement partner of the Company’s independent registered public accounting firm (KPMG LLP).

Restatement

Beginning the next business day following the date the Company’s senior management was made aware of the overstatement and culminating with the reports and recommendations made to the Audit Committee at its August 3, 2005 meeting, the Company undertook an internal review of the matter and concluded: (a) the actual overstatement of purchased standing timber inventory for the Ola Mill is approximately 51 thousand tons; (b) no employee other than the procurement manager was aware of the overstatement on the Company’s books and records; and (c) the purchased standing inventory for the Company’s other, larger sawmill (Waldo Mill) is correct and properly reflected on the Company’s books and records. In addition, analyses of the overstated inventory were conducted to make corrections to the respective periods impacted. From these analyses and due to the impact on the reported financial results for the Company’s Mills segment in certain of the periods, the Company determined it was appropriate to amend and restate its previously filed reports.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the Company’s inventory of third-party purchases of standing timber used to supply its sawmills on affected line items within our previously reported Consolidated Statements of Income for the years 2002 through 2004, for the third quarter of 2002, and for each quarter in 2003 and 2004. The restatement has an immaterial effect on the Company’s Consolidated Balance Sheet at the end of each of the restated periods and has no effect on the timing or amount of net cash flows.

Income/(Expense) (Thousands of dollars, except per share amounts)	Total	2004	2003	2002
Cost of sales	$(2,024)	(868)	(783)	(373)
Income taxes	709	304	274	131

Net income/(loss)	(1,315)	(564)	(509)	(242)

Earnings per common share
Basic		$(0.04)	(0.04)	(0.02)
Assuming dilution		(0.05)	(0.04)	(0.02)

	2004
Income/(Expense) (Thousand of dollars, except per share amounts)	Total	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Cost of sales	$(868)	66	(1)	(731)	(202)
Income taxes	304	(23)	—	256	71

Net income/(loss)	(564)	43	(1)	(475)	(131)

Earnings per common share
Basic		$—	—	(0.03)	(0.01)
Assuming dilution		—	—	(0.04)	(0.01)

	2003
Income/(Expense) (Thousand of dollars, except per share amounts)	Total	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Cost of sales	$(783)	(165)	(17)	(234)	(367)
Income taxes	274	58	6	82	128

Net income/(loss)	(509)	(107)	(11)	(152)	(239)

Earnings per common share
Basic		$(0.01)	—	(0.01)	(0.02)
Assuming dilution		(0.01)	—	(0.01)	(0.02)

	2002
Income/(Expense) (Thousand of dollars, except per share amounts)	Total	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Cost of sales	$(373)	—	—	(373)	—
Income taxes	131	—	—	131	—

Net income/(loss)	(242)	—	—	(242)	—

Earnings per common share
Basic		$—	—	(0.02)	—
Assuming dilution		—	—	(0.02)	—

For additional information relating to the effect of the restatement, see the following items:

Part II

Item 6 –	Selected Financial Data

Item 7 –	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 8 –	Financial Statements and Supplementary Data

Item 9A –	Controls and Procedures

In light of the restatement, readers should no longer rely on Deltic’s previously filed financial statements and other financial information for the years 2002 through 2004, for the third quarter of 2002, and for each quarter in 2003 and 2004.

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

In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement its own timber harvests from the timberlands. The Company has an active timber procurement function for each of its sawmills. As of December 31, 2004, the Company had under contract 146,026 tons (Restated) of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next three years. During 2004, the Company harvested third-party stumpage and purchased logs from third parties totaling 519,410 tons . Of this volume, purchases from the U.S. Forest Service represented six percent. The balance of such volume was acquired from private lands.

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

The Company owns approximately 58,000 mostly contiguous acres, the eastern border of which begins about two miles west of Chenal Valley. Continued development in the growth corridor of west Little Rock has significantly affected land values in the area, and is expected to create real estate development opportunities for much of this land. As mentioned, in 2004, the Company initiated the governmental approval process by filing a preliminary plat with the City of Little Rock Planning Commission for its first real estate development in this acreage. This 1,170 acre upscale development, called The Ridges at Nowlin Creek, is slated to be comprised of estate-sized lots and is planned for development in four stages.

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

(Thousands of dollars)	(Restated)
Timberlands	$79,650
Fee timber and logging facilities	198,184
Purchased stumpage inventory	4,949
Real estate held for development and sale	37,418
Land and land improvements	4,393
Buildings and structures	5,402
Machinery and equipment	74,572

$404,568

“Timberlands” consist of the historical cost of land on which fee timber is grown and related land acquisitions stated at acquisition cost. “Fee timber” consists of the historical cost of company standing timber inventory, including capitalized reforestation costs, and related timber acquisitions stated at acquisition cost. “Logging facilities” consist primarily of the costs of roads constructed and other land improvements. “Purchased stumpage inventory” consists of the purchase price paid for third-party timber, net of amounts harvested. “Real estate held for development and sale” consist primarily of the unamortized costs, including amenities, incurred to develop the real estate for sale and a retail center held for sale. “Land and land improvements” consist primarily of improvements at the Company’s two sawmill locations. “Buildings and structures” and “Machinery and equipment” primarily consist of the sawmill buildings and equipment and the Company’s two real estate sales offices.

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

The selected financial data set forth in this Item 6 have been restated to reflect adjustments to the Company’s Consolidated Financial Statements and other financial information contained in its Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the U.S. Securities and Exchange Commission on March 11, 2005 (refer to “2005 Restatement” beginning on page 3). The following selected financial data should be read in conjunction with Deltic’s restated financial statements and the related Notes to Consolidated Financial Statements.

The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2004:

(Thousands of dollars, except per share amounts)	2004	2003	2002*	2001	2000
	(Restated)	(Restated)	(Restated)
Results of Operations for the Year
Net sales	$142,017	134,915	104,512	106,011	109,531
Operating income/(loss)	$23,155	23,857	10,324	15,824	18,114
Income/(loss) from continuing operations	$11,093	8,194	(13,881)	1,623	2,701
Net income/(loss)	$11,093	8,194	(13,881)	9,980	13,557
Comprehensive income/(loss)	$11,205	8,070	(13,881)	9,980	13,557
Earnings per common share
Basic
Continuing operations	$.92	.69	(1.35)	(.05)	.04
Net income/(loss)	$.92	.69	(1.35)	.65	.93
Assuming dilution
Continuing operations	$.91	.69	(1.35)	(.05)	.04
Net income/(loss)	$.91	.69	(1.35)	.65	.93
Cash dividends declared per common share	$.25	.25	.25	.25	.25
Net cash provided/(required) by
Operating activities	$42,147	44,209	32,079	41,238	42,919
Investing activities	$(15,723)	(39,302)	(34,905)	(25,390)	(63,634)
Financing activities	$(27,252)	(4,277)	(2,239)	(12,438)	18,645
Percentage return on
Average stockholders’ equity	6.3	5.0	(7.7)	5.5	7.7
Average borrowed and invested capital	6.2	5.3	(3.2)	5.3	6.9
Average total assets	3.6	2.6	(4.3)	3.0	4.8

Capital Expenditures for the Year
Woodlands	$6,686	12,408	5,175	44,432	24,975
Mills	4,797	3,405	3,571	5,861	8,386
Real Estate	12,519	11,198	15,378	13,514	9,667
Corporate	165	211	113	150	320
Discontinued agriculture operations	—	—	—	—	53

	$24,167	27,222	24,237	63,957	43,401

*	Includes the write-off of the Company’s investment in Del-Tin Fiber of $18,723,000, $11,440,000 net of related deferred income taxes of $7,283,000.

(Thousands of dollars)	2004	2003	2002	2001	2000
	(Restated)	(Restated)	(Restated)
Financial Condition at Year-End
Working capital	$6,481	7,501	2,248	13,015	10,086
Current ratio	1.73 to 1	2.08 to 1	1.2 to 1	2.8 to 1	2.4 to 1
Total assets	$307,580	313,350	310,276	328,380	322,633
Long-term debt	$85,724	115,056	116,120	84,190	87,410
Redeemable preferred stock	$—	—	—	30,000	30,000
Stockholders’ equity	$184,091	169,470	162,707	180,799	176,834
Long-term debt to stockholders’ equity ratio	.466 to 1	.679 to 1	.714 to 1	.466 to 1	.494 to 1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

2005 Restatement

As discussed in Note 1 to the consolidated financial statements, Deltic Timber Corporation (“Deltic” or the “Company”) is restating its financial statements and other financial information for the years 2002 through 2004, for the third quarter of 2002, and for each quarter in 2003 and 2004 in order to correct an overstatement of the carrying value of the Company’s inventory of third-party purchases of standing timber used to supply its Ola sawmill. These corrections relate to the Company’s Mills segment of its operations.

The errors identified by the Company relate to the overstatement in the carrying value of Deltic’s inventory of third-party purchases of standing timber. In order to operate its sawmills economically, the Company relies on purchases of timber (raw material) from third parties to supplement its own timber harvests from Company owned timberlands. Deltic has an active timber procurement function for each of its sawmills. Sawmill inventory of third-party purchases of standing timber is comprised of timber purchased by the sawmill from third parties that has not yet been harvested and delivered to the mill. When these types of purchases are made by the Company’s procurement function, ownership of the timber located on the designated tract of land transfers to the Company, however, ownership of the land itself does not transfer. The carrying value of this purchased stumpage inventory is grouped with the Company’s wholly-owned timberlands and reported as the line item Timber and Timberlands on Deltic’s Consolidated Balance Sheet. Over the past five years, such purchased stumpage inventory has represented 2.3 percent to 5.5 percent of the total Timber and Timberlands line-item balance.

The following tables set forth the effects of the errors, as more fully described in the explanatory statement beginning on page 3, on Deltic’s previously reported net income/(loss) for the years 2002 through 2004. The effect of the restatement on The Company’s Consolidated Balance Sheet at the end of each of the reported periods is immaterial and the restatement had no effect on Deltic’s net cash flows.

	Year ended December 31,
(Thousands of dollars)	2004	2003	2002
Impact on net income/(loss):
Cost of sales	$(868)	(783)	(373)
Income taxes	304	274	131

Net income/(loss)	(564)	(509)	(242)

Previously reported net income/(loss) before adjustment	$11,657	8,703	(13,639)

Percent variation for previously reported net income/(loss) before adjustment	(4.8)%	(5.8)%	(1.8)%

	2004
(Thousand of dollars)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Impact on net income/(loss):
Cost of sales	66	(1)	(731)	(202)
Income taxes	(23)	—	256	71

Net income/(loss)	43	(1)	(475)	(131)

Previously reported net income/(loss) before adjustment	$1,275	2,750	4,182	3,450

Percent variation for previously reported net income before adjustment	3.4%	0%	(11.4)%	(3.8)%

	2003
(Thousand of dollars)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Impact on net income/(loss):
Cost of sales	$(165)	(17)	(234)	(367)
Income taxes	58	6	82	128

Net income/(loss)	(107)	(11)	(152)	(239)

Previously reported net income/(loss) before adjustment	$1,214	2,417	334	4,738

Percent variation for previously reported net income before adjustment	(8.8)%	(0.5)%	(45.5)%	(5.0)%

	2002
(Thousand of dollars)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Impact on net income/(loss):
Cost of sales	$—	—	(373)	—
Income taxes	—	—	131	—

Net income/(loss)	—	—	(242)	—

Previously reported net income/(loss) before adjustment	$821	(10)	(992)	(13,458)

Percent variation for previously reported net income before adjustment	0%	0%	24.4%	0%

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

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net sales
Woodlands	$31.0	38.2	37.0
Mills	98.0	79.1	70.4
Real Estate	31.1	33.8	15.3
Eliminations	(18.1)	(16.2)	(18.2)

Net sales	$142.0	134.9	104.5

Operating income/(loss) and net income/(loss)
Woodlands	$19.6	24.8	22.5
Mills	6.6	(5.6)	(6.8)
Real Estate	8.0	13.1	2.0
Corporate	(11.6)	(8.4)	(6.8)
Eliminations	.5	—	(.6)

Operating income	23.1	23.9	10.3
Equity in Del-Tin Fiber	.4	(4.7)	(28.2)
Interest income	.4	.5	.3
Interest and other debt expense	(6.0)	(6.9)	(4.5)
Other income/(expense)	.1	.2	.4
Income taxes	(6.9)	(4.8)	7.8

Net income/(loss)	$11.1	8.2	(13.9)

Earnings per common share*	$.92	.69	(1.35)

*	Amount for 2002 was after dividends for preferred stock that was redeemed in December 2002.

Consolidated

The $2.9 million increase in net income during 2004 was the result of improved operating results for the Company’s Mills segment combined with improved financial results from Del-Tin Fiber, partially off-set by the absence of significant sales of both commercial real estate property and timberland, which were present in 2003. General and administrative expenses also increased in 2004. Included in the 2002 consolidated results of operations was a non-cash write-off of the Company’s investment in Del-Tin Fiber totaling $18.7 million and a related tax benefit of $7.3 million. Deltic realized $142 million in total net sales in 2004, a record level for the Company.

Operating income for 2004 remained relatively flat, decreasing $.8 million compared to 2003. The Woodlands segment decreased $5.2 million due primarily to a decrease in sales of both timberland for higher and better use and non-strategic timberland combined with the planned slight reduction in the pine sawtimber harvest level. Mills segment operating results improved $12.2 million as a result of a $55 per thousand board feet (“MBF”) rise in average lumber sales price and a four percent increase in lumber sales volume. Real Estate operating income decreased $5.1 million resulting from 2003 benefiting from increased sales of commercial acreage, partially offset by a record level of residential real estate lot closings during 2004.

Operating income for 2003 increased $13.6 million compared to 2002. The Woodlands segment increased $2.3 million due primarily to an increase in sales of both timberland for higher and better use and non-strategic timberland, partially offset by a planned reduction in the pine sawtimber harvest level combined with a slightly lower average pine sawtimber price. Deltic’s Mills segment operating results improved $1.2 million as a result of a $12 per MBF rise in average lumber sales price. Real Estate operating income increased $11.1 million and benefited from increases in sales of commercial acreage and the number and average sales price of residential real estate lots sold.

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

The $12.2 million improvement in operating income between 2004 and 2003 was the result of the increase in net sales. The improvement in operating results for 2003 was also due to the increase in net sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	2004	2003	2002
Net sales (millions of dollars)
Residential lots	$21.1	15.2	9.6
Commercial sites	1.0	12.6	.1
Undeveloped acreage	2.6	—	.2

	2004	2003	2002
Sales volume
Residential lots	290	196	141
Commercial acres	4	72	1
Undeveloped acres	94	—	22
Average sales price (thousands of dollars)
Residential lots	$73	78	68
Commercial acres	226	175	218
Undeveloped acres	28	—	10

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

Income Taxes

The effective income tax rate was 38 percent, 37 percent, and 36 percent in 2004, 2003, and 2002, respectively. The effective rate increases were due primarily to higher effective rates for state income taxes in 2004.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $42.1 million for the year ended December 31, 2004, which compares to $44.2 million for 2003 and $32.1 million for 2002. Changes in operating working capital, other than cash and cash equivalents, provided cash of $.9 million in 2004, $.7 million in 2003, and $1.4 million in 2002. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between income/(loss) and cash provided by operating activities for each reported year.

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

The net change in purchased stumpage inventory provided cash of $2.6 million in 2004, but required cash of $.4 million in 2003 and $1.5 million in 2002. Advances to Del-Tin Fiber by the Company amounted to $1.6 million, $9 million, and $12.2 million in 2004, 2003, and 2002, respectively. In 2004, the Company received its first cash distributions from Del-Tin Fiber of $1.4 million. During 2001, $2.2 million of proceeds from sales of appreciated timberland parcels were deposited and held by a trustee to be used to acquire timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges. In 2002, these proceeds were received from the trustee, and $2.1 million was utilized to acquire timberlands as required, while the remaining $.1 million was deposited into the Company’s operating fund account and subject to applicable income taxes. An additional $.4 million of similar proceeds were held by a trustee at the end of 2002; these funds were received from the trustee in the first quarter of 2003 and utilized to finance a portion of the $10.2 million of timberlands that were acquired during the period for which the Company had a significant portion committed at the end of 2002. The $4.6 million received for timberland sold during 2003 was held by a trustee at December 31, 2003, while the Company identified potential timberlands to acquire in order to qualify these sales as a tax-deferred exchange. In 2004, these proceeds were received from the trustee and utilized to acquire timberlands as required. Initiation fees received from members joining Chenal Country Club, which are accounted for as a reduction in the cost basis of the Club rather than net sales, amounted to $1.2 million in 2004, $1.3 million in 2003, and $1.1 million in 2002.

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

Financial Condition

Working capital at year-end totaled $6.5 million in 2004 and $7.5 million in 2003. Deltic’s working capital ratio at December 31, 2004, was 1.73 to 1, compared to 2.08 to 1 at the end of 2003. Cash and cash equivalents at the end of 2004 were $.9 million compared to $1.7 million at the end of 2003. During 2004, total indebtedness of the Company decreased $29.3 million to $85.8 million at year-end. Deltic’s long-term debt to stockholders’ equity ratio was .466 to 1 at December 31, 2004, compared to .679 to 1 at year-end 2003.

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

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, for the years ended December 31 consisted of the following:

(Thousands of dollars, except per share amounts)	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net income/(loss), as reported	$11,093	8,194	(13,881)
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	468	220	431
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(811)	(769)	(937)

Pro forma net income/(loss)	$10,750	7,645	(14,387)

Basic earnings per share
As reported	$.92	.69	(1.35)
Pro forma	.89	.64	(1.40)
Dilutive earnings per share
As reported	$.91	.69	(1.35)
Pro forma	.88	.64	(1.40)

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

(Thousands of dollars)

	2004	2003
	(Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$859	1,687
Trade accounts receivable – net	6,482	4,243
Other receivables	660	1,257
Inventories	5,566	5,778
Prepaid expenses and other current assets	1,786	1,461

Total current assets	15,353	14,426
Investment in real estate held for development and sale	37,418	40,539
Investment in Del-Tin Fiber	3,858	—
Other investments and noncurrent receivables	1,829	6,660
Timber and timberlands – net	212,666	213,864
Property, plant, and equipment – net	35,767	36,882
Deferred charges and other assets	689	979

Total assets	$307,580	313,350

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$32	64
Trade accounts payable	4,080	2,772
Accrued taxes other than income taxes	1,293	1,246
Deferred revenues and other accrued liabilities	3,467	2,843

Total current liabilities	8,872	6,925
Long-term debt	85,724	115,056
Deferred tax liabilities – net	14,272	12,514
Guarantee of indebtedness of Del-Tin Fiber	3,278	—
Other noncurrent liabilities	11,343	9,385
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	71,483	69,459
Retained earnings	127,188	119,124
Unamortized restricted stock awards	(924)	(14)
Treasury stock	(13,772)	(19,103)
Accumulated other comprehensive income	(12)	(124)

Total stockholders’ equity	184,091	169,470

Total liabilities and stockholders’ equity	$307,580	313,350

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2004, 2003, and 2002

(Thousands of dollars, except per share amounts)

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net sales	$142,017	134,915	104,512

Costs and expenses
Cost of sales	95,199	88,379	71,352
Depreciation, amortization, and cost of fee timber harvested	11,188	13,345	15,224
General and administrative expenses	12,475	9,334	7,612

Total costs and expenses	118,862	111,058	94,188

Operating income	23,155	23,857	10,324
Equity in Del-Tin Fiber	366	(4,729)	(28,217)
Interest income	438	476	284
Interest and other debt expense	(5,982)	(6,861)	(4,558)
Other income/(expense)	44	161	433

Income/(loss) before income taxes	18,021	12,904	(21,734)
Income taxes	(6,928)	(4,710)	7,853

Net income/(loss)	$11,093	8,194	(13,881)

Earnings per common share
Basic	$.92	.69	(1.35)
Assuming dilution	$.91	.69	(1.35)
Dividends declared per common share	$.25	.25	.25
Average common shares outstanding (thousands)	12,122	11,924	11,919

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003, and 2002

(Thousands of dollars)

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Operating activities
Net income/(loss)	$11,093	8,194	(13,881)
Adjustments to reconcile net income/(loss) to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	11,188	13,345	15,224
Deferred income taxes	1,643	644	(7,729)
Real estate costs recovered upon sale	14,230	11,385	5,456
Timberland costs recovered upon sale	310	1,084	921
Equity in Del-Tin Fiber	(366)	4,729	28,217
Net increase/(decrease) in provisions for pension and other postretirement benefits	2,484	3,146	1,387
(Increase)/decrease in operating working capital other than cash and cash equivalents	937	698	1,416
Other - net	628	984	1,068

Net cash provided/(required) by operating activities	42,147	44,209	32,079

Investing activities
Capital expenditures requiring cash	(24,167)	(27,222)	(24,237)
Net change in purchased stumpage inventory	2,563	(417)	(1,450)
Advances to Del-Tin Fiber	(1,615)	(8,957)	(12,219)
Distributions from Del-Tin Fiber	1,400	—	—
(Increase)/decrease in funds held by trustee	4,583	(4,136)	1,789
Other - net	1,513	1,430	1,212

Net cash provided/(required) by investing activities	(15,723)	(39,302)	(34,905)

Financing activities
Proceeds from borrowings	29,700	37,039	96,450
Repayments of notes payable and long-term debt	(59,064)	(38,109)	(64,524)
Redemption of preferred stock	—	—	(30,000)
Treasury stock purchases	—	(377)	(746)
Increase/(decrease) in bank overdraft	—	(913)	913
Preferred stock dividends paid	—	—	(2,344)
Common stock dividends paid	(3,029)	(2,980)	(2,981)
Proceeds from stock option exercises	5,151	1,572	1,161
Other - net	(10)	(509)	(168)

Net cash provided/(required) by financing activities	(27,252)	(4,277)	(2,239)

Net increase/(decrease) in cash and cash equivalents	(828)	630	(5,065)
Cash and cash equivalents at beginning of year	1,687	1,057	6,122

Cash and cash equivalents at end of year	$859	1,687	1,057

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2004, 2003, and 2002

(Thousands of dollars)

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares; no shares issued at end of 2004, 2003, or 2002, (See Note 8 – Redeemable Preferred Stock)	$—	—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of each year	128	128	128

Capital in excess of par value
Balance at beginning of year	69,459	69,075	68,766
Exercise of stock options	867	182	165
Tax benefits on stock options	676	202	144
Restricted stock awards	481	—	—

Balance at end of year	71,483	69,459	69,075

Retained earnings
Balance at beginning of year for 2002			133,034
Restatement adjustment – 2002			(13)

Balance at beginning of year	119,124	113,910	133,021
Net income/(loss)	11,093	8,194	(13,881)
Preferred stock dividends accrued	—	—	(2,249)
Common stock dividends declared, $.25 per share	(3,029)	(2,980)	(2,981)

Balance at end of year	127,188	119,124	113,910

Unamortized restricted stock awards
Balance at beginning of year	(14)	(133)	(264)
Stock awards	(1,249)	—	—
Shares forfeited	35	—	—
Amortization to expense	304	119	131

Balance at end of year	(924)	(14)	(133)

Treasury stock
Balance at beginning of year – 845,600, 898,175, and 925,725 shares, respectively	(19,103)	(20,273)	(20,865)
Shares purchased – 7,052 shares in 2004, 15,909 shares in 2003, and 31,800 shares in 2002	(254)	(377)	(746)
Forfeited restricted stock – 954 shares in 2004	(35)	—	—
Shares issued for incentive plans – 248,205 shares in 2004, 68,484 shares in 2003, and 59,350 shares in 2002	5,620	1,547	1,338

Balance at end of year – 605,401, 845,600, and 898,175 shares, respectively, at cost	(13,772)	(19,103)	(20,273)

Accumulated other comprehensive income
Balance at beginning of year	(124)	—	—
Minimum pension liability adjustment, net of income taxes	112	(124)	—

Balance at end of year	(12)	(124)	—

Total stockholders’ equity	$184,091	169,470	162,707

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2004, 2003, and 2002

(Thousands of dollars)

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net income/(loss)	$11,093	8,194	(13,881)

Other comprehensive income/(loss)
Minimum pension liability adjustment	172	(190)	—
Income taxes	(60)	66	—

Total other comprehensive income	112	(124)	—

Comprehensive income/(loss)	$11,205	8,070	(13,881)

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 1 – Significant Accounting Policies

2005 Restatement

On August 12, 2005, Deltic Timber Corporation (“Deltic” or the “Company”) amended its Annual Report on Form 10-K for the year ended December 31, 2004, to amend and restate its financial statements for the years 2002 through 2004, for the third quarter of 2002, and for each quarter in 2003 and 2004 to correct an overstatement of the carrying value of the Company’s inventory of third-party purchases of standing timber inventory used to supply its Ola sawmill. The effect of the restatement on Deltic’s Consolidated Balance Sheet at the end of the reported periods is immaterial and the restatement has no effect on the Company’s net cash flows. The effect of the restatement on retained earnings at January 1, 2002 was a reduction of $13,000. This restatement adjustment also affected the following notes to the consolidated financial statements: Note 4 – Timber and Timberlands, Note 9 – Income Taxes, Note 15 – Supplemental Cash Flows Disclosures, Note 16 – Earnings per Share, Note 18 – Business Segments, Note 20 – Financial Results by Quarter (Unaudited).

In order to operate its two sawmills economically, the Company relies on purchases of timber (raw material) from third parties to supplement its own timber harvests from Company owned timberlands. Deltic has an active timber procurement function for each of its sawmills. Sawmill inventory of third-party purchases of standing timber is comprised of timber purchased by the sawmill from third parties that has not yet been harvested and delivered to the mill. When these types of purchases are made by the Company’s procurement function, ownership of the timber located on the designated tract of land transfers to the Company, however, ownership of the land itself does not transfer. The carrying value of this purchased stumpage inventory is grouped with the Company’s wholly-owned timberlands and reported as the line item Timber and Timberlands on Deltic’s Consolidated Balance Sheet. Over the past five years, such purchased stumpage inventory has represented 2.3 percent to 5.5 percent of the total Timber and Timberlands line- item balance.

At the time that a tract of procurement timber is purchased, an inventory amount based on the cash payment and an estimated volume derived from estimates made by the procurement foresters are established. An estimated average cost per ton is obtained by dividing the original cost of the purchased timber on the tract by the original estimated volume of that timber. As the timber is harvested and brought into the mill, reductions in the purchased timber carrying balance are recorded using the calculated average cost per ton. Once all harvestable timber is removed from a tract the procurement personnel communicate the closing of the tract to the accounting function. Upon this notification, a final adjustment is made to mill log cost based on any amount remaining in inventory (increase in the case of undercut or decrease in the case of overcut).

In mid-July 2005, the Company’s procurement manager for its Ola sawmill disclosed to senior management that the volume of certain tracts of third-party purchased standing timber inventory for the Ola mill was overstated. The Ola Mill procurement manager largely controlled the information being received by Deltic’s accounting personnel. The overstatement arose from his failure to timely report to Deltic’s accounting personnel and his having concealed from accounting personnel the differences between actual harvest volumes and the original estimates of timber volume, determined when the tracts were acquired.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 1 – Significant Accounting Policies (cont.)

Effects of the restatement by line item are as follows:

	2004		2003
(Thousands of dollars)	As previously reported	As restated	As previously reported	As restated
Consolidated Balance Sheet[1]
Other receivables	$23	660	1,041	1,257
Total current assets	14,716	15,353	14,210	14,426
Timber and timberlands – net	214,710	212,666	215,040	213,864
Total assets	308,987	307,580	314,310	313,350

Income taxes payable	—	—	151	—
Total current liabilities	8,872	8,872	7,076	6,925
Deferred tax liabilities – net	14,351	14,272	12,559	12,514
Retained earnings	128,516	127,188	119,888	119,124
Total stockholders’ equity	185,419	184,091	170,234	169,470
Total liabilities and stockholders’ equity	308,987	307,580	314,310	313,350

	2004		2003		2002
(Thousands of dollars, except per share amounts)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Consolidated Statement of Income[2]

Cost of sales	$94,331	95,199	87,596	88,379	70,979	71,352
Total costs and expenses	117,994	118,862	110,275	111,058	93,815	94,188
Operating income	24,023	23,155	24,640	23,857	10,697	10,324
Income/(loss) before income taxes	18,889	18,021	13,687	12,904	(21,361)	(21,734)
Income taxes	(7,232)	(6,928)	(4,984)	(4,710)	7,722	7,853
Net income/(loss)	11,657	11,093	8,703	8,194	(13,639)	(13,881)

Earnings per common share
Basic	$.96	.92	.73	.69	(1.33)	(1.35)
Assuming dilution	.96	.91	.73	.69	(1.33)	(1.35)

[1]	At December 31

[2]	For year ended December 31

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 1 – Significant Accounting Policies (cont.)

	2004		2003		2002
(Thousands of dollars)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Consolidated Statement of Cash Flows[1]
Net income/(loss)	$11,657	11,093	8,703	8,194	(13,639)	(13,881)
Operating activities
Deferred income taxes	1,677	1,643	674	644	(7,714)	(7,729)
(Increase)/decrease in operating working capital other than cash and cash equivalents	1,207	937	942	698	1,532	1,416
Net cash provided/(required) by operating activities	43,015	42,147	44,992	44,209	32,452	32,079

Investing activities
Net change in purchased stumpage inventory	1,695	2,563	(1,200)	(417)	(1,823)	(1,450)
Net cash provided/(required) by investing activities	(16,591)	(15,723)	(40,085)	(39,302)	(35,278)	(34,905)

	2004		2003		2002
(Thousands of dollars)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Consolidated Statement of Stockholders’ Equity[1]
Retained earnings
Balance at beginning of year	$119,888	119,124	114,165	113,910	133,034	133,021
Net income/(loss)	11,657	11,093	8,703	8,194	(13,639)	(13,881)
Balance at end of year	128,516	127,188	119,888	119,124	114,165	113,910
Total stockholders’ equity	185,419	184,091	170,234	169,470	162,962	162,707

	2004		2003		2002
(Thousands of dollars)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Consolidated Statement of Comprehensive Income[1]
Net income/(loss)	$11,657	11,093	8,703	8,194	(13,639)	(13,881)
Comprehensive income/(loss)	11,769	11,205	8,579	8,070	(13,639)	(13,881)

[1]	For year ended December 31

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 1 – Significant Accounting Policies (cont.)

Quarterly Information (unaudited)

	2004
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(Thousands of dollars)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Consolidated Balance Sheet
Other receivables	$857	857	883	883	12	12	23	660
Total current assets	14,627	14,627	14,210	14,210	19,820	19,820	14,716	15,353
Timber and timberlands – net	216,198	215,088	217,947	216,836	215,145	213,303	214,710	212,666
Total assets	312,018	310,908	310,176	309,065	314,803	312,961	308,987	307,580

Income taxes payable	408	62	1,075	729	1,577	1,003	—	—
Total current liabilities	7,395	7,049	8,110	7,764	12,306	11,732	8,872	8,872
Deferred tax liabilities – net	12,786	12,743	12,922	12,879	14,185	14,114	14,351	14,272
Retained earnings	120,413	119,692	122,405	121,683	125,829	124,632	128,516	127,188
Total stockholders’ equity	174,107	173,386	176,682	175,960	181,655	180,458	185,419	184,091
Total liabilities and stockholders’ equity	312,018	310,908	310,176	309,065	314,803	312,961	308,987	307,580

Quarterly Information (unaudited)

	2003
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(Thousands of dollars)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Consolidated Balance Sheet
Other receivables	$2,279	2,279	2,360	2,360	2,983	3,187	1,041	1,257
Total current assets	15,398	15,398	15,277	15,277	18,717	18,921	14,210	14,426
Timber and timberlands – net	218,751	218,193	218,106	217,531	216,799	215,990	215,040	213,864
Total assets	317,929	317,371	315,027	314,452	316,909	316,304	314,310	313,350

Income taxes payable	771	596	1,453	1,273	49	—	151	—
Total current liabilities	11,336	11,161	10,261	10,081	9,976	9,927	7,076	6,925
Deferred tax liabilities – net	11,857	11,836	10,973	10,951	11,660	11,629	12,559	12,514
Retained earnings	114,635	114,273	116,309	115,936	115,898	115,373	119,888	119,124
Total stockholders’ equity	163,084	162,722	164,800	164,427	166,348	165,823	170,234	169,470
Total liabilities and stockholders’ equity	317,929	317,371	315,027	314,452	316,909	316,304	314,310	313,350

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 1 – Significant Accounting Policies (cont.)

Quarterly Information (unaudited)

	2004
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(Thousands of dollars, except per share amounts)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Consolidated Statement of Income
Cost of sales	$18,197	18,131	22,565	22,566	28,762	29,493	24,807	25,009
Total cost and expenses	23,919	23,853	28,216	28,217	35,629	36,360	30,230	30,432
Operating income	3,892	3,958	5,781	5,780	7,626	6,895	6,724	6,522
Income/(loss) before income taxes	2,129	2,195	4,583	4,582	6,764	6,033	5,413	5,211
Income taxes	(854)	(877)	(1,833)	(1,833)	(2,582)	(2,326)	(1,963)	(1,892)
Net income/(loss)	1,275	1,318	2,750	2,749	4,182	3,707	3,450	3,319
Earnings per common share
Basic	$.11	.11	.23	.23	.34	.31	.28	.27
Assuming dilution	.11	.11	.23	.23	.34	.30	.28	.27

Quarterly Information (unaudited)

	2003
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(Thousands of dollars, except per share amounts)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Consolidated Statement of Income
Cost of sales	$21,558	21,723	23,455	23,472	22,324	22,558	20,259	20,626
Total cost and expenses	26,990	27,155	28,846	28,863	27,312	27,546	27,127	27,494
Operating income	5,439	5,274	6,114	6,097	3,418	3,184	9,669	9,302
Income/(loss) before income taxes	2,044	1,879	3,716	3,699	588	354	7,339	6,972
Income taxes	(830)	(772)	(1,299)	(1,293)	(254)	(172)	(2,601)	(2,473)
Net income/(loss)	1,214	1,107	2,417	2,406	334	182	4,738	4,499
Earnings per common share
Basic	$.10	.09	.20	.20	.03	.02	.40	.38
Assuming dilution	.10	.09	.20	.20	.03	.02	.39	.37

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 1 – Significant Accounting Policies (cont.)

Quarterly Information (unaudited)

	2002 Third Quarter
(Thousands of dollars, except per share amounts)	As previously reported	As restated
Consolidated Statement of Income
Cost of sales	19,154	19,527
Total cost and expenses	23,896	24,269
Operating income	1,669	1,296
Income/(loss) before income taxes	(1,050)	(1,423)
Income taxes	58	189
Net income/(loss)	(992)	(1,234)

Earnings per common share
Basic	(0.13)	(0.15)
Assuming dilution	(0.13)	(0.15)

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

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, for the years ended December 31 consisted of the following:

(Thousands of dollars, except per share amounts)	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net income/(loss), as reported	$11,093	8,194	(13,881)
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	468	220	431
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(811)	(769)	(937)

Pro forma net income/(loss)	$10,750	7,645	(14,387)

Basic earnings per share
As reported	$.92	.69	(1.35)
Pro forma	.89	.64	(1.40)
Dilutive earnings per share
As reported	$.91	.69	(1.35)
Pro forma	.88	.64	(1.40)

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 4 – Timber and Timberlands

Timber and timberlands at December 31 consisted of the following:

(Thousands of dollars)	2004	2003
	(restated)	(restated)
Purchased stumpage inventory	$4,949	7,512
Timberlands	79,650	78,438
Fee timber	196,406	192,007
Logging facilities	1,778	1,773

	282,783	279,730
Less accumulated cost of fee timber harvested and facilities depreciation	(70,117)	(65,866)

	$212,666	213,864

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

Note 9 – Income Taxes (Restated)

The components of income tax expense/(benefit) related to income/(loss) from operations for the years ended December 31, 2004, 2003, and 2002, consisted of the following:

(Thousands of dollars)	2004	2003	2002
Federal
Current	$5,264	4,026	(536)
Deferred	405	482	(6,681)

	5,669	4,508	(7,217)
State
Current	21	40	412
Deferred	1,238	162	(1,048)

Total	$6,928	4,710	(7,853)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective rates on income/(loss) from operations before income taxes consisted of the following:

	2004	2003	2002
Statutory income tax rate	35%	35%	(35)%
State income taxes, net of federal income tax benefit	4	2	(1)
Other	(1)	—	—

Effective income tax rate	38%	37%	(36)%

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, showing the tax effects of significant temporary differences, consisted of the following:

(Thousands of dollars)	2004	2003
Deferred tax assets
Investment in real estate held for development and sale	$12,866	12,665
State NOL carryforward	3,890	5,307
Postretirement and other employee benefits	4,340	3,144
AMT credit carryforward	—	384
Other deferred tax assets	928	616

Total deferred tax assets	22,024	22,116
Less valuation allowance	(2,612)	(2,911)

Total deferred tax assets – net	19,412	19,205

Deferred tax liabilities
Investment in Del-Tin Fiber	(5,168)	(3,634)
Timber and timberlands	(19,827)	(19,801)
Property, plant, and equipment	(7,303)	(7,328)
Other deferred tax liabilities	(650)	(275)

Total deferred tax liabilities	(32,948)	(31,038)

Net deferred tax assets/(liabilities)	$(13,536)	(11,833)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 9 – Income Taxes (cont.)

Net long-term deferred tax liabilities were $14,272,000 at December 31, 2004, and $12,514,000 at December 31, 2003. In addition, short-term deferred tax assets of $736,000 at December 31, 2004, and $681,000 at December 31, 2003, are included in the Consolidated Balance Sheets in Prepaid Expenses and Other Current Assets for the respective years.

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

At December 31, 2004, the Company had operating loss carryforwards for state tax purposes of approximately $64,864,000. Of this amount, $10,659,000 expires in 2005, $21,664,000 expires in 2006, $23,521,000 expires in 2007, and $9,020,000 expires in 2008. An additional $1,401,000 will expire if not utilized as expected upon the filing of Deltic’s 2004 Arkansas state income tax return. At December 31, 2004, the Company had prepaid federal income taxes totaling $342,000 reflected in the 2004 Consolidated Balance Sheet in Prepaid Expenses and Other Current Assets; no such prepayment existed as of December 31, 2003. In addition, the Company had expected net federal tax refunds of $637,000 and $216,000 at December 31, 2004 and 2003, respectively, reflected in the Consolidated Balance Sheets in Other Receivables.

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

Retirement Plans — The accumulated benefit obligations for the Company’s retirement plans were $16,345,000 and $13,951,000 at December 31, 2004, and 2003, respectively. For the Company’s qualified plan, the projected benefit obligation (“PBO”) exceeded the fair value of plan assets by $4,756,000 and $4,080,000 at December 31, 2004 and 2003, respectively. The qualified plan’s accumulated benefit obligation (“ABO”) at December 31, 2004 exceeded the fair value of plan assets by $718,000 and accordingly, a liability is included in the 2004 Consolidated Balance Sheet in Other Noncurrent Liabilities. The fair value of plan assets exceeded the ABO at December 31, 2003 by $237,000 and thus, no recognition of a minimum pension liability was required for the qualified plan. The Company does not fund its nonqualified plan; therefore, this plan has no assets. At year-end 2004 and 2003, the PBO for this nonqualified plan was $2,808,000 and $2,038,000, respectively. The Company recorded an actuarial determined liability, related to this nonqualified plan, in the amount of $2,490,000 at December 31, 2004, and $1,524,000 at December 31, 2003, which is reflected in the Consolidated Balance Sheets in Other Noncurrent Liabilities. As of December 31, 2004 and 2003, the ABO for the nonqualified plan exceeded the actuarial liability by $18,000 and $190,000, respectively. As a result, the Company has recorded the appropriate additional minimum pension liability for this amount, which is reflected in the 2004 and 2003 Consolidated Balance Sheets in Other Noncurrent Liabilities. Since the Company had no previously unrecognized prior service cost to offset this additional liability, these amounts were recorded as a component of stockholders’ equity, net of related income tax benefits of $6,000 and $66,000, respectively, in the 2004 and 2003 Consolidated Balance Sheets in Accumulated Other Comprehensive Income.

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

(Increases)/decreases in operating working capital other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

(Thousands of dollars)	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Trade accounts receivable	$(2,255)	(1,013)	1,090
Other receivables	601	1,200	1,251
Inventories	213	478	(692)
Prepaid expenses and other current assets	(271)	295	(180)
Trade accounts payable	1,307	(544)	(208)
Accrued taxes other than income taxes	41	52	4
Income taxes payable	670	53	—
Deferred revenues and other accrued liabilities	631	177	151

	$937	698	1,416

Note 16 – Earnings per Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

(Thousands of dollars, except per share amounts)	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Income/(loss) from continuing operations	$11,093	8,194	(13,881)
Less preferred dividends declared	—	—	(2,249)

Earnings available to common shareholders	$11,093	8,194	(16,130)

Weighted average number of common shares used in basic EPS	12,122	11,924	11,919
Effect of dilutive stock options*	67	31	—

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,189	11,955	11,919

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 16 – Earnings per Share (cont.)

(Thousands of dollars, except per share amounts)	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Earnings per common share
Basic	$.92	.69	(1.35)
Assuming dilution	$.91	.69	(1.35)

*	Additional potential common shares from stock options outstanding for 2002, amounting to 39,000, were excluded from the calculation of diluted earnings per share since they would result in antidilution due to the loss from continuing operations available to common shareholders.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 18 – Business Segments (cont.)

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net sales
Woodlands	$31,077	38,210	36,964
Mills	97,963	79,141	70,386
Real Estate	31,080	33,771	15,343
Eliminations[1]	(18,103)	(16,207)	(18,181)

	$142,017	134,915	104,512

Income/(loss) before income taxes Operating income
Woodlands	$19,603	24,778	22,449
Mills	6,604	(5,630)	(6,743)
Real Estate	8,011	13,103	2,004
Corporate	(11,576)	(8,412)	(6,792)
Eliminations	513	18	(594)

Operating income	23,155	23,857	10,324
Equity in Del-Tin Fiber	366	(4,729)	(28,217)
Interest income	438	476	284
Interest and other debt expense	(5,982)	(6,861)	(4,558)
Other income/(expense)	44	161	433

	$18,021	12,904	(21,734)

Total assets at year-end
Woodlands	$208,847	207,899	202,473
Mills	42,987	47,154	50,148
Real Estate	41,091	43,931	46,100
Corporate[2,3]	14,655	14,366	11,555

	$307,580	313,350	310,276

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$4,836	6,996	8,786
Mills	5,615	5,710	5,840
Real Estate	568	543	454
Corporate	169	96	144

	$11,188	13,345	15,224

Capital expenditures
Woodlands	$6,686	12,408	5,175
Mills	4,797	3,405	3,571
Real Estate	12,519	11,198	15,378
Corporate	165	211	113

	$24,167	27,222	24,237

[1]	Primarily intersegment sales of timber from Woodlands to Mills.

[2]	Includes investment in Del-Tin Fiber, an equity method investee, of $3,858,000, zero, and zero (after write-off of impaired investment carrying value) at December 31, 2004, 2003, and 2002, respectively. (For additional information regarding Del-Tin Fiber, see Note 3 – Investment in Del-Tin Fiber.)

[3]	Includes balance of timberland sales proceeds held by trustee of zero as of December 31, 2004, $4,583,000 as of December 31, 2003, and $447,000 as of December 31, 2002.

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

Note 20 – Financial Results by Quarter (Unaudited)

(Thousands of dollars, except per share amounts)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$27,811	33,997	43,255	36,954	142,017
Gross profit	6,767	8,741	10,978	9,144	35,630
Operating income	3,958	5,780	6,895	6,522	23,155
Net income/(loss)	1,318	2,749	3,707	3,319	11,093
Earnings per common share
Basic	$.11	.23	.31	.27	.92
Assuming dilution	$.11	.23	.30	.27	.91
Dividends per common share	$.0625	.0625	.0625	.0625	.25
Market price per common share
High	$36.04	38.50	40.14	45.99	45.99
Low	30.70	33.26	33.34	38.70	30.70
Close, at period-end	35.48	38.40	39.79	42.45	42.45

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter[1]	Year
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$32,429	34,960	30,730	36,796	134,915
Gross profit	7,174	8,021	5,046	12,950	33,191
Operating income	5,274	6,097	3,184	9,302	23,857
Net income/(loss)	1,107	2,406	182	4,499	8,194
Earnings per common share
Basic	$.09	.20	.02	.38	.69
Assuming dilution	$.09	.20	.02	.37	.69
Dividends per common share	$.0625	.0625	.0625	.0625	.25
Market price per common share
High	$28.86	28.65	33.70	31.34	33.70
Low	23.35	23.85	27.70	27.96	23.35
Close, at period-end	23.90	28.45	28.92	30.40	30.40

[1]	Includes the impact of enhanced retirement benefits granted to certain employees upon early retirement, amounting to $916,000, $575,000 net of related income taxes of $341,000.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 20 – Financial Results by Quarter (Unaudited) (cont.)

(Thousands of dollars, except per share amounts)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter[2]	Year
			(Restated)		(Restated)
Net sales	$27,095	28,106	25,565	23,746	104,512
Gross profit	6,784	6,142	3,128	1,882	17,936
Operating income	4,737	4,024	1,296	267	10,324
Net income/(loss)	821	(10)	(1,234)	(13,458)	(13,881)
Earnings per common share
Basic	$.02	(.05)	(.15)	(1.18)	(1.35)
Assuming dilution	$.02	(.05)	(.15)	(1.18)	(1.35)
Dividends per common share	$.0625	.0625	.0625	.0625	.25
Market price per common share
High	$30.63	34.95	35.20	29.35	35.20
Low	28.00	29.75	21.98	22.00	21.98
Close, at period-end	30.25	34.48	21.98	26.70	26.70

[2]	Includes the write-off of the Company’s investment in Del-Tin Fiber of $18,723,000, $11,440,000 net of related deferred income taxes of $7,283,000.

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

The Company’s consolidated financial statements, as restated, have been audited by KPMG LLP, an independent registered public accounting firm, who have expressed their opinion with respect to the fairness of the consolidated financial statements in conformity with generally accepted accounting principles. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Audit Committee of the Board of Directors (“the Audit Committee”) appoints the independent auditors; ratification of the appointment is solicited annually from the shareholders.

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

/s/ RAY C. DILLON	/s/ CLEFTON D. VAUGHAN
Ray C. Dillon President and Chief Executive Officer August 12, 2005	Clefton D. Vaughan Vice President and Chief Financial Officer August 12, 2005

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

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Deltic Timber Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005, except as to the fourth paragraph of Management’s Report on Internal Control Over Financial Reporting (as restated), which is as of August 12, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2004.

/s/ KPMG LLP

KPMG LLP

Shreveport, Louisiana

March 9, 2005, except as to the restatement discussed

    in Note 1, which is as of August 12, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Restatement

In mid-July 2005, the Company’s log supply procurement manager for its Ola sawmill contacted the Company’s Chief Executive Officer and Chief Financial Officer and disclosed that the volume of certain tracts of third-party purchased standing timber inventory recorded on the Company’s books was overstated. Descriptions of how the overstatement occurred, its quantification, and impact on the Company’s financial statements are as follows:

•	The Company supplies logs to its sawmills for the manufacture of lumber from a combination of transfers from its fee timberlands and purchases of timber from third parties. In the case of a third-party timber purchase, mill procurement personnel estimate the volume of timber located on the subject tract and acquire such timber for a purchase price agreed with the seller. Once acquired, the estimated volume of timber is entered into the Company’s standing timber inventory at its purchase price. As timber is thereafter harvested from the tract and brought to the Company’s sawmills, standing timber inventory is reduced, and the sawmill incurs log costs based on the volume of timber received as a proportion of the total volume of standing timber inventory recorded with respect to such tract at the time of its acquisition. The Ola mill procurement manager reported that when the harvests of timber from certain tracts produced a shortfall in volume compared to the original volume estimates, due to overestimates made when the timber on the tracts was acquired, he failed to report the shortfall to accounting personnel and concealed from accounting personnel that the volume remaining on the Company’s books and records as standing timber inventory was incorrect. As a result, third-party purchased standing inventory amounts were not correctly reported, and the correct amount of log costs was not reflected in the mill’s manufacturing expense.

•	Promptly upon learning of the procurement manager’s actions: the Company terminated his employment; notification of his disclosures was made to the Chairman of the Audit Committee of the Board of Directors and to the audit engagement partner of the Company’s independent registered public accountants; and, an internal review was commenced to determine the quantity of the overstatement and to identify the reporting periods in which the volume and cost for the various tracts should have been entered in the Company’s books and records. This review revealed that the procurement manager had failed to reconcile and report the correct timber volumes at December 31, 2004, on some 34 tracts purchased from third parties. The overstatement of standing timber inventory as of December 31, 2004, totaled approximately 51 thousand tons.

•	The Company’s financial statements were impacted by the overstatement of third-party purchased standing inventory during the years 2002 through 2004, including the third quarter of 2002 and each quarter in 2003 and 2004. The adjustments needed to correct the overstatements resulted in a reduction in purchased third-party standing inventory as of December 31, 2004, of approximately $2 million, and a cumulative reduction in reported after-tax earnings of $1.3 million ($0.2 million in 2002, $0.5 million in 2003, and $0.6 million in 2004). Correction of the misstatements has no effect on either the Company’s individual-year or cumulative net cash flows.

The disclosure of the procurement manager, and the status of and conclusions of the internal review have been regularly reported to KPMG LLP, the Company’s independent registered public accounting firm and to the Audit Committee of the Board of Directors. On August 3, 2005, management recommended to the Audit Committee that the financial statements identified above be restated to correct the errors described above. The Audit Committee accepted this recommendation at its meeting on August 3, 2005, and, in light of the restatement, determined that the financial statements and other information related to the periods referred to above should no longer be relied upon.

(b) Evaluation of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004. In such evaluation, the then-existing controls over third-party purchased standing timber inventory were determined to be effective. In connection with the restatement, under the direction of our Chief Executive Officer and Chief Financial Officer, the Company reevaluated its disclosure controls and procedures and controls over financial reporting, and has identified material weaknesses in its internal control over financial reporting related to accounting for third-party purchased standing timber inventory.

As a result of these material weaknesses, the Company’s management has concluded that its disclosure controls and procedures were not effective as of December 31, 2004.

(c) Management’s Report on Internal Control Over Financial Reporting (as restated)

The management of Deltic Timber Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2004, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 11, 2005, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Subsequently, management identified the following material weaknesses in internal control over financial reporting with respect to accounting for third-party purchased standing timber inventory:

•	a lack of segregation of duties related to the timber procurement function, in that the procurement manager calculated the estimated volumes on purchased tracts of third-party standing timber, approved purchases of tracts of third-party standing timber up to the level of his approval authority, monitored logging activity on all procured tracts, reported such logging activity to accounting personnel, maintained the records of expiration dates for logging rights for all procured tracts, obtained extensions to original expiration dates for all procured tracts, and determined the timing of reporting to accounting personnel that logging activities on procured tracts had been completed;

•	a lack of frequent and comprehensive review of status updates for each respective tract of purchased third-party standing timber;

•	a lack of established procedures requiring adjustment in the carrying value of procured tracts when there are no current reports of logging activity reported to accounting personnel, unless an affirmative justification is timely presented and approved; and

•	a lack of training and education designed to ensure that all relevant personnel involved in third-party purchased standing timber inventory transactions understand and apply the proper accounting procedures.

These material weaknesses resulted in material errors in accounting requiring restatement of the Company’s previously issued financial statements. The Company amended its Annual Report on Form 10-K for the year ended December 31, 2004, and restated its financial statements for the fiscal years ended 2002 through 2004, the third quarter of 2002 and each quarter of 2003 and 2004 to reflect the correction of these errors in accounting.

Additionally, the Company’s management has revised its earlier assessment and now concludes that the Company’s internal control over financial reporting was not effective as of December 31, 2004.

Deltic Timber Corporation’s independent auditor, KPMG LLP, a registered public accounting firm, has issued an audit report on our management’s revised assessment of the Company’s internal control over financial reporting as of December 31, 2004.

(d) Remediation of Material Weaknesses in Internal Control

The Company plans and intends to implement and thoroughly test new policies and procedures that are intended to fully remediate the material weaknesses in its internal control over financial reporting with respect to accounting for third-party purchased standing timber inventory. These remedial actions include:

•	Substantially increasing the segregation of duties related to the acquisition of and accounting for third-party purchased standing timber inventory, including a reduction in the expenditure authority levels of mill procurement personnel to increase involvement of management in acquisitions;

•	institution of new requirements in connection with third-party purchased standing timber inventory for the creation and wider distribution of records and documentation beginning with the original estimation process prior to acquisition of tracts of third-party purchased standing timber inventory and continuing through the final harvest and volume reconciliation for each tract;

•	imposition of more frequent and comprehensive status updates for each respective tract of third-party purchased standing timber inventory with active participation by both procurement and accounting personnel;

•	establishment of default procedures that require adjustments in the carrying value of respective tracts where no current reports of logging activity are being made by procurement personnel to accounting personnel, unless an affirmative justification is timely presented and approved;

•	additional training and education designed to ensure that all relevant personnel involved in the transactions understand and apply the proper accounting for third-party purchased standing timber inventory; and

•	extension of the Company’s sub-certification requirements relating to information supplied which may form a part of the Company’s accounting books and records to include all procurement managers and supervisors.

In connection with this amended Form 10-K, under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, the Company is evaluating its disclosure controls and procedures and internal control over financial reporting, including those currently planned and being implemented, with the intent to fully remediate the material weaknesses in its internal control over financial reporting with respect to accounting for third-party standing timber inventory.

(e) Changes in Internal Control Over Financial Reporting

As previously reported, there was no change in our internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to discovery of the misstatements caused by the former Ola mill procurement manager, the Company intends to take remedial actions described above.

(f) Report of Independent Registered Public Accounting Firm

The Board of Directors

Deltic Timber Corporation:

We have audited management’s restated assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as restated) (Item 9A(c)), that Deltic Timber Corporation and Subsidiaries (“Deltic”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s restated assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Deltic’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual and interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weaknesses as of December 31, 2004:

•	a lack of segregation of duties related to the timber procurement function, in that the procurement manager calculated the estimated volumes on purchased tracts of third-party standing timber, approved purchases of tracts of third-party standing timber up to the level of his approval authority, monitored logging activity on all procured tracts, reported such logging activity to accounting personnel, maintained the records of expiration dates for logging rights for all procured tracts, obtained extensions to original expiration dates for all procured tracts, and determined the timing of reporting to accounting personnel that logging activities on procured tracts had been completed;

•	a lack of frequent and comprehensive review of status updates for each respective tract of purchased third-party standing timber;

•	a lack of established procedures requiring adjustment in the carrying value of procured tracts when there are no current reports of logging activity reported to accounting personnel, unless an affirmative justification is timely presented and approved; and

•	a lack of training and education designed to ensure that all relevant personnel involved in third-party purchased standing timber inventory transactions understand and apply the proper accounting procedures.

These material weaknesses resulted in restating Deltic’s previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the financial information for certain quarters in 2004, 2003, and 2002. As stated in the fourth paragraph of Management’s Report on Internal Control over Financial Reporting (as restated), management’s assessment of the effectiveness of Deltic’s internal control over financial reporting has been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deltic Timber Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements (as restated), and this report does not affect our report dated March 9, 2005, except as to the restatement discussed in Note 1 to the consolidated financial statements, which is as of August 12, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s restated assessment that Deltic did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Deltic did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/ KPMG LLP

KPMG LLP

Shreveport, Louisiana

March 9, 2005, except as to the fourth paragraph of

    Management’s Report on Internal Control over Financial

    Reporting (as restated), which is as of August 12, 2005

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	Financial Statements, Schedules and Exhibits.

1.	Consolidated Financial Statements (Restated).

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

3.	Exhibits.

3	Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Deltic Timber Corporation as of December 17, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

3.2	Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

4	Instruments Defining the Rights of Security Holders.

4.1	Rights Agreement dated as of December 11, 1996, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10	Material contracts.

10.1	Deltic Timber Corporation 2002 Stock Incentive Plan (incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement related to the Annual Meeting of Stockholders on April 25, 2002).

10.2	Distribution Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.4	Credit facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.5	Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.6	Fiber Supply Agreement dated February 21, 1995, with Del-Tin Fiber L.L.C. (incorporated by reference to Exhibit 10.2 to Registrant’s Registration of Securities Report on Form 10).

10.7	Note Purchase Agreement dated December 18, 1998 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Selective Sections of Del-Tin Fiber L.L.C.’s Project Credit Agreement dated November 23, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Revolving Credit Agreement dated June 20, 2001 (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.10	Note Purchase Agreement dated December 20, 2002, (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	First Amended and Restated Revolving Credit Agreement dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.12	Guarantee Agreement between Deltic Timber Corporation and SunTrust Bank related to the Del-Tin Fiber Credit Agreement dated August 26, 2004, included elsewhere herein.

10.13	Annual Incentive Compensation Plan, included elsewhere herein.

10.14	Non Qualified Stock Option Form, included elsewhere herein.

10.15	Restricted Stock Award Agreement and Stock Power, included elsewhere herein.

10.16	Performance Based Restricted Stock Award Agreement and Stock Power, included elsewhere herein.

10.17	Change-in-Control and Involuntary Severance Agreement with CEO, included elsewhere herein.

10.18	Change-in-Control Agreement with CEO Direct Reports, included elsewhere herein.

21	Subsidiaries of the Registrant, included elsewhere herein.

23	Consent of Independent Registered Public Accounting Firm related to reports on financial statements and internal control over financial reporting of Deltic Timber Corporation, included elsewhere herein.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

99	Form 11-K, Annual Report for the fiscal year ended December 31, 2004, covering Thrift Plan of Deltic Timber Corporation. To be filed as an amendment of this Annual Report on Form 10-K, not later than 180 days after December 31, 2004.

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ RAY C. DILLON	Date: August 12, 2005
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