Form 10-Q
period 2005-06-30
DELTIC TIMBER CORP
filed 2005-08-15
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares of Common Stock, $.01 Par Value, outstanding at June 30, 2005, was 12,250,494.

TABLE OF CONTENTS - SECOND QUARTER 2005 FORM 10-Q REPORT

2005 Restatement

As described in the Company’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2004, Deltic has restated its financial statements and other information for the years 2002 through 2004, for the third quarter of 2002, and for each quarter in 2003 and 2004.

For further discussion of the effects of the 2005 restatement on the periods covered by this report, see Part 1, Item 1. Financial Statements, Note 1 to consolidated financial statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4. Controls and Procedures.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	June 30, 2005	Dec. 31, 2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,631	859
Trade accounts receivable	8,379	6,508
Allowance for doubtful accounts	(22)	(26)
Other receivables	22	660
Inventories	6,949	5,566
Prepaid expenses and other current assets	1,513	1,786

Total current assets	19,472	15,353
Investment in real estate held for development and sale	35,484	37,418
Investment in Del-Tin Fiber	5,364	3,858
Investments and noncurrent receivables	2,141	1,829
Timber and timberlands - net	213,610	212,666
Property, plant, and equipment - net	38,806	35,767
Deferred charges and other assets	564	689

Total assets	$315,441	307,580

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$32	32
Trade accounts payable	4,869	4,080
Accrued taxes other than income taxes	1,846	1,293
Income taxes payable	761	—
Deferred revenues and other accrued liabilities	3,089	3,467

Total current liabilities	10,597	8,872
Long-term debt	84,008	85,724
Deferred tax liabilities - net	13,079	14,272
Guarantee of indebtedness of Del-Tin Fiber	2,933	3,278
Other noncurrent liabilities	12,760	11,343
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	72,132	71,483
Retained earnings	134,577	127,188
Unamortized restricted stock awards	(1,945)	(924)
Treasury stock	(12,816)	(13,772)
Accumulated other comprehensive income	(12)	(12)

Total stockholders’ equity	192,064	184,091

Total liabilities and stockholders’ equity	$315,441	307,580

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	$45,980	33,997	85,415	61,808

Costs and expenses
Cost of sales	29,896	22,566	56,718	40,697
Depreciation, amortization, and cost of fee timber harvested	2,881	2,690	5,838	5,603
General and administrative expenses	3,107	2,961	6,431	5,770

Total costs and expenses	35,884	28,217	68,987	52,070

Operating income	10,096	5,780	16,428	9,738
Equity in Del-Tin Fiber	738	260	23	26
Interest income	135	60	160	118
Interest and other debt expense	(1,457)	(1,517)	(2,860)	(3,100)
Other income/(expense)	(3)	(1)	(3)	(5)

Income/(loss) before income taxes	9,509	4,582	13,748	6,777
Income taxes	(3,136)	(1,833)	(4,828)	(2,710)

Net income/(loss)	$6,373	2,749	8,920	4,067

Earnings per common share
Basic	$.52	.23	.73	.34
Assuming dilution	$.52	.23	.72	.34
Dividends declared per common share	$.0625	.0625	.1250	.1250

Average common shares outstanding (thousands)	12,249	12,120	12,238	12,071

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30,

(Thousands of dollars)

	2005	2004
		(Restated)
Operating activities
Net income	$8,920	4,067
Adjustments to reconcile net income to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	5,838	5,603
Deferred income taxes	(1,264)	267
Real estate costs recovered upon sale	5,932	3,799
Timberland costs recovered upon sale	7	192
Equity in Del-Tin Fiber	(23)	(26)
Net increase/(decrease) in provisions for pension and other postretirement benefits	395	1,415
(Increase)/decrease in operating working capital other than cash and cash equivalents	(507)	1,657
Other - net	1,359	20

Net cash provided/(required) by operating activities	20,657	16,994

Investing activities
Capital expenditures requiring cash	(14,445)	(10,419)
Net change in purchased stumpage inventory	(429)	102
Advances to Del-Tin Fiber	(3,228)	(516)
Distributions from Del-Tin Fiber	1,400	—
(Increase)/decrease in funds held by trustee	—	4,396
Other - net	760	901

Net cash provided/(required) by investing activities	(15,942)	(5,536)

Financing activities
Proceeds from borrowings	6,000	—
Repayments of notes payable and long-term debt	(7,716)	(13,032)
Common stock dividends paid	(1,531)	(1,508)
Proceeds from stock option exercises	246	3,294
Other	58	—

Net cash provided/(required) by financing activities	(2,943)	(11,246)

Net increase/(decrease) in cash and cash equivalents	1,772	212
Cash and cash equivalents at January 1	859	1,687

Cash and cash equivalents at June 30	$2,631	1,899

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30,

(Thousands of dollars)

	2005	2004
		(Restated)
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of period in 2005 and 2004	128	128

Capital in excess of par value
Balance at beginning of year	71,483	69,459
Exercise of stock options	58	629
Tax benefits on stock options	45	292
Restricted stock awards	546	414

Balance at end of period	72,132	70,794

Retained earnings
Balance at beginning of year	127,188	119,124
Net income	8,920	4,067
Common stock dividends declared	(1,531)	(1,508)

Balance at end of period	134,577	121,683

Unamortized restricted stock awards
Balance at beginning of year	(924)	(14)
Stock awards	(1,292)	(1,182)
Amortization to expense	271	137

Balance at end of period	(1,945)	(1,059)

Treasury stock
Balance at beginning of year – 605,401 and 845,600 shares, respectively	(13,772)	(19,103)
Shares purchased – 7,052 shares in 2004	—	(254)
Shares issued for incentive plans – 42,016 and 172,355 shares, respectively	956	3,895

Balance at end of period – 563,385 and 680,297 shares, respectively	(12,816)	(15,462)

Accumulated other comprehensive income	(12)	(124)

Total stockholders’ equity	$192,064	175,960

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005

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

The financial statements in Deltic’s 2004 annual report on Form 10-K/A-1 include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior period amounts have been reclassified to conform with the 2005 presentation format.

2005 Restatement

As described in the Company’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2004, Deltic has restated its financial statements and other information for the years 2002 through 2004, for the third quarter of 2002, and for each quarter in 2003 and 2004. The restatement related to the correction of an overstatement of the carrying value of the Company’s inventory of third-party purchases of standing timber inventory used to supply its Ola sawmill. The effect of the restatement on Deltic’s Consolidated Balance Sheet at the end of the reported periods is immaterial and the restatement has no effect on the Company’s net cash flows.

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

June 30, 2005

(Unaudited, except for December 31, 2004)

Note 1 – Interim Financial Statements (cont.)

The following table sets forth the effects of the 2005 restatement on certain line items within the Company’s previously reported Consolidated Statements of Income for the quarter and six months ended June 30, 2004.

Quarterly Information (Unaudited)	Three months ended June 30, 2004		Six months ended June 30, 2004
(Thousands of dollars, except per share amounts)	As previously reported	As restated	As previously reported	As restated
Consolidated Statement of Income
Cost of sales	$22,565	22,566	40,762	40,697
Total costs and expenses	28,216	28,217	52,135	52,070
Operating income	5,781	5,780	9,673	9,738
Income/(loss) before income taxes	4,583	4,582	6,712	6,777
Income taxes	(1,833)	(1,833)	(2,687)	(2,710)
Net income/(loss)	2,750	2,749	4,025	4,067
Earnings per common share
Basic	$.23	.23	.33	.34
Assuming dilution	.23	.23	.33	.34

Note 2 – Impact of Recently Effective Accounting Pronouncements

In December 2004, the FASB issued a revision to SFAS 123, Accounting for Stock-Based Compensation. This revision will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This revised statement was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April, 2005 the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123 (Revised) and allows for the implementation of SFAS 123 (Revised) at the beginning of the first fiscal year that begins after June 15, 2005. Accordingly, the Company has elected to adopt the revised statement effective for its first quarter 2006 financial statements as opposed to the third quarter 2005 financial statements as previously disclosed.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited, except for December 31, 2004)

Note 2 – Impact of Recently Effective Accounting Pronouncements (cont.)

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement requires all changes in accounting principles to be accounted for by retrospective application to the financial statements for prior periods unless it is impracticable to do so. SFAS 154 carries forward previously issued guidance with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial statements.

Note 3 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share amounts)	2005	2004	2005	2004
		(Restated)		(Restated)
Net income	$6,373	2,749	8,920	4,067

Weighted average number of common shares used in basic EPS	12,249	12,120	12,238	12,071
Effect of dilutive stock options	55	64	70	69

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,304	12,184	12,308	12,140

Earnings per common share
Basic	$.52	.23	.73	.34
Assuming dilution	$.52	.23	.72	.34

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited, except for December 31, 2004)

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

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share amounts)	2005	2004	2005	2004
		(Restated)		(Restated)
Net income, as reported	$6,373	2,749	8,920	4,067
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	147	95	263	258
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(212)	(172)	(399)	(452)

Pro forma net income	$6,308	2,672	8,784	3,873

Basic earnings per share
As reported	$.52	.23	.73	.34
Pro forma	$.51	.22	.72	.32
Dilutive earnings per share
As reported	$.52	.23	.72	.34
Pro forma	$.51	.22	.71	.32

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited, except for December 31, 2004)

Note 5 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2005	Dec. 31, 2004
Logs	$2,897	1,005
Lumber	3,689	4,253
Materials and supplies	363	308

	$6,949	5,566

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

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60,000,000 of its $89,000,000 industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30,000,000 which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29,689,000 to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($27,595,000 at June 30, 2005) of Del-Tin’s obligations under its credit agreement. This new credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17,500,000, the production support agreement, and the need for the series of one-year operating working capital commitments being fully extinguished.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited, except for December 31, 2004)

Note 6 – Investment in Del-Tin Fiber (cont.)

The Company has adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). In accordance with FIN 45, Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000 and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. Simultaneously, the offsetting amount which represents the difference between the Company’s recorded investment in Del-Tin Fiber and its underlying equity in the net assets of the joint venture is being amortized over the same period as the guarantee. The amortization of the guarantee and the basis difference are netted for purposes of financial reporting and result in no net income statement effect. At June 30, 2005, Deltic’s remaining liability regarding the guarantee was $2,933,000.

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the periods ended June 30 consisted of the following:

(Thousands of dollars)	June 30, 2005	Dec. 31, 2004
Condensed Balance Sheet Information
Current assets	$9,371	7,107
Property, plant, and equipment - net	92,579	93,201
Other noncurrent assets	472	528

Total assets	$102,422	100,836

Current liabilities	$11,430	10,616
Long-term debt	48,500	51,500
Members’ capital/(deficit)	42,492	38,720

Total liabilities and members’ capital/(deficit)	$102,422	100,836

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited, except for December 31, 2004)

Note 6 – Investment in Del-Tin Fiber (cont.)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2005	2004	2005	2004
Condensed Income Statement
Information
Net sales	$15,659	15,746	25,640	30,616

Costs and expenses
Cost of sales	11,185	12,293	19,820	24,397
Depreciation	1,599	1,554	2,709	3,090
General and administrative expenses	648	638	1,162	1,256
Gain on involuntary conversion of assets	76	—	875	—

Total costs and expenses	13,508	14,485	24,566	28,743

Operating income/(loss)	2,151	1,261	1,074	1,873
Interest income	6	72	10	134
Interest and other debt expense	(698)	(783)	(1,354)	(1,565)
Other income/(loss)	18	(31)	316	(96)

Net income/(loss)	$1,477	519	46	346

Note 7 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2005	Dec. 31, 2004
Purchased stumpage inventory	$5,378	4,949
Timberlands	79,891	79,650
Fee timber	199,105	196,406
Logging facilities	1,778	1,778

	286,152	282,783
Less accumulated costs of fee timber harvested and facilities depreciation	(72,542)	(70,117)

	$213,610	212,666

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited, except for December 31, 2004)

Note 8 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2005	Dec. 31, 2004
Land	$125	125
Land improvements	4,424	4,268
Buildings and structures	5,603	5,402
Machinery and equipment	80,437	74,572

	90,589	84,367
Less accumulated depreciation	(51,783)	(48,600)

	$38,806	35,767

Note 9 – Employee and Retiree Benefit Plans

The components of net periodic retirement expense and other postretirement benefits expense for the periods ended June 30 consisted of the following:

	Three Months Ended June 30,
	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2005	2004	2005	2004
Service cost	$200	207	93	98
Interest cost	305	291	124	136
Expected return on plan assets	(242)	(234)	—	—
Amortization of transition amount	—	—	—	—
Amortization of prior service cost	13	13	4	—
Amortization of net (gain)/loss	34	47	16	44

Net periodic benefit cost	310	324	237	278
Cost of special termination benefits	—	325	—	—

Total expense	$310	649	237	278

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited, except for December 31, 2004)

Note 9 – Employee and Retiree Benefit Plans (cont.)

	Six Months Ended June 30,
	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2005	2004	2005	2004
Service cost	$400	403	186	198
Interest cost	610	567	248	275
Expected return on plan assets	(484)	(458)	—	—
Amortization of transition amount	—	—	—	—
Amortization of prior service cost	26	25	8	—
Amortization of net (gain)/loss	68	91	32	89

Net periodic benefit cost	620	628	474	562
Cost of special termination benefits	—	475	—	—

Total expense	$620	1,103	474	562

Note 10 – Supplemental Cash Flow Disclosures

Income taxes paid, net of refunds, were $4,307,000 and $1,207,000 in the 2005 and 2004 periods, respectively. Interest paid, net of amounts capitalized, was $2,776,000 and $2,979,000 in the first six months of 2005 and 2004, respectively.

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for the six months ended June 30 consisted of the following:

(Thousands of dollars)	2005	2004
		(Restated)
Trade accounts receivable	$(1,875)	(1,255)
Other receivables	638	165
Inventories	(1,383)	1,468
Prepaid expenses and other current assets	344	(61)
Trade accounts payable	790	(877)
Accrued taxes other than income taxes	553	594
Income taxes payable	806	1,232
Deferred revenues and other accrued liabilities	(380)	391

	$(507)	1,657

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited, except for December 31, 2004)

Note 11 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales
Woodlands	$9,201	7,230	18,939	15,424
Mills	31,810	25,610	62,048	46,122
Real Estate	10,060	5,161	15,094	8,991
Eliminations*	(5,091)	(4,004)	(10,666)	(8,729)

	$45,980	33,997	85,415	61,808

Income/(loss) before income taxes
Operating income
Woodlands	$6,615	4,481	13,455	9,930
Mills	3,058	2,854	4,797	3,211
Real Estate	3,458	663	4,478	1,255
Corporate	(2,855)	(2,720)	(5,889)	(5,290)
Eliminations	(180)	502	(413)	632

Operating income	10,096	5,780	16,428	9,738
Equity in Del-Tin Fiber	738	260	23	26
Interest income	135	60	160	118
Interest and other debt expense	(1,457)	(1,517)	(2,860)	(3,100)
Other income/(expense)	(3)	(1)	(3)	(5)

	$9,509	4,582	13,748	6,777

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,261	1,109	2,578	2,482
Mills	1,438	1,401	2,885	2,750
Real Estate	141	138	287	292
Corporate	41	42	88	79

	$2,881	2,690	5,838	5,603

Capital expenditures
Woodlands	$1,962	3,433	3,081	6,019
Mills	3,362	1,210	6,054	1,374
Real Estate	3,692	1,867	5,236	2,878
Corporate	20	80	74	148

	$9,036	6,590	14,445	10,419

*	Intersegment sales of timber from Woodlands to Mills

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

2005 Restatement

As discussed in the 2005 Restatement section on page 2 and further described in Note 1 to the consolidated financial statements, the Company has restated its financial statements and other information for the years 2002 through 2004, for the third quarter of 2002, and for each quarter in 2003 and 2004.

Executive Overview

The Company recorded net income of $6.4 million for the second quarter of 2005 compared to $2.8 million for the same period of 2004. Once again, all three operating segments of the Company – Woodlands, Mills, and Real Estate – contributed to the current quarter earnings. Deltic’s Woodlands segment continued its role as the established core operation of the Company during the second quarter, providing $6.6 million in operating income. Deltic’s sawmills have continued to benefit from the combination of increased production efficiencies and the current market conditions for softwood lumber products. The Real Estate segment reported operating income for the second quarter of $3.5 million, which is five times that of the same period last year. In addition, continued strong demand for the Company’s residential offerings was once again confirmed by our successful offering of 72 residential lots in Chenal Valley during the month of June. Our 50 percent-owned joint venture, Del-Tin Fiber, returned to profitability during the second quarter after the fire-related temporary production curtailment experienced during the first quarter of 2005.

With the exception of its diversification in real estate development, Deltic is primarily a wood products producer operating in a commodity-based business environment. This environment is affected by a number of factors, including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. Despite recent steady increases by the Federal Reserve in the Federal Funds Rate, U.S. mortgage interest rates have remained flat through the second quarter of 2005. Consequently, housing starts in the U.S., fueled by the continuation of these relatively low mortgage interest rates, remained strong during the second quarter of 2005. In fact, many analysts have revised their current year housing outlooks upward with forecasts now being reported at levels equal to 2004’s historic performance. Consequently, the high demand for softwood lumber products experienced in 2004, has continued thus far in 2005, resulting in the retention of appropriate pricing levels within the industry. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its wood products. Therefore, the Company will continually seek to wring controllable costs and expenses from its manufacturing process. Sales of real estate are affected by general economic conditions and interest rates, specifically as such factors are manifested in the Company’s operating area of central Arkansas.

For the second quarter of 2005, pine sawtimber harvest levels increased 24,417 tons, to 155,840 tons, when compared to the second quarter of 2004. Pine sawtimber harvest levels for the six months ending June 30, 2005, increased 11 percent to 355,042 tons when compared to the same period of last year. The Company’s plan to keep 2005’s total pine sawtimber harvest volume comparable to the level in 2004 remains in place. However, sawmills within the segment’s geographic operating area have yet to fully recover from their over-depletion of log inventories, caused by delayed logging operations that were hindered by higher than normal levels of rainfall at the start of the year. This extended the increased demand and corresponding price for pine sawtimber logs within the region into the second quarter, and Deltic again increased harvesting activities during the period to take full advantage of these premium prices. Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the size or existence of markets for manufactured lumber and other wood products.

Activities to sell timberland identified as having a higher and better use or as being non-strategic remain in place. However, Deltic continues to consider these sales only to the extent that the returns on these transactions meet increased expectations. Consequently, there were limited timberland sales during the second quarter of 2005. Timberland designated as higher and better use consists of tracts with market values that exceed the land’s worth as a timber growing platform. Non-strategic timberland consist primarily of tracts too small to allow efficient timber management, those geographically isolated from other Company fee lands, and acreage otherwise not deemed strategic to Deltic’s operations or growth.

The Company remains pleased with the growing efficiencies within its sawmills, which combined during the second quarter with the current sellers’ market for softwood lumber products resulting in our Mills segment’s continuation of quarterly operating income. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future. The segment achieved record volume levels of quarterly lumber production and sales during the second quarter of 2005. The Company continues to anticipate that a significant percentage of logs supplied to both of its sawmills will come from strategically located Company fee timberlands.

The Real Estate segment closed the sale of 90 residential lots during the second quarter at an almost 40 percent higher average sales price per lot when compared to the same quarter of last year. The reported average sales price for residential lots for a specific period is largely dependent upon the mix of lot sales closed in that period. Deltic’s lot development plans provide for a mix of lot offerings that represent most real estate market segments for planned communities. Sales activity levels for the Company’s real estate developments are affected by economic conditions that influence the level of housing starts in the central Arkansas region, including general economic conditions and interest rates. As previously mentioned, relatively low mortgage interest rates continued into the second quarter of 2005 and demand for residential lots in the Company’s Chenal Valley development remains high. During the second quarter, our Real Estate segment reaped a majority portion of the benefit of our successful January 20th offering of 138 residential lots for sale in two Chenal Valley neighborhoods. The Little Rock real estate market continues to indicate its sustained demand for our developed holdings which was evidenced in June, 2005, by our second successful residential offering of the year, consisting of 72 lots in a single Chenal Valley neighborhood. Our current plans are to develop approximately 300 more lots within Chenal Valley by the end of 2005. In Deltic’s other two active developments, Red Oak Ridge and Chenal Downs, a total of 5 lots were sold, leaving 39 developed lots in Red Oak Ridge and 24 in Chenal Downs uncommitted as of June 30, 2005. While Chenal Downs is fully developed, Deltic plans to develop approximately 40 additional lots within Red Oak Ridge in 2005. Future annual development activity will be dependent upon the demand for the Company’s residential lots, which is expected to remain strong as long as mortgage interest rates remain at or near current levels.

During 2004, the Company disclosed plans for a 1,170-acre upscale residential development, The Ridges at Nowlin Creek, on a portion of its large land holdings located west of Chenal Valley. Construction activity at this site has not yet begun. A portion of the development is located within the watershed of Lake Maumelle, a principal source of drinking water for Little Rock. Due to this environmentally sensitive locale, the Company intends to implement the most modern and proven best management practices to create a low impact development in order to protect water quality in the lake. The Company continues to finalize environmental and civil engineering features of the development and attempt to reach an accord with local utilities and government agencies that the development will be fully protective of water quality. The local water utility has commissioned preparation of a new watershed management plan which the Company hopes will reflect current scientific principles that will be compatible with the Company’s low impact development plans. However, at a meeting held July 14, 2005, the utility’s commissioners directed its staff: to explore a resolution with Deltic that among other things would set the value of that portion of the Company’s development located within the lake’s watershed (approximately 665 acres) by agreement in the event the utility determines to acquire such property at a later date; to report back to the commission on September 8, 2005; and, if no reasonable resolution is reached with Deltic, to pursue previously adopted authority to commence a condemnaton action to acquire the lands. The Company is engaged in discussions with the utility in an effort to reach an accord as to value or to another effective alternative to address the utility’s stated concerns.

Commercial real estate sales activity is by nature less predictable than residential activity. No commercial sales occurred in the second quarter of 2005 or 2004. With the number of residents in Chenal Valley, and other west Little Rock areas, growing steadily and momentum created from previous sales of commercial acreage in the development, interest in the Company’s remaining commercial acreage remains strong. On April 6, 2004, RED Development LLC announced plans for “The Promenade at Chenal”, a 48-acre, open-air, lifestyle shopping center. The sales contract regarding this site remains in its feasibility period, and originally was scheduled to close before the end of 2004. However, as is the inherent unpredictable nature of commercial real estate sales, the initial contract has been extended and is now scheduled to close later in 2005. Some extensions of similar contracts in the past have been followed by the termination of the commercial sale. No commercial acreage is included in the Chenal Downs or the planned Ridges at Nowlin Creek developments. Red Oak Ridge is planned to include approximately 80 acres of commercial property. The Company may begin to develop and offer commercial sites as this development’s population density increases.

Operating results for Del-Tin Fiber are affected by the overall MDF market and the plant’s operating performance, and both experienced significant improvements during the recently ended year of 2004. However, the facility’s 2005 operations were hindered by a temporary production curtailment caused by a fire sustained at the plant during the first quarter. The presence of the unscheduled downtime caused by the fire has forced the facility to reduce its 2005 projected total production volume. However, the efficiencies and improved key manufacturing components established during 2004, which are still present at the plant, should allow the joint venture to once again estimate its production near its designed capacity of 150 million square feet for 2005. Del-Tin Fiber returned to profitability during the second quarter of 2005. Deltic’s focus remains on the continuation of the facility’s recent operating and financial improvements throughout the remainder of 2005.

Results of Operations

Three Months Ended June 30, 2005 Compared with Three Months Ended

June 30, 2004

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended June 30, 2005 and 2004. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Quarter Ended June 30,
(Millions of dollars, except per share amounts)	2005	2004
		(Restated)
Net sales
Woodlands	$9.2	7.2
Mills	31.8	25.6
Real Estate	10.1	5.2
Eliminations	(5.1)	(4.0)

Net sales	$46.0	34.0

Operating income/(loss) and net income/(loss)
Woodlands	$6.6	4.4
Mills	3.1	3.0
Real Estate	3.5	.7
Corporate	(2.9)	(2.7)
Eliminations	(.2)	.5

Operating income	10.1	5.9

	Quarter Ended June 30,
(Millions of dollars, except per share amounts)	2005	2004
		(Restated)
Equity in Del-Tin Fiber	.7	.2
Interest income	.2	—
Interest and other debt expense	(1.5)	(1.5)
Other income/(expense)	—	—
Income taxes	(3.1)	(1.8)

Net income	$6.4	2.8

Earnings per common share
Basic	$.52	.23
Assuming dilution	$.52	.23

Consolidated

The $3.6 million increase in net income was the result of improved financial results for the Company’s Woodlands, Mills, and Real Estate segments, as well as improved financial results of Del-Tin Fiber. Each of Deltic’s operating segments experienced increases in sales volumes and pricing levels within key business drivers of their operations when compared to the second quarter of 2004.

Operating income increased $4.2 million. The Woodlands segment increased $2.2 million due primarily to an increased pine sawtimber harvest level and an increased average per-ton pine sawtimber price. Deltic’s Mills segment operations improved $.1 million due mainly to a 19 percent increase in finished lumber sales volume at a slightly higher average lumber sales price, offset by increased raw material costs. Real Estate operating income increased $2.8 million, primarily the result of a 76 percent increase in the number of residential lots sold at a higher average price per lot. Corporate operating expense was essentially unchanged, increasing $.2 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended June 30,
	2005	2004
Net sales (millions of dollars)
Pine sawtimber	$7.3	5.1
Pine pulpwood	.7	.4
Hardwood sawtimber	.2	—
Hardwood pulpwood	.1	.1
Sales volume (thousands of tons)
Pine sawtimber	155.8	131.4
Pine pulpwood	72.1	66.3
Hardwood sawtimber	2.5	1.0
Hardwood pulpwood	13.8	18.9
Sales price (per ton)
Pine sawtimber	$47	39
Pine pulpwood	9	7
Hardwood sawtimber	60	28
Hardwood pulpwood	8	5

	Quarter Ended June 30,
	2005	2004
Timberland
Net sales (millions of dollars)	$.2	.5
Sales volume (acres)	18	479
Sales price (per acre)	$8,546	1,117

Total net sales increased $2 million, which was driven almost entirely by the increase in sales volume of pine sawtimber at a higher average sales price. Total revenues from the sale of other timber species increased as well during the second quarter of 2005, however, these were virtually offset by the segment’s reduction in timberland sales. Operating income increased $2.2 million primarily as a result of the increased sales of pine sawtimber combined with only a 16 percent increase in the cost of fee timber harvested due mainly to the mix of pine sawtimber harvest volume by company.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended June 30,
	2005	2004
Net sales (millions of dollars)
Lumber	$26.7	22.0
Residual by-products	3.8	2.8
Lumber
Finished production (MMBF)	67.5	55.6
Sales volume (MMBF)	69.3	58.3
Sales price (per MBF)	385	377

Total net sales increased $6.2 million, or 24 percent, due to the segment’s record level of finished lumber sales volume combined with slightly higher average sales prices. The improvement in operating results of $.1 million was due primarily to the increase in net sales, offset by increased log costs.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended June 30,
	2005	2004
Net sales (millions of dollars)
Residential lots	$8.0	3.2
Commercial sites	—	—
Undeveloped acreage	—	—
Chenal Country Club	1.9	1.8
Sales volume
Residential lots	90	51
Commercial acres	—	—
Undeveloped acreage	—	—

	Quarter Ended June 30,
	2005	2004
Average sales price (thousands of dollars)
Residential lots	$88	64
Commercial acres	—	—
Undeveloped acreage	—	—

Total net sales increased $4.9 million or 94 percent. The number of residential lots sold increased by 76 percent due primarily to closings resulting from the lots offered for sale at the end of January 2005, with a 39 percent increase in average sales price per lot due to sales mix. The increase in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

Operating expense for Corporate functions remained relatively flat, increasing just $.2 million due primarily to increased professional fees.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $1.1 million to $5.1 million. The increase was due to increases in both the volume and price of logs coming into Deltic’s sawmills from the Company’s fee timberlands. Logs supplied by the Woodlands segment to the Company’s sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the second quarter of 2005, equity in Del-Tin Fiber improved $.5 million due to the improvements in MDF prices and plant operating performance when compared to the second quarter of 2004.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended June 30,
	2005	2004
Net sales (millions of dollars)	$15.7	15.7
Finished production (MMSF)	39.4	38.9
Board sales (MMSF)	37.6	39.9
Sales price (per MSF)	$416	394

Average sales price increased six percent due to the improvements in the MDF market and to a change in product mix to include a greater percentage of thin board and an increase in premium-grade production. Manufacturing cost per MSF sold was down two percent due to the lowering of certain variable costs of manufacturing and the spreading of the plant’s fixed costs to the increased production volume.

Income Taxes

The effective income tax rate was 33 percent and 40 percent in the 2005 and 2004 periods, respectively. The decrease was primarily due to lower effective rates for state income taxes caused by a reduction in the estimated valuation allowance related to state tax loss carryforwards as it is now more likely than not that a greater portion of these state net operating losses will be utilized.

Six Months Ended June 30, 2005 Compared with Six Months Ended

June 30, 2004

In the following tables, Deltic’s net sales and results of operations are presented for the six-month periods ended June 30, 2005 and 2004. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2005	2004
		(Restated)
Net sales
Woodlands	$18.9	15.4
Mills	62.0	36.1
Real Estate	15.1	9.0
Eliminations	(10.6)	(8.7)

Net sales	$85.4	61.8

Operating income/(loss) and net income/(loss)
Woodlands	$13.4	9.9
Mills	4.8	3.3
Real Estate	4.5	1.3
Corporate	(5.9)	(5.3)
Eliminations	(.4)	.6

Operating income	16.4	9.8
Equity in Del-Tin Fiber	—	—
Interest income	.2	.1
Interest and other debt expense	(2.9)	(3.1)
Other income/(expense)	—	—
Income taxes	(4.8)	(2.7)

Net income	$8.9	4.1

Earnings per common share
Basic	$.73	.34
Assuming dilution	$.72	.34

Consolidated

The $4.8 million increase in net income was the result of improved financial results for the Company’s Woodlands, Mills, and Real Estate segments. Each of Deltic’s operating segments experienced increases in sales volumes and pricing levels within key business drivers of their operations when compared to the six months ended June 30, 2004.

Operating income increased $6.6 million. The Woodlands segment increased $3.5 million due primarily to an increased pine sawtimber harvest level and an increased average per-ton pine sawtimber price. Deltic’s Mills segment operations improved $1.5 million due mainly to a 25 percent increase in finished lumber sales volume at a six percent higher average lumber sales price, offset by increased raw material costs. Real Estate operating income increased $3.2 million, primarily the result of a 55 percent increase in the number of residential lots sold at a higher average price per lot. Corporate operating expense increased $.6 million due to increased general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Six Months Ended June 30,
	2005	2004
Net sales (millions of dollars)
Pine sawtimber	$15.0	11.6
Pine pulpwood	1.4	.9
Hardwood sawtimber	.2	.1
Hardwood pulpwood	.2	.2
Sales volume (thousands of tons)
Pine sawtimber	335.0	302.2
Pine pulpwood	132.4	133.8
Hardwood sawtimber	2.6	3.0
Hardwood pulpwood	23.4	41.8
Sales price (per ton)
Pine sawtimber	$45	38
Pine pulpwood	10	6
Hardwood sawtimber	60	30
Hardwood pulpwood	8	5
Timberland
Net sales (millions of dollars)	$.2	.8
Sales volume (acres)	18	717
Sales price (per acre)	$8,546	1,076

Total net sales increased $3.5 million, which was driven almost entirely by the increase in sales volume of pine sawtimber at a much higher average sales price. Total revenues from the sale of other timber species increased as well during the first six months of 2005, however, these were virtually offset by the segment’s reduction in timberland sales. Operating income increased $3.5 million primarily as a result of the increased sales of pine sawtimber, combined with only a 5 percent increase in the cost of fee timber harvested due mainly to the mix of pine sawtimber harvest volume by company.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Six Months Ended June 30,
	2005	2004
Net sales (millions of dollars)
Lumber	$52.2	39.7
Residual by-products	7.6	5.2
Lumber
Finished production (MMBF)	130.6	107.4
Sales volume (MMBF)	138.0	110.8
Sales price (per MBF)	378	358

Total net sales increased $15.9 million, or 35 percent, due to the segment’s record level of finished lumber sales volume combined with six percent higher average sales prices. The improvement in operating results of $1.5 million was due primarily to the increase in net sales, partially offset by increased log costs.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Six Months Ended June 30,
	2005	2004
Net sales (millions of dollars)
Residential lots	$10.6	5.5
Commercial sites	.6	.3
Undeveloped acreage	.4	—
Chenal Country Club	3.0	2.8
Sales volume
Residential lots	127	82
Commercial acres	.99	2
Undeveloped acreage	6.7	—
Average sales price (thousands of dollars)
Residential lots	$84	67
Commercial acres	633	152
Undeveloped acreage	64	—

Total net sales increased $6.1 million or 68 percent. The number of residential lots sold increased by 55 percent which combined with a 24 percent increase in average sales price per lot due to sales mix. The increase in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $.6 million was due primarily to increased professional fees.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $1.9 million to $10.6 million. The increase was due to increases in both the volume and price of logs coming into Deltic’s sawmills from Company fee timberlands. Logs supplied by the Woodlands segment to the Company’s sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the first six months of 2005 and 2004, equity in Del-Tin Fiber was at break-even results. Both 2005 and 2004 experienced profitable second quarters which were essentially offset by first quarter losses reported by the joint venture. The facility’s first quarter of 2005, operations were hindered by a temporary production curtailment caused by a fire sustained at the plant.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Six Months Ended June 30,
	2005	2004
Net sales (millions of dollars)	$25.6	30.6
Finished production (MMSF)	62.9	76.9
Board sales (MMSF)	62.0	80.1
Sales price (per MSF)	$414	382

Average sales price increased eight percent due to the improvements in the MDF market and to a change in product mix to include a greater percentage of thin board and an increase in premium-grade production. Manufacturing cost per MSF sold was up eight percent due to decreased production volume and costs related to repair damage from the first quarter fire in the plant.

Income Taxes

The effective income tax rate was 35 percent and 40 percent in the 2005 and 2004 periods, respectively. The decrease was primarily due to lower effective rates for state income taxes caused by a reduction in the estimated valuation allowance related to state tax loss carryforwards as it is now more likely than not that a greater portion of these state net operating losses will be utilized.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $20.7 million for the first half of 2005 compared to $17 million for the same period in 2004. Changes in operating working capital, other than cash and cash equivalents, required cash of $.5 million in the 2005 period and provided cash of $1.6 million in 2004. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income/(loss) and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $14.4 million in the current-year period and $10.4 million a year ago. Capital expenditures by segment consisted of the following:

	Six Months Ended June 30,
	2005	2004
(Thousands of dollars)
Woodlands	$3,081	6,019
Mills	6,054	1,374
Real Estate	5,236	2,878
Corporate	74	148

Capital expenditures	$14,445	10,419

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations required cash of $.4 million in 2005, but provided cash of $.2 million in 2004. The Company made advances to Del-Tin Fiber of $3.2 million during the current period, which increased $2.7 million from the corresponding period of 2004 due to cost to repair fire damage in the plant during the first quarter and to the production curtailment at the facility resulting from downtime due to the fire. In 2005, the Company received cash distributions from Del-Tin Fiber of $1.4 million during the second quarter to reimburse the Company for a portion of the fire-related advances with no such distributions occurring during the first half of 2004. During 2004, $4.4 million of proceeds from sales of timberland that were previously held by a trustee were used to acquire timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges. In 2005, Deltic borrowed $6 million and made repayments of debt of $7.7 million. During 2004, Deltic made repayments of previous borrowings under its revolving credit facility of $13 million. Deltic paid dividends on common stock of $1.5 million during the current period, consistent with the $1.5 million dividend payments in 2004. In 2005, proceeds from stock option exercises amounted to $.2 million, a decrease of $3.1 million when compared to 2004.

Financial Condition

Working capital totaled $8.9 million at June 30, 2005, and $6.5 million at December 31, 2004. Deltic’s working capital ratio at June 30, 2005, was 1.84 to 1, compared to 1.73 to 1 at the end of 2004. Cash and cash equivalents at the end of the second quarter of 2005 were $2.6 million compared to $.9 million at the end of 2004. During the first half of 2005, total indebtedness of the Company decreased $1.7 million to $84 million. Deltic’s long-term debt to stockholders’ equity ratio was .434 to 1 at June 30, 2005, compared to .462 to 1 at year-end 2004.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, in addition to expanding lumber production as market conditions allow and developing real estate at Chenal Valley, Red Oak Ridge and The Ridges at Nowlin Creek.

To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured, committed revolving credit facility totaling $125 million, inclusive of a $50 million letter of credit feature. The agreement will expire on July 15, 2007. As of June 30, 2005, $111 million was available in excess of all borrowings outstanding under or supported by the facility. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. As of June 30, 2005, the Company had expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share; no shares have been purchased in 2005 under this program. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

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

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($27.6 million at June 30, 2005) of Del-Tin’s obligations under its credit agreement. This credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17.5 million, the production support agreement, and the one-year commitment being fully extinguished.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. In accordance with FIN 45, Deltic initially estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At June 30, 2005, Deltic’s remaining liability regarding the guarantee was $2.9 million.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 13 to the consolidated financial statements included in the Company’s 2004 annual report on Form 10-K/A-1.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations as of June 30, 2005, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2005	2006 to 2007	2008 to 2009	After 2009
Contractual cash payment obligations
Real estate development infrastructure	$2.3	1.7	.6	—	—
Long-term debt	84.0	—	14.0	50.0	20.0
Interest on debt[1]	23.0	5.1	9.9	5.9	2.1
Retirement plans	3.5	.3	1.4	1.8	—
Other postretirement benefits	6.9	.2	.8	1.1	4.8
Other long-term liabilities	2.4	.1	.4	.4	1.5

	$122.1	7.4	27.1	59.2	28.4

(Millions of dollars)	Total	During 2005	2006 to 2007	2008 to 2009	After 2009
Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$27.6	1.5	20.9	5.2	—
Timber cutting agreements	.6	.2	.4	—	—
Operating leases	.2	—	.1	.1	—
Letters of credit	.9	.3	.4	.2	—

	$29.3	2.0	21.8	5.5	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2004 annual report on Form 10-K/A-1, and this disclosure should be read in conjunction with this Form 10-Q. There have been no changes in these identified critical policies, nor have there been any initially adopted accounting policies having a material impact on reported financial results.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 2 to the consolidated financial statements.)

Outlook

Pine sawtimber harvest levels are expected to be 120,000 to 140,000 tons in the third quarter of 2005 and 550,000 to 575,000 tons for the year. Significant sales of timberland identified to have a higher and better use or to be non-strategic are not anticipated, but may reach 100 to 250 acres for the year. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 65 to 75 million board feet for the third quarter and 275 to 285 million board feet for the year. Residential lot sales are projected to be 15 to 20 lots and 290 to 310 lots for the third quarter and the year, respectively.

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

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk”, in Item 7A of Part II of its 2004 annual report on Form 10-K/A-1. Those disclosures should be read in conjunction with this Form 10-Q.

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

Based on their evaluation as of June 30, 2005, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms because of the following material weaknesses in internal control over financial reporting related to accounting for third-party purchased stumpage timber inventory:

•	a lack of segregation of duties related to the timber procurement function, in that the procurement manager calculated the estimated volumes on purchased tracts of third-party standing timber, approved purchases of tracts of third-party standing timber up to the level of his approval authority, monitored logging activity on all procured tracts, reported such logging activity to accounting personnel, maintained the records of expiration dates for logging rights for all procured tracts, obtained extensions to original expiration dates for all procured tracts, and determined the timing of reporting to accounting personnel that logging activities on procured tracts had been completed;

•	a lack of frequent and comprehensive review of status updates for each respective tract of third- party standing timber;

•	a lack of established procedures requiring adjustment in the carrying value of procured tracts when there are no current reports of logging activity reported to accounting personnel, unless an affirmative justification is timely presented and approved; and

•	a lack of training and education designed to ensure that all relevant personnel involved in third-party purchased standing timber inventory transactions understand and apply the proper accounting procedures.

As of the date of this report, the Company’s management plans and intends to implement and thoroughly test new policies and procedures that are intended to fully remediate the material weaknesses in internal control over financial reporting with respect to accounting for third-party purchased standing timber inventory. These remedial actions include:

•	Substantially increasing the segregation of duties related to the acquisition of and accounting for third-party purchased standing timber inventory, including a reduction in the expenditure authority levels of mill procurement personnel to increase involvement of management in acquisitions;

•	institution of new requirements in connection with third-party purchased standing timber inventory for the creation and wider distribution of records and documentation beginning with the original estimation process prior to acquisition of tracts of third-party purchased standing timber inventory and continuing through the final harvest and volume reconciliation for each tract;

•	imposition of more frequent and comprehensive status updates for each respective tract of third- party purchased standing timber inventory with active participation by both procurement and accounting personnel;

•	establishment of default procedures that require adjustments in the carrying value of respective tracts where no current reports of logging activity are being made by procurement personnel to accounting personnel, unless an affirmative justification is timely presented and approved;

•	additional training and education designed to ensure that all relevant personnel involved in the transactions understand and apply the proper accounting for third-party purchased standing timber inventory; and

•	extension of the Company’s sub-certification requirements relating to information supplied which may form a part of the Company’s accounting books and records to include all procurement managers and supervisors.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. However, subsequent to June 30, 2005, Deltic began implementation of the remedial actions described above.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 through April 30, 2005	—	—	—	$7,851,000
May 1 through May 31, 2005	—	—	—	$7,851,000
June 1 through June 30, 2005	—	—	—	$7,851,000

[1]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. There is no stated expiration date regarding this authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Deltic Timber Corporation (“Deltic” or “the Company”) was held on April 28, 2005. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, its Board of Directors consists of three classes who hold office for staggered terms of three years. Set forth below is a listing of the directors elected at the April 28, 2005, annual meeting, the results of such election and the names of directors whose term of office continued after the meeting.

Director	Votes for	Votes Withheld
O. H. Darling, Jr.	11,607,529	142,399
Christoph Keller, III	11,038,991	710,937
R. Madison Murphy	11,034,878	715,050
Alex R. Lieblong	(Term expires in 2006)
Robert C. Nolan	(Term expires in 2006)
Ray C. Dillon	(Term expires in 2006)
R. Hunter Pierson, Jr.	(Term expires in 2007)
J. Thurston Roach	(Term expires in 2007)
John C. Shealy	(Term expires in 2007)

In addition to the election of three Class II directors at the April 28, 2005 annual meeting, stockholders were requested to ratify the prior appointment of KPMG LLP by the Board of Directors as Deltic’s independent auditors for 2005. Stockholders ratified the appointment of KPMG LLP by a vote of 11,627,639 shares in favor and 122,289 shares against or withheld.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ RAY C. DILLON	Date:	August 12, 2005
Ray C. Dillon, President
(Principal Executive Officer)

/s/ CLEFTON D. VAUGHAN		Date:	August 12, 2005
Clefton D. Vaughan, Vice President,
Finance and Administration
(Principal Financial Officer)

/s/ KENNETH D. MANN		Date:	August 12, 2005
Kenneth D. Mann, Controller
(Principal Accounting Officer)