Form 10-Q
period 2005-09-30
DELTIC TIMBER CORP
filed 2005-11-03
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares of Common Stock, $.01 Par Value, outstanding at September 30, 2005, was 12,295,382.

TABLE OF CONTENTS - THIRD QUARTER 2005 FORM 10-Q REPORT

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	Sept. 30, 2005	Dec. 31, 2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,734	859
Trade accounts receivable	6,830	6,508
Allowance for doubtful accounts	(42)	(26)
Other receivables	20	660
Inventories	8,945	5,566
Prepaid expenses and other current assets	3,062	1,786

Total current assets	20,549	15,353

Investment in real estate held for development and sale	38,114	37,418
Investment in Del-Tin Fiber	5,354	3,858
Investments and noncurrent receivables	2,124	1,829
Timber and timberlands - net	213,370	212,666
Property, plant, and equipment - net	39,754	35,767
Deferred charges and other assets	1,021	689

Total assets	$320,286	307,580

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$32	32
Trade accounts payable	7,653	4,080
Accrued taxes other than income taxes	1,175	1,293
Deferred revenues and other accrued liabilities	5,449	3,467

Total current liabilities	14,309	8,872

Long-term debt	82,500	85,724
Deferred tax liabilities - net	11,137	14,272
Guarantee of indebtedness of Del-Tin Fiber	2,760	3,278
Other noncurrent liabilities	13,504	11,343
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	72,806	71,483
Retained earnings	136,896	127,188
Unamortized restricted stock awards	(1,939)	(924)
Treasury stock	(11,803)	(13,772)
Accumulated other comprehensive income	(12)	(12)

Total stockholders’ equity	196,076	184,091

Total liabilities and stockholders’ equity	$320,286	307,580

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	$36,827	43,255	122,242	105,063

Costs and expenses
Cost of sales	25,897	29,493	82,615	70,190
Depreciation, amortization, and cost of fee timber harvested	2,956	2,784	8,794	8,387
General and administrative expenses	3,364	4,083	9,795	9,853

Total costs and expenses	32,217	36,360	101,204	88,430

Operating income	4,610	6,895	21,038	16,633

Equity in Del-Tin Fiber	98	424	121	450
Interest income	(24)	203	136	321
Interest and other debt expense	(1,438)	(1,486)	(4,298)	(4,586)
Other income/(expense)	—	(3)	(3)	(8)

Income/(loss) before income taxes	3,246	6,033	16,994	12,810

Income taxes	(8)	(2,326)	(4,836)	(5,036)

Net income/(loss)	$3,238	3,707	12,158	7,774

Earnings per common share
Basic	$.26	.31	.99	.64
Assuming dilution	.26	.30	.99	.64

Dividends declared per common share	$.075	.0625	.20	.1875

Average common shares outstanding (thousands)	12,257	12,146	12,244	12,096

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30,

(Thousands of dollars)

	2005	2004
		(Restated)
Operating activities
Net income	$12,158	7,774
Adjustments to reconcile net income to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	8,794	8,387
Deferred income taxes	(3,539)	1,377
Real estate costs recovered upon sale	7,344	9,358
Timberland costs recovered upon sale	7	206
Equity in Del-Tin Fiber	(121)	(450)
Net increase/(decrease) in provisions for pension and other postretirement benefits	586	2,138
(Increase)/decrease in operating working capital other than cash and cash equivalents	2,006	4,504
Other - net	2,347	277

Net cash provided/(required) by operating activities	29,582	33,571

Investing activities
Capital expenditures requiring cash	(25,187)	(16,520)
Net change in purchased stumpage inventory	2,045	3,049
Advances to Del-Tin Fiber	(4,243)	(1,515)
Distributions from Del-Tin Fiber	2,350	750
(Increase)/decrease in funds held by trustee	—	4,413
Other - net	1,235	1,419

Net cash provided/(required) by investing activities	(23,800)	(8,404)

Financing activities
Proceeds from borrowings	11,500	—
Repayments of notes payable and long-term debt	(14,724)	(23,048)
Common stock dividends paid	(2,450)	(2,266)
Proceeds from stock option exercises	1,368	4,478
Other – net	(601)	—

Net cash provided/(required) by financing activities	(4,907)	(20,836)

Net increase/(decrease) in cash and cash equivalents	875	4,331
Cash and cash equivalents at January 1	859	1,687

Cash and cash equivalents at September 30	$1,734	6,018

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30,

(Thousands of dollars)

	2005	2004
		(Restated)
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of period in 2005 and 2004	128	128

Capital in excess of par value
Balance at beginning of year	71,483	69,459
Exercise of stock options	193	784
Tax benefits on stock options	356	508
Restricted stock awards	774	448

Balance at end of period	72,806	71,199

Retained earnings
Balance at beginning of year	127,188	119,124
Net income	12,158	7,774
Common stock dividends declared	(2,450)	(2,266)

Balance at end of period	136,896	124,632

Unamortized restricted stock awards
Balance at beginning of year	(924)	(14)
Stock awards	(1,519)	(1,215)
Shares forfeited	21	—
Amortization to expense	483	229

Balance at end of period	(1,939)	(1,000)

Treasury stock
Balance at beginning of year – 605,401 and 845,600 shares, respectively	(13,772)	(19,103)
Shares purchased – 7,052 shares in 2004	—	(254)
Forfeited restricted stock – 550 shares in 2005	(21)	—
Shares issued for incentive plans – 87,454 and 220,080, respectively	1,990	4,980

Balance at end of period – 518,497 and 632,572 shares, respectively	(11,803)	(14,377)

Accumulated other comprehensive income	(12)	(124)

Total stockholders’ equity	$196,076	180,458

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005

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

2005 Restatement

As described in the Company’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2004, Deltic has restated its financial statements and other information for the years 2002 through 2004, for the third quarter of 2002, and for each quarter in 2003 and 2004. The restatement related to the correction of an overstatement of the carrying value of the Company’s inventory of third-party purchases of standing timber inventory used to supply its Ola sawmill. The effect of the restatement on Deltic’s Consolidated Balance Sheet at the end of the reported periods is immaterial and the restatement had no effect on the Company’s net cash flows.

In order to operate its two sawmills economically, the Company relies on purchases of timber (raw material) from third parties to supplement its own timber harvests from Company owned timberlands. Deltic has an active timber procurement function for each of its sawmills. Sawmill inventory of third-party purchases of standing timber is comprised of timber purchased by the sawmill from third parties that has not yet been harvested and delivered to the mill. When these types of purchases are made by the Company’s procurement function, ownership of the timber located on the designated tract of land transfers to the Company; however, ownership of the land itself does not transfer. The carrying value of this purchased stumpage inventory is grouped with the Company’s wholly-owned timberlands and reported as the line item Timber and Timberlands on Deltic’s Consolidated Balance Sheet. Over the five years ended December 31, 2004, such purchased stumpage inventory has represented 2.3 percent to 5.5 percent of the total Timber and Timberlands line-item balance.

At the time that a tract of procurement timber is purchased, an inventory dollar amount, based on the cash payment, and an estimated volume, derived from estimates made by the procurement foresters, is established. An estimated average cost per ton is obtained by dividing the original cost of the purchased timber on the tract by the original estimated volume of that timber. As the timber is harvested and brought into the mill, reductions in the purchased timber carrying balance are recorded using the calculated average cost per ton. Once all harvestable timber is removed from a tract, procurement personnel communicate the closing of the tract to accounting personnel. Upon this notification, a final adjustment is made to mill log cost based on any amount remaining in inventory (an increase in the case of undercut or a decrease in the case of overcut).

In mid-July 2005, the Company’s procurement manager for its Ola sawmill disclosed to senior management that the volume of certain tracts of third-party purchased standing timber inventory for the Ola mill was overstated. The Ola Mill procurement manager largely controlled the information being received by Deltic’s accounting personnel. The overstatement arose from his failure to timely report to accounting personnel and

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited, except for December 31, 2004)

Note 1 – Interim Financial Statements (cont.)

his having concealed from accounting personnel the differences between actual harvest volumes and the original estimates of timber volume, determined when the tracts were acquired.

The following table sets forth the effects of the 2005 restatement on certain line items within the Company’s previously reported Consolidated Statements of Income for the quarter and nine months ended September 30, 2004.

Quarterly Information (Unaudited)

	Three months ended September 30, 2004		Nine months ended September 30, 2004
(Thousands of dollars, except per share amounts)	As previously reported	As restated	As previously reported	As restated
Consolidated Statement of Income

Cost of sales	$28,762	29,493	69,524	70,190
Total costs and expenses	35,629	36,360	87,764	88,430
Operating income	7,626	6,895	17,299	16,633
Income/(loss) before income taxes	6,764	6,033	13,476	12,810
Income taxes	(2,582)	(2,326)	(5,269)	(5,036)
Net income/(loss)	4,182	3,707	8,207	7,774

Earnings per common share
Basic	$.34	.31	.68	.64
Assuming dilution	.34	.30	.67	.64

Note 2 – Impact of Recently Effective Accounting Pronouncements

In December 2004, the FASB issued a revision to SFAS 123, Accounting for Stock-Based Compensation. This revision will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This revised statement was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123 (Revised) and allows for the implementation of SFAS 123 (Revised) at the beginning of the first fiscal year that begins after June 15, 2005. Accordingly, the Company has elected to adopt the revised statement effective for its first quarter 2006 financial statements as opposed to the third quarter 2005 financial statements as previously disclosed. The Company remains in the process of evaluating the effect of the adoption of SFAS 123 (Revised) on its consolidated financial statements.

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

September 30, 2005

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

Note 3 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share amounts)	2005	2004	2005	2004
		(Restated)		(Restated)
Net income	$3,238	3,707	12,158	7,774

Weighted average number of common shares used in basic EPS	12,257	12,146	12,244	12,096
Effect of dilutive stock options	61	63	67	69

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,318	12,209	12,311	12,165

Earnings per common share
Basic	$.26	.31	.99	.64
Assuming dilution	$.26	.30	.99	.64

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005

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

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share amounts)	2005	2004	2005	2004
		(Restated)		(Restated)
Net income, as reported	$3,238	3,707	12,158	7,774
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	249	115	513	373
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(313)	(189)	(712)	(641)

Pro forma net income	$3,174	3,633	11,959	7,506

Basic earnings per share
As reported	$.26	.31	.99	.64
Pro forma	$.26	.30	.98	.62

Dilutive earnings per share
As reported	$.26	.30	.99	.64
Pro forma	$.26	.30	.97	.62

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited, except for December 31, 2004)

Note 5 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2005	Dec. 31, 2004
Logs	$3,161	1,005
Lumber	5,077	4,253
Materials and supplies	707	308

	$8,945	5,566

Note 6 – Investment in Del-Tin Fiber

Deltic owns 50 percent of the membership of Del-Tin Fiber, which completed construction and commenced production operations of a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas, during 1998.

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement, consisting of a letter of credit and term loan, with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60,000,000 of its $89,000,000 industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30,000,000 which will be repayable over five years in equal quarterly installments, that began December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29,689,000 to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($26,845,000 at September 30, 2005) of Del-Tin’s obligations under its credit agreement.

The Company has adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). In accordance with FIN 45, Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000 and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. Simultaneously, the offsetting amount which represents the difference between the Company’s recorded investment in Del-Tin Fiber and its underlying equity in the net assets of the joint venture is being amortized over the same period as the guarantee. The amortization of the guarantee and the basis difference are netted for purposes of financial reporting and result in no net income statement effect. At September 30, 2005, Deltic’s remaining liability regarding the guarantee was $2,760,000.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited, except for December 31, 2004)

Note 6 – Investment in Del-Tin Fiber (cont.)

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the periods ended September 30 consisted of the following:

(Thousands of dollars)	Sept. 30, 2005	Dec. 31, 2004
Condensed Balance Sheet Information
Current assets	$9,693	7,107
Property, plant, and equipment - net	91,486	93,201
Other noncurrent assets	443	528

Total assets	$101,622	100,836

Current liabilities	$11,873	10,616
Long-term debt	47,000	51,500
Members’ capital/(deficit)	42,749	38,720

Total liabilities and members’ capital/(deficit)	$101,622	100,836

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2005	2004	2005	2004
Condensed Income Statement Information
Net sales	$15,099	14,939	40,739	45,555

Costs and expenses
Cost of sales	11,968	11,234	32,663	35,631
Depreciation	1,492	1,486	4,201	4,576
General and administrative expenses	674	425	1,836	1,681
Loss on disposal of assets	33	25	592	121
Gain on involuntary conversion of assets	—	—	(875)	—

Total costs and expenses	14,167	13,170	38,417	42,009

Operating income/(loss)	932	1,769	2,322	3,546
Interest income	12	50	22	184
Interest and other debt expense	(748)	(970)	(2,102)	(2,535)

Net income/(loss)	$196	849	242	1,195

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited, except for December 31, 2004)

Note 7 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2005	Dec. 31, 2004
Purchased stumpage inventory	$2,904	4,949
Timberlands	79,983	79,650
Fee timber	202,530	196,406
Logging facilities	1,780	1,778

	287,197	282,783
Less accumulated costs of fee timber harvested and facilities depreciation	(73,827)	(70,117)

	$213,370	212,666

Note 8 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2005	Dec. 31, 2004
Land	$125	125
Land improvements	4,426	4,268
Buildings and structures	5,710	5,402
Machinery and equipment	82,184	74,572

	92,445	84,367
Less accumulated depreciation	(52,691)	(48,600)

	$39,754	35,767

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited, except for December 31, 2004)

Note 9 – Employee and Retiree Benefit Plans

The components of net periodic retirement expense and other postretirement benefits expense for the periods ended September 30 consisted of the following:

	Three Months Ended September 30,
(Thousands of dollars)	Retirement Plans		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$217	154	93	36
Interest cost	309	239	124	54
Expected return on plan assets	(239)	(235)	—	—
Amortization of prior service cost	13	9	5	10
Amortization of net (gain)/loss	42	17	15	(51)

Net periodic benefit cost	342	184	237	49
Cost of special termination benefits*	—	587	—	—

Total expense	$342	771	237	49

	Nine Months Ended September 30,
(Thousands of dollars)	Retirement Plans		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$619	557	279	234
Interest cost	918	805	373	330
Expected return on plan assets	(723)	(692)	—	—
Amortization of prior service cost	38	34	13	10
Amortization of net (gain)/loss	109	108	45	37

Net periodic benefit cost	961	812	710	611
Cost of special termination benefits*	—	1,062	—	—

Total expense	$961	1,874	710	611

*	Cost of special termination benefits reflects the impact of enhanced retirement benefits granted to certain employees upon retirement.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited, except for December 31, 2004)

Note 9 – Employee and Retiree Benefit Plans (cont.)

The Company made contributions to its qualified retirement plan of $900,000 during the first nine months of 2005. Deltic expects to contribute an additional $225,000 to the qualified retirement plan during the fourth quarter of 2005.

During the third quarter of 2004, Deltic applied the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to its obligation under the Company’s other postretirement benefits plan. The prescription drug benefits offered by the Company’s plan were determined to be at least actuarially equivalent to those provided with the Act, which qualified the plan to receive federal subsidy payments under Medicare Part D. The amount of the reduction in the Company’s obligation under the plan relating to benefits received from the Act attributable to past service was $590,000. The reduction, as a result of the application of the federal subsidy, in the postretirement benefit expense for the quarter and nine months ended September 30, 2004 was $44,000.

Note 10 – Supplemental Cash Flow Disclosures

Income taxes paid, net of refunds, were $7,983,000 and $1,933,000 in the 2005 and 2004 periods, respectively. Interest paid, net of amounts capitalized, was $2,940,000 and $3,246,000 in the first nine months of 2005 and 2004, respectively.

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for the nine months ended September 30 consisted of the following:

(Thousands of dollars)	2005	2004
		(Restated)
Trade accounts receivable	$(306)	(2,112)
Other receivables	640	1,032
Inventories	(3,380)	305
Prepaid expenses and other current assets	(385)	(277)
Trade accounts payable	3,574	1,135
Accrued taxes other than income taxes	(118)	23
Income taxes payable	—	1,721
Deferred revenues and other accrued liabilities	1,981	2,677

	$2,006	4,504

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited, except for December 31, 2004)

Note 11 – Business Segments

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales
Woodlands	$10,218	8,396	29,157	23,820
Mills	28,921	28,872	90,969	74,994
Real Estate	4,451	11,222	19,545	20,213
Eliminations*	(6,763)	(5,235)	(17,429)	(13,964)

	$36,827	43,255	122,242	105,063

Income/(loss) before income taxes
Operating income
Woodlands	$5,938	4,964	19,393	14,894
Mills	1,682	3,114	6,479	6,325
Real Estate	412	3,146	4,890	4,401
Corporate	(3,069)	(3,857)	(8,958)	(9,147)
Eliminations	(353)	(472)	(766)	160

Operating income	4,610	6,895	21,038	16,633
Equity in Del-Tin Fiber	98	424	121	450
Interest income	(24)	203	136	321
Interest and other debt expense	(1,438)	(1,486)	(4,298)	(4,586)
Other income/(expense)	—	(3)	(3)	(8)

	$3,246	6,033	16,994	12,810

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,351	1,183	3,929	3,665
Mills	1,418	1,420	4,303	4,170
Real Estate	144	136	431	428
Corporate	43	45	131	124

	$2,956	2,784	8,794	8,387

Capital expenditures
Woodlands	$3,632	576	6,713	6,595
Mills	2,466	1,514	8,520	2,888
Real Estate	4,644	4,001	9,880	6,879
Corporate	—	10	74	158

	$10,742	6,101	25,187	16,520

*	Intersegment sales of timber from Woodlands to Mills

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited, except for December 31, 2004)

Note 12 – Income Taxes

Income tax expense was $8,000 for the third quarter of 2005 and $2,326,000 for the third quarter of 2004, resulting in effective income tax rates of zero and 39 percent for the 2005 and 2004 periods respectively. The reduction in income tax expense during the third quarter of 2005 was due to an income tax benefit created by the impact of the reversal of a $1,686,000 estimated valuation allowance related to accumulated state net operating loss carryforwards. Based on current projections of increased future taxable income, it is now more likely than not that the future benefits of these state net operating losses will be utilized in their entirety. The non-cash income tax benefit resulting from the reversal of this estimated valuation allowance amounted to $1,096,000, $.09 per share, for the third quarter of 2005. Before recording the reduction in the valuation allowance, the Company’s effective income tax rate for the third quarter of 2005 was 34 percent. The decrease in this effective tax rate when compared to the third quarter of 2004, was due to lower effective rates for state income taxes in the third quarter of 2005.

Income tax expense was $4,836,000 for the first nine months of 2005 and $5,036,000 for the first nine months of 2004, resulting in effective income tax rates of 28 percent and 39 percent for the 2005 and 2004 periods respectively. The reduction in income tax expense during the first nine months of 2005 was due to an income tax benefit created by the impact of the reversal of a $2,612,000 estimated valuation allowance related to accumulated state net operating loss carryforwards. The non-cash income tax benefit resulting from the reversal of this estimated valuation allowances amounted to $1,697,000, $.14 per share, for the first nine months of 2005. Before recording this reduction in the valuation allowance, the Company’s effective income tax rate for the first nine months of 2005 was 38 percent.

Note 13 – Credit Facilities

On September 9, 2005, the Company entered into an agreement with SunTrust Bank and other banks which provides an unsecured, committed revolving credit facility totaling $260,000,000, which includes a $50 million letter of credit feature. The agreement, which will expire September 9, 2010, replaces the current facility that was scheduled to expire July 15, 2007. As of September 30, 2005, $247,500,000 was available in excess of all borrowings outstanding under or supported by the facility. Borrowings under the agreement bear interest at a base rate or an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company’s total debt to capital ratio. Borrowings outstanding at September 30, 2005, amounted to $12,500,000. Fees associated with this revolving credit facility include a commitment fee of .15 to .375 percent per annum on the unused portion of the committed amount. The agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. The Company incurred cost of $657,500 related to the securing of this facility, which was deferred and is being amortized as additional interest expense over the term of the agreement.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited, except for December 31, 2004)

Note 14 – Contingencies

During 2004, the Company disclosed its plans for a 1,170-acre, 187 lot, upscale residential development, The Ridges at Nowlin Creek, on a portion of Deltic’s large land holdings located west of Little Rock, Arkansas. A portion of the development is located within the watershed of Lake Maumelle, a principal source of drinking water for the City of Little Rock. On September 19, 2005, the local water utility filed a petition in the Circuit Court of Pulaski County, Arkansas, to condemn that portion of the development within the lake’s watershed, and deposited $3,830,000 as its estimate of just compensation for the land taken. The condemned property includes 99 lots, parts of an additional 20 lots, and proposed access to seven lots.

Upon application by Deltic, on October 11, 2005, the funds were transferred into the Company’s bank account. Under Arkansas law, Deltic has the right, and has initiated proceedings to have a jury determine the true amount of just compensation for the lands, as well as other damages. The court hearing regarding this matter will likely be scheduled to begin in 2006. Under Arkansas statutes, as interpreted by its courts, condemnation proceedings of this nature by a municipal utility, do not vest fee simple title to the land, until the utility pays the final judgement of just compensation in the case. Should the utility decide not to pay the final judgement, possession and full title is returned to Deltic and the utility is liable for damages during the period Deltic is dispossessed of its property and legal fees.

Due to this contingent component of the transaction, no gain will be recorded in the Company’s Consolidated Statement of Income until fee simple title of the property is transferred from the Company. As a result of the October 11 deposit of the $3,830,000 into Deltic’s bank account, a long-term deferred liability equal to these cash proceeds received will be included in the Company’s Consolidated Balance Sheet beginning in the fourth quarter of 2005.

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

Executive Overview

The Company recorded net income of $3.3 million for the third quarter of 2005 compared to $3.7 million for the same period of 2004. For the seventh consecutive quarter, all three operating segments of the Company – Woodlands, Mills, and Real Estate – contributed earnings. Deltic’s Woodlands segment continued its role as the established core operation of the Company during the third quarter, providing $6 million in operating income. Deltic’s Mills segment maintained its profitability during the third quarter despite facing lower pricing levels and increased raw material costs. The Real Estate segment closed a lower level of residential lot sales during the third quarter of 2005 compared to the same period last year, primarily due to this year’s lot offering schedule and the inherent time lag between the offering of a neighborhood and the actual closing of sales from that offering. Our 50 percent-owned joint venture, Del-Tin Fiber, also recorded a slight profit in the third quarter as the facility continues its recovery from the fire-related temporary production curtailment experienced during the first quarter of 2005, and was impacted during the period by lower sales realizations and higher petroleum-based resin material costs.

With the exception of its diversification in real estate development, Deltic is primarily a wood products producer operating in a commodity-based business environment. This environment is affected by a number of factors, including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability and prices of raw material and weather conditions. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its wood products. Therefore, the Company continually seeks to make gains in production efficiencies and control costs and expenses from its manufacturing process. Sales of real estate are affected by general economic conditions and interest rates, specifically as such factors are manifested in the Company’s operating area of central Arkansas.

For the third quarter of 2005, pine sawtimber harvest levels increased 9,097 tons, to 159,512 tons, when compared to the third quarter of 2004. Pine sawtimber harvest levels for the nine months ending September 30, 2005, increased nine percent to 494,554 tons when compared to the same period of last year; however, the Company’s plan to keep 2005’s total pine sawtimber harvest volume comparable to the level in 2004 remains in place, which will result in a smaller harvest in the fourth quarter when compared to last year’s period. During the third quarter, area sawmills largely recovered from their over-depletion of log inventories, caused by greater-than-normal levels of rainfall earlier in the year. However, high lumber production levels continued the strong demand, and corresponding price, for pine sawtimber logs within the Company’s operating region, and Deltic increased harvesting activities during the period to take advantage of these prices. Ultimately, the Company’s long-term ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the size and strength of markets for manufactured lumber and other wood products. Activities to sell timberland identified as having a higher and better use or as being non-strategic remains. However, such sales will only be considered to the extent that the returns on these transactions meet the previously disclosed increased expectations of the Company. There were no timberland sales during the third quarter of 2005. Timberland designated as higher and better use consists of tracts with market values that exceed the land’s worth as a timber growing platform.

Non-strategic timberland consist primarily of tracts too small to allow efficient timber management, those geographically isolated from other Company fee lands, and acreage otherwise not deemed strategic to Deltic’s operations or growth.

Deltic continues its efforts to increase production efficiencies and reduce manufacturing costs within its sawmill operations; however, raw material log costs remained at high levels throughout the third quarter of 2005 and was a significant factor in the segment’s reduced operating income when compared to the third quarter of 2004. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future. Except for a temporary spike of about two weeks in duration immediately following Hurricane Katrina, the U.S. softwood lumber industry saw composite prices decrease during the third quarter. While there was a modest decline in housing starts in August, overall analyst’s projections of total 2005 starts are still at levels in excess of 2004’s record setting volumes. The Company anticipates that a moderate percentage of logs supplied to both of its sawmills will come from strategically located Company fee timberlands.

During the third quarter of 2005, Deltic’s Real Estate segment closed a lower number of residential lot sales, primarily due to this year’s lot offering schedule and the inherent time lag between the offering of a neighborhood and the actual closing of sales from that offering. The segment closed the sale of 31 residential lots during the third quarter of 2005, at a 28 percent higher average sales price per lot when compared to the same quarter of last year. The reported average sales price for residential lots for a specific period is largely dependent upon the mix of lot sales closed in that period. Deltic’s lot development plans provide for a mix of lot offerings that represent most real estate market segments for planned communities. Sales activity levels for the Company’s real estate developments are affected by economic conditions that influence the level of housing starts in the central Arkansas region, including general economic conditions and interest rates. New residential construction in the west Little Rock speculative home market may be showing signs of the impact of higher interest rates, energy cost, and building material cost. During the Company’s recent third quarter neighborhood offering within the entry-level, residential product class in Chenal Valley, Deltic experienced a decline in commitments from area builders. The Company believes the recent rise in building cost is temporary and our current plans are to develop approximately 80 additional lots within Chenal Valley and 55 lots within our Red Oak Ridge development located in Hot Springs, Arkansas by the end of 2005. Deltic’s other active development, Chenal Downs, is fully developed with 21 uncommitted residential lots as of September 30, 2005. Future annual development activity will be dependent upon the demand for the Company’s residential lots.

During 2004, the Company disclosed its plans for a 1,170-acre, 187 lot, upscale residential development, The Ridges at Nowlin Creek, on a portion of its large land holdings located west of Chenal Valley. A portion of the development is located within the watershed of Lake Maumelle, a principal source of drinking water for Little Rock. Due to this environmentally sensitive locale, the Company’s plans included the most modern, and proven, best management practices to create a low-impact development in order to protect water quality in the lake. Even though the local water utility has commissioned the preparation of a new watershed management plan which supposedly will reflect current scientific principles that would likely be compatible with the Company’s low-impact development plans, on September 19, 2005, the utility filed its petition in the Circuit Court of Pulaski County, Arkansas, to condemn that portion of the development within the lake’s watershed, and deposited $3.8 million as its estimate of just compensation for the land taken. The condemned property includes all of 99 lots, parts of an additional 20 lots, and proposed access to seven lots. Upon application by Deltic, on October 11, 2005, the funds were transferred into the Company’s bank account. Under Arkansas law, Deltic has the right, and has recently initiated proceedings, to have a jury determine the true amount of just compensation for the lands, as well as other damages. The court hearing regarding this matter will likely be scheduled to begin in 2006. Under Arkansas statutes, as interpreted by its courts, condemnation proceedings of this nature by a municipal utility do not vest fee simple title to the land until the utility pays the final judgement of just compensation determined in the case. Should the utility decide not to pay the final judgement, possession and full title is returned to Deltic and the utility is liable for damages during the period Deltic is dispossessed of its property, in addition to legal costs incurred by the landowner. The commencement of this action will cause activities at the Ridges at Nowlin Creek development to be postponed pending the outcome of the action. Should the utility determine to pay the final judgement, the Company will need to further assess the viability of proceeding with development of lots in the development’s remaining acreage. (For further discussion, refer to Note 14 to the consolidated financial statements.)

Commercial real estate sales activity is by nature less predictable than residential activity. No commercial sales occurred in the third quarter of 2005 or 2004. With the number of residents in Chenal Valley, and other west Little Rock areas, growing steadily and momentum created from previous sales of commercial acreage in the development, interest in the Company’s remaining commercial acreage remains strong. On April 6, 2004, RED Development LLC announced plans for “The Promenade at Chenal”, a 48-acre, open-air, lifestyle shopping center. The sales contract regarding this site was initially scheduled to close before the end of 2004. However, as is the inherent unpredictable nature of commercial real estate sales, the contract has been extended and is now scheduled to close during the fourth quarter of 2005. The Company continues to assist Red Development in its study of the site and currently has no reason to anticipate that closing of this sale will not occur in 2005. However, some extensions of similar contracts in the past have been followed by the termination of the commercial sale. No commercial acreage is included in the Chenal Downs or the Ridges at Nowlin Creek developments. Red Oak Ridge is planned to include approximately 80 acres of commercial property. The Company plans to begin to develop and offer commercial sites as this development’s population density increases.

Operating results for Del-Tin Fiber are affected by the overall MDF market and the plant’s operating performance, and both experienced significant improvements during 2004. However, the facility’s 2005 operations were hindered by a temporary production curtailment caused by a fire sustained at the plant during the first quarter. The presence of the unscheduled downtime caused by the fire has forced the facility to reduce its 2005 projected total production volume. However, the efficiencies and improved key manufacturing production metrics established during 2004, which are still present at the plant, should allow the joint venture to produce close to its design capacity of 150 million square feet in 2005. The plant returned to profitability during the second quarter of 2005, and recorded a slight profit in the third quarter of 2005. The MDF market has softened during the last half of the year, and high petroleum-based resin material costs have impacted Del-Tin Fiber’s financial results. Deltic’s focus remains on the continuation of the facility’s recent operating and financial improvements throughout the remainder of 2005.

Results of Operations

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended September 30, 2005 and 2004. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Quarter Ended September 30,
(Millions of dollars, except per share amounts)	2005	2004
		(Restated)
Net sales
Woodlands	$10.2	8.4
Mills	29.0	28.9
Real Estate	4.4	11.2
Eliminations	(6.8)	(5.2)

Net sales	$36.8	43.3

Operating income/(loss) and net income/(loss)
Woodlands	$6.0	5.0
Mills	1.7	3.0
Real Estate	0.4	3.1
Corporate	(3.1)	(3.8)
Eliminations	(.4)	(.5)

Operating income	4.6	6.8
Equity in Del-Tin Fiber	.1	.5
Interest income	—	.2
Interest and other debt expense	(1.4)	(1.5)
Other income/(expense)	—	—
Income taxes	—	(2.3)

Net income	$3.3	3.7

Earnings per common share
Basic	$.26	.31
Assuming dilution	$.26	.30

Consolidated

The $.4 million decrease in net income was the result of decreased operating income from Deltic’s Mills and Real Estate segments, partially offset by a decrease in income tax expense.

Operating income decreased $2.2 million. The Woodlands segment increased $1 million due primarily to an increased pine sawtimber harvest level and an increased average per-ton pine sawtimber price. Deltic’s Mills segment operations decreased $1.3 million due to an increase in raw material costs. Real Estate operating income decreased $2.7 million due to a reduction in residential lot sales and to the third quarter of 2004 benefiting from the sale of a 94-arce tract of undeveloped real estate property. Corporate operating expense decreased $.7 million primarily due to lower professional fees.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended September 30,
	2005	2004
Net sales (millions of dollars)
Pine sawtimber	$7.5	6.5
Pine pulpwood	.6	.3
Hardwood sawtimber	.6	.5
Hardwood pulpwood	.3	.1

Sales volume (thousands of tons)
Pine sawtimber	159.5	150.4
Pine pulpwood	67.8	51.6
Hardwood sawtimber	11.8	6.5
Hardwood pulpwood	40.9	14.9

Sales price (per ton)
Pine sawtimber	$47	43
Pine pulpwood	9	7
Hardwood sawtimber	51	76
Hardwood pulpwood	7	5

Timberland
Net sales (millions of dollars)	$—	.1
Sales volume (acres)	—	40
Sales price (per acre)	$—	2,500

Total net sales increased $1.8 million, which was driven predominately by increases in sales volume for all of the Company’s timber species at higher average sales prices for pine sawtimber, pine pulpwood, and hardwood pulpwood. The remainder of the increase in total net sales was a $.3 million increase in freight revenue. Operating income increased $1 million due to the increase in net sales, partially offset by increases in cull timber removal expense, freight expense, and cost of fee timber harvested. (Cull timber removal is a seasonal expense normally incurred each year during the third and fourth quarters.)

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended September 30,
	2005	2004
Net sales (millions of dollars)
Lumber	$24.3	24.8
Residual by-products	3.6	3.0

Lumber
Finished production (MMBF)	63.0	63.5
Sales volume (MMBF)	64.9	63.8
Sales price (per MBF)	374	389

Total net sales increased $.1 million due to an increase in the sales of residual by-products which was offset by decreased lumber sales. The decrease in operating income of $1.3 million was due primarily to increased raw material log costs.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended September 30,
	2005	2004
Net sales (millions of dollars)
Residential lots	$2.6	7.0
Commercial sites	—	—
Undeveloped acreage	—	2.6
Chenal Country Club	1.7	1.6

Sales volume
Residential lots	31	108
Commercial acres	—	—
Undeveloped acreage	—	94

Average sales price (thousands of dollars)
Residential lots	$83	65
Commercial acres	—	—
Undeveloped acreage	—	28

Total net sales decreased $6.8 million, or 61 percent, due to the reduction in residential lot closings and the sale of a 94-acre tract of undeveloped real estate property in the third quarter of 2004, with no undeveloped acreage sales in the 2005 period. The decrease in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

Operating expense for Corporate functions decreased $.7 million due primarily to decreased professional fees relating to the Company’s compliance with Section 404 of the Sarbanes Oxley Act of 2002.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $1.6 million to $6.8 million. The increase was due to increases in both the volume and price of logs coming into Deltic’s sawmills from the Company’s fee timberlands. Logs supplied by the Woodlands segment to the Company’s sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the third quarter of 2005, equity in Del-Tin Fiber decreased $.4 million. The decline in income was due primary to increased raw material costs, principally resin. The joint venture experienced a market-driven decline in per-unit sales price during the third quarter of 2005; however, this decline was essentially offset by increased sales volume when compared to the prior-year period.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended September 30,
	2005	2004
Net sales (millions of dollars)	$15.1	14.9
Finished production (MMSF)	38.2	36.5
Board sales (MMSF)	37.8	35.3
Sales price (per MSF)	$400	423

Income Taxes

The Company realized virtually no income tax expense during the third quarter of 2005, while the effective income tax rate was 39 percent in the 2004 period. The low amount of income tax expense during the third quarter of 2005 was due to the impact of an income tax benefit created by a reversal of the estimated valuation allowance related to accumulated state net operating loss carryforwards. Based on current projections of increased future taxable income, it is now more likely than not that the future benefits of these state net operating losses will be utilized in their entirety. Before recording the reduction in the valuation allowance, the Company’s effective income tax rate for the third quarter of 2005 was 34 percent. The decrease in this effective tax rate when compared to the prior year period was due to lower effective rates for state income taxes in the 2005 period.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

In the following tables, Deltic’s net sales and results of operations are presented for the nine-month periods ended September 30, 2005 and 2004. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Nine Months Ended September 30,
(Millions of dollars, except per share amounts)	2005	2004
		(Restated)
Net sales
Woodlands	$29.1	23.8
Mills	91.0	75.0
Real Estate	19.5	20.2
Eliminations	(17.4)	(13.9)

Net sales	$122.2	105.1

Operating income/(loss) and net income/(loss)
Woodlands	$19.4	14.9
Mills	6.5	6.3
Real Estate	4.9	4.4
Corporate	(9.0)	(9.1)
Eliminations	(.8)	.1

Operating income	21.0	16.6
Equity in Del-Tin Fiber	.1	.5
Interest income	.2	.3
Interest and other debt expense	(4.3)	(4.6)
Other income/(expense)	—	—
Income taxes	(4.8)	(5.0)

Net income	$12.2	7.8

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Earnings per common share
Basic	$.99	.64
Assuming dilution	$.99	.64

Consolidated

While each of the Company’s three operating segments experienced improved financial results during the first nine months of 2005 when compared to the 2004 period, the $4.4 million increase in net income was principally the result of improved financial results for the Company’s Woodlands segment.

Operating income increased $4.4 million. The Woodlands segment increased $4.5 million due primarily to an increased pine sawtimber harvest level and an increased average per-ton pine sawtimber price. Deltic’s Mills segment operations improved $.2 million due mainly to a 16 percent increase in finished lumber sales volume at a two percent higher average lumber sales price, offset by increased raw material log costs. Real Estate operating income increased $.5 million despite decreases in sales volumes for residential lots, commercial acreage, and undeveloped real estate acreage, due primarily to increased profit margins on residential lot sales resulting from a 27 percent increase in average price per lot sold. Corporate operating expense remained relatively flat, decreasing $.1 million.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Nine Months Ended September 30,
	2005	2004
Net sales (millions of dollars)
Pine sawtimber	$22.5	18.1
Pine pulpwood	2.0	1.2
Hardwood sawtimber	.8	.6
Hardwood pulpwood	.5	.3

Sales volume (thousands of tons)
Pine sawtimber	494.6	452.6
Pine pulpwood	211.4	185.4
Hardwood sawtimber	14.4	9.6
Hardwood pulpwood	64.2	56.7

Sales price (per ton)
Pine sawtimber	$45	40
Pine pulpwood	9	7
Hardwood sawtimber	53	62
Hardwood pulpwood	7	5

Timberland
Net sales (millions of dollars)	$.2	.9
Sales volume (acres)	18	757
Sales price (per acre)	$8,546	1,153

Total net sales increased $5.3 million, which was driven almost entirely by the increase in sales volume of pine sawtimber at a higher average sales price. Revenues from the sale of other timber species also increased during the first nine months of 2005. The segment also reported a $.3 million increase in hunting lease revenue. However, these increases were partially offset by a reduction in timberland sales. Operating income increased $4.5 million primarily as a result of the 24 percent increase in sales of pine sawtimber combined with only a nine percent increase in the cost of fee timber harvested due mainly to harvest mix.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Nine Months Ended September 30,
	2005	2004
Net sales (millions of dollars)
Lumber	$76.4	64.5
Residual by-products	11.2	8.2

Lumber
Finished production (MMBF)	193.6	170.9
Sales volume (MMBF)	202.9	174.6
Sales price (per MBF)	377	369

Total net sales increased $16 million, or 21 percent, due to the increase in finished lumber sales volume combined with a slightly higher average sales price. Revenue from sales of residual by-products increased due mainly to increased lumber production volumes. The improvement in operating results of $.2 million was due primarily to the increase in net sales, substantially offset by increased raw material log costs.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Nine Months Ended September 30,
	2005	2004
Net sales (millions of dollars)
Residential lots	$13.2	12.5
Commercial sites	.6	.3
Undeveloped acreage	.4	2.6
Chenal Country Club	4.8	4.4

Sales volume
Residential lots	158	190
Commercial acres	.99	2
Undeveloped acreage	6.7	94

Average sales price (thousands of dollars)
Residential lots	$84	66
Commercial acres	633	152
Undeveloped acreage	64	28

Total net sales decreased $.7 million primarily due to the reduction in sales of undeveloped real estate property. Net sales from residential lot closings increased when compared to the first nine months of 2004, despite a decrease in residential lot sales volume, due to a 27 percent increase in average sales price per lot. The increase in the Real Estate segment’s operating income, despite the decrease in total net sales, was due primarily to the mix of residential lots sold and improved margins within the segment.

Corporate

The decrease in operating expense for Corporate functions of $.1 million was due to decreased general and administrative expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $3.5 million to $17.4 million. The increase was due to increases in both the volume and price of logs coming into Deltic’s sawmills from Company fee timberlands. Logs supplied by the Woodlands segment to the Company’s sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the first nine months of 2005 equity in Del-Tin Fiber was $.1 million, a decrease of $.4 million when compared to the prior-year period. During the first quarter of 2005, the facility’s operations were hindered by a temporary production curtailment caused by a fire sustained at the plant. The effect of the first quarter curtailment was decreases in both finished production and sales volumes for the plant.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Nine Months Ended September 30,
	2005	2004
Net sales (millions of dollars)	$40.7	45.6
Finished production (MMSF)	101.1	113.4
Board sales (MMSF)	99.7	115.5
Sales price (per MSF)	$408	395

Average sales price increased three percent due to the improvements in the MDF market and to continued changes in product mix to include a greater percentage of thin board and an increase in premium-grade production. Manufacturing cost per MSF sold was up six percent due to decreased production volume and increased raw material costs, principally resin.

Income Taxes

The effective income tax rate was 28 percent and 39 percent in the 2005 and 2004 periods, respectively. The decrease in the effective income tax rate for the first nine months of 2005 was due to the impact of an income tax benefit created by a reversal of the estimated valuation allowance related to accumulated state net operating loss carryforwards. Based on current projections of increased future taxable income, it is now more likely than not that the future benefits of these state net operating losses will be utilized in their entirety. Before recording the reduction in the valuation allowance, the Company’s effective income tax rate for the first nine months of 2005 was 38 percent.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $29.6 million for the first nine months of 2005 compared to $33.6 million for the same period in 2004. Changes in operating working capital, other than cash and cash equivalents, provided cash of $2 million in the 2005 period and $4.5 million in 2004. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income/(loss) and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $25.2 million in the current-year period and $16.5 million a year ago. Capital expenditures by segment consisted of the following:

	Nine Months Ended September 30,
	2005	2004
(Thousands of dollars)
Woodlands	$6,713	6,595
Mills*	8,520	2,888
Real Estate	9,880	6,879
Corporate	74	158

Capital expenditures	$25,187	16,520

*	2005 amount includes new capital projects relating to improved production volume and efficiency.

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations provided cash of $2 million in 2005 and $3 million in 2004. The Company made advances to Del-Tin Fiber of $4.2 million and received cash of $2.4 million for net advances of $1.8 million during the current period, which increased $1.1 million from the corresponding period of 2004. The increase in net advances to Del-Tin Fiber was due primarily to the costs to repair fire damage in the plant during the first quarter of 2005 and to the corresponding production curtailment at the facility. During 2004, $4.4 million of proceeds from sales of timberland that were previously held by a trustee were used to acquire timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges. In 2005, Deltic borrowed $11.5 million and made repayments of debt of $14.7 million. During 2004, Deltic made repayments of previous borrowings under its revolving credit facility of $23 million. Deltic paid dividends on common stock of $2.5 million during the current period, slightly higher than the $2.3 million dividend payments in 2004. This increase in dividend payments reflects the Company’s 20 percent increase in its quarterly dividend payment announced and implemented during the third quarter of 2005. In 2005, proceeds from stock option exercises amounted to $1.4 million, a decrease of $3.1 million when compared to 2004. For the 2005 period, cash outflows for other-net financing activities consisted primarily of deferred debt issuance costs capitalized during the third quarter.

Financial Condition

Working capital totaled $6.2 million at September 30, 2005, and $6.5 million at December 31, 2004. Deltic’s working capital ratio at September 30, 2005, was 1.44 to 1, compared to 1.73 to 1 at the end of 2004. Cash and cash equivalents at the end of the third quarter of 2005 were $1.7 million compared to $.9 million at the end of 2004. During the first nine months of 2005, total indebtedness of the Company decreased $3.2 million to $82.5 million. Deltic’s long-term debt to stockholders’ equity ratio was .421 to 1 at September 30, 2005, compared to .466 to 1 at year-end 2004.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, in addition to expanding lumber production as market conditions allow and developing real estate at Chenal Valley, Red Oak Ridge and the currently suspended Ridges at Nowlin Creek.

To facilitate these growth plans, on September 9, 2005, the Company completed negotiation with SunTrust Bank and other banks for an unsecured and committed revolving credit facility totaling $260 million. The facility also contains a $50 million letter of credit feature. The agreement, which will expire on September 9, 2010, replaces the current facility that was scheduled to expire July 15, 2007. As of September 30, 2005, $247.5 million was available in excess of all borrowings outstanding under or supported by the facility. The agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. As of September 30, 2005, the Company had expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share; no shares have been purchased in 2005 under this program. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which will be repayable over five years in equal quarterly installments, that began December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($26.8 million at September 30, 2005) of Del-Tin’s obligations under its credit agreement.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. In accordance with FIN 45, Deltic initially estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At September 30, 2005, Deltic’s remaining liability regarding the guarantee was $2.8 million.

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

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations as of September 30, 2005, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2005	2006 to 2007	2008 to 2009	After 2009
Contractual cash payment obligations
Real estate development infrastructure	$2.3	—	2.3	—	—
Long-term debt	82.5	—	—	50.0	32.5
Interest on debt[1]	20.8	1.3	10.1	7.0	2.4
Retirement plans	3.4	—	.9	1.5	1.0
Other postretirement benefits	7.1	.1	.8	1.1	5.1
Other long-term liabilities	3.0	.1	.7	.5	1.7

	$119.1	1.5	14.8	60.1	42.7

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$26.8	.7	20.9	5.2	—
Timber cutting agreements	1.8	.2	1.6	—	—
Operating leases	.2	—	.1	.1	—
Letters of credit	.6	—	.3	.3	—

	$29.4	.9	22.9	5.6	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 65,000 to 80,000 tons in the fourth quarter of 2005 and 560,000 to 575,000 tons for the year. Significant sales of timberland identified to have a higher and better use or to be non-strategic are not anticipated, but may reach 100 acres for the year. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 75 to 85 million board feet for the fourth quarter and 275 to 285 million board feet for the year. Residential lot sales are projected to be 105 to 125 lots and 260 to 280 lots for the fourth quarter and the year, respectively.

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

Based on their evaluation as of September 30, 2005, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

Deltic’s management, with the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter, and have concluded that there were changes to Deltic’s internal control over financial reporting that materially affected Deltic’s internal control over financial reporting.

During the fiscal quarter ending June 30, 2005, the following material weaknesses in internal control over financial reporting related to accounting for third-party purchased stumpage timber inventory were discovered:

•	a lack of segregation of duties related to the timber procurement function, in that the procurement manager calculated the estimated volumes on purchased tracts of third-party standing timber, approved purchases of tracts of third-party standing timber up to the level of his approval authority, monitored logging activity on all procured tracts, reported such logging activity to accounting personnel, maintained the records of expiration dates for logging rights for all procured tracts, obtained extensions to original expiration dates for all procured tracts, and determined the timing of reporting to accounting personnel that logging activities on procured tracts had been completed;

•	a lack of frequent and comprehensive review of status updates for each respective tract of third- party standing timber;

•	a lack of established procedures requiring adjustment in the carrying value of procured tracts when there are no current reports of logging activity reported to accounting personnel, unless an affirmative justification is timely presented and approved; and

•	a lack of training and education designed to ensure that all relevant personnel involved in third-party purchased standing timber transactions understand and apply the proper accounting procedures.

During the fiscal quarter ending September 30, 2005, the Company’s management implemented and thoroughly tested new policies and procedures that were intended to fully remediate the material weaknesses in internal control over financial reporting with respect to accounting for third-party purchased standing timber inventory. These remedial actions included:

•	substantially increased the segregation of duties related to the acquisition of and accounting for third-party purchased standing timber inventory, including a reduction in the expenditure authority levels of mill procurement personnel to increase involvement of management in acquisitions;

•	instituted new requirements in connection with third-party purchased standing timber inventory for the creation and wider distribution of records and documentation beginning with the original estimation process prior to acquisition of tracts of third-party purchased standing timber inventory and continuing through the final harvest and volume reconciliation for each tract;

•	imposed more frequent and comprehensive status updates for each respective tract of third- party purchased standing timber inventory with active participation by both procurement and accounting personnel;

•	established default procedures that require adjustments in the carrying value of respective tracts where no current reports of logging activity are being made by procurement personnel to accounting personnel, unless an affirmative justification is timely presented and approved;

•	provided for additional training and education designed to ensure that all relevant personnel involved in the transactions understand and apply the proper accounting for third-party purchased standing timber inventory; and

•	extended the Company’s sub-certification requirements relating to information supplied which may form a part of the Company’s accounting books and records to include all procurement managers and supervisors.

The Company did not identify any other material weaknesses in its internal controls over financial reporting during the fiscal quarter ending September 30, 2005. There were no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 through July 31, 2005	—	—	—	$7,851,000
Aug. 1 through Aug. 31, 2005	—	—	—	$7,851,000
Sept. 1 through Sept. 30, 2005	—	—	—	$7,851,000

[1]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. There is no stated expiration date regarding this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

10.19	Revolving Credit Agreement dated September 9, 2005, included elsewhere herein.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date:	November 2, 2005
Ray C. Dillon, President (Principal Executive Officer)

/s/ Clefton D. Vaughan		Date:	November 2, 2005
Clefton D. Vaughan, Vice President, Finance and Administration (Principal Financial Officer)

/s/ Kenneth D. Mann		Date:	November 2, 2005
Kenneth D. Mann, Controller (Principal Accounting Officer)