Form 10-K
period 2005-12-31
DELTIC TIMBER CORP
filed 2006-03-10
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                                              Accelerated filer  ☒                                                              Non-accelerated filer

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2005, was $333,381,819. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at January 31, 2006, was 12,343,661.

Documents incorporated by reference:

The Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 27, 2006.

TABLE OF CONTENTS - 2005 FORM 10-K REPORT

PART I

Item 1. Business

Introduction

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 437,700 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). Deltic is a calendar-year company for both financial and income tax reporting.

The Company is organized into four segments: (1) Woodlands, which manages the Company’s timberlands; (2) Mills, which consists of Deltic’s two sawmills that manufacture a variety of lumber products; (3) Real Estate, which includes the Company’s three active real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. (The Company currently does not allocate the cost of maintaining these support functions to its operating units.)

The Company’s timberlands consist primarily of Southern Pine, known in the industry as a type of “softwood”. Deltic considers its timberlands to be the Company’s most valuable asset and the harvest of stumpage to be its most significant source of income; accordingly, Deltic actively manages its timberlands in order to increase productivity and maximize the long-term value of these timber assets. The Company harvests timber from the timberlands in accordance with its harvest plans and sells such timber in the domestic market or converts it to lumber in its sawmills. Stumpage supplied to the Company’s sawmills is transferred at prices that approximate market. The Company implemented a timberland acquisition program in late 1996. Thus far, the Company has focused its acquisition program on timberland in its current operating area. The Company also initiated a program in 1999 to identify for possible sale non-strategic timberland and higher and better use lands.

The Company’s two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high standards for production quality. In addition, each mill is strategically located near significant portions of the timberlands. The mills produce a variety of lumber products, including dimension lumber, boards, timbers, decking, and secondary manufacturing products, such as finger-jointed studs. These lumber products are sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the South and Midwest and are used mainly in residential construction, roof trusses, and laminated beams. Combined annual permitted capacity of the two mills at December 31, 2005 was 350 million board feet (“MMBF”). The Company’s total finished lumber production was 265 MMBF in 2005 compared to 224 MMBF in 2004 and 215 MMBF in 2003. The current-year increase was due largely to increased operating efficiencies.

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, an approximately 5,000-acre upscale planned community. The property is being developed in stages, and real estate sales to-date have consisted primarily of residential lots, which are sold to builders or individuals, and commercial sites. In addition to Chenal Valley, Deltic has developed Chenal Downs, a 400-acre development located just outside Chenal Valley, and Red Oak Ridge, an 800-acre development in Hot Springs, Arkansas. Also, the Company has disclosed plans for The Ridges at Nowlin Creek, an upscale, 1,170-acre, low-impact residential development located just west of Chenal Valley, featuring state-of-the-art best-management practices to protect water quality in response to its site adjacent to Lake Maumelle (see the Real Estate section of this item for further discussion of The Ridges at Nowlin Creek).

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

From the time production began at Del-Tin Fiber in 1998 until the fourth quarter of 2003, both operating and financial performance were below the expectations established at the time that the decision to construct the plant was made. As a result, on April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic’s management and Board of Directors completed its review of these strategic alternatives and announced the Company intended to exit the MDF business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the joint-venture was based primarily upon the estimated cash flows from a sale of the Company’s interest during 2003 and resulted in a determination that the Company’s investment was impaired as of December 31, 2002. The investment was written off to zero.

Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company recognized losses in Del-Tin Fiber equal to the extent of these advances during 2003. For the year of 2003, such advances approximated the Company’s equity share of losses for the plant; accordingly, the investment in Del-Tin Fiber at December 31, 2003, was zero. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. The estimated fair value from this evaluation indicated that no impairment existed as of December 31, 2003. In 2004 and 2005, the Company recorded its equity share of the operating results of the joint venture.

Forest Products Industry

With the exception of its diversification in real estate development, Deltic is primarily a wood products producer operating in a commodity-based business environment. This environment is affected by a number of factors, including general economic conditions, interest rates, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. Robust housing starts in the U.S., fueled by low mortgage interest rates, maintained high demand for softwood lumber products during 2005. This demand resulted in the continuation of high average lumber prices when compared to 2004. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its wood products.

Lumber prices have historically been, and will remain, volatile. Sawtimber prices have been more stable than lumber prices. Over the three years immediately preceding 2005, sawtimber prices remained relatively flat. However, during 2005, poor weather conditions and increased sawmill production levels resulted in increases in average sawtimber prices when compared to 2004.

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

Woodlands

The Company owns approximately 437,700 acres of timberland, primarily in Arkansas and north Louisiana, stocked principally with Southern Pine. Management considers the timberlands to be Deltic’s most valuable asset and the harvest of this stumpage to be the Company’s most significant source of income.

The approximate breakdown of the Company’s timberland acreage at year-end 2005 consisted of the following:

Acres
Pine forest	216,100
Pine plantation	156,200
Hardwood forest	23,500
Other	41,900

Total	437,700

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

Timber Inventory. The Company’s estimated standing timber inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of pine inventory is subject to periodic adjustments based on sample cruises and actual volumes harvested. The hardwood inventory shown in the following table is only an approximation, so the physical quantity of such timber may vary significantly from this approximation. Estimated inventory of standing timber as of December 31, 2005, consisted of the following:

Estimated Volume (Tons)
Pine timber
Sawtimber	10,833,700
Pulpwood	5,403,700

Hardwood timber
Sawtimber	374,400
Pulpwood	233,300

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

Timber Growth. Timber growth rate is an important variable for forest products companies since it ultimately determines how much timber can be harvested on a sustainable basis. A higher growth rate permits larger annual harvests as replacement timber regenerates. Growth rates vary depending on species, location, age, and forestry management practices. The growth rate, net of mortality, for Deltic’s Southern Pine averages five to six percent of standing inventory per annum. The Company considers a 30 to 35 year rotation optimal for most pine plantations.

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

Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, including higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. However, this process does not involve genetic engineering. The seedlings are planted in all-aged stands or a site is completely replanted in the case of a final harvest of mature stands. During 2005, about 7,000 acres were planted, primarily using seedlings grown from seeds produced at the orchard facility, with another approximately 8,300 acres scheduled to be planted in 2006, as the Company continues to reforest understocked tracts. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission’s Best Management Practices. In addition, the Company has been certified under the Sustainable Forestry Initiative (“SFI”) program with regards to its timberland management practices.

The Company actively utilizes commercial thinning practices. Thinning operations consist of the selective removal of trees within a stand, usually a plantation, and improve overall productivity by enhancing the growth of the remaining trees while generating revenues.

The Company’s cull timber removal program is designed to control undesirable, competitive vegetation in its forests and to increase pine growth rates and reproduction. Deltic treated about 15,000 acres in 2005 and 13,000 acres in 2004 under this program.

Harvest Plans. Management views the timberlands as assets with substantial inherent value apart from the sawmills and intends to manage the timberlands on a basis that permits regeneration of the timberlands over time. The Company intends to continue to manage the timberlands on a sustainable-yield basis and has no plans to harvest timber on an ongoing basis at levels that would diminish its timber inventory. In 2005, the Company harvested 581,242 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest between 570,000 to 585,000 tons of pine sawtimber in 2006.

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

Wildlife Management. The Company has an active wildlife management program for its properties. Deltic leased approximately 414,000 and 397,000 acres to hunting clubs in 2005 and 2004, respectively. The Company’s wildlife biologist has conducted white-tailed deer management clinics throughout Arkansas. In addition, Deltic cooperates with federal, state, and private agencies in various wildlife studies. The Company also works with the Arkansas Game and Fish Commission to re-establish the black bear population in South Arkansas.

Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provided harvest planning, silvicultural improvements, and maintenance work for approximately 62,000 acres in 2005.

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

Deltic formed an acquisition team to implement its timberland acquisition program. Lands considered for purchase are evaluated based on location, site index, timber stocking, and growth potential. Approximately 123,700 acres of strategically located pine timberland have been added since the inception of the program. Individual land purchases have ranged from 20 acres to 21,700 acres.

Land Sales. In 1999, the Company initiated a program to identify for possible sale non-strategic timberland and higher and better use lands. Sales totaled 5,254 acres in 2000, 3,315 acres in 2001, 3,418 acres in 2002, 4,130 acres in 2003, 1,150 acres in 2004, and 45 acres in 2005.

Leasing. The Company also generates revenue from the leasing of hunting, oil and gas, and other rights on its timberlands.

Mills

The Company’s two sawmills are located at Ola in central Arkansas and at Waldo in south Arkansas, near significant portions of the timberlands. The mills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production. Logs processed into lumber are obtained from the timberlands and from public and private landowners. The Company selects logs for processing in its mills based on size, grade, and the prevailing market price. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. The mills produce a variety of products, including dimension lumber, boards, timbers, decking, and at the larger Waldo Mill, secondary products such as finger-jointed studs. The lumber is sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams.

Combined permitted annual production capacity of the two mills increased from 226 MMBF at year-end 1999 to 300 MMBF at year-end 2003 with a further increase to 350 MMBF at year-end 2005 following the completion of planned upgrades at both mills. The Company’s lumber output increased during 2005, with production totaling 265 MMBF compared to 224 MMBF in 2004 and 215 MMBF in 2003. These increases were due largely to increased operating efficiencies achieved.

Capital Projects. Deltic has invested significant capital in its sawmills in recent years to increase production capacity and efficiency, decrease costs, and expand the product mix. Major capital projects completed at the Ola Mill over the past several years include: (1) installation of a curve-sawing gang and double-length infeed to improve log recovery, increase hourly output, and expand product mix; (2) the installation of an optimized edger system to increase lumber recovery; (3) replacement of the planermill with a high-speed planermill and automated sorting system to increase mill output; (4) construction of a small log processing system which extracts small diameter logs from pulpwood, thus reducing average log costs; (5) addition of a boiler system and steam dry kilns to increase mill capacity and provide the capability to produce higher value lumber; (6) expansion of log storage capacity to enable increased production as market conditions improve; and (7) primary breakdown redesign and rebuild of the sawmill processing equipment to improve the infeed of logs and overall flow of green lumber.

At the Waldo Mill, major capital projects completed over the past several years include:

(1) installation of a curve-sawing gang to improve log recovery, increase hourly output, and expand product mix; (2) installation of a new edger and optimizer to improve recovery; (3) installation of a log optimization system to improve lumber recovery; (4) extension of the green lumber sorter to increase sawmill throughput; (5) addition of finger-jointing and remanufacturing facilities which add value to existing production; (6) construction of a new high speed planermill and automated sorting system that provide the finishing capacity necessary to operate two shifts at the sawmill; (7) installation of a second log debarker in order to further improve hourly throughput capability; and (8) an additional boiler and an upgrade of the lumber drying kilns to increase the mill’s lumber drying capacity.

Raw Materials. In 2005, the Company’s two sawmills processed 1,210,515 tons of logs, obtained from either the timberlands or purchased from public and private landowners. The timberlands supplied 41 percent, or 499,616 tons, of the mills’ raw material receipt requirements, while the mills obtained 86 percent of the 581,242 tons of pine sawtimber harvested from the timberlands.

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

In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement its own timber harvests from the timberlands. The Company has an active timber procurement function for each of its sawmills. As of December 31, 2005, the Company had under contract 84,415 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next four years. During 2005, the Company harvested third-party stumpage and purchased logs from third parties totaling 764,062 tons . Of this volume, purchases from the U.S. Forest Service represented seven percent. The balance of such volume was acquired from private lands.

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

Real Estate

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Development activities began with the construction of Chenal Ridge, the initial, 85-lot neighborhood in Chenal Valley on the western edge of the Little Rock city limits as of 1985. Since that time the Company has been developing the remainder of Chenal Valley, an approximately 5,000-acre upscale planned community, centered around two Robert Trent Jones, Jr. designed golf courses. The first golf course was completed in 1990. Construction of the second course began in 2001, and was opened for play in the summer of 2003. The property has been developed in stages, and real estate sales to date have consisted primarily of residential lots sold to builders or individuals and commercial tracts. In addition to Chenal Valley, Deltic has developed Chenal Downs, located just outside of Chenal Valley, and is developing Red Oak Ridge, in Hot Springs, Arkansas. Chenal Downs is a 400-acre equestrian development with controlled access, featuring secluded, five-acre lots. Red Oak Ridge, Deltic’s first development outside the Little Rock area, is an 800-acre upscale community designed for residential, resort, or retirement living. Also, the Company has disclosed plans for a 1,170-acre, 187 lot, upscale residential development, The Ridges at Nowlin Creek, on a portion of its land holdings located within the Highway 10 growth corridor west of Chenal Valley. A portion of the development is located within the watershed of Lake Maumelle, a principal source of drinking water for Little Rock. Due to this environmentally sensitive locale, the Company’s plans included the most modern, and proven, best management practices to create a low-impact development in order to protect water quality in the lake. Even though the local water utility has commissioned the preparation of a new watershed management plan, which supposedly will reflect current scientific principles that would likely be compatible with the Company’s low-impact development plans, in 2005, the utility filed its petition in the Circuit Court of Pulaski County Arkansas, to condemn that portion of the development within the lake’s watershed, and deposited its estimate of just compensation for the land taken. The condemned property includes all of 99 lots, parts of an additional 20 lots, and proposed access to seven lots. Under Arkansas law, Deltic has the right, and has initiated proceedings, to have a jury determine the true amount of just compensation for the taking of the lands, as well as other damages. The trial of this matter is scheduled to begin in 2006. Under Arkansas statutes, as interpreted by its courts, condemnation proceedings of this nature by a municipal utility do not vest fee simple title to the land until the utility pays the final judgement of just compensation determined in the case. Should the utility decide not to pay the final judgement, possession and full title is returned to Deltic and the utility is liable for damages during the period Deltic is dispossessed of its property, in addition to legal costs incurred by the landowner. The commencement of this action has caused activities at the Ridges at Nowlin Creek development to be postponed pending the outcome of the action. Should the utility determine to pay the final judgement, the Company will need to further assess the viability of proceeding with development of lots in the development’s remaining acreage. (For further discussion, refer to Note 16 to the consolidated financial statements.)

Chenal Valley is one of the premier upscale residential and commercial developments in the Little Rock real estate market. All acreage in Chenal Valley has been annexed by the City of Little Rock. Red Oak Ridge has been similarly annexed by the City of Hot Springs. Both Chenal Downs and the currently suspended Ridges at Nowlin Creek are located just outside the Little Rock city limits.

Residential Development. Lots were offered for sale in Chenal Valley during the second half of 1986 with closings beginning in 1987. As of December 31, 2005, 2,586 lots have been developed in 30 neighborhoods and 2,314 lots have been sold, with about 2,086 residences constructed or under construction.

When fully developed, Chenal Valley will include approximately 4,500 residences. However, the actual number of residences in Chenal Valley will depend on final land usages and lot densities. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acres to 2.25 acres, and lot price has ranged from $25,000 per lot to over $250,000 per lot.

The first phase of Chenal Downs was opened in December 1997, followed by a second phase in November 2000, with 56 of the 76 lots developed in the two phases sold by the end of 2005. Lot prices in Chenal Downs range from $89,000 to approximately $187,000. In Red Oak Ridge, the first two neighborhoods were offered for sale in late 1998, with a second lot offering in 2005. These neighborhoods offer a choice of either estate-sized homesites, with many overlooking one of two Deltic-constructed lakes, or garden-home lots. As of the end of 2005, 42 of the 135 lots offered have been sold, and prices for lots currently offered range from about $30,000 to almost $183,000. If commenced, The Ridges at Nowlin Creek will be comprised of estate-sized lots, with expected lot prices ranging from $300,000 to over $500,000.

Commercial Development. Commercial development in Chenal Valley began with the construction of a Company-owned, 50,000-square-foot office building, which was sold during 2000. Commercial activity to-date has consisted of the sale of approximately 245 acres, including 72 acres in 2003, four acres in 2004, and six acres in 2005. Commercial property sales to-date have consisted of retail store locations, an office building constructed by the Company on a nine-acre site, multi-family residence sites, convenience store locations, a bank office building site, and outparcels surrounding a retail center constructed and owned by the Company. Under current development plans, Chenal Valley would include approximately 750 acres of commercial property when fully developed.

The completion of construction of Rahling Road to Chenal Parkway, a major connector street, in 1998 provides greater access to Chenal Valley’s commercial acreage. Located at the center of this commercial property is a Company-owned 35,000-square-foot retail center. The retail center was completed in early 2000 and offers retail space for lease. The center is surrounded by 16 outparcels, ranging in size from 0.2 to 1.8 acres. To-date, 11 of these outparcels have been sold.

No commercial acreage is included in the Chenal Downs or the currently suspended Ridges at Nowlin Creek developments. Red Oak Ridge is planned to include approximately 80 acres of commercial property. The Company will begin to develop and offer commercial sites as population density increases.

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

Chenal Downs has been developed around an equestrian center, consisting of stables and a training facility, and also includes bridle trails throughout the development. Red Oak Ridge’s primary amenities currently consist of two lakes and a community park, constructed by the Company.

Home Construction. Historically, the Company’s focus with regards to residential real estate development has been on lot development only. However, from time to time, Deltic constructs a limited number of speculative homes within its Red Oak Ridge development located in Hot Springs, Arkansas.

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

Chenal Downs has been fully developed. Development of Red Oak Ridge is in the early stages, consisting of the construction of two lakes as the core amenity, initial infrastructure placement, and the first three of several planned neighborhoods.

The Company owns approximately 58,000 mostly contiguous acres, the eastern border of which begins about two miles west of Chenal Valley. Continued development in the Highway 10 growth corridor of west Little Rock has significantly affected land values in the area, and is expected to create real estate development opportunities for much of this land. As mentioned, in 2004, the Company disclosed its plans for its first real estate development in this acreage. If commenced, this 1,170 acre upscale development, called The Ridges at Nowlin Creek, is slated to be comprised of estate-sized lots.

Undeveloped Acreage. The success of Chenal Valley has increased the value of the Company’s undeveloped real estate surrounding and within the development. Sales of undeveloped real estate amounted to zero acres in 2003, 94 acres in 2004, and seven acres in 2005.

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

From the time production began at Del-Tin Fiber in 1998 until the fourth quarter of 2003, both operating and financial performance were below the expectations established at the time that the decision to construct the plant was made. As a result, on April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic’s management and Board of Directors completed its review of these strategic alternatives and announced the Company intended to exit the MDF business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the joint-venture was based primarily upon the estimated cash flows from a sale of the Company’s interest during 2003 and resulted in a determination that the Company’s investment was impaired as of December 31, 2002. The investment was written off to zero.

Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company recognized losses in Del-Tin Fiber equal to the extent of these advances during 2003. For the year of 2003, such advances approximated the Company’s equity share of losses for the plant; accordingly, the investment in Del-Tin Fiber at December 31, 2003, was zero. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. The estimated fair value from this evaluation indicated that no impairment existed as of December 31, 2003. In 2004 and 2005, the Company recorded its equity share of the operating results of the joint venture.

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

Production. The plant produced 141 MMSF of MDF in 2005 versus 148 MMSF of MDF in 2004 and 133 MMSF of MDF in 2003. Prior to 2003, start-up difficulties and operational problems with the plant’s press and heat energy system limited production to levels significantly below capacity. The problems with the press were corrected in mid-1999. As natural gas prices escalated during the last half of 2000, the decision was made in late January 2001, to temporarily suspend operations until the heat energy system could be modified. Following completion of a capital project to modify this system, the plant resumed operations in June 2001. Rectification of the heat energy system has enabled the plant’s operations to increase production levels closer to the plant’s capacity of 150 MMSF per year, as market conditions improved. In addition, manufacturing cost per thousand square feet has decreased, as certain variable costs of manufacturing have been lowered and fixed costs for the facility are being allocated to the increased production.

Raw Materials. The Del-Tin plant provides an additional outlet for wood chip production from the Waldo Mill. Pursuant to a fiber supply agreement that expires in 2008, the Company has agreed to sell, and Del-Tin Fiber to buy, substantially all residual wood chips from the Waldo Mill. In addition, Del-Tin Fiber has an option to purchase residual wood chips from the Ola Mill and pulpwood chips, shavings, and sawdust from the Waldo Mill. During 2005, 2004, and 2003, Deltic sold approximately $3,868,000, $3,890,000, and $4,099,000, respectively, of these lumber manufacturing by-products to Del-Tin Fiber.

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

Timber. Timber harvested from the timberlands is utilized by the Company’s sawmills or sold to third parties. The Company’s timber sales to third parties accounted for approximately nine percent, six percent, and six percent of consolidated net sales in 2003, 2004, and 2005, respectively.

The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood manufacturing facilities, and accessibility.

Land Sales. Timberland sold by the Company to third parties consists of both non-strategic timberland and lands with potential for higher and better use, and amounted to six percent, one percent, and less than one percent of consolidated net sales in 2003, 2004, and 2005, respectively.

Lumber Products. The Company’s sawmills produce a wide variety of products, including dimension lumber, boards, timbers, decking, and secondary products such as finger-jointed studs. Lumber is sold primarily to wholesaler distributor, lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams. During 2003, 2004, and 2005, lumber sales as a percentage of consolidated net sales were approximately 45 percent, 59 percent, and 60 percent, respectively.

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

Residual Wood Products. The Company’s sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During 2003, 2004, and 2005, sales of these residual products accounted for seven percent, eight percent, and nine percent, respectively, of Deltic’s consolidated net sales. Wood chips are the primary source of residual sales and are typically sold to Del-Tin Fiber or to paper mills. In 2005, Deltic’s sawmills produced 381,835 tons of wood chips. The Company expects to continue to sell a significant portion of its wood chip production to Del-Tin Fiber for use in the production of MDF.

Real Estate. The Company develops and markets residential lots and commercial sites. Deltic generally provides the supporting infrastructure. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. The Company also sells undeveloped acreage. During 2003, 2004, and 2005, the sales of residential lots, commercial sites, and undeveloped acreage as a percentage of consolidated net sales were 21 percent, 17 percent, and 15 percent, respectively. The sale of commercial property can have a significant impact on the Company’s sales, but is unpredictable and irregular.

Seasonality

The Company’s operating segments are subject to variances in financial results due to several seasonal factors. The majority of timber sales are typically generated in the first half of the year due primarily to weather conditions and historically stronger timber prices. Increased housing starts during the spring usually push lumber prices up. Forestry operations generally incur expenses related to silvicultural treatments which are applied during the fall season to achieve maximum effectiveness.

Business Segment Data

Information concerning net sales, operating income, and identifiable assets attributable to each of the Company’s business segments is set forth in Item 7, “Management’s Discussion and Analysis”; and Note 17 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of Part II of this report.

Decline in Availability of Federal Timber

Various factors, including environmental and endangered species concerns, have limited, and will likely continue to limit, the amount of timber offered for sale by certain U.S. government agencies, which historically have been major suppliers of timber to the U.S. forest products industry. During 2005, the Company acquired approximately nine percent of its timber supply for its Ola Mill from federal sources, primarily the Ouachita and Ozark National Forests. Any future decline in the availability of timber from federally owned lands will require that the Company, in order to supply the Ola Mill, rely more heavily on harvests from the Company’s timberlands, including harvests from timberlands acquired in the future to the extent that suitable opportunities arise, and on the acquisition of timber from other sources, such as private timber owners. The Company’s Waldo Mill does not currently process any timber acquired from federal sources.

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

Access to SEC Filings

The Company maintains an internet website at www.deltic.com. The Company makes available free of charge under the Investor Relations section of its website its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, all amendments to any of those reports and other filings, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission.

Employees

As of January 31, 2006, the Company had 481 employees.

Item 1A. Risk Factors

Cyclicality of Forest Products Industry

The Company’s results of operations are, and will continue to be, affected by the cyclical nature of the forest products industry. Prices and demand for logs and manufactured wood products have been, and in the future can be expected to be, subject to cyclical fluctuations. The demand for logs and lumber is primarily affected by the level of new residential construction activity, which activity is subject to fluctuations due to changes in economic conditions, mortgage interest rates, population growth, weather conditions and other factors. Decreases in the level of residential construction activity will be reflected in reduced demand for logs and lumber resulting in lower prices for the Company’s products and lower revenues, profits, and cash flows. In addition to housing starts, demand for wood products is also significantly affected by repair and remodeling activities and industrial uses, demand for which has historically been less cyclical. Furthermore, changes in industry supply of timber have an effect on prices. Although the Company believes that sales of timber by United States government agencies will remain at relatively low levels for the foreseeable future, any reversal of policy that substantially increased such sales could significantly reduce prices for logs and lumber, which could have a material adverse effect on the Company. Furthermore, increased imports from Canada and other foreign countries could reduce the prices the Company receives for its products.

Decline in Availability of Federal Timber

Various factors, including environmental and endangered species concerns, have limited, and will likely continue to limit, the amount of timber offered for sale by certain United States government agencies, which historically have been major suppliers of timber to the United States forest products industry. The Company acquires a portion of its timber supply for its Ola, Arkansas sawmill (the “Ola Mill”) from federal sources (the Ouachita and Ozark National Forests). Any future decline in the availability of timber from federally owned lands will require that the Company, in order to supply the Ola Mill, rely more heavily on harvests from the Company’s timberlands (including harvests from timberlands acquired in the future to the extent that suitable opportunities arise) and on the acquisition of timber from other sources, such as private timber owners. The Company’s Waldo, Arkansas sawmill does not currently process any timber acquired from federal sources.

Limitations on the Company’s Ability to Harvest Timber

Revenues from the Company’s future operations will depend to a significant extent on its ability to harvest timber pursuant to its harvest plans from its 437,700 acres of timberlands (the “Timberlands”). Harvesting of the Timberlands may be affected by various natural factors, including damage by fire, insect infestation, disease, prolonged drought, severe weather conditions including ice storms and other causes. The effects of such natural disasters may be particularly damaging to young timber. To the extent possible, the Company implements measures to limit the risk of damage from such natural causes. The Company is a participant with state agencies and other timberland owners in cooperative fire fighting and fire surveillance programs. In addition, the Timberlands’ extensive system of access roads and the physical separation of various tracts provide some protection against fire damage. Nonetheless, one or more major fires on the Timberlands could adversely affect Deltic’s operating results. In addition, the Timberlands may also be affected by insect infestation, particularly by the southern pine beetle, and disease. Additionally, the Timberlands may be affected by severe weather conditions, especially ice storms, tornados, and heavy winds. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting the Timberlands will, in fact, be so limited. As is typical in the forest products industry, the Company does not maintain insurance coverage with respect to damage to the Timberlands. The Company does, however, maintain insurance for loss of logs due to fire and other occurrences following their receipt at the Company’s sawmills.

Operation of Sawmills

The Company’s sawmills are located at Ola in central Arkansas and Waldo in southern Arkansas. The operations of the sawmills are dependent on various factors and there can be no assurance that the Company will be able to continue such operations at current levels of production or that suspension of such operations may not be required in the future. One such factor is the ability of the Company to procure sufficient logs at favorable prices. The Company obtains logs for its sawmills from the Timberlands, other private sources, and federal lands. As discussed above, prices for logs are cyclical and affected primarily by demand for lumber and other products produced from logs. Another such factor is the ability of the Company to find an outlet for the large volume of residual wood products that result from the milling process. The Company currently markets such products to third parties for the production of paper and other uses. The Company sells a significant portion of its residual wood chips to Del-Tin Fiber L.L.C. (“Del-Tin”), a joint venture medium density fiberboard plant near El Dorado, Arkansas, in which the Company owns a 50-percent interest. In addition, the continued operation of the sawmills is subject generally to the risk of business interruption in the event of a fire or other natural disaster, regulatory actions, or other causes. The Company mitigates this risk through the procurement of casualty and business interruption insurance.

Del-Tin Fiber

Deltic owns 50 percent of the membership interest of Del-Tin Fiber, a joint venture to manufacture and market MDF. The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. From the time production began at Del-Tin Fiber until the fourth quarter of 2003, both operating and financial performance were below the expectations established at the time that the decision to construct the plant was made. Contributions to Del-Tin Fiber by the Company through the third quarter of 2003 amounted to $60.7 million. The operating and financial performance of the joint venture improved significantly in 2004 and 2005 when compared to prior years. These advances were the result of price improvements in the MDF market and the Company’s utilization of its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result, the impact of Del-Tin Fiber on the Company’s results of operations and cash flows was significantly reduced during the years of 2004 and 2005. Although the Company remains focused on the efficient operations of the facility, changes in MDF prices or disruptions in manufacturing operations at the plant could impact the Company’s results of operations and cash flows in future periods, as well as Deltic’s ability to exit the MDF business if desired in the future.

Competition

The forest products industry is highly competitive in terms of price and quality. Many of the Company’s competitors are fully integrated companies with substantially greater financial and operating resources than the Company. The products of the Company are subject to increasing competition from a variety of non-wood and engineered wood products. In addition, the Company is subject to a potential increase in competition from lumber products and logs imported from foreign sources. Any significant increase in competitive pressures from substitute products or other domestic or foreign suppliers could have a material adverse effect on the Company.

Federal and State Environmental Regulations

The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, the provisions and enforcement of which are expected to become more stringent in the future. The Company has made and will continue to make non-material expenditures to comply with such provisions. Based on currently available information, including the fact that the Company is not presently aware of any facts that indicate that the Company will be required to incur any material costs relating to environmental matters, the Company believes that environmental regulation will not materially adversely effect the Company, but there can be no assurances that environmental regulation will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company in the future.

Geographic Concentration of Real Estate Development

The Company’s real estate development projects are located in central Arkansas, specifically in, and west of, Little Rock, Arkansas, and in Hot Springs, Arkansas. Accordingly, the Company’s real estate operations are particularly vulnerable to any economic downturns or other adverse events that may occur in this region and to competition from nearby residential housing developments. The Company’s results of operations may be affected by the cyclicality of the homebuilding and real estate industries generally. Factors include changes in general and local economic conditions, such as employment levels, consumer confidence and income, housing demand, availability of financing and interest rates, and changes in government regulation regarding the environment, zoning, real estate taxes, and other local government fees.

Reliance on Key Personnel

The Company believes that its continued success will depend in large part on its ability to attract and retain highly skilled and qualified personnel. The Company offers management incentives in a manner that is directly linked to the Company’s performance, which the Company believes will facilitate the attraction, retention, and motivation of highly skilled and qualified personnel. In this regard, the Company has taken steps to retain its key personnel, including the provision of competitive employee benefit programs. Although the Company will seek to employ qualified individuals in the event that officers or other key employees of the Company cease to be associated with the Company, there can be no assurance that such individuals could be engaged by the Company.

Dividend Policy

The Company currently intends to pay modest quarterly cash dividends. However, the Company anticipates that future earnings will for the most part be used to support operations and finance growth of the business. The payment of any dividends will be at the discretion of the Company’s Board of Directors (the “Company Board”). The declaration of dividends and the amount thereof will depend on a number of factors, including the Company’s financial condition, capital requirements, funds from operations, future business prospects, and such other factors as the Company Board may deem relevant, and no assurance can be given as to the timing or amount of any dividend payments.

Anti-Takeover Effects of Certain Statutory, Charter, Bylaw and Contractual Provisions

Several provisions of the Company’s Certificate of Incorporation and Bylaws and of the Delaware General Corporation Law could discourage potential acquisition proposals and could deter or delay unsolicited changes in control of the Company, including provisions creating a classified Board of Directors, limiting the stockholders’ powers to remove directors, and prohibiting the taking of action by written consent in lieu of a stockholders’ meeting. The preferred stock purchase rights attached to the Company’s common stock could have similar anti-takeover effects. In addition, the Company’s Board has the authority, without further action by the stockholders, to fix the rights and preferences of and to issue preferred stock. The issuance of preferred stock could adversely affect the voting power of the owners of Company’s common stock, including the loss of voting control to others. Transactions subject to these restrictions will include, among other things, the liquidation of the Company, the merger, consolidation or other combination or affiliation of the Company with another company, discontinuance of or material change in the conduct of a material portion of its businesses independently and with its own employees, redemption or other reacquisition of Company’s common stock, and the sale, distribution, or other disposition of assets of the Company out of the ordinary course of business.

These provisions and others that could be adopted in the future could discourage unsolicited acquisition proposals or delay or prevent changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions could limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, purchased stumpage inventory, two sawmills, and land held for residential and commercial development and sale. As of December 31, 2005, the Company’s gross investment in timber and timberlands; gross property, plant, and equipment; and investment in real estate held for development and sale consisted of the following:

(Thousands of dollars)
Timberlands	$80,334
Fee timber and logging facilities	204,265
Purchased stumpage inventory	1,121
Real estate held for development and sale	38,286
Land and land improvements	4,709
Buildings and structures	9,191
Machinery and equipment	80,662

$418,568

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The age (at January 1, 2006), present corporate office, and length of service in office of each of the Company’s executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

Ray C. Dillon - Age 50; President and Chief Executive Officer and a director of the Company effective July 1, 2003. Prior to joining the Company, Mr. Dillon was employed at Gaylord Container Corporation, where from April, 2000 through December, 2002, he was Executive Vice President, and preceding his election as Executive Vice President, he was Vice President, Primary Product Operations from April 1997.

Clefton D. Vaughan - Age 64; Vice President, Treasurer, and Chief Financial Officer effective January 1, 1997. From October 1994 to December 1996, Mr. Vaughan was Vice President of Murphy Oil Corporation, a position he also held from 1989 through October 1992. From October 1992 to October 1994, Mr. Vaughan was Vice President of Murphy Exploration & Production Company.

W. Bayless Rowe - Age 53; Vice President, General Counsel, and Secretary effective May 1, 2000. From January 1, 1997 to April 2000, Mr. Rowe was General Counsel and Secretary for the Company. From 1988 to December 1996, Mr. Rowe was Secretary and General Attorney of Murphy Oil Corporation.

Kent L. Streeter - Age 45; Vice President of Operations effective November 16, 2003. Prior to joining the Company, Mr. Streeter was Operations Manager of a large paper mill located in the Southeastern United States from January 1997, which has been owned since April 2002, by Temple-Inland, Inc. and prior to that by Gaylord Container Corporation.

David V. Meghreblian - Age 47; Vice President of Real Estate effective November 16, 2003. From May 2000 to November 2003, Mr. Meghreblian was Vice President of Operations for the Company. From November 1996 to April 2000, Mr. Meghreblian was General Manager of Planning and Investor Relations for Deltic. Prior to such time, Mr. Meghreblian was General Manager of Project Development, a position he held beginning in November 1995.

Kenneth D. Mann - Age 46; Controller effective September 1, 2004. From September 1, 2002 to September 2004, Mr. Mann was Manager of Corporate Governance and Investor Relations for the Company. From July 2000 to September 2002, Mr. Mann was Assistant Controller and Manager of Investor Relations. Prior to such time, Mr. Mann was Assistant Controller, a position he held beginning January 1997.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol DEL. The following table sets forth the high, low, and ending prices, along with the quarterly dividends declared, for each of the quarters indicated:

	Sales Prices[1]
	High	Low	Close[2]	Dividend per Common Share
2005
First Quarter	$45.90	39.10	39.10	.0625
Second Quarter	$39.80	35.39	38.03	.0625
Third Quarter	$46.05	37.61	46.05	.0750
Fourth Quarter	$52.04	43.61	51.86	.0750

2004
First Quarter	$36.04	30.70	35.48	.0625
Second Quarter	$38.50	33.26	38.40	.0625
Third Quarter	$40.14	33.34	39.79	.0625
Fourth Quarter	$45.99	38.70	42.45	.0625

[1]	Daily closing price.
[2]	At period end.

Common stock dividends were declared for each quarter during 2005 and 2004. As of January 31, 2006, there were approximately 1,297 stockholders of record of Deltic’s common stock.

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. There is no stated expiration dated regarding this authorization. During the first nine months of 2005, no shares were repurchased under this program. Information pertaining to this plan for the fourth quarter of 2005 is presented in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 through October 31, 2005	—	—	—	$7,851,000
November 1 through November 30, 2005	—	—	—	$7,851,000
December 1 through December 31, 2005	—	—	—	$7,851,000

Information regarding securities authorized for issuance under equity compensation plans required by this Item is contained in Item 12 of this Form 10-K and is incorporated herein by reference.

Item 6. Selected Financial Data

The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2005:

(Thousands of dollars, except per share amounts)	2005	2004	2003	2002*	2001
Results of Operations for the Year

Net sales	$168,350	142,017	134,915	104,512	106,011
Operating income/(loss)	$26,257	23,155	23,857	10,324	15,824
Income/(loss) from continuing operations	$14,518	11,093	8,194	(13,881)	1,623
Net income/(loss)	$14,518	11,093	8,194	(13,881)	9,980
Comprehensive income/(loss)	$14,128	11,205	8,070	(13,881)	9,980
Earnings per common share
Basic
Continuing operations	$1.18	.92	.69	(1.35)	(.05)
Net income/(loss)	$1.18	.92	.69	(1.35)	.65
Assuming dilution
Continuing operations	$1.17	.91	.69	(1.35)	(.05)
Net income/(loss)	$1.17	.91	.69	(1.35)	.65
Cash dividends declared per common share	$.275	.25	.25	.25	.25
Net cash provided/(required) by
Operating activities	$43,125	42,147	44,209	32,079	41,238
Investing activities	$(29,015)	(15,723)	(39,302)	(34,905)	(25,390)
Financing activities	$(13,332)	(27,252)	(4,277)	(2,239)	(12,438)
Percentage return on
Average stockholders’ equity	7.6	6.3	5.0	(7.7)	5.5
Average borrowed and invested capital	7.4	6.2	5.3	(3.2)	5.3
Average total assets	4.6	3.6	2.6	(4.3)	3.0
Capital Expenditures for the Year

Woodlands	$7,062	6,686	12,408	5,175	44,432
Mills	10,732	4,797	3,405	3,571	5,861
Real Estate	15,379	12,519	11,198	15,378	13,514
Corporate	74	165	211	113	150

	$33,247	24,167	27,222	24,237	63,957

Financial Condition at Year-End

Working capital	$7,027	6,481	7,501	2,248	13,015
Current ratio	1.57 to 1	1.73 to 1	2.08 to 1	1.2 to 1	2.8 to 1
Total assets	$316,327	307,580	313,350	310,276	328,380
Long-term debt	$74,500	85,724	115,056	116,120	84,190
Redeemable preferred stock	$—	—	—	—	30,000
Stockholders’ equity	$198,244	184,091	169,470	162,707	180,799
Long-term debt to stockholders’ equity ratio	.376 to 1	.466 to 1	.679 to 1	.714 to 1	.466 to 1

*	Includes the write-off of the Company’s investment in Del-Tin Fiber of $18,723,000, $11,440,000 net of related deferred income taxes of $7,283,000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 437,700 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). Deltic is a calendar-year company for both financial and income tax reporting.

The Company is organized into four segments: (1) Woodlands, which manages the Company’s timberlands; (2) Mills, which consists of Deltic’s two sawmills that manufacture a variety of lumber products; (3) Real Estate, which includes the Company’s real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. (The Company currently does not allocate the cost of maintaining these support functions to its operating units.)

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

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, an approximately 5,000-acre upscale planned community. The property is being developed in stages, and real estate sales to-date have consisted primarily of residential lots, which are sold to builders or individuals, and commercial sites. In addition to Chenal Valley, Deltic has developed Chenal Downs, a 400-acre development located just outside Chenal Valley, and Red Oak Ridge, an 800-acre development in Hot Springs, Arkansas. Also, the Company disclosed in 2004 plans for The Ridges at Nowlin Creek, an upscale, 1,170-acre, low-impact residential development located just west of Chenal Valley, that will feature state-of-the-art best-management practices to protect water quality in response to its site adjacent to Lake Maumelle (see the Executive Overview section for further discussion of The Ridges at Nowlin Creek).

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

Executive Overview

With the exception of its diversification in real estate development, Deltic is primarily a wood products producer operating in a commodity-based business environment. This environment is affected by a number of factors, including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its wood products. Therefore, the Company will continually seek to wring controllable costs and expenses from its manufacturing processes. Sales of real estate are affected by general economic conditions and interest rates, specifically as such factors are manifested in the Company’s operating area of central Arkansas.

Significant accomplishments during the year of 2005 include: (1) Deltic’s Mills segment achieved record finished lumber production and sales volume levels; (2) the Company’s Real Estate operations reported its second best level of residential sales activity, as well as reporting 5.7 acres of commercial real estate sales at a record average commercial sales price per acre; (3) Deltic’s Woodlands segment realized its highest average pine sawtimber price in five years; and (4) the Company replaced its existing $125 million revolving credit agreement with a new $260 million revolving credit agreement.

The Woodlands segment continued its trend of steady contributions to earnings during the current year. The 2005 pine sawtimber harvest volume of 581,000 tons was virtually unchanged when compared to 2004’s volume of 578,000. However, the segment’s 2005 operating profit was 14 percent higher than 2004, due primarily to a $5 per ton increase in the average pine sawtimber sales price, from $40 per ton in 2004 to $45 per ton in 2005. The segment’s geographic operating area experienced a higher-than-normal level of rainfall during the latter half of 2004, which hindered logging operations within the industry, resulting in area mills depleting their existing log inventories. Consequently, the demand and corresponding price for pine sawtimber logs within the region increased during the first half of 2005. During the third quarter, area sawmills largely recovered from their over-depletion of log inventories, however, high lumber production levels continued the strong demand, and corresponding price, for pine sawtimber logs. Excluding the effects of weather conditions, if area sawmills continue their current lumber production rates within the segment’s operating region, Deltic expects average pine sawtimber prices to continue at 2005’s level into 2006.

While lumber production levels within a region can influence pine sawtimber prices, lumber prices typically do not. Over the long-term, there is a fundamental correlation between the level of lumber prices and pine sawtimber prices. However, in the short-term, the geographical size differential between the lumber and pine sawtimber markets results in the two acting somewhat independently of each other. Pine sawtimber markets operate primarily within local or regional areas with sales being mainly to sawmills. These mills are subject to a relatively fixed level of demand for raw materials that is driven by the facilities’ required production levels. Increases in pricing levels within the lumber market typically do not have a significant effect on the existing demand for raw materials in the short-term, resulting in little impact to pine sawtimber prices. This trend would typically also be true in the short-term, during times of a depressed lumber market.

Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the size or existence of markets for manufactured lumber and other wood products. The 2005 harvest level allowed the Company to manage its forests on a sustainable-yield basis. Deltic incurred no direct impact to its timberland holdings from the hurricanes that struck the Gulf Coast states in 2005. While lumber markets may be affected in 2006 by the possible flood of product from the salvage of downed timber within the Gulf Coast region, the Company does not expect the operations of its Woodlands segment to be directly affected by the aftermath of these hurricanes.

During 2004, Deltic increased the return requirements previously established for the sale of higher and better use and non-strategic timberland, and accordingly, the Company experienced further reductions in timberland sales activity during 2005. Timberland designated as higher and better use consists of tracts with market values that exceed the land’s worth as a timber growing platform. Deltic’s approximately 58,000-acre timberland holdings in the expanding westward growth corridor of Little Rock, Arkansas is an example of such land. Non-strategic timberland is composed primarily of tracts too small to allow efficient timber management, those geographically isolated from other Company fee lands, and acreage otherwise not deemed strategic to Deltic’s operations or growth.

The ancillary values of land ownership, such as revenues from hunting leases, mineral lease bonuses and royalties, or land easements, have historically provided additional income to Deltic’s Woodlands segment. Recent advances in technology and increased pricing levels have resulted in the economic viability of expanded natural gas exploration within the state of Arkansas. One current area of activity, known as the “Fayetteville Shale Play”, is an unconventional natural gas reservoir, ranging in depth from 1,300 feet to 6,500 feet, and is spread across multiple Arkansas counties. During 2005, Deltic leased approximately 15,000 net mineral acres under this play to various exploration enterprises and received applicable lease bonus payments and the possibility of future royalty income should production be established. The Company continues to evaluate and process additional leasing requests regarding its land holdings within the Fayetteville Shale Play. The ultimate benefit to Deltic from these mineral leases remains unknown to the Company and is contingent on the successful extraction and sale of natural gas from the area.

For the Mills segment, the status of the lumber market and the resulting impact on the Company’s commodity softwood lumber products will continuously impact operating strategies and financial results. U.S. housing starts for 2005 reached their second highest level on record, exceeded only by 1972. This strong housing market, as well as, the 2005 record level of repair and remodeling activity within the United States continued to be driven by historically low mortgage interest rates and an overall strong U.S. economy. As a result of these factors, Deltic was able to maintain appropriate pricing levels within its Mills segment. The segment’s 2005 average lumber sales price was the highest in six years, increasing one percent when compared to 2004. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future. Multiple factors could affect average lumber prices in 2006. While most industry analysts are projecting the strong U.S. housing market to continue into 2006, a slowdown has been predicted for the year when compared to 2005, predominately from a projected increase in mortgage interest rates. Other factors impacting future lumber prices include projected growth in offshore lumber imports and increases in lumber supply resulting from the salvage of timber downed by the recent hurricanes in the U.S. Gulf Coast region. Possible positive factors include the anticipated rebuilding efforts following the 2005 hurricanes in the U.S. South and the expected retention of a strong repair and remodeling market. In addition to these issues, the softwood lumber trade dispute between the U.S. and Canada remained unresolved throughout 2005. The Company, along with other members of the industry, awaits the resolution of this trade dispute, which alone could have a significant impact on future pricing levels within the U.S. lumber market.

Since commodity-based markets rarely benefit from real price growth, after inflation, Deltic has concentrated management’s attention, in regard to its manufacturing operations, on improving sales realizations through product and customer mix enhancements and improving production efficiencies and the cost structure at its lumber mills. These production efficiency improvements are largely dependent upon increases in hourly production rates and mill uptime percentage. Deltic’s Mills segment reported record volumes of finished lumber production and sales for the year of 2005. Furthermore, the segment’s 2005 average sawmill production per hour and planer mill production per hour both improved seven percent when compared to 2004. Despite these achievements, the Mills segment’s 2005 operating income declined five percent when compared to 2004, due primarily to increased raw material log cost.

Sales activity levels for the Company’s real estate developments are affected by economic conditions that influence the level of housing starts in the central Arkansas region, including general economic conditions and interest rates. Continued low mortgage interest rates in 2005 aided overall demand for residential lots in Chenal Valley, the largest of the Company’s three active developments, as evidenced by Chenal Valley’s 230 residential lot closings in 2005. However, during the second half of the year, new residential construction in the west Little Rock speculative home market began to show signs of the impact of higher interest rates, energy cost, and building material cost. As a result, the Company’s 2005 third and fourth quarter neighborhood offerings in Chenal Valley, experienced a decline in commitments from area builders. The Company believes the recent rise in building costs and mortgage interest rates may have an effect on its Real Estate segment in 2006 by pushing annual residential lot sales closer to pre-2004 levels. Lot development for 2006 will be market driven and may range from 75 to 230 lots. Ultimately, the impact to Deltic’s overall real estate business model from moderate fluctuations in the annual volumes of residential lot sales is deemed minimal in light of the Company’s continued focus on the long-term financial returns from the ultimate build-out of the Chenal Valley development. In Deltic’s other two active developments, Red Oak Ridge and Chenal Downs, a total of 19 lots were sold, leaving 87 developed lots in Red Oak Ridge and 18 in Chenal Downs uncommitted as of year-end 2005. While Chenal Downs is fully developed, Deltic plans to develop additional lots within Red Oak Ridge subsequent to 2006. Actual future annual lot development levels will be dependent upon the demand for the Company’s residential lots.

The Real Estate segment’s average sales price for residential lots sold in 2005 of $78,600 increased eight percent when compared to 2004. Average price for a reporting period is largely dependent on the mix of lots sold in that period. Deltic’s lot development plans provide for a mix of lot offerings that represent all real estate market segments for a planned community. Neighborhoods adjoining Chenal Country Club’s second 18-hole, championship golf course designed by Robert Trent Jones, Jr. represent the highest priced market segment in the Chenal Valley development. Average prices for non-golf course lots are lower and vary between neighborhoods depending on other factors such as lot size and location. The mix of lot offerings for any given year will be driven by lot inventory and expected demand.

During 2004, the Company disclosed its plans for a 1,170-acre, 187 lot, upscale residential development, The Ridges at Nowlin Creek, on a portion of its large land holdings located within the Highway 10 growth corridor west of Chenal Valley. A portion of the development is located within the watershed of Lake Maumelle, a principal source of drinking water for Little Rock. Due to this environmentally sensitive locale, the Company’s plans included the most modern, and proven, best management practices to create a low-impact development in order to protect water quality in the lake. Even though the local water utility has commissioned the preparation of a new watershed management plan, which supposedly will reflect current scientific principles that would likely be compatible with the Company’s low-impact development plans, on September 19, 2005, the utility filed its petition in the Circuit Court of Pulaski County, Arkansas, to condemn that portion of the development within the lake’s watershed, and deposited $3.8 million as its estimate of just compensation for the land taken. The condemned property includes all of 99 lots, parts of an additional 20 lots, and proposed access to seven lots. Upon application by Deltic, on October 11, 2005, the funds were transferred into the Company’s bank account. Under Arkansas law, Deltic has the right, and has initiated proceedings, to have a jury determine the true amount of just compensation for the taking of the lands, as well as other damages. The trial of this matter is scheduled to begin in 2006. Under Arkansas statutes, as interpreted by its courts, condemnation proceedings of this nature by a municipal utility do not vest fee simple title to the land until the utility pays the final judgement of just compensation determined in the case. Should the utility decide not to pay the final judgement, possession and full title is returned to Deltic and the utility is liable for damages during the period Deltic is dispossessed of its property, in addition to legal costs incurred by the landowner. The commencement of this action has caused activities at the Ridges at Nowlin Creek development to be postponed pending the outcome of the action. Should the utility determine to pay the final judgement, the Company will need to further assess the viability of proceeding with development of lots in the development’s remaining acreage. (For further discussion, refer to Note 16 to the consolidated financial statements.)

Commercial real estate sales activity is by nature less predictable than residential activity. With the number of residents in Chenal Valley and other west Little Rock areas growing steadily, and momentum created from previous sales of commercial acreage in the development, interest in the Company’s remaining commercial acreage is increasing. The volume of commercial sales totaled 5.7 acres in 2005 versus 4.2 acres in 2004. However, the average sales price per acre rose significantly from $226,200 in 2004, to $945,800 for 2005. Future pricing trends for commercial real estate sales are difficult to predict and are influenced by multiple factors, which include intended use of the site, motivation of the purchaser, and property location and access. No commercial acreage is included in the Chenal Downs or The Ridges at Nowlin Creek developments. Red Oak Ridge is planned to include approximately 80 acres of commercial property. The Company will begin to develop and offer commercial sites as this development’s population density increases.

On April 6, 2004, RED Development LLC announced plans for “The Promenade at Chenal”, a 48-acre, open-air, lifestyle shopping center. Deltic’s sales contract with RED Development regarding this site as amended was scheduled to close before the end of 2005. However, as is the inherent unpredictable nature of commercial real estate sales, the contract has been extended and is now scheduled to close in 2006. Some extensions of similar contracts in the past have been followed by the termination of the commercial sale. The Company continues to assist Red Development in its study of the site.

Operating results for Del-Tin Fiber are affected primarily by the overall MDF market and plant operating performance. China’s MDF industry and product exports continue to grow rapidly as that country ended 2005 as the largest producer of MDF in the world. The U.S. MDF market was impacted by high product imports and high U.S. MDF production until 2004 when consumer demand outpaced production and provided relief from depressed pricing levels. Overall, this trend continued into 2005 as annual average MDF prices within the industry were comparable to 2004. However, in addition to increases in imports during 2005, the U.S. MDF market experienced further displacement of product demand as segments of the U.S. furniture manufacturing industry, a primary purchaser of MDF, continued their relocations to the Far East. These factors combined with continued robust North American MDF production in 2005, resulted in the industry experiencing a slight reduction in pricing levels during the second half of the year. Multiple factors could affect MDF prices in 2006. In addition to the factors that impacted 2005, continued higher interest cost could further reduce consumption from housing starts and remodeling construction.

Operationally, Del-Tin Fiber continued to make advances during 2005. The plant’s management remained focused on raising the plant’s uptime percentage to be at or above the industry average and improving the plant’s cost structure. However, these operating advancements were overshadowed by a temporary production curtailment caused by a fire sustained at the plant during the first quarter of 2005 and increased petroleum-based resin raw material costs. The impact of the unscheduled downtime caused by the fire caused a reduction in the planned 2005 total production volume. The plant returned to profitability during the second quarter of 2005, and finished the year at a financial break-even. Future efforts are being concentrated on further improving productivity levels and plant efficiencies and making additional reductions in the plant’s manufacturing cost per thousand square feet (“MSF”).

Significant Events

On September 9, 2005, the Company completed negotiation with SunTrust Bank and other banks for an unsecured and committed revolving credit facility totaling $260 million. The facility also contains a $50 million letter of credit feature. The agreement, which will expire on September 9, 2010, replaced the existing facility that was scheduled to expire July 15, 2007. The funds available through this agreement will enable Deltic to take full advantage of value-adding growth opportunities as they present themselves.

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

Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company recognized equity in Del-Tin Fiber equal to the extent of these advances during 2003. For the year of 2003, such advances approximated the Company’s equity share of losses for the plant; accordingly, the investment in Del-Tin Fiber at December 31, 2003, was zero. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. The estimated fair value from this evaluation indicated that no impairment existed as of December 31, 2003. In 2004, the Company began recording its equity share of the operating results of the joint venture.

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the three years ended December 31, 2005. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2005	2004	2003
Net sales
Woodlands	$35.1	31.0	38.2
Mills	121.2	98.0	79.1
Real Estate	33.0	31.1	33.8
Eliminations	(20.9)	(18.1)	(16.2)

Net sales	$168.4	142.0	134.9

Operating income/(loss) and net income/(loss)
Woodlands	$22.4	19.6	24.8
Mills	6.3	6.6	(5.6)
Real Estate	10.7	8.0	13.1
Corporate	(12.7)	(11.6)	(8.4)
Eliminations	(.4)	.5	—

Operating income	26.3	23.1	23.9
Equity in Del-Tin Fiber	—	.4	(4.7)
Interest income	.2	.4	.5
Interest and other debt expense	(5.8)	(6.0)	(6.9)
Other income/(expense)	—	.1	.2
Income taxes	(6.2)	(6.9)	(4.8)

Net income/(loss)	$14.5	11.1	8.2

Earnings per common share	$1.18	.92	.69

Consolidated

The $3.4 million increase in net income during 2005 was the result of improved operating results for the Company’s Woodlands and Real Estate segments combined with a non-cash income tax benefit of $1.7 million created by the impact of the reversal of an estimated valuation allowance previously applied to portions of Deltic’s deferred tax assets. These items were partially offset by an increase in general and administrative expenses. Deltic realized $168.4 million in total net sales in 2005, a record level for the Company. The $2.9 million increase in net income during 2004 was the result of improved operating results for the Company’s Mills segment combined with improved financial results from Del-Tin Fiber, partially offset by the absence of significant sales of both commercial real estate property and timberland, which were present in 2003. General and administrative expenses also increased in 2004 when compared to 2003.

Operating income for 2005 increased 13 percent when compared to 2004. The Woodlands segment increased $2.8 million due primarily to an increase in the average per-ton pine sawtimber price. Mills segment operating results decreased $.3 million despite increases in both average lumber sales price and lumber sales volume, due primarily to increased raw material costs. Real Estate operating income increased $2.7 million resulting from 2005 benefiting from the sales of higher margin residential lots and commercial acreage, partially offset by a decrease in sales of undeveloped real estate acreage.

Operating income for 2004 remained relatively flat, decreasing $.8 million compared to 2003. The Woodlands segment decreased $5.2 million due primarily to a decrease in sales of both timberland for higher and better use and non-strategic timberland combined with the planned slight reduction in the pine sawtimber harvest level. Mills segment operating results improved $12.2 million as a result of a $55 per thousand board feet (“MBF”) rise in average lumber sales price and a four percent increase in lumber sales volume. Real Estate operating income decreased $5.1 million resulting from 2003 benefiting from increased sales of commercial acreage, partially offset by a record level of residential lot closings and a large sale of undeveloped real estate acreage during 2004.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	2005	2004	2003
Net sales (millions of dollars)
Pine sawtimber	$26.0	23.3	24.8
Pine pulpwood	2.7	1.6	1.9
Hardwood sawtimber	.9	.8	1.3
Hardwood pulpwood	.6	.4	.6

Sales volume (thousands of tons)
Pine sawtimber	581	578	614
Pine pulpwood	298	235	306
Hardwood sawtimber	17	15	25
Hardwood pulpwood	91	71	114

Sales price (per ton)
Pine sawtimber	$45	40	40
Pine pulpwood	9	7	6
Hardwood sawtimber	51	58	51
Hardwood pulpwood	7	6	6

Timberland
Net sales (millions of dollars)	$.3	1.4	8.1
Sales volume (acres)	45	1,150	4,130
Sales price (per acre)	$5,300	1,200	2,000

Total net sales in 2005 increased $4.1 million when compared to 2004. Sales of pine sawtimber increased $2.7 million, or twelve percent, from 2004, attributable to the increase in the average per-ton pine sawtimber price. Sales of pine pulpwood increased $1.1 million due to an increase in harvest level and a higher per-ton average sales price. During 2005, sales of timberland decreased by $1.2 million from 2004, due to a general reduction in the number of acres sold. Other items attributing to the increase in total net sales was a $.6 million increase in freight revenue and a $.4 million increase in lease revenue.

Total net sales in 2004 decreased $7.2 million when compared to 2003. Sales of pine sawtimber decreased $1.5 million, or 6 percent, from 2003, attributable entirely to the decrease in sales volume which was in accordance with the Company’s planned slight reduction in harvest. Sales of hardwood sawtimber decreased $.5 million due to a reduction in harvest level, partially offset by a higher average sales price. During 2004, sales of timberland decreased by $6.7 million from 2003, due to a general reduction in the number of acres sold and to 2003 benefiting from the sale of a choice, 275-acre, higher and better use tract from Deltic’s approximately 58,000-acre timberland holdings in the Highway 10 growth corridor just west of the Chenal Valley real estate development.

The Woodlands segment’s operating income for 2005 was $2.8 million more than 2004 due to the increase in net sales and a reduction in the cost of timberland sales, partially offset by increases in cull timber removal expense, freight expense, and cost of fee timber harvested. Operating income for 2004 was $5.2 million less than 2003 due to the reduction in net sales, partially offset by the corresponding reductions in the cost of timberland sales and the cost of fee timber harvested.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	2005	2004	2003
Net sales (millions of dollars)
Lumber	$101.8	83.8	68.2
Residual products	14.8	11.0	9.7

Lumber
Finished production (MMBF)	265	224	215
Sales volume (MMBF)	276	229	220
Sales price (per MBF)	$369	365	310

Total net sales increased 24 percent in both 2005 and 2004 when compared to the prior year. Lumber sales increased in both years due to a higher sales volume and a higher average sales price. Revenue from sales of residual by-products increased due mainly to increased lumber production volumes in 2005 and 2004. Freight revenue increased during both years due to increased lumber sales volume.

The reduction in the Mills segment’s operating income for 2005, despite the increase in net sales, was due primarily to increased raw material log costs. The improvement in operating income between 2004 and 2003 was the result of the increase in net sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	2005	2004	2003
Net sales (millions of dollars)
Residential lots	$19.6	21.1	15.2
Commercial sites	5.4	1.0	12.6
Undeveloped acreage	.4	2.6	—

	2005	2004	2003
Sales volume
Residential lots	249	290	196
Commercial acres	6	4	72
Undeveloped acres	7	94	—

Average sales price (thousands of dollars)
Residential lots	$79	73	78
Commercial acres	946	226	175
Undeveloped acres	64	28	—

Total net sales increased $1.9 million in 2005, or six percent, due to increased commercial real estate sales, partially offset by decreased revenues from the sale of residential lots and undeveloped acreage. While the number of residential lots sold decreased, the average price per lot increased due to sales mix. The 2005 sales volume of commercial acreage was a slight increase over 2004; however, the 2005 average price per acre increased significantly due to the locations of the commercial sites sold. Chenal Country Club, Inc. produced net sales of $6.4 million for 2005, an increase of $.5 million.

Total net sales decreased $2.7 million in 2004, or 8 percent. The number of residential lots sold increased by 94 lots; however, due to the sales mix of the lots sold, the segment incurred a 6 percent decrease in average sales price per lot. There were limited commercial real estate sales of only 4 acres during 2004, resulting in a decrease of $11.6 million in net commercial sales revenue. However, the sale of 94 acres of undeveloped real estate property was completed, which resulted in net sales of $2.6 million, compared to no undeveloped real estate sales in 2003. Chenal Country Club, Inc. produced net sales of $5.9 million for 2004, an increase of $.7 million.

The changes in the Real Estate segment’s operating income were due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $1.1 million in 2005 was due primarily to, increased incentive plan expenses due to improved financial results, and increased charitable contributions, partially offset by higher 2004 retirement plan expenses not present in 2005 related to separated employees.

The increase in operating expense for Corporate functions of $3.2 million in 2004 was due primarily to higher retirement plan expenses related to separated employees, increased incentive plan expenses due to improved financial results, and increased professional fees relating to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands segment to the Mills segment were $20.7 million in 2005, $18.0 million in 2004, and $15.8 million in 2003. The $2.7 million increase during 2005 was due primarily to a higher average transfer price. There were no intersegment timberland sales commissions in 2005 or 2004, compared to $.3 million in 2003.

Equity in Del-Tin Fiber

For the year ended December 31, 2005, equity in Del-Tin Fiber recorded by the Company was zero compared to 2004’s equity income of $.4 million.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	2005	2004	2003
Net sales (millions of dollars)	$56.3	65.4	48.7
Finished production (MMSF)	140.9	148.3	132.7
Board sales (MMSF)	139.8	150.4	131.2
Sales price (per MSF)	$403	398	339

Average sales price for 2005 increased $5 per MSF when compared to 2004 due to favorable market conditions in addition to a continued change in product mix to include a greater percentage of thin board and an increase in premium grade production. During the first quarter of 2005, the facility’s operations were hindered by a temporary production curtailment caused by a fire sustained at the plant. The effect of the first quarter curtailment was decreases in both finished production and sales volumes for the plant. Manufacturing cost per MSF sold for 2005 was up two percent due primarily to decreased production volume and increased petroleum-based resin raw material costs.

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

Interest Income/Expense

When compared to the prior year, interest expense for 2005 and 2004 decreased $.2 million and $.9 million respectively due primarily to reduction of long-term debt.

Income Taxes

The effective income tax rate was 30 percent, 38 percent, and 37 percent in 2005, 2004, and 2003, respectively. The decrease in the effective income tax rate for 2005 was due primarily to the impact of an income tax benefit created by a reversal of the estimated valuation allowance related to accumulated state net operating loss carryforwards. Based on current projections of increased future taxable income, it is now more likely than not that the future benefits of these state net operating losses will be utilized in their entirety. Before recording the reduction in the valuation allowance, the Company’s effective income tax rate for 2005 was 38 percent. The effective rate increase in 2004 was due primarily to higher effective rates for state income taxes, partially offset by changes in the valuation allowance.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $43.1 million for the year ended December 31, 2005, which compares to $42.1 million for 2004 and $44.2 million for 2003. Changes in operating working capital, other than cash and cash equivalents, provided cash of $1.2 million in 2005, $.9 million in 2004, and $.7 million in 2003. Net cash provided by other operating activities included changes in long-term deferred mineral lease bonus revenue of $1.3 million in 2005, and zero in 2004 and 2003. Also included in net cash provided by other operating activities in 2005 was $3.8 million received in connection with the condemnation of portions of the Company’s planned real estate development, “The Ridges at Nowlin Creek”. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between income and cash provided by operating activities for each reported year.

Capital expenditures required cash of $33.2 million in 2005, $24.2 million in 2004, and $27.2 million in 2003. Total capital expenditures, by segment, for the years ended December 31, 2005, 2004, 2003, are presented in the following table.

(Millions of dollars)	2005	2004	2003
Woodlands	$7.0	6.7	12.4
Mills	10.7	4.8	3.4
Real Estate	15.4	12.5	11.2
Corporate	.1	.2	.2

Total capital expenditures requiring cash	$33.2	24.2	27.2

Woodlands capital expenditures included timberland acquisitions of approximately 1,800 acres at a cost of $5.4 million in 2005, approximately 4,200 acres at a cost of $5.1 million in 2004, and approximately 7,300 acres at a cost of $10.9 million in 2003. Reforestation site preparation and planting required expenditures of $ 1.3 million in 2005, $1.4 million in 2004, and $1.3 million in 2003, and were the result of expansion of the Company’s planting program due to recent acquisitions of timberland and to final harvests of mature stands, necessitating regeneration.

During 2005, significant capital expenditures for the Mills segment included $6 million to add an additional boiler and upgrade the lumber drying kilns at the Waldo Mill to improve sales realizations, while reducing costs, and to increase the mill’s lumber drying capacity. At the Ola Mill a primary breakdown redesign and rebuild of the sawmill processing equipment was performed at a cost of $1.3 million which focused primarily on improving the handling system used to feed logs into the sawmill and overall flow of green lumber through the sawmill. Also at the Ola Mill, $.5 million was expended to complete the installation of an automated lumber grading system. During 2004, $1 million was expended at the Waldo Mill for an automated lumber grading system and $.7 million for the initial phase of the boiler and drying kilns project. At the Ola Mill, $.6 million was expended toward the installation of the automated lumber grading system there. During 2003, $1.3 million was expended to install a second log debarker at the Waldo Mill in order to increase production capacity. At the Ola Mill, $.6 million was expended to install a J-hook sorter system.

Capital expenditures for Real Estate operations related to the cost of residential lot development totaled $9.5 million in 2005, $7.6 million in 2004, and $5.4 million in 2003. Land acquisitions required $.7 million in 2004, with no such expenditures in 2005 or 2003. Infrastructure construction required $.3 million in 2005, $.1 million in 2004, with no such expenditures in 2003. Expenditures related to golf operations at the two courses at Chenal Country Club totaled $.3 million in 2005 for course maintenance equipment and golf carts, compared to $.5 million in 2004 and $.3 million in 2003. In addition, $1.7 million was expended in 2005 for the construction of a limited number of speculative homes within the Company’s Red Oak Ridge development located in Hot Springs, Arkansas, with no such expenditures in 2004 or 2003. Other expenditures were primarily for various amenity and infrastructure improvements.

Deltic had commitments of $15 million for capital projects in progress at December 31, 2005. This total commitment includes $.3 million for reforestation site preparation and road construction and $1.5 million for completion of various projects at both the Ola Mill and Waldo Mill. Also, $13.1 million are committed relating to residential lot and commercial site development and amenity improvements at the Company’s real estate developments, including $7.4 million for completion of a renovation project at Chenal County Club.

The net change in purchased stumpage inventory provided cash of $3.8 million in 2005 and $2.6 million in 2004, but required cash of $.4 million in 2003. Advances to Del-Tin Fiber by the Company amounted to $4.8 million, $1.6 million, $9 million, in 2005, 2004, and 2003, respectively. The Company received cash distributions from Del-Tin Fiber of $3.8 million in 2005 and $1.4 million in 2004, with no such distributions in 2003. At the end of 2002, $.4 million of proceeds from sales of appreciated timberland parcels were deposited and held by a trustee to be used to acquire timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges. These funds were received from the trustee in the first quarter of 2003 and utilized to finance a portion of timberlands that were acquired during the period.

The $4.6 million received for timberland sold during 2003 was held by the trustee at December 31, 2003, while the Company identified potential timberlands to acquire in order to qualify these sales as a tax-deferred exchange. In 2004, these proceeds were received from the trustee and utilized to acquire timberlands as required. No timberland sales involving tax-deferred exchanges occurred in 2005. Initiation fees received from members joining Chenal Country Club, which are accounted for as a reduction in the cost basis of the club rather than net sales, amounted to $1.1 million in 2005, $1.2 million in 2004, and $1.3 million in 2003.

During 2005, Deltic borrowed $43.5 million and repaid $54.7 million under its revolving credit facility. During 2004, Deltic borrowed $29.7 million and repaid $59 million under its revolving credit facility, in addition to making repayments of owner-financed debt of $.1 million. In 2003, borrowings under available credit facilities provided $37 million, with repayments amounting to $38.1 million.

The Company purchased no treasury stock in 2005. Purchases of treasury shares in 2004 were conducted through non-cash transactions. Purchases of treasury stock required cash of $.4 million in 2003. The decrease in bank overdraft was $.9 million in 2003, bringing the overdraft to zero at December 31, 2003. Cash required to pay common stock dividends totaled $3.4 million in 2005 and $3 million in both 2004 and 2002. Proceeds from stock option exercises amounted to $1.9 million, $5.2 million, and $1.6 million in 2005, 2004, and 2003, respectively. Costs of $.7 million related Deltic’s recent revolving credit facility were paid in 2005. Costs of $.5 million related to extension of Deltic’s existing revolving credit facility were paid in 2003.

Financial Condition

Working capital at year-end totaled $7 million in 2005 and $6.5 million in 2004. Deltic’s working capital ratio at December 31, 2005, was 1.57 to 1, compared to 1.73 to 1 at the end of 2004. Cash and cash equivalents at the end of 2005 were $1.6 million compared to $.9 million at the end of 2004. During 2005, total indebtedness of the Company decreased $11.2 million to $74.5 million at year-end. Deltic’s long-term debt to stockholders’ equity ratio was .376 to 1 at December 31, 2005 compared to .466 to 1 at the end of 2004.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, in addition to expanding lumber production as market conditions allow and developing residential and/or commercial properties at Chenal Valley, Red Oak Ridge and the currently suspended Ridges at Nowlin Creek.

To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured, committed revolving credit facility totaling $260 million, inclusive of a $50 million letter of credit feature. The agreement will expire on September 9, 2010. As of December 31, 2005, $253.4 million was available in excess of all borrowings outstanding under or supported by the facility. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 6 to the consolidated financial statements.)

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. As of December 31, 2005, the Company had expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share; no shares were purchased under this program during 2005. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which will be repayable over five years in equal quarterly installments, that began December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($26.1 million at December 31, 2005) of Del-Tin’s obligations under its credit agreement.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. In accordance with FIN 45, Deltic initially estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At December 31, 2005, Deltic’s remaining liability regarding the guarantee was $2.6 million.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. In 2004 and 2003, the Company incurred additional net periodic expense related to its defined benefit retirement plans resulting from enhanced retirement benefits granted to certain employees upon retirement. Deltic does not view these enhanced retirement benefits as a trend carried forward to years subsequent to 2004. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way, or which would cause the 2005 reported plan information not to be necessarily indicative of future operating performance or future financial condition. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 12 to the consolidated financial statements.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2006	2007 to 2008	2009 to 2010	After 2010

Contractual cash payment obligations
Real estate development infrastructure	$2.3	.3	2.0	—	—
Long-term debt	74.5	—	43.3	17.9	13.3
Interest on debt[1]	17.9	4.7	9.3	2.9	1.0
Retirement plans	4.5	.8	1.7	1.9	.1
Other postretirementbenefits	7.3	.4	.8	1.1	5.0
Other long-term liabilities	6.9	.4	4.5	.5	1.5

	$113.4	6.6	61.6	24.3	20.9

(Millions of dollars)	Total	During 2006	2007 to 2008	2009 to 2010	After 2010

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$26.1	3.0	20.9	2.2	—
Timber cutting agreements	.9	.5	.4	—	—
Operating leases	.1	—	.1	—	—
Letters of credit	2.7	2.4	.1	.2	—

	$29.8	5.9	21.5	2.4	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Other Matters

Impact of Inflation

General inflation has not had a significant effect on the Company’s operating results during the three years ended December 31, 2005. The Company’s timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy and long-term interest rates, specifically as such may manifest themselves in the central Arkansas region.

Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does, on occasion, consider the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended December 31, 2005. Deltic held various financial instruments at December 31, 2005 and 2004, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from contractual debt guarantees and letters of credit issued for the benefit of Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to the previous tabular summary of the Company’s other commercial commitment expirations and to Note 10 to the consolidated financial statements.)

Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments’ fair value, but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company’s long-term debt, including current maturities; contractual guarantees of debt; and letters of credit at December 31, 2005, were $78.1 million, $2.6 million, and $2.7 million, respectively.

A one percentage-point increase in prevailing interest rates would result in decreases in the estimated fair value of long-term debt of $3.6 million and contractual guarantees of debt of $.2 million, while the fair value of the Company’s letters of credit would be unchanged. Fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities. The estimated pretax earnings and cash flows impact for 2005 resulting from a one percentage-point increase in interest rates would be approximately $.1 million, holding other variables constant.

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

Critical Accounting Policies and Estimates

The Company has identified seven of its current accounting policies as being, in management’s view, critical to the portrayal of the Company’s financial condition and results of operations. Additionally, six of these policies require significant assumptions and/or estimates on the part of management as it pertains to certain factors inherent in the policies. The Company’s senior management has discussed the development and selection of its critical accounting policies and estimates with the Company’s Audit Committee. With the exception of the reduction of the Company’s deferred tax asset valuation allowance in 2005 (Refer to Note 8 to the consolidated financial statements), Deltic has not made any material changes to its critical accounting estimates in the last three years. These policies, along with explanations of the key assumptions and/or estimates considered by management, are described below. (For a listing of all significant accounting policies of the Company, refer to Note 1 to the consolidated financial statements.)

1)	Investment in Real Estate Held for Development and Sale — Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities. Indirect and amenity costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company’s four development areas — Chenal Valley, Chenal Downs, Red Oak Ridge, and the currently suspended The Ridges at Nowlin Creek — are allocated to neighborhoods over the entire respective development area based on relative retail values.

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

The key components of the Timber and Timberlands policy are: (1) management’s decision to maintain separate timber cost pools for each legal entity within the Deltic consolidated group and (2) the required estimation of timber inventory volume, by species, for each of these companies in order to calculate the cost of fee timber harvested per ton. Management has elected to maintain a separate cost pool for the timber owned by each company, thus resulting in a different cost per ton for fee timber harvested for each. The mix of harvest by company for any period can significantly affect the amount of cost of fee timber harvested expense reported. Per-ton costs for 2005 ranged from $3.21 to $41.28 per ton for pine sawtimber. Had the Company opted to use a composite depletion rate, cost of pine sawtimber harvested would have been $.8 million more in 2005, $.7 million more in 2004, and $2.3 million more in 2003 ($.5 million, $.5 million, and $1.5 million, respectively, net of applicable income taxes) than as reported due to the mix of harvest by company during the year. In determining these rates, management must estimate the volume of timber existing on its timberlands. To estimate these fee timber inventories, the Company relies on its experienced forestry personnel and their use of statistical information and data obtained by actual physical measurements and other information gathering techniques. The cost of fee timber harvested recognized is impacted by the accuracy of this volume estimation. (For additional information about the Company’s timber and timberlands, refer to Note 4 to the consolidated financial statements.)

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

Management also evaluates any asset or group of assets for which potential impairment might exist and has determined that there are none requiring an impairment write-down. This process requires management’s estimate of future cash flows generated by each asset or group of assets.

For any instance where this evaluation process might indicate an impairment exists, the appropriate asset’s carrying values would be written down to fair value and the amount of the write-down would be charged against the results of continuing operations. (For additional information about the Company’s property, plant, and equipment, refer to Note 5 to the consolidated financial statements.)

5)	Stock-Based Compensation — At December 31, 2005, Deltic had two stock-based compensation plans for which the Company applies the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, the Company has awarded restricted stock awards to selected employees and nonemployee directors. The vesting of these awards are subject to either time restrictions, applying fixed plan accounting standards, or performance restrictions, applying variable plan accounting standards. (For additional information, see Note 13 – Incentive Plans.)

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, for the years ended December 31 consisted of the following:

(Thousands of dollars, except per share amounts)	2005	2004	2003
Net income/(loss), as reported	$14,518	11,093	8,194
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	766	468	220
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(955)	(811)	(769)

Pro forma net income/(loss)	$14,329	10,750	7,645

Basic earnings per share
As reported	$1.18	.92	.69
Pro forma	1.17	.89	.64

Dilutive earnings per share
As reported	$1.17	.91	.69
Pro forma	1.16	.88	.64

For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2005, 2004, and 2003, respectively: dividend yields of .81 percent, .9 percent, and 1.01 percent; expected volatility of 31.54 percent, 30 percent, and 32.79 percent; risk-free interest rates of 3.83 percent, 4.1percent, and 4.86 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2005, 2004, and 2003 was $15.35, $9.50, and $7.96, respectively.

The key management decision factors for Stock-Based Compensation are: (1) the decision, to account for stock-based compensation using the intrinsic value recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, or the fair value recognition and measurement principles of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stocked-Based Compensation – Transition and Disclosure, (2) the determination of the exercise price for options granted. As of December 31, 2005, a company’s management could elect to adopt SFAS 123 or continue to use APB 25 for recognizing stock option expense in its financial statements. If continued use of APB 25 was elected, the income statement generally reflected a lesser amount for stock-based compensation expense, and the potential impact of adopting SFAS 123 and SFAS 148 would only be disclosed on a pro forma basis in the financial statement footnotes. Under the Company’s stock incentive plan, option exercise price for options granted was equal to the fair market per share stock price on the date of the grant, which resulted in no stock-based compensation expense for future options granted under the Company’s stock incentive plan. However, options granted in February 2002 were subject to shareholder approval at the Company’s annual stockholders’ meeting on April 25, 2002, the accounting measurement date for these options. As a result, these options had an intrinsic value of $3.46 per share due to an increase in the market price of the Company’s common stock between February and April, and the resulting stock-based compensation expense is being recognized over the vesting periods of these options. In 2006, the Company will adopt the provisions of SFAS 123 (Revised), Share-Based Payment. This standard requires the Company to expense the fair market value of all stock-based compensation, eliminating the first key management decision factor discussed above, and (3) Performance restricted stock is subject to specified requirements based on the performance of the Company’s stock price, compared to a defined stock index, over the performance period. The ultimate number of shares, subject to performance requirements, awarded will vary depending on how well the Company’s stock performs in relation to this index and could range from zero to 200 percent of the original granted shares. Accordingly, management must evaluate the likelihood of differences between the number of performance based shares originally granted and the number of shares ultimately awarded. (For additional information about the Company’s stock-based compensation, refer to Notes 1 and 13 to the consolidated financial statements.)

6)	Revenue Recognition — The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue from the sale of lumber and wood by-products is recorded at the time of shipment due to terms of such sale being designated free on board (“f.o.b.”) shipping point. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested; such intersegment sales, which are made at prices which generally approximate market, are eliminated in the consolidated financial statements. Revenue from timberland and real estate sales is recorded under the criteria of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 66, Accounting for Sales of Real Estate. Such revenue is recorded at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

7)	Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are assumed will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The key management decisions related to Income Taxes are: (1) the determination of current taxability of transactions, (2) the election to capitalize or expense costs incurred, (3) the decision regarding the appropriate depreciation method for income tax purposes (these three factors ultimately affect the Company’s cash flows for income taxes paid and determine the differences between the financial statements carrying amounts and tax bases of existing assets and liabilities), and (4) management’s estimation of the appropriateness of valuation allowances to reduce any deferred tax assets that exist. Deltic’s management periodically evaluates the Company’s ability to realize future benefit of deferred tax assets by reviewing the expected turnaround of deferred tax liabilities and the amount of future taxable income and by evaluating tax planning strategies that could possibly be implemented to realize deferred tax assets.

Related-Party Transactions

The Company has committed to provide to Del-Tin Fiber a portion of the plant’s fiber and wood supply at market prices. This arrangement benefits Del-Tin Fiber by ensuring a portion of its raw material needs while providing the Company with a purchaser of residual by-products produced by its lumber mills, if needed. The market price that Deltic receives for these transactions is determined by the average price paid during the immediate preceding year by Del-Tin Fiber to other suppliers of the products purchased from the Company. During 2005, 2004, and 2003, Deltic sold Del-Tin Fiber approximately $3.9 million, $3.9 million, and $4.1 million, respectively, of these residual by-products.

Impact of Recent Accounting Pronouncements

(For information regarding the impact of recent accounting pronouncements, refer to the related section in Note 1 to the consolidated financial statements.)

Environmental Matters

Deltic is committed to protecting the environment and has certain standards with which it must comply based on federal, state, and local laws for the protection of the environment. Costs of compliance through 2005 have not been material, and the Company’s management currently has no reason to believe that such costs will become material for the foreseeable future.

Contingencies

The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding other than that disclosed regarding the condemnation of portions of the Company’s planned real estate development, “The Ridges at Nowlin Creek”.

Outlook

Pine sawtimber harvested from Deltic’s fee lands in 2006 is projected to remain comparable to 2005’s level at 570,000 to 585,000 tons. Finished lumber production and resulting sales volumes are projected at 300 to 315 million feet for 2006; however, these volumes are dependent upon market conditions. With continued growth in west Little Rock, Arkansas, and the existing demand for residential lots in the Company’s Chenal Valley development, Deltic anticipates that closings for residential lots will be 140 to 175 lots for the year of 2006, barring declines in economic growth or residential construction activity. The Company anticipates increased commercial acreage sales activity in 2006 compared to 2005. The Company will continue to recognize equity in the financial results of Del-Tin Fiber.

The Company’s capital expenditures budget for the year of 2006 was prepared in the fall of 2005 and provides for expenditures totaling $44 million. The Woodlands capital budget of $7.9 million includes $5 million for timberland acquisitions, which will be dependent on the availability of acreage at prices that meet the Company’s criteria for timber stocking, growth potential, site index, and location, and $2.2 million for reforestation site preparation and planting. During 2006, various sawmill projects are expected to require

$9.9 million. The capital budget for Real Estate operations of $25.9 million includes expenditures for residential real estate lot development totaling $10 million, depending on continuation of strong demand for residential lots and other marketing conditions. In addition, $3.5 million is budgeted in 2006 for the construction of additional speculative homes within the Company’s Red Oak Ridge development located in Hot Springs, Arkansas. Also, $5.4 million is budgeted in 2006 for a renovation project at Chenal Country Club. The remainder of budgeted Real Estate segment expenditures are primarily for various infrastructure and other amenity improvements. Capital and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company’s estimated cash flows from operations, borrowings or repayments under credit facilities, or general economic conditions.

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

Item 8. Financial Statements and Supplementary Data

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

(Thousands of dollars)

	2005	2004
Assets
Current assets
Cash and cash equivalents	$1,637	859
Trade accounts receivable – net	6,205	6,482
Other receivables	719	660
Inventories	7,676	5,566
Prepaid expenses and other current assets	3,096	1,786

Total current assets	19,333	15,353

Investment in real estate held for development and sale	38,286	37,418
Investment in Del-Tin Fiber	4,186	3,858
Other investments and noncurrent receivables	2,061	1,829
Timber and timberlands – net	210,978	212,666
Property, plant, and equipment – net	40,235	35,767
Deferred charges and other assets	1,248	689

Total assets	$316,327	307,580

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$24	32
Trade accounts payable	6,652	4,080
Accrued taxes other than income taxes	1,305	1,293
Deferred revenues and other accrued liabilities	4,325	3,467

Total current liabilities	12,306	8,872

Long-term debt	74,500	85,724
Deferred tax liabilities – net	9,995	14,272
Guarantee of indebtedness of Del-Tin Fiber	2,588	3,278
Other noncurrent liabilities	18,694	11,343
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	73,431	71,483
Retained earnings	138,333	127,188
Unamortized restricted stock awards	(1,879)	(924)
Treasury stock	(11,367)	(13,772)
Accumulated other comprehensive income	(402)	(12)

Total stockholders’ equity	198,244	184,091

Total liabilities and stockholders’ equity	$316,327	307,580

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2005, 2004, and 2003

(Thousands of dollars, except per share amounts)

	2005	2004	2003
Net sales	$168,350	142,017	134,915

Costs and expenses
Cost of sales	116,900	95,199	88,379
Depreciation, amortization, and cost of fee timber harvested	11,479	11,188	13,345
General and administrative expenses	13,714	12,475	9,334

Total costs and expenses	142,093	118,862	111,058

Operating income	26,257	23,155	23,857

Equity in Del-Tin Fiber	(13)	366	(4,729)
Interest income	198	438	476
Interest and other debt expense	(5,758)	(5,982)	(6,861)
Other income/(expense)	32	44	161

Income/(loss) before income taxes	20,716	18,021	12,904
Income taxes	(6,198)	(6,928)	(4,710)

Net income/(loss)	$14,518	11,093	8,194

Earnings per common share
Basic	$1.18	.92	.69
Assuming dilution	$1.17	.91	.69

Dividends declared per common share	$.275	.25	.25

Average common shares outstanding (thousands)	12,260	12,122	11,924

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004, and 2003

(Thousands of dollars)

	2005	2004	2003
Operating activities
Net income/(loss)	$14,518	11,093	8,194
Adjustments to reconcile net income/(loss) to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	11,479	11,188	13,345
Deferred income taxes	(4,242)	1,643	644
Real estate costs recovered upon sale	12,539	14,230	11,385
Timberland costs recovered upon sale	17	310	1,084
Equity in Del-Tin Fiber	13	(366)	4,729
Net increase/(decrease) in provisions for pension and other postretirement benefits	969	2,484	3,146
(Increase)/decrease in operating working capital other than cash and cash equivalents	1,247	937	698
Other - net	6,585	628	984

Net cash provided/(required) by operating activities	43,125	42,147	44,209

Investing activities
Capital expenditures requiring cash	(33,247)	(24,167)	(27,222)
Net change in purchased stumpage inventory	3,828	2,563	(417)
Advances to Del-Tin Fiber	(4,831)	(1,615)	(8,957)
Distributions from Del-Tin Fiber	3,800	1,400	—
(Increase)/decrease in funds held by trustee	—	4,583	(4,136)
Other - net	1,435	1,513	1,430

Net cash provided/(required) by investing activities	(29,015)	(15,723)	(39,302)

Financing activities
Proceeds from borrowings	43,500	29,700	37,039
Repayments of notes payable and long-term debt	(54,732)	(59,064)	(38,109)
Treasury stock purchases	—	—	(377)
Increase/(decrease) in bank overdraft	—	—	(913)
Common stock dividends paid	(3,373)	(3,029)	(2,980)
Proceeds from stock option exercises	1,886	5,151	1,572
Other - net	(613)	(10)	(509)

Net cash provided/(required) by financing activities	(13,332)	(27,252)	(4,277)

Net increase/(decrease) in cash and cash equivalents	778	(828)	630
Cash and cash equivalents at beginning of year	859	1,687	1,057

Cash and cash equivalents at end of year	$1,637	859	1,687

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2005, 2004, and 2003

(Thousands of dollars)

	2005	2004	2003
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares; no shares issued at end of 2005, 2004, or 2003	$—	—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of each year	128	128	128

Capital in excess of par value
Balance at beginning of year	71,483	69,459	69,075
Exercise of stock options	310	867	182
Tax benefits on stock options	700	676	202
Restricted stock awards	938	481	—

Balance at end of year	73,431	71,483	69,459

Retained earnings
Balance at beginning of year	127,188	119,124	113,910
Net income/(loss)	14,518	11,093	8,194
Common stock dividends declared, $.275 per share in 2005, $.25 per share in 2004 and 2003	(3,373)	(3,029)	(2,980)

Balance at end of year	138,333	127,188	119,124

Unamortized restricted stock awards
Balance at beginning of year	(924)	(14)	(133)
Stock awards	(1,683)	(1,249)	—
Shares forfeited	21	35	—
Amortization to expense	707	304	119

Balance at end of year	(1,879)	(924)	(14)

Treasury stock
Balance at beginning of year – 605,401, 845,600, and 898,175 shares, respectively	(13,772)	(19,103)	(20,273)
Shares purchased – none in 2005,7, 052 shares in 2004, and 15,909 shares in 2003	—	(254)	(377)
Forfeited restricted stock – 550 shares in 2005, 954 shares in 2004, and none in 2003	(21)	(35)	—
Shares issued for incentive plans – 106,579 shares in 2005, 248,205 shares in 2004, and 68,484 shares in 2003	2,426	5,620	1,547

Balance at end of year – 499,372, 605,401, and 845,600 shares, respectively, at cost	(11,367)	(13,772)	(19,103)

Accumulated other comprehensive income Balance at beginning of year	(12)	(124)	—
Minimum pension liability adjustment, net of income taxes	(390)	112	(124)

Balance at end of year	(402)	(12)	(124)

Total stockholders’ equity	$198,244	184,091	169,470

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2005, 2004, and 2003

(Thousands of dollars)

	2005	2004	2003
Net income/(loss)	$14,518	11,093	8,194

Other comprehensive income/(loss)
Minimum pension liability adjustment	(600)	172	(190)
Income taxes	210	(60)	66

Total other comprehensive income	(390)	112	(124)

Comprehensive income/(loss)	$14,128	11,205	8,070

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

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

Allowance for Doubtful Accounts — The Company provides an allowance for doubtful accounts based on a review of the specific receivables outstanding. At December 31, 2005 and 2004, the balance in the allowance account was $38,000 and $26,000, respectively.

Inventories — Inventories of logs, lumber, and supplies are stated at the lower of cost or market, primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead. (For additional information, see Note 2 – Inventories.)

Investment in Real Estate Held for Development and Sale — Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities. Indirect and amenity costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company’s four development areas — Chenal Valley, Chenal Downs, Red Oak Ridge, and the currently suspended The Ridges at Nowlin Creek — are allocated to neighborhoods over the entire respective development area based on relative retail values.

Investment in Del-Tin Fiber — Investment in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a 50 percent-owned limited liability company, is carried at cost and is adjusted for the Company’s proportionate share of Del-Tin Fiber’s undistributed earnings or losses. The Company’s equity-method-basis carrying value for its investment in Del-Tin Fiber is evaluated for possible impairment, as applicable under the requirements of Accounting Principles Board Opinion (“APB”) 18, The Equity Method of Accounting for Investments in Common Stock. This evaluation as of December 31, 2002, based on the intent of the Company’s Board of Directors to exit the business, resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of the investment was written off, to zero, for the 2002 Consolidated Balance Sheet. On December 11, 2003, the Company’s Board of Directors revised its intent in regard to selling Deltic’s interest in the joint venture, and the resulting evaluation of fair value for the related investment indicated that fair value exceeded carrying value, which was zero as of December 31, 2003, and the Company resumed recording its equity share of the operating results of Del-Tin Fiber. Accordingly, cash advances to the joint venture subsequent to 2003 were recorded as increases in the Company’s investment carrying value, while cash distributions received from the joint venture resulted in reductions in investment carrying value. (For additional information, see Note 3 – Investment in Del-Tin Fiber.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

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

Revenue Recognition — The Company recognizes revenue when the following criteria are met:

(1) persuasive evidence of an agreement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue from the sale of lumber and wood by-products is recorded at the time of shipment due to terms of such sale being designated free on board (“f.o.b.”) shipping point. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested; such intersegment sales, which are made at prices which generally approximate market, are eliminated in the consolidated financial statements. Revenue from the leasing of land for hunting purposes is deferred when received and subsequently recognized over the one-year lease term which begins September 1. At December 31, 2005 and 2004, the Company had deferred hunting lease revenue totaling $1,042,000 and $1,003,000, respectively, reflected in the Consolidated Balance Sheet in Deferred Revenues and Other Accrued Liabilities. Revenue from bonus payments under mineral leases is deferred and recognized over the lease term, while related royalty payments are recognized when received. Revenue from timberland and real estate is recorded under the criteria of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 66, Accounting for Sales of Real Estate. Such revenue is recorded when the sale is closed and legal title is transferred, which is generally at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 1 – Significant Accounting Policies (cont.)

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

Property Taxes — Property taxes applicable to the Company’s assets are estimated and accrued in the period of assessment. At December 31, 2005 and 2004, the Company had accrued property tax expense totaling $1,087,000 and $1,092,000, respectively, reflected in the Consolidated Balance Sheet in Accrued Taxes Other Than Income Taxes.

Stock-Based Compensation — At December 31, 2005, Deltic had two stock-based compensation plans for which the Company applies the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has awarded restricted stock awards to employees, with vesting requirements based on either fulfilling future service periods, which results in applying fixed-plan accounting standards, or specified performance requirements, which results in applying variable-plan accounting standards. (For additional information, see Note 13 – Incentive Plans.)

The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, for the years ended December 31 consisted of the following:

(Thousands of dollars, except per share amounts)	2005	2004	2003
Net income/(loss), as reported	$14,518	11,093	8,194
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	766	468	220
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(955)	(811)	(769)

Pro forma net income/(loss)	$14,329	10,750	7,645

Basic earnings per share
As reported	$1.18	.92	.69
Pro forma	1.17	.89	.64

Dilutive earnings per share
As reported	$1.17	.91	.69
Pro forma	1.16	.88	.64

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 1 – Significant Accounting Policies (cont.)

For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2005, 2004, and 2003, respectively: dividend yields of .81 percent, .9 percent, and 1.01 percent; expected volatility of 31.54 percent, 30 percent, and 32.79 percent; risk-free interest rates of 3.83 percent, 4.1 percent, and 4.86 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2005, 2004, and 2003 was $15.35, $9.50, and $7.96, respectively.

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

The Company also sponsors a defined benefit health care plan and a life insurance benefit plan for substantially all retired employees. The Company measures the costs of its obligations for these plans based on its best estimate. The net periodic costs are recognized as employees render the services necessary to earn these postretirement benefits. (For additional information, see Note 12 – Employee and Retiree Benefit Plans.)

Advertising Costs — Advertising costs, primarily related to marketing efforts for the Company’s real estate developments, are expensed as incurred. These costs amounted to $790,000 in 2005, $692,000 in 2004, and $638,000 in 2003 and are reflected in Cost of Sales on the Consolidated Statements of Income.

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

Earnings per Common Share — Earnings per share (“EPS”) amounts presented are calculated under the provisions of the SFAS 128, Earnings per Share. Basic earnings per share is computed based on earnings available to common shareholders [net income/(loss) less accrued preferred dividends, if any] and the weighted average number of common shares outstanding. The earnings per share assuming dilution amounts presented are computed based on earnings available to common shareholders and the weighted average number of common shares outstanding, including shares assumed to be issued under the Company’s stock incentive plans. (For a reconciliation of amounts used in per share computations, see Note 15 – Earnings per Share.)

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 1 – Significant Accounting Policies (cont.)

Impact of Recent Accounting Pronouncements — In January 2004, the FASB issued a FASB Staff Position regarding SFAS 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, (“FSP FAS 106-1”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”), which allowed companies to recognize or defer recognizing the effects of the prescription-drug provisions of the new Medicare Act in their 2003 financial statements. Deltic had a September 30, 2003, measurement date for its benefit plans and during the first quarter of 2004 elected to defer recognition of the effects of the Act until the Financial Accounting Standards Board issued final guidance on accounting for the provisions of the Act. Such election did not have a material impact on the Company’s financial statements.

In May 2004, the FASB issued FSP FAS 106-2 which bears the same title as FSP FAS 106-1 and supersedes the previous guidance therein. FSP FAS 106-2 provides guidance on accounting for postretirement health care plans with prescription drug benefits that have been determined to be at least actuarially equivalent to those provided within the Act and thus qualify plans for future federal subsidies. Deltic has determined the prescription drug benefits under its plan are actuarially equivalent to those provided within the Act. Accordingly, an adjustment resulting from the Act was included in the postretirement benefit obligation liability as of December 31, 2004, and the amount of related benefit expense for the period then ended. (For additional information, see Note 12 – Employee and Retiree Benefit Plans.)

In November 2004, the FASB released SFAS 151, Inventory Costs, which requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2004. Adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS 123, Accounting for Stock-Based Compensation. This revision will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised Statement was originally effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. It applies to all awards granted after the required effective date and to awards modified, repurchased, or canceled after that date. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123 (Revised) and allows for the implementation of SFAS 123 (Revised) at the beginning of the first fiscal year that begins after June 15, 2005. Accordingly, the Company has elected to adopt the revised statement effective for its first quarter 2006 financial statements. As required, cost of stock-based compensation will be recognized for the portion of outstanding awards for which the requisite service has not been rendered as of December 31, 2005, based on the grant-date fair value of those awards. The granting of stock-based compensation is at the discretion of the Company’s Executive Compensation Committee (“the Committee”). The effect of adoption of SFAS 123 (Revised) will be dependent upon the amount of awards granted by the Company in future periods, but, on an annual basis, is expected to be comparable to the amounts reflected in the pro forma disclosures as presented in the Stock-Based Compensation policy included within this footnote.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

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

In March 2005, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, and is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 did not have a material effect on the Company’s consolidated financial statements.

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

Note 2 – Inventories

Inventories at December 31 consisted of the following:

(Thousands of dollars)	2005	2004
Logs	$3,091	1,005
Lumber	4,244	4,253
Materials and supplies	341	308

	$7,676	5,566

The Company utilizes the lower of cost or market basis for determining inventory carrying values. Lumber inventory amounts at December 31, 2005 and 2004, are stated at lower of cost or net realizable value.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 3 – Investment in Del-Tin Fiber (cont.)

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions pursuant to which, $60,000,000 of its $89,000,000 industrial revenue bonds were redeemed. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30,000,000 which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29,689,000 to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($26,095,000 at December 31, 2005) of Del-Tin’s obligations under its credit agreement. This new credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17,500,000, the production support agreement, and the need for the series of one-year operating working capital commitments being fully extinguished.

The Company has adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). In accordance with FIN 45, Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000 and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. Simultaneously, the offsetting amount which represents the difference between the Company’s recorded investment in Del-Tin Fiber and its underlying equity in the net assets of the joint venture is being amortized over the same period as the guarantee. The amortization of the guarantee and the basis difference are netted for purposes of financial reporting and result in no net income statement effect. At December 31, 2005, Deltic’s remaining liability regarding the guarantee was $2,588,000.

Under the operating agreement, Del-Tin Fiber’s employees operate the plant. Deltic has committed to provide a portion of the plant’s fiber and wood fuel supply at market prices. During 2005, 2004, and 2003, Deltic sold Del-Tin Fiber approximately $3,868,000, $3,890,000, and $4,099,000, respectively, of these lumber manufacturing by-products. As of December 31, 2005 and 2004, the Company had a receivable from Del-Tin Fiber of $81,000 and $54,000, respectively.

Del-Tin Fiber’s financial position at year-end 2005 and 2004 and results of operations for years of 2005 and 2004 consisted of the following:

(Thousands of dollars)	2005	2004
Condensed Balance Sheet Information
Current assets	$9,507	7,107
Property, plant, and equipment – net	90,158	93,201
Other noncurrent assets	393	528

Total assets	$100,058	100,836

Current liabilities	$13,801	10,616
Long-term debt	45,500	51,500
Members’ capital/(deficit)	40,757	38,720

Total liabilities and members’ capital/(deficit)	$100,058	100,836

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 3 – Investment in Del-Tin Fiber (cont.)

(Thousands of dollars)	2005	2004
Condensed Income Statement Information
Net sales	$63,045	65,407

Costs and expenses
Cost of sales	51,934	52,964
Depreciation	5,814	5,971
General and administrative expenses	2,482	2,278
Loss/(gain) on asset disposition	(282)	220

Total costs and expenses	59,948	61,433

Operating income/(loss)	3,097	3,974
Interest income	33	186
Gain/(loss) on extinguishment of debt	—	(217)
Interest and other debt expense	(2,843)	(2,917)
Other income/(expense)	(312)	—

Net income/(loss)	$(25)	1,026

At December 31, 2005 and 2004, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $16,193,000 and $15,502,000, respectively. The excess relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, and the estimated fair value of the guarantee of Del-Tin Fiber’s credit agreement recorded by the Company in its Consolidated Balance Sheet.

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

Accordingly, the investment in Del-Tin Fiber is carried at cost, adjusted for the Company’s proportionate share of undistributed earnings or losses. Cumulative net losses for the facility have amounted to $95,067,000, $47,534,000 net to the Company. During 2005 and 2004, the Company received $3,800,000 and $1,400,000 in distributions from Del-Tin Fiber, respectively. Prior to 2004, no earnings have been available for distribution to the owners. Contributions to Del-Tin Fiber by the Company as of December 31, 2005, have amounted to $73,378,000.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 4 – Timber and Timberlands

Timber and timberlands at December 31 consisted of the following:

(Thousands of dollars)	2005	2004
Purchased stumpage inventory	$1,121	4,949
Timberlands	80,334	79,650
Fee timber	202,462	196,406
Logging facilities	1,803	1,778

	285,720	282,783

Less accumulated cost of fee timber harvested and facilities depreciation	(74,742)	(70,117)

	$210,978	212,666

Cost of fee timber harvested amounted to $4,609,000 in 2005, $4,480,000 in 2004, and $6,608,000 in 2003. Depreciation of logging facilities was $22,000, $24,000, and $25,000 for the years 2005, 2004, and 2003, respectively.

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment at December 31 consisted of the following:

(Thousands of dollars)	Range of Useful Lives	2005	2004
Land	N/A	$125	125
Land improvements	10-20 years	4,584	4,268
Buildings and structures	10-20 years	9,191	5,402
Machinery and equipment	3-15 years	80,662	74,572

		94,562	84,367
Less accumulated depreciation		(54,327)	(48,600)

		$40,235	35,767

Depreciation of property, plant, and equipment charged to operations was $6,848,000, $6,684,000, and $6,712,000 in 2005, 2004, and 2003, respectively.

Gains/(losses) on disposals or retirements of assets included in income were losses of $68,000 in 2005, $59,000 in 2004, and $284,000 in 2003.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 6 – Credit Facilities

On September 9, 2005, the Company entered into an agreement with Sun Trust Bank and other banks which provides an unsecured, committed revolving credit facility totaling $260,000,000, which includes a $50,000,000 letter of credit feature. The agreement will expire September 9, 2010 and replaced the Company’s former facility, which totaled $125,000,000, that was scheduled to expire July 15, 2007. As of December 31, 2005 and 2004, $253,354,000 and $109,300,000, respectively, was available in excess of all borrowings outstanding under or supported by the respective facilities. Borrowings under the current agreement bear interest at a base rate or an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company’s total debt to capital ratio. Borrowings outstanding at December 31, 2005 and 2004, amounted to $4,500,000 and $15,700,000, respectively. In addition, the Company had an outstanding letter of credit under the facility in the amount of $2,146,000 at December 31, 2005. No letters of credit supported by the facility were present at December 31, 2004. Fees associated with the current revolving credit facility include a commitment fee of .15 to .375 percent per annum on the unused portion of the committed amount. The agreement contains restrictive covenants, including limitations on the incurrence of debt, a minimum consolidated net worth of the sum of $165,000,000, plus 50 percent of cumulative consolidated net income from April 1, 2005, and a maximum leverage ratio of .6 to 1. The Company incurred aggregate costs of $890,000 related to the securing of the current facility, which was deferred and is being amortized as additional interest expense over the term of the agreement.

The Company may also borrow up to $1,000,000 under a short-term credit facility with BancorpSouth. The agreement expires December 15, 2006, with renewal annually. The amount available to the Company under this facility is reduced by any borrowings by Deltic. As of December 31, 2005 and 2004, Deltic had no borrowings outstanding under this line of credit, resulting in $1,000,000 available to the Company. Borrowings bear interest based upon the New York Prime. Deltic also has an agreement with BancorpSouth which provides a $2,000,000 letter of credit facility. This agreement expires December 15, 2006, with renewal annually. Amounts available to the Company under the facility are reduced by any letters of credit issued on behalf of the Company. Outstanding letters of credit as of December 31, 2005 and 2004, were $543,000 and $706,000, respectively, resulting in $1,457,000 and $1,294,000, respectively, available to Deltic.

In addition, Deltic has an agreement with Regions Bank which provides a $1,000,000 letter of credit facility. The agreement expires in 2010. Amounts available to Deltic under the facility are reduced by any letters of credit issued on behalf of the Company. Outstanding letters of credit as of December 31, 2005 and 2004, were $22,000 and $480,000, respectively, leaving $978,000 and $520,000, respectively, available to the Company. (For additional information regarding these financial instruments, see Note 10 – Fair Value of Financial Instruments.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 7 – Indebtedness

The Company’s indebtedness at December 31 consisted of the following:

(Thousands of dollars)	2005	2004
Notes payable, 4.50%*, due 2010	$4,500	15,700
Senior notes payable, 6.7%, due 2008	40,000	40,000
Senior notes payable, 6.01%, due 2008-2012	30,000	30,000
Other notes payable, 5%, due 2006	24	56

	74,524	85,756
Less: Current maturities of long-term debt	(24)	(32)

Long-term debt at December 31	$74,500	85,724

*	Weighted average interest rate at December 31, 2005.

The $4,500,000 of notes payable designated as due in 2010 represents the outstanding balance under the Company’s revolving credit facility agreement with SunTrust Bank and a group of other banks. The agreement will expire on September 9, 2010. The Company incurred aggregate costs of $890,000 related to the securing of this facility, which was deferred and is being amortized as additional interest expense over the term of the agreement.

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

On December 20, 2002, Deltic successfully completed the private placement of $30,000,000 of senior notes with Metropolitan Life and a group of other domestic insurance companies. These unsecured notes have a fixed stated interest rate of 6.01 percent and mature on December 20, 2012. Semiannual installments of $3,333,000, or such lesser amount as shall be outstanding, are required beginning on December 20, 2008. The note terms allow for prepayment at the option of the Company in an amount of not less than five percent of the principal amount outstanding at the time of any prepayment. The agreement contains certain restrictive financial covenants, including a minimum consolidated tangible net worth of the sum of $148,299,000, plus 25 percent of cumulative consolidated adjusted net income from July 1, 2002, and a maximum consolidated debt to consolidated net capitalization ratio of .6 to 1. The Company incurred $179,000 of costs related to the issuance of these notes, which was deferred and is being amortized as additional interest expense over the term of the underlying debt.

The scheduled maturities of long-term debt for the next five years are $24,000 in 2006, zero in 2007, $43,333,000 in 2008, $6,667,000 in 2009, and $11,167,000 in 2010. (For additional information regarding financial instruments, see Note 6 – Credit Facilities and Note 10 – Fair Value of Financial Instruments.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 8 – Income Taxes

The components of income tax expense/(benefit) related to income/(loss) from operations for the years ended December 31, 2005, 2004, and 2003, consisted of the following:

(Thousands of dollars)	2005	2004	2003
Federal
Current	$10,430	5,264	4,026
Deferred	(3,040)	405	482

	7,390	5,669	4,508
State
Current	10	21	40
Deferred	(1,202)	1,238	162

Total	$6,198	6,928	4,710

Significant components of deferred income tax expense/(benefit) related to income/(loss) from operations for the years ended December 31, 2005, 2004, and 2003, consisted of the following:

(Thousands of dollars)	2005	2004	2003
Federal
Deferred tax (exclusive of valuation allowance)	$(3,954)	300	621
Change in valuation allowance – federal income tax effect	914	105	(139)

	(3,040)	405	482

State
Deferred tax (exclusive of valuation allowance)	$1,410	1,537	(607)
Change in valuation allowance	(2,612)	(299)	769

	(1,202)	1,238	162

A reconciliation of the U.S. statutory income tax rate to the Company’s effective rates on income/(loss) from operations before income taxes consisted of the following:

	2005	2004	2003
Statutory income tax rate	35%	35%	35%
State income taxes, net of federal income tax benefit	4	5	(3)
Change in valuation allowance, net of federal income tax effect	(8)	(1)	5
Other	(1)	(1)	—

Effective income tax rate	30%	38%	37%

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 8 – Income Taxes (cont.)

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004, showing the tax effects of significant temporary differences, consisted of the following:

(Thousands of dollars)	2005	2004
Deferred tax assets
Investment in real estate held for development and sale	$13,792	12,866
State NOL carryforward	1,893	3,890
Postretirement and other employee benefits	5,519	4,340
Other deferred tax assets	1,551	928

Total deferred tax assets	22,755	22,024
Less valuation allowance	—	(2,612)

Total deferred tax assets – net	22,755	19,412

Deferred tax liabilities
Investment in Del-Tin Fiber	(5,608)	(5,168)
Timber and timberlands	(19,001)	(19,827)
Property, plant, and equipment	(6,341)	(7,303)
Other deferred tax liabilities	(805)	(650)

Total deferred tax liabilities	(31,755)	(32,948)

Net deferred tax assets/(liabilities)	$(9,000)	(13,536)

Net long-term deferred tax liabilities were $9,995,000 at December 31, 2005, and $14,272,000 at December 31, 2004. In addition, short-term deferred tax assets of $995,000 at December 31, 2005, and $736,000 at December 31, 2004, are included in the Consolidated Balance Sheets in Prepaid Expenses and Other Current Assets for the respective years.

In assessing the realizability of deferred tax assets, Deltic’s management considers whether it is more likely than not that some portion or all of the Company’s total deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets at December 31, 2005, as reductions of future taxable income or by utilizing available tax planning strategies. However, the amount of the net deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

As of December 31, 2005 and 2004, the Company had valuation allowances of zero and $2,612,000, respectively, to reduce its deferred tax assets to estimated realizable value. The valuation allowances relate to the deferred tax assets arising from state tax loss carryforwards. The net changes in the valuation allowances were decreases of $2,612,000 and $299,000 in 2005 and 2004, respectively, and an increase of $769,000 in 2003, and were principally due to changes in potential use or expiration of net operating losses for state tax purposes. In 2005, the Company reduced its valuation allowance to zero based on current projections of increased future taxable income, as it is now more likely than not that the future benefits of these state net operating losses will be utilized in their entirety.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 8 – Income Taxes (cont.)

At December 31, 2005, the Company had operating loss carryforwards for state tax purposes of approximately $31,546,000. Of this amount, $22,527,000 expires in 2007 and $9,019,000 expires in 2008. At December 31, 2005 and 2004, the Company had prepaid federal income taxes totaling $1,435,000 and $342,000, respectively, reflected in the Consolidated Balance Sheet in Prepaid Expenses and Other Current Assets. In addition, the Company had expected net federal tax refunds of $367,000 and $637,000 at December 31, 2005 and 2004, respectively, reflected in the Consolidated Balance Sheets in Other Receivables.

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

Note 9 – Stockholders Rights Plan

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 10 – Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2005 and 2004. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except the current portion of noncurrent notes receivable and current maturities of long-term debt, all of which have fair values approximating carrying values.

	2005		2004
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Notes receivable	$52	63	100	141
Financial liabilities
Long-term debt, including current maturities	$(74,524)	(78,113)	(85,756)	(97,652)
Guarantees	$(2,588)	(2,588)	(3,278)	(3,278)

Notes receivable, including current portion, and long-term debt, including current maturities — The fair value is estimated based on current rates at which the Company could borrow funds with similar remaining maturities.

Guarantees — The carrying amount approximates its fair value.

Note 11 – Concentration of Credit Risks

Financial instruments which potentially subject the Company to credit risk are trade accounts receivable. These receivables normally arise from the sale of wood products and real estate. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company’s customer base. No single recurring customer accounted for a significant amount of the Company’s sales of wood products or real estate in 2005, 2004, or 2003. At December 31, 2005, one lumber sales customer’s receivable accounted for approximately 12 percent of the Company’s consolidated trade accounts receivable amount. At December 31, 2004, there were no significant accounts receivable from a single customer.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 12 – Employee and Retiree Benefit Plans

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

	Funded Qualified Retirement Plan		Unfunded Nonqualified Retirement Plan		Other Postretirement Plans
(Thousands of dollars)	2005	2004	2005	2004	2005	2004
Change in projected benefit obligation
Benefit obligation at January 1	$17,810	16,523	2,808	2,039	8,425	9,342
Service cost	813	698	23	21	478	329
Interest cost	1,067	975	161	119	502	465
Participant contributions	—	—	—	—	75	46
Plan amendments	—	—	—	—	—	219
Actuarial (gain)/loss	1,969	(51)	(4)	(235)	576	(1,608)
Special termination benefits[1]	—	—	—	1,037	—	—
Benefits paid	(446)	(335)	(262)	(173)	(319)	(368)

Benefit obligation at December 31	21,213	17,810	2,726	2,808	9,737	8,425

Change in plan assets
Fair value of plan assets at January 1	$13,054	12,444	—	—	—	—
Actual return on plan assets	1,126	945	—	—	—	—
Employer contributions	800	—	262	173	244	322
Participant contributions	—	—	—	—	75	46
Benefits paid	(446)	(335)	(262)	(173)	(319)	(368)
Expenses	(92)	—	—	—	—	—

Fair value of plan assets at December 31[2]	14,442	13,054	—	—	—	—

Reconciliation of funded status of plans
Funded status of plans	$(6,571)	(4,756)	(2,666)	(2,743)	(9,607)	(8,360)
Unrecognized actuarial (gain)/loss	5,104	3,351	352	362	2,098	1,572
Unrecognized prior service cost	357	419	(98)	(109)	184	202

Accrued benefit cost[3]	(1,110)	(986)	(2,412)	(2,490)	(7,325)	(6,586)

Assumptions
Weighted average discount rate	5.50%	6.00%	5.50%	6.00%	5.50%	6.00%
Rate of compensation increase	4.60%	4.60%	4.60%	4.60%	N/A	N/A

[1]	Reflects impact of enhanced retirement benefits granted to certain employees upon retirement.
[2]	Primarily includes listed stocks and bonds, government securities, and U.S. agency bonds.
[3]	Included in the Consolidated Balance Sheets in Other Noncurrent Liabilities.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 12 – Employee and Retiree Benefit Plans (cont.)

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

(Thousands of dollars)	2005	2004	2003
Funded qualified retirement plan
Service cost	$813	698	728
Interest cost	1,067	975	948
Expected return on plan assets	(962)	(920)	(878)
Amortization of prior service cost	62	61	63
Amortization of transitional asset	—	—	(35)
Recognized actuarial (gain)/loss	144	98	152

Net periodic benefit cost	1,124	912	978
Additional expense recognized due to curtailments[1]	—	—	21
Additional expense recognized due to special termination benefits	—	—	134

Net retirement expense	$1,124	912	1,133

Unfunded nonqualified retirement plan
Service cost	$23	21	43
Interest cost	161	119	53
Amortization of prior service cost	(11)	(10)	(10)
Recognized actuarial (gain)/loss	7	6	13

Net periodic benefit cost	180	136	99
Additional expense recognized due to special termination benefits	—	1,037	782

Net retirement expense	$180	1,173	881

Other postretirement benefits
Service cost	$478	329	384
Interest cost	502	465	552
Amortization of prior service cost	18	18	—
Recognized actuarial (gain)/loss	50	31	180
Special termination benefits	—	—	156

Other postretirement benefits expense	$1,048	843	1,272

Assumptions
Weighted average discount rate	6.00%	6.25%	6.50%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.60%	4.60%	4.60%

[1]	Reflects impact of the severance of one shift at one of the Company’s two sawmills.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 12 – Employee and Retiree Benefit Plans (cont.)

The discount rate assumption used by the Company to measure benefit obligations and net periodic expenses is based on the estimated interest rate at which the benefit obligations of its plans can be settled. In determining the discount rate as of the measurement date of its plans, the Company considers corporate bonds with ratings of Aaa or Aa, which are deemed high quality, as well as the general level of interest rates since the last measurement date.

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

Retirement Plans — The accumulated benefit obligations (“ABO”) for the Company’s retirement plans were $18,882,000 and $16,345,000 at December 31, 2005 and 2004, respectively. For the Company’s qualified plan, the projected benefit obligation (“PBO”) exceeded the fair value of plan assets by $6,571,000 and $4,756,000 at December 31, 2005 and 2004, respectively. The qualified plan’s ABO at December 31, 2005, exceeded the fair value of plan assets by $2,085,000 and accordingly, a liability is included in the 2005 Consolidated Balance Sheet in Other Noncurrent Liabilities. A corresponding amount is required to be recognized as an intangible asset to the extent of the unrecognized prior service cost for the qualified plan. Any excess of the minimum pension liability adjustment above the intangible asset is recorded as a separate component and reduction of stockholders’ equity. Accordingly, at December 31, 2005, an intangible asset of $357,000 is included in the 2005 Consolidated Balance Sheet in Deferred Charges and Other Assets. In addition, $618,000, net of the related income tax benefit of $216,000, is included in the 2005 Consolidated Balance Sheet in Accumulated Other Comprehensive Income. The qualified plan’s ABO at December 31, 2004 exceeded the fair value of plan assets by $718,000 and accordingly, a liability is included in the 2004 Consolidated Balance Sheet in Other Noncurrent Liabilities. The Company does not fund its nonqualified plan; therefore, this plan has no assets. At year-end 2005 and 2004, the PBO for this nonqualified plan was $2,726,000 and $2,808,000, respectively. The Company recorded an actuarial determined liability, related to this nonqualified plan, in the amount of $2,413,000 at December 31, 2005, and $2,490,000 at December 31, 2004, which is reflected in the Consolidated Balance Sheets in Other Noncurrent Liabilities. As of December 31, 2004, the ABO for the nonqualified plan exceeded the actuarial liability by $18,000. As a result, the Company recorded the appropriate additional minimum pension liability for this amount, which is reflected in the 2004 Consolidated Balance Sheet in Other Noncurrent Liabilities. Since the Company had no previously unrecognized prior service cost to offset this additional liability, these amounts were recorded as a component of stockholders’ equity, net of the related income tax benefit of $6,000, in the 2004 Consolidated Balance Sheet in Accumulated Other Comprehensive Income.

The weighted average asset allocation for the Company’s qualified retirement plan at December 31, 2005 and 2004, by asset category, consisted of the following:

	2005 Target Allocation	2005	2004 Target Allocation	2004
Equity securities	45-65%	65%	45-65%	63%
Debt securities	35-55%	31%	35-55%	33%
Cash equivalents	0-5%	4%	0-5%	4%

100%		100%

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 12 – Employee and Retiree Benefit Plans (cont.)

Equity securities generally consist of common stocks. Investment in debt securities are limited to U.S. government securities, high quality corporate bonds, and mortgage-backed securities. Cash equivalents are limited to U.S. government obligations.

The primary investment goals are: (1) preservation of principle, (2) investment in a balanced portfolio, and (3) growth of assets to exceed inflation. To meet these goals, the Company’s Investment Committee has adopted the above target asset allocation ranges as outlined in the investment policy for the qualified retirement plan. These ranges allow for flexibility to meet investment goals without exposing the plan’s assets to excessive risk.

The current funding status of the qualified retirement plan is expected to require the Company to make a contribution during 2006 of $700,000. Deltic expects to contribute $225,000 in 2006 to fund benefits to be paid from its nonqualified retirement plan. Estimated benefits to be paid from the retirement plans amount to $777,000 in 2006, $847,000 in 2007, $871,000 in 2008, $917,000 in 2009, $988,000 in 2010, and $6,572,000 in the period 2011 through 2015.

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

During the third quarter of 2004, Deltic applied the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to its obligation under the Company’s other postretirement benefits plan. The prescription drug benefits offered by the Company’s plan were determined to be at least actuarially equivalent to those provided with the Act, which qualifies the plan to receive federal subsidy payments under Medicare Part D. The amount of the reduction in the Company’s obligation under the plan relating to benefits received from the Act attributable to past service was $590,000. The reduction in the postretirement benefit expense for 2004, as a result of the application of the federal subsidy, was $65,000. Estimated contributions by the Company for other postretirement benefits, net of the expected Medicare Part D subsidy, amount to $362,000 in 2006, $383,000 in 2007, $446,000 in 2008, $492,000 in 2009, $558,000 in 2010, and $3,515,000 in the period 2011 through 2015.

In determining the benefit obligation for health care at December 31, 2005, health care inflation cost was assumed to increase at an annual rate of ten percent in 2005, then decreasing one percent per year to five percent in 2010 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point increase in the assumed health care cost trend would increase the aggregate service and interest cost components of periodic benefit cost for 2005 by $95,000 and the benefit obligation by $734,000, while a one percentage-point decrease in the assumed rate would decrease the 2005 cost components by $84,000 and the benefit obligation by $639,000.

Thrift Plan — Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s allotment. Company contributions to this plan were $625,000 in 2005, $342,000 in 2004, and $311,000 in 2003.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 13 – Incentive Plans

Stock Incentive Plan

On April 25, 2002, the Company’s shareholders approved the Deltic Timber Corporation 2002 Stock Incentive Plan (“the 2002 Plan”). The 2002 Plan replaced the 1996 Stock Incentive Plan (“the 1996 Plan”), which was terminated. At December 31, 2005, remaining outstanding options under the 1996 Plan totaled 59,409 shares, all of which were exercisable. No further awards will be made under the 1996 Plan. Outstanding options under the 1996 Plan will expire from 2006 to 2011 if not exercised and have an average exercise price of $25.54 based on the fair market value at date of grant.

The 2002 Plan permits annual awards of shares of the Company’s common stock to executives, other key employees, and nonemployee directors. Under the plan, the Executive Compensation Committee (“the Committee”) is authorized to grant: (1) stock options; (2) restricted stock and restricted stock units; (3) performance units; and (4) other stock-based awards, including stock appreciation rights and rights to dividends and dividend equivalents. The number of shares available for issuance under the 2002 Plan is 1,800,000 shares unless adjustment is determined necessary by the Committee as the result of dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At December 31, 2005, 1,391,296 of these 1,800,000 shares were available for award under the 2002 Plan. No participant in the 2002 Plan may receive options and stock appreciation rights in any calendar year that relates to more than 50,000 shares, and the maximum number of shares which may be awarded as restricted stock and restricted stock units or other stock-based awards is 180,000 shares. The Company applies the intrinsic value method of APB 25 to account for stock-based compensation, accruing costs of any stock options and restricted stock over the respective vesting/performance periods. The cost of stock-based compensation is reflected in General and Administrative Expenses on the Consolidated Statements of Income and amounted to $1,179,000 in 2005, $720,000 in 2004, and $339,000 in 2003. (For additional information regarding the Company’s stock-based compensation, including the effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, see Note 1 – Significant Accounting Policies.)

Stock Options — For each option granted under the 2002 Plan, the Committee fixes the option price at not less than fair market value on the date of the grant and the option term, not to exceed 10 years from date of grant. (Options granted in 2002 were awarded in February 2002 subject to shareholder approval in April. As a result of an increase in the market value of the Company’s common stock from the grant date to the approval date, these options have an intrinsic value of $3.46 per share. The resulting fixed stocked-based compensation cost was recognized over the vesting period for these options.) Replacement options granted due to the spin-off from Murphy Oil were for ten years from original grant date and nonqualified. New options granted in 1997 and 1998 were for ten years and primarily incentive. Options granted since 1998 have been for ten years and nonqualified. All outstanding options have an option price not less than the market value on the grant date, with a range in option prices of $22.0625 to $44.355 per share. For options granted in 1997, exclusive of replacement options, one-half could be exercised or surrendered after two years and the remainder after three years. For options granted from 1998 through 2001, one-half could be exercised or surrendered after one year and the remainder after three years. During 2003, the Company granted options for 129,750 shares. For 121,750 shares granted in 2003, one-half may be exercised or surrendered after one year and the remainder after three years, and the remaining 8,000 shares awarded to nonemployee directors at an option price of $24.31 in 2003, were vested immediately when awarded. During 2004, the Company granted options for 39,687 shares, at an option price of $32.565, one-fourth may be exercised or surrendered after each one-year period over the subsequent four years from issuance. The Company granted options for 36,160 shares in 2005 at an option price of $44.355, one-fourth may be exercised or surrendered after each one-year period over the subsequent four years from issuance.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 13 – Incentive Plans (cont.)

Changes in options outstanding, including replacement options, consisted of the following:

	Number of Options	Average Exercise Price
Outstanding at December 31, 2002	493,806	$25.94
Granted	129,750	$25.02
Surrendered/exercised	(68,484)	22.97
Forfeited/expired	(2,500)	25.45

Outstanding at December 31, 2003	552,572	$26.09
Granted	39,687	$32.565
Surrendered/exercised	(214,225)	25.20
Forfeited/expired	(20,200)	26.82

Outstanding at December 31, 2004	357,834	$27.29
Granted	36,160	$44.355
Surrendered/exercised	(73,813)	25.55
Forfeited/expired	(1,310)	32.65

Outstanding at December 31, 2005	318,871	$29.61

Exercisable at December 31, 2003	316,972	$26.25
Exercisable at December 31, 2004	226,847	$26.55
Exercisable at December 31, 2005	202,548	$27.74

Additional information about stock options outstanding at December 31, 2005, consisted of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Average Life in Years	Average Exercise Price	Number of Options	Average Exercise Price

$22.0625 - $29.2950	245,534	5.6	$27.01	193,159	$27.50
$32.5650 - $44.3550	73,337	8.5	38.32	9,389	32.57

	318,871	6.2	29.61	202,548	27.74

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 13 – Incentive Plans (cont.)

Changes in shares of restricted stock outstanding consisted of the following:

	2005	2004	2003
Balance at beginning of year	20,513	20,750	20,750
Granted	16,645	20,990	—
Forfeited	(255)	(477)	—
Awarded	—	(20,750)	—

Balance at end of year	36,903	20,513	20,750

The fair value per share of restricted stock granted in 2005 and 2004, at the date of grant, was $44.07 and $32.54, respectively. Unearned compensation was charged for the market value of the granted restricted shares. Unearned compensation is shown as a reduction of stockholders’ equity in the Consolidated Balance Sheets as Unamortized Restricted Stock Awards. The shares granted in 2005 and 2004 contain vesting requirements based on fulfilling future service periods, with the unearned compensation is being amortized to expense over the four-year restricted period.

Performance Units — Performance units granted under the 2002 Plan may be denominated in cash, common shares, other securities, other awards allowed under the 2002 Plan, or other property and shall confer on the holder thereof rights valued as determined by the Committee and payable to, or exercisable by, the holder, in whole or in part, upon achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the 2002 Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance unit granted, and any payment or transfer to be made pursuant to any performance unit shall be determined by the Committee. During 2005 and 2004, the Company issued performance units in the form of restricted stock with specified performance requirements. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason.

Changes in shares of restricted stock performance units outstanding consisted of the following:

	2005	2004	2003
Balance at beginning of year	12,513	—	—
Granted	16,121	12,990	—
Forfeited	(295)	(477)	—
Awarded	—	—	—

Balance at end of year	28,339	12,513	—

The fair value per share of restricted stock performance units granted in 2005 and 2004, at the date of grant, was $44.07 and $32.54, respectively. Unearned compensation was charged for the market value of the granted restricted shares. Unearned compensation is shown as a reduction of stockholders’ equity in the Consolidated Balance Sheets as Unamortized Restricted Stock Awards. The shares granted in 2005 and 2004 contain specified performance requirements, and accordingly market value of the granted restricted shares is adjusted to reflect the current market value of the Company’s stock, as required by variable-plan accounting standards, and the adjusted total unearned compensation is being amortized to expense over the four-year performance period. The specified performance requirements related to these awards are based on the performance of the Company’s stock price, compared to a defined stock index, over the performance

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 13 – Incentive Plans (cont.)

period. The ultimate number of shares, subject to performance requirements, awarded under the plan will vary depending on how well the Company’s stock performs in relation to this index and could range from zero to 200 percent of the original granted shares. The Company evaluates the likelihood of differences between the number of performance based shares originally granted and the number of shares ultimately awarded and at December 31, 2005 and 2004, the awards remained at 100 percent of the original grants, less shares forfeited.

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

Incentive Compensation Plan

Cash Awards — The Company has an incentive compensation plan that provides for annual cash awards to officers and key employees based on actual results for a year compared to objectives established by the Executive Compensation Committee, which administers the Plan, at the beginning of that year. Provisions for cash incentive awards of $1,571,000, $1,205,000, and $703,000 were recorded in 2005, 2004, and 2003, respectively. At December 31, 2005 and 2004, the Company had accrued provisions for cash incentive awards totaling $1,541,000 and $1,275,000, respectively, reflected in the Consolidated Balance Sheet in Deferred Revenues and Other Accrued Liabilities.

Note 14 – Supplemental Cash Flows Disclosures

Income taxes paid, net of refunds, were $10,654,000, $5,382,000 and 2,538,000 in 2005, 2004, and 2003, respectively. Interest paid was $5,478,000, $5,746,000 and $6,425,000 in 2005, 2004, and 2003, respectively. No interest was capitalized in 2005, 2004, or 2003.

Noncash investing and financing activity excluded from the Consolidated Statement of Cash Flows for 2005 was the noncash issuance of restricted stock awards in the amount of $1,683,000. Noncash investing and financing activities excluded from the Consolidated Statement of Cash Flow for 2004 were a noncash accrual recorded in 2004 for the Company’s estimated fair value of its guarantee of Del-Tin Fiber’s long-term debt in the amount of $3,450,000, noncash purchases of treasury stock in the amount of $254,000, and the noncash issuance of restricted stock awards in the amount of $1,249,000.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 14 – Supplemental Cash Flows Disclosures (cont.)

(Increases)/decreases in operating working capital other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

(Thousands of dollars)	2005	2004	2003
Trade accounts receivable	$278	(2,255)	(1,013)
Other receivables	(59)	601	1,200
Inventories	(2,110)	213	478
Prepaid expenses and other current assets	(919)	(271)	295
Trade accounts payable	2,572	1,307	(544)
Accrued taxes other than income taxes	11	41	52
Income taxes payable	—	670	53
Deferred revenues and other accrued liabilities	1,474	631	177

	$1,247	937	698

Cash flows provided by other operating activities in 2005 included an increase of $1,258,000 in deferred long-term mineral lease bonus revenue, with no such item present in 2004 or 2003. Also included in other operating cash flows for 2005 was $3,830,000 in cash proceeds from property condemnation proceedings. (For additional information regarding 2005 property condemnation, see Note 16 – Commitments and Contingencies.)

Note 15 – Earnings per Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

(Thousands of dollars, except per share amounts)	2005	2004	2003
Income/(loss) from continuing operations	$14,518	11,093	8,194

Weighted average number of common shares used in basic EPS	12,260	12,122	11,924
Effect of dilutive stock awards	97	67	31

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,357	12,189	11,955

Earnings per common share
Basic	$1.18	.92	.69
Assuming dilution	$1.17	.91	.69

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 16 – Commitments and Contingencies

Commitments — Commitments for capital expenditures at December 31, 2005, were approximately $298,000 for timber and timberlands; $1,545,000 for property, plant, and equipment; and $13,143,000 for investment in real estate held for development and sale.

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

Upon application by Deltic, on October 11, 2005, the funds were transferred into the Company’s bank account. Under Arkansas law, Deltic has the right, and has initiated proceedings to have a jury determine the true amount of just compensation for the lands, as well as other damages. The court hearing regarding this matter is scheduled to begin in 2006. Under Arkansas statutes, as interpreted by its courts, condemnation proceedings of this nature by a municipal utility, do not vest fee simple title to the land, until the utility pays the final judgement of just compensation in the case. Should the utility decide not to pay the final judgement, possession and full title is returned to Deltic and the utility is liable for damages during the period Deltic is dispossessed of its property and legal fees.

Due to this contingent component of the transaction, no gain will be recorded in the Company’s Consolidated Statement of Income until fee simple title of the property is transferred from the Company. As a result of the October 11 deposit of the $3,830,000 into Deltic’s bank account, a long-term deferred liability equal to these cash proceeds received has been included in the Company’s Consolidated Balance Sheet at December 31, 2005.

The Company is also involved in other litigation incidental to its business from time to time. Currently, there are no material other legal proceedings outstanding.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 17 – Business Segments

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

Corporate operations consist primarily of senior management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. The Company currently does not allocate the cost of maintaining these support functions to its operating units.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 17 – Business Segments (cont.)

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	2005	2004	2003
Net sales
Woodlands	$35,057	31,077	38,210
Mills	121,237	97,963	79,141
Real Estate	33,008	31,080	33,771
Eliminations[1]	(20,952)	(18,103)	(16,207)

	$168,350	142,017	134,915

Income/(loss) before income taxes
Operating income
Woodlands	$22,421	19,603	24,778
Mills	6,296	6,604	(5,630)
Real Estate	10,697	8,011	13,103
Corporate	(12,751)	(11,576)	(8,412)
Eliminations	(406)	513	18

Operating income	26,257	23,155	23,857
Equity in Del-Tin Fiber	(13)	366	(4,729)
Interest income	198	438	476
Interest and other debt expense	(5,758)	(5,982)	(6,861)
Other income/(expense)	32	44	161

	$20,716	18,021	12,904

Total assets at year-end
Woodlands	$210,905	208,847	207,899
Mills	45,918	42,987	47,154
Real Estate	42,150	41,091	43,931
Corporate2, [3]	17,354	14,655	14,366

	$316,327	307,580	313,350

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$4,913	4,836	6,996
Mills	5,818	5,615	5,710
Real Estate	575	568	543
Corporate	173	169	96

	$11,479	11,188	13,345

Capital expenditures
Woodlands	$7,062	6,686	12,408
Mills	10,732	4,797	3,405
Real Estate	15,379	12,519	11,198
Corporate	74	165	211

	$33,247	24,167	27,222

[1]	Primarily intersegment sales of timber from Woodlands to Mills.
[2]	Includes investment in Del-Tin Fiber, an equity method investee, of $4,186,000, $3,858,000, and zero (after write-off of impaired investment carrying value) at December 31, 2005, 2004, and 2003, respectively. (For additional information regarding Del-Tin Fiber, see Note 3 – Investment in Del-Tin Fiber.)
[3]	Includes balance of timberland sales proceeds held by trustee of zero as of December 31, 2005, zero as of December 31, 2004, and $4,583,000 as of December 31, 2003.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 18 – Financial Results by Quarter (Unaudited)

	2005
(Thousands of dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$39,435	45,980	36,827	46,108	168,350
Gross profit	9,656	13,203	7,974	9,138	39,971
Operating income	6,332	10,096	4,610	5,219	26,257
Net income/(loss)	2,547	6,373	3,238	2,360	14,518
Earnings per common share
Basic	$.21	.52	.26	.19	1.18
Assuming dilution	$.21	.52	.26	.19	1.17
Dividends per common share	$.0625	.0625	.075	.075	.275
Market price per common share
High	$45.90	39.80	46.05	52.04	52.04
Low	39.10	35.39	37.61	43.61	35.39
Close, at period-end	39.10	38.03	46.05	51.86	51.86

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$27,811	33,997	43,255	36,954	142,017
Gross profit	6,767	8,741	10,978	9,144	35,630
Operating income	3,958	5,780	6,895	6,522	23,155
Net income/(loss)	1,318	2,749	3,707	3,319	11,093
Earnings per common share
Basic	$.11	.23	.31	.27	.92
Assuming dilution	$.11	.23	.30	.27	.91
Dividends per common share	$.0625	.0625	.0625	.0625	.25
Market price per common share
High	$36.04	38.50	40.14	45.99	45.99
Low	30.70	33.26	33.34	38.70	30.70
Close, at period-end	35.48	38.40	39.79	42.45	42.45

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005

Note 18 – Financial Results by Quarter (Unaudited) (cont.)

	2003
(Thousands of dollars, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter[1]	Year

Net sales	$32,429	34,960	30,730	36,796	134,915
Gross profit	7,174	8,021	5,046	12,950	33,191
Operating income	5,274	6,097	3,184	9,302	23,857
Net income/(loss)	1,107	2,406	182	4,499	8,194
Earnings per common share
Basic	$.09	.20	.02	.38	.69
Assuming dilution	$.09	.20	.02	.37	.69
Dividends per common share	$.0625	.0625	.0625	.0625	.25
Market price per common share
High	$28.86	28.65	33.70	31.34	33.70
Low	23.35	23.85	27.70	27.96	23.35
Close, at period-end	23.90	28.45	28.92	30.40	30.40

[1]	Includes the impact of enhanced retirement benefits granted to certain employees upon early retirement, amounting to $916,000, $575,000 net of related income taxes of $341,000.

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

/s/ Ray C. Dillon	/s/ Clefton D. Vaughan
Ray C. Dillon	Clefton D. Vaughan
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 9, 2006	March 9, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders

Deltic Timber Corporation:

The management of Deltic Timber Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Deltic’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005, based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Ray C. Dillon	/s/ Clefton D. Vaughan
Ray C. Dillon	Clefton D. Vaughan
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 9, 2006	March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Deltic Timber Corporation:

We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deltic Timber Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Deltic Timber Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated

March 7, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting as of December 31, 2005.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Deltic Timber Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting , that Deltic Timber Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Deltic Timber Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Deltic Timber Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Deltic Timber Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity , and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Shreveport, Louisiana

March 7, 2006

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

Based on their evaluation as of December 31, 2005, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Deltic conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The sections entitled “Nominees For Election as Directors”, “Directors Whose Term of Office Continue”, and “Committees of the Board of Directors” appearing in the Registrant’s proxy statement for the annual meeting of shareholders to be held on April 27, 2006, sets forth certain information with respect to the directors of the registrant, including directors who serve on the Company’s Audit Committee and who have been designated an Audit Committee financial expert, and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

The sections entitled “Procedures for Stockholder Nominations and Proposals” and “Corporate Governance” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held April 27, 2006 sets forth certain information respectively in regards to applicable procedures for stockholders to submit director nominations and proposals and the Company’s Code of Business Conduct and Ethics and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 27, 2006, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2005, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 27, 2006, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2005, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

The following table sets forth information as of December 31, 2005, with respect to Deltic common stock issuable under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, or rights (a.)	Weighted average exercise price of all outstanding options, warrants, or rights, (b.)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities included in (a.)] (c.)
Equity compensation plans approved by security holders	318,871	$29.61	1,391,296
Equity compensation plans not approved by security holders	—	—	—

	318,871	$29.61	1,391,296

Item 13. Certain Relationships and Related Transactions

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 27, 2006, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2005, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting to be held on April 27, 2006, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2005, which will set forth certain information with respect to principal account fees and services and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	Financial Statements, Schedules and Exhibits.

1.	Consolidated Financial Statements.

Consolidated Balance Sheets - December 31, 2005 and 2004.

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004, and 2003.

Notes to Consolidated Financial Statements, including Consolidated Quarterly Income Information (unaudited).

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Financial Statement Schedules.

Financial Statements of Del-Tin Fiber L.L.C., an affiliate accounted for by the equity method, which constituted a significant subsidiary for the years ended December 31, 2005 and January 1, 2005.

All other financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.

3	Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Deltic Timber Corporation as of December 17, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

3.2	Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

4	Instruments Defining the Rights of Security Holders.

4.1	Rights Agreement dated as of December 11, 1996, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10	Material contracts.

10.1	Deltic Timber Corporation 2002 Stock Incentive Plan (incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement related to the Annual Meeting of Stockholders on April 25, 2002).

10.2	Distribution Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.4	Credit facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.5	Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.6	Fiber Supply Agreement dated February 21, 1995, with Del-Tin Fiber L.L.C. (incorporated by reference to Exhibit 10.2 to Registrant’s Registration of Securities Report on Form 10).

10.7	Note Purchase Agreement dated December 18, 1998 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Selective Sections of Del-Tin Fiber L.L.C.’s Project Credit Agreement dated November 23, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Revolving Credit Agreement dated June 20, 2001 (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.10	Note Purchase Agreement dated December 20, 2002, (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	First Amended and Restated Revolving Credit Agreement dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.12	Guarantee Agreement between Deltic Timber Corporation and SunTrust Bank related to the Del-Tin Fiber Credit Agreement dated August 26, 2004 (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.14	Non Qualified Stock Option Form (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.15	Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.16	Performance Based Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.17	Change-in-Control and Involuntary Severance Agreement with CEO (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.18	Change-in-Control Agreement with CEO Direct Reports (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.19	Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

21	Subsidiaries of the Registrant, included elsewhere herein.

23	Consents of Independent Registered Public Accounting Firm.

23.1	Consent of Independent Registered Public Accounting Firm related to reports on financial statements and internal control over financial reporting of Deltic Timber Corporation, included elsewhere herein.

23.2	Consent of Independent Registered Public Accounting Firm related to report on financial statements of Del-Tin Fiber L.L.C., included elsewhere herein.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

99	Form 11-K, Annual Report for the fiscal year ended December 31, 2005, covering Thrift Plan of Deltic Timber Corporation. To be filed as an amendment of this Annual Report on Form 10-K, not later than 180 days after December 31, 2005.

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date: March 9, 2006
Ray C. Dillon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 9, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

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

December 31, 2005 and January 1, 2005

(With Independent Auditor’s Report Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Managers

Del-Tin Fiber L.L.C.:

We have audited the accompanying balance sheets of Del-Tin Fiber L.L.C. as of December 31, 2005 and January 1, 2005, and the related statements of operations, cash flows, and members’ capital for each of the fiscal years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del-Tin Fiber L.L.C. as of December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

KPMG LLP

Shreveport, Louisiana

January 27, 2006

DEL-TIN FIBER L.L.C.

Balance Sheets

At year-end 2005 and 2004

	2005	2004
Assets
Current assets
Cash and cash equivalents	$13,294	$3,859
Accounts receivable, Temple-Inland	4,119,843	3,356,816
Other receivables	24,687	19,706
Inventories	4,913,031	3,352,665
Prepaid expenses and other current assets	436,450	373,547

Total current assets	9,507,305	7,106,593

Property, plant, and equipment - net	90,157,780	93,201,513
Deferred debt costs - net	392,848	528,287

Total assets	$100,057,933	$100,836,393

Liabilities and Members' Capital
Current liabilities
Current installments of long-term debt	$6,000,000	$6,000,000
Bank overdraft	1,749,153	1,101,172
Accounts payable	4,318,930	2,500,559
Accrued expenses	1,732,658	1,014,260

Total current liabilities	13,800,741	10,615,991

Long-term debt	45,500,000	51,500,000

Total liabilities	59,300,741	62,115,991

Members' capital	40,757,192	38,720,402

Total liabilities and members' capital	$100,057,933	$100,836,393

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Statements of Operations

For the years 2005, 2004, and 2003

	2005	2004	2003
Net sales	$63,045,346	$65,407,297	$48,742,748

Costs and expenses
Cost of sales	51,934,379	52,964,187	47,113,717
Depreciation	5,813,703	5,971,145	5,260,323
Selling, general, and administrative expenses	2,482,422	2,277,860	2,044,833
Net loss/(gain) on asset dispositions	(281,693)	220,030	529,770

Total costs and expenses	59,948,811	61,433,222	54,948,643

Income/(loss) from operations	3,096,535	3,974,075	(6,205,895)

Interest income	33,515	185,714	184,134
Loss on extinguishment of debt	—	(216,709)	—
Interest and other debt expense	(2,843,260)	(2,916,903)	(3,733,029)
Estimated tax-exempt issue settlement	(312,000)

Net Income/(loss)	$(25,210)	$1,026,177	$(9,754,790)

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Statements of Cash Flows

For the years 2005, 2004, 2003

	2005	2004	2003
Cash flows from operating activities
Net income/(loss)	$(25,210)	$1,026,177	$(9,754,790)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation expense	5,813,703	5,971,145	5,260,323
Net loss/(gain) on dispositions of assets	(281,693)	220,030	529,770
Amortization of deferred debt costs	135,439	202,899	245,407
Loss on extinguishment of debt	—	216,709	—
Changes in current assets and liabilities, other than cash and cash equivalents
Increase in accounts receivable - Temple Inland	(763,027)	(922,445)	(515,781)
(Increase)/decrease in other receivables	(4,981)	6,863	11,284
(Increase)/decrease in inventories	(1,560,366)	288,723	(345,808)
(Increase)/decrease in prepaid expenses and other current assets	(62,903)	238,816	(3,941)
Increase in accounts payable	1,818,371	385,484	192,313
Increase/(decrease) in accrued expenses	718,398	(332,860)	394,995

Net cash provided by/(used in) operating activities	5,787,731	7,301,541	(3,986,228)

Cash flows from investing activities
Capital expenditures requiring cash	(4,933,565)	(4,067,512)	(2,885,249)
Insurance proceeds from involuntary conversion	2,445,288

Net cash used in investing activities	(2,488,277)	(4,067,512)	(2,885,249)

Cash flows from financing activities
Increase/(decrease) in bank overdraft	647,981	1,101,172	(1,534,997)
Cost of debt issuance	—	(457,082)	—
(Increase)/decrease in debt service reserve funds - net	—	3,520,663	(35,828)
(Increase)/decrease in bond sinking funds - net	—	23,059,443	(9,109,446)
Proceeds from long-term debt	—	30,000,000	—
Principal payments on long-term debt	(6,000,000)	(61,500,000)	—
Capital contributions by members	9,662,000	3,230,000	18,153,625
Capital distributions to members	(7,600,000)	(2,800,000)	—

Net cash provided by/(used in) financing activities	(3,290,019)	(3,845,804)	7,473,354

Net increase/(decrease) in cash and cash equivalents	9,435	(611,775)	601,877

Cash and cash equivalents, beginning of period	3,859	615,634	13,757

Cash and cash equivalents, end of period	$13,294	$3,859	$615,634

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Statements of Members' Capital

For the years 2005, 2004, and 2003

Balance at December 28, 2002	$28,865,390
Net loss	(9,754,790)
Capital contributions	18,153,625

Balance at January 3, 2004	37,264,225
Net loss income	1,026,177
Capital contributions	3,230,000
Capital distributions	(2,800,000)

Balance at January 1, 2005	38,720,402
Net loss loss	(25,210)
Capital contributions	9,662,000
Capital distributions	(7,600,000)

Balance at December 31, 2005	$40,757,192

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 31, 2005

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

Accounting Period

The Company’s fiscal year is the 52 or 53-week period ending the Saturday closest to December 31. Fiscal years 2005, 2004, and 2003, ended on December 31, 2005, January 1, 2005, and January 3, 2004, respectively. Reference to years in these financial statements relate to fiscal years rather than calendar years.

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

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 31, 2005

Note 1 – Summary of Significant Accounting Policies (continued)

Routine maintenance and repairs are charged to operating expense, while costs of equipment upgrades and replacements are capitalized. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts and the difference between the net book value of the asset and proceeds from disposition is recognized as a gain or loss.

Long-lived assets are accounted for under Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are recognized if the estimated fair value of the assets is less than its carrying value. The Company recorded no such impairment in 2005, 2004 or 2003.

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

Impact of Recent Accounting Pronouncements

In November 2004, the FASB release SFAS 151, Inventory Costs, which requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2004. The adoption of SFAS 151 did not have a material effect on the Company’s financial statements.

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

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 31, 2005

Note 1 – Summary of Significant Accounting Policies (continued)

In March 2005, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, and is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement requires all changes in accounting principles to be accounted for by retrospective application to the financial statements for prior periods unless it is impracticable to do so. SFAS 154 carries forward previously issued guidance with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will consider this in future years, as applicable.

Use of Estimates

Management of the Company has made a number of estimates and assumptions, relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2005 presentation format.

Note 2 – Liquidity

Prior to 2004, the Company had incurred continued significant operating losses and accordingly required substantial financial support from its members. While management anticipates profitable operations in future years, continued support from the members may be required to ensure the Company is able to meet its obligations as they become due. The members have committed to provide such support to the Company if needed.

Note 3 – Inventories

Inventories at year-end consisted of the following:

	2005	2004
Raw materials	$276,630	$183,170
Work in progress / finished goods	2,135,783	1,261,040
Spare parts	2,300,338	1,751,430
Operating materials and supplies	200,280	157,025

	$4,913,031	$3,352,665

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 31, 2005

Note 4 – Property, Plant, and Equipment

Property, plant, and equipment at year-end consisted of the following:

	2005	2004
Land	$331,789	$331,789
Buildings	7,523,093	7,523,093
Land improvements	2,952,380	2,727,653
Machinery and equipment	108,257,580	105,168,802
Vehicles	39,721	32,955
Construction-in-progress	442,069	2,387,187
Capitalized spare parts	1,920,544	1,757,400

	121,467,176	119,928,879
Less: accumulated depreciation	(31,309,396)	(26,727,366)

	$90,157,780	$93,201,513

Depreciation expense totaled $5,813,703, $5,971,145, and $5,260,323 for 2005, 2004, and 2003, respectively.

Note 5 – Indebtedness and Financing Arrangements

Long-term debt at year-end consisted of the following:

	2005	2004
Union County, Arkansas Taxable Industrial Development Revenue Bonds (Del-Tin Fiber Project) 1998 Series due October 1, 2027	$29,000,000	$29,000,000

SunTrust Bank Five-year term loan agreement at LIBOR plus 1.5% (5.64% at December 31, 2005) Interest and principal payable quarterly through September 1, 2009	22,500,000	28,500,000

Total long-term debt	51,500,000	57,500,000

Current installments of long-term debt	(6,000,000)	(6,000,000)

Long-term debt, excluding current installments	$45,500,000	$51,500,000

The Bonds

In December 1998, the Bonds were issued by Union County, Arkansas, in the amount of $60,000,000, to finance the completion of the construction of the Company’s MDF plant, as well as the acquisition, construction, and improvement of certain sewerage and solid waste disposal facilities related to the Company’s MDF plant. Neither the State of Arkansas nor Union County, Arkansas have any liability

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 31, 2005

Note 5 – Indebtedness and Financing Arrangements (continued)

under the Bonds. The Company and Union County contemporaneously entered into a lease agreement (the “Lease Agreement”) that obligated the Company to make lease payments in an amount necessary to fund the debt service on the Taxable Bonds. The Bonds were payable solely from the proceeds of the letters of credit issued to support the respective Bonds and from company payments under the Loan Agreement and the Lease Agreement with Union County, Arkansas. The Company has also unconditionally guaranteed the payment of all amounts owing under the Bonds to the bondholders. The Company’s indebtedness has been presented in these financial statements as though the Company was directly liable for the Bonds. If the bonds are not remarketed as allowed under the agreement, the letters of credit and the commitment of the Lenders are available to support repayment.

The Bonds currently bear interest at a variable rate determined weekly by the remarketing agent of the respective Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The interest rate on the Taxable Bonds at year-end 2005 was

4.35 percent and 2.4 percent in 2004.

As a result of the Company’s debt refinancing on August 26, 2004, $31,000,000 of these bonds were retired on September 1, 2004, with the Lease Agreement remaining in place.

The Credit Facility

On August 26, 2004, the Company entered into a Letter of Credit and Term Loan Agreement (“Credit Agreement”) with SunTrust Bank and a group of other domestic banks (the “New Lenders”), in order to refinance a portion of the Company’s existing debt. Under the new Credit Agreement, the New Lenders, on August 26, 2004, loaned Del-Tin $30,000,000 which is repayable over five years in equal quarterly installments, beginning in the fourth quarter of 2004. The funds provided from this term note were used, together with the existing balance in the Company’s debt service reserve and bond sinking fund accounts, to retire, in their entirety, the 1997 Series A and Series B revenue bonds, and $31,000,000 of the outstanding Taxable Bonds. In addition, under the Credit Agreement a letter of credit in the amount of $29,689,000 was issued on the Company’s behalf to support the remaining balance of the Taxable Bonds of $29,000,000. This letter of credit commitment expires on August 25, 2007. Consistent with the previous Credit Facility, under the new debt facility, substantially all of the Company’s assets are pledged to the New Lenders as security for the Credit Agreement.

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

Scheduled maturities of long-term debt for the next four years are, $6,000,000 in 2006, $6,000,000 in 2007, $6,000,000 in 2008, and $4,500,000 in 2009.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 31, 2005

Note 5 – Indebtedness and Financing Arrangements (continued)

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

The Company is subject to certain restrictive covenants in connection with the Bonds and its Credit Facility and was in compliance with such covenants as of December 31, 2005 and January 1, 2005.

Note 6 – Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at year-end 2005 and 2004. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$13,294	$13,294	$3,859	$3,859
Trade accounts receivable	4,119,843	4,119,843	3,356,816	3,356,816
Other receivables	24,687	24,687	19,706	19,706

Financial liabilities
Bank overdraft	1,749,153	1,749,153	1,101,172	1,101,172
Accounts payable	4,318,930	4,318,930	2,500,559	2,500,559
Accrued expenses	1,732,658	1,732,658	1,014,260	1,014,260
Long-term debt	51,500,000	51,500,000	57,500,000	57,500,000

The carrying amounts shown in the table are included in the balance sheets under the indicated captions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and cash equivalents, trade accounts receivable, other receivables, bank overdraft, accounts payable, and accrued expenses — The carrying amounts approximate fair value because of the short maturity of these instruments.

•	Long-term debt — The carrying amount approximates fair value since the interest paid fluctuates with changes in current market rates.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 31, 2005

Note 7 – Lease Commitments

The Company is obligated under noncancelable operating leases for various equipment.

As of December 31, 2005 future minimum lease commitments under noncancelable operating leases consisted of the following:

2006	$ 62,295
2007	$30,690
2008	$26,839
2009	$20,746
2010	$8,850

Rent expense for all operating leases was $137,247 in 2005, $278,315 in 2004, and $246,208 in 2003.

Note 8 – Related-Party Transactions

The Company is assessed a fee for marketing services provided by Temple-Inland. This expense amounted to $1,709,490 in 2005, $1,822,752 in 2004, and $1,348,960 in 2003, and is included in selling, general, and administrative expenses in the accompanying statements of operations. The Company is also assessed a fee for computer services by Temple-Inland. This fee amounted to $37,500 in 2005, and $75,000 in 2004 and 2003, and is included in selling, general, and administrative expenses in the accompanying statements of operations. Del-Tin also paid Temple-Inland a freight differential on shavings received from Potlatch in the amount of $115,055 in 2005 and $188,056 in 2004. This amount is included in the raw material cost. As of December 31, 2005 and January 1, 2005, there was an outstanding amount of $1,242,932 and $1,071, respectively, payable to Temple-Inland, which is included in accounts payable on the accompanying balance sheet. This includes $1,244,101 in freight charges. No outstanding freight charges were payable at year-end for 2004.

Under the terms of the MDF Marketing Agreement, the Company’s sales are processed by Temple-Inland. A corresponding receivable is recorded by the Company equal to the outstanding trade receivable balance maintained by Temple-Inland. Funds are transferred to the Company from Temple-Inland based on previous weeks sales. All credit risk relating to the Company’s trade receivables remains with Temple-Inland. As of December 31, 2005 and January 1, 2005, the Company’s balance due from Temple-Inland relating to the trade receivables was $4,119,843 and $3,356,816, respectively.

The Company purchases raw materials from Deltic. Total purchases of raw materials amounted to approximately $3,867,759 in 2005, $3,890,000 in 2004, and $4,071,427 in 2003. In relation to these purchases, the Company had outstanding balances payable to Deltic of $81,193 at December 31, 2005 and $64,289 at January 1, 2005, which are included in accounts payable on the accompanying balance sheet.

The Company had sales of MDF to Temple-Inland totaling $127,688 in 2005, $138,931 in 2004, and $1,134,998 in 2003, which are included in net sales in the accompanying statements of operations.

Note 9 – Supplemental Cash Flows Disclosures

Interest paid was $2,781,248 in 2005, $2,963,999 in 2004, and $3,523,962 in 2003.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 31, 2005

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

Note 11 – Involuntary Conversion

On January 16, 2005, a fire occurred in the fiber storage area of the plant and spread to the forming area causing severe damage to plant and equipment. Production was suspended during the period of restoration. The plant resumed operations on February 9, 2005. The cost of the physical damage, business interruption, and extra expense was $4,829,454. After deductible of $1,000,000, the amount of the insurance claim and proceeds received during 2005 was $3,829,454. The gain on the involuntary conversion of nonmonetary assets to monetary assets received was $890,365 and is reflected in the Company’s 2005 statement of operations as net loss/(gain) on asset dispositions. The insurance proceeds from business interruption and reimbursement of expenses was $737,460 and $646,706, respectively, and is reflected in the Company’s 2005 statement of operations as cost of sales.

Note 12 – Contingencies

During 2005, Del-tin was contacted by the Internal Revenue Service (IRS) in relation to their efforts to contest tax exempt status of bonds issued by several manufacturing companies, such tax exempt status being dependent upon proceeds of the bonds being used to construct waste disposal energy systems as defined by the IRS. Rather than pursuing related taxes from the bondholders, the IRS is pursuing monies from the issuers of the bonds. This issue is related to the Company’s 1997 tax-exempt bonds, which were paid off in 2004.

The Company has engaged in settlement discussions with the IRS and, based on the status of those discussions and the Company’s analysis of its ultimate exposure in this matter, the Company has accrued $312,000, which represents the Company’s estimate of the probable liability to be incurred. The expense is reflected in the Company’s 2005 statement of operations as estimated tax-exempt issue settlement and in the year-end 2005 balance sheet in accrued expenses.

Upon reaching a settlement with the IRS, which is expected in the first half of 2006, the bonds would remain classified as tax exempt and the bondholders would not be liable for any related income taxes.

Schedule 1

DEL-TIN FIBER L.L.C.

Schedule 1 - Supplemental Information Concerning Cost of Sales

For the years of 2005, 2004, and 2003

(Unaudited)

	2005	2004	2003
Cost of raw wood	$10,039,285	$10,675,337	$9,933,524
Cost of other raw materials	12,750,502	11,767,877	9,175,790
Change in inventories	(874,743)	612,234	(425,294)
Freight	6,696,675	5,522,032	4,334,012
Salaries, labor, and benefits	5,678,144	6,184,210	6,546,949
Utilities	5,986,547	5,631,801	5,429,925
Gas	1,773,280	2,104,310	2,043,867
Fuel	2,248,131	2,525,219	2,123,262
Maintenance and repairs	3,259,879	2,906,351	3,050,770
Operating materials and supplies	2,618,670	2,428,720	2,157,311
Other	1,758,009	2,606,096	2,743,601

	$51,934,379	$52,964,187	$47,113,717

Unaudited — see accompanying report of independent registered public accounting firm.

