Form 10-Q
period 2006-03-31
DELTIC TIMBER CORP
filed 2006-05-08
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

            Large accelerated filer ☐             Accelerated filer ☒             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒.

Number of shares of Common Stock, $.01 Par Value, outstanding at March 31, 2006, was 12,400,765.

TABLE OF CONTENTS - FIRST QUARTER 2006 FORM 10-Q REPORT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	March 31, 2006	Dec. 31, 2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,267	1,637
Trade accounts receivable	8,054	6,243
Allowance for doubtful accounts	(37)	(38)
Other receivables	22	719
Inventories	7,254	7,676
Prepaid expenses and other current assets	1,910	3,096

Total current assets	19,470	19,333

Investment in real estate held for development and sale	36,823	38,286
Investment in Del-Tin Fiber	4,902	4,186
Investments and noncurrent receivables	2,164	2,061
Timber and timberlands - net	211,837	210,978
Property, plant, and equipment - net	40,698	40,235
Deferred charges and other assets	1,156	1,248

Total assets	$317,050	316,327

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$16	24
Trade accounts payable	4,559	6,652
Accrued taxes other than income taxes	1,744	1,305
Income taxes payable	697	—
Deferred revenues and other accrued liabilities	4,131	4,325

Total current liabilities	11,147	12,306

Long-term debt	71,000	74,500
Deferred tax liabilities - net	9,346	9,995
Guarantee of indebtedness of Del-Tin Fiber	2,415	2,588
Other noncurrent liabilities	18,957	18,694
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	72,701	73,431
Retained earnings	141,236	138,333
Unamortized restricted stock awards	—	(1,879)
Treasury stock	(9,478)	(11,367)
Accumulated other comprehensive income	(402)	(402)

Total stockholders’ equity	204,185	198,244

Total liabilities and stockholders’ equity	$317,050	316,327

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

Three Months Ended March 31,

(Thousands of dollars, except per share amounts)

	2006	2005
Net sales	$41,246	39,435

Costs and expenses
Cost of sales	26,399	26,822
Depreciation, amortization, and cost of fee timber harvested	3,738	2,957
General and administrative expenses	3,819	3,324

Total costs and expenses	33,956	33,103

Operating income	7,290	6,332

Equity in Del-Tin Fiber	363	(715)
Interest income	34	25
Interest and other debt expense	(1,392)	(1,403)
Other income/(expense)	52	—

Income before income taxes	6,347	4,239

Income taxes	(2,514)	(1,692)

Net income	$3,833	2,547

Earnings per common share
Basic	$.31	.21
Assuming dilution	$.31	.21

Dividends declared per common share	$.075	.0625

Average common shares outstanding (thousands)	12,367	12,227

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31,

(Thousands of dollars)

	2006	2005
Operating activities
Net income	$3,833	2,547
Adjustments to reconcile net income to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	3,738	2,957
Deferred income taxes	(527)	(229)
Real estate costs recovered upon sale	1,860	1,923
Equity in Del-Tin Fiber	(363)	715
Stock-based compensation expense	285	—
Net increase/(decrease) in provisions for pension and other postretirement benefits	279	257
(Increase)/decrease in operating working capital other than cash and cash equivalents	(780)	931
Other - net	436	110

Net cash provided by operating activities	8,761	9,211

Investing activities
Capital expenditures requiring cash	(3,894)	(5,409)
Net change in purchased stumpage inventory	(2,037)	(1,624)
Advances to Del-Tin Fiber	(525)	(2,455)
Other - net	383	281

Net cash required by investing activities	(6,073)	(9,207)

Financing activities
Proceeds from borrowings	—	4,000
Repayments of notes payable and long-term debt	(3,508)	(708)
Common stock dividends paid	(929)	(765)
Proceeds from stock option exercises	1,744	209
Excess tax benefits from stock-based compensation	635	—
Other	—	61

Net cash provided/(required) by financing activities	(2,058)	2,797

Net increase/(decrease) in cash and cash equivalents	630	2,801
Cash and cash equivalents at January 1	1,637	859

Cash and cash equivalents at March 31	$2,267	3,660

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31,

(Thousands of dollars)

	2006	2005
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2006 and 2005	128	128

Capital in excess of par value
Balance at beginning of year	73,431	71,483
Exercise of stock options	304	50
Tax benefits on stock options	635	43
Amortization to expense	285	—
Transition to SFAS No. 123 (R)	(1,553)	—
Restricted stock forfeitures	127	—
Restricted stock awards	(528)	509

Balance at end of period	72,701	72,085

Retained earnings
Balance at beginning of year	138,333	128,516
Net income	3,833	2,547
Common stock dividends	(930)	(765)

Balance at end of period	141,236	130,298

Unamortized restricted stock awards
Balance at beginning of year	(1,879)	(924)
Stock awards	—	(1,254)
Amortization to expense	—	117
Transition to SFAS No. 123 (R)	1,879	—

Balance at end of period	—	(2,061)

Treasury stock
Balance at beginning of year – 499,372 and 605,401 shares, respectively	(11,367)	(13,772)
Shares purchased – 7 in 2006 and none in 2005	—	—
Forfeited restricted stock – 2,324 in 2006 and none in 2005	(127)	—
Shares issued for incentive plans – 88,589 and 40,641 shares, respectively	2,016	924

Balance at end of period – 413,114 and 564,760 shares, respectively	(9,478)	(12,848)

Accumulated other comprehensive income	(402)	(12)

Total stockholders’ equity	$204,185	187,590

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited, except for December 31, 2005)

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

The financial statements in Deltic’s 2005 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior period amounts have been reclassified to conform with 2006 presentation format.

Note 2 – Impact of Recently Effective Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) effective January 1, 2006. (For additional information regarding the adoption of SFAS No. 123 (R), see Note 4 – Stock-Based Compensation.)

In March 2006, the FASB issued SFAS No. 156, Accounting for Services of Financial Assets. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The effective date of SFAS No. 156 is generally as of the start of the first fiscal year beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its consolidated financial statements.

Note 3 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended March 31,
(Thousands, except per share amounts)	2006	2005
Net income	$3,833	2,547

Weighted average number of common shares used in basic EPS	12,367	12,227
Effect of dilutive stock options	112	93

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,479	12,320

Earnings per common share
Basic	$.31	.21
Assuming dilution	$.31	.21

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited, except for December 31, 2005)

Note 4 – Stock-Based Compensation

Deltic currently has a stock incentive plan that allows the Company to grant (1) stock options, (2) restricted stock and restricted units, (3) performance units, and (4) other stock-based awards to executives, other key employees, and nonemployee directors. This plan replaced the Company’s previous stock incentive plan in 2002. No further awards will be made under the previous plan. These plans are discussed in more detail in Note 13 – Incentive Plans in Deltic’s 2005 annual report on Form 10-K.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.

123 (R), Share-Based Payment, which requires companies to account for share-based payment transactions using a fair value-based method and recognize the related expense in the results of operations. Prior to the adoption of SFAS No. 123 (R), as permitted by SFAS No. 123, Deltic accounted for share-based payments to employees using the recognition and measurement principles of the Accounting Principles Board’s Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and the related interpretations in accounting for those plans. Share-based employee compensation expense was accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123 (R) allowed companies to choose one of two transition methods: (1) the modified prospective transition method or (2) the modified retrospective method. The Company chose to use the modified prospective transition methodology and, accordingly, Deltic has not restated the results of prior periods.

Under the fair value recognition provisions of SFAS No. 123 (R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. For valuation of stock options granted subsequent to the adoption of SFAS No. 123 (R), Deltic elected to use a binomial model to estimate fair value. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant. For restricted stock performance units subsequent to our adoption of SFAS No. 123 (R), the Monte Carlo simulation is being used to estimate fair value. For all awards subsequent to the adoption of SFAS No. 123, the Company will recognize compensation cost on a straight-line basis over the requisite service period.

Determination of the appropriate fair value model and related assumptions requires estimates of stock price volatilities, forfeiture rates, and expected option terms. The expected volatility rates are estimated based on the historical and implied volatilities of Deltic’s common stock. The expected option term represents the average time that options that ultimately vest are expected to be outstanding and is based on the vesting provisions and historical exercise, cancellation, and expiration patterns. The Company estimates pre-vesting forfeitures when recognizing compensation based on historical rates and forward-looking factors. These assumptions will be updated at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

Deltic issues restricted stock performance units whose vesting is contingent upon meeting certain financial performance goals based upon the Company’s total stockholder return compared to the total return of a Paper and Forest Products Index (“the Index”) selected by the Compensation Committee and calculated by Standard and Poor’s. Determining the appropriate amount to expense is based on likelihood of achievement of the stated goals and requires judgement, including forecasting future financial results. This estimate is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of change. If the financial performance goals are not met, no compensation cost is required and any previously recognized compensation cost is reversed.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited, except for December 31, 2005)

Note 4 – Stock-Based Compensation (Cont.)

The adoption of SFAS No. 123 (R) had an impact on the Company’s results of operations. The Consolidated Statement of Income for the three months ended March 31, 2006, included $285,000 of stock-based compensation expense reflected in General and Administrative Expenses.

SFAS No. 123 (R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement reduced net operating cash flows and increased net financing cash flows by $635,000. The cumulative effect related to outstanding restricted stock awards as of December 31, 2005, which are not expected to vest based on an estimate of forfeitures, was not material.

Assumptions for the 2006 and 2005 valuation of stock options and restricted stock performance units consisted of the following:

	2006		2005
Expected volatility	28.97%		31.54%
Dividend rate	0.76%		0.81%
Expected term of options	6.27	years	5.00	years
Risk-free interest rate	4.43%		3.83%

The expected volatility rate was estimated based on equal weighting of the historical volatility of Deltic common stock over the eight-year trading life and the implied volatilities of Deltic common stock. The expected term was estimated based on the Company’s historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rates are based on the rate for U.S. Treasury zero coupon bonds over the term of the option. The expected dividend yield is Deltic’s average dividend yield from 2002 to 2005.

The pre-vesting forfeiture rate used for the three months ended March 31, 2006, was 4.5 percent, which was based on historical rates and forward-looking factors. As required under SFAS No. 123 (R), over time the Company will adjust the estimated forfeiture rate to agree with actual experience.

For the three months ended March 31, 2005, Deltic accounted for stock-based compensation under the intrinsic value method of APB 25. The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, consisted of the following:

(Thousands, except per share amounts)	March 31, 2005
Net income/(loss), as reported	$2,547
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	116
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(188)

Pro forma net income/(loss)	$2,475

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited, except for December 31, 2005)

Note 4 – Stock-Based Compensation (Cont.)

(Thousands, except per share amounts)	March 31, 2005
Basic earnings per share
As reported	$.21
Pro forma	$.20
Dilutive earnings per share
As reported	$.21
Pro forma	$.20

Stock Options – A summary of stock options as of March 31, 2006, and changes during the three month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	318,871	$29.61

Granted	30,956	53.75
Exercised	(65,376)	26.38
Forfeiture expired	(2,395)	40.45

Outstanding at March 31, 2006	282,056	$31.55	6.7	—

Exercisable at March 31, 2006	195,347	$28.21	5.8	—

The weighted-average grant-date fair value of stock options granted during the first three months ended March 31, 2006 was $53.75. There was no intrinsic value of options exercised during the three months ended March 31, 2006. The Company has a policy of issuing treasury stock to satisfy stock option exercises.

Restricted Stock and Restricted Stock Units – A summary of unvested restricted stock as of March 31, 2006, and changes during the three months then ended is as follows:

Unvested Restricted Stock	Shares	Weighted Average Current-Date Fair Value
Unvested at January 1, 2006	36,903	$37.70

Granted	12,992	53.23
Vested	—	—
Forfeited	(1,089)	41.36

Unvested at March 31, 2006	48,806	$41.75

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited, except for December 31, 2005)

Note 4 – Stock-Based Compensation (Cont.)

As of March 31, 2006, there was $1,474,000 of unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.8 years. No restricted stock vested during the three months ended March 31, 2006.

Performance Units – A summary of unvested restricted stock performance units as of March 31, 2006, and changes during the three months then ended is as follows:

Unvested Restricted Stock Performance Units	Shares	Weighted Average Fair Value
Unvested at January 1, 2006	28,339	$39.03

Granted	10,221	55.93
Vested	—	—
Forfeited	(1,235)	42.54

Unvested at March 31, 2006	37,325	$43.54

As of March 31, 2006, there was $1,224,000 of unrecognized compensation cost related to unvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.9 years. No restricted stock performance units vested during the three months ended March 31, 2006.

Note 5 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	Mar. 31, 2006	Dec. 31, 2005
Logs	$2,567	3,091
Lumber	4,233	4,244
Materials and supplies	454	341

	$7,254	7,676

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited, except for December 31, 2005)

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

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60,000,000 of its $89,000,000 industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30,000,000 which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29,689,000 to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($25,345,000 at March 31, 2006) of Del-Tin’s obligations under its credit agreement. This new credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17,500,000, the production support agreement, and the need for the series of one-year operating working capital commitments being fully extinguished.

In 2005 the Company adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). In accordance with FIN 45, Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000 and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. Simultaneously, the offsetting amount which represents the difference between the Company’s recorded investment in Del-Tin Fiber and its underlying equity in the net assets of the joint venture is being amortized over the same period as the guarantee. The amortization of the guarantee and the basis difference are netted for purposes of financial reporting and result in no net income statement effect. At March 31, 2006, Deltic’s remaining liability regarding the guarantee was $2,415,000.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited, except for December 31, 2005)

Note 6 – Investment in Del-Tin Fiber (cont.)

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the three months ended March 31 consisted of the following:

(Thousands of dollars)	Mar. 31, 2006	Dec. 31, 2005
Condensed Balance Sheet Information
Current assets	$9,902	9,507
Property, plant, and equipment - net	88,727	90,158
Other noncurrent assets	366	393

Total assets	$98,995	100,058

Current liabilities	$12,462	13,801
Long-term debt	44,000	45,500
Members’ capital	42,533	40,757

Total liabilities and members’ capital	$98,995	100,058

	Three Months Ended March 31,
(Thousands of dollars)	2006	2005
Condensed Income Statement Information
Net sales	$16,599	9,981

Costs and expenses
Cost of sales	12,891	9,434
Depreciation	1,529	1,110
General and administrative expenses	685	514
Gain on involuntary conversion of assets	—	(799)

Total costs and expenses	15,105	10,259

Operating income/(loss)	1,494	(278)
Interest income	16	4
Interest and other debt expense	(785)	(656)
Other income/(loss)	—	(501)

Net income/(loss)	$725	(1,431)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited, except for December 31, 2005)

Note 7 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	Mar. 31, 2006	Dec. 31, 2005
Purchased stumpage inventory	$3,158	1,121
Timberlands	80,387	80,334
Fee timber	203,090	202,462
Logging facilities	1,805	1,803

	288,440	285,720
Less accumulated cost of fee timber harvested and facilities depreciation	(76,603)	(74,742)

	$211,837	210,978

Note 8 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	Mar. 31, 2006	Dec. 31, 2005
Land	$125	125
Land improvements	4,592	4,584
Buildings and structures	9,445	9,191
Machinery and equipment	82,628	80,662

	96,790	94,562
Less accumulated depreciation	(56,092)	(54,327)

	$40,698	40,235

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited, except for December 31, 2005)

Note 9 – Employee and Retiree Benefit Plans

The components of net periodic retirement expense and other postretirement benefits expense for the three months ended March 31 consisted of the following:

	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2006	2005	2006	2005
Service cost	$258	201	131	93
Interest cost	323	305	137	124
Expected return on plan assets	(277)	(242)	—	—
Amortization of prior service cost	13	13	20	5
Amortization of net loss	62	33	5	15

Net periodic benefit cost	379	310	293	237
Cost of special termination benefits	—	—	—	—

Total expense	$379	310	293	237

Note 10 – Supplemental Cash Flow Disclosures

The Company had neither income tax payments or refunds in the 2006 and 2005 periods. Interest paid, net of amounts capitalized, was $148,000 and $250,000 in the first three months of 2006 and 2005, respectively.

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for the three months ended March 31 consisted of the following:

(Thousands of dollars)	2006	2005
Trade accounts receivable	$(1,812)	(172)
Other receivables	330	1
Inventories	422	(515)
Prepaid expenses and other current assets	1,524	223
Trade accounts payable	(2,093)	(605)
Accrued taxes other than income taxes	346	273
Income taxes payable	697	1,579
Deferred revenues and other accrued liabilities	(194)	147

	$(780)	931

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited, except for December 31, 2005)

Note 11 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2006	2005
Net sales
Woodlands	$12,313	9,738
Mills	30,885	30,238
Real Estate	4,820	5,034
Eliminations*	(6,772)	(5,575)

	$41,246	39,435

Income before income taxes
Operating income
Woodlands	$8,519	6,840
Mills	1,546	1,739
Real Estate	691	1,020
Corporate	(3,475)	(3,034)
Eliminations	9	(233)

Operating income	7,290	6,332
Equity in Del-Tin Fiber	363	(715)
Interest income	34	25
Interest and other debt expense	(1,392)	(1,403)
Other income	52	—

	$6,347	4,239

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,920	1,317
Mills	1,630	1,447
Real Estate	145	146
Corporate	43	47

	$3,738	2,957

Capital expenditures
Woodlands	$791	1,119
Mills	2,223	2,692
Real Estate	865	1,544
Corporate	15	54

	$3,894	5,409

*	Intersegment sales of timber from Woodlands to Mills.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited, except for December 31, 2005)

Note 12 – Contingencies

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

Due to this contingent component of the transaction, no gain will be recorded in the Company’s Consolidated Statement of Income unless fee simple title of the property is transferred from the Company. As a result of the October 11 deposit of the $3,830,000 into Deltic’s bank account, a long-term deferred liability equal to these cash proceeds received are included in the Company’s Consolidated Balance Sheet in Other noncurrent liabilities ended March 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded net income of $3.8 million for the first quarter of 2006 compared to $2.5 million for the same period of 2005. All three operating segments of the Company – Woodlands, Mills, and Real Estate – contributed to the current-quarter earnings. Deltic’s Woodlands segment continued its role as the established core operation of the Company during the first quarter, providing $8.5 million in operating income. The Company’s Mills segment earned $1.6 million in 2006’s first quarter, a decrease of $.1 million when compared to the corresponding quarter of 2005. Finished lumber sales price decreased $6 per thousand board feet, or two percent, to $364. Lumber sales volume increased from 68.8 million board feet to 71.7 million in the current quarter due primarily to an 11 percent increase in lumber production resulting mainly from an improvement in hourly lumber productivity rates. The Real Estate segment earned $.7 million in the first quarter of 2006, which compares to $1 million for the same quarter of 2005. Results for the 2005 period included a sale of .99 acres of commercial property at $632,600 per acre, while no commercial sales occurred in the first quarter of 2006. Residential lot sales totaled 27 lots, a decrease of 10 compared to the first quarter of 2005, but the average lot price of $105,100 increased $32,700 per lot, or 45 percent, due primarily to sales mix. Deltic owns a 50 percent interest in Del-Tin Fiber L.L.C. and Deltic’s share of income was $.3 million for the first quarter of 2006 compared to a loss of $.7 million for the same period in 2005.

With the exception of its diversification in real estate development, Deltic is primarily a wood products producer operating in a commodity-based business environment. This environment is affected by a number of factors, including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. Housing starts in the U.S. and Canada remained steady due to historically low mortgage interest rates. The high demand for softwood lumber products experienced in 2005 has continued in the first quarter of 2006, but has shown signs of weakening and price erosion. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its wood products. Therefore, the Company will continually seek to improve controllable costs and expenses from its manufacturing process. Sales of real estate are affected by general economic conditions and interest rates, specifically as such factors are manifested in the Company’s operating area of central Arkansas.

For the first quarter of 2006, pine sawtimber harvest levels increased 34,713 tons, to 213,915, when compared to the first quarter of 2005. The Company plans to keep 2006’s total pine sawtimber harvest volume comparable to the level in 2005. Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the size or existence of markets for manufactured lumber and other wood products. Activities to sell timberland identified as having a higher and better use or as being non-strategic continue. However, Deltic will consider these sales only to the extent that the returns on these transactions meet increased expectations; there were no timberland sales during the first quarter of 2006. Timberland designated as higher and better use consists of tracts with market values that exceed the land’s worth as a timber growing platform. Non-strategic timberland is composed primarily of tracts too small to allow efficient timber management, those geographically isolated from other Company fee lands, and acreage otherwise not deemed strategic to Deltic’s operations or growth.

For the Mills segment, the small decline in lumber prices for the first quarter of 2006 had little impact on operating strategies and financial results. As with any commodity market, the Company expects the historical volatility to continue in the future; however, the pending resolution of the trade dispute with Canada regarding imports of softwood lumber could help to stabilize the markets for the Company’s lumber products. Deltic also continues efforts to improve sales realizations through product and customer mix enhancement, as well as being focused on increased efficiency and reduced cost structure. The Company continues to anticipate that a significant percentage of logs supplied to both of its sawmills will come from strategically located Company fee timberlands.

Sales activity levels for the Company’s real estate developments are affected by economic conditions that influence the level of housing starts in the central Arkansas region, including general economic conditions and interest rates. New residential construction in the west Little Rock speculative home market has shown signs of the impact of higher interest rates, energy cost, and building material cost. In Deltic’s three active developments, Chenal Valley, Red Oak Ridge, and Chenal Downs, a total of 27 lots were sold. The Company had 189 developed lots in Chenal Valley, 81 in Red Oak Ridge and 18 in Chenal Downs uncommitted as of March 31, 2006, and future development activity will be dependent upon the demand for the Company’s residential lots.

During 2004, the Company disclosed plans for a 1,170-acre, 187 lot, upscale residential development, The Ridges at Nowlin Creek, on a portion of its land holdings located within the Highway 10 growth corridor west of Chenal Valley. A portion of the development is located within the watershed of Lake Maumelle, a principal source of drinking water for Little Rock. Due to this environmentally sensitive locale, the Company’s plans included the most modern, and proven, best management practices to create a low-impact development in order to protect water quality in the lake. Even though the local water utility has commissioned the preparation of a new watershed management plan, which supposedly will reflect current scientific principles that would likely be compatible with the Company’s low-impact development plans, in 2005, the utility filed its petition in the Circuit Clerk of Pulaski County, Arkansas, to condemn that portion of the development within the lake’s watershed, and deposited its estimate of just compensation for the land taken. The condemned property includes all of 99 lots, parts of an additional 20 lots, and proposed access to seven lots. Under Arkansas law, Deltic has the right, and has initiated proceedings, to have a jury determine the true amount of just compensation for the taking of the lands, as well as other damages. The trial of this matter is scheduled to begin in 2006. Under Arkansas statutes, as interpreted by its courts, condemnation proceedings of this nature by a municipal utility do not vest fee simple title to the land until the utility pays the final judgement of just compensation determined in the case. Should the utility decide not to pay the final judgement, possession and full title is returned to Deltic and the utility is liable for damages during the period Deltic is dispossessed of its property, in addition to legal costs incurred by the landowner. The commencement of this action has caused activities at the Ridges at Nowlin Creek development to be postponed pending the outcome of the action. Should the utility determine to pay the final judgement, the Company will need to further assess the viability of proceeding with development of lots in the development’s remaining acreage. (For further discussion, refer to Note 12 to the consolidated financial statements.)

The reported average sales price for residential lots for a specific period is largely dependent upon the mix of lot sales in that period. The average residential lot sales price for the first quarter of 2006 rose due to sales mix when compared to the same period a year ago. Deltic’s lot development plans provide for a mix of lot offerings that represent most real estate market segments for planned communities.

Commercial real estate sales activity is by nature less predictable than residential activity. There were no commercial sales during the first quarter of 2006 versus a .99-acre site sold during the first quarter of 2005. With the number of residents in Chenal Valley, and other west Little Rock areas, growing steadily and momentum created from previous sales of commercial acreage in the development, interest in the Company’s remaining commercial acreage remains strong. On April 6, 2004, RED Development LLC announced plans for “The Promenade at Chenal”, a 48-acre, open-air, lifestyle shopping center. (The sales contract regarding this site originally was scheduled to close before the end of 2004. However, as is the inherent unpredictable nature of commercial real estate sales, the initial contract has been extended and is now scheduled to close in 2006. Some extensions of similar contracts in the past have been followed by the termination of the commercial contract.) In addition, the Real Estate segment had no sales of undeveloped real estate property within Chenal Valley in the first quarter of 2006 versus the sale of 6.73 acres during the prior-year period. Unlike residential lots and commercial acres, undeveloped real estate property is not directly marketed by the Company, and sales of such property have been historically sporadic in nature and are usually initiated by inquiry from a potential purchaser. No commercial acreage is included in the Chenal Downs or the planned Ridges at Nowlin Creek developments. Red Oak Ridge is planned to include approximately 80 acres of commercial property. The Company will begin to develop and offer commercial sites as this development’s population density increases.

Operating results for Del-Tin Fiber are affected by the overall MDF market and the plant’s operating performance. While there has been a slight decline in the overall MDF market price, Del-Tin has continued to successfully increase its percentage of higher priced thin-board production. The plant has also been able to maintain the operating performance improvement that began in 2004 and continued in 2005 once the plant recovered from the effects of the fire that occurred in the first quarter of 2005. For the first quarter of 2006, Deltic’s share of Del-Tin Fiber’s net income was $363,000 versus a loss of $715,000 in the first quarter of 2005. The loss in the 2005 period was due primarily to the fire. This incident curtailed production for three and a half weeks and reduced performance during the first quarter of 2005.

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended March 31, 2006 and 2005. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Quarter Ended March 31,
(Millions of dollars, except per share amounts)	2006	2005
Net sales
Woodlands	$12.3	9.7
Mills	30.9	30.2
Real Estate	4.8	5.0
Eliminations	(6.8)	(5.5)

Net sales	$41.2	39.4

Operating income and net income
Woodlands	$8.5	6.8
Mills	1.6	1.7
Real Estate	.7	1.0
Corporate	(3.5)	(3.0)
Eliminations	—	(0.2)

Operating income	7.3	6.3
Equity in Del-Tin Fiber	.3	(0.7)
Interest income	—	—
Interest and other debt expense	(1.4)	(1.4)
Other income	.1	—
Income taxes	(2.5)	(1.7)

Net income	$3.8	2.5

Earnings per common share
Basic	$.31	.21
Assuming dilution	$.31	.21

Consolidated

The $1.3 million increase in net income was the result of improved financial results for the Company’s Woodlands segment, partially offset by a reduction in lumber sales price per MBF for the mills, a lack of commercial real estate sales activity, and increased Corporate operating expense.

Operating income increased $1 million. The Woodlands segment increased $1.7 million due primarily to increased pine sawtimber harvest levels at a nine percent higher average per ton pine sawtimber price when compared to the first quarter of 2005. Deltic’s Mills segment operations decreased $.1 million due mainly to a $6, or two percent, per thousand board feet (“MBF”) decrease in the average lumber sales price combined with a four percent increase in lumber sales volume. Real Estate operating income decreased $.3 million primarily due to the prior-year quarter benefitting from sales of commercial and undeveloped real estate. Corporate operating expense increased $.5 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended March 31,
	2006	2005
Net sales (millions of dollars)
Pine sawtimber	$10.0	7.7
Pine pulpwood	.8	.7
Hardwood sawtimber	.1	—
Hardwood pulpwood	.1	.1

Sales volume (thousands of tons)
Pine sawtimber	213.9	179.2
Pine pulpwood	87.6	71.5
Hardwood sawtimber	2.0	—
Hardwood pulpwood	19.2	9.6

Sales price (per ton)
Pine sawtimber	$47	43
Pine pulpwood	8	10
Hardwood sawtimber	29	—
Hardwood pulpwood	6	8

Net sales increased $2.6 million. Sales of pine sawtimber increased $2.3 million due to a 19 percent higher sales volume at a $4 per ton higher average sales price. Despite the segment’s increase in net sales, the cost of fee timber harvested remained relatively flat due primarily to the mix of pine sawtimber harvest volume by Company. The improvement in operating results was due primarily to the increase in net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended March 31,
	2006	2005
Net sales (millions of dollars)
Lumber	$26.1	25.5
Residual by-products	3.7	3.7

Lumber
Finished production (MMBF)	70.3	63.1
Sales volume (MMBF)	71.7	68.8
Sales price (per MBF)	364	370

Net sales increased $.6 million, or two percent, due primarily to higher lumber sales volumes. Average sales price decreased two percent, or $6 per MBF. Operating income was essentially unchanged from the first quarter of 2005.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended March 31,
	2006	2005
Net sales (millions of dollars)
Residential lots	$2.8	2.8
Commercial acreage	—	.6
Undeveloped acreage	—	.4
Chenal Country Club	1.2	1.1

Sales volume
Residential lots	27	37
Commercial acres	—	1
Undeveloped acres	—	7

Average sales price (thousands of dollars)
Residential lots	$105	72
Commercial acres	—	633
Undeveloped acres	—	64

Net sales decreased $.2 million due primarily to a reduction in sales of commercial and undeveloped acres. While the number of residential lots sold decreased by ten lots, the average price per lot increased 45 percent due to sales mix. The decrease in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $.5 million was due primarily to higher incentive plan expense related to the adoption of SFAS No. 123 (R) and increased salaries and benefits.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $1.3 million to $6.8 million. The increase was due primarily to increased volume as the Company’s sawmills increased the percentage of log receipts coming into their log yards from Company fee timberlands.

Equity in Del-Tin Fiber

For the first quarter of 2006, Deltic’s equity in Del-Tin Fiber was $.3 million compared to a loss of $.7 million for the same period of 2005. Results for the first quarter of 2005 includes the loss sustained by a fire at the plant on January 16, 2005, and the resulting production curtailment during the quarter.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended March 31,
	2006	2005
Net sales (millions of dollars)	$16.6	10.0
Finished production (MMSF)	39.8	23.4
Board sales (MMSF)	41.0	24.4
Sales price (per MSF)	$405	409

Income Taxes

The effective income tax rate was 40 percent for both the 2006 and 2005 periods.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $8.8 million for the first three months of 2006 compared to $9.2 million for the same period in 2005. Changes in operating working capital, other than cash and cash equivalents, required cash of $.8 million in the 2006 period, but provided cash of $.9 million in 2005. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $3.9 million in the current-year period and $5.4 million a year ago. Capital expenditures by segment consisted of the following:

	Three Months Ended March 31,
	2006	2005
(Thousands of dollars)
Woodlands	$791	1,119
Mills	2,223	2,692
Real Estate	865	1,544
Corporate	15	54

Capital expenditures	$3,894	5,409

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations used cash of $2 million in 2006 and $1.6 million in 2005. The Company made advances to Del-Tin Fiber of $1 million and received cash of $.5 million, resulting in net advances of $.5 million during the current period, which decreased $2 million from the corresponding period of 2005. The decrease in net advances to Del-Tin Fiber was due primarily to the costs to repair fire damage in the plant during the first quarter of 2005 and to the corresponding production curtailment at the facility. In 2006, Deltic made repayments of debt of $3.5 million. In 2005, Deltic borrowed $4 million and made repayments of debt of $.7 million. Deltic paid dividends on common stock of $.9 million during the current period, slightly higher than the $.8 million paid in 2005. This increase in dividend payments reflects the Company’s increase in its quarterly dividend payment announced and implemented during the third quarter of 2005. In 2006, proceeds from stock option exercises amounted to $1.7 million, an increase of $1.5 million when compared to 2005.

Financial Condition

Working capital totaled $8.3 million at March 31, 2006, and $7 million at December 31, 2005. Deltic’s working capital ratio at March 31, 2006, was 1.75 to 1, compared to 1.57 to 1 at the end of 2005. Cash and cash equivalents at the end of the first quarter of 2006 were $2.3 million compared to $1.6 million at the end of 2005. During the first three months of 2006, total indebtedness of the Company decreased by $3.5 million. Deltic’s long-term debt to stockholders’ equity ratio was .348 to 1 at March 31, 2006, compared to .376 to 1 at year-end 2005.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, in addition to expanding lumber production as market conditions allow and developing real estate at Chenal Valley and Red Oak Ridge.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. As of March 31, 2006, the Company had expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share; no shares have been purchased in 2006 under this program. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

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

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($25.3 million at March 31, 2006) of Del-Tin’s obligations under its credit agreement. This new credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17.5 million, the production support agreement and the one-year commitment being fully extinguished.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. In accordance with FIN 45, Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and has included this non-cash amount in the Company’s March 31, 2005 Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At March 31, 2006, Deltic’s remaining liability regarding the guarantee was $2.4 million.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 12 to the consolidated financial statements included in the Company’s 2005 annual report on Form 10-K.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2006	2007 to 2008	2009 to 2010	After 2010
Contractual cash payment obligations
Real estate development infrastructure	$2.8	.3	2.5	—	—
Long-term debt	71.0	—	43.3	14.4	13.3
Interest on debt[1]	16.0	3.4	8.9	2.7	1.0
Retirement plans	4.6	1.1	1.7	1.8	—
Other postretirement benefits	7.5	.4	.8	1.1	5.2
Other long-term liabilities	6.9	.3	4.5	.5	1.6

	$108.8	5.5	61.7	20.5	21.1

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$25.3	2.2	20.9	2.2	—
Timber cutting agreements	.8	.2	.6	—	—
Operating leases	.2	—	.1	.1	—
Letters of credit	.5	.2	.1	.2	—

	$26.8	2.6	21.7	2.5	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2005 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 2 to the consolidated financial statements.)

Outlook

Pine sawtimber harvest levels are expected to be 125,000 to 150,000 tons in the second quarter of 2006 and 550,000 to 575,000 tons for the year. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 75 to 85 million board feet for the second quarter and 300 to 315 million board feet for the year. Residential lot sales are projected to be 25 to 35 lots and 140 to 175 lots for the second quarter and the year, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk”, in Item 7A of Part II of its 2005 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

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

Based on their evaluation as of March 31, 2006, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2005 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
Jan. 1 through Jan. 31, 2006	—	—	—	$7,851,000
Feb. 1 through Feb. 28, 2006	—	—	—	$7,851,000
Mar. 1 through Mar. 31, 2006	—	—	—	$7,851,000

[1]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. There is no stated expiration date regarding this authorization.

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

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date: May 3, 2006
Ray C. Dillon, President
(Principal Executive Officer)

	/s/ Clefton D. Vaughan	Date: May 3, 2006
Clefton D. Vaughan, Vice President,
Finance and Administration
(Principal Financial Officer)

	/s/ Kenneth D. Mann	Date: May 3, 2006
Kenneth D. Mann, Controller
(Principal Accounting Officer)