Form 10-K/A
period 2005-12-31
DELTIC TIMBER CORP
filed 2006-06-28
CIK 1022469

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act    Yes  ☐    No  ☒.

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒.

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