Form 10-Q
period 2006-06-30
DELTIC TIMBER CORP
filed 2006-08-04
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares of Common Stock, $.01 Par Value, outstanding at June 30, 2006, was 12,406,265.

TABLE OF CONTENTS - SECOND QUARTER 2006 FORM 10-Q REPORT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	June 30, 2006	Dec. 31, 2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,498	1,637
Trade accounts receivable	7,722	6,243
Allowance for doubtful accounts	(37)	(38)
Other receivables	509	719
Inventories	5,664	7,676
Prepaid expenses and other current assets	3,690	3,096

Total current assets	23,046	19,333

Investment in real estate held for development and sale	37,840	38,286
Investment in Del-Tin Fiber	4,974	4,186
Investments and noncurrent receivables	1,672	2,061
Timber and timberlands - net	211,096	210,978
Property, plant, and equipment - net	40,718	40,235
Deferred charges and other assets	1,091	1,248

Total assets	$320,437	316,327

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$8	24
Trade accounts payable	4,418	6,652
Accrued taxes other than income taxes	2,051	1,305
Deferred revenues and other accrued liabilities	5,674	4,325

Total current liabilities	12,151	12,306

Long-term debt	70,000	74,500
Deferred tax liabilities - net	8,303	9,995
Guarantee of indebtedness of Del-Tin Fiber	2,243	2,588
Other noncurrent liabilities	21,515	18,694
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	73,083	73,431
Retained earnings	142,769	138,333
Unamortized restricted stock awards	—	(1,879)
Treasury stock	(9,353)	(11,367)
Accumulated other comprehensive income	(402)	(402)

Total stockholders’ equity	206,225	198,244

Total liabilities and stockholders’ equity	$320,437	316,327

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$41,410	45,980	82,656	85,415

Costs and expenses
Cost of sales	29,542	29,896	55,941	56,718
Depreciation, amortization, and cost of fee timber harvested	3,317	2,881	7,055	5,838
General and administrative expenses	4,098	3,107	7,917	6,431

Total costs and expenses	36,957	35,884	70,913	68,987

Operating income	4,453	10,096	11,743	16,428
Equity in Del-Tin Fiber	808	738	1,171	23
Interest income	107	135	141	160
Interest and other debt expense	(1,345)	(1,457)	(2,737)	(2,860)
Other income/(expense)	95	(3)	147	(3)

Income/(loss) before income taxes	4,118	9,509	10,465	13,748
Income taxes	(1,656)	(3,136)	(4,170)	(4,828)

Net income/(loss)	$2,462	6,373	6,295	8,920

Earnings per common share
Basic	$.20	.52	.51	.73
Assuming dilution	$.20	.52	.50	.72

Dividends declared per common share	$.0750	.0625	.1500	.1250

Average common shares outstanding (thousands)	12,401	12,249	12,384	12,238

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30,

(Thousands of dollars)

	2006	2005
Operating activities
Net income	$6,295	8,920
Adjustments to reconcile net income to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	7,055	5,838
Deferred income taxes	(2,354)	(1,264)
Real estate costs recovered upon sale	4,316	5,932
Timberland costs recovered upon sale	62	7
Equity in Del-Tin Fiber	(1,171)	(23)
Stock-based compensation expense	595	—
Net increase/(decrease) in provisions for pension and other postretirement benefits	335	395
(Increase)/decrease in operating working capital other than cash and cash equivalents	1,030	(507)
Other - net	3,038	1,359

Net cash provided/(required) by operating activities	19,201	20,657

Investing activities
Capital expenditures requiring cash	(11,487)	(14,445)
Net change in purchased stumpage inventory	(1,278)	(429)
Advances to Del-Tin Fiber	(1,662)	(3,228)
Distributions from Del-Tin Fiber	1,700	1,400
Other - net	1,386	760

Net cash provided/(required) by investing activities	(11,341)	(15,942)

Financing activities
Proceeds from borrowings	—	6,000
Repayments of notes payable and long-term debt	(4,516)	(7,716)
Common stock dividends paid	(1,859)	(1,531)
Proceeds from stock option exercises	1,880	246
Excess tax benefits from stock-based compensation	496	—
Other	—	58

Net cash provided/(required) by financing activities	(3,999)	(2,943)

Net increase/(decrease) in cash and cash equivalents	3,861	1,772
Cash and cash equivalents at January 1	1,637	859

Cash and cash equivalents at June 30	$5,498	2,631

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30,

(Thousands of dollars)

	2006	2005
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of period in 2006 and 2005	128	128

Capital in excess of par value
Balance at beginning of year	73,431	71,483
Exercise of stock options	315	58
Tax benefits on stock options	696	45
Amortization to expense	595	—
Transition to SFAS No. 123 (R)	(1,553)	—
Restricted stock awards	(528)	546
Restricted stock forfeitures	127	—

Balance at end of period	73,083	72,132

Retained earnings
Balance at beginning of year	138,333	127,188
Net income	6,295	8,920
Common stock dividends declared	(1,859)	(1,531)

Balance at end of period	142,769	134,577

Unamortized restricted stock awards
Balance at beginning of year	(1,879)	(924)

Stock awards	—	(1,292)

Amortization to expense	—	271
Transition to SFAS No. 123 (R)	1,879	—

Balance at end of period	—	(1,945)

Treasury stock
Balance at beginning of year – 499,372 and 605,401 shares, respectively	(11,367)	(13,772)
Shares purchased – 7 shares in 2006 and none in 2005	—	—
Forfeited restricted stock – 2,324 shares in 2006 and none in 2005	(127)	—
Shares issued for incentive plans – 94,089 and 42,016 shares, respectively	2,141	956

Balance at end of period – 407,614 and 563,385 shares, respectively	(9,353)	(12,816)

Accumulated other comprehensive income	(402)	(12)

Total stockholders’ equity	$206,225	192,064

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006

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

The financial statements in Deltic’s 2005 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain prior period amounts have been reclassified to conform with the 2006 presentation format.

Note 2 – Impact of Recently Effective Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Share-Based Payment, effective January 1, 2006. (For additional information regarding the adoption of SFAS No. 123 (R), see Note 4 – Stock-Based Compensation.)

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Income Tax Uncertainties. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition measurement of a tax position taken or expected to be taken in a tax return. The effective date of FASB Interpretation No. 48 is generally as of the start of the first fiscal year beginning after December 15, 2006. The Company does not expect the adoption of FASB Interpretation No. 48 to have a material effect on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force of FASB reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. The effective date of Issue No. 06-3 is for financial reports for interim and annual periods that begin after December 15, 2006. Issue No. 06-3 will have no effect on the Company’s consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited, except for December 31, 2005)

Note 3 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share amounts)	2006	2005	2006	2005
Net income	$2,462	6,373	6,295	8,920

Weighted average number of common shares used in basic EPS	12,401	12,249	12,384	12,238
Effect of dilutive stock options	79	55	115	70

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,480	12,304	12,499	12,308

Earnings per common share
Basic	$.20	.52	.51	.73
Assuming dilution	$.20	.52	.50	.72

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), which requires companies to account for share-based payment transactions using a fair value-based method and recognize the related expense in the results of operations. Prior to the adoption of SFAS No. 123 (R), as permitted by SFAS No. 123, Deltic accounted for share-based payments to employees using the recognition and measurement principles of the Accounting Principles Board’s Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and the related interpretations in accounting for those plans. Share-based employee compensation expense was accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123 (R) allowed companies to choose one of two transition methods: (1) the modified prospective transition method or (2) the modified retrospective method. The Company chose to use the modified prospective transition methodology and, accordingly, Deltic has not restated the results of prior periods.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited, except for December 31, 2005)

Note 4 – Stock-Based Compensation (cont.)

Under the fair value recognition provisions of SFAS No. 123 (R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. For valuation of stock options granted subsequent to the adoption of SFAS No. 123 (R), Deltic elected to use a binomial model to estimate fair value. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant. For restricted stock performance units subsequent to our adoption of SFAS No. 123 (R), the Monte Carlo simulation is being used to estimate fair value. For all awards subsequent to the adoption of SFAS No. 123 (R), the Company will recognize compensation cost on a straight-line basis over the requisite service period.

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

The adoption of SFAS No. 123 (R) had an impact on the Company’s results of operations. The Consolidated Statement of Income for the three months and six months ended June 30, 2006, included $310,000 and $595,000, respectively, of stock-based compensation expense reflected in General and Administrative Expenses.

SFAS No. 123 (R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement reduced net operating cash flows and increased net financing cash flows for the six months ended June 30, 2006 by $496,000. The cumulative effect related to outstanding restricted stock awards as of December 31, 2005, which are not expected to vest based on an estimate of forfeitures, was not material.

Assumptions for the 2006 and 2005 valuation of stock options and restricted stock performance units consisted of the following:

	2006	2005
Expected volatility	28.97%	31.54%
Dividend rate	0.76%	0.81%
Expected term of options	6.27 years	5.00 years
Risk-free interest rate	4.43%	3.83%

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited, except for December 31, 2005)

Note 4 – Stock-Based Compensation (Cont.)

The expected volatility rate was estimated based on equal weighting of the historical volatility of Deltic common stock over the nine-year trading life and the implied volatilities of Deltic common stock. The expected term was estimated based on the Company’s historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rates are based on the rate for U.S. Treasury zero coupon bonds over the term of the option. The expected dividend yield is Deltic’s average dividend yield from 2002 to 2005.

The pre-vesting forfeiture rate used for the six months ended June 30, 2006, was 4.5 percent, which was based on historical rates and forward-looking factors. As required under SFAS No. 123 (R), over time the Company will adjust the estimated forfeiture rate to agree with actual experience.

For the three months and six months ended June 30, 2005, respectively, Deltic accounted for stock-based compensation under the intrinsic value method of APB 25. The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, consisted of the following:

(Thousands, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income/(loss), as reported	$6,373	8,920
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	147	263
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(212)	(399)

Pro forma net income/(loss)	$6,308	8,784

Basic earnings per share
As reported	$.52	.73
Pro forma	$.51	.72
Dilutive earnings per share
As reported	$.52	.72
Pro forma	$.51	.71

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited, except for December 31, 2005)

Note 4 – Stock-Based Compensation (Cont.)

Stock Options – A summary of stock options as of June 30, 2006, and changes during the six-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	318,871	$29.61

Granted	30,956	53.75
Exercised	(70,876)	26.26
Forfeited/expired	(3,271)	32.27

Outstanding at June 30, 2006	275,680	$31.71	6.6	—

Exercisable at June 30, 2006	188,971	$28.39	5.7	—

The weighted-average grant-date fair value of stock options granted during the first six months ended June 30, 2006 was $53.75. There was no intrinsic value of options exercised during the six months ended June 30, 2006. The Company has a policy of issuing treasury stock to satisfy stock option exercises.

Restricted Stock and Restricted Stock Units – A summary of unvested restricted stock as of June 30, 2006, and changes during the six-month period then ended are presented below:

Unvested Restricted Stock	Shares	Weighted Average Current-Date Fair Value
Unvested at January 1, 2006	36,903	$37.70

Granted	12,992	53.23
Vested	—	—
Forfeited	(1,089)	41.36

Unvested at June 30, 2006	48,806	$41.75

As of June 30, 2006, there was $1,363,000 of unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.5 years. No restricted stock vested during the six months ended June 30, 2006.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited, except for December 31, 2005)

Note 4 – Stock-Based Compensation (Cont.)

Performance Units – A summary of unvested restricted stock performance units as of June 30, 2006, and changes during the six-month period then ended are presented below:

Unvested Restricted Stock Performance Units	Shares	Weighted Average Fair Value
Unvested at January 1, 2006	28,339	$39.03

Granted	10,221	55.93
Vested	—	—
Forfeited	(1,235)	42.54

Unvested at June 30, 2006	37,325	$43.54

As of June 30, 2006, there was $1,135,000 of unrecognized compensation cost related to unvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.6 years. No restricted stock performance units vested during the six months ended June 30, 2006.

Note 5 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2006	Dec. 31, 2005
Logs	$1,552	3,091
Lumber	3,665	4,244
Materials and supplies	447	341

	$5,664	7,676

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

June 30, 2006

(Unaudited, except for December 31, 2005)

Note 6 – Investment in Del-Tin Fiber (cont.)

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60,000,000 of its $89,000,000 industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30,000,000, repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29,689,000 to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($24,595,000 at June 30, 2006) of Del-Tin’s obligations under its credit agreement. This new credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17,500,000, the production support agreement, and the need for the series of one-year operating working capital commitments being fully extinguished.

The Company has adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). In accordance with FIN 45, Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000 and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. Simultaneously, the offsetting amount which represents the difference between the Company’s recorded investment in Del-Tin Fiber and its underlying equity in the net assets of the joint venture is being amortized over the same period as the guarantee. The amortization of the guarantee and the basis difference are netted for purposes of financial reporting and result in no net income statement effect. At June 30, 2006, Deltic’s remaining liability regarding the guarantee was $2,243,000.

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the periods ended June 30 consisted of the following:

(Thousands of dollars)	June 30, 2006	Dec. 31, 2005
Condensed Balance Sheet Information
Current assets	$10,654	9,507
Property, plant, and equipment - net	87,437	90,158
Other noncurrent assets	339	393

Total assets	$98,430	100,058

Current maturities of long-term debt	$6,000	6,000
Other current liabilities	6,907	7,801
Long-term debt	42,500	45,500
Members’ capital/(deficit)	43,023	40,757

Total liabilities and members’ capital/(deficit)	$98,430	100,058

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited, except for December 31, 2005)

Note 6 – Investment in Del-Tin Fiber (cont.)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2006	2005	2006	2005
Condensed Income Statement
Information
Net sales	$17,017	15,659	33,616	25,640

Costs and expenses
Cost of sales	12,338	11,185	25,229	19,820
Depreciation	1,431	1,599	2,960	2,709
General and administrative expenses	742	648	1,427	1,162
Gain on involuntary conversion of assets	—	76	—	875

Total costs and expenses	14,511	13,508	29,616	24,566

Operating income/(loss)	2,506	2,151	4,000	1,074
Interest income	22	6	38	10
Interest and other debt expense	(840)	(698)	(1,625)	(1,354)
Other income/(loss)	(71)	18	(71)	316

Net income/(loss)	$1,617	1,477	2,342	46

Note 7 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2006	Dec. 31, 2005
Purchased stumpage inventory	$2,399	1,121
Timberlands	81,312	80,334
Fee timber	203,499	202,462
Logging facilities	1,873	1,803

	289,083	285,720
Less accumulated costs of fee timber harvested and facilities depreciation	(77,987)	(74,742)

	$211,096	210,978

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited, except for December 31, 2005)

Note 8 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2006	Dec. 31, 2005
Land	$125	125
Land improvements	4,804	4,584
Buildings and structures	9,490	9,191
Machinery and equipment	84,050	80,662

	98,469	94,562
Less accumulated depreciation	(57,751)	(54,327)

	$40,718	40,235

Note 9 – Employee and Retiree Benefit Plans

The components of net periodic retirement expense and other postretirement benefits expense for the periods ended June 30 consisted of the following:

	Three Months Ended June 30,
	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2006	2005	2006	2005
Service cost	$258	200	131	93
Interest cost	323	305	137	124
Expected return on plan assets	(277)	(242)	—	—
Amortization of prior service cost	13	13	20	4
Amortization of net (gain)/loss	62	34	5	16

Net periodic benefit cost	$379	310	293	237

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited, except for December 31, 2005)

Note 9 – Employee and Retiree Benefit Plans (cont.)

	Six Months Ended June 30,
	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2006	2005	2006	2005
Service cost	$516	400	263	186
Interest cost	647	610	275	248
Expected return on plan assets	(554)	(484)	—	—
Amortization of prior service cost	26	26	39	8
Amortization of net (gain)/loss	123	68	9	32

Net periodic benefit cost	$758	620	586	474

The Company recorded $822,000 ($494,000 net of income taxes) of previously unaccrued vacation obligations in the quarter ended June 30, 2006.

Note 10 – Supplemental Cash Flow Disclosures

Income taxes paid, net of refunds, were $4,887,000 and $4,307,000 in the 2006 and 2005 periods, respectively. Interest paid, net of amounts capitalized, was $2,442,000 and $2,776,000 in the first six months of 2006 and 2005, respectively.

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for the six months ended June 30 consisted of the following:

(Thousands of dollars)	2006	2005
Trade accounts receivable	$(1,481)	(1,875)
Other receivables	(157)	638
Inventories	2,012	(1,383)
Prepaid expenses and other current assets	538	344
Trade accounts payable	(2,234)	790
Accrued taxes other than income taxes	845	553
Income taxes payable	—	806
Deferred revenues and other accrued liabilities	1,507	(380)

	$1,030	(507)

For the six months ended June 30, 2006, the Company recorded $3,376,000 in cash flows provided by operating activities, which were from deferred mineral lease bonus receipts. Of this amount, $954,000 is included in cash flows provided by changes in operating working capital other than cash and $2,422,000 is included in cash flows provided by other operating activities. There were no such items in the corresponding 2005 period.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited, except for December 31, 2005)

Note 11 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2006	2005	2006	2005
Net sales
Woodlands	$9,880	9,201	22,193	18,939
Mills	30,867	31,810	61,752	62,048
Real Estate	6,630	10,060	11,450	15,094
Eliminations*	(5,967)	(5,091)	(12,739)	(10,666)

	$41,410	45,980	82,656	85,415

Income/(loss) before income taxes
Operating income
Woodlands	$6,378	6,615	14,897	13,455
Mills	(585)	3,058	961	4,797
Real Estate	1,449	3,458	2,140	4,478
Corporate	(3,238)	(2,855)	(6,713)	(5,889)
Eliminations	449	(180)	458	(413)

Operating income	4,453	10,096	11,743	16,428
Equity in Del-Tin Fiber	808	738	1,171	23
Interest income	107	135	141	160
Interest and other debt expense	(1,345)	(1,457)	(2,737)	(2,860)
Other income/(expense)	95	(3)	147	(3)

	$4,118	9,509	10,465	13,748

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,450	1,261	3,370	2,578
Mills	1,678	1,438	3,308	2,885
Real Estate	147	141	292	287
Corporate	42	41	85	88

	$3,317	2,881	7,055	5,838

Capital expenditures
Woodlands	$1,452	1,962	2,243	3,081
Mills	2,617	3,362	4,840	6,054
Real Estate	3,638	3,692	4,503	5,236
Corporate	33	20	48	74

	$7,740	9,036	11,634	14,445

*	Intersegment sales of timber from Woodlands to Mills

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006

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

Upon application by Deltic, on October 11, 2005, the funds were transferred into the Company’s bank account. Deltic has initiated proceedings to have a jury determine the true amount of just compensation for the lands, as well as bringing before the Court a challenge to the propriety of the action. The court hearing regarding this matter is scheduled to begin later in 2006. Under Arkansas statutes, as interpreted by its courts, condemnation proceedings of this nature by a municipal utility, do not vest fee simple title to the land, until the utility pays the final judgement of just compensation in the case. Should the utility decide not to pay the final judgement, possession and full title is returned to Deltic and the utility is liable for damages during the period Deltic is dispossessed of its property and legal fees.

Due to this contingent component of the transaction, no gain will be recorded in the Company’s Consolidated Statement of Income unless fee simple title of the property is transferred from the Company. As a result of the October 11 deposit of the $3,830,000 into Deltic’s bank account, a long-term deferred revenue liability equal to these cash proceeds received are included in the Company’s Consolidated Balance Sheet in Other Noncurrent Liabilities ended June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded net income of $2.5 million for the second quarter of 2006 compared to $6.4 million for the same period of 2005. Deltic’s Woodlands segment provided $6.4 million in operating income during the second quarter, maintaining its role as the established core operation of the Company. The Company’s Mills segment reported an operating loss of $.6 million in 2006’s second quarter, compared to income of $3.1 million in the corresponding quarter of 2005. Finished lumber sales prices continued to decline in the second quarter of 2006, and the price per thousand board feet (“MBF”) dropped $50, or 13 percent, to $335. Lumber sales volumes increased from 69.3 million board feet to 78.2 million in the quarter due to achieving improvements in hourly lumber production rates during the second quarter of 2006. The Real Estate segment earned $1.4 million in operating income for the second quarter of 2006, which compares to $3.5 million for the same quarter of 2005. Residential lot sales totaled 32 lots, a decrease of 58 when compared to the second quarter of 2005. The average lot price of $121,400 increased $33,000 per lot, or 37 percent, due primarily to sales mix. Deltic owns a 50 percent interest in Del-Tin Fiber L.L.C., and Deltic’s share of the joint venture’s income for the second quarter of 2006 was $.9 million compared to $.7 million for the same period in 2005.

With the exception of its diversification in real estate development, Deltic is primarily a wood products producer operating in a commodity-based business environment. This environment is affected by a number of factors, including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. During the course of the second half of 2005 and first six months of 2006, the Federal Reserve has steadily increased the Federal Funds Rate in an effort to gradually slow economic growth and hold inflation in check. These increases have raised mortgage interest rates, which have slowed housing starts and decreased mortgage application rates in 2006. Consequently, the high demand and pricing levels for softwood lumber products experienced during 2004 and 2005 have been declining during 2006. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its wood. Therefore, the Company will continue to focus on increasing efficiencies, while reducing controllable manufacturing cost. Sales of real estate are affected by general economic conditions and interest rates, specifically as such factors are manifested in the Company’s operating area of central Arkansas. The rise in mortgage interest rates has been the primary cause of the reduction in Deltic’s residential lot sales for 2006.

For the second quarter of 2006, pine sawtimber harvest levels decreased 2,033 tons, to 153,807 tons, when compared to the second quarter of 2005. Pine sawtimber harvest levels for the six months ending June 30, 2006 increased 10 percent, to 367,722 tons, when compared to the same period of last year; however, the Company plans to keep 2006’s total pine sawtimber harvest volume comparable to the level in 2005. Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the size or existence of markets for manufactured lumber and other wood products. Recent advances in technology and increased pricing levels for natural gas have resulted in the economic viability of expanded natural gas exploration within the state of Arkansas. One current area of activity, known as the “Fayetteville Shale Play”, is an unconventional natural gas reservoir spread across multiple Arkansas counties. During the second quarter of 2006, Deltic leased natural gas drilling rights on approximately 9,800 net mineral acres within the boundaries of the Fayetteville Shale Play area as currently defined by the Arkansas Oil & Gas Commission. When combined with similar leases from 2005, the total net mineral acres leased to-date is just over 25,000 acres. The Company has leased most of its mineral acres within the Fayetteville Shale Play, as currently defined by the Arkansas Oil & Gas Commission. The ultimate benefit to Deltic from these mineral leases is contingent on the successful extraction and sale of natural gas from the area. Activities to sell timberland identified as having a higher and better use or as being non-strategic remain in place. However, Deltic continues to consider these sales only to the extent that the returns on these transactions meet increased expectations. Timberland designated as higher and better use consists of tracts with market values that exceed the land’s worth as a timber growing platform. Non-strategic timberland consists primarily of tracts too small to allow efficient timber management, those geographically isolated from other Company fee lands, and acreage otherwise not deemed strategic to Deltic’s operations or growth.

The Mills’ segment has encountered a declining lumber market which caused the average sales price per MBF to decrease $50, or 13 percent, to $335 in the second quarter of 2006, from the second quarter average of $385 per MBF in 2005. The average sales price for the first six months of 2006 is down $29 per MBF from the corresponding period in 2005 to an average of $349 per MBF. The Company remains pleased with the improved efficiencies within its sawmills, which have provided a benefit during the current year in the form of reduced unit direct manufacturing cost. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future. The Company continues to anticipate that a significant percentage of logs supplied to both of its sawmills will come from strategically located Company fee timberlands.

The Real Estate segment closed the sale of 32 residential lots during the second quarter, a reduction of 58 residential lots when compared to the same quarter in 2005. The average sales price per lot increased 37 percent when compared to the same quarter last year. The reported average sales price for residential lots for a specific period is dependent upon the mix of lot sales in that period. Deltic’s lot development plans provide for a mix of lot offerings that represent most real estate market segments for planned communities. Sales activity levels for the Company’s real estate developments are affected by economic conditions that influence the level of housing starts in the central Arkansas region, including general economic conditions and interest rates. As previously mentioned, mortgage rates continued to increase in 2006, which has lowered the demand for residential lots in the Company’s Chenal Valley development. Appropriately, planned capital expenditures for residential lot development has been reduced for 2006, and the Company’s current plans are to develop only 76 more lots within Chenal Valley in 2006, construction of which had already begun before the slowdown in lot sales had begun to occur. In Deltic’s other two active developments, Red Oak Ridge and Chenal Downs, a total of 6 lots were sold, leaving 67 developed lots in Red Oak Ridge and 16 in Chenal Downs uncommitted as of June 30, 2006. Chenal Downs is fully developed and Deltic does not plan to develop any additional lots within Red Oak Ridge in 2006. Future annual development activity will be dependent upon the demand for the Company’s residential lots.

During 2004, the Company disclosed plans for a 1,170-acre, 187 lot, upscale residential development, The Ridges at Nowlin Creek, on a portion of its land holdings located within the Highway 10 growth corridor west of Chenal Valley. A portion of the development is located within the watershed of Lake Maumelle, a principal source of drinking water for Little Rock. Due to this environmentally sensitive locale, the Company’s plans included the most modern, proven, and best management practices to create a low-impact development in order to protect water quality in the lake. Even though the local water utility has commissioned the preparation of a new watershed management plan, which supposedly will reflect current scientific principles that would likely be compatible with the Company’s low-impact development plans, in 2005, the utility filed its petition in the Circuit Clerk of Pulaski County, Arkansas, to condemn that portion of the development within the lake’s watershed, and deposited its estimate of just compensation for the land taken. The condemned property includes all of 99 lots, parts of an additional 20 lots, and proposed access to seven lots. Deltic has initiated proceedings to have a jury determine the true amount of just compensation for the taking of the lands, as well as bringing before the Court a challenge to the propriety of the action. The trial of this matter is scheduled to begin later in 2006. Under Arkansas statutes, as interpreted by its courts, condemnation proceedings of this nature by a municipal utility do not vest fee simple title to the land until the utility pays the final judgement of just compensation determined in the case. Should the utility decide not to pay the final judgement, possession and full title is returned to Deltic and the utility is liable for damages during the period Deltic is dispossessed of its property, in addition to legal costs incurred by the landowner. The commencement of this action has caused activities at the Ridges at Nowlin Creek development to be postponed pending the outcome of the action. Depending upon the outcome of this litigation, the Company will need to further assess the viability of proceeding with development of lots in the development. (For further discussion, refer to Note 12 to the consolidated financial statements.)

Commercial real estate sales activity is by nature less predictable than residential activity. No commercial sales occurred in the second quarter of 2006 or 2005. On April 6, 2004, RED Development LLC announced plans for “The Promenade at Chenal”, a 48-acre, open-air, lifestyle shopping center. The sales contract regarding this site was originally scheduled to close before the end of 2004. However, as is the inherent unpredictable nature of commercial real estate sales, the initial contract has been extended and is now scheduled to close later in 2006. Some extensions of similar contracts in the past have been followed by the termination of the commercial sale. No commercial acreage is included in the Chenal Downs or the planned Ridges at Nowlin Creek developments. Red Oak Ridge is planned to include approximately 80 acres of commercial property. The Company may begin to develop and offer commercial sites as this development’s population density increases.

Operating results for Del-Tin Fiber are affected by the overall MDF market and the plant’s operating performance. Del-Tin has benefited from an increase in the overall MDF market price and has continued to successfully increase its percentage of higher priced thin-board production. The plant has also been able to maintain the operating performance improvement from prior years. For the second quarter of 2006, Deltic’s share of Del-Tin Fiber’s net income was $.9 million compared to $.7 million in the second quarter of 2005, which included a $.4 million benefit from an insurance claim related to the first quarter 2005 fire in the plant.

Results of Operations

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended June 30, 2006 and 2005. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Quarter Ended June 30,
(Millions of dollars, except per share amounts)	2006	2005
Net sales
Woodlands	$9.9	9.2
Mills	30.9	31.8
Real Estate	6.6	10.1
Eliminations	(5.9)	(5.1)

Net sales	$41.5	46.0

Operating income/(loss) and net income/(loss)
Woodlands	$6.4	6.6
Mills	(.6)	3.1
Real Estate	1.4	3.5
Corporate	(3.2)	(2.9)
Eliminations	.4	(.2)

Operating income	4.4	10.1

Equity in Del-Tin Fiber	.9	.7
Interest income	.1	.2
Interest and other debt expense	(1.3)	(1.5)
Other income/(expense)	.1	—
Income taxes	(1.7)	(3.1)

Net income	$2.5	6.4

Earnings per common share
Basic	$.20	.52
Assuming dilution	$.20	.52

Consolidated

The $3.9 million decrease in net income from the second quarter of 2005 was the result of decreased financial results for the Company’s Woodlands, Mills, and Real Estate segments. Included in the consolidated results for the second quarter of 2006 was the impact of recording previously unaccrued vacation obligations in the amount of $.8 million, $.5 million net of income taxes. The financial results of Del-Tin Fiber improved versus the second quarter of 2005. The Woodlands and Real Estate segments experienced decreases in sales volumes, while the Mills segment had a decrease in average sales price.

Operating income decreased $5.7 million. The Woodlands segment decreased $.2 million due primarily to a decreased pine sawtimber harvest level. Deltic’s Mills segment operations declined $3.7 million due mainly to a 13 percent decline in average lumber sales price. Real Estate operating income decreased $2.1 million, primarily the result of a 64 percent decrease in the number of residential lots sold, partially offset by a higher average price per lot. Corporate operating expense increased $.3 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended June 30,
	2006	2005
Net sales (millions of dollars)
Pine sawtimber	$7.1	7.3
Pine pulpwood	.8	.7
Hardwood sawtimber	—	.2
Hardwood pulpwood	.1	.1

Sales volume (thousands of tons)
Pine sawtimber	153.8	155.8
Pine pulpwood	96.0	72.1
Hardwood sawtimber	1.7	2.5
Hardwood pulpwood	19.2	13.8

Sales price (per ton)
Pine sawtimber	$46	47
Pine pulpwood	8	9
Hardwood sawtimber	25	60
Hardwood pulpwood	4	8

Timberland
Net sales (millions of dollars)	$.2	.2
Sales volume (acres)	160	18
Sales price (per acre)	$1,047	8,546

Total net sales increased $.7 million, which was driven almost entirely by increases in pine pulpwood sales, lease income, and revenue from sales of freight charged for timber sold and delivered to other mills, partially offset by a decrease in the sales volume of pine and hardwood sawtimber. Total volumes from the sale of pulpwood increased during the second quarter of 2006; however, the benefit of this additional volume was somewhat offset by a slight decline in sales prices. Operating income decreased $.2 million due to increases in both freight expense incurred for timber sold and delivered to other mills and maintenance expenses combined with higher cost of fee timber harvested, partially offset by the increase in net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended June 30,
	2006	2005
Net sales (millions of dollars)
Lumber	$26.1	26.7
Residual by-products	3.6	3.8

Lumber
Finished production (MMBF)	74.0	67.5
Sales volume (MMBF)	78.2	69.3
Sales price (per MBF)	$335	385

Total net sales decreased $.9 million, or three percent. This decrease is due to a decreased lumber sales price of $50 per MBF, or 13 percent, which was partially offset by an increase in sales volume of nine million board feet, or 13 percent. Operating income declined $3.7 million due primarily to the lower average sales price.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended June 30,
	2006	2005
Net sales (millions of dollars)
Residential lots	$3.9	8.0
Commercial sites	—	—
Undeveloped acreage	—	—
Chenal Country Club	2.0	1.9

Sales volume
Residential lots	32	90
Commercial acres	—	—
Undeveloped acreage	—	—

Average sales price (thousands of dollars)
Residential lots	$121	88
Commercial acres	—	—
Undeveloped acreage	—	—

Total net sales decreased $3.5 million due to reductions in residential lots sold. The number of residential lots sold during the second quarter of 2006 decreased by 58 lots, or 64 percent, compared to the same quarter in 2005. The average sales price per lot increased by 37 percent due to sales mix. The decrease in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

Operating expense for Corporate functions remained relatively flat, increasing just $.3 million due primarily to higher incentive plan expense related to the adoption of SFAS No. 123 (R), Share-Based Payment.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $.8 million to $5.9 million. The increase was due to increases in both the volume and price of logs coming into Deltic’s sawmills from the Company’s fee timberlands. Logs supplied by the Woodlands segment to the Company’s sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the second quarter of 2006, equity in Del-Tin Fiber improved $.2 million due to the improvements in both MDF prices and plant operating performance when compared to the second quarter of 2005. The prior-year period benefited from a $.4 million insurance claim related to the first quarter 2005 fire in the plant.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended June 30,
	2006	2005
Net sales (millions of dollars)	$17.0	15.7
Finished production (MMSF)	36.1	39.4
Board sales (MMSF)	36.9	37.6
Sales price (per MSF)	$461	416

Average sales price increased 11 percent due to the improvements in the overall MDF market and to a change in product mix to include a greater percentage of thin board and to an increase in premium-grade production.

Income Taxes

The effective income tax rate was 40 percent and 33 percent in the 2006 and 2005 periods, respectively. The increase was primarily due to higher effective rates for state income taxes. In the second quarter of 2005, there was a reduction in the estimated valuation allowance related to accumulated state net operating loss carryforwards resulting from projections of increased future taxable income.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

In the following tables, Deltic’s net sales and results of operations are presented for the six-month periods ended June 30, 2006 and 2005. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2006	2005
Net sales
Woodlands	$22.2	18.9
Mills	61.8	62.0
Real Estate	11.4	15.1
Eliminations	(12.7)	(10.6)

Net sales	$82.7	85.4

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2006	2005
Operating income/(loss) and net income/(loss)
Woodlands	$14.9	13.4
Mills	1.0	4.8
Real Estate	2.1	4.5
Corporate	(6.7)	(5.9)
Eliminations	.4	(.4)

Operating income	11.7	16.4
Equity in Del-Tin Fiber	1.2	—
Interest income	.1	.2
Interest and other debt expense	(2.7)	(2.9)
Other income/(expense)	.2	—
Income taxes	(4.2)	(4.8)

Net income	$6.3	8.9

Earnings per common share
Basic	$.51	.73
Assuming dilution	$.50	.72

Consolidated

The $2.6 million decrease in net income was the result of declining financial results for the Company’s Mills and Real Estate segments and increased Corporate operating expense, partially offset by improvements in the operating results of the Company’s Woodlands segment and an increase in equity in Del-Tin Fiber.

Operating income decreased $4.7 million. The Woodlands segment increased $1.5 million due primarily to an increased pine sawtimber harvest level and an increased average per-ton pine sawtimber price. The Mills segment decreased $3.8 million due mainly to an eight percent decrease in average lumber sales price. Real Estate operating income decreased $2.4 million, primarily the result of a 54 percent decrease in the number of residential lots sold, partially offset by a higher average price per lot. Corporate operating expense increased $.8 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Six Months Ended June 30,
	2006	2005
Net sales (millions of dollars)
Pine sawtimber	$17.1	15.0
Pine pulpwood	1.5	1.4
Hardwood sawtimber	.1	.2
Hardwood pulpwood	.2	.2

Sales volume (thousands of tons)
Pine sawtimber	367.7	335.0
Pine pulpwood	183.5	143.5
Hardwood sawtimber	3.8	2.6
Hardwood pulpwood	38.4	23.4

	Six Months Ended June 30,
	2006	2005
Sales price (per ton)
Pine sawtimber	$46	45
Pine pulpwood	8	10
Hardwood sawtimber	27	60
Hardwood pulpwood	5	8

Timberland
Net sales (millions of dollars)	$.2	.2
Sales volume (acres)	160	18
Sales price (per acre)	$1,047	8,546

Total net sales increased $3.3 million, which was driven almost entirely by the increase in sales volume of pine sawtimber combined with an increase in the average sales price per ton. Operating income increased $1.5 million primarily as a result of the increased net sales, partially offset by a $.8 million increase in the cost of fee timber harvested due to the additional harvest volume.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Six Months Ended June 30,
	2006	2006
Net sales (millions of dollars)
Lumber	$52.3	52.2
Residual by-products	7.3	7.6

Lumber
Finished production (MMBF)	144.2	130.6
Sales volume (MMBF)	150.0	138.0
Sales price (per MBF)	$349	378

Total net sales decreased $.2 million, less than one percent, due to the segment’s eight percent lower average sales prices, being partially offset by a nine percent increase in sales volume. Total operating income for the Mills declined $3.8 million due to impact of the lower average sales price combined with the cost to produce the additional volume sold.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Six Months Ended June 30,
	2006	2005
Net sales (millions of dollars)
Residential lots	$6.7	10.6
Commercial sites	—	.6
Undeveloped acreage	—	.4
Chenal Country Club	3.3	3.0

	Six Months Ended June 30,
	2006	2005
Sales volume
Residential lots	59	127
Commercial acres	—	.99
Undeveloped acreage	—	6.7

Average sales price (thousands of dollars)
Residential lots	$114	84
Commercial acres	—	633
Undeveloped acreage	—	64

Total net sales decreased $3.7 million, or 25 percent, due to reductions in sales of residential lots and commercial and undeveloped acreage. The number of residential lots sold during 2006 decreased by 68 lots, or 54 percent, compared to 2005. The average sales price per lot increased by 36 percent due to sales mix. The decrease in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $.8 million was due primarily to increased incentive plan expense related to the adoption of SFAS No. 123 (R) and increased salaries and benefits.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $2.1 million to $12.7 million. The increase was due to increases in both the volume and price of logs coming into Deltic’s sawmills from Company fee timberlands. Logs supplied by the Woodlands segment to the Company’s sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the first six months of 2006, equity in Del-Tin Fiber was $1.2 million, an improvement of $1.2 million over break-even results for the same period last year. In 2005, Del-Tin experienced a profitable second quarter which was essentially offset by first quarter losses reported by the joint venture, as the facility’s first quarter 2005 operations were hindered by a temporary production curtailment caused by a fire sustained at the plant.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Six Months Ended June 30,
	2006	2005
Net sales (millions of dollars)	$33.6	25.6
Finished production (MMSF)	75.9	62.9
Board sales (MMSF)	77.9	62.0
Sales price (per MSF)	$431	414

Average sales price increased four percent due to the improvements in the MDF market and to a change in product mix to include a greater percentage of thin board and to an increase in premium-grade production.

Income Taxes

The effective income tax rate was 40 percent and 35 percent in the 2006 and 2005 periods, respectively. The increase was primarily due to higher effective rates for state income taxes. During 2005, there was a reduction in the estimated valuation allowance related to accumulated state net operating loss carryforwards resulting from projections of increased future taxable income.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $19.2 million for the first half of 2006 compared to $20.7 million for the same period in 2005. Changes in operating working capital, other than cash and cash equivalents, provided cash of $1 million in the 2006 period and required cash of $.5 million in 2005. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income/(loss) and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $11.5 million in the current-year period and $14.4 million a year ago. Capital expenditures by segment consisted of the following:

(Thousands of dollars)	Six Months Ended June 30,
	2006	2005
Woodlands	$2,243	3,081
Mills	4,840	6,054
Real Estate	4,503	5,236
Corporate	48	74

Capital expenditures	11,634	14,445
Non-cash land exchange	(147)	—

Capital expenditures requiring cash	$11,487	14,445

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations required cash of $1.3 million in 2006, compared to $.4 million in 2005. The Company made advances to Del-Tin Fiber of $1.7 million during the current period, which decreased by $1.5 million from the corresponding period of 2005 when there were costs to repair fire damage in the plant during the first quarter, and production curtailments at the facility resulting from downtime due to the fire. In 2006, the Company received $1.7 million in cash distributions from Del-Tin Fiber which offset the funds advanced. In 2005, there were cash distributions from Del-Tin Fiber of $1.4 million, which were $1.8 million less than the advances for the same period due to that facility’s fire related costs. Deltic received proceeds from other investing activities of $1.4 million in 2006 and $.8 million in 2005. During 2006, Deltic made $4.5 million in repayments on previous borrowings under its revolving credit facility. In 2005, Deltic borrowed $6 million and made repayments of debt of $7.7 million. Deltic paid dividends on common stock of $1.9 million during the current period, which was a $.4 million increase over the same period in 2005. In 2006, proceeds from stock option exercises amounted to $1.9 million, an increase of $1.7 million when compared to 2005. In 2006, the Company adopted SFAS No. 123 (R) which requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This amount was $.5 million during the current period.

Financial Condition

Working capital totaled $10.9 million at June 30, 2006, and $7 million at December 31, 2005. Deltic’s working capital ratio at June 30, 2006, was 1.90 to 1, compared to 1.57 to 1 at the end of 2005. Cash and cash equivalents at the end of the second quarter of 2006 were $5.5 million compared to $1.6 million at the end of 2005. During the first half of 2006, total indebtedness of the Company decreased $4.5 million to $70 million. Deltic’s long-term debt to stockholders’ equity ratio was .339 to 1 at June 30, 2006, compared to .376 to 1 at year-end 2005.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, in addition to expanding lumber production as market conditions allow, and developing real estate at Chenal Valley and Red Oak Ridge.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. Since December of 2000, the Company has expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share; no shares have been purchased in 2006 under this program. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

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

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($24.6 million at June 30, 2006) of Del-Tin’s obligations under its credit agreement. This credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17.5 million, the production support agreement, and the one-year commitment being fully extinguished.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. In accordance with FIN 45, Deltic initially estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At June 30, 2006, Deltic’s remaining liability regarding the guarantee was $2.2 million.

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

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations as of June 30, 2006, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2006	2007 to 2008	2009 to 2010	After 2010
Contractual cash payment obligations
Real estate development infrastructure	$2.8	.3	2.5	—	—
Long-term debt	70.0	—	43.3	13.4	13.3
Interest on debt[1]	14.7	2.2	8.9	2.6	1.0
Retirement plans	4.4	.9	1.7	1.8	—
Other postretirement benefits	7.8	.4	.8	1.1	5.5
Other long-term liabilities	9.2	.5	6.4	1.6	.7

	$108.9	4.3	63.6	20.5	20.5

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$24.6	1.5	20.9	2.2	—
Timber cutting agreements	.9	.3	.6	—	—
Operating leases	.2	—	.1	.1	—
Letters of credit	.4	.2	.1	.1	—

	$26.1	2.0	21.7	2.4	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 140,000 to 160,000 tons in the third quarter of 2006 and 550,000 to 575,000 tons for the year. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 70 to 80 million board feet for the third quarter and 280 to 300 million board feet for the year. Residential lot sales are projected to be 15 to 25 lots and 110 to 135 lots for the third quarter and the year, respectively.

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

Based on their evaluation as of June 30, 2006, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2005 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 through April 30, 2006	—	—	—	$7,851,000

May 1 through May 31, 2006	—	—	—	$7,851,000

June 1 through June 30, 2006	—	—	—	$7,851,000

[1]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. There is no stated expiration date regarding this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Deltic Timber Corporation (“Deltic” or “the Company”) was held on April 27, 2006. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, its Board of Directors consists of three classes who hold office for staggered terms of three years. Set forth below is a listing of the directors elected at the April 27, 2006, annual meeting, the results of such election and the names of directors whose term of office continued after the meeting.

Director	Votes for	Votes Withheld
Alex R. Lieblong	11,585,696	274,742
Robert C. Nolan	11,573,202	287,236
Ray C. Dillon	11,360,830	499,608
R. Hunter Pierson, Jr.	(Term expires in 2007)
J. Thurston Roach	(Term expires in 2007)
John C. Shealy	(Term expires in 2007)
O. H. Darling, Jr.	(Term expires in 2008)
Christoph Keller, III	(Term expires in 2008)
R. Madison Murphy	(Term expires in 2008)

In addition to the election of three Class I directors at the April 27, 2006 annual meeting, stockholders were requested to ratify the prior appointment of KPMG LLP by the Board’s Audit Committee as Deltic’s independent auditors for 2006. Stockholders ratified the appointment of KPMG LLP by a vote of 11,498,234 shares in favor and 362,204 shares against or withheld.

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

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date: August 3, 2006
Ray C. Dillon, President
(Principal Executive Officer)

	/s/ Clefton D. Vaughan	Date: August 3, 2006
Clefton D. Vaughan, Vice President,
Finance and Administration
(Principal Financial Officer)

	/s/ Kenneth D. Mann	Date: August 3, 2006
Kenneth D. Mann, Controller
(Principal Accounting Officer)