Form 10-Q
period 2006-09-30
DELTIC TIMBER CORP
filed 2006-11-08
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒.

Number of shares of Common Stock, $.01 Par Value, outstanding at September 30, 2006, was 12,406,265.

TABLE OF CONTENTS - THIRD QUARTER 2006 FORM 10-Q REPORT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	Sept. 30, 2006	Dec. 31, 2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$18,141	1,637
Trade accounts receivable	5,058	6,243
Allowance for doubtful accounts	(36)	(38)
Other receivables	—	719
Inventories	5,379	7,676
Prepaid expenses and other current assets	2,897	3,096

Total current assets	31,439	19,333

Investment in real estate held for development and sale	40,981	38,286
Investment in Del-Tin Fiber	5,557	4,186
Investments and noncurrent receivables	1,656	2,061
Timber and timberlands - net	209,978	210,978
Property, plant, and equipment - net	41,475	40,235
Deferred charges and other assets	1,013	1,248

Total assets	$332,099	316,327

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	24
Trade accounts payable	8,195	6,652
Accrued taxes other than income taxes	1,320	1,305
Income taxes payable	2,489	—
Deferred revenues and other accrued liabilities	7,331	4,325

Total current liabilities	19,335	12,306

Long-term debt	70,000	74,500
Deferred tax liabilities - net	7,067	9,995
Guarantee of indebtedness of Del-Tin Fiber	2,070	2,588
Other noncurrent liabilities	21,685	18,694
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	73,441	73,431
Retained earnings	148,128	138,333
Unamortized restricted stock awards	—	(1,879)
Treasury stock	(9,353)	(11,367)
Accumulated other comprehensive income	(402)	(402)

Total stockholders’ equity	211,942	198,244

Total liabilities and stockholders’ equity	$332,099	316,327

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$43,698	36,827	126,354	122,242

Costs and expenses
Cost of sales	27,822	25,897	83,763	82,615
Depreciation, amortization, and cost of fee timber harvested	3,399	2,956	10,454	8,794
General and administrative expenses	3,288	3,364	11,205	9,795

Total costs and expenses	34,509	32,217	105,422	101,204

Operating income	9,189	4,610	20,932	21,038

Equity in Del-Tin Fiber	1,549	98	2,720	121
Interest income	102	(24)	243	136
Interest and other debt expense	(1,315)	(1,438)	(4,052)	(4,298)
Other income/(expense)	79	—	226	(3)

Income/(loss) before income taxes	9,604	3,246	20,069	16,994
Income taxes	(3,314)	(8)	(7,484)	(4,836)

Net income/(loss)	$6,290	3,238	12,585	12,158

Earnings per common share
Basic	$.51	.26	1.02	.99
Assuming dilution	.50	.26	1.01	.99

Dividends declared per common share	$.075	.075	.225	.200

Average common shares outstanding (thousands)	12,406	12,257	12,392	12,244

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30,

(Thousands of dollars)

	2006	2005
Operating activities
Net income	$12,585	12,158
Adjustments to reconcile net income to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	10,454	8,794
Deferred income taxes	(3,632)	(3,539)
Real estate costs recovered upon sale	8,523	7,344
Timberland costs recovered upon sale	62	7
Equity in Del-Tin Fiber	(2,720)	(121)
Stock-based compensation expense	901	—
Net increase/(decrease) in provisions for pension and other postretirement benefits	428	586
(Increase)/decrease in operating working capital other than cash and cash equivalents	12,567	2,006
Other - net	3,195	2,347

Net cash provided/(required) by operating activities	42,363	29,582

Investing activities
Capital expenditures requiring cash	(22,523)	(25,187)
Net change in purchased stumpage inventory	(983)	2,045
Advances to Del-Tin Fiber	(2,118)	(4,243)
Distributions from Del-Tin Fiber	2,950	2,350
Other - net	1,753	1,235

Net cash provided/(required) by investing activities	(20,921)	(23,800)

Financing activities
Proceeds from borrowings	—	11,500
Repayments of notes payable and long-term debt	(4,524)	(14,724)
Common stock dividends paid	(2,790)	(2,450)
Proceeds from stock option exercises	1,880	1,368
Excess tax benefit from stock-based compensation	496	—
Other – net	—	(601)

Net cash provided/(required) by financing activities	(4,938)	(4,907)

Net increase/(decrease) in cash and cash equivalents	16,504	875
Cash and cash equivalents at January 1	1,637	859

Cash and cash equivalents at September 30	$18,141	1,734

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30,

(Thousands of dollars)

	2006	2005
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of period in 2006 and 2005	128	128

Capital in excess of par value
Balance at beginning of year	73,431	71,483
Exercise of stock options	315	193
Tax benefits on stock options	696	356
Amortization to expense	901	—
Transition to SFAS No. 123 (R)	(1,501)	—
Restricted stock awards	(528)	774
Restricted stock forfeitures	127	—

Balance at end of period	73,441	72,806

Retained earnings
Balance at beginning of year	138,333	127,188
Net income	12,585	12,158
Common stock dividends declared	(2,790)	(2,450)

Balance at end of period	148,128	136,896

Unamortized restricted stock awards
Balance at beginning of year	(1,879)	(924)
Stock awards	—	(1,519)
Shares forfeited	—	21
Amortization to expense	—	483
Transition to SFAS No. 123 (R)	1,879	—

Balance at end of period	—	(1,939)

Treasury stock
Balance at beginning of year – 499,372 and 605,401 shares, respectively	(11,367)	(13,772)
Shares purchased – 7 shares in 2006 and none in 2005	—	—
Forfeited restricted stock – 2,324 shares in 2006 and 550 in 2005	(127)	(21)
Shares issued for incentive plans – 94,089 and 87,454, respectively	2,141	1,990

Balance at end of period – 407,614 and 518,497 shares, respectively	(9,353)	(11,803)

Accumulated other comprehensive income	(402)	(12)

Total stockholders’ equity	$211,942	196,076

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006

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

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, Accounting for Services of Financial Assets. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The effective date of SFAS No. 156 is generally as of the start of the first fiscal year beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R). The effective date of SFAS No. 158 is for fiscal years ending after December 15, 2006. The Company will be required to use the prospective transition method upon adoption. The Company plans to adopt the provisions of SFAS No. 158 as of the fiscal year ending December 31, 2006, and the measurement date provisions as of December 31, 2008. Had SFAS No. 158 been in effect for the year ended December 31, 2005, the Company would have shown a liability for pension funding of $5,063,000 net of incremental taxes and a reduction in the Accumulated Other Comprehensive Income portion of Stockholders’ Equity of $5,063,000.

In September of 2006, the SEC staff issued Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”. The effective date to apply the provisions of Staff Accounting Bulletin (“SAB”) No. 108 is no later than the annual financial statements for Deltic’s first fiscal year ending after November 15, 2006. SAB No. 108 was issued in

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited, except for December 31, 2005)

Note 2 – Impact of Recently Effective Accounting Pronouncements (cont.)

order to eliminate the diversity of practice surrounding how public companies quantify financial statements misstatements. The Company does not expect the adoption of SAB No. 108 to have a material effect on its consolidated financial statements.

Note 3 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share amounts)	2006	2005	2006	2005

Net income	$6,290	3,238	12,585	12,158

Weighted average number of common shares used in basic EPS	12,406	12,257	12,392	12,244
Effect of dilutive stock options	66	61	111	67

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,472	12,318	12,503	12,311

Earnings per common share
Basic	$.51	.26	1.02	.99
Assuming dilution	$.50	.26	1.01	.99

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

On January 1, 2006, the Company adopted SFAS No. 123 (R), which requires companies to account for share-based payment transactions using a fair value-based method and recognize the related expense in the results of operations. Prior to the adoption of SFAS No. 123 (R), as permitted by SFAS No. 123, Deltic accounted for share-based payments to employees using the recognition and measurement principles of the Accounting Principles Board’s Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and the related interpretations in accounting for those plans. Share-based employee compensation expense was accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123 (R) allowed companies to choose one of two transition methods: (1) the modified prospective transition method or (2) the modified retrospective method. The Company chose to use the modified prospective transition methodology and, accordingly, Deltic has not restated the results of prior periods.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited, except for December 31, 2005)

Note 4 – Stock-Based Compensation (cont.)

Under the fair value recognition provisions of SFAS No. 123 (R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. For valuation of stock options granted subsequent to the adoption of SFAS No. 123 (R), Deltic elected to use a binomial model to estimate fair value. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant. For restricted stock performance units subsequent to Deltic’s adoption of SFAS No. 123 (R), the Monte Carlo simulation is being used to estimate fair value. For all awards subsequent to the adoption of SFAS No. 123 (R), the Company will recognize compensation cost on a straight-line basis over the requisite service period.

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

The adoption of SFAS No. 123 (R) had an impact on the Company’s results of operations. The Consolidated Statement of Income for the three months and nine months ended September 30, 2006, included $306,000 and $901,000, respectively, of stock-based compensation expense reflected in General and Administrative Expenses.

SFAS No. 123 (R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement increased net financing cash flows, rather than net operating cash flows, for the nine months ended September 30, 2006 by $496,000. The cumulative effect related to outstanding restricted stock awards as of December 31, 2005, which are not expected to vest based on an estimate of forfeitures, was not material.

Assumptions for the 2006 and 2005 valuation of stock options and restricted stock performance units consisted of the following:

	2006		2005
Expected volatility	28.97%		31.54%
Dividend rate	0.76%		0.81%
Expected term of options	6.27	years	5.00	years
Risk-free interest rate	4.43%		3.83%

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006

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

The pre-vesting forfeiture rate used for the nine months ended September 30, 2006, was 4.5 percent, which was based on historical rates and forward-looking factors. As required under SFAS No. 123 (R), over time the Company will adjust the estimated forfeiture rate to agree with actual experience.

For the three months and nine months ended September 30, 2005, respectively, Deltic accounted for stock-based compensation under the intrinsic value method of APB 25. The effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of the FASB’s SFAS No. 123, Accounting for Stock-Based Compensation, consisted of the following:

(Thousands, except per share amounts)	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2005

Net income/(loss), as reported	$3,238	12,158
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	249	513
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(313)	(712)

Pro forma net income/(loss)	$3,174	11,959

Basic earnings per share
As reported	$.26	.99
Pro forma	$.26	.98
Dilutive earnings per share
As reported	$.26	.99
Pro forma	$.26	.97

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited, except for December 31, 2005)

Note 4 – Stock-Based Compensation (Cont.)

Stock Options – A summary of stock options as of September 30, 2006, and changes during the nine-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	318,871	$29.61

Granted	30,956	53.75
Exercised	(70,876)	26.26
Forfeited/expired	(4,041)	33.96

Outstanding at Sept. 30, 2006	274,910	$31.68	6.3	—

Exercisable at Sept. 30, 2006	188,971	$28.39	5.4	—

The weighted-average grant-date fair value of stock options granted during the first nine months ended September 30, 2006 was $53.75. There was no intrinsic value of options exercised during the nine months ended September 30, 2006. The Company has a policy of issuing treasury stock to satisfy stock option exercises.

Restricted Stock and Restricted Stock Units – A summary of unvested restricted stock as of September 30, 2006, and changes during the nine-month period then ended are presented below:

Unvested Restricted Stock	Shares	Weighted Average Current-Date Fair Value
Unvested at January 1, 2006	36,903	$37.70

Granted	12,992	53.23
Vested	—	—
Forfeited	(1,089)	41.36

Unvested at September 30, 2006	48,806	$41.75

As of September 30, 2006, there was $1,239,000 of unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.3 years. No restricted stock vested during the nine months ended September 30, 2006.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited, except for December 31, 2005)

Note 4 – Stock-Based Compensation (Cont.)

Performance Units – A summary of unvested restricted stock performance units as of September 30, 2006, and changes during the nine-month period then ended are presented below:

Unvested Restricted Stock Performance Units	Shares	Weighted Average Fair Value
Unvested at January 1, 2006	28,339	$39.03

Granted	10,221	55.93
Vested	—	—
Forfeited	(1,235)	42.54

Unvested at September 30, 2006	37,325	$43.54

As of September 30, 2006, there was $1,035,000 of unrecognized compensation cost related to unvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.4 years. No restricted stock performance units vested during the nine months ended September 30, 2006.

Note 5 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2006	Dec. 31, 2005

Logs	$1,783	3,091
Lumber	2,830	4,244
Materials and supplies	766	341

	$5,379	7,676

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

September 30, 2006

(Unaudited, except for December 31, 2005)

Note 6 – Investment in Del-Tin Fiber (cont.)

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60,000,000 of its $89,000,000 industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30,000,000, repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29,689,000 to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($23,500,000 at September 30, 2006) of Del-Tin’s obligations under its credit agreement. This new credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17,500,000, the production support agreement, and the need for the series of one-year operating working capital commitments being fully extinguished.

The Company has adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). In accordance with FIN 45, Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000 and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. Simultaneously, the offsetting amount which represents the difference between the Company’s recorded investment in Del-Tin Fiber and its underlying equity in the net assets of the joint venture is being amortized over the same period as the guarantee. The amortization of the guarantee and the basis difference are netted for purposes of financial reporting and result in no net income statement effect. At September 30, 2006, Deltic’s unamortized balance related to the value of the guarantee was $2,070,000.

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations for the periods ended September 30 consisted of the following:

(Thousands of dollars)	Sept. 30, 2006	Dec. 31, 2005

Condensed Balance Sheet Information
Current assets	$10,500	9,507
Property, plant, and equipment - net	86,391	90,158
Other noncurrent assets	312	393

Total assets	$97,203	100,058

Current maturities of long-term debt	$6,000	6,000
Other current liabilities	5,669	7,801
Long-term debt	41,000	45,500
Members’ capital	44,534	40,757

Total liabilities and members’ capital	$97,203	100,058

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited, except for December 31, 2005)

Note 6 – Investment in Del-Tin Fiber (cont.)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2006	2005	2006	2005
Condensed Income Statement Information
Net sales	$19,093	15,099	52,709	40,739

Costs and expenses
Cost of sales	12,556	11,968	37,785	32,663
Depreciation	1,790	1,492	4,750	4,201
General and administrative expenses	754	674	2,181	1,836
Loss on disposal of assets	75	33	146	592
Gain on involuntary conversion of assets	—	—	—	(875)

Total costs and expenses	15,175	14,167	44,862	38,417

Operating income/(loss)	3,918	932	7,847	2,322
Interest income	27	12	65	22
Interest and other debt expense	(846)	(748)	(2,471)	(2,102)

Net income/(loss)	$3,099	196	5,441	242

Note 7 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2006	Dec. 31, 2005

Purchased stumpage inventory	$2,104	1,121
Timberlands	80,689	80,334
Fee timber	204,733	202,462
Logging facilities	1,853	1,803

	289,379	285,720
Less accumulated costs of fee timber harvested and facilities depreciation	(79,401)	(74,742)

	$209,978	210,978

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited, except for December 31, 2005)

Note 8 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2006	Dec. 31, 2005

Land	$125	125
Land improvements	4,885	4,584
Buildings and structures	9,562	9,191
Machinery and equipment	86,502	80,662

	101,074	94,562
Less accumulated depreciation	(59,599)	(54,327)

	$41,475	40,235

Note 9 – Employee and Retiree Benefit Plans

The components of net periodic retirement expense and other postretirement benefits expense for the periods ended September 30 consisted of the following:

	Three Months Ended September 30,
	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2006	2005	2006	2005

Service cost	$258	217	131	93
Interest cost	323	309	137	124
Expected return on plan assets	(277)	(239)	—	—
Amortization of prior service cost	13	13	20	5
Amortization of net (gain)/loss	62	42	5	15

Net periodic benefit cost	$379	342	293	237

	Nine Months Ended September 30,
	Retirement Plans		Other Postretirement Benefits
(Thousands of dollars)	2006	2005	2006	2005

Service cost	$774	619	394	279
Interest cost	971	918	412	373
Expected return on plan assets	(831)	(723)	—	—
Amortization of prior service cost	38	38	59	13
Amortization of net (gain)/loss	185	109	14	45

Net periodic benefit cost	$1,137	961	879	710

The Company made contributions to its qualified retirement plan of $1,113,000 during the first nine months of 2006. Deltic expects to contribute an additional $257,000 to the qualified retirement plan during the fourth quarter of 2006.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited, except for December 31, 2005)

Note 10 – Supplemental Cash Flow Disclosures

Income taxes paid, net of refunds, were $6,239,000 and $7,983,000 in the 2006 and 2005 periods, respectively. Interest paid, net of amounts capitalized, was $2,548,000 and $2,940,000 in the first nine months of 2006 and 2005, respectively.

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for the nine months ended September 30 consisted of the following:

(Thousands of dollars)	2006	2005

Trade accounts receivable	$1,183	(306)
Other receivables	352	640
Inventories	2,296	(3,380)
Prepaid expenses and other current assets	1,425	(385)
Trade accounts payable	1,702	3,574
Accrued taxes other than income taxes	114	(118)
Deferred revenues and other accrued liabilities	5,495	1,981

	$12,567	2,006

For the nine months ended September 30, 2006 and 2005, the Company recorded $3,924,000 and $1,814,000 in mineral lease bonus receipts, which were recorded in cash flows provided by operating activities. Of this amount, $859,000 and $383,000 were included in cash flows provided by changes in operating working capital other than cash for the nine months ended 2006 and 2005, respectively, and $2,784,000 and $1,353,000 were included in cash flows provided by other operating activities for the nine months ended 2006 and 2005, respectively.

Note 11 – Income Taxes

Income tax expense was $3,314,000 for the third quarter of 2006 and $8,000 for the third quarter of 2005, resulting in effective income tax rates of 35 percent and zero percent for the 2006 and 2005 periods respectively. The lower income tax expense during the third quarter of 2005 was due to an income tax benefit created by the impact of the reversal of a $1,686,000 estimated valuation allowance related to accumulated state net operating loss carryforwards. In 2005, based on projections of increased future taxable income, it was more likely than not that the future benefits of those state net operating losses would be utilized in their entirety. The non-cash income tax benefit resulting from the reversal of that estimated valuation allowance amounted to $1,096,000, $.09 per share, for the third quarter of 2005. Before recording the reduction in the valuation allowance, the Company’s effective income tax rate for the third quarter of 2005 was 34 percent. The lower effective tax rate for the third quarter of 2005, when compared to the third quarter of 2006, was due to lower effective rates for state income taxes in the third quarter of 2005.

Income tax expense was $7,484,000 for the first nine months of 2006 and $4,836,000 for the first nine months of 2005, resulting in effective income tax rates of 37 percent and 28 percent for the 2006 and 2005 periods respectively. The reduction in income tax expense during the first nine months of 2005 was due to an income tax benefit created by the impact of the reversal of a $2,612,000 estimated valuation allowance related to accumulated state net operating loss carryforwards. The non-cash income tax benefit resulting from the reversal of this estimated valuation allowances amounted to $1,697,000, $.14 per share, for the first nine months of 2005. Before recording that reduction in the valuation allowance, the Company’s effective income tax rate for the first nine months of 2005 was 38 percent.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited, except for December 31, 2005)

Note 12 – Contingencies

During 2004, the Company disclosed its plans for a 1,170-acre, 187 lot, upscale residential development, The Ridges at Nowlin Creek, on a portion of Deltic’s large land holdings located west of Little Rock, Arkansas. A portion of the development is located within the watershed of Lake Maumelle, a principal source of drinking water for the City of Little Rock. On September 19, 2005, the local water utility filed a petition in the Circuit Court of Pulaski County, Arkansas, to condemn that portion of the development within the lake’s watershed, and deposited $3,830,000 as its estimate of just compensation for the land taken. The utility has subsequently amended the legal description of the land it seeks to condemn and has raised its estimate of just compensation to $5,100,000. The condemned property, as amended, includes 99 lots, parts of an additional 20 lots, proposed access to seven lots, and approximately 40 acres of watershed land that is not a part of The Ridges at Nowlin Creek.

Upon application by Deltic, on October 11, 2005, the utility’s initial deposit of $3,830,000 was transferred into the Company’s bank account. Deltic has initiated proceedings to have a jury determine the true amount of just compensation for the lands, as well as bringing before the Court a challenge to the propriety of the action. The court hearing regarding Deltic’s challenge to the propriety of the action is scheduled to begin in December 2006, with the trial as to the proper amount of just compensation anticipated for 2007, should the propriety of the action be upheld. Under Arkansas statutes, as interpreted by its courts, condemnation proceedings of this nature by a municipal utility, do not vest fee simple title to the land, until the utility pays the final judgement of just compensation in the case. Should the utility decide not to pay the final judgement, possession and full title is returned to Deltic and the utility is liable for damages during the period Deltic is dispossessed of its property and legal fees.

Due to this contingent component of the transaction, no gain will be recorded in the Company’s Consolidated Statement of Income unless fee simple title of the property is transferred from the Company. As a result of the October 11, 2005 deposit of the $3,830,000 into Deltic’s bank account, a long-term deferred revenue liability equal to these cash proceeds received are included in the Company’s Consolidated Balance Sheet in Other Noncurrent Liabilities ended September 30, 2006.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited, except for December 31, 2005)

Note 13 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2006	2005	2006	2005

Net sales
Woodlands	$8,571	10,218	30,764	29,157
Mills	22,619	28,921	84,371	90,969
Real Estate	17,855	4,451	29,305	19,545
Eliminations*	(5,347)	(6,763)	(18,086)	(17,429)

	$43,698	36,827	126,354	122,242

Income/(loss) before income taxes
Operating income
Woodlands	$4,591	5,938	19,488	19,393
Mills	(3,416)	1,682	(2,455)	6,479
Real Estate	10,923	412	13,063	4,890
Corporate	(3,013)	(3,069)	(9,726)	(8,958)
Eliminations	104	(353)	562	(766)

Operating income	9,189	4,610	20,932	21,038
Equity in Del-Tin Fiber	1,549	98	2,720	121
Interest income	102	(24)	243	136
Interest and other debt expense	(1,315)	(1,438)	(4,052)	(4,298)
Other income/(expense)	79	—	226	(3)

	$9,604	3,246	20,069	16,994

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,631	1,351	5,001	3,929
Mills	1,729	1,418	5,037	4,303
Real Estate	147	144	439	431
Corporate	(108)	43	(23)	131

	$3,399	2,956	10,454	8,794

Capital expenditures
Woodlands	$826	3,632	3,069	6,713
Mills	2,482	2,466	7,322	8,520
Real Estate	7,728	4,644	12,231	9,880
Corporate	—	—	48	74

	$11,036	10,742	22,670	25,187

*	Intersegment sales of timber from Woodlands to Mills

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded net income of $6.3 million for the third quarter of 2006 compared to $3.3 million for the same period of 2005. Deltic’s Woodlands segment provided $4.6 million in operating income during the third quarter. The Company’s Mills segment reported an operating loss of $3.6 million in 2006’s third quarter, compared to income of $1.7 million in the corresponding quarter of 2005. Finished lumber sales prices continued to decline in the third quarter of 2006, and the price per thousand board feet (“MBF”) dropped $80, or 21 percent, to $294. Lumber sales volumes decreased from 64.9 MBF in the third quarter of 2005 to 63.2 MBF for the same period in 2006. This reduction in sales is due to the elimination of an operating shift at the Company’s Ola Mill and scheduled outages for capital improvements at the Ola and Waldo Mills during the third quarter of 2006. The Real Estate segment earned $11 million in operating income for the third quarter of 2006, compared to $.4 million for the same quarter of 2005. Commercial sales provided a $10.7 million margin in the third quarter compared to no commercial sales for the same period of 2005. Residential lot sales totaled 23 lots, a decrease of eight when compared to the third quarter of 2005. The average lot price of $104,300 increased $21,700 per lot, or 26 percent, due primarily to sales mix. Deltic owns a 50 percent interest in Del-Tin Fiber L.L.C., and Deltic’s share of the joint venture’s income for the third quarter of 2006 was $1.5 million compared to $.1 million for the same period in 2005.

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors, including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. During the second half of 2005 and first part of 2006, the Federal Reserve steadily increased the Federal Funds Rate in an effort to gradually slow economic growth and hold inflation in check. These increases, as well as other inflationary factors, have slowed housing starts in 2006. Consequently, the high demand and pricing levels for softwood lumber products experienced during 2004 and 2005 have been declining to near 10 year record lows for some dimensions during 2006. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its wood. Therefore, the Company will continue to focus on increasing efficiencies and reducing controllable manufacturing cost. Sales of real estate are affected by general economic conditions and interest rates, specifically as such factors are manifested in the Company’s operating area of central Arkansas. The economic conditions, volume of housing inventory, and mortgage interest rates have impacted the housing market causing a reduction in Deltic’s residential lot sales for 2006.

For the third quarter of 2006, pine sawtimber harvest levels decreased 37,876 tons, to 121,636 tons, when compared to the third quarter of 2005. Pine sawtimber harvest levels for the nine months ending September 30, 2006 increased one percent, to 489,358 tons, when compared to the same period of last year; however, the Company plans to keep 2006’s total pine sawtimber harvest volume comparable to the level in 2005. Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the size or existence of markets for manufactured lumber and other wood products. Activities to sell timberland identified as having a higher and better use or as being non-strategic remain in place. However, Deltic continues to consider these sales only to the extent that the returns on these transactions meet increased expectations. Timberland designated as higher and better use consists of tracts with market values that exceed the land’s worth as a timber growing platform. Non-strategic timberland consists primarily of tracts too small to allow efficient timber management, those geographically isolated from other Company fee lands, and acreage otherwise not deemed strategic to Deltic’s operations or growth.

Recent advances in technology and increased pricing levels for natural gas have resulted in the economic viability of expanded natural gas exploration within the state of Arkansas. One current area of activity, known as the “Fayetteville Shale Play”, is an unconventional natural gas reservoir spread across multiple Arkansas counties. During the first nine months of 2006, Deltic leased natural gas drilling rights on approximately 11,000 net mineral acres within the boundaries of the Fayetteville Shale Play area as currently defined by the Arkansas Oil & Gas Commission. When combined with similar leases from 2005, the total net mineral acres leased to-date is just over 26,000 acres. The Company has leased most of its net mineral acres within the Fayetteville Shale Play, as currently defined by the Arkansas Oil & Gas Commission. The ultimate benefit to Deltic from these mineral leases is contingent on the successful extraction and sale of natural gas from the area.

The Mills’ segment has encountered a declining lumber market which caused the average sales price per MBF to decrease $80, or 21 percent, to $294 in the third quarter of 2006, from the third quarter 2005 average of $374 per MBF. The average sales price for the first nine months of 2006 is down $44 per MBF from the corresponding period in 2005 to an average of $333 per MBF. In response to lower prices and decreased demand, management has eliminated an operating shift at the Ola Mill. The Ola Mill is undergoing the final step of a capital upgrade program, which management believes will help the mill’s future operations by maximizing hourly productivity levels with the smaller log size available as raw material for this mill. The Company remains pleased with the Waldo Mill’s improved efficiencies and lower operating costs per MBF when compared to the first nine months of 2005. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future. The Company continues to anticipate that a significant percentage of logs supplied to both of its sawmills will come from strategically located Company fee timberlands.

The Real Estate segment closed the sale of 23 residential lots during the third quarter, a reduction of eight residential lots when compared to the same quarter in 2005. The average sales price per lot increased 26 percent when compared to the same quarter last year. The reported average sales price for residential lots for a specific period is dependent upon the mix of lot sales in that period. Deltic’s lot development plans provide for a mix of lot offerings that represent most real estate market segments for planned communities. Sales activity levels for the Company’s real estate developments are affected by economic conditions that influence the level of housing starts in the central Arkansas region, including general economic conditions, the volume of housing inventory, and interest rates. As previously mentioned, slower economic growth and higher mortgage interest rates in 2006 have lowered the demand for residential lots in the Company’s Chenal Valley development. Appropriately, planned capital expenditures for residential lot development have been reduced for 2006, and the Company does not plan to develop any additional lots within Chenal Valley in 2006 or 2007. The Company sold 10 lots within the Chenal Valley development during the third quarter of 2006 versus 28 lots during the same period in 2005. There are currently 242 lots available within the Chenal Valley development as of September 30, 2006. In Deltic’s other two active developments, Red Oak Ridge and Chenal Downs, a total of 13 lots were sold during the third quarter of 2006 versus three lots during the same period of 2005. There are 69 developed lots in Red Oak Ridge and 16 in Chenal Downs uncommitted as of September 30, 2006. Chenal Downs is fully developed and Deltic does not plan to develop any additional lots within Red Oak Ridge in 2006 or 2007. Future annual development activity will be dependent upon the demand for the Company’s residential lots.

During 2004, the Company disclosed plans for a 1,170-acre, 187 lot, upscale residential development, The Ridges at Nowlin Creek, on a portion of its land holdings located within the Highway 10 growth corridor west of Chenal Valley. A portion of the development is located within the watershed of Lake Maumelle, a principal source of drinking water for Little Rock. Due to this environmentally sensitive locale, the Company’s plans include the best management practices using the most modern and proven methods to create a low-impact development in order to protect water quality in the lake. Even though the local water utility has commissioned the preparation of a new watershed management plan, which supposedly will reflect current scientific principles that would likely be compatible with the Company’s low-impact development plans, in 2005, the utility filed its petition in the Circuit Clerk of Pulaski County, Arkansas, to condemn that portion of the development within the lake’s watershed, and deposited its estimate of just compensation for the land taken. The condemned property includes all of 99 lots, parts of an additional 20 lots, and proposed access to seven lots as well as approximately 40 acres not within the development. Deltic has initiated proceedings to have a jury determine the true amount of just compensation for the taking of the lands, as well as bringing before the Court a challenge to the propriety of the action. The trial regarding the propriety of the condemnation is scheduled to begin in December, 2006. Under Arkansas statutes, as interpreted by its courts, condemnation proceedings of this nature by a municipal utility do not vest fee simple title to the land until the utility pays the final judgement of just compensation determined in the case. Should the utility decide not to pay the final judgement, possession and full title is returned to Deltic and the utility is liable for damages during the period Deltic is dispossessed of its property, in addition to legal costs incurred by the landowner. The commencement of this action has caused activities at the Ridges at Nowlin Creek development to be postponed pending the outcome of the action. Depending upon the outcome of this litigation, the Company will need to further assess the viability of proceeding with development of lots at the Ridges at Nowlin Creek. (For further discussion, refer to Note 12 to the consolidated financial statements.)

The Real Estate segment closed the sale of 52.81 acres of commercial property at an average per acre sales price of $246,300 during the third quarter of 2006 compared to no sales during the same period of 2005. Of the 52.81 acres sold during third quarter, approximately 38 acres were sold to an affiliate of RED Development, LLC for development of “The Promenade at Chenal”, an upscale lifestyle shopping center. Although commercial real estate sales activity is by nature less predictable than residential activity, the development of “The Promenade at Chenal” is expected to increase interest in the Company’s additional 135 acres of commercial-zoned property adjacent to the site.

Operating results for Del-Tin Fiber are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. Del-Tin has benefited from an increase in the overall MDF market price and has continued to successfully increase its percentage of higher priced thin-board production. The plant has also been able to maintain the operating performance improvement from prior years. For the third quarter of 2006, Deltic’s share of Del-Tin Fiber’s net income was $1.5 million compared to $.1 million in the third quarter of 2005.

Results of Operations

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended September 30, 2006 and 2005. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Quarter Ended September 30,
(Millions of dollars, except per share amounts)	2006	2005

Net sales
Woodlands	$8.6	10.2
Mills	22.6	29.0
Real Estate	17.9	4.4
Eliminations	(5.4)	(6.8)

Net sales	$43.7	36.8

Operating income/(loss) and net income/(loss)
Woodlands	$4.6	6.0
Mills	(3.6)	1.7
Real Estate	11.0	0.4
Corporate	(3.0)	(3.1)
Eliminations	.2	(.4)

Operating income	9.2	4.6

Equity in Del-Tin Fiber	1.5	.1
Interest income	.2	—
Interest and other debt expense	(1.3)	(1.4)
Income taxes	(3.3)	—

Net income	$6.3	3.3

	Quarter Ended September 30,
(Millions of dollars, except per share amounts)	2006	2005

Earnings per common share
Basic	$.51	.26
Assuming dilution	$.50	.26

Consolidated

The $3 million increase in net income was the result of increased operating income from Deltic’s Real Estate segment and improved results at Del-Tin Fiber, partially offset by decreased operating income from Deltic’s Woodlands and Mills segments and increased income tax expense.

Operating income increased $4.6 million. The Woodlands segment decreased $1.4 million due primarily to a decreased pine sawtimber harvest level and a decreased average per ton sawtimber price. Deltic’s Mills’ segment operations decreased $5.3 million due primarily to reduced sales prices for lumber. The Real Estate segment’s operating income increased $10.6 million due primarily to commercial acreage sales. Corporate operating expense decreased by $.1 million.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended September 30,
	2006	2005
Net sales (millions of dollars)
Pine sawtimber	$5.3	7.5
Pine pulpwood	.9	.6
Hardwood sawtimber	.3	.6
Hardwood pulpwood	.2	.3

Sales volume (thousands of tons)
Pine sawtimber	121.6	159.5
Pine pulpwood	120.3	67.8
Hardwood sawtimber	8.2	11.8
Hardwood pulpwood	35.3	40.9

Sales price (per ton)
Pine sawtimber	$44	47
Pine pulpwood	8	9
Hardwood sawtimber	32	51
Hardwood pulpwood	5	7

Timberland
Net sales (millions of dollars)	$—	—
Sales volume (acres)	—	—
Sales price (per acre)	$—	—

Total net sales decreased $1.6 million, which was mainly driven by decreased sales volume and lower average sales prices for pine sawtimber, hardwood sawtimber, and hardwood pulpwood, partially offset increases in sales volume for pine pulpwood, lease income, and freight revenue. The reduction in pine sawtimber sales volume was due to the Company’s decision to accelerate the harvest level in the first half of the year when prices were stable in anticipation of downward pressure from a weakened lumber market, and to harvest less in the second half of the year. Operating income decreased by $1.4 million due to the decrease in net sales combined with increases in freight expense and cost of fee timber harvested, partially offset by a $.8 million reduction in cull timber removal expense due to a delay in the start of the cull timber removal program in 2006, as a result of a shortage of qualified application contractors.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended September 30,
	2006	2005
Net sales (millions of dollars)
Lumber	$18.6	24.3
Residual by-products	3.0	3.6
Lumber
Finished production (MMBF)	59.8	63.0
Sales volume (MMBF)	63.2	64.9
Sales price (per MBF)	$294	374

Total net sales decreased $6.4 million due to the decreases in the average sales price and sales volume. Total operating income decreased $5.3 million due primarily to the reduced net sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended September 30,
	2006	2005
Net sales (millions of dollars)
Residential lots	$2.4	2.6
Commercial sites	13.0	—
Chenal Country Club	1.8	1.7

Sales volume
Residential lots	23	31
Commercial acres	52.81	—

Average sales price (thousands of dollars)
Residential lots	$104	83
Commercial acres	246	—

Total net sales increased $13.5 million due to the impact of commercial acreage sales. The increase in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $1.4 million to $5.4 million. The decrease was due to decreases in both the volume and price of logs coming into Deltic’s sawmills from the Company’s fee timberlands. Logs supplied by the Woodlands segment to the Company’s sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the third quarter of 2006, equity in Del-Tin Fiber increased $1.4 million. The increase in income was due primarily to an increased average sales price and to an increase in the percentage of higher priced thin-board production.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended September 30,
	2006	2005
Net sales (millions of dollars)	$19.1	15.1
Finished production (MMSF)	38.7	38.2
Board sales (MMSF)	38.4	37.8
Sales price (per MSF)	$497	400

Income Taxes

The Company’s effective income tax rate was 35 percent in the 2006 period, while there was virtually no income tax expense for the same period in 2005. The low amount of income tax expense during the third quarter of 2005 was due to the impact of an income tax benefit created by a reversal of the estimated valuation allowance related to accumulated state net operating loss carryforwards. Based on the 2005 projections of increased future taxable income, it was more likely than not that the future benefits of those state net operating losses would be utilized in their entirety. Before recording the reduction in the valuation allowance, the Company’s effective income tax rate for the third quarter of 2005 was 34 percent. The increase in this effective tax rate when compared to the prior year period was due to lower effective rates for state income taxes in the 2005 period.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

In the following tables, Deltic’s net sales and results of operations are presented for the nine-month periods ended September 30, 2006 and 2005. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Nine Months Ended September 30,
(Millions of dollars, except per share amounts)	2006	2005

Net sales
Woodlands	$30.8	29.1
Mills	84.4	91.0
Real Estate	29.3	19.5
Eliminations	(18.1)	(17.4)

Net sales	$126.4	122.2

Operating income/(loss) and net income/(loss)
Woodlands	$19.5	19.4
Mills	(2.6)	6.5
Real Estate	13.1	4.9
Corporate	(9.7)	(9.0)
Eliminations	.6	(.8)

Operating income	20.9	21.0

Equity in Del-Tin Fiber	2.7	.1
Interest income	.3	.2
Interest and other debt expense	(4.0)	(4.3)
Other income/(expense)	.2	—
Income taxes	(7.5)	(4.8)

Net income	$12.6	12.2

	Nine Months Ended September 30,
(Millions of dollars, except per share amounts)	2006	2005

Earnings per common share
Basic	$1.02	.99
Assuming dilution	$1.01	.99

Consolidated

The $.4 million increase in net income was the result of increased operating income for the Woodlands and Real Estate segments and improved results at Del-Tin Fiber, partially offset by reduced operating income for the Mills segment, increased Corporate operating expense, and increased income tax expense.

Operating income decreased $.1 million. The Woodlands segment increased by $.1 million primarily due to increased lease income and decreased cull timber removal expense due to timing, partially offset by increased cost of fee timber harvested. The Mills segment decreased $9.1 million due mainly to a 12 percent decrease in average lumber sales price. Real Estate operating income increased $8.2 million primarily due to increased commercial acreage sales. Corporate operating expense increased $.7 million due to higher legal fees and incentive plan expense.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Nine Months Ended September 30,
	2006	2005
Net sales (millions of dollars)
Pine sawtimber	$22.4	22.5
Pine pulpwood	2.4	2.0
Hardwood sawtimber	.4	.8
Hardwood pulpwood	.4	.5

Sales volume (thousands of tons)
Pine sawtimber	489.4	494.6
Pine pulpwood	303.8	211.4
Hardwood sawtimber	12.1	14.4
Hardwood pulpwood	73.7	64.2

Sales price (per ton)
Pine sawtimber	$46	45
Pine pulpwood	8	9
Hardwood sawtimber	30	53
Hardwood pulpwood	5	7

Timberland
Net sales (millions of dollars)	$.2	.2
Sales volume (acres)	160	18
Sales price (per acre)	$1,047	8,546

Total net sales increased $1.7 million, which was driven almost entirely by increases in freight revenue and lease income. Operating income increased $.1 million primarily due to the increase in net sales combined with a $.8 million reduction in cull timber removal expense, partially offset by increased cost of fee timber harvested.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Nine Months Ended September 30,
	2006	2005
Net sales (millions of dollars)
Lumber	$70.9	76.4
Residual by-products	10.3	11.2

Lumber
Finished production (MMBF)	204.1	193.6
Sales volume (MMBF)	213.2	202.9
Sales price (per MBF)	$333	377

Total net sales decreased $6.6 million, or seven percent, due to a 12 percent lower average lumber sales price, being partially offset by a five percent increase in sales volume. Total operating income for the Mills declined $9.1 million due to the decrease in net sales combined with the cost to produce the additional volume of lumber sold.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Nine Months Ended September 30,
	2006	2005
Net sales (millions of dollars)
Residential lots	$9.1	13.2
Commercial sites	13.0	.6
Undeveloped acreage	—	.4
Chenal Country Club	5.1	4.8

Sales volume
Residential lots	82	158
Commercial acres	52.81	.99
Undeveloped acreage	—	6.7

Average sales price (thousands of dollars)
Residential lots	$111	84
Commercial acres	246	633
Undeveloped acreage	—	64

Total net sales increased $9.8 million primarily due to the increase in commercial acres sold, partially offset by the reduction in the number of residential lots sold. Real Estate operating income increased $8.2 million due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $.7 million was due to increased general and administrative expenses for legal fees and incentive plan expense related to the adoption of SFAS No. 123 (R).

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $.7 million to $18.1 million. The increase was mainly due to a higher average price for logs coming into Deltic’s sawmills from Company fee timberlands. Logs supplied by the Woodlands segment to the Company’s sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the first nine months of 2006, equity in Del-Tin Fiber was $2.7 million, an improvement of $2.6 million over the same period last year. In 2005, Del-Tin experienced a profitable second quarter which was essentially offset by first quarter losses reported by the joint venture, as the facility’s first quarter 2005 operations were hindered by a temporary production curtailment caused by a fire sustained at the plant.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Nine Months Ended September 30,
	2006	2005
Net sales (millions of dollars)	$52.7	40.7
Finished production (MMSF)	114.6	101.1
Board sales (MMSF)	116.3	99.7
Sales price (per MSF)	$453	408

Average sales price increased 11 percent due to the improvements in the MDF market, changes in the plant’s product mix to include a greater percentage of thin board, and to an increase in premium-grade production.

Income Taxes

The effective income tax rate was 37 percent and 28 percent in the 2006 and 2005 periods, respectively. The lower effective income tax rate for the first nine months of 2005 was due to the impact of an income tax benefit created by a reversal of the estimated valuation allowance related to accumulated state net operating loss carryforwards. Based on projections of increased future taxable income in 2005, it was more likely than not that the future benefits of those state net operating losses would be utilized in their entirety. Before recording the reduction in the valuation allowance, the Company’s effective income tax rate for the first nine months of 2005 was 38 percent.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $42.4 million for the first nine months of 2006 compared to $29.6 million for the same period in 2005. Changes in operating working capital, other than cash and cash equivalents, provided cash of $12.6 million in the 2006 period and $2 million in 2005. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income/(loss) and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $22.7 million in the current-year period and $25.2 million a year ago. Capital expenditures by segment consisted of the following:

	Nine Months Ended September 30,
(Thousands of dollars)	2006	2005

Woodlands	$3,069	6,713
Mills	7,322	8,520
Real Estate*	12,231	9,880
Corporate	48	74

Capital expenditures	22,670	25,187
Non-cash land exchange	(147)	—

Capital expenditures	$22,523	25,187

*	2006 amount includes expenditures for expansion and renovation of the clubhouse at Chenal Country Club, including the addition of a fitness center and additional locker room and dining facilities.

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations required cash of $1 million in 2006 and provided $2 million in 2005. The Company made advances to Del-Tin Fiber of $2.1 million and received cash distributions of $2.9 million, for net receipts of $.8 million during the current period, compared to net advances to Del-Tin of $1.9 million for the corresponding period of 2005. In 2006, Deltic made repayments of debt of $4.5 million and had no borrowings. In 2005, Deltic borrowed $11.5 million and made repayments of debt of $14.7 million. Deltic paid dividends on common stock of $2.8 million during the current period, slightly higher than the $2.5 million dividend payments in 2005. In 2006, proceeds from stock option exercises amounted to $1.9 million, an increase of $.5 million when compared to 2005. In 2006, the Company adopted SFAS 123 (R), which requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This amount was $.5 million during the 2006 period. For the 2005 period, cash outflows for other-net financing activities consisted primarily of deferred debt issuance costs capitalized during the third quarter; there were none in 2006.

Financial Condition

Working capital totaled $12.1 million at September 30, 2006, and $7.0 million at December 31, 2005. Deltic’s working capital ratio at September 30, 2006, was 1.63 to 1, compared to 1.57 to 1 at the end of 2005. Cash and cash equivalents at the end of the third quarter of 2006 were $18.1 million compared to $1.6 million at the end of 2005. During the first nine months of 2006, total indebtedness of the Company decreased $4.5 million to $70 million. Deltic’s long-term debt to stockholders’ equity ratio was .330 to 1 at September 30, 2006, compared to .376 to 1 at year-end 2005.

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. As of September 30, 2006, the Company had expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share; no shares have been purchased in 2006 under this program. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

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

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($23.5 million at September 30, 2006) of Del-Tin’s obligations under its credit agreement. This credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17.5 million, the production support agreement, and the one-year commitment being fully extinguished.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. In accordance with FIN 45, Deltic initially estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At September 30, 2006, Deltic’s unamortized balance related to the value of the guarantee was $2.1 million.

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

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations as of September 30, 2006, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2006	2007 to 2008	2009 to 2010	After 2010

Contractual cash payment obligations
Real estate development infrastructure	$2.8	.3	2.5	—	—
Long-term debt	70.0	—	43.3	13.4	13.3
Interest on debt[1]	13.6	1.1	8.9	2.6	1.0
Retirement plans	4.3	.3	1.7	2.3	—
Other postretirement benefits	8.0	.2	.8	1.1	5.9
Other long-term liabilities	9.4	.3	6.5	1.8	.8

	$108.1	2.2	63.7	21.2	21.0

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$23.5	.8	20.5	2.2	—
Timber cutting agreements	.4	.1	.3	—	—
Operating leases	.2	—	.1	.1	—
Letters of credit	.4	.2	.1	.1	—

	$24.5	1.1	21.0	2.4	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

Outlook

Deltic’s management believes that cash provided from its operations and the amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company’s continued timberland acquisition and stock repurchase programs, additional advances to Del-Tin Fiber, and capital expenditures, for the foreseeable future.

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

Outlook

Pine sawtimber harvest levels are expected to be 80,000 to 90,000 tons in the fourth quarter of 2006 and 565,000 to 575,000 tons for the year. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 60 to 70 million board feet for the fourth quarter and 275 to 285 million board feet for the year. Residential lot sales are projected to be 28 to 38 lots and 110 to 120 lots for the fourth quarter and the year, respectively.

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

Based on their evaluation as of September 30, 2006, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Material Modification Rights of Security Holder (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated October 19, 2006).

10.1	Deltic Timber Corporation 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 18, 2006).

10.13	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K dated October 18, 2006).

10.14	Non Qualified Stock Option Form (incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K dated October 18, 2006).

10.15	Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K dated October 18, 2006).

10.16	Performance Based Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K dated October 18, 2006).

10.17	Change-In-Control and Voluntary Severance Agreement (incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K dated October 18, 2006).

10.18	Change-In-Control Agreement with CEO Direct Reports (incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K dated October 18, 2006).

10.20	Deltic Timber Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K dated October 18, 2006).

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date: November 7, 2006
Ray C. Dillon, President
(Principal Executive Officer)

	/s/ Clefton D. Vaughan	Date: November 7, 2006
Clefton D. Vaughan, Vice President,
Finance and Administration
(Principal Financial Officer)

	/s/ Kenneth D. Mann	Date: November 7, 2006
Kenneth D. Mann, Controller
(Principal Accounting Officer)