Form 10-K
period 2006-12-31
DELTIC TIMBER CORP
filed 2007-03-09
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer   ☒    Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2006, was $320,038,195. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at January 31, 2007, was 12,449,872.

Documents incorporated by reference:

The Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 26, 2007.

TABLE OF CONTENTS - 2006 FORM 10-K REPORT

PART I

Item 1.	Business

Introduction

Deltic Timber Corporation ("Deltic" or the "Company") is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 438,200 acres of timberland, primarily in Arkansas and north Louisiana. The Company's sawmill operations are located at Ola in central Arkansas (the "Ola Mill") and at Waldo in south Arkansas (the "Waldo Mill"). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. ("Del-Tin Fiber"), a joint venture to manufacture and market medium density fiberboard ("MDF"). Deltic is a calendar-year company for both financial and income tax reporting.

The Company is organized into four segments: (1) Woodlands, which manages the Company's timberlands; (2) Mills, which consists of Deltic's two sawmills that manufacture a variety of softwood lumber products; (3) Real Estate, which includes the Company's three active real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. (The Company currently does not allocate the cost of maintaining these support functions to its operating units.)

The Company's timberlands consist primarily of Southern Pine, known in the industry as a type of "softwood". Deltic considers its timberlands to be the Company's most valuable asset and the harvest of stumpage to be its most significant source of income; accordingly, Deltic actively manages its timberlands to increase productivity and maximize the long-term value of these timber assets. The Company harvests timber from the timberlands in accordance with its harvest plans and sells such timber in the domestic market or converts it to lumber in its sawmills. Stumpage supplied to the Company's sawmills is transferred at prices that approximate market. The Company implemented a timberland acquisition program in late 1996. Thus far, the Company has focused its acquisition program on timberland in its current operating area. The Company also initiated a program in 1999 to identify for possible sale non-strategic timberland and higher and better use lands.

The Company's two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high standards for production quality with safety being one of the highest priorities. In addition, each mill is strategically located near significant portions of the Company's timberlands. The mills produce a variety of lumber products, including dimension lumber, boards, timbers, decking, and secondary manufacturing products, such as finger-jointed studs. These lumber products are sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the South and Midwest and are used mainly in residential construction, roof trusses, and laminated beams. Combined annual permitted capacity of the two mills at December 31, 2006, was 390 million board feet ("MMBF"). The Company's total finished lumber production was 253 MMBF in 2006 compared to 265 MMBF in 2005 and 224 MMBF in 2004.

The Company's real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, a premier planned community consisting of 4,700 acres of residential and commercial properties. The property is being developed in stages, and real estate sales to-date have consisted primarily of residential lots, which are sold to builders or individuals, and commercial sites. In addition to Chenal Valley, Deltic has developed Chenal Downs, a 400-acre development located just outside Chenal Valley, and Red Oak Ridge, an 800-acre development in Hot Springs, Arkansas. Also, the Company has disclosed plans for The Ridges at Nowlin Creek, an upscale, 1,170-acre residential development located just west of Chenal Valley, featuring state-of-the-art best-management practices to protect water quality in response to its site adjacent to Lake Maumelle (see the Real Estate section of this item for further discussion of The Ridges at Nowlin Creek).

The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. The plant is designed to have an annual capacity of 150 million square feet ("MMSF") on a 3/4 inch basis, making it one of the largest plants of its type in the world. MDF, which is used primarily in the furniture, flooring, and moulding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, pressed and held together by an adhesive bond.

From the time production began at Del-Tin Fiber in 1998 until the fourth quarter of 2003, both operating and financial performance were below the expectations established at the time the decision to construct the plant was made. As a result, on April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company's investment in Del-Tin Fiber. Subsequently, Deltic's management and Board of Directors completed its review of these strategic alternatives and announced the Company intended to exit the MDF business upon the earliest and most reasonable opportunity provided by the market. As a result of this decision, the Company's evaluation of possible impairment of the carrying value of its investment in the joint-venture was based primarily upon the estimated cash flows from a sale of the Company's interest during 2003 and resulted in a determination that the Company's investment was impaired as of December 31, 2002. The investment was written off to zero.

Due to the Company's commitment to fund its share of any of the facility's operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic's ownership was sold, the Company recognized losses in Del-Tin Fiber equal to the extent of these advances during 2003. For the year of 2003, such advances approximated the Company's equity share of losses for the plant; accordingly, the investment in Del-Tin Fiber at December 31, 2003, was zero. The Company also continued to utilize its management resources to work with Del-Tin's management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic's Board of Directors revised its intent regarding the Company's investment in Del-Tin Fiber and ceased efforts to sell the Company's interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber's operations over the remaining life of the plant. In 2004 through 2006, the Company recorded its equity share of the operating results of the joint venture.

Forest Products Industry

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors, including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. Toward the end of 2005 and into the first part of 2006, the Federal Reserve steadily increased the Federal Funds Rate in an effort to gradually slow economic growth and hold inflation in check. These increases, as well as other inflationary factors, significantly slowed housing starts in 2006. Consequently, the high demand and pricing levels experienced during 2004 and 2005 by the softwood lumber industry declined to 10-year lows for some dimensions during 2006. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its wood products.

Lumber prices have historically been, and will remain, volatile. Sawtimber prices have been more stable than lumber prices. Over the three years immediately preceding 2005, sawtimber prices remained relatively flat. However, during 2005, poor weather conditions and increased sawmill production levels resulted in increases in average sawtimber prices when compared to 2004. The sawtimber prices during 2006 remained comparable to 2005.

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

Woodlands

The Company owns approximately 438,200 acres of timberland, primarily in Arkansas and north Louisiana, stocked principally with Southern Pine. Management considers the timberlands to be Deltic’s most valuable asset and the harvest of this stumpage to be the Company’s most significant source of income.

The approximate breakdown of the Company's timberland acreage at year-end 2006 consisted of the following:

Acres
Pine forest	202,000
Pine plantation	167,000
Hardwood forest	24,000
Other	45,200

Total	438,200

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

Timber Inventory. The Company's estimated standing timber inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of pine inventory is subject to periodic adjustments based on sample cruises and actual volumes harvested. The hardwood inventory shown in the following table is only an approximation; therefore, the physical quantity of such timber may vary significantly from this approximation. Estimated inventory of standing timber as of December 31, 2006, consisted of the following:

Estimated Volume (Tons)
Pine timber
Sawtimber	10,978,000
Pulpwood	5,181,000

Hardwood timber
Sawtimber	1,567,000
Pulpwood	885,000

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

Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, including higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. However, this process does not involve genetic engineering. The seedlings are planted in all-aged stands, or a site is completely replanted in the case of a final harvest of mature stands. During 2006, about 7,000 acres were planted, primarily using seedlings grown from seeds produced at the orchard facility, with another approximately 8,000 acres scheduled to be planted in 2007, as the Company continues to reforest understocked tracts. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission's Best Management Practices. In addition, the Company has been certified under the Sustainable Forestry Initiative ("SFI") program with regards to its timberland management practices.

The Company actively utilizes commercial thinning practices. Thinning operations consist of the selective removal of trees within a stand, usually a plantation, and improve overall productivity by enhancing the growth of the remaining trees while generating revenues.

The Company’s silviculture program is designed to control undesirable, competitive vegetation in its forests and to increase pine growth rates and reproduction. Deltic treated about 13,000 acres in 2006 and 15,000 acres in 2005 under this program.

Harvest Plans. Management views the timberlands as assets with substantial inherent value apart from the sawmills and intends to manage the timberlands on a basis that permits regeneration of the timberlands over time. The Company intends to continue to manage the timberlands on a sustainable-yield basis and has no plans to harvest timber on an ongoing basis at levels that would diminish its timber inventory. In 2006, the Company harvested 580,316 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest approximately 575,000 tons of pine sawtimber in 2007.

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

Wildlife Management. The Company has an active wildlife management program for its properties. Deltic leased approximately 422,000 and 414,000 acres to hunting clubs in 2006 and 2005, respectively. The Company’s wildlife biologist has conducted white-tailed deer management clinics throughout Arkansas. In addition, Deltic cooperates with federal, state, and private agencies in various wildlife studies. The Company also works with the Arkansas Game and Fish Commission to re-establish the black bear population in South Arkansas.

Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provided harvest planning, silvicultural improvements, and maintenance work for approximately 64,000 acres in 2006.

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

Deltic formed an acquisition team to implement its timberland acquisition program. Lands considered for purchase are evaluated based on location, site index, timber stocking, and growth potential. Approximately 124,000 acres of strategically located pine timberlands have been added since the inception of the program. Individual land purchases have ranged from three acres to 21,700 acres.

Land Sales. In 1999, the Company initiated a program to identify for possible sale non-strategic timberlands and higher and better use lands. Sales totaled 3,315 acres in 2001; 3,418 acres in 2002; 4,130 acres in 2003; 1,150 acres in 2004; 45 acres in 2005; and 40 acres in 2006.

Leasing. The Company also generates revenue from the leasing of hunting, oil and gas, and other rights on its timberlands. At December 31, 2006 and 2005, the Company had hunting lease revenues totaling $1,599,000 and $1,525,000, respectively. During 2006 and 2005, the Company had leased net mineral acres of approximately 30,700 and 18,300, respectively, and recorded oil and gas lease revenues of $918,000 and $181,000, respectively.

Mills

The Company’s two sawmills are located at Ola in central Arkansas and at Waldo in south Arkansas, near significant portions of the timberlands. The mills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production with safety being one of the highest priorities. Logs processed into lumber are obtained from the Company’s timberlands and from public and private landowners. The Company selects logs for processing in its mills based on size, grade, and the prevailing market price. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. The mills produce a variety of softwood lumber products, including dimension lumber, boards, timbers, decking, and at the larger Waldo Mill, secondary products such as finger-jointed studs. The lumber is sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams.

Combined permitted annual production capacity of the two mills increased from 226 MMBF at year-end 1999 to 350 MMBF at year-end 2005 with a further increase to 390 MMBF at year-end 2006 following the completion of planned upgrades at both mills. The Company’s lumber output decreased during 2006, with production totaling 253 MMBF compared to 265 MMBF in 2005 and 224 MMBF in 2004. With the softwood lumber market declining in 2006, the Company decided to curtail production, focus on increasing efficiencies, and reduce controllable manufacturing cost.

Capital Projects. Deltic has invested significant capital in its sawmills in recent years to increase production capacity and efficiency, decrease costs, and expand the product mix. Major capital projects completed at the Ola Mill over the past several years include: (1) installation of a curve-sawing gang and double-length infeed to improve log recovery, increase hourly output, and expand product mix; (2) the installation of an optimized edger system to increase lumber recovery; (3) replacement of the planermill with a high-speed planermill and automated sorting system to increase mill output; (4) construction of a small log processing system which allows for the efficient usage of small diameter logs, thus reducing average log costs; (5) addition of a boiler system and steam dry kilns to increase mill capacity and provide the capability to produce higher value lumber; (6) expansion of log storage capacity to enable increased production as market conditions improve; (7) primary breakdown redesign and rebuild of the sawmill processing equipment to improve the infeed of logs and overall flow of green lumber; and (8) installation of a stick laying stacker to improve flow of lumber through the plant.

At the Waldo Mill, major capital projects completed over the past several years include: (1) installation of a curve-sawing gang to improve log recovery, increase hourly output, and expand product mix; (2) installation of a new edger and optimizer to improve recovery; (3) installation of a log optimization system to improve lumber recovery; (4) extension of the green lumber sorter to increase sawmill throughput; (5) addition of finger-jointing facilities which utilizes short-trim material that would normally be waste; (6) construction of a new high speed planermill and automated sorting system that provide the finishing capacity necessary to operate two shifts at the sawmill; (7) installation of a second log debarker in order to further improve hourly throughput capability; (8) an additional boiler and an upgrade of the lumber drying kilns to increase the mill’s lumber drying capacity; and (9) addition of an automatic stick-laying system.

Raw Materials. In 2006, the Company’s two sawmills processed 1,102,632 tons of logs, obtained from either the timberlands or purchased from public and private landowners. The timberlands supplied 47 percent, or 520,333 tons, of the mills’ raw material receipt requirements, while the mills obtained 90 percent of the 580,316 tons of pine sawtimber harvested from the timberlands.

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

In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement its own timber harvests from the timberlands. The Company has an active timber procurement function for each of its sawmills. As of December 31, 2006, the Company had under contract 47,668 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next two years. During 2006, the Company harvested third-party stumpage and purchased logs from third parties totaling 548,966 tons . Of this volume, purchases from the U.S. Forest Service represented nine percent. The balance of such volume was acquired from private lands.

As a result of the reduced availability of federal timber in recent years, demand, along with prices, for privately owned timber has increased. The Company has increased and foresees further increases in its harvesting and purchasing activities from private timberlands. Due to this increased demand and higher timber prices, private timber sources have been prompted to sell their timber commercially. As a result, Deltic’s sources of private timber are many and diverse. The key factors in a landowner’s determination of whether to sell timber to the Company are price, the Company’s relationships with logging contractors, and the ability of the Company to demonstrate the quality of its logging practices to landowners. As a result, a landowner will be more likely to sell timber to a forest products company whose own land has been responsibly managed and harvested. There is a substantial amount of other private timber acreage in proximity to each of Deltic’s sawmills.

Residual Wood Products. The Company pursues waste minimization practices at both of its sawmills. Wood chips are usually sold to paper mills, wood shavings and chips are usually sold to Del-Tin Fiber, and bark is frequently sold for use as fuel. Bark, sawdust, shavings, and wood chips that cannot be sold are used as “hog fuel” to fire the boilers that heat the drying kilns. The Company expects to continue to sell a significant portion of its Waldo Mill’s residual wood shavings and chip production to Del-Tin Fiber pursuant to a fiber supply agreement whose current term is set to expire in 2008.

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

Real Estate

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Development activities began with the construction of Chenal Ridge, the initial, 85-lot neighborhood in Chenal Valley on the western edge of the Little Rock city limits as of 1985. Since that time the Company has been developing the remainder of Chenal Valley, an approximately 4,700-acre premier planned community, centered around two Robert Trent Jones, Jr. designed championship golf courses. The first golf course was completed in 1990. Construction of the second course began in 2001, and was opened for play in the summer of 2003. The property has been developed in stages, and real estate sales to date have consisted primarily of residential lots sold to builders or individuals and commercial tracts. In addition to Chenal Valley, Deltic has developed Chenal Downs, located just outside of Chenal Valley, and is developing Red Oak Ridge, in Hot Springs, Arkansas. Chenal Downs is a 400-acre equestrian development with controlled access, featuring secluded, five-acre lots. Red Oak Ridge, Deltic’s first development outside the Little Rock area, is an 800-acre upscale community designed for residential, resort, or retirement living. During 2004, the Company disclosed plans for a 1,170-acre, 187 lot, upscale residential development, The Ridges at Nowlin Creek, on a portion of its land holdings located within the Highway 10 growth corridor west of Chenal Valley. A portion of the development is located within the watershed of Lake Maumelle, a principal source of drinking water for Little Rock. Due to this environmentally sensitive locale, the Company’s plans include best management practices using the most modern and proven methods to create a low-impact development in order to protect water quality in the lake. The local water utility commissioned the preparation of a watershed management plan, which it subsequently adopted. This plan is largely compatible with the Company’s low-impact development plans. However, shortly after commissioning preparation of its new watershed management plan in 2005, the utility filed a petition in the Circuit Court of Pulaski County Arkansas, to condemn that portion of the development within the lake’s watershed, and deposited its estimate of just compensation for the land taken. The condemned property includes all of 99 lots, parts of an additional 20 planned lots, and proposed access to seven planned lots as well as approximately 40 acres not within the development. Deltic initiated proceedings to have a jury determine the true amount of just compensation for the taking of the lands, as well as other damages. The trial regarding the just compensation for the property subject to the condemnation was scheduled to begin in

March 2007. On March 8, 2007, the Board of Commissioners for Central Arkansas Water authorized the utility to settle its condemnation against the Company. The Company will need to further assess the viability of proceeding with development of lots in the remaining acreage. (For further discussion, refer to Notes 17 and 20 to the consolidated financial statements.)

Chenal Valley is a premier upscale residential and commercial development in the Little Rock real estate market. All developed acreage in Chenal Valley has been annexed by the City of Little Rock. Red Oak Ridge has been similarly annexed by the City of Hot Springs. Both Chenal Downs and the currently suspended Ridges at Nowlin Creek are located just outside the Little Rock city limits.

Residential Development. Lots were offered for sale in Chenal Valley during the second half of 1986 with closings beginning in 1987. As of December 31, 2006, 2,644 lots have been developed in 31 neighborhoods and 2,403 lots have been sold, with about 2,136 residences constructed or under construction. When fully developed, Chenal Valley will include approximately 4,600 residences. However, the actual number of residences in Chenal Valley will depend on final land usages and lot densities. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acres to 2.25 acres, and lot price has ranged from $25,000 per lot to over $335,000 per lot.

The first phase of Chenal Downs was opened in December 1997, followed by a second phase in November 2000, with 60 of the 76 lots developed in the two phases sold by the end of 2006. Lot prices in Chenal Downs range from $89,000 to approximately $187,000. In Red Oak Ridge, the first two neighborhoods were offered for sale in 1998, with a third neighborhood offered in late 2005. These neighborhoods offer a choice of either estate-sized homesites, with many overlooking one of two Deltic-constructed lakes, or garden-home lots. As of the end of 2006, 65 of the 135 lots offered have been sold, and prices for lots currently offered range from about $30,000 to almost $183,000. If commenced, The Ridges at Nowlin Creek will be comprised of estate-sized lots, with expected lot prices ranging from $300,000 to over $500,000.

Commercial Development. Commercial development in Chenal Valley began with the construction of a Company-owned, 50,000-square-foot office building, which was sold during 2000. Commercial activity to-date has consisted of the sale of approximately 300 acres, including four acres in 2004, six acres in 2005, and 55 acres in 2006. Commercial property sales to-date have consisted of retail store locations, an office building constructed by the Company on a nine-acre site, multi-family residence sites, convenience store locations, a bank office building site, a site for a 38-acre open-air shopping center, and outparcels surrounding a retail center constructed and owned by the Company. Under current development plans, Chenal Valley will include approximately 800 acres of commercial property when fully developed.

The completed sale of approximately 38 acres to RED Development LLC for the development of “The Promenade at Chenal”, an upscale lifestyle shopping center, is expected to further increase interest in the Company’s additional 135 acres of commercially-zoned property adjacent to the site.

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

No commercial acreage is included in the Chenal Downs or the currently suspended Ridges at Nowlin Creek developments. Red Oak Ridge is planned to include a small amount of commercial property. The Company will begin to develop and offer commercial sites as population density increases.

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

Undeveloped Acreage. The success of Chenal Valley has increased the value of the Company’s undeveloped real estate surrounding and within the development. Sales of undeveloped real estate amounted to 94 acres in 2004, seven acres in 2005, and zero acres in 2006.

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

From the time production began at Del-Tin Fiber in 1998 until the fourth quarter of 2003, both operating and financial performance were below the expectations established at the time that the decision to construct the plant was made. As a result, on April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic’s management and Board of Directors completed its review of these strategic alternatives and announced the Company intended to exit the MDF business upon the earliest and most reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the joint-

venture was based primarily upon the estimated cash flows from a sale of the Company's interest during 2003 and resulted in a determination that the Company's investment was impaired as of December 31, 2002. The investment was written off to zero.

Due to the Company's commitment to fund its share of any of the facility's operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic's ownership was sold, the Company recognized losses in Del-Tin Fiber equal to the extent of these advances during 2003. For the year of 2003, such advances approximated the Company's equity share of losses for the plant; accordingly, the investment in Del-Tin Fiber at December 31, 2003, was zero. The Company also continued to utilize its management resources to work with Del-Tin's management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic's Board of Directors revised its intent regarding the Company's investment in Del-Tin Fiber and ceased efforts to sell the Company's interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber's operations over the remaining life of the plant. From 2004 through 2006, the Company recorded its equity share of the operating results of the joint venture.

Medium Density Fiberboard. MDF, which is used primarily in the furniture, flooring, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, pressed and held together by an adhesive bond. Although the technology has existed for decades, recent improvements in the manufacture of MDF have increased both the quality and consistency of the product. MDF, with its “real wood” appearance and the ability to be finely milled and accept a variety of finishes, competes primarily with lumber.

Production. The plant produced 147 MMSF of MDF in 2006 versus 141 MMSF of MDF in 2005 and 148 MMSF of MDF in 2004. Prior to 2003, start-up difficulties and operational problems with the plant's press and heat energy system limited production to levels significantly below capacity. The problems with the press were corrected in mid-1999. As natural gas prices escalated during the last half of 2000, the decision was made in late January 2001 to temporarily suspend operations until the heat energy system could be modified. Following completion of a capital project to modify this system, the plant resumed operations in June 2001. Rectification of the heat energy system has enabled the plant's operations to increase production levels closer to the plant's capacity of 150 MMSF per year, as market conditions improved. In addition, manufacturing cost per thousand square feet has decreased, as certain variable costs of manufacturing have been lowered and fixed costs for the facility are being allocated to the increased production.

Raw Materials. The Del-Tin plant provides an additional outlet for wood chip production from the Waldo Mill. Pursuant to a fiber supply agreement whose current term is set to expire in 2008, the Company has agreed to sell, and Del-Tin Fiber to buy, a substantial amount of residual shavings and wood chips from the Waldo Mill. In addition, Del-Tin Fiber has an option to purchase residual wood chips from the Ola Mill. During 2006, 2005, and 2004, Deltic sold approximately $3,939,000, $3,868,000, and $3,890,000, respectively, of these lumber manufacturing by-products to Del-Tin Fiber.

Products and Competition

The Company's principal forest products are timber, timberland, softwood lumber products (primarily finished lumber), residual wood products, and real estate.

Timber. Timber harvested from the timberlands is utilized by the Company's sawmills or sold to third parties. The Company's timber sales to third parties accounted for approximately six percent of consolidated net sales in 2004, 2005, and 2006.

The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood manufacturing facilities, and accessibility.

Land Sales. Timberland sold by the Company to third parties consists of both non-strategic timberland and lands with potential for higher and better use, and amounted to one percent in 2004 and less than one percent of consolidated net sales in 2005 and 2006.

Lumber Products. The Company's sawmills produce a wide variety of products, including dimension lumber, boards, timbers, decking, and secondary products such as finger-jointed studs. Lumber is sold primarily to wholesaler distributors, lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams. During 2004, 2005, and 2006, lumber sales as a percentage of consolidated net sales were approximately 59 percent, 60 percent, and 56 percent, respectively.

The forest products market is highly competitive with respect to price and quality of products. In particular, competition in the commodity-grade lumber market in which the Company competes is primarily based on price. Deltic competes with other publicly held forest products companies operating in the U.S., many of which have significantly greater financial resources than the Company, as well as privately held lumber producers. The Company also competes with producers in Canada and overseas, regions that have increased their share of the U.S. lumber market in recent years. In addition, Deltic's management expects the Company's products to experience additional increased competition from engineered wood products and other substitute products. Due to the geographic location of Deltic's timberlands and its high-quality timber, in addition to the Company's active timber management program, strategically located and efficient sawmill operations, and highly motivated workforce, Deltic has been able to compete effectively.

Residual Wood Products. The Company's sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During 2004, 2005, and 2006, sales of these residual products accounted for eight percent, nine percent, and eight percent, respectively, of Deltic's consolidated net sales. Wood chips are the primary source of residual sales and are typically sold to Del-Tin Fiber or to paper mills. In 2006, Deltic's sawmills produced 324,220 tons of wood chips. The Company expects to continue to sell a significant portion of its wood chip production to Del-Tin Fiber for use in the production of MDF.

Real Estate. The Company develops and markets residential lots and commercial sites. Deltic generally provides the supporting infrastructure. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. The Company also sells undeveloped acreage. During 2004, 2005, and 2006, the sales of residential lots, commercial sites, and undeveloped acreage as a percentage of consolidated net sales were 17 percent, 15 percent, and 17 percent, respectively. The sale of commercial property can have a significant impact on the Company's sales, but is unpredictable and irregular.

Seasonality

The Company's operating segments are subject to variances in financial results due to several seasonal factors. The majority of timber sales are typically generated in the first half of the year due primarily to weather conditions and historically stronger timber prices. Increased housing starts during the spring usually push lumber prices up. Forestry operations generally incur expenses related to silvicultural treatments, which are applied during the fall season to achieve maximum effectiveness.

Business Segment Data

Information concerning net sales, operating income, and identifiable assets attributable to each of the Company's business segments is set forth in Item 7, "Management's Discussion and Analysis"; and Note 18 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data", of Part II of this report.

Decline in Availability of Federal Timber

Various factors, including environmental and endangered species concerns, have limited, and will likely continue to limit, the amount of timber offered for sale by certain U.S. government agencies, which historically have been major suppliers of timber to the U.S. forest products industry. During 2006, the Company did not acquire any of its timber supply for its Ola Mill from federal sources, as it had in prior years. The future decline in the availability of timber from federally owned lands will require the Company, in order to supply the Ola Mill, to rely heavily on harvests from the Company's timberlands, including harvests from timberlands acquired in the future to the extent that suitable opportunities arise, and on the acquisition of timber from other sources, such as private timber owners. The Company's Waldo Mill does not currently process any timber acquired from federal sources.

Environmental Matters

The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, including laws relating to air and water emissions, the use of herbicides on timberlands, regulation of "wetlands", and the protection of endangered species. Environmental legislation and regulations, and the interpretation and enforcement thereof, are expected to become increasingly stringent. The Company has made, and will continue to make, expenditures to comply with such requirements in the ordinary course of its operations. Historically, these expenditures have not been material and the Company expects that this will continue to be the case. Liability under certain environmental regulations may be imposed without regard to fault or the legality of the original actions, and may be joint and several with other responsible parties. As a result, in addition to ongoing compliance costs, the Company may be subject to liability for activities undertaken on its properties prior to its ownership or operation and by third parties, including tenants. The Company is not involved with any such sites as of this time. The Company leases the rights to drill for oil and gas on some of its lands to third parties. Pursuant to these leases, the lessee indemnifies the Company from environmental liability relating to the lessee's operations. Based on its present knowledge, including the fact the Company is not currently aware of any facts that indicate the Company will be required to incur any material costs relating to environmental matters, and currently applicable laws and regulations, the Company believes environmental matters are not likely to have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

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

Employees

As of January 31, 2007, the Company had 464 employees.

Item 1A.	Risk Factors

Cyclicality of Forest Products Industry

The Company's results of operations are, and will continue to be, affected by the cyclical nature of the forest products industry. Prices and demand for logs and manufactured wood products have been, and in the future can be expected to be, subject to cyclical fluctuations. The demand for logs and lumber is primarily affected by the level of new residential construction activity, which activity is subject to fluctuations due to changes in economic conditions, mortgage interest rates, population growth, weather conditions and other factors. Decreases in the level of residential construction activity usually will be reflected in reduced demand for logs and lumber resulting in lower prices for the Company's products and lower revenues, profits, and cash flows. In addition to housing starts, demand for wood products is also significantly affected by repair and remodeling activities and industrial uses, demand for which has historically been less cyclical. Furthermore, changes in industry supply of timber have an effect on prices. Although the Company believes sales of timber by United States government agencies will remain at relatively low levels for the foreseeable future, any reversal of policy that substantially increased such sales could significantly reduce prices for logs and lumber, which could have a material adverse effect on the Company. Furthermore, increased imports from Canada and other foreign countries could reduce the prices the Company receives for its products.

Limitations on the Company's Ability to Harvest Timber

Revenues from the Company's future operations will depend to a significant extent on its ability to harvest timber pursuant to its harvest plans from its 438,200 acres of timberlands (the "Timberlands"). Harvesting of the Timberlands may be affected by various natural factors, including damage by fire, insect infestation, disease, prolonged drought, severe weather conditions including ice storms and other causes. The effects of such natural disasters may be particularly damaging to young timber. To the extent possible, the Company implements measures to limit the risk of damage from such natural causes. The Company is a participant with state agencies and other timberland owners in cooperative fire fighting and fire surveillance programs. In addition, the Timberlands' extensive system of access roads and the physical separation of various tracts provide some protection against fire damage. Nonetheless, one or more major fires on the Timberlands could adversely affect Deltic's operating results. In addition, the Timberlands may also be affected by insect infestation, particularly by the southern pine beetle, and disease. Additionally, the Timberlands may be affected by severe weather conditions, especially ice storms, tornados, and heavy winds. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting the Timberlands will, in fact, be so limited. As is typical in the forest products industry, the Company does not maintain insurance coverage with respect to damage to the Timberlands. The Company does, however, maintain insurance for loss of logs due to fire and other occurrences following their receipt at the Company's sawmills.

Operation of Sawmills

The Company's sawmills are located at Ola in central Arkansas and Waldo in southern Arkansas. The operations of the sawmills are dependent on various factors and there can be no assurance that the Company will be able to continue such operations at current levels of production or that suspension of such operations may not be required in the future. One such factor is the ability of the Company to procure sufficient logs at suitable prices. The Company obtains logs for its sawmills from the Timberlands, other private sources, and federal lands. As discussed above, prices for logs are cyclical and affected primarily by demand for lumber and other products produced from logs. Another such factor is the ability of the Company to find an outlet for the large volume of residual wood products that result from the milling process. The Company currently markets such products to third parties for the production of paper and other uses. The Company sells a significant portion of its residual wood chips to Del-Tin Fiber L.L.C. ("Del-Tin"), a joint venture medium density fiberboard plant near El Dorado, Arkansas, in which the Company owns a 50-percent interest. In addition, the continued operation of the sawmills is subject generally to the risk of business interruption in the event of a fire or other natural disaster, regulatory actions, or other causes. The Company mitigates this risk through the procurement of casualty and business interruption insurance.

Del-Tin Fiber

Deltic owns 50 percent of the membership interest of Del-Tin Fiber, a joint venture to manufacture and market MDF. The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. From the time production began at Del-Tin Fiber until the fourth quarter of 2003, both operating and financial performances were below the expectations established at the time the decision to construct the plant was made. Contributions to Del-Tin Fiber by the Company through the third quarter of 2003 amounted to $60.7 million. The operating and financial performance of the joint venture improved significantly in 2004 through 2006 when compared to prior years. These advances were the result of price improvements in the MDF market, production mix, and the Company's utilization of its management resources to work with Del-Tin's management and the joint-venture partner to improve operating performance at the plant. As a result, the impact of Del-Tin Fiber on the Company's results of operations and cash flows was significantly reduced during the years of 2004 through 2006. Although the Company remains focused on the efficient operations of the facility, changes in MDF prices or disruptions in manufacturing operations at the plant could impact the Company's results of operations and cash flows in future periods, as well as Deltic's ability to exit the MDF business if desired in the future.

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

Federal and State Environmental Regulations

The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, the provisions and enforcement of which are expected to become more stringent in the future. The Company has made and will continue to make non-material expenditures to comply with such provisions. Based on currently available information, including the fact that the Company is not presently aware of any facts that indicate the Company will be required to incur any material costs relating to environmental matters, the Company believes environmental regulation will not materially adversely effect the Company, but there can be no assurances that environmental regulation will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company in the future.

Geographic Concentration and Risk Associated with Real Estate Development

The Company's real estate development projects are located in central Arkansas, specifically in, and west of, Little Rock, Arkansas, and in Hot Springs, Arkansas. Accordingly, the Company's real estate operations are particularly vulnerable to any economic downturns or other adverse events that may occur in this region and to competition from nearby residential housing developments. The Company's results of operations may be affected by the cyclicality of the homebuilding and real estate industries generally. Factors include changes in general and local economic conditions, such as employment levels, consumer confidence and income, housing demand, availability of financing and interest rates, and changes in government regulation regarding the environment, zoning, real estate taxes, and other local government fees.

Reliance on Key Personnel

The Company believes that its continued success will depend in large part on its ability to attract and retain highly skilled and qualified personnel. The Company offers management incentives in a manner that is directly linked to the Company's performance, which the Company believes will facilitate the attraction, retention, and motivation of highly skilled and qualified personnel. In this regard, the Company has taken steps to retain its key personnel, including the provision of competitive employee benefit programs. Although the Company will seek to employ qualified individuals in the event that officers or other key employees of the Company cease to be associated with the Company, there can be no assurance that such individuals could be engaged by the Company.

Dividend Policy

The Company currently intends to pay modest quarterly cash dividends. However, the Company anticipates that future earnings will for the most part be used to support operations and finance growth of the business. The payment of any dividends will be at the discretion of the Company's Board of Directors (the "Company Board"). The declaration of dividends and the amount thereof will depend on a number of factors, including the Company's financial condition, capital requirements, funds from operations, future business prospects, and such other factors as the Company Board may deem relevant, and no assurance can be given as to the timing or amount of any dividend payments.

Anti-Takeover Effects of Certain Statutory, Charter, Bylaw and Contractual Provisions

Several provisions of the Company's Certificate of Incorporation and Bylaws and of the Delaware General Corporation Law could discourage potential acquisition proposals and could deter or delay unsolicited changes in control of the Company, including provisions creating a classified Board of Directors, limiting the stockholders' powers to remove directors, and prohibiting the taking of action by written consent in lieu of a stockholders' meeting. The preferred stock purchase rights attached to the Company's common stock could have similar anti-takeover effects. In addition, the Company's Board has the authority, without further action by the stockholders, to fix the rights and preferences of and to issue preferred stock. The issuance of preferred stock could adversely affect the voting power of the owners of Company's common stock, including the loss of voting control to others. Transactions subject to these restrictions will include, among other things, the liquidation of the Company, the merger, consolidation or other combination or affiliation of the Company with another company, discontinuance of or material change in the conduct of a material portion of its businesses independently and with its own employees, redemption or other reacquisition of Company's common stock, and the sale, distribution, or other disposition of assets of the Company out of the ordinary course of business.

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

The Company's properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, purchased stumpage inventory, two sawmills, and land held for residential and commercial development and sale. As of December 31, 2006, the Company's gross investment in timber and timberlands; gross property, plant, and equipment; and investment in real estate held for development and sale consisted of the following:

(Thousands of dollars)
Timberlands	$80,771
Fee timber and logging facilities	206,688
Purchased stumpage inventory	855
Real estate held for development and sale	44,255
Land and land improvements	4,661
Buildings and structures	9,641
Machinery and equipment	87,491

$434,362

"Timberlands" consist of the historical cost of land on which fee timber is grown and related land acquisitions stated at acquisition cost. "Fee timber" consists of the historical cost of company standing timber inventory, including capitalized reforestation costs, and related timber acquisitions stated at acquisition cost. "Logging facilities" consist primarily of the costs of roads constructed and other land improvements. "Purchased stumpage inventory" consists of the purchase price paid for third-party timber, net of amounts harvested. "Real estate held for development and sale" consist primarily of the unamortized costs, including amenities, incurred to develop the real estate for sale and a retail center held for sale. "Land and land improvements" consist primarily of improvements at the Company's two sawmill locations. "Buildings and structures" and "Machinery and equipment" primarily consist of the sawmill buildings and equipment and the Company's two real estate sales offices.

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

None.

Executive Officers of the Registrant

The age (at January 1, 2007), present corporate office, and length of service in office of each of the Company's executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

Ray C. Dillon - Age 51; President and Chief Executive Officer and a director of the Company effective July 1, 2003. Prior to joining the Company, Mr. Dillon was employed at Gaylord Container Corporation, where from April, 2000 through December, 2002, he was Executive Vice President, and preceding his election as Executive Vice President, he was Vice President, Primary Product Operations from April 1997.

Clefton D. Vaughan - Age 65; Vice President, Treasurer, and Chief Financial Officer effective January 1, 1997. From October 1994 to December 1996, Mr. Vaughan was Vice President of Murphy Oil Corporation, a position he also held from 1989 through October 1992. From October 1992 to October 1994, Mr. Vaughan was Vice President of Murphy Exploration & Production Company. In January of 2007, the Company announced Mr. Vaughan's planned retirement effective May 1, 2007.

W. Bayless Rowe - Age 54; Vice President, General Counsel, and Secretary effective May 1, 2000. From January 1, 1997 to April 2000, Mr. Rowe was General Counsel and Secretary for the Company. From 1988 to December 1996, Mr. Rowe was Secretary and General Attorney of Murphy Oil Corporation.

Kent L. Streeter - Age 46; Vice President of Operations effective November 16, 2003. Prior to joining the Company, Mr. Streeter was Operations Manager of a large paper mill located in the Southeastern United States from January 1997, which has been owned since April 2002, by Temple-Inland, Inc. and prior to that by Gaylord Container Corporation.

David V. Meghreblian - Age 48; Vice President of Real Estate effective November 16, 2003. From May 2000 to November 2003, Mr. Meghreblian was Vice President of Operations for the Company. From November 1996 to April 2000, Mr. Meghreblian was General Manager of Planning and Investor Relations for Deltic. Prior to such time, Mr. Meghreblian was General Manager of Project Development, a position he held beginning in November 1995.

Kenneth D. Mann - Age 47; Controller effective September 1, 2004. From September 1, 2002 to September 2004, Mr. Mann was Manager of Corporate Governance and Investor Relations for the Company. From July 2000 to September 2002, Mr. Mann was Assistant Controller and Manager of Investor Relations. Prior to such time, Mr. Mann was Assistant Controller, a position he held beginning January 1997. Effective May 1, 2007, Mr. Mann will assume the position of Chief Financial Officer.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol DEL. The following table sets forth the high, low, and ending prices, along with the quarterly dividends declared, for each of the quarters indicated:

	Sales Prices[1]			Dividend per Common Share
	High	Low	Close[2]
2006
First Quarter	$60.60	50.01	60.60	.0750
Second Quarter	$60.99	51.99	56.37	.0750
Third Quarter	$56.87	45.20	47.66	.0750
Fourth Quarter	$56.28	47.02	55.78	.0750
2005
First Quarter	$45.90	39.10	39.10	.0625
Second Quarter	$39.80	35.39	38.03	.0625
Third Quarter	$46.05	37.61	46.05	.0750
Fourth Quarter	$52.04	43.61	51.86	.0750

[1]	Daily closing price.
[2]	At period end.

Common stock dividends were declared for each quarter during 2006 and 2005. As of January 31, 2007, there were approximately 1,200 stockholders of record of Deltic's common stock.

In December 2000, the Company's Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. There is no stated expiration dated regarding this authorization. During the first nine months of 2006, no shares were repurchased under this program. Information pertaining to this plan for the fourth quarter of 2006 is presented in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2006	—	—	—	$7,851,000

November 1 through November 30, 2006	—	—	—	$7,851,000

December 1 through December 31, 2006	—	—	—	$7,851,000

Information regarding securities authorized for issuance under equity compensation plans required by this Item is contained in Item 12 of this Form 10-K and is incorporated herein by reference.

Item 6.	Selected Financial Data

The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2006:

(Thousands of dollars, except per share amounts)	2006	2005	2004	2003	2002*
Results of Operations for the Year
Net sales	$153,112	168,350	142,017	134,915	104,512
Operating income	$18,721	26,257	23,155	23,857	10,324
Income/(loss) from continuing operations	$11,323	14,518	11,093	8,194	(13,881)
Net income/(loss)	$11,323	14,518	11,093	8,194	(13,881)
Comprehensive income/(loss)	$11,621	14,128	11,205	8,070	(13,881)
Earnings per common share
Basic
Continuing operations	$.91	1.18	.92	.69	(1.35)
Net income/(loss)	$.91	1.18	.92	.69	(1.35)
Assuming dilution
Continuing operations	$.89	1.17	.91	.69	(1.35)
Net income/(loss)	$.89	1.17	.91	.69	(1.35)
Cash dividends declared per common share	$.30	.275	.25	.25	.25
Net cash provided/(required) by
Operating activities	$39,148	43,125	42,147	44,209	32,079
Investing activities	$(24,234)	(29,015)	(15,723)	(39,302)	(34,905)
Financing activities	$(5,192)	(13,332)	(27,252)	(4,277)	(2,239)
Percentage return on
Average stockholders' equity	5.5	7.6	6.3	5.0	(7.7)
Average borrowed and invested capital	5.6	7.4	6.2	5.3	(3.2)
Average total assets	3.5	4.6	3.6	2.6	(4.3)

Capital Expenditures for the Year
Woodlands	$3,333	7,062	6,686	12,408	5,175
Mills	8,763	10,732	4,797	3,405	3,571
Real Estate	15,612	15,379	12,519	11,198	15,378
Corporate	59	74	165	211	113

	$27,767	33,247	24,167	27,222	24,237

Financial Condition at Year-End

Working capital	$12,710	7,027	6,481	7,501	2,248
Current ratio	2.15 to 1	1.57 to 1	1.73 to 1	2.08 to 1	1.2 to 1
Total assets	$324,266	316,327	307,580	313,350	310,276
Long-term debt	$70,000	74,500	85,724	115,056	116,120
Stockholders' equity	$207,481	198,244	184,091	169,470	162,707
Long-term debt to stockholders' equity ratio	.337 to 1	.376 to 1	.466 to 1	.679 to 1	.714 to 1

*	Includes the write-off of the Company's investment in Del-Tin Fiber of $18,723,000, $11,440,000 net of related deferred income taxes of $7,283,000.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Deltic Timber Corporation ("Deltic" or the "Company") is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 438,200 acres of timberland, primarily in Arkansas and north Louisiana. The Company's sawmill operations are located at Ola in central Arkansas (the "Ola Mill") and at Waldo in south Arkansas (the "Waldo Mill"). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. ("Del-Tin Fiber"), a joint venture to manufacture and market medium density fiberboard ("MDF"). Deltic is a calendar-year company for both financial and income tax reporting.

The Company is organized into four segments: (1) Woodlands, which manages the Company's timberlands; (2) Mills, which consists of Deltic's two sawmills that manufacture a variety of softwood lumber products; (3) Real Estate, which includes the Company's real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. (The Company currently does not allocate the cost of maintaining these support functions to its operating units.)

The Company's timberlands consist primarily of Southern Pine, known in the industry as a type of "softwood". Deltic considers its timberlands to be the Company's most valuable asset and the harvest of stumpage to be its most significant source of income; accordingly, Deltic actively manages its timberlands to increase productivity and maximize the long-term value of these timber assets. The Company harvests timber from the timberlands in accordance with its harvest plans and sells such timber in the domestic market or converts it to lumber in its sawmills. Stumpage supplied to the Company's sawmills is transferred at prices that approximate market. The Company implemented a timberland acquisition program in late 1996, and this ongoing program has enabled the Company, when desired, to increase harvest levels, while expanding its timber inventory. Thus far, the Company has focused its acquisition program on timberland in its current operating area.

The Company's two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high standards for production quality with safety being one of the highest priorities. In addition, each mill is strategically located near significant portions of the Company's timberlands. The mills produce a variety of lumber products, including dimension lumber, boards, timbers, decking, and secondary manufacturing products, such as finger-jointed studs. These lumber products are sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the south and mid-western United States and are used mainly in residential construction, roof trusses, and laminated beams.

The Company's real estate operations were started in 1985 to maximize the value of former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, a premier planned community consisting of 4,700 acres of residential and commercial properties. The property is being developed in stages, and real estate sales to date have consisted primarily of residential lots, which are sold to builders or individuals, and commercial sites. In addition to Chenal Valley, Deltic has developed Chenal Downs, a 400-acre development located just outside Chenal Valley, and Red Oak Ridge, an 800-acre development in Hot Springs, Arkansas. Also, the Company disclosed in 2004 plans for The Ridges at Nowlin Creek, an upscale, 1,170-acre, residential development located just west of Chenal Valley, that features state-of-the-art best management practices to protect water quality in response to its site adjacent to Lake Maumelle. (For additional discussion, see The Ridges at Nowlin Creek in the Executive Overview section.)

The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began in 1998. The plant is designed to have a rated annual production capacity of 150 million square feet ("MMSF") on a 3/4 inch basis of MDF, making it one of the largest plants of its type in the world. MDF, which is used primarily in the furniture, flooring, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, pressed and held together by an adhesive bond.

Executive Overview

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors, including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. Given its relative size and the nature of most commodity markets, the Company has little or no influence over the market's pricing levels for its wood products. Accordingly, the Company will continually seek to reduce controllable costs and expenses from its manufacturing processes. Sales of real estate are affected by general economic conditions and interest rates, specifically as such factors are manifested in the Company's operating area of central Arkansas.

Significant accomplishments during the year of 2006 include: (1) the Company's Real Estate segment had sales of almost 55 acres of commercial real estate properties, including the sale of approximately 38 acres to an affiliate of RED Development, LLC for the development of "The Promenade at Chenal", an upscale lifestyle shopping center; (2) Deltic's Woodlands segment maintained pine sawtimber price at 2005 levels despite downward pressure from a weakened lumber market; (3) the Company's 50-percent interest in Del-Tin Fiber, L.L.C. had a record return in 2006; and (4) Deltic leased natural gas drilling rights for approximately 11,000 net mineral acres in an area of Arkansas known as the "Fayetteville Shale Play", bringing the total amount leased to approximately 26,000 net mineral acres; and (5) Deltic essentially completed installation of major capital upgrades at both sawmills in order to improve operating efficiencies and reduce unit manufacturing cost, which contributed to its Mills segment generating positive cash flow in 2006 despite depressed average sales realizations.

The Woodlands segment continued its trend of steady contributions to earnings during the current year. The 2006 pine sawtimber harvest volume of 580,000 tons was virtually unchanged when compared to 2005’s volume of 581,000 tons. The segment’s 2006 operating income was also essentially unchanged from 2005. The Company accelerated the 2006 pine sawtimber harvest by ten percent during the first half of 2006 to take advantage of favorable market conditions. With housing starts down and the resulting impact of mill curtailments during the last half of 2006, Deltic expects average pine sawtimber prices to decline slightly in 2007.

While lumber production levels within a region can influence pine sawtimber prices, lumber prices typically do not. Over the long-term, there is a fundamental correlation between the level of lumber prices and pine sawtimber prices. However, in the short-term, the geographical size differential between the lumber and pine sawtimber markets results in the two acting somewhat independently of each other. Pine sawtimber markets operate primarily within local or regional areas with sales being mainly to sawmills. These mills are subject to a relatively fixed level of demand for raw materials that is driven by the facilities’ required production levels. Increases in pricing levels within the lumber market typically do not have a significant effect on the existing demand for raw materials in the short-term, resulting in little impact to pine sawtimber prices. This trend would typically also be true in the short-term during times of a depressed lumber market.

Ultimately, the Company's ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the size or existence of markets for manufactured lumber and other wood products. The Company continues to manage the harvest level of its forests on a sustainable-yield basis.

Deltic has increased the return requirements for the sale of higher and better use and non-strategic timberland, and accordingly, the Company has reduced timberland sales activity. Timberland designated as higher and better use consists of tracts with market values that exceed the land’s worth as a timber growing platform. Deltic’s approximately 58,000-acre timberland holdings in the expanding westward growth corridor of Little Rock, Arkansas, is an example of such land. Non-strategic timberland is composed primarily of tracts too small to allow efficient timber management, those geographically isolated from other Company fee lands, and acreage otherwise not deemed strategic to Deltic's operations or growth.

The ancillary values of land ownership, such as revenues from hunting leases, mineral lease bonuses and royalties, and land easements, have historically provided additional income to Deltic’s Woodlands segment. Recent advances in technology and increased pricing levels have resulted in the economic viability of expanded natural gas exploration within the state of Arkansas. One current area of activity, known as the “Fayetteville Shale Play”, is an unconventional natural gas reservoir, ranging in depth from 1,300 feet to 6,500 feet, and is spread across multiple Arkansas counties. During 2006 and 2005, Deltic leased approximately 11,000 and 15,000 net mineral acres, respectively, in this area to various exploration enterprises and received applicable lease bonus payments and the possibility of future royalty income should production be established. The Company continues to evaluate additional leasing requests within the Fayetteville Shale Play, although future leasing will probably not be significant. The ultimate benefit to Deltic from these mineral leases remains speculative and unknown to the Company and is contingent on the successful extraction and sale of natural gas from the area.

For the Mills segment, the status of the lumber market and the resulting impact on the Company's commodity softwood lumber products will continuously impact operating strategies and financial results. U.S. housing starts for 2005 reached their second highest level on record, exceeded only by 1972. During the second half of 2005 and the first part of 2006, the Federal Reserve steadily increased the Federal Funds Rate in an effort to gradually slow economic growth and hold inflation in check. These increases, as well as other inflationary factors, significantly slowed housing starts in 2006. Consequently, the high demand and pricing levels for softwood lumber products experienced during 2004 and 2005 declined to 10-year lows for some dimensions during 2006. The segment's 2006 average lumber sales price declined 12 percent when compared to 2005. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future. Many factors can affect Deltic's average lumber sales prices in 2007. Most industry analysts are projecting a weaker housing market to continue into 2007 due to record-level housing inventories in 2006 and increased financing costs. Other factors impacting future lumber prices include the extent of industry curtailments and the potential for decreased imports due to the resolution of the softwood lumber trade dispute between the U.S. and Canada. The Company will also be impacted by the level of repair and remodeling activity.

Since commodity-based markets rarely benefit from real price growth, after inflation, Deltic has concentrated management's attention, in regard to its manufacturing operations, on improving sales realizations through product and customer mix enhancements and improving production efficiencies and the cost structure at its lumber mills. The Company is anticipating improved efficiencies at the Ola Mill after it has completed the final step of a capital upgrade program. Management believes this upgrade will help the mill's future operations by maximizing hourly production levels with the smaller log size available as raw material for this mill. Deltic's Mills segment reported a decrease in volumes of finished lumber production and sales for the year of 2006. The decrease in lumber production was primarily due to the elimination of an operating shift at the Ola Mill in response to decreased demand and pricing.

Sales activity levels for the Company's real estate developments are affected by economic conditions that influence the level of housing starts in the central Arkansas region, including general economic conditions and interest rates. The effect of rising mortgage interest rates in 2006 decreased the overall demand for residential lots in Chenal Valley, the largest of the Company’s three active developments, as evidenced by Chenal Valley's 89 residential lot closings in 2006. This was a reduction of 141 lots from 2005's level of 230 residential lot closings. The reduction of commitments from area builders which was noted in the last half of 2005 continued into 2006. As a result, the Company developed 76 lots in 2006 and currently does not plan to offer any new lots in 2007. Ultimately, the impact to Deltic’s overall real estate business model from moderate fluctuations in the annual volumes of residential lot sales is deemed minimal in light of the Company’s continued focus on the long-term financial returns from the ultimate build-out of the Chenal Valley development. In Deltic's other two active developments, Red Oak Ridge had sales of 23 lots and Chenal Downs had sales of four lots. The Company's Red Oak Ridge real estate development in Hot Springs, Arkansas, experienced a record level of activity and residential lot sales in 2006. Deltic has 66 developed lots in Red Oak Ridge and 16 in Chenal Downs uncommitted as of year-end 2006. While Chenal Downs is fully developed, Deltic plans to develop additional lots within Red Oak Ridge subsequent to 2007. Actual future annual lot development levels will be dependent upon the demand for the Company's residential lots.

The Real Estate segment’s average sales price for residential lots sold in 2006 was $103,800 which was an increase of 32 percent when compared to 2005, due to the current-year sales mix including a smaller percentage of lower-priced lots as increased interest rates in 2006 more significantly impacted potential lot buyers in this market segment. Deltic's lot development plans provide for a mix of lot offerings that represent all real estate market segments for a planned community. Neighborhoods adjoining Chenal Country Club's second 18-hole, championship golf course designed by Robert Trent Jones, Jr. represent the highest priced market segment in the Chenal Valley development. Average prices for non-golf course lots are lower and vary between neighborhoods depending on other factors such as lot size and location. The mix of lot offerings for any given year will be driven by lot inventory and expected demand.

During 2004, the Company disclosed plans for a 1,170-acre, 187 lot, upscale residential development, The Ridges at Nowlin Creek, on a portion of its land holdings located within the Highway 10 growth corridor west of Chenal Valley. A portion of the development is located within the watershed of Lake Maumelle, a principal source of drinking water for Little Rock. Due to this environmentally sensitive locale, the Company's plans include best management practices using the most modern and proven methods to create a low-impact development in order to protect water quality in the lake. The local water utility commissioned the preparation of a watershed management plan, which it subsequently adopted. This plan is largely compatible with the Company's low-impact development plans. However, shortly after commissioning preparation of its new watershed management plan in 2005, the utility filed a petition in the Circuit Court of Pulaski County Arkansas, to condemn that portion of the development within the lake's watershed, and deposited its estimate of just compensation for the land taken. The condemned property includes all of 99 lots, parts of an additional 20 planned lots, and proposed access to seven planned lots as well as approximately 40 acres not within the development. Deltic initiated proceedings to have a jury determine the true amount of just compensation for the taking of the lands, as well as other damages. The trial regarding the just compensation for the property subject to the condemnation was scheduled to begin in March 2007. On March 8, 2007, the Board of Commissioners for Central Arkansas Water authorized the utility to settle its condemnation action against the Company. The Company will need to further assess the viability of proceeding with development of lots in the remaining acreage. (For further discussion, refer to Notes 17and 20 to the consolidated financial statements.)

Commercial real estate sales activity is by nature less predictable than residential activity. With the number of residents in Chenal Valley and other west Little Rock areas growing steadily, and momentum created from previous sales of commercial acreage in the development, interest in the Company's remaining commercial acreage is increasing. The volume of commercial sales totaled 54.9 acres in 2006 versus 5.7 acres in 2005. However, the average sales price per acre decreased significantly from $945,800 for 2005 to $248,400 for 2006. The commercial real estate sold in 2005 provided a higher-than-normal average sales price per acre due to the sale of a prime location at a key intersection, while the average sales price per acre returned to a more normal range in 2006. Future pricing trends for commercial real estate sales are difficult to predict and are influenced by multiple factors, which include intended use of the site, motivation of the purchaser, and property location and access. No commercial acreage is included in the Chenal Downs development or the planned development of The Ridges at Nowlin Creek. Red Oak Ridge includes a small amount of commercial property, depending on actual final land usages. The Company will begin to develop and offer commercial sites as this development's population density increases.

Operating results for Del-Tin Fiber are affected primarily by the overall MDF market and plant operating performance. The largest market segment for MDF is furniture. However, this segment has continued to shrink as Chinese imports continue to take U.S. market share. The end of 2005 brought about higher than normal demand for the season, allowing the industry to enter 2006 with lower inventory and poised for improved pricing. The market remained strong until the fourth quarter and brought about record prices for Del-Tin Fiber. The current growth markets in MDF are thin panels used primarily for store fixtures and flooring. Del-Tin Fiber concentrated in these segments during the year and successfully changed the product mix to a high percentage and more profitable mix of thinner products. The fourth quarter brought a much slower market, and entering 2007, the forecast for MDF does not show growth in sales.

Operationally, Del-Tin Fiber continued to make significant advances during 2006. The plant's management team remained focused on raising the plant's uptime percentage and achieved a record high. The percentage of premium grade products continued to climb during 2006. The plant had record profits during 2006 as a result of higher prices in the industry and the shift to thinner products. During the fourth quarter, raw material prices rose by 21 percent caused by severe shortages of resin and wood products. This trend is expected to continue during 2007. Future efforts are being concentrated on further improving productivity levels and plant efficiencies and making additional reductions in the plant's manufacturing cost per thousand square feet ("MSF").

Significant Events

On April 6, 2004, RED Development LLC announced that it planned to purchase from Deltic a site within Chenal Valley for "The Promenade at Chenal", an upscale lifestyle shopping center. After extensive efforts by both parties, the sale of 38 acres of commercial property was closed on September 27, 2006. The development of "The Promenade at Chenal" is strategic to Chenal Valley in that it is expected to further increase interest in the Company's additional 135 acres of commercially-zoned property adjacent to the site.

On September 9, 2005, the Company completed an agreement with SunTrust Bank and other banks an unsecured and committed revolving credit facility totaling $260 million. The facility also contains a $50 million letter of credit feature. The agreement, which will expire on September 9, 2010, replaced the existing facility that was scheduled to expire July 15, 2007. The funds available through this agreement will enable Deltic to take full advantage of value-adding growth opportunities as they present themselves.

On August 26, 2004, Del-Tin Fiber successfully refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions pursuant to which, $60 million of its $89 million industrial revenue bonds were redeemed. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million, which will be repayable over five years in equal quarterly installments, that began on December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. This refinancing resulted in more favorable credit terms for the joint venture. The most notable was the removal of the remaining required bond sinking fund payments of $55.9 million due in 2005 under the prior debt facility. (For additional information about the Company's investment in Del-Tin Fiber, refer to Note 3 to the consolidated financial statements.)

From the time production began at Del-Tin Fiber in 1998 until the fourth quarter of 2003, both operating and financial performance were below the expectations established at the time that the decision to construct the plant was made. As a result, on April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company's investment in Del-Tin Fiber. Subsequently, Deltic's management and Board of Directors completed its review of these strategic alternatives and announced the Company intended to exit the MDF business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company's evaluation of possible impairment of the carrying value of its investment in the joint-venture was based primarily upon the estimated cash flows from a possible sale of the Company's interest during 2003 and resulted in a determination that the Company's investment was impaired as of December 31, 2002. The investment was written off, to zero, and the write-off amounted to $18.7 million before income taxes.

Due to the Company's commitment to fund its share of any of the facility's operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic's ownership was sold, the Company recognized equity in Del-Tin Fiber equal to the extent of these advances during 2003. For the year of 2003, such advances approximated the Company's equity share of losses for the plant; accordingly, the investment in Del-Tin Fiber at December 31, 2003 was zero. The Company also continued to utilize its management resources to work with Del-Tin's management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic's Board of Directors revised its intent regarding the Company's investment in Del-Tin Fiber and ceased efforts to sell the Company's interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber's operations over the remaining life of the plant. In 2004, the Company began recording its equity share of the operating results of the joint venture.

Results of Operations

In the following tables, Deltic's net sales and results of operations are presented for the three years ended December 31, 2006. Explanations of significant variances and additional analyses for the Company's consolidated and segmental operations follow the tables.

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2006	2005	2004
Net sales
Woodlands	$37.6	35.1	31.0
Mills	101.9	121.2	98.0
Real Estate	35.5	33.0	31.1
Eliminations	(21.9)	(20.9)	(18.1)

Net sales	$153.1	168.4	142.0

Operating income and net income
Woodlands	$22.5	22.4	19.6
Mills	(5.3)	6.3	6.6
Real Estate	13.9	10.7	8.0
Corporate	(13.1)	(12.7)	(11.6)
Eliminations	.7	(.4)	.5

Operating income	18.7	26.3	23.1

Equity in Del-Tin Fiber	2.9	—	.4
Interest income	.5	.2	.4
Interest and other debt expense	(5.4)	(5.8)	(6.0)
Interest capitalized	1.2	—	—
Other income	.3	—	.1
Income taxes	(6.9)	(6.2)	(6.9)

Net income	$11.3	14.5	11.1

Earnings per common share	$.91	1.18	.92

Consolidated

The $3.2 million decrease in net income for 2006, when compared to 2005, was primarily the result of a lower average lumber sales price for the Mills segment due to a weakened softwood lumber products market. The decrease for the Mills segment was partially offset by improved operating income from the Company's Real Estate segment and increased equity in Del-Tin Fiber. The decrease in interest expense was primarily due to the capitalization of interest related to its Real Estate operations. (For further discussion, refer to Note 16 to the consolidated financial statements.) The $3.4 million increase in net income in 2005 when compared to 2004, was the result of improved operating results for the Company’s Woodlands and Real Estate segments combined with a non-cash income tax benefit of $1.7 million created by the impact of the reversal of an estimated valuation allowance previously applied to portions of Deltic’s deferred tax assets. These items were partially offset by an increase in general and administrative expenses. Deltic reported $168.4 million in total net sales in 2005, which was a record for the Company.

Operating income for 2006 decreased $7.6 million, or 29 percent, when compared to 2005. Results for the Woodlands segment were virtually unchanged, while the Mills segment's operating results decreased $11.6 million due primarily to the decrease in average lumber sales price. Real Estate operating income increased $3.2 million due to increased commercial acreage sales, partially offset by decreased sales of residential lots and undeveloped real estate acreage. Corporate operating expense increased $.4 million due mainly to higher general and administrative expenses. Operating income for 2005 increased 13 percent when compared to 2004. The Woodlands segment increased $2.8 million due primarily to an increase in the average per-ton pine sawtimber price. Mills segment operating results decreased $.3 million despite increases in both average lumber sales price and lumber sales volume due primarily to increased raw material costs. Real Estate operating income increased $2.7 million resulting from 2005 benefiting from the sales of higher margin residential lots and commercial acreage, partially offset by a decrease in sales of undeveloped real estate acreage.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	2006	2005	2004
Net sales (millions of dollars)
Pine sawtimber	$26.1	26.0	23.3
Pine pulpwood	3.5	2.7	1.6
Hardwood sawtimber	.5	.9	.8
Hardwood pulpwood	.5	.6	.4

Sales volume (thousands of tons)
Pine sawtimber	580	581	578
Pine pulpwood	416	298	235
Hardwood sawtimber	17	17	15
Hardwood pulpwood	107	91	71

Sales price (per ton)
Pine sawtimber	$45	45	40
Pine pulpwood	8	9	7
Hardwood sawtimber	30	51	58
Hardwood pulpwood	5	7	6

Timberland
Net sales (millions of dollars)	$.2	.3	1.4
Sales volume (acres)	200	45	1,150
Sales price (per acre)	$1,400	5,300	1,200

Total net sales in 2006 increased $2.5 million, or seven percent, when compared to 2005. Sales of pine pulpwood increased $.7 million due to an increase in harvest level which was partially offset by a slightly lower per-ton average sales price. Other items attributing to the increase in total net sales were a $.8 million increase in hunting and oil and gas lease income, a $1.2 million increase in freight revenue, and a $.2 million increase in other income related to seismic permits and wellsite damages. Sales of hardwood sawtimber decreased by $.4 million due to a lower per-ton average sales price.

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

The Woodlands segment's operating income for 2006 was $.1 million more than 2005 due to the increase in net sales and a reduction in cost for salaries and benefits and silviculture expense, partially offset by increases in freight expense and cost of fee timber harvested. The Woodlands segment’s operating income for 2005 was $2.8 million more than 2004 due to the increase in net sales and a reduction in the cost of timberland sales, partially offset by increases in silviculture expense, freight expense, and cost of fee timber harvested.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	2006	2005	2004
Net sales (millions of dollars)
Lumber	$85.1	101.8	83.8
Residual products	12.8	14.8	11.0

Lumber
Finished production (MMBF)	253	265	224
Sales volume (MMBF)	263	276	229
Sales price (per MBF)	$324	369	365

Total sales in 2006 decreased $19.3 million, or 16 percent, when compared to 2005. The decrease was due to a lower average lumber sales price combined with less volume sold, decreased revenues from sales of residual by-products due mainly to decreased lumber production, and a decrease in freight revenue due to decreased lumber sales volume.

Total sales in 2005 increased $23.2 million, or 24 percent, when compared to 2004. The increase was due to a higher sales volume at a higher average lumber sales price, increased revenues from sales of residual by-products due mainly to increased lumber production, and an increase in freight revenue due to increased lumber sales volume.

The decline in the Mills segment's operating income for 2006 was due to the same factors that impacted sales. The reduction in the Mills segment’s operating income for 2005, despite an increase in net sales, was due primarily to increased raw material log costs.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	2006	2005	2004
Net sales (millions of dollars)
Residential lots	$12.0	19.6	21.1
Commercial sites	13.6	5.4	1.0
Undeveloped acreage	—	.4	2.6

Sales volume
Residential lots	116	249	290
Commercial acres	55	6	4
Undeveloped acres	—	7	94

Average sales price (thousands of dollars)
Residential lots	$104	79	73
Commercial acres	248	946	226
Undeveloped acres	—	64	28

Total net sales in 2006 increased $2.5 million, or eight percent, over 2005 due primarily to increased commercial real estate sales, partially offset by decreased revenues from the sale of residential lots and undeveloped real estate acreage. The 2006 sales volume of commercial acreage increased significantly to 55 acres versus six acres during 2005, but the average sales price per acre was lower in 2006 at $248,400 per acre versus $945,800 in 2005 due to the locations and intended use of the commercial sites sold. While the number of residential lots sold decreased by 133 lots, the average lot sales price increased 32 percent to $103,800 per lot, due to the sales mix of the lots sold. There were no sales of undeveloped acreage in 2006, while seven acres were sold in 2005. Chenal Country Club, Inc. produced net sales of $6.7 million for 2006, an increase of $.3 million.

Total net sales increased $1.9 million in 2005, or six percent, due to increased commercial real estate acreage sales, partially offset by decreased revenues from the sale of residential lots and undeveloped acreage. While the number of residential lots sold decreased, the average price per lot increased due to sales mix. The 2005 sales volume of commercial acreage was a slight increase over 2004; however, the 2005 average price per acre increased significantly due to the locations and intended use of the commercial sites sold. Chenal Country Club, Inc. produced net sales of $6.4 million for 2005, an increase of $.5 million.

The changes in the Real Estate segment's operating income were due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $.4 million in 2006 was due primarily to higher salaries and benefits and increased legal fees, partially offset by lower employee relations cost and decreased charitable contributions.

The increase in operating expense for Corporate functions of $1.1 million in 2005 was due primarily to, increased incentive plan expenses due to improved financial results, and increased charitable contributions, partially offset by higher 2004 retirement plan expenses not present in 2005 related to separated employees.

Eliminations

Intersegment sales of timber from Deltic's Woodlands segment to the Mills segment were $21.9 million in 2006, $20.8 million in 2005, and $18.0 million in 2004. The $1 million increase during 2006 was due primarily to a larger transfer volume and the $2.7 million increase during 2005 was due primarily to a higher average transfer price. There were no intersegment timberland sales commissions in 2006, 2005 or 2004.

Equity in Del-Tin Fiber

For the year ended December 31, 2006, equity in Del-Tin Fiber recorded by the Company was $2.9 million compared to zero in 2005 and 2004's equity income of $.4 million.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	2006	2005	2004
Net sales (millions of dollars)	$73.7	63.0	65.4
Finished production (MMSF)	147.0	140.9	148.3
Board sales (MMSF)	144.9	139.8	150.4
Sales price (per MSF)	$456	403	398

Average sales price for 2006 increased $53 per MSF when compared to 2005 due to favorable market conditions for the first nine months of 2006, in conjunction with a change in product mix to include a greater percentage of thin board and an increase in premium grade production. For 2006, manufacturing cost per MSF sold increased two percent due primarily to increased resin and other raw material cost.

Average sales price for 2005 increased $5 per MSF when compared to 2004 due to favorable market conditions in addition to a change in product mix to include a slight increase of thin board and an increase in premium grade production. During the first quarter of 2005, the facility's operations were hindered by a temporary production curtailment caused by a fire at the plant. The effect of the first quarter curtailment was decreases in both finished production and sales volumes for the plant. For 2005, manufacturing cost per MSF sold was up two percent due primarily to decreased production volume and increased petroleum-based resin raw material costs.

Interest Income/Expense

When compared to the prior year, interest expense for 2006 decreased $1.6 million due primarily to capitalized interest related to the Company's Real Estate operations and to a reduction in outstanding debt. The 2005 year decreased $.2 million from 2004 due primarily to a reduction of long-term debt. (For further discussion, refer to Note 16 to the consolidated financial statements.)

Income Taxes

The effective income tax rate was 37 percent, 30 percent, and 38 percent in 2006, 2005, and 2004, respectively. The increase in the effective income tax rate for 2006 was due primarily to valuation allowance adjustments in 2005 combined with a higher effective rate for state income taxes. The decrease in the effective income tax rate for 2005 was due primarily to the impact of an income tax benefit created by a reversal of the estimated valuation allowance related to accumulated state net operating loss carryforwards, as it was more likely than not that the future benefits of these state net operating losses would be utilized in their entirety. Before recording the reduction in the valuation allowance, the Company’s effective income tax rate for 2005 was 38 percent.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $39.1 million for the year ended December 31, 2006, which compares to $43.1 million for 2005 and $42.1 million for 2004. Changes in operating working capital, other than cash and cash equivalents, provided cash of $4.5 million in 2006, $1.2 million in 2005, and $.9 million in 2004. Net cash provided by other operating activities included changes in long-term deferred mineral lease bonus revenue of $2.4 million in 2006, $1.3 million in 2005, and zero in 2004. Also included in net cash provided by other operating activities in 2005 was $3.8 million received in connection with the condemnation of portions of the Company’s planned real estate development, "The Ridges at Nowlin Creek". The Company's accompanying Consolidated Statements of Cash Flows identify other differences between income and cash provided by operating activities for each reported year.

Capital expenditures required cash of $27.6 million in 2006, $33.2 million in 2005, and $24.2 million in 2004. Total capital expenditures, by segment, for the years ended December 31, 2006, 2005, 2004, are presented in the following table.

(Millions of dollars)	2006	2005	2004
Woodlands	$3.3	7.0	6.7
Mills	8.8	10.7	4.8
Real Estate	15.6	15.4	12.5
Corporate	.1	.1	.2

Total capital expenditures	27.8	33.2	24.2
Non-cash land exchange	(.2)	—	—

Total capital expenditures requiring cash	$27.6	33.2	24.2

Woodlands capital expenditures included timberland acquisitions of approximately 400 acres at a cost of $1.1 million in 2006, approximately 1,800 acres at a cost of $5.4 million in 2005, and approximately 4,200 acres at a cost of $5.1 million in 2004. Reforestation site preparation and planting required expenditures of $1.5 million in 2006, $1.3 million in 2005, and $1.4 million in 2004, and were the result of expansion of the Company's planting program due to recent acquisitions of timberland and to final harvests of mature stands, necessitating regeneration.

During 2006, significant capital expenditures for the Mills segment included $1.7 million to make improvements to the primary breakdown and automatic log rotation system at the Ola Mill, which will increase shift uptime and reduce recovery losses associated with cants mis-manufactured due to poor rotation. The Ola Mill also installed a stick laying stacker at a cost of $.7 million which will improve uptime, efficiencies, and productivity. Also at the Ola Mill, $.4 million was expended on sawmill modifications, $.3 million on log loader improvements, $.3 million on the air system improvements, and $.2 million on edger upgrades. The Waldo Mill expended $1.7 million on sawmill modifications to improve efficiencies and productivity, $.6 million was for an automatic stick-laying system for the existing lumber stacker, and $.4 million was expended on a reman/re-entry system.

During 2005, significant capital expenditures for the Mills segment included $6 million to add an additional boiler and upgrade the lumber drying kilns at the Waldo Mill to improve sales realizations, while reducing costs, and to increase the mill's lumber drying capacity. At the Ola Mill a primary breakdown redesign and rebuild of the sawmill processing equipment was performed at a cost of $1.3 million which focused primarily on improving the handling system used to feed logs into the sawmill and overall flow of green lumber through the sawmill. Also, at the Ola Mill $.5 million was expended to complete the installation of a semi-automated lumber grading system. During 2004, $1 million was expended at the Waldo Mill for an semi-automated lumber grading system and $.7 million for the initial phase of the boiler and drying kilns project. At the Ola Mill, $.6 million was expended toward the installation of the semi-automated lumber grading system there.

Capital expenditures for Real Estate operations related to the cost of residential lot development totaled $2.4 million in 2006, $9.5 million in 2005, and $7.6 million in 2004. Land acquisitions required $.6 million in 2006 and $.7 million in 2004, with no such expenditures in 2005. Infrastructure construction required $.3 million in 2006 and 2005, and $.1 million in 2004. Expenditures related to golf operations at the two courses at Chenal Country Club totaled $.1 million in 2006 for course maintenance equipment and golf carts, compared to $.3 million in 2005 and $.5 million in 2004. The Company expended $6.1 million on clubhouse renovations, the addition of a fitness center, and additional locker room and dining facilities in 2006. In addition, $1.6 million was expended in 2006 and $1.7 million in 2005 for the construction of a limited number of speculative homes within the Company’s Red Oak Ridge development located in Hot Springs, Arkansas, with no such expenditures in 2004. Other expenditures were primarily for various amenity and infrastructure improvements.

Deltic had commitments of $9.6 million for capital projects in progress at December 31, 2006. This total commitment includes $.2 million for reforestation site preparation and road construction, $3.9 million for land acquisitions, and $.7 million for completion of various projects at both the Ola Mill and Waldo Mill. Also, $4.7 million were committed relating to residential lot and commercial site development and amenity improvements at the Company's real estate developments, including $1.4 million for completion of the renovation project at Chenal County Club.

The net change in purchased stumpage inventory provided cash of $.3 million in 2006, $3.8 million in 2005 and $2.6 million in 2004. Advances to Del-Tin Fiber by the Company amounted to $2.8 million, $4.8 million, and $1.6 million, in 2006, 2005, and 2004, respectively. The Company received cash distributions from Del-Tin Fiber of $4 million in 2006, $3.8 million in 2005, and $1.4 million in 2004. At the end of 2006, $.1 million of proceeds from sales of appreciated timberland parcels were deposited and held by a trustee to be used to acquire timberland designated as "replacement property" for income tax purposes, as required for tax-deferred exchanges. The $4.6 million received for timberland sold during 2003 was held by the trustee at December 31, 2003, while the Company identified potential timberlands to acquire in order to qualify these sales as a tax-deferred exchange. In 2004, these proceeds were received from the trustee and utilized to acquire timberlands as required. No timberland sales involving tax-deferred exchanges occurred in 2005. Initiation fees received from members joining Chenal Country Club, which are accounted for as a reduction in the cost basis of the club rather than net sales, amounted to $.9 million in 2006, $1.1 million in 2005, and $1.2 million in 2004.

During 2006, Deltic borrowed $20 million and repaid $24.5 million under its revolving credit facility. During 2005, Deltic borrowed $43.5 million and repaid $54.7 million under its revolving credit facility. During 2004, Deltic borrowed $29.7 million and repaid $59 million under its revolving credit facility, in addition to making repayments of seller-financed debt of $.1 million.

The Company only purchased seven shares of treasury stock in 2006 and no shares in 2005. Purchases of treasury shares in 2004 were conducted through non-cash transactions. Cash required to pay common stock dividends totaled $3.7 million in 2006, $3.4 million in 2005, and $3 million in 2004. Proceeds from stock option exercises amounted to $2.5 million, $1.9 million, and $5.2 million in 2006, 2005, and 2004, respectively. Costs of $.7 million related to Deltic's revolving credit facility were paid in 2005. In 2006, the Company had a benefit in taxes related to stock options exercised of $.6 million due to the transition to SFAS 123 (R), Accounting for Stock-Based Compensation.

Financial Condition

Working capital at year-end totaled $12.7 million in 2006 and $7 million in 2005. Deltic's working capital ratio at December 31, 2006, was 2.15 to 1 compared to 1.57 to 1 at the end of 2005. Cash and cash equivalents at the end of 2006 were $11.4 million compared to $1.6 million at the end of 2005. The increase in cash and cash equivalents was primarily due to a benefit of having paid off the revolving credit facility during the second quarter of 2006. During 2006, total indebtedness of the Company decreased $4.5 million to $70 million at year-end. Deltic's long-term debt to stockholders' equity ratio was .337 to 1 at December 31, 2006, compared to .376 to 1 at the end of 2005.

Liquidity

The primary sources of the Company's liquidity are internally generated funds, access to outside financing, and working capital. The Company's current strategy for growth continues to emphasize its timberland acquisition program, in addition to expanding lumber production as market conditions allow and developing residential and/or commercial properties at Chenal Valley, Red Oak Ridge and the currently suspended development of The Ridges at Nowlin Creek.

To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured and committed revolving credit facility totaling $260 million, inclusive of a $50 million letter of credit feature. The agreement will expire on September 9, 2010. As of December 31, 2006, all $260 million was available, as no borrowings were outstanding under or supported by the facility. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company's current financing arrangements, refer to Note 6 to the consolidated financial statements.)

In December 2000, the Company's Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. As of December 31, 2006, the Company had expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share; no shares were purchased under this program during 2006. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber's debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which will be repayable over five years in equal quarterly installments, that began December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($22.8 million at December 31, 2006) of Del-Tin Fiber’s obligations under its credit agreement.

The Company has adopted the provisions of FASB Interpretation ("FIN") No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. In accordance with FIN 45, Deltic initially estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At December 31, 2006, Deltic’s remaining liability regarding the guarantee was $1.9 million.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants' contributions adjusted as needed; the life insurance plan is noncontributory. In 2004, the Company incurred additional net periodic expense related to its defined benefit retirement plans resulting from enhanced retirement benefits granted to certain employees upon retirement. Deltic does not view these enhanced retirement benefits as a trend carried forward to years subsequent to 2004. With regards to all of the Company's employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way, or which would cause the 2006 reported plan information not to be necessarily indicative of future operating performance or future financial condition. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 12 to the consolidated financial statements.)

Tabular summaries of the Company's contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2007	2008 to 2009	2010 to 2011	After 2011
Contractual cash payment obligations
Real estate development committed capital cost	$5.9	3.2	2.7	—	—
Woodlands land acquisition and committed capital cost	1.4	1.4	—	—	—
Mills committed capital cost	.7	.7	—	—	—
Long-term debt	70.0	—	50.0	13.3	6.7
Interest on debt[1]	12.5	4.5	5.9	1.8	.3
Retirement plans	6.4	.9	1.8	2.1	1.6
Other postretirement benefits	10.5	.4	.9	1.1	8.1
Other long-term liabilities	9.6	.1	8.3	1.2	—

	$117.0	11.2	69.6	19.5	16.7

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$22.8	17.5	5.3	—	—
Timber cutting agreements	.8	.7	.1	—	—
Operating leases	.2	.1	.1	—	—
Letters of credit	.3	.1	.2	—	—

	$24.1	18.4	5.7	—	—

[1]	Interest commitments are estimated using the Company's current interest rates for the respective debt agreements over their remaining terms to expiration.

Outlook

Deltic's management believes that cash provided from its operations, the remaining amount available under its credit facility, and its ability to access the credit markets, will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company's continued timberland acquisition and stock repurchase programs, and capital expenditures, for the foreseeable future.

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

Other Matters

Impact of Inflation

General inflation has not had a significant effect on the Company's operating results during the three years ended December 31, 2006. The Company's timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy and long-term interest rates, specifically as such may manifest themselves in the central Arkansas region.

Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does, on occasion, consider the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended December 31, 2006. Deltic held various financial instruments at December 31, 2006 and 2005, consisting of financial assets and liabilities reported in the Company's Consolidated Balance Sheets and off-balance sheet exposures resulting from contractual debt guarantees and letters of credit issued for the benefit of Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to the previous tabular summary of the Company's other commercial commitment expirations and to Note 10 to the consolidated financial statements.)

Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments' fair value, but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company's long-term debt, including current maturities, contractual guarantees of debt, and letters of credit at December 31, 2006, were $70.7 million, $1.9 million, and $.3 million, respectively.

A one percentage-point increase in prevailing interest rates would result in decreases in the estimated fair value of long-term debt of $2.5 million and contractual guarantees of debt of $.1 million, while the fair value of the Company's letters of credit would be unchanged. Fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities. There was no impact for 2006 resulting from a one percentage-point increase in interest rates on the estimated pretax earnings and cash flows, holding other variables constant.

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

Critical Accounting Policies and Estimates

The Company has identified seven of its current accounting policies as being, in management's view, critical to the portrayal of the Company's financial condition and results of operations. Additionally, six of these policies require significant assumptions and/or estimates on the part of management as it pertains to certain factors inherent in the policies. The Company's senior management has discussed the development and selection of its critical accounting policies and estimates with the Company's Audit Committee. With the exception of the reduction of the Company's deferred tax asset valuation allowance in 2005 (Refer to Note 8 to the consolidated financial statements), Deltic has not made any material changes to its critical accounting estimates in the last three years. These policies, along with explanations of the key assumptions and/or estimates considered by management, are described below. (For a listing of all significant accounting policies of the Company, refer to Note 1 to the consolidated financial statements.)

1)	Investment in Real Estate Held for Development and Sale — Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities. Indirect and amenity costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company's four development areas — Chenal Valley, Chenal Downs, Red Oak Ridge, and the currently suspended The Ridges at Nowlin Creek — are allocated to neighborhoods over the entire respective development area based on relative retail values.

The key factors involved in determining the Investment in Real Estate Held for Development and Sale are: (1) the treatment of the clubhouse and golf course at Chenal Country Club, the amenity around which the Chenal Valley development is centered, as an amenity rather than an operating fixed asset and (2) the management estimates required to estimate the future indirect development costs and sales values of the areas of Chenal Valley yet to be developed. Due to accounting for Chenal Country Club as an amenity, the cost of the clubhouse and golf course, including the estimated cost of planned future improvements, are charged against income as real estate is sold rather than depreciating this cost. This amenity treatment also records the initiation fees received from members joining the club as a reduction in the cost basis of the club rather than as net sales. In addition, the Company's model for allocating the indirect cost to be expensed against each piece of real estate sold requires management to estimate the future indirect costs to be incurred for the entire development, primarily infrastructure costs and future improvements at Chenal Country Club (net of estimated future initiation fees to be received), as well as the potential market value of each tract of undeveloped property within the Chenal Valley development. In determining future indirect development costs, management relies on cost projections for its development plans provided by independent professional engineering consultants. Independent appraisers are utilized to provide the potential market value for unsold acreage.

2)

Investment in Del-Tin Fiber —Investment in Del-Tin Fiber L.L.C. ("Del-Tin Fiber"), a 50 percent-owned limited liability company, is carried at cost and is adjusted for the Company's proportionate share of Del-Tin Fiber's undistributed earnings or losses. The Company's equity-method-basis carrying value for its investment in Del-Tin Fiber is evaluated for possible impairment, as applicable under the requirements of Accounting Principles Board Opinion ("APB") 18, The Equity Method of Accounting for Investments in Common Stock. This evaluation as of December 31, 2002, based on the intent of the Company's Board of Directors to exit the business, resulted in a determination that the Company's investment was impaired as of December 31, 2002, and the carrying amount of the investment was written off, to zero, for the 2002 Consolidated Balance Sheet. On December 11, 2003, the Company's Board of Directors revised its intent in regard to selling Deltic's interest in the joint venture. The resulting evaluation of fair value for the related investment indicated that fair value exceeded carrying value, which was zero as of December 31, 2003, and the Company resumed recording its equity share of the operating results of Del-Tin Fiber. Likewise, cash advances to the joint venture are recorded as increases in the Company’s investment in the facility, while cash distributions received from the joint venture are reflected as reductions in its investment.

For Deltic's investment in Del-Tin Fiber, the key determinations by management are (1) the accounting treatment for this investment under the equity method of accounting rather than as a consolidated subsidiary since the joint venture is 50 percent owned by both owners, (2) the factors used in evaluating the impairment of the investment's carrying value, and (3) the estimate of the fair value of the Company's guarantee of Del-Tin Fiber's credit agreement. Deltic management has determined that there is no control by either company due to having a Board of Managers with equal representation. As such, the assets and liabilities of Del-Tin Fiber are not included in the amounts reported on the Company's balance sheet for any period. In evaluating the possibility of the existence of an impairment for the Company's carrying value for its investment in Del-Tin Fiber under APB 18, management must estimate future net cash flows from the possible courses of action available for its investment, such as continuing to maintain or sell its investment, to determine both recoverability of the carrying amount and fair value of the investment. More specifically, management must determine the possible courses of action and estimate the probability of each potential action, as well as the related future net cash flows. Then, if estimated fair value is less than the carrying amount, management must determine if this impairment is other than temporary. If so, then an impairment write-down is required. In estimating the fair value of the guarantee of Del-Tin Fiber's credit agreement, Deltic's management must first assess how the same debt instrument would have been structured without the guarantees of the joint venture partners, in order to estimate the benefit resulting from Deltic's guarantee. A range of probabilities of estimated future cash outflows under the benefit previously determined are then assembled. A probability-weighted present value of the estimated future cash outflows is then calculated. The resulting balance represents the fair value of the obligation, which is the estimate of the value of assets required currently to settle the liability in the future. (For additional information about the Company's investment in Del-Tin Fiber, refer to Note 3 to the consolidated financial statements.)

3)	Timber and Timberlands — Timber and timberlands, which includes purchased stumpage inventory and logging facilities, is stated at acquisition cost less cost of fee timber harvested and accumulated depreciation of logging facilities. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of roads constructed and other land improvements, are depreciated using the straight-line method over a ten-year estimated life. The Company's professional foresters estimate its fee timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. The cost of timber and timberland purchased and reforestation costs are capitalized. Fee timber carrying costs are expensed as incurred.

The key components of the Timber and Timberlands policy are: (1) management's decision to maintain separate timber cost pools for each legal entity within the Deltic consolidated group and (2) the required estimation of timber inventory volume, by species, for each of these companies in order to calculate the cost of fee timber harvested per ton. Management has elected to maintain a separate cost pool for the timber owned by each company, thus resulting in a different cost per ton for fee timber harvested for each. The mix of harvest by company for any period can significantly affect the amount of cost of fee timber harvested expense reported. Per-ton costs for 2006 ranged from $2.75 to $39.57 per ton for pine sawtimber. Had the Company opted to use a composite depletion rate, cost of pine sawtimber harvested would have been $.3 million more in 2006, $.8 million more in 2005, and $.7 million more in 2004 ($.2 million, $.5 million, and $.5 million, respectively, net of applicable income taxes) than as reported due to the mix of harvest by company during the year. In determining these rates, management must estimate the volume of timber existing on its timberlands. To estimate these fee timber inventories, the

Company relies on its experienced forestry personnel and their use of statistical information and data obtained by actual physical measurements and other information gathering techniques. The recognized cost of fee timber harvested is impacted by the accuracy of this volume estimation. (For additional information about the Company's timber and timberlands, refer to Note 4 to the consolidated financial statements.)

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

Management also evaluates any asset or group of assets for which potential impairment might exist and has determined that there are none requiring an impairment write-down. This process requires management's estimate of future cash flows generated by each asset or group of assets. For any instance where this evaluation process might indicate an impairment exists, the appropriate asset's carrying values would be written down to fair value and the amount of the write-down would be charged against the results of continuing operations. (For additional information about the Company's property, plant, and equipment, refer to Note 5 to the consolidated financial statements.)

5)	Stock-Based Compensation — On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123 (R), "Share-Based Payment", ("SFAS 123 (R"). Prior to January 1, 2006, it accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and the related Interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based employee compensation was accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying stock on the date of the grant.

The Company adopted SFAS 123 (R) using the modified-prospective method. Under the transition method, compensation cost recognized in future interim and annual reporting periods includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of APB 25, and (2) compensation cost for all share-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). The results for prior periods have not been restated.

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during years 2005 and 2004.

(Thousands of dollars, except per share amounts)	2005	2004
Net income, as reported	$14,518	11,093
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	766	468
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(955)	(811)

Pro forma net income	$14,329	10,750

Basic earnings per share
As reported	$1.18	.92
Pro forma	1.17	.89

Dilutive earnings per share
As reported	$1.17	.91
Pro forma	1.16	.88

For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2005 and 2004, respectively: dividend yields of .81 percent and .9 percent; expected volatility of 31.54 percent and 30 percent; risk-free interest rates of 3.83 percent and 4.1 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2005 and 2004 was $15.35 and $9.50, respectively.

The adoption of SFAS No. 123 (R) had an impact on the Company's results of operations. The consolidated statement of income for the year ended 2006, included $1,891,000 of stock-based compensation expense reflected in general and administrative expenses.

SFAS No. 123 (R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement increased net financing cash flows, rather than net operating cash flows, for the year ended December 31, 2006 by $611,000. The cumulative effect related to outstanding restricted stock awards as of December 31, 2005, which are not expected to vest based on an estimate of forfeitures, was not material.

Under the fair value recognition provisions of SFAS No. 123 (R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. For valuation of stock options granted subsequent to the adoption of SFAS No. 123 (R), Deltic elected to use a binomial model to estimate fair value. The fair value of restricted stock awards is determined by reference to the fair market value of the Company's common stock on the date of grant. For restricted stock performance units subsequent to Deltic's adoption of SFAS No. 123 (R), the Monte Carlo simulation is being used to estimate fair value. For all awards subsequent to the adoption of SFAS No. 123 (R), the Company will recognize compensation cost on a straight-line basis over the requisite service period.

Deltic issues restricted stock performance units whose vesting is contingent upon meeting certain financial performance goals based upon the Company's total stockholder return compared to the total return of a Paper and Forest Products Index ("the Index") selected by the Compensation Committee and calculated by Standard and Poor's. Determining the appropriate amount to expense is based on likelihood of achievement of the stated goals and requires judgement, including forecasting future financial results. This estimate is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of change.

The Company used historical volatility over the nine-year trading life of its stock to determine volatility assumptions. Risk-free interest rates are based on historical rates and forward-looking factors. The expected dividend yield is based on the Company's average dividend yield from 2002 to 2005. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors. The expected option term is based on the term of the option and historical exercise, cancellation and expiration experience.

Assumptions for the 2006, 2005, and 2004 valuation of stock options and restricted stock performance units consisted of the following:

	2006	2005	2004
Weighted expected volatility	28.97%	31.54%	30.00%
Dividend yield	0.76%	0.81%	0.90%
Expected term of options (in years)	6.27	5.00	5.00
Risk-free interest rate	4.43%	3.83%	4.10%

6)	Revenue Recognition — The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue from the sale of lumber and wood by-products is recorded at the time of shipment due to terms of such sale being designated free on board ("f.o.b.") shipping point. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested. Such intersegment sales, which are made at prices which generally approximate market, are eliminated in the consolidated financial statements. Revenue from timberland and real estate sales is recorded under the criteria of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") 66, Accounting for Sales of Real Estate. Such revenue is recorded at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

7)	Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are assumed will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The key management decisions related to income taxes are: (1) the determination of current taxability of transactions, (2) the election to capitalize or expense costs incurred, (3) the decision regarding the appropriate depreciation method for income tax purposes (these three factors ultimately affect the Company's cash flows for income taxes paid and determine the differences between the financial statements carrying amounts and tax bases of existing assets and liabilities), and (4) management's estimation of the appropriateness of valuation allowances to reduce any deferred tax assets that exist. Deltic's management periodically evaluates the Company's ability to realize future benefit of deferred tax assets by reviewing the expected turnaround of deferred tax liabilities and the amount of future taxable income and by evaluating tax planning strategies that could possibly be implemented to realize deferred tax assets.

Related-Party Transactions

The Company has committed to provide to Del-Tin Fiber a portion of the plant's fiber and wood supply at market prices. This arrangement benefits Del-Tin Fiber by ensuring a portion of its raw material needs while providing the Company with a purchaser of residual by-products produced by its lumber mills, if needed. The market price that Deltic receives for these transactions is determined by the average price paid during the immediate preceding year by Del-Tin Fiber to other suppliers of the products purchased from the Company. During 2006, 2005, and 2004, Deltic sold Del-Tin Fiber approximately $3.9 million each year, respectively, of these residual by-products.

Impact of Recent Accounting Pronouncements

(For information regarding the impact of recent accounting pronouncements, refer to the related section in Note 1 to the consolidated financial statements.)

Environmental Matters

Deltic is committed to protecting the environment and has certain standards with which it must comply based on federal, state, and local laws for the protection of the environment. Costs of compliance through 2006 have not been material, and the Company's management currently has no reason to believe that such costs will become material for the foreseeable future.

Contingencies

The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding other than that disclosed regarding the condemnation of portions of the Company’s planned real estate development, "The Ridges at Nowlin Creek".

Outlook

Pine sawtimber harvested from Deltic's fee lands in 2007 is projected to remain comparable to 2006's level at 570,000 to 585,000 tons. Finished lumber production and resulting sales volumes are projected at 270 to 285 million feet for 2007; however, these volumes are dependent upon market conditions. Deltic anticipates that closings for residential lots will be 100 to 120 lots for the year of 2007, barring further declines in economic growth or residential construction activity. The Company will continue to recognize equity in the financial results of Del-Tin Fiber.

The Company's capital expenditures budget for the year of 2007 was prepared in the fall of 2006 and provides for expenditures totaling $32.7 million. The Woodlands capital budget of $12.5 million includes $9 million for timberland acquisitions, which will be dependent on the availability of acreage at prices that meet the Company's criteria for timber stocking, growth potential, site index, and location, and $2.6 million for reforestation site preparation and planting. During 2007, various sawmill projects are expected to require $4.6 million. The capital budget for Real Estate operations of $15.4 million includes expenditures for residential real estate lot development totaling $2.8 million, depending on demand for residential lots and other marketing conditions, and $3 million for land acquisitions. In addition, $3 million is budgeted in 2007 for the construction of additional speculative homes within the Company’s Red Oak Ridge development located in Hot Springs, Arkansas. Also, $1.4 million is budgeted in 2007 to complete the renovation project at Chenal Country Club. The remainder of budgeted Real Estate segment expenditures are primarily for various infrastructure and other amenity improvements. Capital and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company's estimated cash flows from operations, borrowings or repayments under credit facilities, or general economic conditions.

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

Item 8. Financial Statements and Supplementary Data

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(Thousands of dollars)

	2006	2005
Assets
Current assets
Cash and cash equivalents	$11,359	1,637
Trade accounts receivable – net	4,147	6,205
Other receivables	772	719
Inventories	5,124	7,676
Prepaid expenses and other current assets	2,397	3,096

Total current assets	23,799	19,333
Investment in real estate held for development and sale	44,255	38,286
Investment in Del-Tin Fiber	5,250	4,186
Other investments and noncurrent receivables	1,767	2,061
Timber and timberlands – net	207,637	210,978
Property, plant, and equipment – net	40,925	40,235
Deferred charges and other assets	633	1,248

Total assets	$324,266	316,327

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	24
Trade accounts payable	3,882	6,652
Accrued taxes other than income taxes	1,693	1,305
Deferred revenues and other accrued liabilities	5,514	4,325

Total current liabilities	11,089	12,306

Long-term debt	70,000	74,500
Deferred tax liabilities – net	4,178	9,995
Guarantee of indebtedness of Del-Tin Fiber	1,898	2,588
Other noncurrent liabilities	29,620	18,694
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	73,999	73,431
Retained earnings	147,406	138,333
Unamortized restricted stock awards	—	(1,879)
Treasury stock	(8,932)	(11,367)
Accumulated other comprehensive income	(5,120)	(402)

Total stockholders’ equity	207,481	198,244

Total liabilities and stockholders’ equity	$324,266	316,327

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2006, 2005, and 2004

(Thousands of dollars, except per share amounts)

	2006	2005	2004
Net sales	$153,112	168,350	142,017

Costs and expenses
Cost of sales	106,443	116,900	95,199
Depreciation, amortization, and cost of fee timber harvested	13,774	11,479	11,188
General and administrative expenses	14,174	13,714	12,475

Total costs and expenses	134,391	142,093	118,862

Operating income	18,721	26,257	23,155
Equity in Del-Tin Fiber	2,872	(13)	366
Interest income	452	198	438
Interest and other debt expense	(5,415)	(5,758)	(5,982)
Interest capitalized	1,184	—	—
Other income	290	32	44

Income before income taxes	18,104	20,716	18,021

Income taxes	(6,781)	(6,198)	(6,928)

Net income	$11,323	14,518	11,093

Earnings per common share
Basic	$.91	1.18	.92
Assuming dilution	$.89	1.17	.91
Dividends declared per common share	$.300	.275	.250
Average common shares outstanding (thousands)	12,398	12,260	12,122

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005, and 2004

(Thousands of dollars)

	2006	2005	2004
Operating activities
Net income	$11,323	14,518	11,093
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	13,774	11,479	11,188
Stock-based compensation expense	1,207	—	—
Deferred income taxes	(4,286)	(4,242)	1,643
Real estate costs recovered upon sale	11,290	12,539	14,230
Timberland costs recovered upon sale	77	17	310
Equity in Del-Tin Fiber	(2,872)	13	(366)
Net increase in provisions for pension and other postretirement benefits	810	969	2,484
Decrease in operating working capital other than cash and cash equivalents	4,452	1,247	937
Other - net	3,373	6,585	628

Net cash provided by operating activities	39,148	43,125	42,147

Investing activities
Capital expenditures requiring cash	(27,620)	(33,247)	(24,167)
Net change in purchased stumpage inventory	266	3,828	2,563
Advances to Del-Tin Fiber	(2,832)	(4,831)	(1,615)
Distributions from Del-Tin Fiber	3,950	3,800	1,400
(Increase)/decrease in funds held by trustee	(111)	—	4,583
Receipts of noncurrent receivables	8	—	—
Other – net	2,105	1,435	1,513

Net cash required by investing activities	(24,234)	(29,015)	(15,723)

Financing activities
Proceeds from borrowings	20,000	43,500	29,700
Repayments of notes payable and long-term debt	(24,524)	(54,732)	(59,064)
Common stock dividends paid	(3,721)	(3,373)	(3,029)
Proceeds from stock option exercises	2,450	1,886	5,151
Tax effect of stock options exercised	611	—	—
Other - net	(8)	(613)	(10)

Net cash required by financing activities	(5,192)	(13,332)	(27,252)

Net increase/(decrease) in cash and cash equivalents	9,722	778	(828)
Cash and cash equivalents at beginning of year	1,637	859	1,687

Cash and cash equivalents at end of year	$11,359	1,637	859

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2006, 2005, and 2004

(Thousands of dollars)

	2006	2005	2004
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares; no shares issued at end of 2006, 2005, or 2004	$—	—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of each year	128	128	128

Capital in excess of par value
Balance at beginning of year	73,431	71,483	69,459
Exercise of stock options	434	310	867
Tax benefits on stock options	879	700	676
Amortization to expense	1,207	—	—
Transition to SFAS No. 123 (R)	(1,581)	—	—
Restricted stock awards	(528)	938	481
Restricted stock forfeitures	157	—	—

Balance at end of year	73,999	73,431	71,483

Retained earnings
Balance at beginning of year	138,333	127,188	119,124
Net income	11,323	14,518	11,093
Common stock dividends declared, $.30 per share in 2006, $.275 per share in 2005, and $.25 per share in 2004	(3,721)	(3,373)	(3,029)
SAB 108 cumulative adjustment	1,471	—	—

Balance at end of year	147,406	138,333	127,188

Unamortized restricted stock awards
Balance at beginning of year	(1,879)	(924)	(14)
Transition to SFAS No. 123 (R)	1,879	—	—
Stock awards	—	(1,683)	(1,249)
Shares forfeited	—	21	35
Amortization to expense	—	707	304

Balance at end of year	—	(1,879)	(924)

Treasury stock
Balance at beginning of year – 499,372, 605,401, and 845,600 shares, respectively	(11,367)	(13,772)	(19,103)
Shares purchased – seven in 2006, none in 2005, and 7,052 shares in 2004	—	—	(254)
Forfeited restricted stock – 2,934 shares in 2006, 550 shares in 2005, and 954 shares in 2004	(157)	(21)	(35)
Shares issued for incentive plans – 113,631 shares in 2006, 106,579 shares in 2005, and 248,205 shares in 2004	2,592	2,426	5,620

Balance at end of year – 388,682, 499,372, and 605,401 shares, respectively, at cost	(8,932)	(11,367)	(13,772)

Accumulated other comprehensive income
Balance at beginning of year	(402)	(12)	(124)
Minimum pension liability adjustment, net of income taxes	298	(390)	112
Transition to SFAS No. 158	(5,016)	—	—

Balance at end of year	(5,120)	(402)	(12)

Total stockholders’ equity	$207,481	198,244	184,091

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2006, 2005, and 2004

(Thousands of dollars)

	2006	2005	2004
Net income	$11,323	14,518	11,093

Other comprehensive income/(loss)
Minimum pension liability adjustment	491	(600)	172
Income taxes	(193)	210	(60)

Total other comprehensive income/(loss)	298	(390)	112

Comprehensive income	$11,621	14,128	11,205

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 1 - Significant Accounting Policies

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

Allowance for Doubtful Accounts — The Company provides an allowance for doubtful accounts based on a review of the specific receivables outstanding. At December 31, 2006 and 2005, the balance in the allowance account was $55,000 and $38,000, respectively.

Inventories — Inventories of logs, lumber, and supplies are stated at the lower of cost or market, primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead. (For additional information, see Note 2 - Inventories.)

Investment in Real Estate Held for Development and Sale — Real estate held for development and sale is stated at the lower of cost or net realizable value, and includes direct costs of land and land development and indirect costs, including amenities. Indirect and amenity costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company’s four development areas -- Chenal Valley, Chenal Downs, Red Oak Ridge, and the currently suspended The Ridges at Nowlin Creek -- are allocated to neighborhoods over the entire respective development area based on relative retail values.

Investment in Del-Tin Fiber — Investment in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a 50 percent-owned limited liability company, is carried at cost and is adjusted for the Company’s proportionate share of Del-Tin Fiber’s undistributed earnings or losses. The Company’s equity-method-basis carrying value for its investment in Del-Tin Fiber is evaluated for possible impairment, as applicable under the requirements of Accounting Principles Board Opinion (“APB”) 18, The Equity Method of Accounting for Investments in Common Stock. This evaluation as of December 31, 2002, based on the intent of the Company’s Board of Directors to exit the business, resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of the investment was written off, to zero, for the 2002 Consolidated Balance Sheet. On December 11, 2003, the Company’s Board of Directors revised its intent in regard to selling Deltic’s interest in the joint venture, and the resulting evaluation of fair value for the related investment indicated that fair value exceeded carrying value, which was zero as of December 31, 2003, and the Company resumed recording its equity share of the operating results of Del-Tin Fiber. Accordingly, cash advances to the joint venture subsequent to 2003 were recorded as increases in the Company’s investment carrying value, while cash distributions received from the joint venture resulted in reductions in investment carrying value. (For additional information, see Note 3 - Investment in Del-Tin Fiber.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

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

Property, Plant, and Equipment — Property, plant, and equipment assets are stated at cost less accumulated depreciation. Depreciation of buildings, equipment, and other depreciable assets is primarily determined using the straight-line method. Expenditures that substantially improve and/or increase the useful life of facilities or equipment are capitalized. Maintenance and repair costs are expensed as incurred. Gains and losses on disposals or retirements are included in income as they occur.

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

Revenue Recognition — The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue from the sale of lumber and wood by-products is recorded at the time of shipment due to terms of such sale being designated free on board (“f.o.b.”) shipping point. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested; such intersegment sales, which are made at prices which generally approximate market, are eliminated in the consolidated financial statements. Revenue from the leasing of land for hunting purposes is deferred when received and subsequently recognized over the one-year lease term which begins September 1. At December 31, 2006 and 2005, the Company had deferred hunting lease revenue totaling $1,116,000 and $1,042,000, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities. Revenue from bonus payments under mineral leases is deferred and recognized over the lease term, while related royalty payments are recognized when received. At December 31, 2006 and 2005, the Company had deferred mineral lease revenue of $4,948,000 and $1,641,000, respectively. Revenue from timberland and real estate is recorded under the criteria of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 66, Accounting for Sales of Real Estate. Such revenue is recorded when the sale is closed and legal title is transferred, which is generally at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

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

Property Taxes — Property taxes applicable to the Company’s assets are estimated and accrued in the period of assessment. At December 31, 2006 and 2005, the Company had accrued property tax expense totaling $1,507,000 and $1,087,000, respectively, reflected in the consolidated balance sheet in accrued taxes other than income taxes.

Stock-Based Compensation — On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (R), “Share-Based Payment”, (“SFAS 123 (R”). Prior to January 1, 2006, it accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and the related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based employee compensation was accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying stock on the date of the grant.

The Company adopted SFAS 123 (R) using the modified-prospective method. Under the transition method, compensation cost recognized in future interim and annual reporting periods includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of APB 25, and (2) compensation cost for all share-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). The results for prior periods have not been restated.

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during years 2005 and 2004.

(Thousands of dollars, except per share amounts)	2005	2004
Net income, as reported	$14,518	11,093
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	766	468
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(955)	(811)

Pro forma net income	$14,329	10,750

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 1 – Significant Accounting Policies (cont.)

(Thousands of dollars, except per share amounts)	2005	2004
Basic earnings per share
As reported	$1.18	.92
Pro forma	1.17	.89

Dilutive earnings per share
As reported	$1.17	.91
Pro forma	1.16	.88

For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2005 and 2004, respectively: dividend yields of .81 percent and .9 percent; expected volatility of 31.54 percent and 30 percent; risk-free interest rates of 3.83 percent and 4.1 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2005 and 2004 was $15.35 and $9.50, respectively.

The adoption of SFAS No. 123 (R) had an impact on the Company’s results of operations. The consolidated statement of income for the year ended 2006 included $1,891,000 of stock-based compensation expense reflected in general and administrative expenses.

SFAS No. 123 (R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement increased net financing cash flows, rather than net operating cash flows, for the year ended December 31, 2006 by $611,000. The cumulative effect related to outstanding restricted stock awards as of December 31, 2005, which are not expected to vest based on an estimate of forfeitures, was not material.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 1 – Significant Accounting Policies (cont.)

The Company uses historical volatility over a nine-year trading life to determine volatility assumptions. Risk-free interest rates are based on historical rates and forward-looking factors. The expected dividend yield is based on the Company’s average dividend yield from 2002 to 2005. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors. The expected option term is based on the term of the option and historical exercise, cancellation and expiration experience.

Assumptions for the 2006, 2005, and 2004 valuation of stock options and restricted stock performance units consisted of the following:

	2006	2005	2004
Weighted expected volatility	28.97%	31.54%	30.00%
Dividend yield	0.76%	0.81%	0.90%
Expected term of options (in years)	6.27	5.00	5.00
Risk-free interest rate	4.43%	3.83%	4.10%

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

Advertising Costs — Advertising costs, primarily related to marketing efforts for the Company’s real estate developments, are expensed as incurred. These costs amounted to $863,000 in 2006, $790,000 in 2005, and $692,000 in 2004 and are reflected in cost of sales on the consolidated statements of income.

Capitalized Interest — The Company capitalizes interest for qualifying assets that are constructed under the provisions of SFAS 34, Capitalization of Interest Cost. Interest is mainly capitalized as an indirect cost for real estate development in the Company’s real estate operations. (For additional information, see Note 14 – Supplemental Cash Flow Disclosures.)

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 1 – Significant Accounting Policies (cont.)

Earnings per Common Share — Earnings per share (“EPS”) amounts presented are calculated under the provisions of the SFAS 128, Earnings per Share. Basic earnings per share is computed based on earnings available to common shareholders [net income/(loss) less accrued preferred dividends, if any] and the weighted average number of common shares outstanding. The earnings per share assuming the diluted amounts presented are computed based on earnings available to common shareholders and the weighted average number of common shares outstanding, including shares assumed to be issued under the Company’s stock incentive plans. (For a reconciliation of amounts used in per share computations, see Note 15 – Earnings per Share.)

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

Impact of Recent Accounting Pronouncements — In December 2004, the FASB issued a revision to SFAS 123, Accounting for Stock-Based Compensation. This revision will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised statement was originally effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. It applies to all awards granted after the required effective date and to awards modified, repurchased, or canceled after that date. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123 (R) and allows for the implementation of SFAS 123 (R) at the beginning of the first fiscal year that begins after June 15, 2005. Accordingly, the Company elected to adopt the revised statement effective for its first quarter 2006 financial statements. As required, cost of stock-based compensation was recognized for the portion of outstanding awards for which the requisite service had not been rendered as of December 31, 2005, based on the grant-date fair value of those awards. The granting of stock-based compensation is at the discretion of the Company’s Executive Compensation Committee (“the Committee”). The effect of adoption of SFAS 123 (R) was comparable to the amounts reflected in the pro forma disclosures as presented in the stock-based compensation policy included within this footnote.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement amends APB 29 concerning the accounting for exchanges of similar productive assets. These transactions will now be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on its consolidated financial statements.

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

December 31, 2006

Note 1 – Significant Accounting Policies (cont.)

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Income Tax Uncertainties. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition measurement of a tax position taken or expected to be taken in a tax return. The effective date of FASB Interpretation No. 48 is generally as of the start of the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the effects of the adoption of FASB Interpretation No. 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement applies when other accounting pronouncements require fair value measurements. It does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106 and 132 (R). SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the over-funded or under-funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of SFAS No. 158 were adopted as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending December 15, 2008. Based on the funded status of the Company’s pension plans as of September 30, 2006, the adoption of SFAS No. 158 reduced total stockholders’ equity by $5,016,000. (For additional information, see Note 12 – Employee and Retiree Benefit Plans.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 1 – Significant Accounting Policies (cont.)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements. SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The effective date to apply the provisions of SAB 108 is no later than the annual financial statements for the first fiscal year ending after November 15, 2006. Deltic applied the provisions for its financial statements at December 31, 2006. (For additional information, see Note 16 – Staff Accounting Bulletin No. 108.)

Note 2 – Inventories

Inventories at December 31 consisted of the following:

(Thousands of dollars)	2006	2005
Logs	$1,017	3,091
Lumber	3,588	4,244
Materials and supplies	519	341

	$5,124	7,676

The Company utilizes the lower of cost or market basis for determining inventory carrying values. Lumber inventory amounts at December 31, 2006 and 2005, are stated at lower of cost or net realizable value.

Note 3 – Investment in Del-Tin Fiber

Deltic owns 50 percent of the membership of Del-Tin Fiber, which completed construction and commenced production operations of a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas, during 1998.

On April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic announced that following a review of these strategic alternatives it was determined that the MDF business did not represent a growth area for the Company and that it intended to exit the MDF business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the equity method investee, as required by APB 18, was based primarily upon the estimated cash flows from a sale of the Company’s interest during 2003 and resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of such investment was written off, to zero, for the Company’s 2002 Consolidated Balance Sheet.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 3 – Investment in Del-Tin Fiber (cont.)

Due to the Company’s commitment to fund its share of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company continued to recognize its share of Del-Tin Fiber’s operating losses to the extent of these advances during 2003. For the year, Deltic’s operating advances to the facility approximated its equity share of losses of the plant and amounted to $4,729,000. Deltic made additional advances of $4,228,000, during 2003, representing its half of the facility’s 2003 quarterly sinking fund obligation, which the Company had recorded as a current contingent liability in 2002, in accordance with SFAS 5, Accounting for Contingencies. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture while continuing to improve operating and financial results of the plant. Due to this decision, Deltic’s evaluation of impairment as of December 31, 2003, was primarily based upon the estimated future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. Considering the Company’s revised intent, the resulting estimated fair value of the Company’s investment exceeded the investment’s carrying value, which was zero as of December 31, 2003, and the Company resumed recording its equity share of the operating results of Del-Tin Fiber and recorded cash advances as increases in its investment in the facility, while cash distributions received from the joint venture decreased its investment.

In performing the respective impairment evaluations, the Company’s management made a number of estimates and assumptions related to future operating results for Del-Tin Fiber, the sale of its ownership interest, the expected selling price for its investment if sold, and the ability to refinance the joint venture’s long-term debt. The management of Del-Tin Fiber continues to perform evaluations of possible impairment of the long-lived assets of the plant in accordance with SFAS 121 and/or SFAS 144, as applicable.

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

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions pursuant to which $60,000,000 of its $89,000,000 industrial revenue bonds were redeemed. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30,000,000 which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29,689,000 to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($22,750,000 at

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 3 – Investment in Del-Tin Fiber (cont.)

December 31, 2006) of Del-Tin’s obligations under its credit agreement. This new credit agreement of

Del-Tin Fiber fully replaces its prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17,500,000, the production support agreement, and the need for the series of one-year operating working capital commitments being fully extinguished.

The Company has adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”). In accordance with FIN 45, Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000 and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. Simultaneously, the offsetting amount which represents the difference between the Company’s recorded investment in Del-Tin Fiber and its underlying equity in the net assets of the joint venture is being amortized over the same period as the guarantee. The amortization of the guarantee and the basis difference are netted for purposes of financial reporting and result in no net income statement effect. At December 31, 2006, Deltic’s remaining liability regarding the guarantee was $1,897,500.

Under the operating agreement, Del-Tin Fiber’s employees operate the plant. Deltic has committed to provide a portion of the plant’s fiber and wood fuel supply at market prices. During 2006, 2005, and 2004, Deltic sold Del-Tin Fiber approximately $3,939,000, $3,868,000, and $3,890,000, respectively, of these lumber manufacturing by-products. As of December 31, 2006 and 2005, the Company had a receivable from Del-Tin Fiber of $118,000 and $81,000, respectively.

Del-Tin Fiber’s financial position at year-end 2006 and 2005 and results of operations for years of 2006 and 2005 consisted of the following:

(Thousands of dollars)	2006	2005
Condensed Balance Sheet Information
Current assets	$8,923	9,507
Property, plant, and equipment – net	85,393	90,158
Other noncurrent assets	285	393

Total assets	$94,601	100,058

Current liabilities	$10,836	13,801
Long-term debt	39,500	45,500
Members’ capital	44,265	40,757

Total liabilities and members’ capital	$94,601	100,058

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 3 – Investment in Del-Tin Fiber (cont.)

(Thousands of dollars)	2006	2005
Condensed Income Statement Information
Net sales	$73,740	63,045

Costs and expenses
Cost of sales	55,227	51,934
Depreciation	6,461	5,814
General and administrative expenses	2,701	2,482
Loss/(gain) on asset disposition	376	(282)

Total costs and expenses	64,765	59,948

Operating income	8,975	3,097
Interest income	66	33
Interest and other debt expense	(3,317)	(2,843)
Other income/(expense)	20	(312)

Net income/(loss)	$5,744	(25)

At December 31, 2006 and 2005, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $16,883,000 and $16,193,000, respectively. The excess relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, and the estimated fair value of the guarantee of Del-Tin Fiber’s credit agreement recorded by the Company in its consolidated balance sheet.

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

Accordingly, the investment in Del-Tin Fiber is carried at cost and adjusted for the Company’s proportionate share of undistributed earnings or losses. Cumulative net losses for the facility in have amounted to $89,323,000, $44,662,000 net to the Company. During 2006 and 2005, the Company received $3,950,000 and $3,800,000 in distributions from Del-Tin Fiber, respectively. Prior to 2004, no distributions were made to the owners. Contributions to Del-Tin Fiber by the Company as of December 31, 2006, have amounted to $76,210,000.

Note 4 – Timber and Timberlands

Timber and timberlands at December 31 consisted of the following:

(Thousands of dollars)	2006	2005
Purchased stumpage inventory	$855	1,121
Timberlands	80,771	80,334
Fee timber	204,826	202,462
Logging facilities	1,862	1,803

	288,314	285,720
Less accumulated cost of fee timber harvested and facilities depreciation	(80,677)	(74,742)

	$207,637	210,978

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 4 – Timber and Timberlands (cont.)

Cost of fee timber harvested amounted to $5,920,000 in 2006, $4,609,000 in 2005, and $4,480,000 in 2004. Depreciation of logging facilities was $25,000, $22,000, and $24,000 for the years 2006, 2005, and 2004, respectively.

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment at December 31 consisted of the following:

(Thousands of dollars)	Range of Useful Lives	2006	2005
Land	N/A	$125	125
Land improvements	10-20 years	4,536	4,584
Buildings and structures	10-20 years	9,641	9,191
Machinery and equipment	3-15 years	87,491	80,662

		101,793	94,562
Less accumulated depreciation		(60,868)	(54,327)

		$40,925	40,235

Depreciation of property, plant, and equipment charged to operations was $7,830,000, $6,848,000, and $6,684,000 in 2006, 2005, and 2004, respectively.

Gains/(losses) on disposals or retirements of assets included in income were losses of $237,000 in 2006, $68,000 in 2005, and $59,000 in 2004.

Note 6 – Credit Facilities

On September 9, 2005, the Company entered into an agreement with Sun Trust Bank and other banks which provides an unsecured and committed revolving credit facility totaling $260,000,000, which includes a $50,000,000 letter of credit feature. The agreement will expire September 9, 2010 and replaced the Company’s former facility, which totaled $125,000,000 that was scheduled to expire July 15, 2007. As of December 31, 2006 and 2005, $260,000,000 and $253,354,000, respectively, was available in excess of all borrowings outstanding under or supported by the respective facilities. Borrowings under the current agreement bear interest at a base rate or an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company’s total debt to capital ratio. Borrowings outstanding at December 31, 2006 and 2005, amounted to zero and $4,500,000, respectively. No letters of credit supported by the facility were present at December 31, 2006. The Company had an outstanding letter of credit under the facility in the amount of $2,146,000 at December 31, 2005. Fees associated with the current revolving credit facility include a commitment fee of .15 to .375 percent per annum on the unused portion of the committed amount. The agreement contains restrictive covenants, including limitations on the incurrence of debt, a minimum consolidated net worth of the sum of $165,000,000, plus 50 percent of cumulative consolidated net income from April 1, 2005, and a maximum leverage ratio of .6 to 1. The Company incurred aggregate costs of $890,000 related to the securing of the current facility, which was deferred and is being amortized as additional interest expense over the term of the agreement.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 6 – Credit Facilities (cont.)

The Company may also borrow up to $1,000,000 under a short-term credit facility with BancorpSouth. The agreement expires December 15, 2007, with renewal annually. The amount available to the Company under this facility is reduced by any borrowings by Deltic. As of December 31, 2006 and 2005, Deltic had no borrowings outstanding under this line of credit, resulting in $1,000,000 available to the Company. Borrowings bear interest based upon the New York Prime. Deltic also has an agreement with BancorpSouth which provides a $2,000,000 letter of credit facility. Amounts available to the Company under the facility are reduced by any letters of credit issued on behalf of the Company. Outstanding letters of credit as of December 31, 2006 and 2005, were $235,000 and $543,000, respectively, which left $1,765,000 in 2006 and $1,457,000 in 2005, available to Deltic.

In addition, Deltic has an agreement with Regions Bank which provides a $1,000,000 letter of credit facility. The agreement expires in 2010. Amounts available to Deltic under the facility are reduced by any letters of credit issued on behalf of the Company. Outstanding letters of credit as of December 31, 2006 and 2005, were $22,000 resulting in $978,000 being available to the Company. (For additional information regarding these financial instruments, see Note 10 – Fair Value of Financial Instruments.)

Note 7 – Indebtedness

The Company’s indebtedness at December 31 consisted of the following:

(Thousands of dollars)	2006	2005
Notes payable, 4.50%*, due 2010	$—	4,500
Senior notes payable, 6.7%, due 2008	40,000	40,000
Senior notes payable, 6.01%, due 2008-2012	30,000	30,000
Other notes payable, 5%, due 2006	—	24

	70,000	74,524
Less: Current maturities of long-term debt	—	(24)

Long-term debt at December 31	$70,000	74,500

*Weighted	average interest rate at December 31, 2005.

At the end of 2006, the Company had no balance due on the notes payable under the Company’s revolving credit facility agreement with SunTrust Bank and a group of other banks. This agreement will expire on September 9, 2010. The Company incurred aggregate costs of $890,000 related to the securing of this facility, which was deferred and is being amortized as additional interest expense over the term of the agreement.

During 1998, the Company successfully completed negotiation of the private placement of $40,000,000 of senior notes with Pacific Coast Farm Credit, a division of American AgCredit. These unsecured notes have a fixed stated interest rate of 6.7 percent and mature on December 18, 2008. No installment payments are required, but the terms allow for prepayments at the option of the Company. The agreement contains certain restrictive financial covenants, including a minimum consolidated tangible net worth of the sum of $135,000,000, plus 25 percent of cumulative consolidated adjusted net income from October 1, 1998, and a maximum funded debt/capitalization ratio of .6 to 1. The Company incurred $226,000 of costs related to the issuance of these notes, which was deferred and is being amortized as additional interest expense over the

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 7 – Indebtedness (cont.)

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

The scheduled maturities of long-term debt for the next five years are zero in 2007, $43,333,000 in 2008, $6,667,000 in 2009, and $6,667,000 in 2010, and $6,667,000 in 2011. (For additional information regarding financial instruments, see Note 6 – Credit Facilities and Note 10 – Fair Value of Financial Instruments.)

Note 8 – Income Taxes

The components of income tax expense/(benefit) related to income from operations for the years ended December 31, 2006, 2005, and 2004, consisted of the following:

(Thousands of dollars)	2006	2005	2004
Federal
Current	$10,988	10,430	5,264
Deferred	(5,680)	(3,040)	405

	5,308	7,390	5,669
State
Current	158	10	21
Deferred	1,315	(1,202)	1,238

Total	$6,781	6,198	6,928

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 8 – Income Taxes (cont.)

Significant components of deferred income tax expense/(benefit) related to income from operations for the years ended December 31, 2006, 2005, and 2004, consisted of the following:

(Thousands of dollars)	2006	2005	2004
Federal
Deferred tax (exclusive of valuation allowance)	$(5,680)	(3,954)	300
Change in valuation allowance – federal income tax effect	—	914	105

	$(5,680)	(3,040)	405

State
Deferred tax (exclusive of valuation allowance)	$1,315	1,410	1,537
Change in valuation allowance	—	(2,612)	(299)

	$1,315	(1,202)	1,238

A reconciliation of the U.S. statutory income tax rate to the Company’s effective rates on income from operations before income taxes consisted of the following:

	2006	2005	2004
Statutory income tax rate	35%	35%	35%
State income taxes, net of federal income tax benefit	5%	4%	5%
Change in valuation allowance, net of federal income tax effect	—	(8)%	(1)%
Other	(3)%	(1)%	(1)%

Effective income tax rate	37%	30%	38%

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005, showing the tax effects of significant temporary differences, consisted of the following:

(Thousands of dollars)	2006	2005
Deferred tax assets
Investment in real estate held for development and sale	$14,255	13,792
State NOL carryforward	—	1,893
Postretirement and other employee benefits	10,247	5,519
Other deferred tax assets	3,161	1,551

Total deferred tax assets	27,663	22,755

Deferred tax liabilities
Investment in Del-Tin Fiber	(18,764)	(5,608)
Timber and timberlands	(5,479)	(19,001)
Property, plant, and equipment	(5,251)	(6,341)
Other deferred tax liabilities	(693)	(805)

Total deferred tax liabilities	(30,187)	(31,755)

Net deferred tax liabilities	$(2,524)	(9,000)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 8 – Income Taxes (cont.)

Net long-term deferred tax liabilities were $4,178,000 at December 31, 2006, and $9,995,000 at December 31, 2005. In addition, short-term deferred tax assets of $1,654,000 at December 31, 2006, and $995,000 at December 31, 2005, are included in the consolidated balance sheets in prepaid expenses and other current assets for the respective years.

In assessing the realizability of deferred tax assets, Deltic’s management considers whether it is more likely than not that some portion or all of the Company’s total deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets at December 31, 2006, as reductions of future taxable income or by utilizing available tax planning strategies. However, the amount of the net deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised. The Company reduced its valuation allowance to zero based on current projections of increased future taxable income in 2005. The net changes in the valuation allowances were decreases of $2,612,000 and $299,000 in 2005 and 2004, respectively, and were principally due to changes in potential use or expiration of net operating losses for state tax purposes. As of December 31, 2006, the Company had utilized the benefits of these state net operating losses in their entirety.

At December 31, 2005, the Company had operating loss carryforwards for state tax purposes of approximately $31,546,000. At December 31, 2006 and 2005, the Company had prepaid federal and state income taxes totaling $44,000 and $1,435,000, respectively, reflected in the consolidated balance sheet in prepaid expenses and other current assets. In addition, the Company expected net federal tax refunds of zero at December 31, 2006, and $367,000 at December 31, 2005, reflected in the consolidated balance sheets in other receivables.

Note 9 – Stockholders Rights Plan

The Company has a Stockholders Rights Plan, which provides for each eligible common shareholder to receive a dividend of one preferred stock purchase right (“Right”) for each outstanding share of the Company’s common stock held. On October 19, 2006, the Company’s Board of Directors amended the Rights Plan to, among other items, extend its term to December 31, 2016, and to increase the exercise price of the rights to $200 per share. The Rights will detach from the common stock and become exercisable: (1) following a specified period of time after the date of the first public announcement that a person or group of affiliated or associated persons (“Acquiring Person”), has become the beneficial owner of 15 percent or more of the Company’s common stock or (2) following a specified amount of time of the commencement of a tender or exchange offer by any Acquiring Person, which would, if consummated, result in such persons becoming the beneficial owner of 15 percent or more of the Company’s common stock. In either case, the detachment of the Rights from the common stock is subject to extension by a majority of the directors of the Company. The Rights have certain anti-takeover effects and will cause substantial dilution to any Acquiring Person that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired. The Rights are not intended to prevent a takeover, but rather are designed to enhance the ability of the Board of Directors of the Company to negotiate with an acquiror on behalf of all the shareholders. Other terms of the Rights are set forth in, and the foregoing description is qualified in its entirety by, the Rights Agreement between the Company and Harris N.A. (formerly known as Harris Trust and Savings Bank), as Rights Agent.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 10 – Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2006 and 2005. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except the current portion of noncurrent notes receivable and current maturities of long-term debt, all of which have fair values approximating carrying values.

	2006		2005
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Notes receivable, including current portion	$—	—	52	63
Financial liabilities
Long-term debt, including current maturities	$(70,000)	(70,657)	(74,524)	(78,113)
Guarantees	$(1,898)	(1,898)	(2,588)	(2,588)

Notes receivable, including current portion, and long-term debt, including current maturities — The fair value is estimated based on current rates at which the Company could borrow funds with similar remaining maturities.

Guarantees — The carrying amount approximates its fair value.

Note 11 – Concentration of Credit Risks

Financial instruments which potentially subject the Company to credit risk are trade accounts receivable. These receivables normally arise from the sale of wood products and real estate. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company’s customer base. No single recurring customer accounted for a significant amount of the Company’s sales of wood products or real estate in 2006, 2005, or 2004. At December 31, 2006, there were no significant accounts receivable from a single customer. At December 31, 2005, one customer’s receivable (lumber sales) accounted for approximately 12 percent of the Company’s consolidated trade accounts receivable amount. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to support accounts receivable.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 12 – Employee and Retiree Benefit Plans

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed. The life insurance plan is noncontributory. The Company uses a September 30 measurement date for its plans.

	Funded Qualified Retirement Plan		Unfunded Nonqualified Retirement Plan		Other Postretirement Plans
(Thousands of dollars)	2006	2005	2006	2005	2006	2005
Change in projected benefit obligation
Benefit obligation at January 1	$21,213	17,810	2,726	2,808	9,737	8,425
Service cost	962	813	70	23	550	478
Interest cost	1,152	1,067	143	161	525	502
Participant contributions	—	—	—	—	61	75
Actuarial (gain)/loss	(37)	1,969	490	(4)	34	576
Benefits paid	(540)	(446)	(242)	(262)	(457)	(319)

Benefit obligation at December 31	22,750	21,213	3,187	2,726	10,450	9,737

Change in plan assets
Fair value of plan assets at January 1	$14,442	13,054	—	—	—	—
Actual return on plan assets	1,305	1,126	—	—	—	—
Employer contributions	1,313	800	242	262	396	244
Participant contributions	—	—	—	—	61	75
Benefits paid	(540)	(446)	(242)	(262)	(457)	(319)
Expenses	(172)	(92)	—	—	—	—

Fair value of plan assets at December 31[1]	16,348	14,442	—	—	—	—

Funded status of plans	$(6,402)	(6,571)	(3,187)	(2,666)	(10,450)	(9,607)

Assumptions
Weighted average discount rate	5.75%	5.50%	5.75%	5.50%	5.50%	5.50%
Rate of compensation increase	4.60%	4.60%	4.60%	4.60%	N/A	N/A

[1]	Primarily includes listed stocks and bonds, government securities, and U.S. agency bonds.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 12 – Employee and Retiree Benefit Plans (cont.)

	Funded Qualified Retirement Plan		Unfunded Nonqualified Retirement Plan		Other Postretirement Plans
(Thousands of dollars)	2006	2005	2006	2005	2006	2005
Amounts recognized in the balance sheet
Noncurrent asset	$—	356	—	—	—	—
Noncurrent liability	(6,402)	(2,085)	(3,187)	(2,413)	(10,450)	(7,314)
Deferred income taxes – net	1,884	216	317	—	886	—
Accumulated other comprehensive income	3,254	402	492	—	1,374	—

Amounts recognized in accumulated other comprehensive income
Net loss	$2,959	45	492	—	1,374	—
Prior service cost	295	357	—	—	—	—

	$3,254	402	492	—	1,374	—

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

(Thousands of dollars)	2006	2005	2004
Funded qualified retirement plan
Service cost	$962	813	698
Interest cost	1,152	1,067	975
Expected return on plan assets	(1,108)	(962)	(920)
Amortization of prior service cost	62	62	61
Recognized actuarial loss	241	144	98

Net retirement expense	$1,309	1,124	912

Unfunded nonqualified retirement plan
Service cost	$70	23	21
Interest cost	142	161	119
Amortization of prior service cost	(11)	(11)	(10)
Recognized actuarial loss	7	7	6

Net periodic benefit cost	208	180	136
Additional expense recognized due to special termination benefits	—	—	1,037

Net retirement expense	$208	180	1,173

Other postretirement benefits
Service cost	$550	478	329
Interest cost	525	502	465
Amortization of prior service cost	18	18	18
Recognized actuarial loss	79	50	31

Other postretirement benefits expense	$1,172	1,048	843

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 12 – Employee and Retiree Benefit Plans (cont.)

	2006	2005	2004
Assumptions – pension plans
Weighted average discount rate	5.75%	6.00%	6.25%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.60%	4.60%	4.60%

Assumptions – other postretirement
Weighted average discount rate	5.50%	6.00%	6.25%

Other charges in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	$367	(321)	181
Amortization of prior service cost	(69)	(69)	(69)

Total recognized in net periodic benefit cost and other comprehensive income	$298	(390)	112

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $248,000 and $51,000, respectively. The estimated net loss and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $79,000 and $18,000, respectively.

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

To develop the expected long-term rate of return on asset assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted, based on the target asset association, to develop the expected long-term rate of return on asset assumption for the portfolio. The returns were adjusted to account for plan expenses. This resulted in the selection of the 7.50 percent assumption.

Retirement Plans — The accumulated benefits obligations (“ABO”) for the Company’s retirement plans were $20,197,000 at December 31, 2006, and $18,882,000 at December 31, 2005. For the Company’s qualified plan, the projected benefit obligation (“PBO”) exceeded the fair value of plan assets by $6,402,000 and $6,571,000 at December 31, 2006 and 2005, respectively. The Company does not fund its nonqualified plan; therefore, this plan has no assets. The PBO for this nonqualified plan was $3,187,000 at year-end 2006 and $2,726,000 at year-end 2005.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 12 – Employee and Retiree Benefit Plans (cont.)

The weighted average asset allocation for the Company’s qualified retirement plan at December 31, 2006 and 2005, by asset category, consisted of the following:

	2006 Target Allocation	2006	2005 Target Allocation	2005
Equity securities	45-65%	69%	45-65%	65%
Debt equivalents (including cash equivalents)	35-55%	31%	35-55%	35%

		100%		100%

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

The current funding status of the qualified retirement plan is expected to require the Company to make a contribution during 2007 of $1,328,000. Deltic expects to contribute $217,000 in 2007 to fund benefits to be paid from its nonqualified retirement plan. Estimated benefits to be paid from the retirement plans amount to $861,000 in 2007; $894,000 in 2008; $941,000 in 2009; $1,014,000 in 2010; $1,111,000 in 2011; and $7,293,000 in the period 2012 through 2016.

Other Postretirement Benefits — The Company sponsors a plan that provides comprehensive health care benefits (supplementing Medicare benefits for those eligible) and life insurance benefits for retired employees. Costs are accrued for this plan during the service lives of covered employees. Retirees contribute a portion of the self-funded cost of health care benefits and the Company contributes the remainder. The Company pays premiums for life insurance coverage arranged through an insurance company. The health care plan is funded on a pay-as-you-go basis. The Company retains the right to modify or terminate the benefits and/or cost sharing provisions.

During the third quarter of 2004, Deltic applied the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to its obligation under the Company’s other postretirement benefits plan. The prescription drug benefits offered by the Company’s plan were determined to be at least actuarially equivalent to those provided with the Act, which qualifies the plan to receive federal subsidy payments under Medicare Part D. Estimated contributions by the Company for other postretirement benefits, net of the expected Medicare Part D subsidy, amount to $383,000 in 2007; $446,000 in 2008; $492,000 in 2009; $558,000 in 2010; $589,000 in 2011; and $3,794,000 in the period 2012 through 2016. Effective January 1, 2007, Deltic will no longer offer prescription drug coverage under its other postretirement benefits plan to post 65 retirees.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 12 – Employee and Retiree Benefit Plans (cont.)

In determining the benefit obligation for health care at December 31, 2006, health care inflation cost was assumed to increase at an annual rate of nine percent in 2006, then decreasing one percent per year to five percent in 2010 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point increase in the assumed health care cost trend would increase the aggregate service and interest cost components of periodic benefit cost for 2006 by $109,000 and the benefit obligation by $823,000, while a one percentage-point decrease in the assumed rate would decrease the 2006 cost components by $96,000 and the benefit obligation by $751,000.

The Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standard No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – An Amendment of FASB Statement No. 87, 88, 106 and 132 (R) (“SFAS No. 158”) as of December 31, 2006, which require that the funded status of defined benefit pension and other postretirement plans be fully recognized in the balance sheet. The incremental effects of applying SFAS No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006, are as follows:

	Before Application	Adjustments	After Application
Deferred charges and other assets	$295	(295)	—
Other noncurrent liabilities	(21,619)	(8,001)	(29,620)
Deferred income taxes – net	(7,458)	3,280	(4,178)
Accumulated other comprehensive income	104	5,016	5,120
Stockholders’ equity	(212,497)	5,016	(207,481)

The adjustments for other noncurrent liabilities as of December 31, 2006, consist of the following retirement plans:

Funded qualified retirement plan	$5,031
Unfunded nonqualified retirement plan	710
Other postretirement plan	2,260

$8,001

The measurement date used by the Company for the recognition provision of SFAS No. 158 was September 30, 2006, for its December 31, 2006 year-end. The measurement provision of SFAS No. 158 will be effective for the Company for its December 31, 2008 year-end.

Thrift Plan — Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s allotment. Company contributions to this plan were $653,000 in 2006, $625,000 in 2005, and $342,000 in 2004.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 13 – Incentive Plans

Stock Incentive Plan

On April 25, 2002, the Company’s shareholders approved the Deltic Timber Corporation 2002 Stock Incentive Plan (“the 2002 Plan”). The 2002 Plan replaced the 1996 Stock Incentive Plan (“the 1996 Plan”), which was terminated. At December 31, 2006, remaining outstanding options under the 1996 Plan totaled 34,179 shares, all of which were exercisable. No further awards will be made under the 1996 Plan. Outstanding options under the 1996 Plan will expire from 2007 to 2011 if not exercised and have an average exercise price of $25.83 based on the fair market value at date of grant.

The 2002 Plan permits annual awards of shares of the Company’s common stock to executives, other key employees, and nonemployee directors. Under the plan, the Executive Compensation Committee (“the Committee”) is authorized to grant: (1) stock options; (2) restricted stock and restricted stock units; (3) performance units; and (4) other stock-based awards, including stock appreciation rights and rights to dividends and dividend equivalents. The number of shares available for issuance under the 2002 Plan is 1,800,000 shares unless adjustment is determined necessary by the Committee as the result of dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At December 31, 2006, 1,343,563 of these 1,800,000 shares were available for award under the 2002 Plan. No participant in the 2002 Plan may receive options and stock appreciation rights in any calendar-year that relates to more than 50,000 shares, and the maximum number of shares which may be awarded as restricted stock and restricted stock units or other stock-based awards is 180,000 shares. The Company has a policy of issuing treasury stock to satisfy all share-based incentive plans. The cost of stock-based compensation is reflected in general and administrative expenses on the consolidated statements of income and amounted to $1,891,000 in 2006, $1,179,000 in 2005, and $720,000 in 2004. (For additional information regarding the Company’s stock-based compensation, including the effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 (R) for 2005 and 2004, see Note 1 – Significant Accounting Policies.)

Stock Options — For each option granted under the 2002 Plan, the Committee fixes the option price at not less than fair market value on the date of the grant and the option term, not to exceed 10 years from date of grant. Options granted in 2002 were awarded in February 2002 subject to shareholder approval in April. As a result of an increase in the market value of the Company’s common stock from the grant date to the approval date, these options have an intrinsic value of $3.46 per share. The resulting fixed stocked-based compensation cost was recognized over the vesting period for these options. Replacement options granted due to the spin-off from Murphy Oil were for ten years from original grant date and nonqualified. New options granted in 1997 and 1998 were for ten years and primarily incentive. Options granted since 1998 have been for ten years and nonqualified. All outstanding options have an option price not less than the market value on the grant date, with a range in option prices of $22.0625 to $53.75 per share. For options granted in 1997, exclusive of replacement options, one-half could be exercised or surrendered after two years and the remainder after three years. For options granted from 1998 through 2001, one-half could be exercised or surrendered after one year and the remainder after three years. During 2003, the Company granted options for 129,750 shares. For 121,750 shares granted in 2003, one-half may be exercised or surrendered after one year and the remainder after three years. The remaining 8,000 shares awarded to nonemployee directors at an option price of $24.31 in 2003, were vested immediately when awarded. During 2004, the Company granted options for 39,687 shares, at an option price of $32.565, one-fourth may be exercised or surrendered after each one-year period over the subsequent four years from issuance. The Company granted options for 36,160 shares in 2005 at an option price of $44.355, one-fourth may be exercised or surrendered after each one-year period over the subsequent four years from issuance. The Company granted options for 30,956 shares in 2006 at an option price of $53.75, one-fourth may be exercised or surrendered after each one-year period over the subsequent four year from issuance.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 13 – Incentive Plans (cont.)

Stock Options – A summary of stock options as of December 31, 2006, and changes during the year ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	318,871	$29.61
Granted	30,956	53.75
Exercised	(90,418)	27.09
Forfeited/expired	(4,378)	44.54

Outstanding at December 31, 2006	255,031	$33.25	6.1	—

Exercisable at December 31, 2006	181,973	$28.41	5.2	—

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2006, 2005, and 2004 was $53.75, $44.35, and $32.57, respectively. There was no intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004.

Additional information about stock options outstanding at December 31, 2006, consisted of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Average Life in Years	Average Exercise Price	Number of Options	Average Exercise Price
$22.0625 - $29.2950	157,804	4.8	$27.13	157,804	$27.13
$32.5650 - $44.3550	67,562	7.6	38.53	24,169	36.75
$53.7500	29,665	9.2	53.75	—	—

	255,031	6.1	33.25	181,973	28.41

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 13 – Incentive Plans (cont.)

A summary of unvested restricted stock as of December 31, 2006, and changes during the year then ended are presented below:

	Shares	Weighted Average Current-Date Fair Value
Unvested at January 1, 2006	36,903	$37.70
Granted	12,992	53.23
Vested	—	—
Forfeited	(1,373)	42.12

Unvested at December 31, 2006	48,522	$41.74

As of December 31, 2006, there was $1,092,000 of unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of two years. No restricted stock vested during the year ended December 31, 2006.

Performance Units — Performance units granted under the 2002 Plan may be denominated in cash, common shares, other securities, other awards allowed under the 2002 Plan, or other property and shall confer on the holder thereof rights valued as determined by the Committee and payable to, or exercisable by, the holder, in whole or in part, upon achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the 2002 Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance unit granted, and any payment or transfer to be made pursuant to any performance unit shall be determined by the Committee. During 2006 and 2005, the Company issued performance units in the form of restricted stock with specified performance requirements. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason.

A summary of unvested restricted stock performance units as of December 31, 2006, and changes during the year then ended are presented below:

	Shares	Weighted Average Fair Value
Unvested at January 1, 2006	28,339	$39.03
Granted	10,221	55.93
Vested	—	—
Forfeited	(1,561)	43.31

Unvested at December 31, 2006	36,999	$43.52

As of December 31, 2006, there was $916,000 of unrecognized compensation cost related to unvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.1 years. No restricted stock performance units vested during the year ended December 31, 2006.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 13 – Incentive Plans (cont.)

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

Incentive Compensation Plan

Cash Awards — The Company has an incentive compensation plan that provides for annual cash awards to officers and key employees based on actual results for a year compared to objectives established by the Executive Compensation Committee, which administers the Plan, at the beginning of that year. Provisions for cash incentive awards of $928,000, $1,571,000, and $1,205,000 were recorded in 2006, 2005, and 2004, respectively. The Company had accrued provisions for cash incentive awards totaling $900,000 at December 31, 2006 and $1,541,000, at December 31, 2005, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities.

Note 14 – Supplemental Cash Flows Disclosures

Income taxes paid, net of refunds, were $8,516,000, $10,654,000, and $5,382,000 in 2006, 2005, and 2004, respectively. Interest paid was $4,931,000, $5,478,000, and $5,746,000 in 2006, 2005, and 2004, respectively. Capitalized interest was $1,184,000 during 2006. No interest was capitalized in 2005 and 2004. (For additional information, see Note 16 – Staff Accounting Bulletin No. 108.) Noncash investing and financing activities excluded from the consolidated statement of cash flows was the noncash issuance of restricted stock awards in the amount of $528,000 in 2006 and $1,683,000 in 2005.

(Increases)/decreases in operating working capital other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

(Thousands of dollars)	2006	2005	2004
Trade accounts receivable	$2,057	278	(2,255)
Other receivables	(420)	(59)	601
Inventories	2,551	(2,110)	213
Prepaid expenses and other current assets	1,726	(919)	(271)
Trade accounts payable	(2,406)	2,572	1,307
Accrued taxes other than income taxes	577	11	41
Income taxes payable	—	—	670
Deferred revenues and other accrued liabilities	367	1,474	631

	$4,452	1,247	937

Cash flows provided by other operating activities included an increase in deferred long-term mineral lease bonus revenue of $2,364,000 in 2006, $1,258,000 in 2005, with no such item present in 2004. Also included in other operating cash flows for 2005 was $3,830,000 in cash proceeds from property condemnation proceedings. (For additional information regarding 2005 property condemnation, see Note 17 – Commitments and Contingencies and Note 20 – Subsequent Event.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 15 – Earnings per Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

(Thousands of dollars, except per share amounts)	2006	2005	2004
Net income from continuing operations before compensation expense related to share-based payment arrangements	11,323	14,518	11,093
Compensation expense related to share-based payment arrangements, net of income tax	(196)	N/A	N/A

Net income	$11,127	14,518	11,093

Weighted average number of common shares used in basic EPS	12,398	12,260	12,122
Effect of dilutive stock awards	79	97	67

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,477	12,357	12,189

Earnings per common share
Basic	$.91	1.18	.92
Assuming dilution	$.89	1.17	.91

Note 16 – Staff Accounting Bulletin No. 108

As discussed in Note 1 – Impact of Recent Accounting Pronouncements, the SEC released SAB 108 in September 2006. After the issuance of SAB 108, the Company began a review of all accounting practices. Historically, the Company had accumulated and quantified misstatements under the “roll-over” method. This method focused primarily on the impact of any misstatement, including the reversal of prior-year misstatements, on the current-year consolidated income statement. As directed under SAB 108, the Company must now evaluate misstatements under a “dual approach” method, which also required quantification under the “iron curtain” method. The “iron curtain” method requires the Company to quantify the effect of correcting the period-end balance sheet.

The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of accumulated misstatements relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. Effective for the fiscal year ended December 31, 2006, the Company adopted SAB 108. In accordance with SAB 108, the Company has adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements for the items described below. The Company considers these adjustments to be immaterial to prior periods income statements. The policies and practices identified were in place at the Company’s inception in 1996 and accumulated through 2005.

Prior to SAB 108, the Company only capitalized interest for qualifying assets constructed or otherwise produced for which interest on directly associated debt was incurred. Capitalized interest was then added to the cost of the underlying assets and was amortized accordingly. Potential uncapitalized interest and any amortization expense in any one year was deemed immaterial by management.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 16 – Staff Accounting Bulletin No. 108 (cont.)

The application of SAB 108’s dual approach regarding capitalized interest resulted in a cumulative effect on the balance sheet that was deemed to be material. The effect of the Company’s historical practices resulted in the Company under reporting capitalized interest of $7,901,000 and under reporting cost of sales of $4,993,000. The cumulative effect resulted in an increase in the Company’s investment in real estate held for development and sale in the amount of $2,908,000, an increase in deferred income taxes payable amounting to $1,141,000, and an increase in retained earnings of $1,767,000 at January 1, 2006, on the accompanying 2006 consolidated balance sheet. The effect on the Company’s 2006 consolidated statement of income was capitalized interest of $1,184,000 and an increase to cost of sales of $264,000.

During the review process for applying SAB 108, the Company identified some misstatements to the prior years’ financial statements. Even though these misstatements were immaterial under the dual approach method, the Company chose to include them in its SAB 108 adjustment to the January 1, 2006, balance sheet for accuracy. These immaterial misstatements are listed below.

The Company’s accounting policy for amortizing deferred charges were not consistent with GAAP. The cumulative effect for correcting the amortization policy was an increase in deferred charges of $103,000, an increase in deferred income taxes payable amounting to $40,000, and an increase in retained earnings of $63,000 at January 1, 2006, on the accompanying 2006 consolidated balance sheet.

The Company’s accounting policies for accruing certain of its other accrued liabilities were not consistent with GAAP. The cumulative effect for correcting these policies was an increase in other accrued liabilities of $591,000, a decrease in deferred income taxes payable amounting to $232,000, and a decrease in retained earnings of $359,000 at January 1, 2006, on the accompanying 2006 consolidated balance sheet.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 17 – Commitments and Contingencies

Commitments — Commitments for capital expenditures at December 31, 2006, were approximately $4,137,000 for timber and timberlands; $727,000 for property, plant, and equipment; and $4,688,000 for investment in real estate held for development and sale.

Contingencies — The Company has various contingencies related to its investment in Del-Tin Fiber and has either recorded such contingencies into its financial statements or disclosed the conditions of the contingency as required by SFAS 5, Accounting for Contingencies, and FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. (For additional information, see Note 3 – Investment in Del-Tin Fiber.)

During 2004, the Company disclosed plans for a 1,170-acre, 187 lot, upscale residential development, The Ridges at Nowlin Creek, on a portion of its land holdings located within the Highway 10 growth corridor west of Chenal Valley. A portion of the development is located within the watershed of Lake Maumelle, a principal source of drinking water for Little Rock. Due to this environmentally sensitive locale, the Company’s plans include best management practices using the most modern and proven methods to create a low-impact development in order to protect water quality in the lake. The local water utility commissioned the preparation of a watershed management plan, which it subsequently adopted. The plan is largely compatible with the Company’s low-impact development plans. However, shortly after commissioning preparation of its new watershed management plan in 2005, the utility filed a petition in the Circuit Court of Pulaski County Arkansas, to condemn that portion of the development within the lake’s watershed, and deposited its estimate of just compensation for the land taken. The condemned property includes all of 99 lots, parts of an additional 20 planned lots, and proposed access to seven planned lots as well as approximately 40 acres not within the development. Deltic initiated proceedings to have a jury determine the true amount of just compensation for the taking of the lands, as well as other damages. The trial regarding the just compensation for the property subject to the condemnation was scheduled to begin in March 2007. On March 8, 2007, the Board of Commissioners for Central Arkansas Water authorized the utility to settle its condemnation action against the Company. The Company will need to further assess the viability of proceeding with development of lots in the development’s remaining acreage.

Due to this contingent component of the transaction, no gain will be recorded in the Company’s Consolidated Statement of Income unless fee simple title of the property is transferred from the Company. As a result of the October 11, 2005, deposit of $3,830,000 into Deltic’s bank account, a long-term deferred revenue liability equal to these cash proceeds received are included in the Company’s 2005 and 2006 consolidated balance sheets in other noncurrent liabilities. (For further discussion, refer to Note 20 – Subsequent Event.)

The Company is also involved in other litigation incidental to its business from time to time. Currently, there are no material other legal proceedings outstanding.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 18 – Business Segments

The Company’s four reporting segments consist of Deltic’s three operating business units and its corporate function. Each reporting entity has a separate management team and infrastructure that offers different products and/or services.

Woodlands operations manage the Company’s Southern Pine timberlands located primarily in Arkansas and northern Louisiana and derive revenue from the harvest of timber from the timberlands in accordance with its harvest plans, and either sells timber to third parties in the domestic market or to the Company’s Mills segment for conversion into lumber. In addition, this segment may, from time to time, identify and sell a portion of its timberland holdings that is either non-strategic to future timberland management activities or has appreciated, due primarily to location, to a level that exceeds its value as a timber-growing asset. This segment also generates revenue from the leasing of hunting, oil and gas, and other rights on its timberlands.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 18 – Business Segments (cont.)

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	2006	2005	2004
Net sales
Woodlands	$37,667	35,057	31,077
Mills	101,879	121,237	97,963
Real Estate	35,507	33,008	31,080
Eliminations[1]	(21,941)	(20,952)	(18,103)

	$153,112	168,350	142,017

Income/(loss) before income taxes
Operating income
Woodlands	$22,538	22,421	19,603
Mills	(5,340)	6,296	6,604
Real Estate	13,948	10,697	8,011
Corporate	(13,099)	(12,751)	(11,576)
Eliminations	674	(406)	513

Operating income	18,721	26,257	23,155
Equity in Del-Tin Fiber	2,872	(13)	366
Interest income	452	198	438
Interest and other debt expense	(5,415)	(5,758)	(5,982)
Interest capitalized	1,184	—	—
Other income	290	32	44

	$18,104	20,716	18,021

Total assets at year-end
Woodlands	$208,086	210,905	208,847
Mills	43,879	45,918	42,987
Real Estate	47,496	42,150	41,091
Corporate[2], [3]	24,805	17,354	14,655

	$324,266	316,327	307,580

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$6,362	4,913	4,836
Mills	6,832	5,818	5,615
Real Estate	573	575	568
Corporate	7	173	169

	$13,774	11,479	11,188

Capital expenditures
Woodlands	$3,333	7,062	6,686
Mills	8,763	10,732	4,797
Real Estate	15,612	15,379	12,519
Corporate	59	74	165

	$27,767	33,247	24,167

[1]	Primarily intersegment sales of timber from Woodlands to Mills.
[2]

Includes investment in Del-Tin Fiber, an equity method investee, of $5,250,000, $4,186,000, and $3,858,000 at December 31, 2006, 2005, and 2004, respectively. (For additional information, see Note 3 – Investment in Del-Tin Fiber.)

[3]	Includes balance of timberland sale proceeds held by trustee of $111,000 as of December 31, 2006, and zero as of December 31, 2005 and 2004.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 19 – Financial Results by Quarter (Unaudited)

(Thousands of dollars, except per share amounts)

	2006
	First Quarter[1]	Second Quarter[1]	Third Quarter[1]	Fourth Quarter	Year
Net sales	$41,246	41,410	43,698	26,758	153,112
Gross profit	11,080	9,103	12,318	394	32,895
Operating income	7,261	5,005	9,030	(2,575)	18,721
Net income/(loss)	3,968	2,984	6,389	(2,018)	11,323
Earnings per common share
Basic	$.32	.24	.52	(.16)	.91
Assuming dilution	$.32	.24	.51	(.16)	.89
Dividends per common share	$.0750	.0750	.0750	.0750	.3000
Market price per common share
High	$60.60	60.99	56.87	56.28	60.99
Low	50.01	51.99	45.20	47.02	45.20
Close, at period-end	60.60	56.37	47.66	55.78	55.78

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$39,435	45,980	36,827	46,108	168,350
Gross profit	9,656	13,203	7,974	9,138	39,971
Operating income	6,332	10,096	4,610	5,219	26,257
Net income	2,547	6,373	3,238	2,360	14,518
Earnings per common share
Basic	$.21	.52	.26	.19	1.18
Assuming dilution	$.21	.52	.26	.19	1.17
Dividends per common share	$.0625	.0625	.0750	.0750	.2750
Market price per common share
High	$45.90	39.80	46.05	52.04	52.04
Low	39.10	35.39	37.61	43.61	35.39
Close, at period-end	39.10	38.03	46.05	51.86	51.86

[1]

Adjusted to reflect the application of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements. First quarter adjustments were an increase of $29 in real estate cost of sales, an increase of $246 in interest capitalized, and an increase of $82 in income tax expense. Second quarter adjustments were an increase of $39 in real estate cost of sales, a decrease of $591 in operating cost related to certain immaterial accrued liabilities, an increase of $285 in capitalized interest, and increase of $315 in income tax expense. Third quarter adjustments were an increase of $159 in real estate cost of sales, an increase of $317 in interest capitalized, and an increase of $60 in income tax expense. (For additional information, see Note 16 – Staff Accounting Bulletin No. 108.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006

Note 19 – Financial Results by Quarter (Unaudited) (cont.)

(Thousands of dollars, except per share amounts)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$27,811	33,997	43,255	36,954	142,017
Gross profit	6,767	8,741	10,978	9,144	35,630
Operating income	3,958	5,780	6,895	6,522	23,155
Net income	1,318	2,749	3,707	3,319	11,093
Earnings per common share
Basic	$.11	.23	.31	.27	.92
Assuming dilution	$.11	.23	.30	.27	.91
Dividends per common share	$.0625	.0625	.0625	.0625	.2500
Market price per common share
High	$36.04	38.50	40.14	45.99	45.99
Low	30.70	33.26	33.34	38.70	30.70
Close, at period-end	35.48	38.40	39.79	42.45	42.45

Note 20 – Subsequent Event

On March 8, 2007, the Board of Commissioners for Central Arkansas Water authorized the utility to settle its condemnation action against the Company involving approximately 681.5 acres of land, including a significant part of the planned Ridges at Nowlin Creek real estate development. If finalized as expected, under the settlement, the pending litigation will be dismissed and the utility will pay to the Company an amount not to exceed $8,200,000 and agree that should it be determined the land is no longer needed for the watershed protection or if it ceases to use the land for such purposes, title shall revert to the Company upon the return of the purchase price to the utility. The Company currently anticipates the settlement to be effected in a prompt manner.

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

/s/ Ray C. Dillon	/s/ Clefton D. Vaughan

Ray C. Dillon	Clefton D. Vaughan
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 8, 2007	March 8, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders

Deltic Timber Corporation:

The management of Deltic Timber Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Deltic’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2006, based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Ray C. Dillon	/s/ Clefton D. Vaughan

Ray C. Dillon	Clefton D. Vaughan
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 8, 2007	March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Deltic Timber Corporation:

We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deltic Timber Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 16 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006. As discussed in Notes 1 and 13 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), Share-Based Payment, which requires the Company to recognize expense related to the fair value of share-based compensation awards. Also, as discussed in Notes 1 and 12 to the consolidated financial statements, effective December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Deltic Timber Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting as of December 31, 2006.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Deltic Timber Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting , that Deltic Timber Corporation and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Deltic Timber Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Deltic Timber Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Deltic Timber Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of

December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity , and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 8, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana March 8, 2007

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

Based on their evaluation as of December 31, 2006, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Deltic conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The sections entitled “Nominees For Election as Directors”, “Directors Whose Term of Office Continue”, and “Committees of the Board of Directors” appearing in the Registrant’s proxy statement for the annual meeting of shareholders to be held on April 26, 2007, sets forth certain information with respect to the directors of the registrant, including directors who serve on the Company’s Audit Committee and who have been designated an Audit Committee financial expert, and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

The sections entitled “Procedures for Stockholder Nominations and Proposals” and “Corporate Governance” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held April 26, 2007 sets forth certain information respectively in regards to applicable procedures for stockholders to submit director nominations and proposals and the Company’s Code of Business Conduct and Ethics and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 26, 2007, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2006, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 26, 2007, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2006, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

The following table sets forth information as of December 31, 2006, with respect to Deltic common stock issuable under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, or rights (a.)	Weighted average exercise price of all outstanding options, warrants, or rights, (b.)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities included in (a.)] (c.)
Equity compensation plans approved by security holders	255,031	$33.25	1,343,563
Equity compensation plans not approved by security holders	—	—	—

	255,031	$33.25	1,343,563

Item 13.	Certain Relationships and Related Transactions

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 26, 2007, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2006, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting to be held on April 26, 2007, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2006, which will set forth certain information with respect to principal account fees and services and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	Financial Statements, Schedules and Exhibits.

1.	Consolidated Financial Statements.

Consolidated Balance Sheets - December 31, 2006 and 2005.

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005, and 2004.

Notes to Consolidated Financial Statements, including Consolidated Quarterly Income Information (unaudited).

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Financial Statement Schedules.

Financial Statements of Del-Tin Fiber L.L.C., an affiliate accounted for by the equity method, which constituted a significant subsidiary for the years ended December 30, 2006 and December 31, 2005.

All other financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.

3	Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Deltic Timber Corporation as of December 17, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

3.2	Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

4	Instruments Defining the Rights of Security Holders.

4.1	Rights Agreement dated as of December 11, 1996, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and subsequently amended with Amendment No. 1 dated October 15, 1998, and Amendment No. 2 dated October 19, 2006).

10	Material contracts.

10.1	Deltic Timber Corporation 2002 Stock Incentive Plan (to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.2	Distribution Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.4	Credit facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.5	Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.6	Fiber Supply Agreement dated February 21, 1995, with Del-Tin Fiber L.L.C. (incorporated by reference to Exhibit 10.2 to Registrant’s Registration of Securities Report on Form 10).

10.7	Note Purchase Agreement dated December 18, 1998 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Selective Sections of Del-Tin Fiber L.L.C.’s Project Credit Agreement dated November 23, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Revolving Credit Agreement dated June 20, 2001 (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.10	Note Purchase Agreement dated December 20, 2002, (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	First Amended and Restated Revolving Credit Agreement dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.12	Guarantee Agreement between Deltic Timber Corporation and SunTrust Bank related to the Del-Tin Fiber Credit Agreement dated August 26, 2004 (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.14	Non Qualified Stock Option Form (incorporated by reference to Exhibit 10.14 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.15	Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.16	Performance Based Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.16 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.17	Change-in-Control and Involuntary Severance Agreement with CEO (incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.18	Change-in-Control Agreement with CEO Direct Reports (incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.19	Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.20	Deltic Timber Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K dated October 18, 2006).

21	Subsidiaries of the Registrant, included elsewhere herein.

23	Consents of Independent Registered Public Accounting Firm.

23.1	Consent of Independent Registered Public Accounting Firm related to reports on financial statements and internal control over financial reporting of Deltic Timber Corporation, included elsewhere herein.

23.2	Consent of Independent Registered Public Accounting Firm related to report on financial statements of Del-Tin Fiber L.L.C., included elsewhere herein.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

99	Form 11-K, Annual Report for the fiscal year ended December 31, 2006, covering Thrift Plan of Deltic Timber Corporation. To be filed as an amendment of this Annual Report on Form 10-K, not later than 180 days after December 31, 2006.

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date:	March 8, 2007
Ray C. Dillon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 8, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

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

December 30, 2006 and December 31, 2005

(With Independent Auditor’s Report Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Managers

Del-Tin Fiber L.L.C.:

We have audited the accompanying balance sheets of Del-Tin Fiber L.L.C. as of December 30, 2006 and December 31, 2005, and the related statements of operations, cash flows, and members’ capital for each of the fiscal years in the three-year period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del-Tin Fiber L.L.C. as of December 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Shreveport, Louisiana

February 12, 2007

DEL-TIN FIBER L.L.C.

Balance Sheets

At year-end 2006 and 2005

	2006	2005
Assets
Current assets
Cash and cash equivalents	$7,942	$13,294
Accounts receivable - Temple-Inland	2,849,607	4,119,843
Other receivables	100,097	24,687
Inventories	5,530,352	4,913,031
Prepaid expenses and other current assets	434,737	436,450

Total current assets	8,922,735	9,507,305

Property, plant, and equipment - net	85,392,912	90,157,780
Deferred debt costs - net	285,331	392,848

Total assets	$94,600,978	$100,057,933

Liabilities and Members’ Capital
Current liabilities
Current installments of long-term debt	$6,000,000	$6,000,000
Bank overdraft	1,201,375	1,749,153
Accounts payable	1,975,236	4,318,930
Accrued expenses	1,658,941	1,732,658

Total current liabilities	10,835,552	13,800,741

Long-term debt	39,500,000	45,500,000

Total liabilities	50,335,552	59,300,741

Members’ capital	44,265,426	40,757,192

Total liabilities and members’ capital	$94,600,978	$100,057,933

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Statements of Operations

For the years 2006, 2005, and 2004

	2006	2005	2004
Net sales	$73,740,436	$63,045,346	$65,407,297

Costs and expenses
Cost of sales	55,227,407	51,934,379	52,964,187
Depreciation	6,461,040	5,813,703	5,971,145
Selling, general, and administrative expenses	2,700,853	2,482,422	2,277,860
Net loss/(gain) on asset dispositions	375,418	(281,693)	220,030

Total costs and expenses	64,764,718	59,948,811	61,433,222

Income from operations	8,975,718	3,096,535	3,974,075

Interest income	65,887	33,515	185,714
Loss on extinguishment of debt	—	—	(216,709)
Interest and other debt expense	(3,317,371)	(2,843,260)	(2,916,903)
Tax-exempt issue settlement	20,000	(312,000)	—

Net Income/(loss)	$5,744,234	$(25,210)	$1,026,177

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Statements of Cash Flows

For the years 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities
Net income/(loss)	$5,744,234	$(25,210)	$1,026,177
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation expense	6,461,040	5,813,703	5,971,145
Net loss/(gain) on dispositions of assets	375,418	(281,693)	220,030
Amortization of deferred debt costs	107,517	135,439	202,899
Loss on extinguishment of debt	—	—	216,709
Changes in current assets and liabilities,other than cash and cash equivalents
(Increase)/decrease in accounts receivable - Temple-Inland	1,270,236	(763,027)	(922,445)
(Increase)/decrease in other receivables	(75,410)	(4,981)	6,863
(Increase)/decrease in inventories	(617,321)	(1,560,366)	288,723
(Increase)/decrease in prepaid expenses and other current assets	1,713	(62,903)	238,816
Increase/(decrease) in accounts payable	(2,343,694)	1,818,371	385,484
Increase/(decrease) in accrued expenses	(73,717)	718,398	(332,860)

Net cash provided by operating activities	10,850,016	5,787,731	7,301,541

Cash flows from investing activities
Capital expenditures requiring cash	(2,071,590)	(4,933,565)	(4,067,512)
Insurance proceeds from involuntary conversion	—	2,445,288

Net cash used in investing activities	(2,071,590)	(2,488,277)	(4,067,512)

Cash flows from financing activities
Increase/(decrease) in bank overdraft	(547,778)	647,981	1,101,172
Cost of debt issuance	—	—	(457,082)
Decrease in debt service reserve funds - net	—	—	3,520,663
Decrease in bond sinking funds - net	—	—	23,059,443
Proceeds from long-term debt	—	—	30,000,000
Principal payments on long-term debt	(6,000,000)	(6,000,000)	(61,500,000)
Capital contributions by members	5,664,000	9,662,000	3,230,000
Capital distributions to members	(7,900,000)	(7,600,000)	(2,800,000)

Net cash used in financing activities	(8,783,778)	(3,290,019)	(3,845,804)

Net increase/(decrease) in cash and cash equivalents	(5,352)	9,435	(611,775)
Cash and cash equivalents, beginning of period	13,294	3,859	615,634

Cash and cash equivalents, end of period	$7,942	$13,294	$3,859

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Statements of Members’ Capital

For the years 2006, 2005, and 2004

Balance at January 3, 2004	$37,264,225
Net income	1,026,177
Capital contributions	3,230,000
Capital distributions	(2,800,000)

Balance at January 1, 2005	38,720,402

Net loss	(25,210)
Capital contributions	9,662,000
Capital distributions	(7,600,000)

Balance at December 31, 2005	40,757,192

Net Income	5,744,234
Capital contributions	5,664,000
Capital distributions	(7,900,000)

Balance at December 30, 2006	$44,265,426

See accompanying notes to financial statements.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 30, 2006

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

Accounting Period

The Company’s fiscal year is the 52 or 53-week period ending the Saturday closest to December 31. Fiscal years 2006, 2005, and 2004, ended on December 30, 2006, December 31, 2005, and January 1, 2005, respectively. Reference to years in these financial statements relate to fiscal years rather than calendar years.

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

December 30, 2006

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

Long-lived assets are accounted for under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are recognized if the estimated fair value of the assets is less than its carrying value. The Company recorded no such impairment in 2006, 2005 or 2004.

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

Impact of Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) released SFAS No. 151, Inventory Costs, which requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2004. The adoption of SFAS No. 151 did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (APB) Opinion No. 29. This statement amends APB No. 29 concerning the accounting for exchanges of similar productive assets. These transactions will now be accounted for at fair value, the basic principle of nonmonetary transactions, unless the exchange lacks commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company’s financial statements.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 30, 2006

Note 1 – Summary of Significant Accounting Policies (continued)

In March 2005, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, and is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement requires all changes in accounting principles to be accounted for by retrospective application to the financial statements for prior periods unless it is impracticable to do so. SFAS No. 154 carries forward previously issued guidance with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 56, Accounting for Services of Financial Assets. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The effective date of SFAS No. 156 is generally as of the start of the first fiscal year beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its financial statements.

In June 2006, the Emerging Issues Task Force of FASB reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted To Governmental Authorities Should Be Presented in the Income Statement. The effective date of Issue No. 06-3 is for financial reports for periods that begin after December 15, 2006. The Company does not expect adoption of Issue No. 06-3 to have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial statements.

Use of Estimates

Management of the Company has made a number of estimates and assumptions, relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Note 2 – Liquidity

Prior to 2004, the Company had incurred continued significant operating losses and accordingly required substantial financial support from its members. While the Company was profitable during 2006 and 2004, and management anticipates profitable operations in future years, continued support from the members may be required to ensure the Company is able to meet its obligations as they become due. The members have committed to provide such support to the Company if needed.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 30, 2006

Note 3 – Inventories

Inventories at year-end consisted of the following:

	2006	2005
Raw materials	$109,230	$276,630
Work in progress / finished goods	2,916,971	2,135,783
Spare parts	2,260,231	2,300,338
Operating materials and supplies	243,920	200,280

	$5,530,352	$4,913,031

Note 4 – Property, Plant, and Equipment

Property, plant, and equipment at year-end consisted of the following:

	2006	2005
Land	$331,789	$331,789
Buildings	7,523,093	7,523,093
Land improvements	2,800,476	2,952,380
Machinery and equipment	108,951,045	108,257,580
Vehicles	39,721	39,721
Construction-in-progress	1,398,435	442,069
Capitalized spare parts	1,589,525	1,920,544

	122,634,084	121,467,176
Less: accumulated depreciation	(37,241,172)	(31,309,396)

	$85,392,912	$90,157,780

Depreciation expense totaled $6,461,040, $5,813,703, and $5,971,145 for 2006, 2005, and 2004, respectively.

Note 5 – Indebtedness and Financing Arrangements

Long-term debt at year-end consisted of the following:

	2006	2005
Union County, Arkansas Taxable Industrial Development Revenue Bonds (Del-Tin Fiber Project) 1998 Series due October 1, 2027	$29,000,000	$29,000,000

SunTrust Bank
Five-year term loan agreement at LIBOR plus 1.5% (6.5125% at December 30, 2006) Interest and principal payable quarterly through September 1, 2009	16,500,000	22,500,000

Total long-term debt	45,500,000	51,500,000
Current installments of long-term debt	(6,000,000)	(6,000,000)

Long-term debt, excluding current installments	$39,500,000	$45,500,000

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 30, 2006

Note 5 – Indebtedness and Financing Arrangements (continued)

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

The Bonds currently bear interest at a variable rate determined weekly by the remarketing agent of the respective Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The interest rate on the Taxable Bonds at year-end 2006 was 5.4 percent and 4.35 percent in 2005.

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

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 30, 2006

Note 5 – Indebtedness and Financing Arrangements (continued)

Scheduled maturities of long-term debt for the next three years are $6,000,000 in 2007, $6,000,000 in 2008, and $4,500,000 in 2009.

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

The Company is subject to certain restrictive covenants in connection with the Bonds and its Credit Facility and was in compliance with such covenants as of December 30, 2006 and December 31, 2005.

Note 6 – Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at year-end 2006 and 2005. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$7,942	$7,942	$13,294	$13,294
Trade accounts receivable	2,849,607	2,849,607	4,119,843	4,119,843
Other receivables	100,097	100,097	24,687	24,687

Financial liabilities
Bank overdraft	1,201,375	1,201,375	1,749,153	1,749,153
Accounts payable	1,975,236	1,975,236	4,318,930	4,318,930
Accrued expenses	1,658,941	1,658,941	1,732,658	1,732,658
Long-term debt	45,500,000	45,500,000	51,500,000	51,500,000

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

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 30, 2006

Note 7 – Lease Commitments

The Company is obligated under noncancelable operating leases for various equipment.

As of December 30, 2006, future minimum lease commitments under noncancelable operating leases consisted of the following:

2007	$109,256
2008	$105,405
2009	$46,935
2010	$8,850

Rent expense for all operating leases was $118,278 in 2006, $137,247 in 2005, and $278,315 in 2004.

Note 8 – Related-Party Transactions

The Company is assessed a fee for marketing services provided by Temple-Inland. This expense amounted to $1,928,524 in 2006, $1,709,490 in 2005, and $1,822,752 in 2004, and is included in selling, general, and administrative expenses in the accompanying statements of operations. Fees assessed for computer services by Temple-Inland amounted to $37,500 in 2005, and $75,000 in 2004, and was included in selling, general, and administrative expenses in the accompanying statements of operations. No computer fees were assessed during 2006. Del-Tin also paid Temple-Inland a freight differential on shavings received from certain suppliers in the amount of $157,174 in 2006, $115,055 in 2005, and $188,056 in 2004. This amount is included in the raw material cost. As of December 30, 2006 and December 31, 2005, there was an outstanding amount of $628,117 and $1,242,932, respectively, payable to Temple-Inland, which is included in accounts payable on the accompanying balance sheet. This included $627,387 and $1,244,101, respectively, in freight charges.

Under the terms of the MDF Marketing Agreement, the Company’s sales are processed by Temple-Inland. A corresponding receivable is recorded by the Company equal to the outstanding trade receivable balance maintained by Temple-Inland. Funds are transferred to the Company from Temple-Inland based on previous weeks sales. All credit risk relating to the Company’s trade receivables remains with Temple-Inland. As of December 30, 2006 and December 31, 2005, the Company’s balance due from Temple-Inland relating to the trade receivables was $2,849,607 and $4,119,843, respectively.

The Company purchases raw materials from Deltic. Total purchases of raw materials amounted to approximately $3,948,000 in 2006, $3,868,000 in 2005, and $3,890,000 in 2004. In relation to these purchases, the Company had outstanding balances payable of $44,000 to Deltic on December 30, 2006, and $81,193 at December 31, 2005, which are included in accounts payable on the accompanying balance sheet.

The Company had sales of MDF to Temple-Inland totaling $170,336 in 2006, $127,688 in 2005, and $138,931 in 2004, which are included in net sales in the accompanying statements of operations.

The Company provides retirement benefits for its employees through two plans administered by Temple-Inland. The obligation and responsibility for the plan resides with Temple-Inland. For the defined benefit plan, the Company’s contributions were $101,559 in 2006, $98,495 in 2005, and $102,757 in 2004. For the defined contribution plan, the Company’s contributions were $59,417 in 2006, $60,078 in 2005, and $67,487 in 2004. Employee contributions under the defined contribution plan were $211,153 in 2006, $215,041 in 2005, and $246,842 in 2004.

DEL-TIN FIBER L.L.C.

Notes to Financial Statements

December 30, 2006

Note 9 – Supplemental Cash Flows Disclosures

Interest paid was $3,088,111 in 2006, $2,781,248 in 2005, and $2,963,999 in 2004.

Note 10 – Involuntary Conversion

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

Note 11 – Contingencies

During 2005, Del-Tin was contacted by the Internal Revenue Service (IRS) in relation to their efforts to contest tax exempt status of bonds issued by several manufacturing companies, such tax exempt status being dependent upon proceeds of the bonds being used to construct waste disposal energy systems as defined by the IRS. Rather than pursuing related taxes from the bondholders, the IRS was pursuing monies from the issuers of the bonds. This issue is related to the Company’s 1997 tax-exempt bonds, which were paid off in 2004.

In 2005, the Company engaged in settlement discussions with the IRS and, based on the status of those discussions and the Company’s analysis of its ultimate exposure in this matter, the Company accrued $312,000 at December 31, 2005, which represented the Company’s estimate of the probable liability to be incurred. The expense was reflected in the Company’s 2005 statement of operations as tax-exempt issue settlement and in the year-end 2005 balance sheet in accrued expenses. During

2006 the actual settlement paid was $292,000. The $20,000 difference between the prior year estimate and the current year actual settlement was recognized during 2006 and is reflected in the Company’s 2006 statement of operations as tax-exempt issue settlement.

Upon reaching a settlement with the IRS, the bonds remain classified as tax exempt and the bondholders are not liable for any related income taxes.

