Form 10-Q
period 2007-03-31
DELTIC TIMBER CORP
filed 2007-05-09
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of Common Stock, $.01 Par Value, outstanding at March 31, 2007, was 12,477,908.

TABLE OF CONTENTS - FIRST QUARTER 2007 FORM 10-Q REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited) March 31, 2007	December 31, 2006
Current assets
Cash and cash equivalents	$15,946	11,359
Trade accounts receivable	5,307	4,202
Allowance for doubtful accounts	(42)	(55)
Other receivables	105	772
Inventories	5,797	5,124
Prepaid expenses and other current assets	2,352	2,397

Total current assets	29,465	23,799

Investment in real estate held for development and sale	44,583	44,255
Investment in Del-Tin Fiber	5,321	5,250
Other investments and noncurrent receivables	1,595	1,767
Timber and timberlands - net	209,009	207,637
Property, plant, and equipment - net	40,703	40,925
Deferred charges and other assets	689	633

Total assets	$331,365	324,266

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$3,868	3,882
Accrued taxes other than income taxes	2,116	1,693
Income taxes payable	1,368	—
Deferred revenues and other accrued liabilities	7,010	5,514

Total current liabilities	14,362	11,089

Long-term debt	70,000	70,000
Deferred tax liabilities - net	5,232	4,178
Guarantee of indebtedness of Del-Tin Fiber	1,725	1,898
Other noncurrent liabilities	24,950	29,620
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	74,205	73,999
Retained earnings	153,642	147,406
Treasury stock	(7,759)	(8,932)
Accumulated other comprehensive income	(5,120)	(5,120)

Total stockholders’ equity	215,096	207,481

Total liabilities and stockholders’ equity	$331,365	324.266

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Net sales	$40,377	41,246

Costs and expenses
Cost of sales	20,928	26,428
Depreciation, amortization, and cost of fee timber harvested	4,059	3,738
General and administrative expenses	3,707	3,819

Total costs and expenses	28,694	33,985

Operating income	11,683	7,261
Equity in Del-Tin Fiber	248	363
Interest income	153	34
Interest and other debt expense	(1,340)	(1,392)
Interest capitalized	140	246
Other income/(expense)	127	52

Income before income taxes	11,011	6,564
Income taxes	(4,362)	(2,596)

Net income	$6,649	3,968

Earnings per common share
Basic	$.53	.32
Assuming dilution	$.53	.32
Dividends declared per common share	$.075	.075

Average common shares outstanding (thousands)	12,464	12,367

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$6,649	3,968
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	4,059	3,738
Deferred income taxes	2,019	(445)
Real estate costs recovered upon sale	1,702	1,889
Equity in Del-Tin Fiber	(248)	(363)
Stock-based compensation expense	443	285
Net increase in provisions for pension and other postretirement benefits	166	279
Net increase/(decrease) in deferred compensation for stock-based liabilities	(607)	251
(Increase)/decrease in operating working capital other than cash and cash equivalents	1,696	(780)
Other - net	(4,209)	185

Net cash provided by operating activities	11,670	9,007

Investing activities
Capital expenditures requiring cash	(6,629)	(4,140)
Net change in purchased stumpage inventory	(909)	(2,037)
Advances to Del-Tin Fiber	(646)	(1,025)
Distributions from Del-Tin Fiber	650	500
Net change in funds held by trustee	111	—
Other - net	417	383

Net cash required by investing activities	(7,006)	(6,319)

Financing activities
Repayments of notes payable and long-term debt	—	(3,508)
Common stock dividends paid	(936)	(929)
Proceeds from stock option exercises	647	1,744
Tax effect of stock options exercised	212	635

Net cash required by financing activities	(77)	(2,058)

Net increase in cash and cash equivalents	4,587	630
Cash and cash equivalents at January 1	11,359	1,637

Cash and cash equivalents at March 31	$15,946	2,267

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2007 and 2006	128	128

Capital in excess of par value
Balance at beginning of year	73,999	73,431
Exercise of stock options	80	304
Tax benefits on stock options	289	635
Amortization to expense	443	285
Transition to SFAS No. 123 (R)	—	(1,553)
Restricted stock forfeitures	75	127
Restricted stock awards	(681)	(528)

Balance at end of period	74,205	72,701

Retained earnings
Balance at beginning of year	147,406	138,333
Net income	6,649	3,968
Common stock dividends	(936)	(930)
SAB 108 adjustment	—	1,471
Transition to FIN 48	523	—

Balance at end of period	153,642	142,842

Unamortized restricted stock awards
Balance at beginning of year	—	(1,879)
Transition to SFAS No. 123 (R)	—	1,879

Balance at end of period	—	—

Treasury stock
Balance at beginning of year – 388,682 and 499,372 shares, respectively	(8,932)	(11,367)
Shares purchased – none in 2007 and 7 in 2006	—	—
Forfeited restricted stock – 1,540 in 2007 and 2,324 in 2006	(75)	(127)
Shares issued for incentive plans – 54,251 and 88,589 shares, respectively	1,248	2,016

Balance at end of period – 335,971 and 413,114 shares, respectively	(7,759)	(9,478)

Accumulated other comprehensive income	(5,120)	(402)

Total stockholders’ equity	$215,096	205,791

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by Deltic Timber Corporation (the “Company” or “Deltic”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006. Preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly its financial position as of March 31, 2007, and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. Results of operations and cash flows for the three months ended March 31, 2007 and 2006, are not necessarily indicative of results to be expected for the full year.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Tax. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition measurement of a tax position taken or expected to be taken in a tax return. The effective date of FIN 48 is generally as of the start of the first fiscal year beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and recognizes penalties in other expense in the consolidated statement of income. (For additional information regarding FIN 48, see Note 7 – Income Taxes.)

In June 2006, the Emerging Issues Task Force of FASB reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. Issue No. 06-3 was effective for the Company on January 1, 2007, and did not have an effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair value measurements have on earnings. The primary areas in which the Company utilizes fair value measures are valuing pension plan assets and liabilities and evaluating long-term assets for potential impairment. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies (cont.)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Company beginning January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material effect on the consolidated financial statements.

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2007	December 31, 2006
Logs	$1,445	1,017
Lumber	3,589	3,588
Materials and supplies	763	519

	$5,797	5,124

Note 3 – Investment in Del-Tin Fiber

The Company owns 50 percent of the membership of Del-Tin Fiber (“Del-Tin”), which completed construction and commenced production operations of a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas, during 1998. The Company’s membership in Del-Tin Fiber is discussed in more detail in Note 3 – Investment in Del-Tin Fiber, in the Company’s 2006 annual report on Form 10-K.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, the Company unconditionally guarantees the payment of 50 percent ($22,000,000 at March 31, 2007) of Del-Tin’s obligations under its credit agreement. The Company estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000. The Company is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At March 31, 2007, The Company’s unamortized balance related to the value of the guarantee was $1,725,000.

The Company’s equity-method-basis carrying value for its investment in Del-Tin is evaluated for possible impairment, as applicable under the requirements of Accounting Principle Board Opinion (“APB”) 18, The Equity Method of Accounting for Investments in Common Stock. The Company’s evaluation as of December 31, 2002, based on the intent of the Board of Directors to exit the business, resulted in a determination that the Company’s investment was impaired; therefore, the carrying amount of $18,723,000 was written off to zero for the 2002 consolidated financial statements. On December 11, 2003, the Board of Directors revised its intent to sell the Company’s interest in this joint venture as a result of improved operating performance during 2003. The resulting evaluation for the related investment indicated that the fair value exceeded the carrying value, which was zero as of December 31, 2003, and the Company resumed recording its equity share of the operating results of Del-Tin. During this time, the management of Del-Tin had performed evaluations of possible impairment of its long-lived assets in accordance with SFAS 121 and/or SFAS 144 as applicable. These analyses indicated that no impairment existed at the Del-Tin Fiber level.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Investment in Del-Tin Fiber (cont.)

At March 31, 2007, and December 31, 2006, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $16,853,000 and $16,883,000, respectively. The excess relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, and the estimated fair value of the guarantee of Del-Tin Fiber’s credit agreement recorded by the Company in its consolidated balance sheet.

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations consisted of the following:

(Thousands of dollars)	March 31, 2007	December 31, 2006
Condensed Balance Sheet Information
Current assets	$9,112	8,923
Property, plant, and equipment - net	84,229	85,393
Other noncurrent assets	234	285

Total assets	$93,575	94,601

Current liabilities	$11,227	10,836
Long-term debt	38,000	39,500
Members' capital	44,348	44,265

Total liabilities and members' capital	$93,575	94,601

(Thousands of dollars)	March 31, 2007	March 31, 2006
Condensed Income Statement Information
Net sales	$15,732	16,599

Costs and expenses
Cost of sales	12,642	12,891
Depreciation	1,531	1,529
General and administrative expenses	659	685

Total costs and expenses	14,832	15,105

Operating income/(loss)	900	1,494
Interest income	13	16
Interest and other debt expense	(823)	(785)

Net income/(loss)	$90	725

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2007	December 31, 2006
Purchased stumpage inventory	$1,764	855
Timberlands	81,195	80,771
Fee timber	206,874	204,826
Logging facilities	1,869	1,862

	291,702	288,314
Less accumulated cost of fee timber harvested and facilities depreciation	(82,693)	(80,677)

	$209,009	207,637

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2007	December 31, 2006
Land	$125	125
Land improvements	4,536	4,536
Buildings and structures	9,650	9,641
Machinery and equipment	89,069	87,491

	103,380	101,793
Less accumulated depreciation	(62,677)	(60,868)

	$40,703	40,925

Note 6 – Indebtedness

On March 30, 2007, the Company entered into an agreement with American AgCredit PCA to amend and restate the terms of the Company’s Series A Senior Notes (“Notes”) in the principal amount of $40,000,000. Under the new agreement the Notes are due and payable December 18, 2016. Prior to said agreement, such Notes would have become due on December 18, 2008, pursuant to a Note Purchase Agreement effective December 18, 1998. The interest rate for the Notes remains the same as under the 1998 agreement (6.66 percent) through December 18, 2008, and after such date the interest rate is reduced to 6.10 percent for the balance of the term of the Notes. Customary provisions including representations from the Company and affirmative and negative covenants applicable to the Company’s business are contained in the agreement.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Tax on January 1, 2007. The Company identified its tax positions to determine whether the resulting tax benefits should be recognized in the financial statements and to what extent. As a result of this analysis, the Company identified the following items applicable to the implementation of FIN 48. At or before settlement, management may change its assessment of the amount that will be realized upon ultimate settlement with the tax authority.

The Company has previously taken certain tax positions associated with its real estate activities but had not recorded a tax benefit for financial statement purposes because of uncertainty that they would prevail in a tax examination. Upon adopting the provisions of FIN 48, the Company determined that these positions would meet the more-likely-than-not recognition threshold as defined by FIN 48. The Company recorded an adjustment of $565,000 for the cumulative effect of the changes on retained earnings in the consolidated statement of income as of the date of adoption. Based on its historical accounting policy for consideration of tax law uncertainties, the Company does not believe that previously recognizing those costs was an error (as defined by FASB Statement No. 154, Accounting Changes and Error Corrections).

Upon adopting the provisions of FIN 48, the Company evaluated its accelerated depreciation deductions for tax purposes and determined that a certain position would not meet the more-likely-than-not recognition threshold as defined by FIN 48. The Company has previously not recorded the related tax benefit for financial statement purposes until the statute of limitations expire for the applicable tax year. As a result of the adoption of FIN 48, the Company reclassified $230,000 from long-term deferred tax liabilities to current liabilities. In addition, the Company recorded $41,000 of previously unrecognized penalties and interest as a cumulative effect of the change to retained earnings. There were no material changes for this position during the three months ended March 31, 2007.

Two of the Company’s subsidiaries has taken certain state income tax positions associated with its real estate activities. Prior to January 1, 2007, there was no financial statement impact due to utilization of certain state net operating loss carry-forwards. During the three months ended March 31, 2007, the Company had fully utilized these carry-forwards and received a cash flow benefit. Because the Company does not believe this tax position would meet the more-likely-than-not recognition threshold, a current liability of $369,000 was recorded in the accompanying consolidated balance sheet.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2003.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2007	2006
Funded qualified retirement plan
Service cost	$261	241
Interest cost	322	288
Expected return on plan assets	(311)	(277)
Amortization of prior service cost	15	15
Recognized actuarial loss	50	60

Net retirement expense	$337	327

Unfunded nonqualified retirement plan
Service cost	$34	17
Interest cost	44	35
Amortization of prior service cost	(3)	(2)
Recognized actuarial loss	10	2

Net retirement expense	$85	52

Other postretirement benefits
Service cost	$114	137
Interest cost	112	131
Amortization of prior service cost	—	20
Amortization of plan amendment	(44)	—
Recognized actuarial loss	23	5

Other postretirement benefits expense	$205	293

The Company made contributions to its qualified plan of $257,000 during the first three months of 2007.

Effective January 1, 2007, the Company no longer offers prescription drug coverage under its other postretirement benefits plan to post-65 retirees.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Stock-Based Compensation

The Consolidated Statement of Income for the three months ended March 31, 2007 and 2006, included $458,000 and $596,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.

Stock Options – A summary of stock options as of March 31, 2007, and changes during the three-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	255,031	$33.25

Granted	25,344	53.01
Exercised	(24,675)	26.22
Forfeited/expired	(3,105)	37.98

Outstanding at March 31, 2007	252,595	$35.86	6.2	—

Exercisable at March 31, 2007	180,243	$30.68	5.2	—

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of March 31, 2007, and changes during the three-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Current-Date Fair Value
Nonvested at January 1, 2007	48,522	$41.74

Granted	19,006	53.01
Vested	—	—
Forfeited	(723)	43.42

Nonvested at March 31, 2007	66,805	$44.92

As of March 31, 2007, there was $1,892,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.4 years. No restricted stock vested during the three months ended March 31, 2007.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Stock-Based Compensation (cont.)

Performance Units – A summary of nonvested restricted stock performance units as of March 31, 2007, and changes during the three months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Fair Value
Nonvested at January 1, 2007	36,999	$43.52

Granted	10,570	55.97
Vested	—	—
Forfeited	(817)	44.85

Nonvested at March 31, 2007	46,752	$46.31

As of March 31, 2007, there was $1,378,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.3 years. No restricted stock performance units vested during the three months ended March 31, 2007.

On February 15, 2007, Deltic announced that three new members had been elected to its Board of Directors and that two founding members of the Board were leaving. Upon their election to the Board, each individual was awarded 1,750 shares of time-based restricted stock under the Company’s 2002 Stock Incentive Plan. The terms of the awards are the same as those for grants to non-employee directors. The awards vest four years from the grant date. During the vesting period, the recipient is entitled to vote the restricted shares and receive cash dividends that may be declared on the common stock of the Company.

Note 10 – Contingencies

On March 28, 2007, the Company and Central Arkansas Water (“CAW”), a consolidated waterworks, entered into a full and complete settlement of a pending condemnation litigation involving 680.06 acres of real property located within the watershed of Lake Maumelle in western Pulaski County, Arkansas. Approximately 640 acres were part of the Company’s planned real estate development, The Ridges at Nowlin Creek. The Company will continue to assess the viability of proceeding with the remaining part of its The Ridges at Nowlin Creek planned development. Under the terms of the settlement, CAW has paid the Company $8,175,000 (approximately $12,021 per acre) for the land, and granted the Company a 90-year option to repurchase the land for the same amount should CAW determine the land is not needed for watershed protection or if it ceases to use the land for such purpose. The Company recorded sales revenues of $8,175,000 and related costs of $675,000 for a net operating gain of $7,500,000 on this transaction during the three months ended March 31, 2007.

At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended March 31,
(Thousands, except per share amounts)	2007	2006
Net income	$6,649	3,968

Weighted average number of common shares used in basic EPS	12,464	12,367
Effect of dilutive stock options	55	82

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,519	12,449

Earnings per common share
Basic	$.53	.32
Assuming dilution	$.53	.32

Note 12 – Supplemental Cash Flow Disclosures

Income tax paid for the three months ended March 31, 2007, was $215,000. No payments were made during the three months ended March 31, 2006. Interest paid, net of amounts capitalized, was $101,000 and $148,000 during the first three months of 2007 and 2006, respectively.

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2007	2006
Trade accounts receivable	$(1,118)	(1,812)
Other receivables	667	330
Inventories	(673)	422
Prepaid expenses and other current assets	(344)	1,524
Trade accounts payable	(147)	(2,093)
Accrued taxes other than income taxes	501	346
Income taxes payable	2,810	697
Deferred revenues and other accrued liabilities	—	(194)

	$1,696	(780)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2007	2006
Net sales
Woodlands	$14,206	12,313
Mills	22,290	30,885
Real Estate	11,568	4,820
Eliminations*	(7,687)	(6,772)

	$40,377	41,246

Income before income taxes
Operating income
Woodlands	$9,989	8,519
Mills	(1,973)	1,546
Real Estate	7,350	662
Corporate	(3,412)	(3,475)
Eliminations	(271)	9

Operating income	11,683	7,261
Equity in Del-Tin Fiber	248	363
Interest income	153	34
Interest and other debt expense	(1,340)	(1,392)
Interest capitalized	140	246
Other income	127	52

	$11,011	6,564

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$2,055	1,920
Mills	1,826	1,630
Real Estate	136	145
Corporate	42	43

	$4,059	3,738

Capital expenditures
Woodlands	$2,787	791
Mills	878	2,223
Real Estate	2,950	1,111
Corporate	14	15

	$6,629	4,140

*	Intersegment sales of timber from Woodlands to Mills.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded net income of $6.6 million for the first quarter of 2007 compared to $4 million for the same period of 2006. Deltic’s Woodlands segment continued its role as the established core operation of the Company during the first quarter, providing $10 million in operating income. The Real Estate segment provided $7.4 million in operating income for the first quarter of 2007, mainly due to the sale of 680 acres of undeveloped real estate, consisting mostly of a part of the Company’s proposed The Ridges at Nowlin Creek real estate development, to Central Arkansas Water in connection with the settlement of condemnation litigation. The Company’s Mills segment recorded a loss of $2 million in 2007’s first quarter, a decrease of $3.6 million when compared to the corresponding quarter of 2006. This decrease was the result of a reduction in lumber sales volume from 71.7 million board feet to 61.6 million in the current quarter and a 20 percent decrease in sales price to $292 per thousand board feet (“MBF”) in the first quarter of 2007. Deltic owns a 50 percent interest in Del-Tin Fiber L.L.C. and recorded income of $.2 million for the first quarter of 2007, down slightly from $.3 million for the same quarter of 2006.

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. The downward trend in new home sales started in the second half of 2006 and the level of housing starts reached its slowest pace in more than six years during the first quarter of 2007. Factors affecting this decline in new home sales were a somewhat slower American economy, rising new home inventories, and the impact of sub-prime loans failing in the mortgage banking industry, which combined to cause a 38 percent reduction in housing starts from a year ago. The Company’s sales of real estate were affected by these factors and caused a reduction in residential lot sales from the first quarter of 2006. This decline in the housing market has been a significant factor to continued lower demand and pricing levels in the first quarter of 2007 for softwood lumber products. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its lumber. Therefore, the Company will continue to focus on increasing efficiencies and reducing controllable manufacturing cost.

For the first quarter of 2007, pine sawtimber harvest levels increased 22,910 tons, to 236,825, when compared to the first quarter of 2006. Management chose to accelerate the 2007 harvest to optimize the return on the pine sawtimber harvest. The Company plans to keep 2007’s total pine sawtimber harvest volume comparable to the level in 2006, while continuing to manage the timberlands on a sustainable yield basis. Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the health of the markets for manufactured lumber and other wood products. The Company harvested 150,114 tons of pine pulpwood during the first quarter of 2007, a significant increase of 62,549 tons from the same period in 2006. The average price paid was $14 per ton, a 56 percent increase from $9 for the first quarter of 2006. Deltic recorded an increase in pine pulpwood revenues of $1.2 million when compared to the first quarter a year ago. Increased demand and prices for pulpwood has been attributed in part to reduced production of residual wood chips from area sawmills due to production curtailments caused by depressed lumber market. There were no sales of timberland for higher and better use during the first quarter of 2006.

Advances in technology and increased pricing levels for natural gas have resulted in the viability of expanded natural gas exploration within the state of Arkansas. One current area of activity known as the “Fayetteville Shale Play” is an unconventional natural gas reservoir spread across multiple Arkansas counties. Deltic has leased approximately 26,000 net mineral acres in this area to various exploration enterprises and received applicable lease bonus payments, in addition to the possibility of future royalty income should production be established. The Company continues to evaluate additional leasing requests within the Fayetteville Shale Play, although future leasing will probably not be significant unless the defined boundary of the Play expands. The ultimate benefit to Deltic from these mineral leases is contingent on the successful extraction and sale of natural gas from the area.

The Mills segment continues to encounter a depressed lumber market which caused the average sales price in the first quarter of 2007 to decrease $72, or 20 percent, to $292, from the first quarter of 2006 average of $364 per MBF. Lumber sales declined in the first quarter of 2007 by 14 percent to 61.6 million board feet from the same period in 2006, primarily due to a reduction in operating hours as a result of weakened market conditions. The Company is pleased with the Mills’ improved efficiencies and lower cost per MBF when compared to the first quarter of 2006. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future. The Company continues to anticipate that a significant percentage of logs supplied to both of its sawmills will come from strategically located Company fee timberlands.

The Real Estate segment closed the sale of 14 residential lots during the first quarter, a reduction of 13 residential lots when compared to the same quarter in 2006. The average sales price per lot declined slightly when compared to the same quarter last year. The reported average sales price for residential lots for a specific period is dependent upon the mix of lot sales. Deltic’s lot development plans provide for a mix of lot offerings that represent most real estate market segments for planned communities. Due to the pace of new home starts and the current sufficient lot inventory, planned capital expenditures for residential lot development have been reduced for 2007, and the Company does not plan to offer any additional lots within Chenal Valley in 2007. The Company sold 12 lots within the Chenal Valley development in the first quarter of 2007 versus 22 during the same period of 2006. In Deltic’s other two developments, Red Oak Ridge and Chenal Downs, two lots were sold during the first quarter of 2007 versus five during the same period of 2007. Chenal Downs is fully developed and Deltic does not plan to develop any additional lots within Red Oak Ridge in 2007. Future annual development activity will be dependent upon the demand for the Company’s residential lots. Commercial real estate sales activity is by nature less predictable than residential activity. No commercial sales occurred in the first quarter of 2007 or 2006.

During 2004, the Company disclosed plans for a 1,170-acre, 187 lot, upscale residential development, The Ridges at Nowlin Creek, on a portion of its land holdings located within the Highway 10 corridor west of Chenal Valley. A portion of the development would have been located within the watershed of Lake Maumelle, a principal source of drinking water for Little Rock. Even though the Company’s development plans incorporated the most modern and proven best management practices to create a low impact development fully protective of water quality in the lake, and the local water utility, Central Arkansas Water, had just commissioned preparation of a new comprehensive watershed management plan, the water utility nonetheless commenced an action in September 2005 to condemn approximately 680 acres of Company land located within the watershed, including approximately 640 acres of The Ridges at Nowlin Creek. On March 28, 2007, the Company and Central Arkansas Water entered into a full and complete settlement of the condemnation. Pursuant to the terms of the settlement, the Company sold Central Arkansas Water 680.06 acres of land for $8.2 million, and Central Arkansas Water granted to the Company an option to repurchase said land for the same consideration should Central Arkansas Water determine the land is not needed for watershed protection or should Central Arkansas Water cease to utilize said land for such purpose. The term of the option is 90 years. The Company intends to further assess the viability of proceeding to develop the remaining acreage of its planned real estate development, The Ridges at Nowlin Creek.

Operating results for Del-Tin Fiber L.L.C. are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. Del-Tin experienced a reduction in operational income during the first quarter of 2007, due to decreased production due to market conditions and increased cost. These decreases were partially offset by the reduction in depreciation expense related to the add-back per thousand square feet (“MSF”) of impairment based on the remaining production life of Del-Tin’s production assets. (For further discussion, refer to Note 3 to the consolidated financial statements.)

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended March 31, 2007 and 2006. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Quarter Ended March 31,
(Millions of dollars, except per share amounts)	2007	2006
Net sales
Woodlands	$14.2	12.3
Mills	22.3	30.9
Real Estate	11.6	4.8
Eliminations	(7.7)	(6.8)

Net sales	$40.4	41.2

Operating income and net income
Woodlands	$10.0	8.5
Mills	(2.0)	1.6
Real Estate	7.4	.7
Corporate	(3.4)	(3.5)
Eliminations	(0.3)	—

Operating income	11.7	7.3
Equity in Del-Tin Fiber	.2	.3
Interest income	.2	—
Interest and other debt expense	(1.3)	(1.3)
Interest capitalized	.1	.2
Other income	.1	.1
Income taxes	(4.4)	(2.6)

Net income	$6.6	4.0

Earnings per common share
Basic	$.53	.32
Assuming dilution	$.53	.32

Consolidated

The $2.6 million increase in net income was the result of improved financial results for the Company’s Woodlands and Real Estate segments, partially offset by reductions in lumber sales price and volume for the mills.

Operating income increased $4.4 million. The Woodlands segment increased $1.5 million due primarily to increased pine pulpwood harvest levels at a 56 percent higher average price per ton when compared to the first quarter of 2006. Deltic’s Mills segment operations decreased $3.6 million due mainly to a $72, or 20 percent, per thousand board feet (“MBF”) decrease in the average lumber sales price combined with a 14 percent decrease in lumber sales volume. Real Estate operating income increased $6.7 million primarily due to the sale of 680 acres of undeveloped real estate. Corporate operating expense decreased $.1 million due to lower general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended March 31,
	2007	2006
Net sales (millions of dollars)
Pine sawtimber	$10.1	10.0
Pine pulpwood	2.0	.8
Hardwood sawtimber	—	.1
Hardwood pulpwood	.1	.1

Sales volume (thousands of tons)
Pine sawtimber	236.8	213.9
Pine pulpwood	150.1	87.6
Hardwood sawtimber	.8	2.0
Hardwood pulpwood	12.9	19.2

Sales price (per ton)
Pine sawtimber	$42	47
Pine pulpwood	14	9
Hardwood sawtimber	34	29
Hardwood pulpwood	7	6

Net sales increased $1.9 million. Sales of pine sawtimber increased $.1 million due to an 11 percent higher sales volume at a $5 per ton, or 11 percent, lower average sales price. Sales of pine pulpwood increased $1.2 million due to a 62.5 thousand ton increase in harvest at a $5 per ton, or 56 percent, higher average sales price. Despite the segment’s increase in net sales, the cost of fee timber harvested remained relatively flat due primarily to the mix of pine sawtimber harvest volume by Company. The improvement in operating results was due primarily to the increase in net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended March 31,
	2007	2006
Net sales (millions of dollars)
Lumber	$18.0	26.1
Residual by-products	3.4	3.7

Lumber
Finished production (MMBF)	58.8	70.3
Sales volume (MMBF)	61.6	71.7
Sales price (per MBF)	292	364

Net sales decreased $8.6 million, or 28 percent, due primarily to lower lumber sales price and volume. The Mills were able to partially offset the sales decrease with lower log and direct manufacturing costs per MBF.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended March 31,
	2007	2006
Net sales (millions of dollars)
Residential lots	$1.4	2.8
Commercial acreage	—	—
Undeveloped acreage	8.2	—
Chenal Country Club	1.4	1.2

Sales volume
Residential lots	14	27
Commercial acres	—	—
Undeveloped acres	680	—

Average sales price (thousands of dollars)
Residential lots	$100	105
Commercial acres	—	—
Undeveloped acres	12	—

Net sales increased $6.8 million due primarily to an increase in sales of undeveloped acres. This was partially offset by a 13-lot decrease in residential lots sold and a five percent decrease in the average price per lot due to sales mix. The increase in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The decrease in operating expense for Corporate functions of $.1 million was due primarily to lower general and administrative expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $.9 million to $7.7 million. The increase was due to increases in the volume of logs coming into Deltic sawmills from Company fee timberlands. This increase was partially offset by a decrease in transfer pricing from the Woodlands segment to the mills. Transfer prices are approximately that of market, which were lower than the same quarter last year.

Equity in Del-Tin Fiber

For the first quarter of 2007, Deltic’s equity in Del-Tin Fiber was $.2 million compared to $.3 million for the same period of 2006.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended March 31,
	2007	2006
Net sales (millions of dollars)	$15.7	16.6
Finished production (MMSF)	30.5	39.8
Board sales (MMSF)	33.4	41.0
Sales price (per MSF)	$471	405

Income Taxes

The effective income tax rate was 40 percent for both the 2007 and 2006 periods.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $11.7 million for the first three months of 2007 compared to $9 million for the same period in 2006. Changes in operating working capital, other than cash and cash equivalents, provided cash of $1.7 million in the 2007 period, but required cash of $.8 million in 2006. Changes in other net items in operating activities decreased $4.2 million due primarily to the recognition of deferred Central Arkansas Water proceeds recorded in the first quarter revenue. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $6.6 million in the current-year period and $4.1 million a year ago. Capital expenditures by segment consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2007	2006
Woodlands	$2,787	791
Mills	878	2,223
Real Estate	2,950	1,111
Corporate	14	15

Capital expenditures	$6,629	4,140

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations used cash of $.9 million in 2007 and $2 million in 2006. The Company’s advances to Del-Tin Fiber during the first quarter of 2007 were offset by distributions received from the joint venture, which was a net increase of $.5 million compared to a year ago. In 2007, Deltic made no repayments of debt compared to $3.5 million in 2006. Deltic paid dividends on common stock of $.9 million during both 2007 and 2006. In 2007, proceeds from stock option exercises amounted to $.6 million, a decrease of $1.1 million when compared to 2006.

Financial Condition

Working capital totaled $15.1 million at March 31, 2007, and $12.7 million at December 31, 2006. Deltic’s working capital ratio at March 31, 2007, was 2.05 to 1, compared to 2.15 to 1 at the end of 2006. Cash and cash equivalents at the end of the first quarter of 2007 were $15.9 million compared to $11.4 million at the end of 2006. During the first three months of 2007, total indebtedness of the Company remained the same as year-end 2006. Deltic’s long-term debt to stockholders’ equity ratio was .325 to 1 at March 31, 2007, compared to .337 to 1 at year-end 2006.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, expanding lumber production as market conditions allow, and developing real estate at Chenal Valley and Red Oak Ridge.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. As of March 31, 2007, the Company had expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share; no shares have been purchased in 2007 under this program. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

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

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($22 million at March 31, 2007) of Del-Tin’s obligations under its credit agreement. This new credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17.5 million, the production support agreement and the one-year commitment being fully extinguished.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. In accordance with FIN 45, Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and has included this non-cash amount in the Company’s March 31, 2005 Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At March 31, 2007, Deltic’s remaining liability regarding the guarantee was $1.7 million.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 12 to the consolidated financial statements included in the Company’s 2006 annual report on Form 10-K.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2007	2008 to 2009	2010 to 2011	After 2011

Contractual cash payment obligations
Real estate development infrastructure	$3.1	.4	2.7	—	—
Long-term debt	70.0	—	10.0	13.3	46.7
Interest on debt[1]	30.9	3.4	8.4	6.7	12.4
Retirement plans	9.7	.7	1.8	2.2	5.0
Other postretirement benefits	10.5	.3	.9	1.1	8.2
Other long-term liabilities	4.8	—	3.6	1.2	—

	$129.0	4.8	27.4	24.5	72.3

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$22.0	2.2	5.3	—	14.5
Timber cutting agreements	.9	.6	.3	—	—
Operating leases	.2	.1	.1	—	—
Letters of credit	.3	.1	.2	—	—

	$23.4	3.0	5.9	—	14.5

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2006 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 1 to the consolidated financial statements.)

Outlook

Pine sawtimber harvest levels are expected to be 80,000 to 85,000 tons in the second quarter of 2007 and 550,000 to 575,000 tons for the year. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 60 to 70 million board feet for the second quarter and 250 to 275 million board feet for the year. Residential lot sales are projected to be 10 to 15 lots and 85 to 100 lots for the second quarter and the year, respectively.

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

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk”, in Item 7A of Part II of its 2006 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Deltic Timber Corporation (“the Company” or “Deltic”) has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2007, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2006 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]

Jan. 1 through
Jan. 31, 2007	—	—	-	$7,851,000

Feb. 1 through
Feb. 28, 2007	—	—	-	$7,851,000

Mar. 1 through
Mar. 31, 2007	—	—	-	$7,851,000

[1]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. There is no stated expiration date regarding this authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.7	Amended and Restated Note Purchase Agreement (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated April 3, 2007).

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date:	May 8, 2007
Ray C. Dillon, President,
Chief Executive Officer
(Principal Executive Officer)

	/s/ Kenneth D. Mann	Date:	May 8, 2007
Kenneth D. Mann, Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer)

	/s/ Byrom L. Walker	Date:	May 8, 2007
Byrom L. Walker, Controller
(Principal Accounting Officer)