Form 10-Q
period 2007-06-30
DELTIC TIMBER CORP
filed 2007-08-08
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares of Common Stock, $.01 Par Value, outstanding at June 30, 2007, was 12,487,204.

TABLE OF CONTENTS—SECOND QUARTER 2007 FORM 10-Q REPORT

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited)
	June 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$20,585	11,359
Trade accounts receivable	6,560	4,202
Allowance for doubtful accounts	(45)	(55)
Other receivables	210	772
Inventories	5,343	5,124
Prepaid expenses and other current assets	2,924	2,397

Total current assets	35,577	23,799

Investment in real estate held for development and sale	43,649	44,255
Investment in Del-Tin Fiber	5,447	5,250
Other investments and noncurrent receivables	1,603	1,767
Timber and timberlands—net	207,581	207,637
Property, plant, and equipment—net	39,472	40,925
Deferred charges and other assets	708	633

Total assets	$334,037	324,266

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$3,553	3,882
Accrued taxes other than income taxes	2,421	1,693
Income taxes payable	2,057	—
Deferred revenues and other accrued liabilities	7,735	5,514

Total current liabilities	15,766	11,089

Long-term debt	70,000	70,000
Deferred tax liabilities—net	4,728	4,178
Guarantee of indebtedness of Del-Tin Fiber	1,553	1,898
Other noncurrent liabilities	24,858	29,620
Stockholders’ equity
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	75,364	73,999
Retained earnings	154,308	147,406
Treasury stock	(7,548)	(8,932)
Accumulated other comprehensive income	(5,120)	(5,120)

Total stockholders’ equity	217,132	207,481

Total liabilities and stockholders’ equity	$334,037	324,266

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$37,905	41,410	78,282	82,656

Costs and expenses
Cost of sales	25,835	28,990	46,763	55,418
Depreciation, amortization, and cost of fee timber harvested	3,195	3,317	7,254	7,055
General and administrative expenses	4,560	4,098	8,267	7,917

Total costs and expenses	33,590	36,405	62,284	70,390

Operating income	4,315	5,005	15,998	12,266

Equity in Del-Tin Fiber	724	808	972	1,171
Interest income	236	107	389	141
Interest and other debt expense	(1,253)	(1,345)	(2,593)	(2,737)
Interest capitalized	165	285	305	531
Other income	78	95	205	147

Income before income taxes	4,265	4,955	15,276	11,519

Income taxes	(1,727)	(1,971)	(6,089)	(4,567)

Net income	$2,538	2,984	9,187	6,952

Earnings per common share
Basic	$.20	.24	.74	.56
Assuming dilution	$.20	.24	.72	.55
Dividends per common share
Paid	$.0750	.0750	.1500	.1500
Declared	$.1500	.0750	.2250	.1500

Average common shares outstanding (thousands)	12,480	12,401	12,472	12,384

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$9,187	6,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and cost of fee timber harvested	7,254	7,055
Deferred income taxes	2,136	(1,957)
Real estate costs recovered upon sale	3,654	4,385
Timberland costs recovered upon sale	24	62
Equity in Del-Tin Fiber	(972)	(1,171)
Stock-based compensation expense	1,448	595
Net increase in provisions for pension and other postretirement benefits	146	335
Net increase/(decrease) in deferred compensation for stock-based liabilities	(400)	324
Decrease in operating working capital other than cash and cash equivalents	70	439
Other—net	(4,499)	2,713

Net cash provided by operating activities	18,048	19,732

Investing activities
Capital expenditures requiring cash	(9,319)	(12,018)
Net change in purchased stumpage inventory	(314)	(1,278)
Advances to Del-Tin Fiber	(1,230)	(1,662)
Distributions from Del-Tin Fiber	1,660	1,700
Net change in funds held by trustee	111	—
Other—net	918	1,386

Net cash required by investing activities	(8,174)	(11,872)

Financing activities
Repayments of notes payable and long-term debt	—	(4,516)
Common stock dividends paid	(1,872)	(1,859)
Proceeds from stock option exercises	914	1,880
Tax effect of stock options exercised	310	496

Net cash required by financing activities	(648)	(3,999)

Net increase in cash and cash equivalents	9,226	3,861
Cash and cash equivalents at January 1	11,359	1,637

Cash and cash equivalents at June 30	$20,585	5,498

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2007	2006
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of period in 2007 and 2006	128	128

Capital in excess of par value
Balance at beginning of year	73,999	73,431
Exercise of stock options	130	315
Tax benefits on stock options	387	696
Amortization to expense	1,448	595
Transition to SFAS No. 123 (R)	—	(1,553)
Restricted stock awards	(681)	(528)
Restricted stock forfeitures	81	127

Balance at end of period	75,364	73,083

Retained earnings
Balance at beginning of year	147,406	138,333
Net income	9,187	6,952
Common stock dividends	(2,808)	(1,859)
Transition to FIN 48	523	—

Balance at end of period	154,308	143,426

Unamortized restricted stock awards
Balance at beginning of year	—	(1,879)
Transition to SFAS No. 123 (R)	—	1,879

Balance at end of period	—	—

Treasury stock
Balance at beginning of year – 388,682 and 499,372 shares, respectively	(8,932)	(11,367)
Shares purchased – no shares in 2007 and 7 in 2006	—	—
Forfeited restricted stock – 1,660 shares in 2007 and 2,324 in 2006	(81)	(127)
Shares issued for incentive plans – 63,667 and 94,089 shares, respectively	1,465	2,141

Balance at end of period – 326,675 and 407,614 shares, respectively	(7,548)	(9,353)

Accumulated other comprehensive income	(5,120)	(402)

Total stockholders’ equity	$217,132	206,882

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

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly its financial position as of June 30, 2007, and the results of its operations and cash flows for the three months and six months ended June 30, 2007 and 2006. These consolidated financial statements are not necessarily indicative of results to be expected for the full year.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition measurement of a tax position taken or expected to be taken in a tax return. The effective date of FIN 48 is generally as of the start of the first fiscal year beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. The Company’s policy is to recognize potential interest accrued related to unrecognized tax benefits in interest expense and potential penalties are recognized in other expense in the consolidated statement of income. (For additional information regarding FIN 48, see Note 7 – Income Taxes.)

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

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2007	December 31, 2006
Logs	$648	1,017
Lumber	4,310	3,588
Materials and supplies	385	519

	$5,343	5,124

Note 3 – Investment in Del-Tin Fiber

The Company owns 50 percent of the membership of Del-Tin Fiber, L.L.C. (“Del-Tin”), which completed construction and commenced production operations of a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas, during 1998. The Company’s membership in Del-Tin Fiber is discussed in more detail in Note 3 – Investment in Del-Tin Fiber, in the Company’s 2006 annual report on Form 10-K.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, the Company unconditionally guarantees the payment of 50 percent ($21,250,000 at June 30, 2007) of Del-Tin’s obligations under its credit agreement. The Company estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000. The Company is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At June 30, 2007, the Company’s unamortized balance related to the value of the guarantee was $1,553,000.

At June 30, 2007, and December 31, 2006, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $16,823,000 and $16,883,000, respectively. The excess relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, and the estimated fair value of the guarantee of Del-Tin Fiber’s credit agreement recorded by the Company in its consolidated balance sheet.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Investment in Del-Tin Fiber (cont.)

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations consisted of the following:

Condensed Balance Sheet Information

(Thousands of dollars)	June 30, 2007	December 31, 2006
Current assets	$9,030	8,923
Property, plant, and equipment—net	83,866	85,393
Other noncurrent assets	186	285

Total assets	$93,082	94,601

Current liabilities	$12,042	10,836
Long-term debt	36,500	39,500
Members’ capital	44,540	44,265

Total liabilities and members’ capital	$93,082	94,601

Condensed Income Statement Information

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2007	2006	2007	2006
Net sales	$15,050	17,017	30,782	33,616

Cost and expenses
Cost of sales	11,095	12,338	23,737	25,229
Depreciation	1,448	1,431	2,979	2,960
General and administrative expenses	605	742	1,264	1,427

Total costs and expenses	13,148	14,511	27,980	29,616

Operating income	1,902	2,506	2,802	4,000

Interest income	18	22	31	38
Interest and other debt expense	(803)	(840)	(1,626)	(1,625)
Other income/(loss)	(73)	(71)	(73)	(71)

Net income	$1,044	1,617	1,134	2,342

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2007	December 31, 2006
Purchased stumpage inventory	$1,169	855
Timberlands	81,183	80,771
Fee timber	207,121	204,826
Logging facilities	1,906	1,862

	291,379	288,314

Less accumulated cost of fee timber harvested and facilities depreciation	(83,798)	(80,677)

	$207,581	207,637

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2007	December 31, 2006
Land	$125	125
Land improvements	4,536	4,536
Buildings and structures	9,671	9,641
Machinery and equipment	89,689	87,491

	104,021	101,793
Less accumulated depreciation	(64,549)	(60,868)

	$39,472	40,925

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company identified its tax positions to determine whether the resulting tax benefits should be recognized in the financial statements and to what extent. As a result of this analysis, the Company identified the following items applicable to the implementation of FIN 48. At or before settlement, management may change its assessment of the amount that will be realized upon ultimate settlement with the tax authority.

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

Upon adopting the provisions of FIN 48, the Company evaluated its accelerated depreciation deductions for tax purposes and determined that a certain position would not meet the more-likely-than-not recognition threshold as defined by FIN 48. The Company has previously not recorded the related tax benefit for financial statement purposes until the statute of limitations expire for the applicable tax year. As a result of the adoption of FIN 48, the Company reclassified $84,000 of the $230,000 liability from long-term deferred tax liabilities to current liabilities. In addition, the Company recorded $41,000 of previously unrecognized penalties and interest as a cumulative effect of the change to retained earnings. The Company recorded $28,000 in potential penalties and interest during the current year. There were no material changes for this position during the six months ended June 30, 2007.

Two of the Company’s subsidiaries have taken certain state income tax positions associated with their real estate activities. Prior to January 1, 2007, there was no financial statement impact due to utilization of certain state net operating loss carry-forwards. During the six months ended June 30, 2007, the Company had fully utilized these carry-forwards and received a cash flow benefit. Because the Company does not believe this tax position would meet the more-likely-than-not recognition threshold, a current liability of $782,000 was recorded in the accompanying consolidated balance sheet. There were no material changes for this position during the six months ended June 30, 2007.

The Company is no longer subject to U.S. federal and Arkansas examinations by tax authorities for years before 2003.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2007	2006	2007	2006
Funded qualified retirement plan
Service cost	$260	240	521	481
Interest Cost	322	288	644	576
Expected return on plan assets	(312)	(277)	(623)	(554)
Amortization of prior service cost	16	16	31	31
Recognized actuarial loss	50	60	100	120

Net retirement expense	$336	327	673	654

Unfunded nonqualified retirement plan
Service cost	$35	18	69	35
Interest cost	44	36	88	71
Amortization of prior service cost	(3)	(3)	(6)	(5)
Recognized actuarial loss	10	1	20	3

Net retirement expense	$86	52	171	104

Other postretirement benefits
Service cost	$114	138	228	275
Interest cost	112	132	224	263
Amortization of prior service cost	—	19	—	39
Amortization of plan amendment	(44)	—	(88)	—
Recognized actuarial loss	23	4	46	9

Other postretirement benefits expense	$205	293	410	586

The Company made contributions to its qualified plan of $899,000 during the first six months of 2007. The Company anticipates making total contributions of $2,048,000 for the year 2007.

Effective January 1, 2007, the Company no longer offers prescription drug coverage under its other postretirement benefits plan to post-65 retirees.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Stock-Based Compensation

The Consolidated Statement of Income for the six months ended June 30, 2007 and 2006, included $1,806,000 and $990,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.

Stock Options – A summary of stock options as of June 30, 2007, and changes during the six-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ 000)
Outstanding at January 1, 2007	255,031	$33.25
Granted	25,344	53.01
Exercised	(34,091)	26.91
Forfeited/expired	(3,275)	38.79

Outstanding at June 30, 2007	243,009	36.12	5.6	—

Exercisable at June 30, 2007	177,327	31.36	4.5	—

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of June 30, 2007, and changes during the six-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	48,522	$41.74
Granted	19,006	53.01
Vested	—	—
Forfeited	(778)	44.10

Nonvested at June 30, 2007	66,750	44.92

As of June 30, 2007, there was $1,594,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.1 years. No restricted stock vested during the six months ended June 30, 2007.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Stock-Based Compensation (cont.)

Performance Units – A summary of nonvested restricted stock performance units as of June 30, 2007, and changes during the six months then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	36,999	$43.52
Granted	10,570	55.97
Vested	—	—
Forfeited	(882)	45.67

Nonvested at June 30, 2007	46,687	46.30

As of June 30, 2007, there was $1,141,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.1 years. No restricted stock performance units vested during the six months ended June 30, 2007.

Note 10 – Contingencies

On March 28, 2007, the Company and Central Arkansas Water (“CAW”), a consolidated waterworks, entered into a full and complete settlement of a pending condemnation litigation involving 680.06 acres of real property located within the watershed of Lake Maumelle in western Pulaski County, Arkansas. Approximately 640 acres were part of the Company’s planned real estate development, The Ridges at Nowlin Creek. The Company will continue to assess the viability of proceeding with the remaining part of its The Ridges at Nowlin Creek planned development. Under the terms of the settlement, CAW has paid the Company $8,175,000 (approximately $12,021 per acre) for the land, and granted the Company a 90-year option to repurchase the land for the same amount should CAW determine the land is not needed for watershed protection or if it ceases to use the land for such purpose. During the three months ended March 31, 2007, the Company recorded sales revenues of $8,175,000 and related costs of $675,000 for a net operating gain of $7,500,000 on this transaction.

At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share amounts)	2007	2006	2007	2006
Net income	$2,538	2,984	9,187	6,952

Weighted average number of common shares used in basic EPS	12,480	12,401	12,472	12,384
Effect of dilutive stock options	50	75	56	86

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,530	12,476	12,528	12,470

Earnings per common share
Basic	$.20	.24	.74	.56
Assuming dilution	$.20	.24	.72	.55

Note 12 – Supplemental Cash Flow Disclosures

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2007	2006
Trade accounts receivable, net	$(2,367)	(1,481)
Other receivables	563	(157)
Inventories	(219)	2,012
Prepaid expenses and other current assets	(672)	538
Trade accounts payable	(462)	(2,003)
Accrued taxes other than income taxes	805	845
Deferred revenues and other accrued liabilities	2,422	685

	$70	439

Additional supplemental information:
Interest paid, net of amounts capitalized	$2,580	2,442

Income taxes paid, net of refunds	$2,164	4,887

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2007	2006	2007	2006
Net sales
Woodlands	$7,110	9,880	21,316	22,193
Mills	24,150	30,867	46,440	61,752
Real Estate	10,392	6,630	21,960	11,450
Eliminations*	(3,747)	(5,967)	(11,434)	(12,739)

	$37,905	41,410	78,282	82,656

Income/(loss) before income taxes
Operating income
Woodlands	$4,047	6,501	14,036	15,020
Mills	(693)	(173)	(2,666)	1,373
Real Estate	5,224	1,473	12,574	2,135
Corporate	(4,303)	(3,245)	(7,715)	(6,720)
Eliminations	40	449	(231)	458

Operating income	4,315	5,005	15,998	12,266
Equity in Del-Tin Fiber	724	808	972	1,171
Interest income	236	107	389	141
Interest and other debt expense	(1,253)	(1,345)	(2,593)	(2,737)
Interest capitalized	165	285	305	531
Other income	78	95	205	147

	$4,265	4,955	15,276	11,519

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,161	1,450	3,216	3,370
Mills	1,855	1,678	3,681	3,308
Real Estate	156	147	292	292
Corporate	23	42	65	85

	$3,195	3,317	7,254	7,055

Capital expenditures
Woodlands	$385	1,452	3,172	2,243
Mills	599	2,617	1,477	4,840
Real Estate	1,679	3,923	4,629	5,034
Corporate	27	33	41	48

	$2,690	8,025	9,319	12,165

*	Intersegment sales of timber from Woodlands to Mills

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Subsequent Event

On August 7, 2007, Deltic amended its revolving credit agreement whereby the amount of commitments available under the facility were increased from $260 million to $300 million. Pursuant to the amendment: the term of the revolving credit agreement, subject to other provisions, was extended to September 9, 2012; pricing of applicable commitment fees and margins was amended; an option to request an increase in the amount of Aggregate Revolving Commitments from $300 million to $350 million was reinstated; certain covenants were amended and/or deleted; and, provisions that permit inclusion of the pro forma impact of certain acquisitions in determining compliance by Deltic to applicable terms were added.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded net income of $2.6 million for the second quarter of 2007 compared to $3 million for the same period of 2006. While several factors affected the Company’s results for the period, the most significant impact came from the depressed housing market, which was evidenced by the lower demand and sales prices for lumber manufactured in Deltic’s Mills segment and fewer sales of residential lots in the Real Estate segment. Deltic’s Woodlands segment provided $4 million in operating income in the second quarter. The Real Estate segment provided $5.2 million in operating income for the second quarter of 2007, mainly due to the sale of approximately 26 acres of commercial real estate. The Company’s Mills segment recorded an operating loss of $.7 million in 2007’s second quarter. Deltic owns a 50 percent interest in Del-Tin Fiber L.L.C. and recorded related equity income of $.8 million for the second quarter of 2007, down slightly from $.9 million for the same quarter of 2006.

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. The downward trend in new home sales began in the second half of 2005, and the level of housing starts reached its slowest pace in more than six years during the first half of 2007. Factors affecting this decline in new home sales were a somewhat slower American economy, higher mortgage interest rates, increased home inventory levels, and the impact of stricter lending practices due to sub-prime loans failing in the mortgage banking industry. The Company’s sales of real estate were affected by these factors which helped to cause a reduction in residential lot sales from the first half of 2006. This decline in the housing market has been a significant factor to continued lower demand in the first six months of 2007 for softwood lumber products. The market has recently experienced slight sales price increases due to reduced lumber supplies caused by industry curtailments and declining imports of softwood lumber products from Canada, mainly related to the rise in the value of the Canadian dollar. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its lumber; therefore, the Company will continue to focus on increasing efficiencies and reducing controllable manufacturing cost

For the second quarter of 2007, pine sawtimber harvest levels decreased 57,376 tons to 96,431 when compared to the second quarter of 2006. The primary reason for this decline was management’s decision to accelerate the 2007 sale of pine sawtimber to third-parties during the first quarter of 2007 in order to optimize the return on the pine sawtimber harvest. The Company plans to keep 2007’s total pine sawtimber harvest volume comparable to the level in 2006, while continuing to manage the timberlands on a sustainable-yield basis. Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the health of the markets for manufactured lumber and other wood products. The Company harvested 111,593 tons of pine pulpwood during the second quarter of 2007, an increase of 15,622 tons from the same period in 2006. The average sales price was $13 per ton, a 55 percent increase from $8 for the second quarter of 2006. Deltic recorded an increase in pine pulpwood revenues of $.6 million when compared to the second quarter a year ago. Increased demand and prices for pulpwood has been attributed in part to reduced production of residual wood chips from area sawmills due to production curtailments caused by a depressed lumber market, and to the impact of wet weather conditions on pulpwood harvesting activity in the Company’s operating region. The Company sold approximately 63 acres of timberland for $1,557 per acre during the second quarter of 2007 versus 160 acres of timberland at $1,047 per acre during the same period of 2006.

Advances in technology and increased pricing levels for natural gas have resulted in the viability of expanded natural gas exploration within the state of Arkansas. One current area of activity known as the “Fayetteville Shale Play” is an unconventional natural gas reservoir spread across multiple Arkansas counties. Deltic has leased approximately 26,000 net mineral acres in this area to various exploration enterprises and received applicable lease bonus payments; in addition to the possibility of future royalty income should production be established. The Company continues to evaluate additional leasing requests within the Fayetteville Shale Play, although future leasing will probably not be significant unless the defined boundary of the Play expands. The ultimate benefit to Deltic from these mineral leases is contingent on the successful extraction and sale of natural gas from the area.

The Mills segment continues to encounter a depressed lumber market which caused the average sales price in the second quarter of 2007 to decrease $29, or nine percent, to $306 from the second quarter of 2006 average of $335 per MBF. Lumber sales declined in the second quarter of 2007 by 18 percent to 63.8 million board feet from the second quarter of 2006, primarily due to a reduction in operating hours as a result of weakened market conditions. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future. The Company continues to anticipate a significant percentage of logs supplied to both of its sawmills will come from strategically located Company fee timberlands.

The Real Estate segment closed the sale of 20 residential lots during the second quarter, a reduction of 12 residential lots when compared to the same quarter in 2006. The average sales price per lot declined 28 percent, to $87,900, when compared to the same quarter last year. The reported average sales price for residential lots for a specific period is dependent upon the mix of lot sales. Deltic’s lot development plans provide for a mix of lot offerings that represent most real estate market segments for planned communities. Due to the pace of new home starts and the current sufficient lot inventory, planned capital expenditures for residential lot development have been reduced for 2007. The Company does not plan to offer any additional lots within Chenal Valley in 2007. The Company sold 17 lots within the Chenal Valley development in the second quarter of 2007 versus 26 during the same period of 2006. In Deltic’s other two developments, Red Oak Ridge and Chenal Downs, three lots were sold during the second quarter of 2007 versus six during the same period of 2006. Chenal Downs is fully developed and Deltic does not plan to develop any additional lots within Red Oak Ridge in 2007. Future annual development activity will be dependent upon the demand for the Company’s residential lots. Two commercial sales of approximately 26 acres at $241,000 per acre occurred in the second quarter of 2007 while there were no commercial sales for the same period in 2006. Both of these sales were for use as multifamily housing and one will consist of the first condominium project on the golf courses in the Company’s Chenal Valley development. Even though residential lot sales activity is below historical levels, interest in commercial acreage, especially for multifamily use, remains strong.

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

Operating results for Del-Tin Fiber L.L.C. are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. Del-Tin experienced a reduction in operational income during the first half of 2007, because of decreased production due to uncertain market conditions for traditional products and available supply of fiber. For the Company’s equity, these decreases were partially offset by the reduction in depreciation expense related to the add-back per thousand square feet (“MSF”) of impairment based on the remaining production life of Del-Tin’s production assets.

On June 21, 2007, the Board of Directors of Deltic announced a quarterly dividend of $0.075 per share that will be paid to stockholders of record as of September 1, 2007, with a payment due date of September 15, 2007. The liability for this dividend was recorded in the Company’s second quarter consolidated financial statements. In 2006, this announcement was made at the August Board of Directors Meeting and recorded in the third quarter’s consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended June 30, 2007 and 2006. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Quarter Ended June 30,
(Millions of dollars, except per share amounts)	2007	2006
Net sales
Woodlands	$7.1	9.9
Mills	24.1	30.9
Real Estate	10.4	6.6
Eliminations	(3.7)	(5.9)

Net sales	$37.9	41.5

Operating income/(loss) and net income
Woodlands	$4.0	6.5
Mills	(.7)	(.2)
Real Estate	5.2	1.4
Corporate	(4.3)	(3.2)
Eliminations	.1	.5

Operating income	4.3	5.0
Equity in Del-Tin Fiber	.8	.9
Interest income	.2	.1
Interest and other debt expense	(1.3)	(1.3)
Interest capitalized	.2	.3
Other income	.1	.1
Income taxes	(1.7)	(2.1)

Net income	$2.6	3.0

Earnings per common share
Basic	$.20	.24
Assuming dilution	$.20	.24

Consolidated

The $.4 million decrease in net income was primarily the result of decreased pine sawtimber harvest at a $7 per ton lower sales price, decreased lumber sales at a nine percent lower sales price, and higher general and administrative expenses, which were partially offset by improved results from the Real Estate segment due to sales of commercial real estate.

Operating income decreased $.7 million. The Woodlands segment decreased $2.5 million due primarily to decreased pine sawtimber harvest levels at a 15 percent lower average price per ton when compared to the second quarter of 2006. Deltic’s Mills segment operations decreased $.5 million due mainly to a $29, or nine percent, per MBF decrease in the average lumber sales price combined with an 18 percent decrease in lumber sales volume. Real Estate operating income increased $3.8 million primarily due to the sale of approximately 26 acres of commercial real estate. Corporate operating expense increased $1.1 million due to increased general and administrative expenses resulting from taxes on stock-based awards and a one-time charge associated with the retirement of a Company officer.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended June 30,
	2007	2006
Net sales (millions of dollars)
Pine sawtimber	$3.7	7.1
Pine pulpwood	1.4	.8
Hardwood sawtimber	—	—
Hardwood pulpwood	.1	.1
Sales volume (thousands of tons)
Pine sawtimber	96.4	153.8
Pine pulpwood	111.6	96.0
Hardwood sawtimber	1.1	1.7
Hardwood pulpwood	14.6	19.2
Sales price (per ton)
Pine sawtimber	$39	46
Pine pulpwood	13	8
Hardwood sawtimber	22	25
Hardwood pulpwood	9	4
Timberland
Net sales (million of dollars)	$.1	.2
Sales volume (acres)	63.52	160.00
Sales price (per acre)	$1,557	$1,047

Net sales decreased $2.8 million. Sales of pine sawtimber decreased $3.4 million due to a 37 percent lower sales volume at a $7 per ton, or 15 percent, lower average sales price. Sales of pine pulpwood increased $.6 million due to a 15.6 thousand ton increase in harvest at a $5 per ton, or 55 percent, higher average sales price. Despite the segment’s decrease in net sales, the cost of fee timber harvested had only a slight drop due primarily to the mix of pine sawtimber harvest volume by Company. The decline in operating results was due primarily to the decrease in net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended June 30,
	2007	2006
Net sales (millions of dollars)
Lumber	$19.5	26.1
Residual by-products	3.5	3.6
Lumber
Finished production (MMBF)	63.0	74.0
Sales volume (MMBF)	63.8	78.2
Sales price (per MBF)	$306	335

Net sales decreased $6.8 million, or 22 percent, due primarily to lower lumber sales price and volume. The increase in the Mills segment’s operating loss was due primarily to the same factors impacting net sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended June 30,
	2007	2006
Net sales (millions of dollars)
Residential lots	$1.8	3.9
Commercial acreage	6.3	—
Undeveloped acreage	—	—
Chenal Country Club	2.2	2.0
Sales volume
Residential lots	20	32
Commercial acres	25.99	—
Undeveloped acres	—	—
Average sales price (thousands of dollars)
Residential lots	$88	121
Commercial acres	241	—
Undeveloped acres	—	—

Net sales increased $3.8 million due primarily to an increase in sales of commercial real estate. This was partially offset by a 12 lot decrease in residential lots sold and a 28 percent decrease in the average price per lot due to sales mix. The increase in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $1.1 million was due primarily to increased general and administrative expenses resulting from taxes on stock-based awards and a one-time charge associated with the retirement of a Company officer.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $2.2 million to $3.7 million. The decrease was due to decreases in the volume of logs coming into Deltic sawmills from its fee timberlands at a decreased transfer price from the Woodlands segment. Transfer prices are approximately that of market, which were lower than the same quarter last year.

Equity in Del-Tin Fiber

For the second quarter of 2007, Deltic’s equity in Del-Tin Fiber was $.8 million compared to $.9 million for the same period of 2006.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended June 30,
	2007	2006
Net sales (millions of dollars)	$15.1	17.0
Finished production (MMSF)	30.5	36.1
Board sales (MMSF)	30.3	36.9
Sales price (per MSF)	$496	461

Income Taxes

The effective income tax rate was 40 percent and for both the 2007 and 2006 periods.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

In the following tables, Deltic’s net sales and results of operations are presented for the six-month periods ended June 30, 2007 and 2006. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2007	2006
Net sales
Woodlands	$21.3	22.2
Mills	46.4	61.8
Real Estate	22.0	11.4
Eliminations	(11.4)	(12.7)

Net sales	$78.3	82.7

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2007	2006
Operating income/(loss) and net income
Woodlands	$14.0	15.0
Mills	(2.7)	1.4
Real Estate	12.6	2.1
Corporate	(7.7)	(6.7)
Eliminations	(.2)	.5

Operating income	16.0	12.3
Equity in Del-Tin Fiber	1.0	1.2
Interest income	.4	.1
Interest and other debt expense	(2.6)	(2.6)
Interest capitalized	.3	.5
Other income/(expense)	.2	.2
Income taxes	(6.1)	(4.7)

Net income	$9.2	7.0

Earnings per common share
Basic	$.74	.56
Assuming dilution	$.72	.55

Consolidated

The $2.2 million increase in net income was the result of increased operating income from Deltic’s Real Estate segment, partially offset by the reduced financial results of the Woodlands and Mills segments, an increase in corporate general and administrative expense, and a decrease in equity in Del Tin Fiber.

Operating income increased $3.7 million. The Woodlands segment decreased $1 million due primarily to a decreased pine sawtimber harvest level and a decreased average per-ton pine sawtimber price. The Mills segment decreased $4.1 million due mainly to a 14 percent decrease in average lumber sales price and decreased sales volume. Real Estate operating income increased $10.5 million, primarily the result of sales of commercial real estate and undeveloped land, partially offset by a decrease in the number of residential lots sold at a lower average price per lot. Corporate operating expense increased $1 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Six Months Ended June 30,
	2007	2006
Net sales (millions of dollars)
Pine sawtimber	$13.8	17.1
Pine pulpwood	3.4	1.5
Hardwood sawtimber	.1	.1
Hardwood pulpwood	.2	.2

Sales volume (thousands of tons)
Pine sawtimber	333.3	367.7
Pine pulpwood	261.7	183.5
Hardwood sawtimber	1.9	3.8
Hardwood pulpwood	27.5	38.4

	Six Months Ended June 30,
	2007	2006
Sales price (per ton)
Pine sawtimber	$41	46
Pine pulpwood	13	8
Hardwood sawtimber	27	27
Hardwood pulpwood	8	5
Timberland
Net sales (millions of dollars)	$.1	.2
Sales volume (acres)	63.52	160.00
Sales price (per acre)	$1,557	1,047

Total net sales decreased $.9 million, which was due primarily to the decrease in sales volume of pine sawtimber combined with a decrease in the average sales price per-ton, partially offset by an increase in pine pulpwood harvest and sales price and an increase in lease income. Operating income decreased $1 million primarily as a result of the decreased net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Six Months Ended June 30,
	2007	2006
Net sales (millions of dollars)
Lumber	$37.5	52.3
Residual by-products	6.9	7.3

Lumber
Finished production (MMBF)	121.8	144.2
Sales volume (MMBF)	125.4	150.0
Sales price (per MBF)	$299	349

Total net sales decreased $15.4 million, due to the segment’s 14 percent lower average lumber sales price and 16 percent decrease in sales volume. Total operating income for the Mills declined $4.1 million due to the impact of lower net sales which was partially offset by a lower cost to produce the volume associated with fewer sales and a higher average sales price for residual products.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Six Months Ended June 30,
	2007	2006
Net sales (millions of dollars)
Residential lots	$3.2	6.7
Commercial sites	6.3	—
Undeveloped acreage	8.2	—
Chenal Country Club	3.6	3.3

	Six Months Ended June 30,
	2007	2006
Sales volume
Residential lots	34	59
Commercial acres	25.99	—
Undeveloped acreage	680.06	—
Average sales price (thousands of dollars)
Residential lots	$93	114
Commercial acres	241	—
Undeveloped acreage	12	—

Total net sales increased $10.6 million, or 93 percent, due to increased sales of commercial acreage and undeveloped real estate, partially offset by reductions in sales of residential lots. The number of residential lots sold during 2007 decreased by 25 lots, or 42 percent, compared to 2006. The average sales price per lot decreased by 18 percent due to sales mix. The increase in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $1 million was due primarily to increased general and administrative expenses resulting from taxes on stock-based awards and a one-time charge associated with the retirement of a Company officer.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $1.3 million to $11.4 million. The decrease was due to decreases in both the volume and price of logs coming into Deltic’s sawmills from its fee timberlands. Logs supplied by the Woodlands segment to the Company’s sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the first six months of 2007, equity in Del-Tin Fiber was $1 million, a decline of $.2 million from the same period last year. Del-Tin experienced a reduction in operating income during the first half of 2007 because of decreased production related to uncertain market conditions for traditional products and available fiber supply.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Six Months Ended June 30,
	2007	2006
Net sales (millions of dollars)	$30.8	33.6
Finished production (MMSF)	61.0	75.9
Board sales (MMSF)	63.8	77.9
Sales price (per MSF)	$483	431

Average sales price increased 12 percent due to a change in product mix to include a greater percentage of thin board and to an increase in premium-grade production.

Income Taxes

The effective income tax rate was 40 percent for both 2007 and 2006 periods.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $18 million for the first half of 2007 compared to $19.7 million for the same period in 2006. Changes in operating working capital, other than cash and cash equivalents, provided cash of $.1 million in the 2007 period compared to $.4 million in 2006. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $9.3 million in the current-year period and $12 million a year ago. Capital expenditures by segment consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2007	2006
Woodlands	$3,172	2,243
Mills	1,477	4,840
Real Estate	4,629	5,034
Corporate	41	48

Capital expenditures	9,319	12,165
Non-cash land exchange	—	(147)

Capital expenditures requiring cash	$9,319	12,018

The net change in purchased stumpage inventory utilized in the Company’s sawmill operations required cash of $.3 million in 2007, compared to $1.3 million in 2006. The Company made advances to Del-Tin Fiber of $1.2 million during the current period, which decreased $.5 million from the corresponding period of 2006. The Company received $1.7 million in cash distributions from Del-Tin Fiber in 2007 and 2006, which offset the funds advanced. Deltic received proceeds from other investing activities of $1 million in 2007 and $1.4 million in 2006. During 2007, Deltic had no borrowings or repayments under its revolving credit facility. In 2006, there were debt repayments of $4.5 million. Deltic paid dividends on common stock of $1.9 million during the current period in 2007 and for the same period in 2006. In 2007, proceeds from stock option exercises amounted to $.9 million, a decrease of $1 million when compared to 2006. In 2007, the beneficial tax effect of stock options exercised was $.3 million and $.5 million in 2006.

Financial Condition

Working capital totaled $19.8 million at June 30, 2007, and $12.7 million at December 31, 2006. Deltic’s working capital ratio at June 30, 2007, was 2.26 to 1 compared to 2.15 to 1 at the end of 2006. Cash and cash equivalents at the end of the second quarter of 2007 were $20.6 million compared to $11.4 million at the end of 2006. During the first half of 2007 and 2006, total indebtedness of the Company was $70 million. Deltic’s long-term debt to stockholders’ equity ratio was ..322 to 1 at June 30, 2007, compared to .337 to 1 at year-end 2006.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, in addition to expanding lumber production as market conditions allow, and developing real estate at Chenal Valley and Red Oak Ridge.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. Since December of 2000, the Company has expended $2.1 million under this program, with the purchase of 96,206 shares at an average cost of $22.34 per share; no shares have been purchased thus far in 2007 under this program. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

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

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($21.3 million at June 30, 2007) of Del-Tin’s obligations under its credit agreement. This credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17.5 million, the production support agreement, and the one-year commitment being fully extinguished.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. In accordance with FIN 45, Deltic initially estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At June 30, 2007, Deltic’s remaining liability regarding the guarantee was $1.6 million.

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

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations as of June 30, 2007, by period, are presented in the following tables:

(Millions of dollars)	Total	During 2007	2008 to 2009	2010 to 2011	After 2011
Contractual cash payment obligations
Real estate development infrastructure	$3.1	.4	2.7	—	—
Long-term debt	70.0	—	10.0	13.3	46.7
Interest on debt[1]	29.8	2.2	8.4	6.7	12.5
Retirement plans	9.4	—	1.8	2.2	5.4
Other postretirement benefits	10.7	.3	.9	1.1	8.4
Other long-term liabilities	4.7	—	3.5	1.2	—

	$127.7	2.9	27.3	24.5	73.0

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$21.3	1.5	19.8	—	—
Timber cutting agreements	.6	.4	.2	—	—
Operating leases	.2	.1	.1	—
Letters of credit	.3	.1	2	—	—

	$22.4	2.1	20.3	—	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2006 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q. There have been no changes in these identified critical policies, nor have there been any initially adopted accounting policies having a material impact on reported financial results.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 1 to the consolidated financial statements.)

Outlook

Pine sawtimber harvest levels are expected to be 150,000 to 160,000 tons in the third quarter of 2007 and 550,000 to 575,000 tons for the year. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 60 to 70 million board feet for the third quarter and 250 to 275 million board feet for the year. Residential lot sales are projected to be 15 to 25 lots and 65 to 85 lots for the third quarter and the year, respectively.

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

Based on their evaluation as of June 30, 2007, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2006 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 through April 30, 2007	—	—	—	$7,851,000
May 1 through May 31, 2007	—	—	—	$7,851,000
June 1 through June 30, 2007	—	—	—	$7,851,000

[1]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. There is no stated expiration date regarding this authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Deltic Timber Corporation (“Deltic” or “the Company”) was held on April 24, 2007. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, its Board of Directors consists of three classes who hold office for staggered terms of three years. Set forth below is a listing of the directors elected at the April 24, 2007, annual meeting, the results of such election and the names of directors whose term of office continued after the meeting.

Director	Votes for	Votes Withheld
Randolph C. Coley	11,887,867	62,175
R. Hunter Pierson, Jr.	8,455,432	3,494,610
J. Thurston Roach	8,457,776	3,492,266
O. H. Darling Jr.	(Term expires in 2008)
Christoph Keller, III	(Term expires in 2008)
David L. Lemmon	(Term expires in 2008)
R. Madison Murphy	(Term expires in 2008)
Ray C. Dillon	(Term expires in 2009)
Robert C. Nolan	(Term expires in 2009)
Robert B. Tudor, III	(Term expires in 2009)

In addition to the election of three Class II directors at the April 24, 2007 annual meeting, stockholders were requested to ratify the prior appointment of KPMG LLP by the Board’s Audit Committee as Deltic’s independent auditors for 2007. Stockholders ratified the appointment of KPMG LLP by a vote of 11,369,740 shares in favor and 580,302 shares against or withheld.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.7	Amended and Restated Note Purchase Agreement (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated April 3, 2007).

10.21	First Amendment to Revolving Credit Agreement dated August 7, 2007 (incorporated by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K dated August 8, 2007).

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date: August 7, 2007
Ray C. Dillon, President and
Chief Executive Officer
(Principal Executive Officer)

	/s/ Kenneth D. Mann	Date: August 7, 2007
Kenneth D. Mann, Vice President,
Treasurer, and Chief Financial Officer
(Principal Financial Officer)

	/s/ Byrom L. Walker	Date: August 7, 2007
Byrom L. Walker, Controller
(Principal Accounting Officer)