Form 10-Q
period 2007-09-30
DELTIC TIMBER CORP
filed 2007-11-07
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares of Common Stock, $.01 Par Value, outstanding at September 30, 2007, was 12,490,246.

TABLE OF CONTENTS—THIRD QUARTER 2007 FORM 10-Q REPORT

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	(Unaudited) September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$19,033	11,359
Trade accounts receivable	2,556	4,202
Allowance for doubtful accounts	(44)	(55)
Other receivables	1,740	772
Inventories	6,021	5,124
Prepaid expenses and other current assets	4,527	2,397

Total current assets	33,833	23,799

Investment in real estate held for development and sale	46,015	44,255
Investment in Del-Tin Fiber	6,158	5,250
Other investments and noncurrent receivables	2,319	1,767
Timber and timberlands—net	208,309	207,637
Property, plant, and equipment—net	38,826	40,925
Deferred charges and other assets	1,364	633

Total assets	$336,824	324,266

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$6,895	3,882
Accrued taxes other than income taxes	1,337	1,693
Income taxes payable	930	—
Deferred revenues and other accrued liabilities	7,922	5,514

Total current liabilities	17,084	11,089

Long-term debt	71,000	70,000
Deferred tax liabilities—net	4,624	4,178
Guarantee of indebtedness of Del-Tin Fiber	1,380	1,898
Other noncurrent liabilities	24,873	29,620
Stockholders’ equity
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	75,780	73,999
Retained earnings	154,553	147,406
Treasury stock	(7,478)	(8,932)
Accumulated other comprehensive income	(5,120)	(5,120)

Total stockholders’ equity	217,863	207,481

Total liabilities and stockholders’ equity	$336,824	324,266

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$25,528	43,698	103,810	126,354

Costs and expenses
Cost of sales	18,223	27,981	64,986	83,399
Depreciation, amortization, and cost of fee timber harvested	3,370	3,399	10,624	10,454
General and administrative expenses	3,169	3,288	11,436	11,205

Total costs and expenses	24,762	34,668	87,046	105,058

Operating income	766	9,030	16,764	21,296

Equity in Del-Tin Fiber	344	1,549	1,316	2,720
Interest income	301	102	690	243
Interest and other debt expense	(1,262)	(1,315)	(3,855)	(4,052)
Interest capitalized	192	317	497	848
Other income	85	79	290	226

Income before income taxes	426	9,762	15,702	21,281

Income taxes	(181)	(3,373)	(6,270)	(7,940)

Net income	$245	6,389	9,432	13,341

Earnings per common share
Basic	$.02	.52	.76	1.08
Assuming dilution	.02	.51	.74	1.06

Dividends per common share
Paid	$.075	.075	.225	.225
Declared	—	.075	.225	.225

Average common shares outstanding (thousands)	12,488	12,406	12,477	12,392

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$9,432	13,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and cost of fee timber harvested	10,624	10,454
Deferred income taxes	1,071	(3,176)
Real estate costs recovered upon sale	4,785	8,750
Timberland costs recovered upon sale	151	62
Equity in Del-Tin Fiber	(1,316)	(2,720)
Stock-based compensation expense	1,825	901
Net increase in provisions for pension and other postretirement benefits	173	428
Net increase/(decrease) in deferred compensation for stock-based liabilities	(223)	310
Decrease in operating working capital other than cash and cash equivalents	3,507	11,975
Other—net	(5,349)	2,886

Net cash provided by operating activities	24,680	43,211

Investing activities
Capital expenditures requiring cash	(15,643)	(23,370)
Net change in purchased stumpage inventory	(1,628)	(983)
Advances to Del-Tin Fiber	(2,580)	(2,118)
Distributions from Del-Tin Fiber	2,470	2,950
Net change in cash held by trustee	(591)	—
Other—net	1,472	1,753

Net cash required by investing activities	(16,500)	(21,768)

Financing activities
Proceeds from borrowings	1,000	—
Repayments of notes payable and long-term debt	—	(4,524)
Common stock dividends paid	(2,808)	(2,790)
Proceeds from stock option exercises	997	1,880
Tax effect of stock options exercised	305	496

Net cash required by financing activities	(506)	(4,938)

Net increase in cash and cash equivalents	7,674	16,505
Cash and cash equivalents at January 1	11,359	1,637

Cash and cash equivalents at September 30	$19,033	18,142

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of period in 2007 and 2006	128	128

Capital in excess of par value
Balance at beginning of year	73,999	73,431
Exercise of stock options	142	315
Tax benefits on stock options	414	696
Amortization to expense	1,825	901
Transition to SFAS No. 123 (R)	—	(1,501)
Restricted stock awards	(681)	(528)
Restricted stock forfeitures	81	127

Balance at end of period	75,780	73,441

Retained earnings
Balance at beginning of year	147,406	138,333
Net income	9,432	13,341
Common stock dividends	(2,808)	(2,790)
Transition to FIN 48	523	—

Balance at end of period	154,553	148,884

Unamortized restricted stock awards
Balance at beginning of year	—	(1,879)
Transition to SFAS No. 123 (R)	—	1,879

Balance at end of period	—	—

Treasury stock
Balance at beginning of year – 388,682 and 499,372 shares, respectively	(8,932)	(11,367)
Shares purchased – no shares in 2007 and 7 in 2006	—	—
Forfeited restricted stock – 1,660 shares in 2007 and 2,324 in 2006	(81)	(127)
Shares issued for incentive plans – 66,709 and 94,089 shares, respectively	1,535	2,141

Balance at end of period – 323,633 and 407,614 shares, respectively	(7,478)	(9,353)

Accumulated other comprehensive income	(5,120)	(402)

Total stockholders’ equity	$217,863	212,698

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by Deltic Timber Corporation (the “Company” or “Deltic”). Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006. Preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly its financial position as of September 30, 2007, and the results of its operations and cash flows for the three months and nine months ended September 30, 2007 and 2006. These consolidated financial statements are not necessarily indicative of results to be expected for the full year.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This statement permits entities to choose to measure

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Accounting Policies (cont.)

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

In June 2007, the Emerging Issues Task Force of FASB reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. Issue No. 06-11 is effective for the tax benefit of dividends declared by the Company beginning January 1, 2008. The Company does not expect the adoption of Issue No. 06-11 to have a material effect on its consolidated financial statements.

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(In thousands)	September 30, 2007	December 31, 2006
Logs	$2,448	1,017
Lumber	3,192	3,588
Materials and supplies	381	519

	$6,021	5,124

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

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, the Company unconditionally guarantees the payment of 50 percent ($20,500,000 at September 30, 2007) of Del-Tin’s obligations under its credit agreement. The Company estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000. The Company is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At September 30, 2007, the Company’s unamortized balance related to the value of the guarantee was $1,380,000.

At September 30, 2007, and December 31, 2006, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $16,815,000 and $16,883,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin. The equity in earnings of Del-Tin recognized by the Company exceeds its ownership percentage of Del-Tin’s earnings because the difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 3 – Investment in Del-Tin Fiber (cont.)

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations consisted of the following:

Condensed Balance Sheet Information

(In thousands)	September 30, 2007	December 31, 2006
Current assets	$8,379	8,923
Property, plant, and equipment—net	83,946	85,393
Other noncurrent assets	139	285

Total assets	$92,464	94,601

Current liabilities	$11,519	10,836
Long-term debt	35,000	39,500
Members’ capital	45,945	44,265

Total liabilities and members’ capital	$92,464	94,601

Condensed Income Statement Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Net sales	$13,006	19,093	43,788	52,709

Cost and expenses
Cost of sales	10,194	12,556	33,931	37,785
Depreciation	1,262	1,790	4,241	4,750
General and administrative expenses	535	754	1,799	2,181

Total costs and expenses	11,991	15,100	39,971	44,716

Operating income	1,015	3,993	3,817	7,993

Interest income	11	27	42	65
Interest and other debt expense	(792)	(846)	(2,418)	(2,471)
Other income/(loss)	93	(75)	20	(146)

Net income	$327	3,099	1,461	5,441

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(In thousands)	September 30, 2007	December 31, 2006
Purchased stumpage inventory	$2,483	855
Timberlands	81,160	80,771
Fee timber	207,667	204,826
Logging facilities	1,987	1,862

	293,297	288,314

Less accumulated cost of fee timber harvested and facilities depreciation	(84,988)	(80,677)

	$208,309	207,637

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(In thousands)	September 30, 2007	December 31, 2006
Land	$125	125
Land improvements	4,799	4,536
Buildings and structures	9,672	9,641
Machinery and equipment	88,888	87,491

	103,484	101,793
Less accumulated depreciation	(64,658)	(60,868)

	$38,826	40,925

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 7 – Income Taxes

Upon the initial adoption of FIN 48, the Company recorded a net cumulative effect adjustment to retained earnings as of January 1, 2007 (which increased retained earnings by $523,000 as of such date) primarily related to certain previously recognized liabilities that did not meet the criteria for recognition upon adoption of FIN 48.

The Company evaluated its accelerated depreciation deductions for tax purposes and determined that a certain position would not meet the more-likely-than-not recognition threshold as defined by FIN 48. The Company had previously not recorded the related tax benefit for financial statement purposes until the statue of limitations expires for the applicable tax year. Prior to adoption of FIN 48, the Company had recorded $230,000 in long-term deferred tax liabilities. With the adoption of FIN 48, $146,000 of this amount was reclassed to other noncurrent liabilities and $84,000 to current tax liabilities. As of September 30, 2007, the Company recorded $118,000 of unrecognized tax benefits in other noncurrent liabilities and $60,000 in current tax liabilities.

The Company has taken a certain state income tax position associated with its real estate activities which represents approximately $633,000 of unrecognized tax benefit, net of federal, on the Company’s balance sheet at September 30, 2007. Prior to January 1, 2007, there was no financial statement impact due to utilization of certain net operating loss carry-forwards.

If the Company were to prevail on all unrecognized tax benefits recorded on its consolidated financial balance sheet, approximately $811,000 would benefit the effective tax rate.

The Company is no longer subject to federal and state income tax examination by tax authorities for years before 2004.

Based on (1) the expiration of statute of limitation, (2) the negotiated settlement of any disputed items, or (3) a jurisdiction’s administrative practices, it is reasonably possible that the related unrecognized tax benefit for tax positions previously taken may materially change within the next 12 months. The Company is unable to reasonably estimate the amount or range of the impact of such changes, if any, at this time.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Funded qualified retirement plan
Service cost	$261	241	782	722
Interest cost	322	288	966	864
Expected return on plan assets	(312)	(277)	(935)	(831)
Amortization of prior service cost	15	15	46	46
Recognized actuarial loss	51	60	151	180

Net retirement expense	$337	327	1,010	981

Unfunded nonqualified retirement plan
Service cost	$34	17	103	52
Interest cost	43	36	131	107
Amortization of prior service cost	(2)	(3)	(8)	(8)
Recognized actuarial loss	11	2	31	5

Net retirement expense	$86	52	257	156

Other postretirement benefits
Service cost	$114	138	342	413
Interest cost	112	131	336	394
Amortization of prior service cost	—	20	—	59
Amortization of plan amendment	(44)	—	(132)	—
Recognized actuarial loss	23	4	69	13

Other postretirement benefits expense	$205	293	615	879

The Company made contributions to its qualified plan of $1,474,000 during the first nine months of 2007. The Company anticipates making total contributions of $2,048,000 for the year 2007.

Effective January 1, 2007, the Company no longer offers prescription drug coverage under its other postretirement benefits plan to post-65 retirees.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 9 – Stock-Based Compensation

The Consolidated Statements of Income for the nine months ended September 30, 2007 and 2006, included $2,450,000 and $1,281,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.

Stock Options – A summary of stock options as of September 30, 2007, and changes during the nine-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	255,031	$33.25		—
Granted	25,344	53.01		—
Exercised	(37,133)	26.93		—
Forfeited/expired	(3,275)	38.79		—

Outstanding at September 30, 2007	239,967	36.24	5.3	—

Exercisable at September 30, 2007	175,327	$31.45	4.2	—

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of September 30, 2007, and changes during the nine-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	48,522	$41.74
Granted	19,006	53.01
Vested	—
Forfeited	(778)	44.01

Nonvested at September 30, 2007	66,750	$46.36

As of September 30, 2007, there was $1,423,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.8 years. No restricted stock vested during the nine months ended September 30, 2007.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 9 – Stock-Based Compensation (cont.)

Performance Units – A summary of nonvested restricted stock performance units as of September 30, 2007, and changes during the nine months then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	36,999	$43.52
Granted	10,570	55.97
Vested	—	—
Forfeited	(882)	45.67

Nonvested at September 30, 2007	46,687	$52.21

As of September 30, 2007, there was $1,014,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 1.7 years. No restricted stock performance units vested during the nine months ended September 30, 2007.

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

On August 9, 2007, the Company experienced a fire in the planer section of its operating facility located in Waldo, Arkansas. Damage was extensive to this portion of the facility and operations at the facility have been temporarily suspended while repairs are made to the damaged area. Costs of repair or replacement of property and equipment and business interruption are covered under the terms of applicable insurance policies, subject to deductibles. As of September 30, 2007, the Company had not received any cash proceeds from its insurance carrier and recorded $1.7 million in other receivables related to repair of property and equipment, clean-up costs, continuing manufacturing expenses, and the basis of equipment destroyed at the facility. Insurance recoveries of $1.4 million were recorded as a reduction of continuing manufacturing expenses normally included in cost of sales. All property insurance proceeds are expected to be reinvested to fully restore the Waldo operations. The Company expects to be fully operational in November 2007.

At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 11 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share)	2007	2006	2007	2006
Net income	$245	6,389	9,432	13,341

Weighted average number of common shares used in basic EPS	12,488	12,406	12,477	12,392
Effect of dilutive stock options	55	61	58	76

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,543	12,467	12,535	12,468

Earnings per common share
Basic	$.02	.52	.76	1.08
Assuming dilution	.02	.51	.74	1.06

Note 12 – Supplemental Cash Flow Disclosures

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Nine Months Ended September 30,
(In thousands)	2007	2006
Trade accounts receivable, net	$1,636	1,183
Other receivables	(968)	352
Inventories	(897)	2,296
Prepaid expenses and other current assets	(2,179)	1,425
Trade accounts payable	2,879	1,933
Accrued taxes other than income taxes	(249)	114
Deferred revenues and other accrued liabilities	3,285	4,672

	$3,507	11,975

Additional supplemental information:

Interest paid, net of amounts capitalized	$2,619	2,548

Income taxes paid, net of refunds	$4,874	6,239

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 13 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Net sales
Woodlands	$8,564	8,571	29,880	30,764
Mills	16,787	22,619	63,227	84,371
Real Estate	4,134	17,855	26,094	29,305
Eliminations*	(3,957)	(5,347)	(15,391)	(18,086)

	$25,528	43,698	103,810	126,354

Income/(loss) before income taxes
Operating income
Woodlands	$4,874	4,591	18,910	19,611
Mills	(878)	(3,416)	(3,544)	(2,043)
Real Estate	82	10,764	12,656	12,899
Corporate	(2,902)	(3,013)	(10,617)	(9,733)
Eliminations	(410)	104	(641)	562

	766	9,030	16,764	21,296

Equity in Del-Tin Fiber	344	1,549	1,316	2,720
Interest income	301	102	690	243
Interest and other debt expense	(1,262)	(1,315)	(3,855)	(4,052)
Interest capitalized	192	317	497	848
Other income	85	79	290	226

	$426	9,762	15,702	21,281

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,328	1,631	4,544	5,001
Mills	1,877	1,729	5,558	5,037
Real Estate	145	147	437	439
Corporate	20	(108)	85	(23)

	$3,370	3,399	10,624	10,454

Capital expenditures
Woodlands	$841	826	4,013	3,069
Mills	1,405	2,482	2,882	7,322
Real Estate	4,053	8,044	8,682	13,078
Corporate	25	—	66	48

	$6,324	11,352	15,643	23,517

*	Intersegment sales of timber from Woodlands to Mills

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $.2 million for the third quarter of 2007 compared to $6.3 million for the same period of 2006. Like other forest product companies, Deltic continues to be impacted by the depressed housing and softwood lumber markets. Deltic’s Woodlands segment provided $4.9 million operating income in the third quarter. The Company’s Mills segment recorded an operating loss of $.8 million in 2007’s third quarter. The Real Estate segment’s operations broke even during the third quarter. Deltic owns a 50 percent interest in Del-Tin Fiber L.L.C., and recorded related equity income of $.3 million for the third quarter of 2007.

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. The downward trend in new home sales began during the second half of 2005, and the level of housing starts continued to drop, reaching its slowest pace in more than 14 years in September 2007. Factors affecting this decline in the new housing market were higher mortgage rates, increased home inventory levels, and the impact of stricter lending practices due to sub-prime loans failing in the mortgage banking industry. The Company’s sales of real estate were affected by these factors, which helped to cause a reduction in residential lot sales as compared to the first nine months of 2006. The decline in the housing market has led in large part to a continued lower demand in the first nine months of 2007 for softwood lumber products. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its lumber products but will continue to focus on increasing efficiencies and reducing controllable manufacturing cost.

On August 9, 2007, the Company experienced a fire in the planer section of its operating facility located in Waldo, Arkansas. Damage was extensive to this portion of the facility and operations at the facility have been temporarily suspended while repairs are made to the damaged area. Costs of repair or replacement of property and equipment and business interruption are covered under the terms of applicable insurance policies, subject to deductibles. All property insurance proceeds are expected to be reinvested to fully restore the Waldo operations. The Company expects to be fully operational in November 2007.

For the third quarter of 2007, the pine sawtimber harvest level decreased 17,571 tons to 104,065 and sales price declined from $44 to $39 per ton when compared to the third quarter of 2006. Since the Company’s mills are the primary consumer of company timber, a fire at the Waldo Mill impacted the timing of the pine sawtimber harvest in that region. The Company expects the Mill to resume production in November, which will allow Deltic to resume harvesting in conjunction with the Mill startup. Deltic plans to keep 2007’s total pine sawtimber harvest volume comparable to the harvest level in 2006, and will continue to manage the timberlands on a sustainable-yield basis. Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the health of the markets for manufactured lumber and other wood products. The Company harvested 105,999 tons of pine pulpwood during the third quarter of 2007, compared to 120,288 tons from the same period in 2006. The average sales price was $13 per ton, an 86 percent increase from $7 for the third quarter of 2006. Deltic recorded an increase in pine pulpwood revenues of $.5 million when compared to the third quarter of 2006. The increased demand and prices for pulpwood has been attributed in part to reduced production of residual wood chips from area sawmills due to production curtailments caused by the depressed lumber market, and to the impact of wet weather conditions on pulpwood harvesting activity in the Company’s operating region during the first half of 2007. The Company also sold approximately 360 acres of non-strategic timberland for $1,964 per acre during the third quarter of 2007 versus no acres sold during the same period of 2006.

As reported during the past several quarters, advances in technology and increased pricing levels for natural gas have resulted in the viability of expanded natural gas exploration within the state of Arkansas. One area known as the “Fayetteville Shale Play”, an unconventional natural gas reservoir, is spread across multiple central Arkansas counties. Deltic has leased approximately 26,000 net mineral acres in this area to various exploration enterprises and has received applicable lease bonus payments in addition to the possibility of future royalty income should production be established. The Company continues to evaluate additional leasing requests within the Fayetteville Shale Play, although future leasing will probably not be significant unless the defined boundary of the Play expands. The ultimate benefit to Deltic from these mineral leases is contingent on the successful extraction and sale of natural gas from the area.

The Mills segment reported an operating loss of $.8 million in the third quarter of 2007 compared to a loss of $3.5 million in 2006. The average sales price for lumber in the third quarter of 2007 increased $10 per thousand board feet (“MBF”), or three percent, to $304 per MBF compared to $294 per MBF for the same period of 2006. Lumber sales volumes declined in the third quarter of 2007 by 28 percent from the third quarter of 2006 to 45.6 million board feet. This reduction was primarily caused by the Waldo Mill being temporarily shut down for the fire related repairs, even though the Company continued to sell lumber from existing finished inventory. The Company expects to resume production in November. Operating efficiencies at the Ola Mill improved significantly during the third quarter of 2007 when compared to the same period of 2006, which reduced average cost per MBF of lumber produced. As with any commodity market, Deltic expects the historical volatility of lumber prices to continue in the future. The Company continues to anticipate a significant percentage of logs supplied to both of its sawmills to come from strategically located Company fee timber lands.

The Real Estate segment closed the sale of 24 residential lots during the third quarter versus 23 lots for the same quarter in 2006. The average sales price per lot declined 20 percent, to $83,900, when compared to the same quarter last year. The reported average sales price for residential lots for a specific period is dependent upon the mix of lot sales. Deltic’s lot development plans provide for a mix of lot offerings that represent most real estate market segments for planned communities. Due to the current pace of new home starts and the current sufficient lot inventory, there are no significant capital expenditures planned for residential lot development for the remainder of 2007. The Company sold 22 lots within the Chenal Valley development in the third quarter of 2007 versus 10 during the same period of 2006. In Deltic’s other two developments, Red Oak Ridge and Chenal Downs, two lots were sold during the third quarter of 2007 compared to 13 lots in the same period of 2006. Chenal Downs is fully developed and Deltic does not plan to develop any additional lots within Red Oak Ridge for the remainder of 2007. Future annual development activity will depend on the demand for the Company’s residential lots. There were no commercial sales for the third quarter of 2007, while commercial sales of approximately 53 acres at $246,300 per acre occurred in the third quarter of 2006. Although there were no sales of commercial real estate in the third quarter of 2007, interest in Deltic’s commercial real estate, especially for multifamily use, remains strong.

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

Operating results for Del-Tin Fiber L.L.C. are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. Del-Tin experienced a reduction in operational income during the first nine months of 2007 because of decreased production due to uncertain market conditions for traditional products and available supply of fiber. These unfavorable factors combined with increased raw material wood chip cost negatively impacted the financial performance at Del-Tin Fiber in 2007 when compared to 2006. With regard to the Company’s equity position in Del-Tin, these decreases were partially offset by the reduction in depreciation expense related to the add-back per thousand square feet (“MSF”) due to the impairment taken by the Company in 2002 which was not recorded by Del-Tin. The difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary.

Results of Operations

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended September 30, 2007 and 2006. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Quarter Ended September 30,
(In millions, except per share amounts)	2007	2006
Net sales
Woodlands	$8.6	8.6
Mills	16.8	22.6
Real Estate	4.1	17.9
Eliminations	(4.0)	(5.4)

Net sales	$25.5	43.7

Operating income/(loss) and net income
Woodlands	$4.9	4.6
Mills	(.8)	(3.5)
Real Estate	—	10.8
Corporate	(2.9)	(3.0)
Eliminations	(.4)	.1

Operating income	.8	9.0

Equity in Del-Tin Fiber	.3	1.5
Interest income	.3	.1
Interest and other debt expense	(1.3)	(1.4)
Interest capitalized	.2	.3
Other income	.1	—
Income taxes	(.2)	(3.2)

Net income	$.2	6.3

Earnings per common share
Basic	$.02	.52
Assuming dilution	.02	.51

Consolidated

The $6.1 million decrease in net income was primarily the result of decreased operating income from the Real Estate segment caused by no sales of commercial real estate acreage, and decreased equity income from Del-Tin Fiber L.L.C., which were partially offset by improved results from the Mills segment due to a $10 per MBF increased sales price and improved operating efficiencies at the Ola Mill.

Operating income decreased $8.2 million. The decline in operating results was due primarily to the decrease in operating income from the Real Estate segment, which was partially offset by improvements in the Mills segment.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended September 30,
	2007	2006
Net sales (in millions)
Pine sawtimber	$4.0	5.3
Pine pulpwood	1.4	.9
Hardwood sawtimber	.2	.3
Hardwood pulpwood	.3	.2

Sales volume (in thousands of tons)
Pine sawtimber	104.1	121.6
Pine pulpwood	106.0	120.3
Hardwood sawtimber	6.6	8.2
Hardwood pulpwood	27.6	35.3

Sales price (per ton)
Pine sawtimber	$39	44
Pine pulpwood	13	7
Hardwood sawtimber	32	32
Hardwood pulpwood	10	5

Timberland
Net sales (in millions)	$.7	—
Sales volume (acres)	360	—
Sales price (per acre)	$1,964	—

Net sales were the same for the third quarter 2007 and 2006. Sales of pine sawtimber decreased $1.3 million due to a 14 percent lower sales volume at a lower sales price per ton of $39, as compared to $44 per ton in 2006, an 11 percent decrease. Sales of pine pulpwood increased $.5 million due in large part to an 86 percent increase in the average sales price of pulpwood at $13 per ton. The Company sold 360 acres of non-strategic timberland at $1,964 per acre in the third quarter of 2007 versus no sales for the same period of 2006. The Company recognized a net margin of $.6 million from these timberland sales. There was a $.3 million increase in income from well site damages, water usage, and seismic permits in the third quarter of 2007 versus the same period in 2006. Cull timber removal expense increased $.3 million in the third quarter of 2007 when compared to the third quarter of 2006. In 2006, the majority of the cull timber removal program was delayed until the fourth quarter due to a shortage of qualified application contractors.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended September 30,
	2007	2006
Net sales (in millions)
Lumber	$13.8	18.6
Residual by-products	2.2	3.0

Lumber
Finished production (MMBF)	41.3	59.8
Sales volume (MMBF)	45.6	63.2
Sales price (per MBF)	$304	294

Net sales decreased $5.8 million, or 26 percent, due primarily to lower lumber sales volume caused by a temporary suspension of production at the Waldo Mill due to a fire. The reduction in the Mills segment’s operating loss was partially due to a $10 per MBF higher average lumber sales price. Improved operating efficiencies and a lower average production cost per MBF at the Ola Mill provided additional benefits during the period.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended September 30,
	2007	2006
Net sales (in millions)
Residential Lots	$2.0	2.4
Commercial acreage	—	13.0
Chenal Country Club	2.0	1.8

Sales volume
Residential lots	24	23
Commercial acres	—	52.81

Average sales price (in thousands)
Residential lots	$84	104
Commercial acres	—	246

Net sales decreased $13.8 million due primarily to decreased sales of commercial real estate and a lower average sales price per lot sold due to sales mix. The decrease in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The decrease in operating expense for Corporate functions of $.1 million was due to decreased general and administrative expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $1.4 million to $4 million. The decrease was due to a reduced volume of logs coming into Deltic sawmills from its fee timberlands resulting from a temporary suspension of production at the Waldo Mill due to a fire, as well as a decreased transfer price from the Woodlands segment. Transfer prices are approximately that of market, which were lower than the same quarter last year. There was a $.5 million decrease in operating income in the current quarter of 2007 caused by higher intersegment log inventories in the Mills segment when compared to the same period of 2006.

Equity in Del-Tin Fiber

For the third quarter of 2007, Deltic’s equity in Del-Tin Fiber was $.3 million compared to $1.5 million for the same period of 2006. This reduction in the third quarter of 2007 when compared to 2006 was due to lower average sales prices, decreased production related to uncertain market conditions, and the available supply of fiber. Del-Tin also encountered higher raw material chip cost which impacted operating income.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended September 30,
	2007	2006
Net sales (in millions)	$13.0	19.1
Finished production (MMSF)	27.2	38.7
Board sales (MMSF)	26.6	38.4
Sales price (per MSF)	$489	497

Income Taxes

The effective income tax rate was 42 percent during the third quarter of 2007 while the rate was 35 percent for the same period of 2006. The decrease was due to higher effective rates for Federal income taxes during 2007.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

In the following tables, Deltic’s net sales and results of operations are presented for the nine-month periods ended September 30, 2007 and 2006. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Nine Months Ended September 30,
(In millions, except per share amounts)	2007	2006
Net sales
Woodlands	$29.9	30.8
Mills	63.2	84.4
Real Estate	26.1	29.3
Eliminations	(15.4)	(18.1)

Net sales	$103.8	126.4

	Nine Months Ended September 30,
(In millions, except per share amounts)	2007	2006
Operating income/(loss) and net income
Woodlands	$18.9	19.6
Mills	(3.5)	(2.1)
Real Estate	12.6	12.9
Corporate	(10.6)	(9.7)
Eliminations	(.6)	.6

Operating income	16.8	21.3

Equity in Del-Tin Fiber	1.3	2.7
Interest income	.7	.2
Interest and other debt expense	(3.9)	(4.0)
Interest capitalized	.5	.8
Other income/(expense)	.3	.2
Income taxes	(6.3)	(7.9)

Net income	$9.4	13.3

Earnings per common share
Basic	$0.76	1.08
Assuming dilution	0.74	1.06

Consolidated

The $3.9 million decrease in net income was the result of decreased operating income from Deltic’s Woodlands, Mills, and Real Estate segments, increased Corporate operating expenses, decreased related equity income from Del-Tin Fiber L.L.C., and increased intersegment eliminations of intercompany profit for pine sawtimber’s transfer price of logs caused by higher log inventories in the Mills segment due to a temporary suspension of production at the Waldo sawmill caused by a fire.

Operating income decreased $4.5 million. The Woodlands segment decreased $.7 million due mainly to a decreased pine sawtimber harvest level and a decreased average per ton sales price, which was partially offset by increased harvest of pine pulpwood at a higher per-ton price, combined with higher hardwood revenues, lease income, and revenues from well site damage, water usage, and seismic permits. The Mills segment decreased $1.4 million primarily due to a lower sales volume and average sales price per MBF, which was partially offset by a lower manufacturing cost per MBF. Corporate operating expenses increased $.9 million due to higher general and administrative expenses. Intersegment eliminations increased in 2007 because of higher raw material log inventories at the Company’s sawmills when compared to the nine month period a year ago.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Nine Months Ended September 30,
	2007	2006
Net sales (in millions)
Pine sawtimber	$17.8	22.4
Pine pulpwood	4.8	2.4
Hardwood sawtimber	.3	.4
Hardwood pulpwood	.5	.4

	Nine Months Ended September 30,
	2007	2006
Sales volume (in thousands of tons)
Pine sawtimber	437.3	489.4
Pine pulpwood	367.7	303.8
Hardwood sawtimber	8.5	12.1
Hardwood pulpwood	55.1	73.7

Sales price (per ton)
Pine sawtimber	$41	46
Pine pulpwood	13	8
Hardwood sawtimber	31	30
Hardwood pulpwood	9	5

Timberland
Net sales (in millions)	$.8	.2
Sales volume (acres)	424	160
Sales price (per acre)	$1,903	1,047

Total net sales decreased $.9 million in the nine months ended in 2007 when compared to the same period in 2006. The decrease was due primarily to a reduction in sales volume of pine sawtimber combined with a decrease in the average sales price per ton and a decrease in freight revenue for hauling to other mills. These decreases were partially offset by an increase in average pine pulpwood sales price and increased harvest volume, sales of timberland, lease income, and revenues for well site damages, water usage, and seismic permits. Operating income decreased $.7 million primarily as a result of the decreased net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Nine Months Ended September 30,
	2007	2006
Net sales (in millions)
Lumber	$51.4	70.9
Residual by-products	9.1	10.3

Lumber
Finished production (MMBF)	163.0	204.1
Sales volume (MMBF)	171.0	213.2
Sales price (per MBF)	$300	333

Total net sales decreased $21.2 million, due to the segment’s 10 percent lower average lumber sales price and 20 percent decrease in sales volume, which were primarily related to the Company’s Waldo Mill temporarily ceasing operations due to an August fire. Total operating loss for the Mills increased $1.4 million due to the impact of lower sales volume and sales price per MBF, which were partially offset by a lower average production cost per MBF.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Nine Months Ended September 30,
	2007	2006
Net sales (in millions)
Residential lots	$5.2	9.1
Commercial acres	6.3	13.0
Undeveloped acreage	8.2	—
Chenal Country Club	5.6	5.1

Sales volume
Residential lots	58	82
Commercial acres	25.99	52.81
Undeveloped acreage	680.06	—

Average sales price (in thousands)
Residential lots	$89	111
Commercial acres	241	246
Undeveloped acreage	12	—

Total net sales decreased $3.2 million, or 11 percent, due to decreased sales of commercial acreage and decreased sales of residential lots at a lower average per lot sales price, which were partially offset by increased undeveloped real estate sales. The number of residential lots sold during the first nine months in 2007 decreased by 24 lots, or 29 percent, compared to the same period in 2006. The average sales price per lot decreased by 20 percent due to sales mix. The decrease in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $.9 million was due primarily to increased general and administrative expenses resulting from accrued payroll taxes on stock-based awards and a one-time charge associated with the retirement of a Company officer.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $2.7 million to $15.4 million. The decrease was due to decreases in both volume and price of logs coming into Deltic’s sawmills from its fee timberlands. Logs supplied by the Woodlands segment to the Company’s sawmills were transferred at prices that approximate market. Operating income was reduced $1.2 million because of higher intersegment eliminations of intercompany profit related to increased log inventories in the Mills segment due to a fire at the Waldo sawmill.

Equity in Del-Tin Fiber

For the first nine months of 2007, equity in Del-Tin Fiber was $1.3 million, a decline of $1.4 million from the same period last year. Del-Tin experienced a reduction in operating income during the first nine months of 2007 because of decreased production related to uncertain market conditions for traditional product, and available fiber supply.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Nine Months Ended September 30,
	2007	2006
Net sales (in millions)	$43.8	52.7
Finished production (MMSF)	88.2	114.6
Board sales (MMSF)	90.4	116.3
Sales price (per MSF)	$485	453

Average sales price increased seven percent due to a change in product mix to include a greater percentage of thin board and to an increase in premium-grade production.

Income Taxes

The effective income tax rate was 40 percent for the first nine months of 2007 compared to 37 percent for the same period of 2006. The increase was due to higher effective rates for Federal income taxes during 2007.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $24.7 million for the first nine months of 2007 compared to $43.2 million for the same period in 2006. Changes in operating working capital, other than cash and cash equivalents, provided cash of $3.5 million in the 2007 period compared to $12 million in 2006. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $15.6 million in the current-year period as compared to $23.4 million a year ago. Capital expenditures by segment consisted of the following:

	Nine Months Ended September 30,
(In thousands)	2007	2006
Woodlands	$4,013	3,069
Mills	2,882	7,322
Real Estate	8,682	13,078
Corporate	66	48

Capital expenditures	15,643	23,517
Non-cash land exchange	—	(147)

Capital expenditures requiring cash	$15,643	23,370

The net change in purchased stumpage inventory utilized in the Company’s sawmill operations required cash of $1.6 million in 2007, compared to $1 million in 2006. The Company made advances to Del-Tin Fiber of $2.6 million during the current period, which was $.5 million higher than the corresponding period in 2006. The Company received $2.5 million in cash distributions from Del-Tin Fiber in 2007 compared to $3 million in 2006. There was a $.6 million increase in the amount on deposit with trustees for like-kind exchanges in 2007 when compared to 2006. Deltic received proceeds from other investing activities, primarily membership initiation fees from Chenal Country Club, of $1.5 million in 2007 and $1.8 million in 2006. During 2007, Deltic had borrowings of $1 million and no repayments under its revolving credit facility. In 2006, there were debt repayments of $4.5 million. The Company paid dividends on common stock of $2.8 million during the current period in 2007, which was the same in 2006. In 2007, proceeds from stock option exercises amounted to $1 million, a decrease of $.9 million when compared to 2006. In 2007, the beneficial tax effect of stock options exercised was $.3 million and $.5 million in 2006.

Financial Condition

Working capital totaled $16.8 million as of September 30, 2007, compared to $12.7 million at December 31, 2006. Deltic’s working capital ratio as of September 30, 2007 was 1.98 to 1 compared to 2.15 to 1 at the end of 2006. Cash and cash equivalents at the end of the third quarter of 2007 were $19 million compared to $11.4 million at the end of 2006. Total indebtedness of the Company was $71 million at September 30, 2007, as compared to $70 million at the end of 2006. Deltic’s long-term debt to stockholders’ equity ratio was .326 to 1 at September 30, 2007, compared to .337 to 1 at the end of 2006.

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

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

Prior to August 26, 2004, the Company had agreed to a contingent equity contribution agreement with Del-Tin Fiber and a group of banks from whom Del-Tin Fiber had obtained its $89 million credit facility. Under this agreement, Deltic and the other 50 percent owner of the joint venture had agreed to fund any deficiency in contributions to either Del-Tin Fiber’s required sinking fund or debt service reserve, up to a cumulative total of $17.5 million for each owner. In addition, each owner had committed to a production support agreement, under which each owner had agreed to make support obligation payments to Del-Tin Fiber to provide, on the occurrence of certain events, additional funds for payment of debt service until the plant was able to successfully complete a minimum production test. Both owners had also agreed, in a series of one-year term commitments, to fund any operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements.

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its

$89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which will be repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($20.5 million as of September 30, 2007) of Del-Tin’s obligations under its credit agreement. This credit agreement of Del-Tin Fiber fully replaces Del-Tin Fiber’s prior credit facility, resulting in Deltic’s previous contingent equity contribution agreement of $17.5 million, the production support agreement, and the one-year commitment being fully extinguished.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. In accordance with FIN 45, Deltic initially estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. As of September 30, 2007, Deltic’s remaining liability regarding the guarantee was $1.4 million.

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

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations as of September 30, 2007, by period, are presented in the following tables:

(In millions)	Total	During 2007	2008 to 2009	2010 to 2011	After 2011
Contractual cash payment obligations:
Real estate development infrastructure	$4.1	—	4.1	—	—
Long-term debt	71.0	—	10.0	13.3	47.7
Interest on debt[1]	28.6	1.1	8.4	6.7	12.4
Retirement plans	9.2	.1	1.5	2.2	5.4
Other postretirement benefits	10.9	.3	.9	1.1	8.6
Other long-term liabilities	4.8	—	3.6	1.2	—

	$128.6	1.5	28.5	24.5	74.1

(In millions)	Total	During 2007	2008 to 2009	2010 to 2011	After 2011
Other commercial commitment expirations:
Guarantee of indebtedness of Del-Tin Fiber	$20.5	.7	19.8	—	—
Timber cutting agreements	.8	.1	.7	—	—
Operating leases	.1	—	.1	—
Letters of credit	.3	—	.3	—	—

	$21.7	.8	20.9	—	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 110,000 to 140,000 tons in the fourth quarter of 2007 and 550,000 to 575,000 tons for the year. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 50 to 70 million board feet for the fourth quarter and 220 to 240 million board feet for the year. Residential lot sales are projected to be 12 to 22 lots for the fourth quarter and 70 to 80 lots for the year.

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

Based on their evaluation as of September 30, 2007, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2006 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 through July 31, 2007	—	—	—	$7,851,000
August 1 through August 31, 2007	—	—	—	$7,851,000
September 1 through September 30, 2007	—	—	—	$7,851,000

[1]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. There is no stated expiration date regarding this authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.7	Amended and Restated Note Purchase Agreement (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated April 3, 2007).

10.21	First Amendment to Revolving Credit Agreement dated August 7, 2007 (incorporated by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K dated August 8, 2007).

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date: November 6, 2007
Ray C. Dillon, President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Kenneth D. Mann	Date: November 6, 2007
Kenneth D. Mann, Vice President, Treasurer, and Chief Financial Officer
(Principal Financial Officer)

	/s/ Byrom L. Walker	Date: November 6, 2007
Byrom L. Walker, Controller
(Principal Accounting Officer)