Form 10-K
period 2007-12-31
DELTIC TIMBER CORP
filed 2008-03-10
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2007, was $349,890,240. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 15, 2008, was 12,395,761.

Documents incorporated by reference:

The Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 24, 2008.

TABLE OF CONTENTS - 2007 FORM 10-K REPORT

PART I

Item 1.	Business

Introduction

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 438,600 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). Deltic is a calendar-year company for both financial and income tax reporting.

The Company is organized into four segments: (1) Woodlands, which manages the Company’s timberlands; (2) Mills, which consists of Deltic’s two sawmills that manufacture a variety of softwood lumber products; (3) Real Estate, which includes the Company’s three active real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. (The Company currently does not allocate the cost of maintaining these support functions to its operating units.)

The Company’s timberlands consist primarily of Southern Pine, known in the industry as a type of “softwood”. Deltic considers its timberlands to be the Company’s most valuable asset and the harvest of stumpage to be its most significant source of income; accordingly, Deltic actively manages its timberlands to increase productivity and maximize the long-term value of these timber assets. The Company harvests timber from the timberlands in accordance with its harvest plans and sells such timber in the domestic market or converts it to lumber in its sawmills. Stumpage supplied to the Company’s sawmills is transferred at prices that approximate market. The Company implemented a timberland acquisition program in late 1996. Thus far, the Company has focused its acquisition program on timberland in its current operating area. The Company also initiated a program in 1999 to identify, for possible sale, non-strategic timberland and higher and better use lands.

The Company’s two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high standards for production quality with safety being one of the highest priorities. In addition, each mill is strategically located near significant portions of the Company’s timberlands. The mills can produce a variety of lumber products, including dimension lumber, boards, timbers, decking, and secondary manufacturing products, such as finger-jointed studs. These lumber products are sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the South and Midwest and are used mainly in residential construction, roof trusses, and laminated beams. Combined annual permitted capacity of the two mills at December 31, 2007, was 390 million board feet (“MMBF”). The Company’s total finished lumber production was 213 MMBF in 2007 compared to 253 MMBF in 2006 and 265 MMBF in 2005.

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, a premier planned community consisting of 4,700 acres of residential and commercial properties. The property is being developed in stages, and real estate sales to-date have consisted primarily of residential lots, which are sold to builders or individuals, and commercial sites. In addition to Chenal Valley, Deltic has developed Chenal Downs, a 400-acre development located just outside Chenal Valley, and is developing Red Oak Ridge, an 800-acre development in Hot Springs, Arkansas. During 2007, the Company and Central Arkansas Water entered into a full and complete settlement of a pending condemnation litigation involving 680 acres of undeveloped real estate within the watershed of Lake Maumelle in western Pulaski County, Arkansas. Approximately 640 acres were part of a planned development of the Company. (For additional information, See Note 21 – Commitments and Contingencies.)

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

Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company recognized losses in Del-Tin Fiber equal to the extent of these advances during 2003. For the year of 2003, such advances approximated the Company’s equity share of losses for the plant; accordingly, the investment in Del-Tin Fiber at December 31, 2003, was zero. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. In 2004 through 2007, the Company recorded its equity share of the operating results of the joint venture.

Forest Products Industry

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors, including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. The Mills segment has been affected by housing starts in the U.S. which declined to its lowest level in 16 years. Several factors influencing the decrease were stricter lending practices brought about by subprime loan failures, construction loan delinquencies that are causing lenders to tighten credit for new developments, increased home inventory levels, and economic concerns with the U.S. economy. Consequently, the high demand and pricing level for softwood lumber products experienced during 2004 and 2005 have steadily declined for the past two years.

Lumber prices have historically been, and will remain, volatile. Sawtimber prices have generally been more stable than lumber prices. Over the three years immediately preceding 2005, sawtimber prices remained relatively flat. However, during 2005, poor weather conditions and increased sawmill production levels resulted in increases in average sawtimber prices when compared to 2004. Sawtimber prices during 2006 remained comparable to 2005, but fell to pre-2005 levels during 2007.

The southern U.S., in which all of the Company’s operations are located, is a major timber and lumber producing region. There are an estimated 208 million acres of timberland in the region, of which approximately 132 million acres contain softwood, predominately Southern Pine. Unlike other major timber-producing areas in North America, most of this acreage is privately held. The estimated breakdown of ownership of softwood timberland in the southern U.S. is 87 percent private, five percent national forest, and eight percent other public. Although there can be no assurance, management anticipates that the southern U.S. timber resource will be subject to strong demand for the foreseeable future and also believes that the South will have a strategic advantage over other U.S. timber-producing regions due to regulatory, geographic, and other factors.

Woodlands

The Company owns approximately 438,600 acres of timberland, primarily in Arkansas and north Louisiana, stocked principally with Southern Pine. Management considers the timberlands to be Deltic’s most valuable asset and the harvest of this stumpage to be the Company’s most significant source of income.

The approximate breakdown of the Company’s timberland acreage at year-end 2007 consisted of the following:

Acres
Pine forest	192,000
Pine plantation	175,000
Hardwood forest	23,000
Other	48,600

Total	438,600

The Company’s timberlands are well diversified by age class. The timberland classified as pine forest is primarily managed on an all-aged basis and contains mature timber that is ready to be harvested over the next several years and includes stream-management zones. Pine plantations are primarily less than 30 years old, with the majority ranging in age from 5 to 25 years. At the age of 20 years, pine plantations begin building a significant amount of pine sawtimber tonnage.

Timber Inventory. The Company’s estimated standing timber inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of pine inventory is subject to periodic adjustments based on sample cruises and actual volumes harvested. The hardwood inventory shown in the following table is only an approximation; therefore, the physical quantity of such timber may vary significantly from this approximation. Estimated inventory of standing timber as of December 31, 2007, consisted of the following:

Estimated Volume (Tons)
Pine timber
Sawtimber	11,389,000
Pulpwood	4,770,000

Hardwood timber
Sawtimber	1,660,000
Pulpwood	950,000

The Company’s pine sawtimber is either used in its sawmills or sold to third parties. Products that can be manufactured from this resource include dimension lumber, boards, timbers, decking, and secondary products, used primarily in residential construction. Deltic’s hardwood sawtimber is sold to third parties and is primarily used in the production of railroad ties, flooring, and pallets. Pulpwood consists of logs with a diameter of less than nine inches. Both pine and hardwood pulpwood are sold to third parties for use primarily in the manufacture of paper.

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

Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, including higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. However, this process does not involve genetic engineering. The seedlings are planted in all-aged stands, or a site is completely replanted in the case of a final harvest of mature stands. During 2007, about 8,400 acres were planted, primarily using seedlings grown from seeds produced at the orchard facility, with another approximately 13,000 acres scheduled to be planted in 2008, as the Company continues to reforest understocked tracts. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission’s Best Management Practices. In addition, the Company has been certified under the Sustainable Forestry Initiative (“SFI”) program with regards to its timberland management practices.

The Company actively utilizes commercial thinning practices. Thinning operations consist of the selective removal of trees within a stand, usually a plantation, and improve overall productivity by enhancing the growth of the remaining trees while generating revenues.

The Company’s silviculture program is designed to control undesirable, competitive vegetation in its forests and to increase pine growth rates and reproduction. Deltic treated about 13,400 acres, 13,000 acres, and 15,000 acres under this program in 2007, 2006, and 2005, respectively.

Harvest Plans. Management views the timberlands as assets with substantial inherent value apart from the sawmills and intends to manage the timberlands on a basis that permits regeneration of the timberlands over time. The Company intends to continue to manage the timberlands on a sustainable-yield basis and has no plans to harvest timber on an ongoing basis at levels that would diminish its timber inventory. In 2007, the Company harvested 575,637 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest approximately 575,000 tons of pine sawtimber in 2008.

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

Wildlife Management. The Company has an active wildlife management program for its properties. Deltic leased approximately 420,000 and 422,000 acres to hunting clubs in 2007 and 2006, respectively. The Company’s wildlife biologist has conducted white-tailed deer management clinics throughout Arkansas. In addition, Deltic cooperates with federal, state, and private agencies in various wildlife studies. The Company also works with the Arkansas Game and Fish Commission to re-establish the black bear population in South Arkansas.

Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provided harvest planning, silvicultural improvements, and maintenance work for approximately 64,400 acres in 2007.

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

Deltic formed an acquisition team to implement its timberland acquisition program. Lands considered for purchase are evaluated based on location, site index, timber stocking, and growth potential. Approximately 125,000 acres of strategically located pine timberlands have been added since the inception of the program. Individual land purchases have ranged from three acres to 21,700 acres.

Land Sales. In 1999, the Company initiated a program to identify for possible sale non-strategic timberlands and higher and better use lands. Sales totaled 3,315 acres in 2001; 3,418 acres in 2002; 4,130 acres in 2003; 1,150 acres in 2004; 45 acres in 2005; 40 acres in 2006; and 893 acres in 2007.

Leasing. The Company also generates revenue from the leasing of hunting, oil and gas, and other rights on its timberlands. For the years ended 2007 and 2006, the Company had hunting lease revenues totaling $1,695,000 and $1,599,000, respectively. During 2007 and 2006, the Company had leased net mineral acres of approximately 37,600 and 30,700 acres, respectively, and recorded oil and gas lease revenues of $1,352,000 and $918,000, respectively.

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

Combined permitted annual production capacity of the two mills increased from 226 MMBF at year-end 1999 to 350 MMBF at year-end 2005 with a further increase to 390 MMBF at year-end 2006 following the completion of the majority of planned upgrades at both mills, and was unchanged at year-end 2007. The Company’s lumber output decreased during 2007, with production totaling 213 MMBF compared to 253 MMBF in 2006 and 265 MMBF in 2005. The decrease in 2007 was due primarily to a fire that occurred in the planer section at the Company’s Waldo Mill on August 9, 2007. The mill was shut down while repairs were made, but was fully operational in late October 2007. (For additional information, see Note 20 – Business Interruption and Involuntary Conversion.) With the softwood lumber market declining in 2006 and 2007, the Company also decided to curtail production, focus on increasing efficiencies, and reduce controllable manufacturing cost.

Capital Projects. Deltic has invested significant capital in its sawmills in recent years to increase production capacity and efficiency, decrease costs, and expand the product mix. Major capital projects completed at the Ola Mill over the past several years include: (1) installation of a curve-sawing gang and double-length infeed to improve log recovery, increase hourly output, and expand product mix; (2) the installation of an optimized edger system to increase lumber recovery; (3) replacement of the planer mill with a high-speed planer mill and automated sorting system to increase mill output; (4) construction of a small log processing system which allows for the efficient usage of small diameter logs, thus reducing average log costs; (5) addition of a boiler system and steam dry kilns to increase mill capacity and provide the capability to produce higher value lumber; (6) expansion of log storage capacity to enable increased production as market conditions improve; (7) redesign and rebuild of the sawmill primary breakdown processing equipment to improve the infeed of logs and overall flow of green lumber; (8) installation of a stick laying stacker to improve flow of lumber through the plant; and (9) gang control upgrade to improve operating efficiencies.

At the Waldo Mill, major capital projects completed over the past several years include: (1) installation of a curve-sawing gang to improve log recovery, increase hourly output, and expand product mix; (2) installation of a new edger and optimizer to improve recovery; (3) installation of a log optimization system to improve lumber recovery; (4) extension of the green lumber sorter to increase sawmill throughput; (5) addition of finger-jointing facilities which utilizes short-trim material that would normally be waste; (6) replacement of the planer that was destroyed by fire in August 2007; (7) installation of a second log debarker in order to further improve hourly throughput capability; (8) addition of a boiler and an upgrade of the lumber drying kilns to increase the mill’s lumber drying capacity; and (9) addition of an automatic stick-laying system and stacker/package maker.

Raw Materials. In 2007, the Company’s two sawmills processed 944,252 tons of logs, obtained from either the timberlands or purchased from public and private landowners. The timberlands supplied 58 percent, or 545,733 tons, of the mills’ raw material receipt requirements, while the mills obtained 90 percent of the 575,637 tons of pine sawtimber harvested from the timberlands.

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

In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement its own timber harvests from the timberlands. The Company has an active timber procurement function for each of its sawmills. As of December 31, 2007, the Company had under contract 152,403 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next two years. During 2007, the Company harvested third-party stumpage and purchased logs from third parties totaling 424,173 tons. Of this volume, purchases from the U.S. Forest Service represented ten percent. The balance of such purchased volume was acquired from private lands.

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

Real Estate

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Development activities began with the construction of Chenal Ridge, the initial, 85-lot neighborhood in Chenal Valley on the western edge of the Little Rock city limits as of 1985. Since that time the Company has been developing the remainder of Chenal Valley, a premier planned community, centered around two Robert Trent Jones, Jr. designed championship golf courses with approximately 4,700 acres of residential and commercial properties. The first golf course was completed in 1990. Construction of the second course began in 2001, and was opened for play in the summer of 2003. The property has been developed in stages, and real estate sales to date have consisted primarily of residential lots sold to builders or individuals and commercial tracts. In addition to Chenal Valley, Deltic has developed Chenal Downs, located just outside of Chenal Valley, and is developing Red Oak Ridge, in Hot Springs, Arkansas. Chenal Downs is a 400-acre equestrian development with controlled access, featuring secluded, five-acre lots. Red Oak Ridge, Deltic’s first development outside the Little Rock area, is an 800-acre upscale community designed for residential, resort, or retirement living. During 2007, the Company and Central Arkansas Water entered into a full and complete settlement of a pending condemnation litigation involving 680 acres of undeveloped real estate within the watershed of Lake Maumelle in western Pulaski County, Arkansas. Approximately 640 acres were part of a planned development of the Company. (For additional information See Note 21 – Commitments and Contingencies.)

Chenal Valley is a premier upscale residential and commercial development in the Little Rock real estate market. All developed acreage in Chenal Valley has been annexed by the City of Little Rock. Red Oak Ridge has been similarly annexed by the City of Hot Springs. Chenal Downs is located just outside the Little Rock city limits.

Residential Development. Lots were offered for sale in Chenal Valley during the second half of 1986 with closings beginning in 1987. As of December 31, 2007, 2,644 lots have been developed in 31 neighborhoods and 2,476 lots have been sold, with about 2,233 residences constructed or under construction. When fully developed, Chenal Valley will include approximately 4,600 residences.

However, the actual number of residences in Chenal Valley will depend on final land usages and lot densities. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acres to 2.25 acres, and lot price has ranged from $25,000 per lot to over $335,000 per lot.

The first phase of Chenal Downs was opened in December 1997, followed by a second phase in November 2000, with 61 of the 76 lots developed in the two phases sold by the end of 2007. Lot prices in Chenal Downs range from $89,000 to approximately $187,000. In Red Oak Ridge, the first two neighborhoods were offered for sale in 1998, with a third neighborhood offered in late 2005. These neighborhoods offer a choice of either estate-sized homesites, with many overlooking one of two Deltic-constructed lakes, or garden-home lots. As of the end of 2007, 72 of the 135 lots offered have been sold, and prices for lots currently offered range from about $30,000 to almost $183,000.

Commercial Development. Commercial development in Chenal Valley began with the construction of a Company-owned, 50,000-square-foot office building, which was sold during 2000. Commercial activity to-date has consisted of the sale of approximately 300 acres, including six acres in 2005, 55 acres in 2006, and 26 acres in 2007. Commercial property sales to-date have consisted of retail store locations, an office building constructed by the Company on a nine-acre site, multi-family residence sites, convenience store locations, a bank office building site, a site for a 38-acre open-air shopping center, and outparcels surrounding a retail center constructed and owned by the Company. Under current development plans, Chenal Valley will include approximately 800 acres of commercial property when fully developed.

In 2006, the Company sold approximately 38 acres to RED Development LLC for the development of “The Promenade at Chenal”, an upscale lifestyle shopping center. Construction of “The Promenade at Chenal” began in 2007 and is expected to be completed by late May 2008. This project is expected to further increase interest in the Company’s additional 135 acres of commercially-zoned property adjacent to the site.

The completion of construction of the initial section of Rahling Road, a major connector street to Chenal Parkway, in 1998 provided greater access to Chenal Valley’s commercial acreage. Located at the center of this commercial property is a Company-owned 35,000-square-foot retail center. The retail center was completed in early 2000 and offers retail space for lease. The center is surrounded by 16 outparcels, ranging in size from 0.2 to 1.8 acres. To-date, 11 of these outparcels have been sold.

No commercial acreage is included in Chenal Downs and Red Oak Ridge is planned to include a small amount of commercial property. The Company will begin to develop and offer commercial sites as population density increases.

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

Development Amenities. In connection with its Chenal Valley development, the Company developed Chenal Country Club, consisting of the earlier-described golf courses, a clubhouse, and related facilities for use by club members. Since its original construction, Deltic has undertaken substantial remodeling and expansion of the clubhouse as the club membership level has increased. In addition, the Company has built three community parks within the Chenal Valley development for the benefit of the residents of the currently developed residential areas.

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

Future Development. A number of factors have added significant value to the undeveloped portion of Chenal Valley. Such factors include: (1) the overall success of Chenal Valley as a residential development and its image as one of the premier developments in central Arkansas, (2) the continued westward growth of Little Rock, (3) the Company’s investment in infrastructure in the area, and (4) the established residential base which is now large enough to support commercial development. Management expects the undeveloped portion of Chenal Valley to provide growth and development opportunities in the future.

Chenal Downs has been fully developed, but development of Red Oak Ridge is in the early stages, consisting of the construction of two lakes as the core amenity, initial infrastructure placement, and the first three of several planned neighborhoods.

The Company owns approximately 57,000 mostly contiguous acres, the eastern border of which begins about two miles west of Chenal Valley. Continued development in the Highway 10 growth corridor of west Little Rock has significantly affected land values in the area, and is expected to create real estate development opportunities for much of this land.

Undeveloped Acreage. The success of Chenal Valley has increased the value of the Company’s undeveloped real estate surrounding and within the development. Sales of undeveloped real estate amounted to seven acres in 2005, zero acres in 2006, and 680 acres in 2007.

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

From the time production began at Del-Tin Fiber in 1998 until the fourth quarter of 2003, both operating and financial performances were below the expectations established at the time that the decision to construct the plant was made. As a result, on April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic’s management and Board of Directors completed its review of these strategic alternatives and announced the Company intended to exit the MDF business upon the earliest and most reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the joint-venture was based primarily upon the estimated cash flows from a sale of the Company’s interest during 2003 and resulted in a determination that the Company’s investment was impaired as of December 31, 2002. The investment was written off to zero.

Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company recognized losses in Del-Tin Fiber equal to the extent of these advances during 2003. For the year of 2003, such advances approximated the Company’s equity share of losses for the plant; accordingly, the investment in Del-Tin Fiber at December 31, 2003, was zero. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. From 2004 through 2007, the Company recorded its equity share of the operating results of the joint venture.

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

Production. The plant produced 117 MMSF of MDF in 2007 versus 147 MMSF of MDF in 2006 and 141 MMSF of MDF in 2005. Due to market conditions in 2007, plant production was reduced. Prior to 2003, start-up difficulties and operational problems with the plant’s press and heat energy system limited production to levels significantly below capacity. The problems with the press were corrected in mid-1999. As natural gas prices escalated during the last half of 2000, the decision was made in late January 2001 to temporarily suspend operations until the heat energy system could be modified. Following completion of a capital project to modify this system, the plant resumed operations in June 2001. Rectification of the heat energy system has enabled the plant’s operations to increase production levels closer to the plant’s capacity of 150 MMSF per year, as market conditions improved. In addition, manufacturing cost per thousand square feet has decreased, as certain variable costs of manufacturing have been lowered and fixed costs for the facility are being allocated to the increased production.

Raw Materials. The Del-Tin plant provides an additional outlet for wood chip production from the Waldo Mill. Pursuant to a fiber supply agreement whose current term is set to expire in 2008, the Company has agreed to sell, and Del-Tin Fiber to buy, a substantial amount of residual shavings and wood chips from the Waldo Mill. In addition, Del-Tin Fiber has an option to purchase residual wood chips from the Ola Mill. During 2007, 2006, and 2005, Deltic sold approximately $3,772,000, $3,939,000, and $3,868,000, respectively, of these lumber manufacturing by-products to Del-Tin Fiber.

Products and Competition

The Company’s principal forest products are timber, timberland, softwood lumber products (primarily finished lumber), residual wood products, and real estate.

Timber. Timber harvested from the timberlands is utilized by the Company’s sawmills or sold to third parties. The Company’s timber sales to third parties accounted for approximately six percent of consolidated net sales in 2005 and 2006, and eight percent in 2007.

The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood manufacturing facilities, and accessibility.

Land Sales. Timberland sold by the Company to third parties consists of both non-strategic timberland, including hardwood bottomland suitable for recreational use, and lands with potential for higher and better use, and amounted to less than one percent of consolidated net sales in 2005 and 2006 and one percent in 2007.

Lumber Products. The Company’s sawmills produce a wide variety of products, including dimension lumber, boards, timbers, decking, and secondary products such as finger-jointed studs. Lumber is sold primarily to wholesaler distributors, lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams. During 2005, 2006, and 2007, lumber sales as a percentage of consolidated net sales were approximately 60 percent, 56 percent, and 50 percent, respectively.

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

Residual Wood Products. The Company’s sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During 2005, 2006, and 2007, sales of these residual products accounted for nine percent, eight percent, and nine percent, respectively, of Deltic’s consolidated net sales. Wood chips are the primary source of residual sales and are typically sold to Del-Tin Fiber or to paper mills. In 2007, Deltic’s sawmills produced 271,725 tons of wood chips. The Company expects to continue to sell a significant portion of its wood chip production to Del-Tin Fiber for use in the production of MDF.

Real Estate. The Company develops and markets residential lots and commercial sites. Deltic generally provides the supporting infrastructure. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. The Company also sells undeveloped acreage. During 2005, 2006, and 2007, the sales of residential lots, commercial sites, and undeveloped acreage as a percentage of consolidated net sales were 15 percent, 17 percent, and 17 percent, respectively. The sale of commercial property can have a significant impact on the Company’s sales, but is unpredictable and irregular.

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

Business Segment Data

Information concerning net sales, operating income, and identifiable assets attributable to each of the Company’s business segments is set forth in Item 7, “Management’s Discussion and Analysis”; and Note 22 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of Part II of this report.

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

In addition, the federal “Endangered Species Act” protects species threatened with possible extinction and restricts timber harvesting activities on private and federal lands. Certain of the Company’s timberlands are subject to such restrictions due to the presence on the lands of the red-cockaded woodpecker, a species protected under the Act. There can be no assurance that the presence of this species or the discovery of other protected species will not subject the Company to future harvesting restrictions. However, based on the Company’s knowledge of its timberlands, the Company does not believe that its ability to harvest its timberlands will be materially adversely effected by the protection of endangered species.

Access to SEC Filings

The Company maintains an internet website at www.deltic.com. The Company makes available free of charge under the Investor Relations section of its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to any of those reports and other filings, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission.

Employees

As of January 31, 2008, the Company had 465 employees.

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

Limitations on the Company’s Ability to Harvest Timber

Revenues from the Company’s future operations will depend to a significant extent on its ability to harvest timber pursuant to its harvest plans from its 438,600 acres of timberlands (the “Timberlands”). Harvesting of the Timberlands may be affected by various natural factors, including damage by fire, insect infestation, disease, prolonged drought, severe weather conditions including ice storms and other causes. The effects of such natural disasters may be particularly damaging to young timber. To the extent possible, the Company implements measures to limit the risk of damage from such natural causes. The Company is a participant with state agencies and other timberland owners in cooperative fire fighting and fire surveillance programs. In addition, the Timberlands’ extensive system of access roads and the physical separation of various tracts provide some protection against fire damage. Nonetheless, one or more major fires on the Timberlands could adversely affect Deltic’s operating results. In addition, the Timberlands may also be affected by insect infestation, particularly by the southern pine beetle, and disease. Additionally, the Timberlands may be affected by severe weather conditions, especially ice storms, tornados, and heavy winds. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting the Timberlands will, in fact, be so limited. As is typical in the forest products industry, the Company does not maintain insurance coverage with respect to damage to the Timberlands. The Company does, however, maintain insurance for loss of logs due to fire and other occurrences following their receipt at the Company’s sawmills.

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

Del-Tin Fiber

Deltic owns 50 percent of the membership interest of Del-Tin Fiber, a joint venture to manufacture and market MDF. The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. From the time production began at Del-Tin Fiber until the fourth quarter of 2003, both operating and financial performances were below the expectations established at the time the decision to construct the plant was made. Contributions to Del-Tin Fiber by the Company through the third quarter of 2003 amounted to $60.7 million. The operating and financial performance of the joint venture improved significantly in 2004 through 2007 when compared to prior years. These advances were the result of price improvements in the MDF market, product mix, and the Company’s utilization of its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result, the impact of Del-Tin Fiber on the Company’s results of operations and cash flows was significantly reduced during the years of 2004 through 2007. Although the Company remains focused on the efficient operations of the facility, changes in MDF prices or disruptions in manufacturing operations at the plant could impact the Company’s results of operations and cash flows in future periods, as well as Deltic’s ability to exit the MDF business if desired in the future.

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

Dividend Policy

The Company currently intends to pay modest quarterly cash dividends. However, the Company anticipates that future earnings will, for the most part, be used to support operations and finance growth of the business. The payment of any dividends will be at the discretion of the Company’s Board of Directors (the “Company Board”). The declaration of dividends and the amount thereof will depend on a number of factors, including the Company’s financial condition, capital requirements, funds from operations, future business prospects, and such other factors as the Company Board may deem relevant, and no assurance can be given as to the timing or amount of any dividend payments.

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

The Company’s properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, purchased stumpage inventory, two sawmills, and land held for residential and commercial development and sale. As of December 31, 2007, the Company’s gross investment in timber and timberlands; gross property, plant, and equipment; and investment in real estate held for development and sale consisted of the following:

(Thousands of dollars)
Timberlands	$81,514
Fee timber and logging facilities	209,971
Purchased stumpage inventory	3,457
Real estate held for development and sale	46,048
Land and land improvements	4,953
Buildings and structures	9,932
Machinery and equipment	90,180

$446,055

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

None.

Executive Officers of the Registrant

The age (at January 1, 2008), present corporate office, and length of service in office of each of the Company’s executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

Ray C. Dillon - Age 52; President and Chief Executive Officer and a director of the Company effective July 1, 2003. Prior to joining the Company, Mr. Dillon was employed at Gaylord Container Corporation, where from April, 2000 through December, 2002, he was Executive Vice President, and preceding his election as Executive Vice President, he was Vice President, Primary Product Operations from April 1997.

Kenneth D. Mann - Age 48; Vice President, Treasurer and Chief Financial Officer, effective May 1, 2007. From September 1, 2004 to April 30, 2007, Mr. Mann was Controller. From September 1, 2002, to September 2004, Mr. Mann was Manager of Corporate Governance and Investor Relations. From January 1997 to September 2002, Mr. Mann was Assistant Controller.

Phillip A. Pesek - Age 51; Vice President, General Counsel, and Secretary effective October 22, 2007. Prior to joining the Company, Mr. Pesek was Vice President, General Counsel, and Secretary of Anthony Forest Products Company, and before that, worked in various legal roles for The Home Depot, Inc., Wal-Mart Stores, Inc., and Dillard’s, Inc.

Kent L. Streeter - Age 47; Vice President of Operations effective November 16, 2003. Prior to joining the Company, Mr. Streeter was Operations Manager of a large paper mill located in the Southeastern United States from January 1997, which has been owned since April 2002, by Temple-Inland, Inc. and prior to that by Gaylord Container Corporation.

David V. Meghreblian - Age 49; Vice President of Real Estate effective November 16, 2003. From May 2000 to November 2003, Mr. Meghreblian was Vice President of Operations for the Company. From November 1996 to April 2000, Mr. Meghreblian was General Manager of Planning and Investor Relations for Deltic. Prior to such time, Mr. Meghreblian was General Manager of Project Development, a position he held beginning in November 1995.

Byrom L. Walker - Age 46; Controller effective May 1, 2007. Mr. Walker had been Manager of Financial Reporting since he joined the Company in early 2006. Prior to joining the Company, Mr. Walker was Corporate Controller from 2004 for Teris, L.L.C., a division of Suez S.A.

Clefton D. Vaughan - Age 66; Vice President, Treasurer, and Chief Financial Officer effective January 1, 1997. From October 1994 to December 1996, Mr. Vaughan was Vice President of Murphy Oil Corporation, a position he also held from 1989 through October 1992. From October 1992 to October 1994, Mr. Vaughan was Vice President of Murphy Exploration & Production Company. Mr. Vaughan retired effective May 1, 2007.

W. Bayless Rowe - Age 55; Vice President, General Counsel, and Secretary effective May 1, 2000. From January 1, 1997 to April 2000, Mr. Rowe was General Counsel and Secretary for the Company. From 1988 to December 1996, Mr. Rowe was Secretary and General Attorney of Murphy Oil Corporation. Mr. Rowe retired effective November 1, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol DEL. The following table sets forth the high, low, and closing prices, along with the quarterly dividends declared, for each of the quarters indicated:

	Sales Prices[1]			Dividend per Common Share
	High	Low	Close[2]
2007
First Quarter	$56.60	46.15	47.96	.0750
Second Quarter	$57.87	47.03	54.82	.0750
Third Quarter	$62.83	50.91	56.92	.0750
Fourth Quarter	$59.83	45.46	51.49	.0750
2006
First Quarter	$60.60	50.01	60.60	.0750
Second Quarter	$60.99	51.99	56.37	.0750
Third Quarter	$56.87	45.20	47.66	.0750
Fourth Quarter	$56.28	47.02	55.78	.0750

[1]	Daily closing price.
[2]	At period end.

Common stock dividends were declared for each quarter during 2007 and 2006. As of January 31, 2008, there were approximately 1,154 stockholders of record of Deltic’s common stock.

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. There is no stated expiration dated regarding this authorization. During the first nine months of 2007, no shares were repurchased under this program. Information pertaining to this plan for the fourth quarter of 2007 is presented in the table below. On December 13, 2007, Deltic announced an expansion of its repurchase program by $25 million.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through
October 31, 2007	—	—	—	$7,851,000

November 1 through
November 30, 2007	53,021	48.92	52,906	$5,262,694

December 1 through
December 31, 2007	49,008	47.18	49,008	$27,950,461

Information regarding securities authorized for issuance under equity compensation plans required by this Item is contained in Item 12 of this Form 10-K and is incorporated herein by reference.

Item 6.	Selected Financial Data

The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2007:

(Thousands of dollars, except per share amounts)	2007	2006	2005	2004	2003
Results of Operations for the Year
Net sales	$128,255	153,112	168,350	142,017	134,915
Operating income	$19,959	18,721	26,257	23,155	23,857
Net income	$11,111	11,323	14,518	11,093	8,194
Comprehensive income	$14,638	11,621	14,128	11,205	8,070
Earnings per common share
Basic	$.89	.91	1.18	.92	.69
Assuming dilution	$.89	.89	1.17	.91	.69
Cash dividends declared per common share	$.30	.30	.275	.25	.25
Net cash provided/(required) by
Operating activities	$28,243	39,148	43,125	42,147	44,209
Investing activities	$(21,023)	(24,234)	(29,015)	(15,723)	(39,302)
Financing activities	$(7,906)	(5,192)	(13,332)	(27,252)	(4,277)
Percentage return on
Average stockholders’ equity	5.1	5.5	7.6	6.3	5.0
Average borrowed and invested capital	5.7	5.6	7.4	6.2	5.3
Average total assets	3.3	3.5	4.6	3.6	2.6
Capital Expenditures for the Year
Woodlands	$4,978	3,333	7,062	6,686	12,408
Mills	5,345	8,763	10,732	4,797	3,405
Real Estate	10,171	15,612	15,379	12,519	11,198
Corporate	74	59	74	165	211

	$20,568	27,767	33,247	24,167	27,222

Financial Condition at Year-End

Working capital	$7,285	12,710	7,027	6,481	7,501
Current ratio	1.46 to 1	2.15 to 1	1.57 to 1	1.73 to 1	2.08 to 1
Total assets	$328,744	324,266	316,327	307,580	313,350
Long-term debt	$66,667	70,000	74,500	85,724	115,056
Stockholders’ equity	$218,086	207,481	198,244	184,091	169,470
Long-term debt to stockholders’ equity ratio	.306 to 1	.337 to 1	.376 to 1	.466 to 1	.679 to 1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 438,600 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). Deltic is a calendar-year company for both financial and income tax reporting.

The Company is organized into four segments: (1) Woodlands, which manages the Company’s timberlands; (2) Mills, which consists of Deltic’s two sawmills that manufacture a variety of softwood lumber products; (3) Real Estate, which includes the Company’s real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. (The Company currently does not allocate the cost of maintaining these support functions to its operating units.)

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

The Company’s two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high standards for production quality with safety being one of its highest priorities. In addition, each mill is strategically located near significant portions of the Company’s timberlands. The mills produce a variety of lumber products, including dimension lumber, boards, timbers, and decking. These lumber products are sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the South and mid-western United States and are used mainly in residential construction, roof trusses, and laminated beams.

The Company’s real estate operations were started in 1985 to maximize the value of former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, a premier planned community consisting of 4,700 acres of residential and commercial properties. The property is being developed in stages, and real estate sales to date have consisted primarily of residential lots, which are sold to builders or individuals, and commercial sites. In addition to Chenal Valley, Deltic has developed Chenal Downs, a 400-acre development located just outside Chenal Valley, and is developing Red Oak Ridge, an 800-acre development in Hot Springs, Arkansas.

The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began in 1998. The plant is designed to have a rated annual production capacity of 150 million square feet (“MMSF”) of 3/4 inch MDF, making it one of the largest plants of its type in the world. MDF, which is used primarily in the furniture, flooring, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, pressed and held together by an adhesive bond.

Executive Overview

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors, including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. Given its relative size and the nature of most commodity markets, the Company has little or no influence over the market’s pricing levels for its wood products. Accordingly, the Company will continually seek to reduce controllable costs and expenses from its manufacturing processes. Sales of real estate are affected by general economic conditions and interest rates; specifically as such factors are manifested in the Company’s operating area of central Arkansas.

Significant accomplishments for the Company’s operating segments during the year of 2007 include: (1) the Woodlands segment maximized the income contribution realized from the harvest of pine pulpwood by achieving an average sales price per ton that was 60 percent higher than in 2006; (2) the Mills segment continued to improve operating efficiencies and reduced unit manufacturing costs, which contributed to this segment’s positive cash flow in 2007 despite depressed average sales realizations; (3) the Real Estate segment sold two commercial sites totaling approximately 26 acres for use as multifamily housing, one of which will be the first condominium project on the golf courses in Deltic’s Chenal Valley development, and (4) the sale of 680 acres of undeveloped real estate acreage to Central Arkansas Water, settling pending condemnation litigation.

The Woodlands segment continued its trend of steady contributions to earnings during the current year. The 2007 pine sawtimber harvest volume decreased slightly to 576,000 tons when compared to 2006’s volume of 580,000 tons, and the average sales price decreased 11 percent to $40 per ton. Despite the decline in the average pine sawtimber sales price, the segment’s 2007 overall operating income increased by $2.2 million. The improvement was primarily due to increased harvest volumes and a higher average per-ton sales price for pulpwood; increased sales of non-strategic hardwood bottomland; higher revenues from hunting and oil and gas leases, easements and rights-of-way; and increased other revenues resulting from the natural gas drilling activity occurring on the Company’s fee lands, including damages for acreage taken out of timber production for wellsite locations, fees for allowing seismic testing, and usage of water in the actual drilling of wells. Deltic expects the markets for residential housing and lumber to remain depressed through 2008; therefore, prices received for pine sawtimber harvested for this period are not expected to improve from current levels.

While lumber production levels within a region can influence pine sawtimber prices, lumber prices typically do not. Over the long-term, there is a fundamental correlation between the level of lumber prices and pine sawtimber prices. However, in the short-term, the geographical size differential between the lumber and pine sawtimber markets results in the two acting somewhat independently of each other. Pine sawtimber markets operate primarily within local or regional areas with sales being mainly to sawmills. These mills are subject to a relatively fixed level of demand for raw materials that is driven by the facilities’ required production levels. Changes in pricing levels within the lumber market typically do not have an immediate effect on the existing demand for raw materials in the short-term; therefore, the resulting impact on pine sawtimber prices will usually lag in timing and be less volatile than the market for lumber. This trend would typically also be true in the short-term during times of a depressed lumber market.

Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the size or existence of markets for manufactured lumber and other wood products. The Company plans to continue managing the harvest level of its forests on a sustainable-yield basis.

Timberland designated as higher and better use consists of tracts with market values that exceed the land’s worth as a timber growing platform. Deltic’s approximately 57,000-acre timberland holdings in the expanding westward growth corridor of Little Rock, Arkansas, is an example of such land. Non-strategic timberland is composed primarily of hardwood bottomland acreage not suitable for the growing of pine timber for which the demand by recreational users for hunting, etc. has increased in recent years or tracts too small to allow efficient timber management, those geographically isolated from other Company fee lands, or any other acreage not deemed strategic to Deltic’s operations or growth. Deltic sold approximately 893 acres of this non-strategic hardwood timberland during 2007. It has identified approximately 11,000 additional such acres; therefore, sales of these acres will continue in 2008 and beyond as the market is capable of absorbing.

In addition to pine and hardwood timber sales, revenues from hunting leases, mineral lease bonuses and royalties, and land easements, have historically provided additional income to Deltic’s Woodlands segment. Recent advances in technology and increased pricing levels have resulted in the economic viability of expanded natural gas exploration within the state of Arkansas. One current area of activity, known as the “Fayetteville Shale Play”, is an unconventional natural gas reservoir, ranging in depth from 1,300 feet to 6,500 feet, and is spread across multiple Arkansas counties. Deltic has leased approximately 31,700 acres in this area to various exploration enterprises and received applicable lease bonus payments and the possibility of future royalty income should production be established. The Company continues to evaluate additional leasing requests within the currently defined boundary of the Fayetteville Shale Play, although future leasing will probably not be significant within this boundary. The ultimate benefit to Deltic from these mineral leases remains speculative and unknown to the Company and is contingent on the successful extraction and sale of natural gas from the area.

For the Mills segment, the status of the lumber market and the resulting impact on the Company’s commodity softwood lumber products will continue to impact operating strategies and financial results. By the end of 2007, the seasonally adjusted annual rate of housing starts had reached its lowest level in 16 years. Several of the factors affecting this decline were stricter mortgage lending practices brought about by sub-prime loan failures, construction loan delinquencies that are causing lenders to tighten credit for new developments, increased home inventory levels, and economic concerns with the U.S. economy. Consequently, the high demand and pricing levels for softwood lumber products experienced during 2004 and 2005 have steadily declined for the past two years. The segment’s 2007 average lumber sales price declined nine percent when compared to 2006. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future. Many industry analysts are projecting that the market for new housing will continue to decline through the second quarter of 2008 and possibly the entire year. Other factors impacting future lumber prices include the level of production capacity utilized, decreased imports due the declining dollar, and the level of repair and remodeling activity.

Since commodity-based markets rarely benefit from real price growth, after inflation, Deltic has concentrated management’s attention, in regard to its manufacturing operations, on improving sales realizations through product and customer mix enhancements and improving production efficiencies and the cost structure at its lumber mills. The Company has achieved improved production efficiencies at both of its sawmills, largely as a result of an intensive capital upgrade program over the past three years. This improvement has been more significant at the Ola Mill, as the upgrade program there has focused on maximizing hourly productivity rates with the smaller log size available as raw material for the mill. In 2008, Deltic plans to install a new log bucking system at this sawmill, improving the log-to-lumber yield ratio there, and this addition will essentially complete the currently planned upgrade program for this facility.

On August 9, 2007 the Waldo Mill incurred a fire in its planer mill that destroyed the planer machine located there. Due to the inability to timely finish the rough lumber manufactured in the sawmill or store such lumber until a new planer machine could be manufactured and installed without incurring substantial quality downgrades, the Company elected to shut down the Waldo Mill until the fire-related repairs could be made. Such repairs were completed at the end of October, and the mill resumed production at hourly production rates at or above pre-fire levels. As a result of this three-month shutdown period, a decrease in the volume of finished lumber produced and sold for the year 2007 was reported by the Mills segment. This fire incident was fully insured by property damage and business interruption policies. Proceeds received from these coverages made the mill whole from a financial perspective.

Sales activity levels for the Company’s real estate developments are affected by economic conditions that influence the level of housing starts in the central Arkansas region, including general economic conditions, housing inventories, and stricter lending requirements for home buyers and builders. These conditions contributed to a decrease in the overall demand for residential lots in Chenal Valley, the largest of the Company’s three active developments, as evidenced by Chenal Valley’s 73 residential lot closings.

This was a reduction of 16 lots from 2006’s level of 89 residential lot closings. As of December 31, 2007, there were 161 developed lots in Chenal Valley uncommitted. The Company plans to develop 32 new lots during 2008 to maintain a specific mix of lot offerings. Ultimately, the impact to Deltic’s overall real estate business model from moderate fluctuations in the annual volumes of residential lot sales is deemed minimal in light of the Company’s continued focus on the long-term financial returns from the ultimate build-out of the Chenal Valley development. In Deltic’s other two active developments, Red Oak Ridge had sales of seven lots and Chenal Downs had one lot sale. Deltic has 60 developed lots in Red Oak Ridge and 15 in Chenal Downs uncommitted as of year-end 2007. While Chenal Downs is fully developed, Deltic plans to develop additional lots within Red Oak Ridge as demanded by market conditions. Actual future annual lot development levels will be dependent upon the demand for the Company’s residential lots.

The Real Estate segment’s average sales price for residential lots sold in 2007 was $89,500 which was a decrease of 14 percent when compared to 2006, due to the current-year sales mix. Deltic’s lot development plans provide for a mix of lot offerings that represent all real estate market segments for a planned community. Neighborhoods adjoining Chenal Country Club’s second 18-hole, championship golf course designed by Robert Trent Jones, Jr. represent the highest priced market segment in the Chenal Valley development. Average prices for non-golf course lots are lower and vary between neighborhoods depending on other factors such as lot size and location. The mix of lot offerings for any given year will be driven by lot inventory and expected demand.

During 2004, the Company disclosed plans for a 1,170-acre residential development on a portion of its land holdings located within the Highway 10 growth corridor west of Chenal Valley. A portion of the development would have been located within the watershed of Lake Maumelle, a principal source of drinking water for Little Rock. Even though the Company’s development plans incorporated the most modern and proven best management practices to create a low impact development fully protective of water quality in the lake, and the local water utility, Central Arkansas Water (“CAW”), had just commissioned preparation of a new comprehensive watershed management plan, the water utility nonetheless commenced an action in September 2005 to condemn approximately 680 acres of company land located within the watershed, including approximately 640 acres in the planned development. On March 28, 2007, the Company and CAW entered into a full and complete settlement of the condemnation. Pursuant to the terms of the settlement, the Company sold CAW 680 acres of land for $8.2 million, and CAW granted to the Company a 90-year option to repurchase the land for the same consideration should CAW determine the land is not needed for watershed protection or should CAW cease to utilize the land for such purpose.

Commercial real estate sales activity is by nature less predictable than residential activity. With the number of residents in Chenal Valley and other west Little Rock areas growing steadily, and momentum created from previous sales of commercial acreage in the development, interest in the Company’s remaining commercial acreage is increasing. The volume of commercial sales totaled approximately 26 acres in 2007 versus 54.9 acres in 2006. The average sales price per acre decreased slightly from $248,400 for 2006 to $240,600 for 2007. Future pricing trends for commercial real estate sales are difficult to predict and are influenced by multiple factors, which include intended use of the site, motivation of the purchaser, and property location and access. No commercial acreage is included in the Chenal Downs development. Red Oak Ridge includes a small amount of commercial property, depending on actual final land usages. The Company will begin to develop and offer commercial sites as this development’s population density increases.

Operating results for Del-Tin Fiber are affected primarily by the overall MDF market and plant operating performance. The largest market segment for MDF is furniture manufacturers. However, the furniture market continues to receive pressure from imports. The market for traditional MDF board began the year of 2007 seasonally strong and remained relatively stable when compared to the lumber market, as production volumes by producers remained in balance with consumption. The demand for thin board, used in store fixtures and laminated flooring, was strong for the entire year. Del-Tin continues to produce a significant percentage of this thin board in its product mix and its strategy is to develop and grow market share for this product. The demand for MDF in 2008 is expected to be slightly below that during 2007, but would increase with any recovery in the housing market.

Operationally, Del-Tin Fiber continued to make significant advances during 2007, with a focus on raising the plant’s uptime percentage and increasing the premium grade production percentage. However, the cost structure of the plant was significantly affected by increases for raw material wood fiber and resin glue used in the manufacturing process. The increase in wood fiber cost was due largely to a shortage of softwood residual wood chips as area lumber mills reduced production in reaction to lumber market conditions. As they reduced production levels, the volume of residual by-product chips produced decreased proportionately. Conversely, area paper mills, who are primary consumers for these chips, continued to operate at normal production levels. As a result of this supply/demand imbalance, available wood fiber brought premium prices for the entire year of 2007. Del-Tin Fiber had to compete with these paper mills for wood fiber for a significant portion of its raw material fiber needs, thus increasing its cost. In addition, Del-Tin Fiber obtains much of its wood fiber supply from residual chips produced at Deltic’s Waldo Mill. Therefore, for the three-month period that this sawmill was shut down due to the fire there, Del-Tin Fiber had to purchase an even larger volume of fiber in the open market at longer freight-haul distances. During 2007, the resin glue utilized to bond MDF in the manufacturing process increased significantly in price due to substantial price increases in methanol, which is a raw material used in the manufacture of the resin glue.

For 2008, wood fiber cost is expected to remain near current levels, while resin glue prices are projected to increase slightly. Manufacturers have been able to recover a portion of their raw materials cost through price increases. While this raised average sales realizations, producers have actually incurred a decrease in operating margins over the past 12 months. This environment is projected to result in additional closure of production capacity, which could further improve sales prices received. Del-Tin Fiber’s efforts will be concentrated on further improvements in its hourly productivity level and other plant operating efficiencies, while making additional reductions in the plant’s manufacturing cost structure where possible.

Significant Events

On August 7, 2007, Deltic amended its revolving credit agreement with SunTrust Bank and other banks whereby the unsecured and committed revolving credit facility was increased from $260 million to $300 million. An option to request an increase in the amount of aggregate revolving commitments from $300 million to $350 million was reinstated. The agreement, which was set to expire on September 9, 2010, was extended to September 9, 2012. The funds available through this agreement will enable the Company to take full advantage of value-added growth opportunities as they present themselves.

On March 30, 2007, the Company entered into an agreement with American AgCredit PCA to amend and restate the terms of the Company’s Series A Senior Notes (“Notes”) in the principal amount of $40 million. Under the new agreement, the Notes are due and payable December 18, 2016. Prior to the agreement, the Notes would have become due on December 18, 2008, pursuant to a Note Purchase Agreement effective December 18, 1998. The interest rate for the Notes remains the same as under the 1998 agreement (6.66 percent) through December 18, 2008, and after that date the rate will be reduced to 6.10 percent for the balance of the term of the Notes.

On April 6, 2004, RED Development LLC announced that it planned to purchase from Deltic a site within Chenal Valley for “The Promenade at Chenal”, an upscale lifestyle shopping center. After extensive efforts by both parties, the sale of 38 acres of commercial property was closed on September 27, 2006. Construction began on the shopping center in 2007 and is expected to be completed by late May 2008. The development of “The Promenade at Chenal” is strategic to Chenal Valley in that it is expected to further increase interest in the Company’s additional 135 acres of commercially-zoned property adjacent to the site.

On August 26, 2004, Del-Tin Fiber successfully refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions pursuant to which, $60 million of its $89 million industrial revenue bonds were redeemed. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million, which will be repayable over five years in equal quarterly installments that began on December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. This refinancing resulted in more favorable credit terms for the joint venture. The most notable was the removal of the remaining required bond sinking fund payments of $55.9 million due in 2005 under the prior debt facility. (For additional information about the Company’s investment in Del-Tin Fiber, refer to Note 4 to the consolidated financial statements.)

From the time production began at Del-Tin Fiber in 1998 until the fourth quarter of 2003, both operating and financial performance was below the expectations established at the time that the decision to construct the plant was made. As a result, on April 25, 2002, Deltic announced that Banc One Capital Markets, Inc. had been retained as financial advisor to assist in the evaluation of strategic alternatives for the Company’s investment in Del-Tin Fiber. Subsequently, Deltic’s management and Board of Directors completed its review of these strategic alternatives and announced the Company intended to exit the MDF business upon the earliest, reasonable opportunity provided by the market. As a result of this decision, the Company’s evaluation of possible impairment of the carrying value of its investment in the joint-venture was based primarily upon the estimated cash flows from a possible sale of the Company’s interest during 2003 and resulted in a determination that the Company’s investment was impaired as of December 31, 2002. The investment was written off, to zero, and the write-off amounted to $18.7 million before income taxes.

Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company recognized equity in Del-Tin Fiber equal to the extent of these advances during 2003. For the year of 2003, such advances approximated the Company’s equity share of losses for the plant. Accordingly, the investment in Del-Tin Fiber at December 31, 2003 was zero. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. In 2004, the Company began recording its equity share of the operating results of the joint venture.

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the three years ended December 31, 2007. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2007	2006	2005
Net sales
Woodlands	$39.6	37.6	35.1
Mills	79.3	101.9	121.2
Real Estate	30.3	35.5	33.0
Eliminations	(20.9)	(21.9)	(20.9)

Net sales	$128.3	153.1	168.4

Operating income
Woodlands	$24.8	22.5	22.4
Mills	(3.0)	(5.3)	6.3
Real Estate	13.1	13.9	10.7
Corporate	(14.3)	(13.1)	(12.7)
Eliminations	(.6)	.7	(.4)

Operating income	20.0	18.7	26.3
Equity in Del-Tin Fiber	1.7	2.9	—
Interest income	.8	.5	.2
Interest and other debt expense	(5.1)	(5.4)	(5.8)
Interest capitalized	.7	1.2	—
Other income	.3	.3	—
Income taxes	(7.3)	(6.9)	(6.2)

Net income	$11.1	11.3	14.5

Earnings per common share	$.89	.91	1.18

Consolidated

Net income for 2007 remained relatively flat when compared to 2006, decreasing $.2 million. Improved results for the Company’s Woodlands and Mills segments were offset by lower results from the Real Estate segment, increased general and administrative expenses, increased eliminations of intercompany profit on pine stumpage from fee timber in inventory at the mills, and decreased equity income in Del-Tin Fiber. The $3.2 million decrease in net income for 2006, when compared to 2005, was primarily the result of a lower average lumber sales price for the Mills segment due to a weakened softwood lumber products market. The decrease for the Mills segment was partially offset by improved operating income from the Company’s Real Estate segment and increased equity in Del-Tin Fiber. The benefit from interest capitalized was due to a change in accounting policies. (For further discussion, refer to Note 19 to the consolidated financial statements.)

Operating income for 2007 increased $1.3 million, or seven percent, when compared to 2006. The Woodlands segment increased $2.3 million due primarily to increases in pulpwood revenues, sales of non-strategic hardwood bottomland, and lease income, partially offset by lower average per-ton sales price for pine sawtimber. Operating results for the Mills segment improved $2.3 million mainly due to proceeds from insurance settlements on property damaged in the fire at the Waldo Mill and related business interruption insurance claims and a lower average production cost per MBF, partially offset by decreases in both average lumber sales price and lumber sales volume. Real Estate operating income decreased $.8 million due to reduced sales of residential lots and commercial acreage, partially offset by sales of undeveloped real estate acreage. Corporate operating expenses increased $1.2 million mainly due to higher general and administrative expenses. Operating income for 2006 decreased $7.6 million, or 29 percent, when compared to 2005. Results for the Woodlands segment were virtually unchanged, while the Mills segment’s operating results decreased $11.6 million due primarily to the decrease in average lumber sales price. Real Estate operating income increased $3.2 million due to increased commercial acreage sales, partially offset by decreased sales of residential lots and undeveloped real estate acreage. Corporate operating expense increased $.4 million due mainly to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	2007	2006	2005
Net sales (millions of dollars)
Pine sawtimber	$23.2	26.1	26.0
Pine pulpwood	6.1	3.5	2.7
Hardwood sawtimber	.4	.5	.9
Hardwood pulpwood	.8	.5	.6

Sales volume (thousands of tons)
Pine sawtimber	576	580	581
Pine pulpwood	459	416	298
Hardwood sawtimber	13	17	17
Hardwood pulpwood	80	107	91

Sales price (per ton)
Pine sawtimber	$40	45	45
Pine pulpwood	13	8	9
Hardwood sawtimber	32	30	51
Hardwood pulpwood	9	5	7

Timberland
Net sales (millions of dollars)	$1.2	.2	.3
Sales volume (acres)	893	200	45
Sales price (per acre)	$1,700	1,400	5,300

Total net sales in 2007 increased $2 million, or five percent, when compared to 2006. Sales of pine pulpwood increased $2.6 million due to increases in both the per-ton average sales price and the volume harvested. During 2007, sales of timberland increased $1 million from 2006, due to an increase in the number of acres sold and the average per-acre sales price. Other items contributing to the increase in total net sales were a $.5 million increase in hunting and oil and gas lease income, $.2 million increase in hardwood pulpwood sales, $.2 million in easements and rights-of-way income, and $.4 million in other income related to wellsite damages, seismic permits and water usage. Sales of pine sawtimber decreased $2.9 million due to a lower per-ton average sales price. Also, freight revenue decreased $.5 million.

Total net sales in 2006 increased $2.5 million, or seven percent, when compared to 2005. Sales of pine pulpwood increased $.7 million due to an increase in harvest level which was partially offset by a slightly lower per-ton average sales price. Other items contributing to the increase in total net sales were a $.8 million increase in hunting and oil and gas lease income, a $1.2 million increase in freight revenue, and a $.2 million increase in other income related to seismic permits and wellsite damages. Sales of hardwood sawtimber decreased by $.4 million due to a lower per-ton average sales price.

The Woodlands segment’s operating income for 2007 was $2.2 million more than 2006 due to the increase in net sales and a reduction in silviculture and freight expense, partially offset by an increase in the cost of timberland sales due to the increase in acres sold. The Woodlands segment’s operating income for 2006 was $.1 million more than 2005 due to the increase in net sales and a reduction in cost for salaries and benefits and silviculture expense, partially offset by increases in freight expense and cost of fee timber harvested.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	2007	2006	2005
Net sales (millions of dollars)
Lumber	$64.0	85.1	101.8
Residual products	11.9	12.8	14.8

Lumber
Finished production (MMBF)	213	253	265
Sales volume (MMBF)	218	263	276
Sales price (per MBF)	$293	324	369

Total sales in 2007 decreased $22.6 million, or 22 percent, when compared to 2006. The decrease was mainly due to a lower lumber sales volume, reduced residual sales volumes as a result of decreased lumber production and decreased freight revenue. This decrease was because the Waldo Mill was shut down approximately three months for repairs due to a fire at the facility in the third quarter, combined with a lower average lumber sales price.

Total sales in 2006 decreased $19.3 million, or 16 percent, when compared to 2005. The decrease was due to a lower average lumber sales price combined with less volume sold, decreased revenues from sales of residual by-products due mainly to decreased lumber production, and a decrease in freight revenue due to decreased lumber sales volume.

The increase in the Mills segment’s operating income for 2007 was mainly due to the settlement of property and business interruption claims for the Waldo Mill. Included in the reported results were a $1.9 million gain on involuntary conversion of damaged assets and $1.2 million in other operating income from business interruption insurance claims. This benefit, along with a reduction in the average production cost per MBF, was partially offset by the same factors that caused a decline in net sales. The decline in the Mills segment’s operating income for 2006 when compared to 2005 was due to the same factors that impacted sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	2007	2006	2005
Net sales (millions of dollars)
Residential lots	$7.3	12.0	19.6
Commercial sites	6.3	13.6	5.4
Undeveloped acreage	8.2	—	.4

Sales volume
Residential lots	81	116	249
Commercial acres	26	55	6
Undeveloped acres	680	—	7

Average sales price (thousands of dollars)
Residential lots	$90	104	79
Commercial acres	241	248	946
Undeveloped acres	12	—	64

Total net sales for 2007 decreased $5.2 million, or 15 percent, versus 2006 due primarily to decreased revenues from the sale of residential lots and commercial acreage sales, partially offset by increased sales of undeveloped real estate acreage. The 2007 sales volume of commercial acreage decreased by 29 acres and the average sales price per acre was slightly lower. The number of residential lots sold decreased by 35 lots and the average lot sales price decreased 14 percent to $89,500 per lot, due to sales mix of lots sold. There were approximately 680 acres of undeveloped real estate sold at $12,000 per acre in 2007, while there were no such sales in 2006. Chenal Country Club, Inc. produced net sales of $7.5 million for 2007, an increase of $.8 million.

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

Corporate

The increase in operating expense for Corporate functions of $1.1 million in 2007 was due primarily to higher incentive plan expenses, partially offset by lower legal fees.

The increase in operating expense for Corporate functions of $.4 million in 2006 was due primarily to higher salaries and benefits and increased legal fees, partially offset by lower employee relations cost and decreased charitable contributions.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands segment to the Mills segment were $20.9 million in 2007, $21.9 million in 2006, and $20.8 million in 2005. The $1 million decrease during 2007 was due primarily to a lower average transfer price and the $1 million increase during 2006 was due primarily to a larger transfer volume.

Equity in Del-Tin Fiber

For the year ended December 31, 2007, equity in Del-Tin Fiber recorded by the Company was $1.7 million compared to $2.9 million in 2006 and zero in 2005.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	2007	2006	2005
Net sales (millions of dollars)	$64.0	73.7	63.0
Finished production (MMSF)	116.7	147.0	140.9
Board sales (MMSF)	118.5	144.9	139.8
Sales price (per MSF)	$487	456	403

Average sales price for 2007 increased $31 per MSF when compared to 2006 due to a change in product mix to include a greater percentage of thin board, an increase in premium-grade production, and a price increase due to producers attempting to recover a portion of their higher resin glue cost. The decrease in finished production was planned due to market conditions.

Average sales price for 2006 increased $53 per MSF when compared to 2005 due to favorable market conditions for the first nine months of 2006, in conjunction with a change in product mix to include a greater percentage of thin board and an increase in premium grade production.

Interest Income/Expense

When compared to the prior year, interest expense for 2007 decreased $.3 million due primarily to reduction in outstanding debt. The 2006 year decreased $.4 million from 2005 due to a reduction in outstanding debt.

Income Taxes

The effective income tax rate was 40 percent, 37 percent, and 30 percent in 2007, 2006, and 2005, respectively. The increase in the effective income tax rate for 2007 was due primarily to a higher effective rate for federal income taxes. The increase in the effective income tax rate for 2006 was due primarily to valuation allowance adjustments in 2005 combined with a higher effective rate for state income taxes. Before recording the reduction in the valuation allowance, the Company’s effective income tax rate for 2005 was 38 percent.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $28.2 million for the year ended December 31, 2007, which compares to $39.1 million for 2006 and $43.1 million for 2005. Changes in operating working capital other than cash and cash equivalents, provided cash of $1.3 million in 2007, $4.5 million in 2006, and $1.2 million in 2005. Net cash provided/(required) by other operating activities included changes in long-term deferred mineral lease bonus of $.5 million in 2007, $2.4 million in 2006, and $1.3 million in 2005. Also included in net cash provided by other operating activities in 2005 was $3.8 million received in connection with the condemnation of a portion of a planned real estate development which was subsequently settled in 2007. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between income and cash provided by operating activities for each reported year.

Capital expenditures required cash of $20.6 million in 2007, $27.6 million in 2006, and $33.2 million in 2005. Total capital expenditures, by segment, for the years ended December 31, 2007, 2006, 2005, are presented in the following table.

(Millions of dollars)	2007	2006	2005
Woodlands	$5.0	3.3	7.0
Mills	5.3	8.8	10.7
Real Estate	10.2	15.6	15.4
Corporate	.1	.1	.1

Total capital expenditures	20.6	27.8	33.2
Non-cash land exchange	—	(.2)	—

Total capital expenditures requiring cash	$20.6	27.6	33.2

Woodlands capital expenditures included timberland acquisitions of approximately 1,200 acres at a cost of $2.2 million in 2007, 400 acres at a cost of $1.1 million in 2006, and approximately 1,800 acres at a cost of $5.4 million in 2005. Reforestation site preparation and planting required expenditures of $2 million in 2007, $1.5 million in 2006, and $1.3 million in 2005, and were the result of expansion of the Company’s planting program due to final harvests of mature stands, necessitating regeneration, and to recent acquisitions of timberland.

During 2007, significant capital expenditures for the Mills segment included $2.6 million for a planer machine and related system enhancements at the Waldo Mill, to replace the existing machine that was destroyed by fire. Also, at the Waldo Mill, $.3 million was expended on hard surfacing and $.1 million on a forklift. The Ola Mill expended $.4 million to complete the stick laying stacker project, $.4 million on a gang saw control upgrade, $.2 million on a strapping system upgrade, and $.2 million on hard surfacing. During 2006, significant capital expenditures for the Mills segment included $1.7 million to make improvements to the primary breakdown and automatic log rotation system at the Ola Mill, which increased shift uptime and reduced recovery losses associated with cants mis-manufactured due to poor rotation. The Ola Mill also installed a stick laying stacker at a cost of $.7 million which improved uptime, efficiencies, and productivity. Also at the Ola Mill, $.4 million was expended on sawmill modifications, $.3 million on a log loader, $.3 million on compressed air system improvements, and $.2 million on edger upgrades. The Waldo Mill expended $1.7 million on sawmill modifications to improve efficiencies and productivity, $.6 million was for an automatic stick-laying system for the existing lumber stacker, and $.4 million was expended on a reman/re-entry system. During 2005, significant capital expenditures for the Mills segment included $6 million to add an additional boiler and upgrade the lumber drying kilns at the Waldo Mill to improve sales realizations, while reducing costs, and to increase the mill’s lumber drying capacity. At the Ola Mill a primary breakdown redesign and rebuild of the sawmill processing equipment was performed at a cost of $1.3 million which focused primarily on improving the handling system used to feed logs into the sawmill and overall flow of green lumber through the sawmill. Also, at the Ola Mill $.5 million was expended to complete the installation of a semi-automated lumber grading system.

Capital expenditures for Real Estate operations related to the cost of residential lot development totaled $.7 million in 2007, $2.4 million in 2006, and $9.5 million in 2005. Land acquisitions required $.8 million in 2007 and $.6 million in 2006, with no such expenditures in 2005. Infrastructure construction required $.1 million in 2007 and $.3 million in both 2006 and 2005. Expenditures related to golf operations at the two courses at Chenal Country Club totaled $.1 million in 2006 for course maintenance equipment and golf carts, compared to $.3 million in 2005, with no such expenditures in 2007. The Company expended $1.8 million in 2007 and $6.1 million in 2006 on clubhouse renovations, the addition of a fitness center, and additional locker room and dining facilities. In addition, $1.7 million was expended in 2007, $1.4 million in 2006, and $1.7 million in 2005 for the construction of a limited number of speculative homes within the Company’s Red Oak Ridge development located in Hot Springs, Arkansas. During 2007 and 2006, $1.3 million and $.2 million, respectively, was expended to construct, furnish, and decorate one of three Southern Living Idea Homes in the United States to be used as a model home in the Red Oak Ridge development and to gain national exposure for the development. Other expenditures were primarily for various amenity and infrastructure improvements.

Deltic had commitments of $5.2 million for capital projects in progress at December 31, 2007. This total commitment includes $.6 million for reforestation site preparation and road construction, $1.4 million for land acquisitions, and $.2 million for the completion of various projects at both the Ola Mill and Waldo Mill. Also, $3 million was committed to residential and commercial site development, new home construction, and amenity improvements at the Company’s real estate developments.

The net change in purchase stumpage inventory required cash of $2.6 million in 2007, but provided cash of $.3 million in 2006 and $3.8 million in 2005. Advances to Del-Tin Fiber by the Company amounted to $4.7 million, $2.8 million and $4.8 million, in 2007, 2006 and 2005, respectively. The Company received cash distributions from Del-Tin Fiber of $3.9 million in 2007, $4 million in 2006, and $3.8 million in 2005. Funds held by trustees to be used to acquire timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, amounted to $.7 million in 2007 and $.1 million in 2006. There were no funds held by trustees for tax-deferred exchanges in 2005. Initiation fees received from members joining Chenal Country Club, accounted for as a reduction in cost basis of the club rather than net sales, amounted to $1.1 million in 2007, $.9 million in 2006, and $1.1 million in 2005. In 2007 other net cash provided by investing activities included $1.9 million due to insurance proceeds for an involuntary conversion of assets related to a fire at the Waldo Mill.

During 2007, Deltic borrowed $19 million and repaid $19 million under its revolving credit facility. During 2006, Deltic borrowed $20 million and repaid $24.5 million under its revolving credit facility. During 2005, Deltic borrowed $43.5 million and repaid $54.7 under its revolving credit facility.

The Company purchased 101,914 shares of treasury stock in 2007 for $4.9 million. During 2006, only seven treasury shares were purchased, and no shares were purchased in 2005. Cash required to pay common stock dividends totaled $3.7 million in 2007 and 2006 and $3.4 million in 2005. Proceeds from stock option exercises amounted to $1 million, $2.5 million, and $1.9 million in 2007,

2006, and 2005, respectively. Costs of $.6 million related to Deltic’s revolving credit facility were paid in 2007 and $.7 million were paid in 2005. Tax benefits from stock option exercises were $.3 million in 2007 and $.6 million in 2006.

Financial Condition

Working capital at year-end totaled $7.3 million in 2007 and $12.7 million in 2006. Deltic’s working capital ratio at December 31, 2007, was 1.46 to 1 compared to 2.15 to 1 at the end of 2006. Cash and cash equivalents at the end of 2007 were $10.7 million compared to $11.4 million at the end of 2006. The total indebtedness of the Company at year-end 2007 and 2006 was $70 million. Deltic’s long-term debt to stockholders’ equity ratio was .306 to 1 at December 31, 2007, compared to .337 to 1 at the end of 2006.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, in addition to expanding lumber production as market conditions allow and developing residential and/or commercial properties at Chenal Valley and Red Oak Ridge.

To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured and committed revolving credit facility totaling $300 million, inclusive of a $50 million letter of credit feature. The agreement will expire on September 9, 2012. As of December 31, 2007, all $300 million was available, as no borrowings were outstanding under or supported by the facility. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 9 to the consolidated financial statements.)

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of December 31, 2007, the Company had expended $7.3 million under this program, with the purchase of 205,182 shares at an average cost of $35.60 per share; 101,914 shares were purchased under this program in 2007 and seven shares in 2006. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which will be repayable over five years in equal quarterly installments, that began December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($20.5 million at December 31, 2007) of Del-Tin Fiber’s obligations under its credit agreement.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34”. In accordance with FIN 45, Deltic initially estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At December 31, 2007, Deltic’s remaining liability regarding the guarantee was $1.2 million.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way, or which would cause the 2007 reported plan information not to be necessarily indicative of future operating performance or future financial condition. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 15 to the consolidated financial statements.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2008	2009 to 2010	2011 to 2012	After 2012
Contractual cash payment obligations
Real estate development committed capital cost	$6.2	2.1	4.1	—	—
Woodlands land acquisition and committed capital cost	2.0	2.0	—	—	—
Mills committed capital cost	.2	.2	—	—	—
Long-term debt	70.0	3.3	13.3	13.3	40.1
Interest on debt[1]	27.5	4.5	7.5	5.9	9.6
Retirement plans	12.4	.9	1.9	2.2	7.4
Other postretirement benefits	5.8	.5	1.0	1.1	3.2
Other long-term liabilities	5.9	.1	4.7	1.1	—
Unrecognized tax benefits	1.2	1.2	—	—	—

	$131.2	14.8	32.5	23.6	60.3

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$20.5	17.5	3.0	—	—
Timber cutting agreements	.9	.8	.1	—	—
Operating leases	.1	.1	—	—	—
Letters of credit	.3	—	.3	—	—

	$21.8	18.4	3.4	—	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Other Matters

Impact of Inflation

General inflation has not had a significant effect on the Company’s operating results during the three years ended December 31, 2007. The Company’s timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy and long-term interest rates, specifically as such may manifest themselves in the central Arkansas region.

Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does, on occasion, consider the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended December 31, 2007. Deltic held various financial instruments at December 31, 2007 and 2006, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from contractual debt guarantees and letters of credit issued for the benefit of Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to the previous tabular summary of the Company’s other commercial commitment expirations and to Note 13 to the consolidated financial statements.)

Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments’ fair value, but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company’s long-term debt, including current maturities, contractual guarantees of debt, and letters of credit at December 31, 2007, were $71 million, $1.2 million, and $.3 million, respectively.

A one percentage-point increase in prevailing interest rates would result in decreases in the estimated fair value of long-term debt of $6.3 million and contractual guarantees of debt of $.1 million, while the fair value of the Company’s letters of credit would be unchanged. Fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities. There was no impact for 2007 resulting from a one percentage-point increase in interest rates on the estimated pretax earnings and cash flows, holding other variables constant.

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

Critical Accounting Policies and Estimates

The Company has identified seven of its current accounting policies as being, in management’s view, critical to the portrayal of the Company’s financial condition and results of operations. Additionally, six of these policies require significant assumptions and/or estimates on the part of management as it pertains to certain factors inherent in the policies. The Company’s senior management has discussed the development and selection of its critical accounting policies and estimates with the Company’s Audit Committee. With the exception of the reduction of the Company’s deferred tax asset valuation allowance in 2005 (Refer to Note 11 to the consolidated financial statements), Deltic has not made any material changes to its critical accounting estimates in the last three years. These policies, along with explanations of the key assumptions and/or estimates considered by management, are described below. (For a listing of all significant accounting policies of the Company, refer to Note 1 to the consolidated financial statements.)

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

2)

Investment in Del-Tin Fiber —Investment in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a 50 percent-owned limited liability company, is carried at cost and is adjusted for the Company’s proportionate share of Del-Tin Fiber’s undistributed earnings or losses. The Company’s equity-method-basis carrying value for its investment in Del-Tin Fiber is evaluated for possible impairment, as applicable under the requirements of Accounting Principles Board Opinion (“APB”) 18, “The Equity

Method of Accounting for Investments in Common Stock”. This evaluation as of December 31, 2002, based on the intent of the Company’s Board of Directors to exit the business, resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of the investment was written off, to zero, for the 2002 Consolidated Balance Sheet. On December 11, 2003, the Company’s Board of Directors revised its intent in regard to selling Deltic’s interest in the joint venture. The resulting evaluation of fair value for the related investment indicated that fair value exceeded carrying value, which was zero as of December 31, 2003, and the Company resumed recording its equity share of the operating results of Del-Tin Fiber. Likewise, cash advances to the joint venture are recorded as increases in the Company’s investment in the facility, while cash distributions received from the joint venture are reflected as reductions in its investment.

For Deltic’s investment in Del-Tin Fiber, the key determinations by management are (1) the accounting treatment for this investment under the equity method of accounting rather than as a consolidated subsidiary since the joint venture is 50 percent owned by both owners, (2) the factors used in evaluating the impairment of the investment’s carrying value, and (3) the estimate of the fair value of the Company’s guarantee of Del-Tin Fiber’s credit agreement. Deltic management has determined that there is no control by either company due to having a Board of Managers with equal representation. As such, the assets and liabilities of Del-Tin Fiber are not included in the amounts reported on the Company’s balance sheet for any period. In evaluating the possibility of the existence of an impairment for the Company’s carrying value for its investment in Del-Tin Fiber under APB 18, management must estimate future net cash flows from the possible courses of action available for its investment, such as continuing to maintain or sell its investment, to determine both recoverability of the carrying amount and fair value of the investment. More specifically, management must determine the possible courses of action and estimate the probability of each potential action, as well as the related future net cash flows. Then, if estimated fair value is less than the carrying amount, management must determine if this impairment is other than temporary. If so, then an impairment write-down is required. In estimating the fair value of the guarantee of Del-Tin Fiber’s credit agreement, Deltic’s management must first assess how the same debt instrument would have been structured without the guarantees of the joint venture partners, in order to estimate the benefit resulting from Deltic’s guarantee. A range of probabilities of estimated future cash outflows under the benefit previously determined are then assembled. A probability-weighted present value of the estimated future cash outflows is then calculated. The resulting balance represents the fair value of the obligation, which is the estimate of the value of assets required currently to settle the liability in the future. (For additional information about the Company’s investment in Del-Tin Fiber, refer to Note 4 to the consolidated financial statements.)

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

The key components of the Timber and Timberlands policy are: (1) management’s decision to maintain separate timber cost pools for each legal entity within the Deltic consolidated group and (2) the required estimation of timber inventory volume, by species, for each of these companies in order to calculate the cost of fee timber harvested per ton. Management has elected to maintain a separate cost pool for the timber owned by each company, thus resulting in a different cost per ton for fee timber harvested for each. The mix of harvest by company for any period can significantly affect the amount of cost of fee timber harvested expense reported. Per-ton costs for 2007 ranged from $2.24 to $37.34 per ton for pine sawtimber. Had the Company opted to use a composite depletion rate, cost of pine sawtimber harvested would have been the same in 2007, $.3 million more in 2006, and $.8 million more in 2005 (zero, $.2 million, and $.5 million, respectively, net of applicable income taxes) than as reported due to the mix of harvest by company during the year. In determining these rates, management must estimate the volume of timber existing on its timberlands. To estimate these fee timber inventories, the Company relies on its experienced forestry personnel and their use of statistical information and data obtained by actual physical measurements and other information gathering techniques. The recognized cost of fee timber harvested is impacted by the accuracy of this volume estimation. (For additional information about the Company’s timber and timberlands, refer to Note 5 to the consolidated financial statements.)

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

5)	Stock-Based Compensation — On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (R), “Share-Based Payment”, (“SFAS 123 (R)”). Prior to January 1, 2006, it accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and the related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based employee compensation was accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying stock on the date of the grant.

The Company adopted SFAS 123 (R) using the modified-prospective method. Under the transition method, compensation cost recognized in future interim and annual reporting periods includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). The results for prior periods have not been restated.

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during year 2005.

(Thousands of dollars, except per share amounts)	2005
Net income, as reported	$14,518
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	766
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(955)

Pro forma net income	$14,329

Basic earnings per share
As reported	$1.18
Pro forma	1.17

Dilutive earnings per share
As reported	$1.17
Pro forma	1.16

For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2005: dividend yield of .81 percent; expected volatility of 31.54 percent; risk-free interest rate of 3.83 percent; and expected life of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2005 was $15.35.

The adoption of SFAS No. 123 (R) had an impact on the Company’s results of operations. The consolidated statement of income for the year ended 2006, included $1,207,000 of stock-based compensation expense reflected in general and administrative expenses.

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

The Company used historical volatility over the ten-year trading life of its stock to determine volatility assumptions. Risk-free interest rates are based on historical rates and forward-looking factors. The expected dividend yield is based on the Company’s average dividend yield from 2004 to 2006. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors. The expected option term is based on the term of the option and historical exercise, and expiration experience.

Assumptions for the 2007, 2006, and 2005 valuation of stock options and restricted stock performance units consisted of the following:

	2007	2006	2005
Weighted expected volatility	28.72%	28.97%	31.54%
Dividend yield	0.64%	0.76%	0.81%
Expected term of options (in years)	6.27	6.27	5.00
Risk-free interest rate	4.76%	4.43%	3.83%

6)	Revenue Recognition — The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue from the sale of lumber and wood by-products is recorded at the time of shipment due to terms of such sale being designated free on board (“f.o.b.”) shipping point. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested. Such intersegment sales, which are made at prices which generally approximate market, are eliminated in the consolidated financial statements. Revenue from timberland and real estate sales is recorded under the criteria of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 66, “Accounting for Sales of Real Estate.” Such revenue is recorded at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

7)	Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are assumed will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company maintains liabilities for unrecognized tax benefits for various uncertain tax positions taken in our tax return. These liabilities are estimated based on our judgment of our probable outcome of the uncertain tax positions and are adjusted periodically based on changing facts and circumstances. Changes to the liabilities for unrecognized tax benefits could materially affect operating results in the period of change.

Related-Party Transactions

The Company has committed to provide to Del-Tin Fiber a portion of the plant’s fiber and wood supply at market prices. This arrangement benefits Del-Tin Fiber by ensuring a portion of its raw material needs while providing the Company with a purchaser of residual by-products produced by its lumber mills, if needed. The market price that Deltic receives for these transactions is determined by the average price paid during the immediate preceding year by Del-Tin Fiber to other suppliers of the products purchased from the Company. During 2007, 2006, and 2005, Deltic sold Del-Tin Fiber approximately $3.7 million, $3.9 million, and $3.9 million each year, respectively, of these residual by-products.

Impact of Recent Accounting Pronouncements

(For information regarding the impact of recent accounting pronouncements, refer to the related section in Note 1 to the consolidated financial statements.)

Environmental Matters

Deltic is committed to protecting the environment and has certain standards with which it must comply based on federal, state, and local laws for the protection of the environment. Costs of compliance through 2007 have not been material, and the Company’s management currently has no reason to believe that such costs will become material for the foreseeable future.

Contingencies

The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

Outlook

Pine sawtimber harvested from Deltic’s fee lands in 2008 is projected to be 550,000 to 575,000 tons. Finished lumber production and resulting sales volumes are projected at 270 to 300 million feet for 2008; however, these volumes are dependent upon market conditions. Deltic anticipates that closings for residential lots will be 60 to 80 lots for the year of 2008, barring further declines in economic growth or residential construction activity. The Company will continue to recognize equity in the financial results of Del-Tin Fiber.

The Company’s capital expenditures budget for the year of 2008 was prepared in the fall of 2007 and provides for expenditures totaling $40.9 million. The Woodlands capital budget of $20.7 million includes $15.7 million for timberland acquisitions, which will be dependent on the availability of acreage at prices that meet the Company’s criteria for timber stocking, growth potential, site index, and location, and $4.2 million for reforestation site preparation and planting. During 2008, various sawmill projects are expected to require $7 million. The capital budget for Real Estate operations of $12.9 million includes expenditures for residential real estate lot development totaling $2.5 million, depending on demand for residential lots and other marketing conditions, and $1.2 million for land acquisitions. In addition, $2.1 million is budgeted in 2008 for the construction of additional speculative homes within the Company’s Red Oak Ridge development located in Hot Springs, Arkansas. The remainder of budgeted Real Estate segment expenditures are primarily for various infrastructure and other amenity improvements. Capital and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company’s estimated cash flows from operations, borrowings or repayments under credit facilities, or general economic conditions.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(Thousands of dollars)

	2007	2006
Assets
Current assets
Cash and cash equivalents	$10,673	11,359
Trade accounts receivable – net	3,941	4,147
Other receivables	161	772
Inventories	6,156	5,124
Prepaid expenses and other current assets	2,302	2,397

Total current assets	23,233	23,799
Investment in real estate held for development and sale	46,048	44,255
Investment in Del-Tin Fiber	7,017	5,250
Other investments and noncurrent receivables	2,445	1,767
Timber and timberlands – net	208,428	207,637
Property, plant, and equipment – net	39,214	40,925
Deferred charges and other assets	2,359	633

Total assets	$328,744	324,266

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$3,333	—
Trade accounts payable	2,660	3,882
Accrued taxes other than income taxes	1,650	1,693
Income taxes payable	1,371	—
Deferred revenues and other accrued liabilities	6,934	5,514

Total current liabilities	15,948	11,089

Long-term debt	66,667	70,000
Deferred tax liabilities – net	6,800	4,178
Guarantee of indebtedness of Del-Tin Fiber	1,207	1,898
Other noncurrent liabilities	20,036	29,620
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	76,637	73,999
Retained earnings	155,299	147,406
Treasury stock	(12,385)	(8,932)
Accumulated other comprehensive income	(1,593)	(5,120)

Total stockholders’ equity	218,086	207,481

Total liabilities and stockholders’ equity	$328,744	324,266

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2007, 2006, and 2005

(Thousands of dollars, except per share amounts)

	2007	2006	2005
Net sales	$128,255	153,112	168,350

Costs and expenses
Cost of sales	81,658	106,443	116,900
Depreciation, amortization, and cost of fee timber harvested	14,332	13,774	11,479
General and administrative expenses	15,379	14,174	13,714

Total costs and expenses	111,369	134,391	142,093

Gain on involuntary conversion	1,887	—	—
Other income – business interruption insurance proceeds	1,186	—	—

Operating income	19,959	18,721	26,257
Equity in Del-Tin Fiber	1,679	2,872	(13)
Interest income	823	452	198
Interest and other debt expense	(5,138)	(5,415)	(5,758)
Interest capitalized	769	1,184	—
Other income	345	290	32

Income before income taxes	18,437	18,104	20,716
Income taxes	(7,326)	(6,781)	(6,198)

Net income	$11,111	11,323	14,518

Earnings per common share
Basic	$.89	.91	1.18
Assuming dilution	$.89	.89	1.17
Dividends declared per common share	$.300	.300	.275
Average common shares outstanding (thousands)	12,473	12,398	12,260

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006, and 2005

(Thousands of dollars)

	2007	2006	2005
Operating activities
Net income	$11,111	11,323	14,518
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	14,332	13,774	11,479
Stock-based compensation expense	2,676	1,207	—
Deferred income taxes	1,082	(4,286)	(4,242)
Real estate costs recovered upon sale	5,946	11,290	12,539
Timberland costs recovered upon sale	327	77	17
Equity in Del-Tin Fiber	(1,679)	(2,872)	13
Net increase/(decrease) in provisions for pension and other postretirement benefits	(183)	810	969
Decrease in operating working capital other than cash and cash equivalents	1,341	4,452	1,247
Gain on involuntary conversion	(1,887)	—	—
Other - net	(4,823)	3,373	6,585

Net cash provided by operating activities	28,243	39,148	43,125

Investing activities
Capital expenditures requiring cash	(20,568)	(27,620)	(33,247)
Net change in purchased stumpage inventory	(2,603)	266	3,828
Advances to Del-Tin Fiber	(4,654)	(2,832)	(4,831)
Distributions from Del-Tin Fiber	3,876	3,950	3,800
Increase in funds held by trustee	(694)	(111)	—
Insurance proceeds from involuntary conversion	1,991	—	—
Other – net	1,629	2,113	1,435

Net cash required by investing activities	(21,023)	(24,234)	(29,015)

Financing activities
Proceeds from borrowings	19,000	20,000	43,500
Repayments of notes payable and long-term debt	(19,000)	(24,524)	(54,732)
Treasury stock purchases	(4,901)	—	—
Common stock dividends paid	(3,742)	(3,721)	(3,373)
Proceeds from stock option exercises	997	2,450	1,886
Tax effect of stock options exercised	306	611	—
Other - net	(566)	(8)	(613)

Net cash required by financing activities	(7,906)	(5,192)	(13,332)

Net increase/(decrease) in cash and cash equivalents	(686)	9,722	778
Cash and cash equivalents at beginning of year	11,359	1,637	859

Cash and cash equivalents at end of year	$10,673	11,359	1,637

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2007, 2006, and 2005

(Thousands of dollars)

	2007	2006	2005
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares; no shares issued at end of each year	$—	—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of each year	128	128	128

Capital in excess of par value
Balance at beginning of year	73,999	73,431	71,483
Exercise of stock options	142	434	310
Tax benefits on stock options	413	879	700
Amortization to expense	2,676	1,207	—
Transition to SFAS No. 123(R)	—	(1,581)	—
Restricted stock awards	(681)	(528)	938
Restricted stock forfeitures	88	157	—

Balance at end of year	76,637	73,999	73,431

Retained earnings
Balance at beginning of year	147,406	138,333	127,188
Net income	11,111	11,323	14,518
Common stock dividends declared, $.300 per share in 2007 and 2006, $.275 per share in 2005	(3,742)	(3,721)	(3,373)
SAB 108 cumulative adjustment	—	1,471	—
FIN 48 adjustment	524	—	—

Balance at end of year	155,299	147,406	138,333

Unamortized restricted stock awards
Balance at beginning of year	—	(1,879)	(924)
Transition to SFAS No. 123(R)	—	1,879	—
Stock awards	—	—	(1,683)
Shares forfeited	—	—	21
Amortization to expense	—	—	707

Balance at end of year	—	—	(1,879)

Treasury stock
Balance at beginning of year – 388,682, 499,372, and 605,401 shares, respectively	(8,932)	(11,367)	(13,772)
Shares purchased – 101,914, 7, and zero shares, respectively	(4,901)	—	—
Forfeited restricted stock – 1,775, 2,934, and 550 shares, respectively	(88)	(157)	(21)
Shares issued for incentive plans – 66,709, 113,631, and 106,579 shares, respectively	1,536	2,592	2,426

Balance at end of year – 425,662, 388,682, and 499,372, shares, respectively, at cost	(12,385)	(8,932)	(11,367)

Accumulated other comprehensive income
Balance at beginning of year	(5,120)	(402)	(12)
Net change in other comprehensive income, net of tax $2,341	3,527
Minimum pension liability adjustment, net of income taxes	—	298	(390)
Transition to SFAS No. 158, net of income taxes	—	(5,016)	—

Balance at end of year	(1,593)	(5,120)	(402)

Total stockholders’ equity	$218,086	207,481	198,244

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2007, 2006, and 2005

(Thousands of dollars)

	2007	2006	2005
Net income	$11,111	11,323	14,518

Other comprehensive income/(loss)
Minimum pension liability adjustment	—	491	(600)
Items related to employee benefit plans:
Actuarial gain arising during period	2,939	—	—
Gain on plan assets	1,279	—	—
Prior service credit arising during period	1,853	—	—
Reclassification adjustment for gains (losses) included in net income:
Amortization of prior service cost	(51)	—	—
Amortization of actuarial loss	(351)	—	—
Amortization of plan amendment	199	—	—
Income taxes expense related to items of other comprehensive income	(2,341)	(193)	210

Net change in other comprehensive income/(loss)	3,527	298	(390)

Comprehensive income	$14,638	11,621	14,128

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 1 - Significant Accounting Policies

Description of Business — Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 439,000 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas and at Waldo in south Arkansas. In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber, L.L.C., a joint venture to manufacture and market medium density fiberboard.

Business environment — The Company is primarily a wood products producer operating in a commodity-based business environment with a major diversification in real estate development. This environment is affected by a number of factors including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials and weather conditions.

Principles of Consolidation — The consolidated financial statements of Deltic Timber Corporation include the accounts of Deltic and all majority-owned subsidiaries after elimination of significant intercompany transactions and accounts.

Use of Estimates — In the preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results may differ from those estimates.

Cash Equivalents — Cash equivalents include investments that have a maturity of three months or less from the date of purchase.

Accounts Receivable — The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. Our allowance is based upon review of specific receivables outstanding and considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. At December 31, 2007 and 2006, the balance in the allowance account was $52,000 and $55,000, respectively.

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

Investment in Del-Tin Fiber — Investment in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a 50 percent-owned limited liability company, is accounted for using the equity method and evaluated for possible impairment, as applicable under the requirements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 1 – Significant Accounting Policies (cont.)

of Accounting Principles Board Opinion (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stock.” At December 31, 2007 and 2006, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $15,820,000 and $16,883,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin. The equity in earnings of Del-Tin recognized by the Company exceeds its ownership percentage of Del-Tin’s earnings because the difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary. Cash advances to the joint venture are recorded as increases in the Company’s investment carrying value, while cash distributions received from the joint venture result in reductions in investment carrying value. (For additional information, see Note 4 – Investment in Del-Tin Fiber.)

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

Property, Plant, and Equipment — Property, plant, and equipment assets are stated at cost less accumulated depreciation. Depreciation of buildings, equipment, and other depreciable assets is primarily determined using the straight-line method. Expenditures that substantially improve and/or increase the useful life of facilities or equipment are capitalized. Maintenance and repair costs are expensed as incurred. Gains and losses on disposals or retirements are recognized in the period they occur.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 1 – Significant Accounting Policies (cont.)

Revenue from the leasing of land for hunting purposes is deferred when received and subsequently recognized over the one-year lease term which begins September 1. At December 31, 2007 and 2006, the Company had deferred hunting lease revenue totaling $1,165,000 and $1,116,000, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities. Revenue from bonus payments under mineral leases is deferred and recognized over the lease term, while related royalty payments are recognized when received. At December 31, 2007 and 2006, the Company had deferred mineral lease revenue of $5,891,000 and $4,948,000, respectively of which $4,116,000 and $3,621,000 is included in other noncurrent liabilities and $1,775,000 and $1,327,000 is included in other current liabilities. Revenue from timberland and real estate is recorded under the criteria of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” Such revenue is recorded when the sale is closed and legal title is transferred, which is generally at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are expected to be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Property Taxes — Property taxes applicable to the Company’s assets are estimated and accrued in the period of assessment. At December 31, 2007 and 2006, the Company had accrued property tax expense totaling $1,470,000 and $1,507,000, respectively, reflected in the consolidated balance sheet in accrued taxes other than income taxes.

Stock-Based Compensation — On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (R), “Share-Based Payment”, (“SFAS 123 (R)”). Prior to January 1, 2006, Deltic accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and the related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based employee compensation was accrued for the intrinsic value, if any, of stock options or restricted stock granted over the applicable vesting periods using the straight-line method. Options granted by the Company have an exercise price equal to the market value of the underlying stock on the date of the grant.

The Company adopted SFAS 123 (R) using the modified-prospective method. Under the transition method, compensation cost recognized in future interim and annual reporting periods includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (2) compensation cost for all share-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). The results for prior periods have not been restated.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 1 – Significant Accounting Policies (cont.)

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during 2005.

(Thousands of dollars, except per share amounts)	2005
Net income, as reported	$14,518
Plus total stock-based compensation expense determined under the intrinsic value method for awards, net of related tax effects, included in the determination of net income	766
Less pro forma total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(955)

Pro forma net income	$14,329

Basic earnings per share
As reported	$1.18
Pro forma	1.17

Dilutive earnings per share
As reported	$1.17
Pro forma	1.16

For the pro forma net income calculation in the preceding table, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model and the following assumptions for awards in 2005: dividend yield of .81 percent; expected volatility of 31.54 percent; risk-free interest rate of 3.83 percent; and expected lives of five years. Using these assumptions, the weighted average grant-date fair value per share of options granted in 2005 was $15.35.

The adoption of SFAS No. 123 (R) had an impact on the Company’s results of operations. The consolidated statements of income for the years ended December 31, 2007 and 2006 included $2,676,000 and $1,207,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.

SFAS No. 123 (R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement increased net financing cash flows, rather than net operating cash flows, for the years ended December 31, 2007 and 2006 by $306,000 and $611,000, respectively. The cumulative effect related to outstanding restricted stock awards as of December 31, 2005, which are not expected to vest based on an estimate of forfeitures, was not material.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 1 – Significant Accounting Policies (cont.)

Under the fair value recognition provisions of SFAS No. 123 (R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. For valuation of stock options granted subsequent to the adoption of SFAS No. 123 (R), Deltic elected to use a binomial model to estimate fair value. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant. For restricted stock performance units subsequent to Deltic’s adoption of SFAS No. 123 (R), the Monte Carlo simulation is being used to estimate fair value. For all awards subsequent to the adoption of SFAS No. 123 (R), the Company recognizes compensation cost on a straight-line basis over the requisite service period.

Deltic issues restricted stock performance units whose vesting is contingent upon meeting certain financial performance goals based upon the Company’s total stockholder return compared to the total return of a Paper and Forest Products Index selected by the Compensation Committee and calculated by Standard and Poor’s. Determining the appropriate amount to expense is based on likelihood of achievement of the stated goals and requires judgement, including forecasting future financial results. This estimate is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of change.

The Company uses historical volatility over a ten-year trading life to determine volatility assumptions. Risk-free interest rates are based on historical rates and forward-looking factors. The expected dividend yield is based on the Company’s average dividend yield from 2004 to 2006. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors. The expected option term is based on the term of the option and historical exercise and expiration experience.

Assumptions for the 2007, 2006, and 2005 valuation of stock options and restricted stock performance units consisted of the following:

	2007	2006	2005
Weighted expected volatility	28.72%	28.97%	31.54%
Dividend yield	0.64%	0.76%	0.81%
Expected term of options (in years)	6.27	6.27	5.00
Risk-free interest rate	4.76%	4.43%	3.83%

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

The Company also sponsors a defined benefit health care plan and a life insurance benefit plan for substantially all retired employees. The Company measures the costs of its obligations for these plans based on its health care cost trends and actuarial assumptions. The net periodic costs are recognized as employees render the services necessary to earn these postretirement benefits. (For additional information, see Note 15 – Employee and Retiree Benefit Plans.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 1 - Significant Accounting Policies (cont.)

Advertising Costs — Advertising costs, primarily related to marketing efforts for the Company’s real estate developments, are expensed as incurred. These costs amounted to $1,148,000 in 2007, $863,000 in 2006 and $790,000 in 2005, and are reflected in cost of sales on the consolidated statements of income.

Capitalized Interest — The Company capitalizes interest for qualifying constructed assets under the provisions of SFAS 34, “Capitalization of Interest Cost.” Interest is mainly capitalized as an indirect cost for real estate development in the Company’s real estate operations. (For additional information, see Note 17 – Supplemental Cash Flow Disclosures.)

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

Earnings per Common Share — Earnings per share (“EPS”) amounts presented are calculated under the provisions of the SFAS 128, “Earnings per Share.” Basic earnings per share is computed based on earnings available to common shareholders [net income/(loss) less accrued preferred dividends, if any] and the weighted average number of common shares outstanding. The earnings per share assuming the diluted amounts presented are computed based on earnings available to common shareholders and the weighted average number of common shares outstanding, including shares assumed to be issued under the Company’s stock incentive plans. (For a reconciliation of amounts used in per share computations, see Note 18 – Earnings per Share.)

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

Impact of Recent Accounting Pronouncements — In December 2004, the FASB issued a revision to Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation.” This revision requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised statement was originally effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. It applies to all awards granted after the required effective date and to awards modified, repurchased, or canceled after that date. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123 (R) and allows for the implementation of SFAS 123 (R) at the beginning of the first fiscal year that begins after June 15, 2005. Accordingly, the Company elected to adopt the revised statement effective for its first quarter 2006 financial statements. As required, cost of stock-based compensation was recognized for the portion of outstanding awards for which the requisite service had not been rendered as of December 31, 2005, based on the grant-date fair value of those awards. The granting of stock-based compensation is at the discretion of the Company’s Executive Compensation Committee (“the Committee”). The effect of adoption of SFAS 123 (R) was comparable to the amounts reflected in the pro forma disclosures as presented in the stock-based compensation policy included within this footnote.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 1 - Significant Accounting Policies (cont.)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Services of Financial Assets.” This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The effective date of SFAS No. 156 is generally as of the start date of the first fiscal year beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 in January of 2007. (For additional information, see Note 11 – Income Taxes.)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement applies when other accounting pronouncements require fair value measurements. It does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106 and 132 (R). SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the over-funded or under-funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of SFAS No. 158 were adopted as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending December 15, 2008. Based on the funded status of the Company’s pension plans as of September 30, 2006, the adoption of SFAS No. 158 reduced total stockholders’ equity by $5,016,000. (For additional information, see Note 15 – Employee and Retiree Benefit Plans.)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Company beginning January 1, 2008. The Company does not expect the adoption of SFAS 159 to have material effect on the consolidated financial statements.

In June 2007, the Emerging Issues Task Force of FASB reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. Issue No. 06-11 is effective for the tax benefit of dividends declared by the Company beginning January 1, 2008. The Company does not expect the adoption of Issue No. 06-11 to have a material effect on its consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 1 – Significant Accounting Policies (cont.)

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations.” SFAS No. 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141 (R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Deltic applied the provisions for its financial statements at December 31, 2006. (For additional information, see Note 19 – Staff Accounting Bulletin No. 108.)

Note 2 – Inventories

Inventories at December 31 consisted of the following:

(Thousands of dollars)	2007	2006
Logs	$1,800	1,017
Lumber	3,994	3,588
Materials and supplies	362	519

	$6,156	5,124

The Company utilizes the lower of cost or market basis for determining inventory carrying values. Lumber inventory amounts at December 31, 2007 and 2006 are stated at lower of cost or net realizable value.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31 consisted of the following:

(Thousands of dollars)	2007	2006
Short-term deferred tax assets	$1,545	1,654
Prepaid expenses	278	262
Other current assets	479	481

	$2,302	2,397

Note 4 – Investment in Del-Tin Fiber

Deltic owns 50 percent of the membership of Del-Tin Fiber, which completed construction and commenced production operations of a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas, during 1998.

At December 31, 2007 and 2006, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $15,820,000 and $16,883,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin. The equity in earnings of Del-Tin recognized by the Company exceeds its ownership percentage of Del-Tin’s earnings because the difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary.

Cumulative net losses for the facility have amounted to $87,514,000, of which $43,757,000 is the Company’s share. During 2007, 2006, and 2005 the Company received $3,876,000, $3,950,000, and $3,800,000 in distributions from Del-Tin Fiber, respectively. Contributions to Del-Tin Fiber by the Company as of December 31, 2007, have amounted to $80,864,000.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, the Company unconditionally guarantees the payment of 50 percent ($20,500,000 at December 31, 2007) of Del-Tin Fiber’s credit agreement. The Company estimated the proportionate fair value of its guarantee of Del-Tin’s credit agreement to be $3,450,000. The Company is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At December 31, 2007, the Company’s unamortized balance related to the value of the guarantee was $1,207,500.

Under the operating agreement, Del-Tin Fiber’s employees operate the plant. Deltic has committed to provide a portion of the plant’s fiber and wood fuel supply at market prices. During 2007, 2006, and 2005, Deltic sold Del-Tin Fiber approximately $3,772,000, $3,939,000, and $3,868,000, respectively, of these lumber manufacturing by-products. As of December 31, 2007 and 2006, the Company had a receivable from Del-Tin Fiber of $193,000 and $118,000, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 4 – Investment in Del-Tin Fiber (cont.)

Del-Tin Fiber’s financial position at year-end December 29, 2007 and December 30, 2006, and results of operations for years of 2007 and 2006 consisted of the following:

(Thousands of dollars)	2007	2006
Condensed Balance Sheet Information
Current assets	$8,891	8,923
Property, plant, and equipment – net	82,852	85,393
Other noncurrent assets	94	285

Total assets	$91,837	94,601

Current liabilities	$11,163	10,836
Long-term debt	35,000	39,500
Members’ capital	45,674	44,265

Total liabilities and members’ capital	$91,837	94,601

Condensed Income Statement Information
Net sales	$64,045	73,740

Costs and expenses
Cost of sales	51,181	55,227
Depreciation	5,564	6,461
General and administrative expenses	2,350	2,701
Loss on asset disposition	133	376

Total costs and expenses	59,228	64,765

Operating income	4,817	8,975
Interest income	35	66
Interest and other debt expense	(3,130)	(3,317)
Other income	87	20

Net income	$1,809	5,744

In performing the respective impairment evaluations, the Company’s management made a number of estimates and assumptions related to future operating results for Del-Tin Fiber, the sale of its ownership interest, the expected selling price for its investment if sold, and the ability to refinance the joint venture’s long-term debt. The management of Del-Tin Fiber has performed evaluations of possible impairment of the long-lived assets of the plant in accordance with SFAS 121 and/or SFAS 144, as applicable. To date, these analyses have indicated that no impairment exists at the Del-Tin Fiber level.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 5 – Timber and Timberlands

Timber and timberlands at December 31 consisted of the following:

(Thousands of dollars)	2007	2006
Purchased stumpage inventory	$3,457	855
Timberlands	81,514	80,771
Fee timber	207,992	204,826
Logging facilities	1,979	1,862

	294,942	288,314
Less accumulated cost of fee timber harvested and facilities depreciation	(86,514)	(80,677)

	$208,428	207,637

Cost of fee timber harvested amounted to $5,932,000, $5,920,000, and $4,609,000 in 2007, 2006, and 2005, respectively. Depreciation of logging facilities was $39,000, $25,000, and $22,000 for the years 2007, 2006, and 2005, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at December 31 consisted of the following:

(Thousands of dollars)	Range of Useful Lives	2007	2006
Land	N/A	$125	125
Land improvements	10-20 years	4,828	4,536
Buildings and structures	10-20 years	9,932	9,641
Machinery and equipment	3-15 years	90,180	87,491

		105,065	101,793
Less accumulated depreciation		(65,851)	(60,868)

		$39,214	40,925

Depreciation of property, plant, and equipment charged to operations was $8,361,000, $7,830,000, and $6,848,000 in 2007, 2006, and 2005, respectively.

Gains/(losses) on disposals or retirements of assets included in income were $1,889,000, $(237,000), and $(68,000) in 2007, 2006, and 2005, respectively. In 2007, the Company disposed of assets in the amount of $1,887,000 due to an involuntary conversion. (For additional information, see Note 20 – Business Interruption and Involuntary Conversion.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 7 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at December 31 consisted of the following:

(Thousands of dollars)	2007	2006
Deferred revenues – current	$3,366	2,875
Vacation accrual	885	848
Deferred compensation	1,932	900
All other current liabilities	751	891

	$6,934	5,514

Note 8 – Other Noncurrent Liabilities

Other noncurrent liabilities at December 31 consisted of the following:

(Thousands of dollars)	2007	2006_
Accumulated postretirement benefit obligation	$8,163	10,450
Deferred compensation	1,021	1,208
Excess thrift plan	767	707
Excess retirement plan	3,049	3,187
Accrued pension liability	2,842	6,402
Deferred revenue-long term portion	4,116	3,621
Deferred condemnation proceeds	—	3,835
Long-term timber payables	—	134
All other noncurrent payables	78	76

	$20,036	29,620

Note 9 – Credit Facilities

On September 9, 2005, the Company entered into an agreement with SunTrust Bank and other banks which provided an unsecured and committed revolving credit facility totaling $260,000,000, which includes a $50,000,000 letter of credit feature. On August 7, 2007, Deltic amended its revolving credit agreement whereby the amount of commitments available under the facility were increased from $260,000,000 to $300,000,000. Pursuant to the amendment, the term of the revolving credit agreement, subject to other provisions, was extended to September 9, 2012; pricing of applicable commitment fees and margins was amended; an option to request an increase in the amount of aggregate revolving commitments from $300,000,000 to $350,000,000 was reinstated; certain covenants were amended and/or deleted and, provisions that permit inclusion of the pro forma impact of certain acquisitions in determining compliance by Deltic to applicable terms were added. As of December 31, 2007 and 2006, $300,000,000 and $260,000,000, respectively, were available in excess of all borrowings outstanding under or supported by the respective facilities. Borrowings under the current agreement bear interest at a base rate or an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company’s total debt to capital ratio. There were no borrowings outstanding at December 31, 2007 and 2006. No letters of credit supported by the facility were present at December 31, 2007 and 2006. The agreement contains certain restrictive financial covenants, including a leverage ratio of no greater than .65 to 1.0, minimum timber market value greater than 175 percent of outstanding total senior indebtedness, and a fixed charge ratio coverage. Fees associated with the current revolving credit facility include a commitment fee of .10 to .25 percent per annum on the unused portion of the committed amount. In addition, the agreement contains restrictive covenants,

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 9 – Credit Facilities (cont.)

including limitations on the incurrence of debt; a minimum consolidated net worth of the sum of $165,000,000, plus 50 percent of cumulative consolidated net income from April 1, 2005, and a maximum leverage ratio of .6 to 1. The Company incurred aggregate costs of $1,252,000 related to the securing of the current facility, which were deferred and are being amortized as additional interest expense over the term of the agreement.

The Company may also borrow up to $1,000,000 under a short-term credit facility with BancorpSouth. The agreement expires December 15, 2008, with renewal annually. The amount available to the Company under this facility is reduced by any borrowings by Deltic. As of December 31, 2007 and 2006, Deltic had no borrowings outstanding under this line of credit, resulting in $1,000,000 available to the Company. Borrowings bear interest based upon the New York Prime. Deltic also has an agreement with BancorpSouth which provides a $2,000,000 letter of credit facility. Amounts available to the Company under the facility are reduced by any letters of credit issued on behalf of the Company. Outstanding letters of credit as of December 31, 2007 and 2006 were $357,000 and $235,000, respectively, which left $1,643,000 in 2007 and $1,765,000 in 2006, available to Deltic.

In addition, Deltic has an agreement with Regions Bank which provides a $1,000,000 letter of credit facility. The agreement expires in 2010. Amounts available to Deltic under the facility are reduced by any letters of credit issued on behalf of the Company. Outstanding letters of credit as of December 31, 2006 was $22,000, resulting in $978,000 at December 31, 2006 being available to the Company, while there were no outstanding letters of credit at December 31, 2007, and the entire $1,000,000 was available. (For additional information regarding these financial instruments, see Note 13 – Fair Value of Financial Instruments.)

Note 10 – Indebtedness

The Company’s indebtedness at December 31 consisted of the following:

(Thousands of dollars)	2007	2006
Notes payable, 7.75%*, due 2012	$—	—
Senior notes payable, 6.7%, due 2016	40,000	40,000
Senior notes payable, 6.01%, due 2008-2012	30,000	30,000

	70,000	70,000
Less: Current maturities of long-term debt	3,333	—

Long-term debt at December 31	$66,667	70,000

*Weighted average interest rate at December 31, 2007.

At the end of 2007, the Company had no balance due on the notes payable under the Company’s revolving credit facility agreement with SunTrust Bank and a group of other banks. This agreement will expire on September 9, 2012.

During 1998, the Company successfully completed negotiation of the private placement of $40,000,000 of Series A Senior Notes (“Notes”) with Pacific Coast Farm Credit, a division of American AgCredit. On March 30, 2007, the Company entered into an agreement with American AgCredit PCA to amend and restate the terms of the Notes. Under the new agreement the Notes are due and payable December 18, 2016. Prior to said agreement, such Notes would have become due on December 18, 2008, pursuant to a Note Purchase Agreement effective December 18, 1998. The interest rate for the Notes remains the same as under the 1998 agreement (6.66 percent) through December 18, 2008, and after such date the interest rate is reduced to 6.10 percent for the balance of the term of the Notes. No installment payments are required, but the terms allow for prepayments at the option of

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 10 – Indebtedness (cont.)

the Company. The agreement contains certain restrictive financial covenants, including a minimum consolidated net worth of the sum of $175,567,000, plus 50 percent of consolidated net income accrued during each quarter thereafter commencing after December 31, 2006, plus 100 percent of the net proceeds from any public or private offering of common or preferred stock of the company, a maximum funded debt/capitalization ratio of .6 to 1, a fixed charge coverage ratio of not less than 2.5 to 1, and to maintain a timber market value greater than 200 percent of outstanding total senior indebtedness. The Company incurred $226,000 of costs related to the issuance of these notes, which were deferred and are being amortized as additional interest expense over the term of the underlying debt. An additional $75,000 was incurred at the time of the amendment and is being amortized as additional interest expense over the remaining term of the underlying debt. In anticipation of issuance of these notes, the Company entered into and settled an interest rate hedge contract. Upon settlement of this contract in December 1998, the Company paid $1,081,000, which was deferred and is being amortized as other debt expense over the term of the underlying debt, resulting in an effective interest rate for these notes of approximately 6.9 percent.

On December 20, 2002, Deltic successfully completed the private placement of $30,000,000 of senior notes with Metropolitan Life and a group of other domestic insurance companies. These unsecured notes have a Fixed stated interest rate of 6.01 percent and ultimately mature on December 20, 2012. Semiannual installments of $3,333,000, or such lesser amount as shall be outstanding, are required beginning on December 20, 2008. The note terms allow for prepayment at the option of the Company in an amount of not less than five percent of the principal amount outstanding at the time of any prepayment. The agreement contains certain restrictive financial covenants, including a minimum consolidated tangible net worth of the sum of $148,299,000, plus 25 percent of cumulative consolidated adjusted net income from July 1, 2002, and a maximum consolidated debt to consolidated net capitalization ratio of .6 to 1. The Company incurred $179,000 of costs related to the issuance of these notes, which were deferred and are being amortized as additional interest expense over the term of the underlying debt.

The scheduled maturities of long-term debt for the next five years are $3,333,000 in 2008, $6,667,000 in 2009, $6,667,000 in 2010, $6,667,000 in 2011, and $6,666,000 in 2012. (For additional information regarding financial instruments, see Note 9 – Credit Facilities and Note 13 – Fair Value of Financial Instruments.)

Note 11 – Income Taxes

The components of income tax expense/(benefit) related to income from operations for the years ended December 31, 2007, 2006, and 2005, consisted of the following:

(Thousands of dollars)	2007	2006	2005
Federal
Current	$4,985	10,988	10,430
Deferred	854	(5,680)	(3,040)

	5,839	5,308	7,390
State
Current	1,259	158	10
Deferred	228	1,315	(1,202)

Total	$7,326	6,781	6,198

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 11 – Income Taxes (cont.)

Significant components of deferred income tax expense/(benefit) related to income from operations for the years ended December 31, 2007, 2006, and 2005, consisted of the following:

(Thousands of dollars)	2007	2006	2005
Federal
Deferred tax (exclusive of valuation allowance)	$854	(5,680)	(3,954)
Change in valuation allowance – federal income tax effect	—	—	914

	$854	(5,680)	(3,040)

State
Deferred tax (exclusive of valuation allowance)	$228	1,315	1,410
Change in valuation allowance	—	—	(2,612)

	$228	1,315	(1,202)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective rates on income from operations before income taxes consisted of the following:

	2007	2006	2005
Statutory income tax rate	35%	35%	35%
State income taxes, net of federal income tax benefit	5%	5%	4%
Change in valuation allowance, net of federal income tax effect	—	—	(8)%
Other	—	(3)%	(1)%

Effective income tax rate	40%	37%	30%

An analysis of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006, showing the tax effects of significant temporary differences, consisted of the following:

(Thousands of dollars)	2007	2006
Deferred tax assets
Investment in real estate held for development and sale	$14,845	14,255
Postretirement and other employee benefits	9,373	10,247
Other deferred tax assets	3,619	3,161

Total deferred tax assets	27,837	27,663
Less valuation allowance	—	—

Total deferred tax assets – net	27,837	27,663

Deferred tax liabilities
Investment in Del-Tin Fiber	(5,800)	(5,479)
Timber and timberlands	(18,794)	(18,764)
Property, plant, and equipment	(4,391)	(5,251)
Other deferred tax liabilities	(4,107)	(693)

Total deferred tax liabilities	(33,092)	(30,187)

Net deferred tax liabilities	$(5,255)	(2,524)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 11 – Income Taxes (cont.)

Short-term deferred tax assets of $1,545,000 and $1,654,000 at December 31, 2007 and 2006, respectively, are included in the consolidated balance sheets in prepaid expenses and other current assets for the respective years.

In assessing the realizability of deferred tax assets, Deltic’s management considers whether it is more likely than not that some portion or all of the Company’s total deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets at December 31, 2007, as reductions of future taxable income or by utilizing available tax planning strategies. However, the amount of the net deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised. In 2005, the Company reduced its valuation allowance to zero based on current projections of increased future taxable income. The net change in the valuation allowances was a decrease of $2,612,000 in 2005 and was principally due to changes in potential use or expiration of net operating losses for state tax purposes. As of March 31, 2007, the Company had utilized the benefits of these state net operating losses in their entirety.

At December 31, 2005, the Company had operating loss carryforwards for state tax purposes of approximately $31,546,000. At December 31, 2006 the Company had prepaid federal and state income taxes totaling $44,000 reflected in the consolidated balance sheet in prepaid expenses and other current assets. At December 31, 2007, the Company had a federal and state income tax liability of $1,371,000 and $433,000 in related federal benefit in deferred charges and other assets. Upon the initial adoption of FIN 48, the Company recorded a net cumulative effect adjustment to retained earnings as of January 1, 2007 (which increased retained earnings by $524,000 as of such date) primarily related to certain previously unrecognized tax benefits that did not meet the criteria for recognition upon adoption of FIN 48.

The Company is no longer subject to federal and state income tax examination by tax authorities for years before 2004.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding both interest and any related federal benefits) is as follows:

(Thousands of dollars)
Balance at January 1, 2007	$230
Increases related to current year tax positions	1,236
Lapse of statute	(84)

Balance at December 31, 2007	$1,382

If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $942,000 would benefit the effective tax rate. Depending upon examinations by tax authorities or the expiration of the statute of limitations, it is reasonably possible that the related unrecognized tax benefits for tax positions previously taken may decrease by up to $1,284,000 within the next twelve months. The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control. The amount included in current taxes payable for state uncertain tax positions may be reclassified to a long-term item in the subsequent year. The Company’s policy is to recognize

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 11 – Income Taxes (cont.)

interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the year ended December 31, 2007, the Company recognized approximately $2,700 in interest expense from these items. The Company had approximately $42,000 accrued in deferred revenue and other accrued liabilities for interest and penalties at December 31, 2007.

Note 12 – Stockholders Rights Plan

The Company has a Stockholders Rights Plan (“Rights Plan”), which provides for each eligible common shareholder to receive a dividend of one preferred stock purchase right (“Right”) for each outstanding share of the Company’s common stock held. On October 19, 2006, the Company’s Board of Directors amended the Rights Plan to, among other items, extend its term to December 31, 2016, and to increase the exercise price of the rights to $200 per share. The Rights will detach from the common stock and become exercisable: (1) following a specified period of time after the date of the first public announcement that a person or group of affiliated or associated persons (“Acquiring Person”), has become the beneficial owner of 15 percent or more of the Company’s common stock or (2) following a specified amount of time of the commencement of a tender or exchange offer by any Acquiring Person, which would, if consummated, result in such persons becoming the beneficial owner of 15 percent or more of the Company’s common stock. In either case, the detachment of the Rights from the common stock is subject to extension by a majority of the directors of the Company. The Rights have certain anti-takeover effects and will cause substantial dilution to any Acquiring Person that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired. The Rights are not intended to prevent a takeover, but rather are designed to enhance the ability of the Board of Directors of the Company to negotiate with an acquiror on behalf of all the shareholders. Other terms of the Rights are set forth in, and the foregoing description is qualified in its entirety by, the Rights Agreement between the Company and Harris N.A. (formerly known as Harris Trust and Savings Bank), as Rights Agent.

Note 13 – Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2007 and 2006. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	2007		2006
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current maturities	$(70,000)	(77,216)	(70,000)	(70,657)
Guarantees	$(1,207)	(1,207)	(1,898)	(1,898)

Long-term debt, including current maturities — The fair value is estimated by discounting the scheduling debt payment streams to present value based on current rates at which the Company could borrow funds with similar remaining maturities.

Guarantees — The carrying amount approximates its fair value.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 14 – Concentration of Credit Risks

Financial instruments which potentially subject the Company to credit risk are trade accounts receivable. These receivables normally arise from the sale of wood products and real estate. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company’s customer base. No single recurring customer accounted for a significant amount of the Company’s sales of wood products or real estate in 2007, 2006, or 2005. At December 31, 2007 and 2006, there was no significant accounts receivable from a single customer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to support accounts receivable.

Note 15 – Employee and Retiree Benefit Plans

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

	Funded Qualified Retirement Plan		Unfunded Nonqualified Retirement Plan		Other Postretirement Plans
(Thousands of dollars)	2007	2006	2007	2006	2007	2006
Change in projected benefit obligation
Benefit obligation at January 1	$22,750	21,213	3,187	2,726	10,450	9,737
Service cost	1,042	962	138	70	292	550
Interest cost	1,288	1,152	175	143	451	525
Participant contributions	—	—	—	—	—	61
Plan amendment	—	—	—	—	(1,853)	—
Actuarial (gain)/loss	(1,967)	(37)	(221)	490	(751)	34
Benefits paid	(606)	(540)	(230)	(242)	(426)	(457)

Benefit obligation at December 31	$22,507	22,750	3,049	3,187	8,163	10,450

Change in plan assets
Fair value of plan assets at January 1	$16,348	14,442	—	—	—	—
Actual return on plan assets	2,525	1,305	—	—	—	—
Employer contributions	1,474	1,313	230	242	426	396
Participant contributions	—	—	—	—	—	61
Benefits paid	(606)	(540)	(230)	(242)	(426)	(457)
Expenses	(76)	(172)	—	—	—	—

Fair value of plan assets at December 31[1]	$19,665	16,348	—	—	—	—

Funded status of plans	$(2,842)	(6,402)	(3,049)	(3,187)	(8,163)	(10,450)

Assumptions
Weighted average discount rate	6.33%	5.75%	6.33%	5.75%	6.25%	5.50%
Rate of compensation increase	5.28%	4.60%	5.28%	4.60%	N/A	N/A

[1]	Primarily includes listed stocks and bonds, government securities, and U.S. agency bonds.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 15 – Employee and Retiree Benefit Plans (cont.)

	Funded Qualified Retirement Plan		Unfunded Nonqualified Retirement Plan		Other Postretirement Plans
(Thousands of dollars)	2007	2006	2007	2006	2007	2006
Amounts recognized in the balance sheet
Noncurrent liability	$(2,842)	(6,402)	(3,049)	(3,187)	(8,163)	(10,450)
Deferred income taxes – net	$979	1,884	222	317	(173)	886
Accumulated other comprehensive income	$1,517	3,254	345	492	(269)	1,374

Amounts recognized in accumulated other comprehensive income
Funding after measurement date	$575	257	66	60	—	—
Net unrecognized loss	1,688	4,802	577	836	1,192	2,053
Unrecognized prior service cost (credit)	233	295	(76)	(87)	—	166
Plan amendment	—	—	—	—	(1,654)	—
Tax effects of changes	(979)	(2,100)	(222)	(317)	193	(845)

	$1,517	3,254	345	492	(269)	1,374

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

(Thousands of dollars)	2007	2006	2005
Funded qualified retirement plan
Service cost	$1,042	962	813
Interest cost	1,288	1,152	1,067
Expected return on plan assets	(1,246)	(1,108)	(962)
Amortization of prior service cost	62	62	62
Amortization of actuarial loss	201	241	144

Net retirement expense	$1,347	1,309	1,124

Unfunded nonqualified retirement plan
Service cost	$138	70	23
Interest cost	175	142	161
Amortization of prior service credit	(11)	(11)	(11)
Amortization of actuarial loss	41	7	7

Net periodic benefit cost	$343	208	180

Other postretirement benefits
Service cost	$292	550	478
Interest cost	451	525	502
Amortization of prior service cost	—	18	18
Amortization of plan amendment	(199)	—	—
Amortization of actuarial loss	109	79	50

Net other postretirement benefits expense	$653	1,172	1,048

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 15 – Employee and Retiree Benefit Plans (cont.)

	2007	2006	2005
Assumptions – pension plans
Weighted average discount rate	6.33%	5.75%	6.00%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	5.28%	4.60%	4.60%

Assumptions – other postretirement
Weighted average discount rate	5.50%	5.50%	6.00%

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Funding after measurement date	$(325)	—	—
Net unrecognized loss	4,234	560	(531)
Unrecognized prior service cost (credit)	217	(69)	(69)
Plan amendment	1,654	—
Tax effects of changes	(2,253)	(193)	210

Total recognized in other comprehensive income	$3,527	298	(390)

The estimated net loss and net prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $22,000 and $51,000, respectively. The estimated net loss and plan amendment for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $35,000 and $199,000, respectively.

The discount rate assumption used by the Company to measure benefit obligations and net periodic expenses is based on the estimated interest rate at which the benefit obligations of its plans can be settled. In determining the discount rate as of the measurement date of its plans for 2006 and 2005, the Company considered corporate bonds with ratings of AAA or AA, which are deemed high quality, as well as the general level of interest rates since the last measurement date. For 2007, the Company used a discount rate durational study of OPEB liabilities to determine an appropriate discount rate.

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

Retirement Plans — The accumulated benefit obligation for the Company’s retirement plans were $20,670,000 at December 31, 2007 and $20,197,000 at December 31, 2006. For the Company’s qualified plan, the projected benefit obligation (“PBO”) exceeded the fair value of plan assets by $2,843,000 and $6,402,000 at December 31, 2007 and 2006, respectively. The Company does not fund its nonqualified plan; therefore, this plan has no assets. The PBO for this nonqualified plan was $3,049,000 at year-end 2007 and $3,187,000 at year-end 2006.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 15 – Employee and Retiree Benefit Plans (cont.)

The weighted average asset allocation for the Company’s qualified retirement plan at December 31, 2007 and 2006, by asset category, consisted of the following:

	2007 Target Allocation	2007	2006 Target Allocation	2006
Equity securities	45-65%	68%	45-65%	69%
Debt securities (including cash equivalents)	35-55%	32%	35-55%	31%

		100%		100%

Equity securities generally consist of common stocks. Investments in debt securities are limited to U.S. government securities and high quality corporate bonds. Cash equivalents are limited to U.S. government obligations.

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

The current funding status of the qualified retirement plan is expected to require the Company to make a contribution during 2008 of $896,000. Deltic expects to contribute $225,000 in 2008 to fund benefits to be paid from its nonqualified retirement plan. Estimated benefits to be paid from the retirement plans amount to $860,000 in 2008; $915,000 in 2009; $961,000 in 2010; $1,032,000 in 2011; $1,143,000 in 2012; and $7,453,000 in the period 2013 through 2017.

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

During the third quarter of 2004, Deltic applied the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to its obligation under the Company’s other postretirement benefits plan. The prescription drug benefits offered by the Company’s plan were determined to be at least actuarially equivalent to those provided with the Act, which qualifies the plan to receive federal subsidy payments under Medicare Part D. Estimated benefit payments to be paid by the Company for other postretirement benefits, net of the expected Medicare Part D subsidy, amount to $470,000 in 2008; $504,000 in 2009; $560,000 in 2010; $567,000 in 2011; $574,000 in 2012; and $3,169,000 in the period 2013 through 2017. The Company expects to contribute approximately $470,000 to its other postretirement benefit plans in 2008. Effective January 1, 2007, Deltic no longer offers prescription drug coverage under its other postretirement benefits plan to post-65 retirees.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 15 – Employee and Retiree Benefit Plans (cont.)

In determining the benefit obligation for health care at December 31, 2007, health care inflation cost was assumed to increase at an annual rate of eight percent in 2008, then decreasing one percent per year to an ultimate cost trend rate of five percent in 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point increase in the assumed health care cost trend would increase the aggregate service and interest cost components of periodic benefit cost for 2007 by $105,000 and the benefit obligation by $901,000, while a one percentage-point decrease in the assumed rate would decrease the 2007 cost components by $86,000 and the benefit obligation by $761,000.

The Company adopted the recognition and disclosure provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – An Amendment of FASB Statement No. 87, 88, 106 and 132 (R)” as of December 31, 2006, which require that the funded status of defined benefit pension and other postretirement plans be fully recognized in the balance sheet. The incremental effects of applying SFAS No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006, are as follows:

	Before Application	Adjustments	After Application
Deferred charges and other assets	$295	295	—
Other noncurrent liabilities	(21,619)	(8,001)	(29,620)
Deferred income taxes – net	(7,458)	3,280	(4,178)
Accumulated other comprehensive income	104	5,016	5,120
Stockholders’ equity	(212,497)	5,016	(207,481)

The adjustments for other noncurrent liabilities as of December 31, 2006, consist of the following retirement plans:

Funded qualified retirement plan	$5,031
Unfunded nonqualified retirement plan	710
Other postretirement plan	2,260

$8,001

The measurement date used by the Company for the recognition provision of SFAS No. 158 was September 30, 2007 and 2006, for years ending December 31, 2007 and 2006, respectively. The measurement provision of SFAS No. 158 will be effective for the Company for its December 31, 2008 year-end.

Thrift Plan — Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s allotment. Company contributions to this plan were $588,730 in 2007, $653,000 in 2006, and $625,000 in 2005.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 16 – Incentive Plans

Stock Incentive Plan

On April 25, 2002, the Company’s shareholders approved the Deltic Timber Corporation 2002 Stock Incentive Plan (“the 2002 Plan”). The 2002 Plan replaced the 1996 Stock Incentive Plan (“the 1996 Plan”), which was terminated. At December 31, 2007, remaining outstanding options under the 1996 Plan totaled 25,179 shares, all of which were exercisable. Outstanding options under the 1996 Plan will expire from 2008 to 2011 if not exercised and have an average exercise price of $25.23 based on the fair market value at date of grant.

The 2002 Plan permits annual awards of shares of the Company’s common stock to executives, other key employees, and nonemployee directors. Under the plan, the Executive Compensation Committee (“the Committee”) is authorized to grant: (1) stock options; (2) restricted stock and restricted stock units; (3) performance units; and (4) other stock-based awards, including stock appreciation rights and rights to dividends and dividend equivalents. The number of shares available for issuance under the 2002 Plan is 1,800,000 shares unless adjustment is determined necessary by the Committee as the result of dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At December 31, 2007, 1,282,848 of these 1,800,000 shares were available for award under the 2002 Plan. No participant in the 2002 Plan may receive options and stock appreciation rights in any calendar-year that relates to more than 50,000 shares, and the maximum number of shares which may be awarded as restricted stock and restricted stock units or other stock-based awards is 180,000 shares. The Company has a policy of issuing treasury stock to satisfy all share-based incentive plans. The cost of stock-based compensation is reflected in general and administrative expenses on the consolidated statements of income and amounted to $2,676,000 in 2007, $1,207,000 in 2006, and $1,179,000 in 2005. (For additional information regarding the Company’s stock-based compensation, including the effect on net income/(loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 (R) for 2005, see Note 1 – Significant Accounting Policies.)

Stock Options — For each option granted under the 2002 Plan, the Committee fixes the option price at not less than fair market value on the date of the grant and the option term, not to exceed 10 years from date of grant. The resulting fixed stock-based compensation cost was recognized over the vesting period for these options. New options granted in 1997 and 1998 were for ten years and primarily incentive. Options granted since 1998 have been for ten years and nonqualified. All outstanding options have an option price not less than the market value on the grant date, with a range in option prices of $22.0625 to $53.75 per share. For options granted in 1997, exclusive of replacement options, one-half could be exercised or surrendered after two years and the remainder after three years. For options granted from 1998 through 2001, one-half could be exercised or surrendered after one year and the remainder after three years. During 2003, the Company granted options for 129,750 shares. For 121,750 shares granted in 2003, one-half could be exercised or surrendered after one year and the remainder after three years. The remaining 8,000 shares awarded to nonemployee directors at an option price of $24.31 in 2003, were vested immediately when awarded. During 2004, the Company granted options for 39,687 shares, at an option price of $32.565, one-fourth may be exercised or surrendered after each one-year period over the subsequent four years from issuance. The Company granted options for 36,160 shares in 2005 at an option price of $44.355, one-fourth may be exercised or surrendered after each one-year period over the subsequent four years from issuance. The Company granted options for 30,956 shares in 2006 at an option price of

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 16 – Incentive Plans (cont.)

$53.75, one-fourth may be exercised or surrendered after each one-year period over the subsequent four years from issuance. The Company granted options for 35,344 shares in 2007 at an average option price of $54.15; one-fourth may be exercised or surrendered after each one-year period over the subsequent four years from issuance.

Stock Options – A summary of stock options as of December 31, 2007, and changes during the year ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ( $ 000)
Outstanding at January 1, 2007	255,031	$33.25
Granted	35,344	54.15
Exercised	(37,133)	26.93
Forfeited/expired	(3,430)	39.30

Outstanding at December 31, 2007	249,812	$37.06	5.1	$3,605

Exercisable at December 31, 2007	182,619	$32.22	3.9	$3,519

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2007, 2006, and 2005 was $15.78, $16.24, and $15.35, respectively. The intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $1,095,000, $2,291,000, and $1,462,000, respectively.

Additional information about stock options outstanding at December 31, 2007, consisted of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Average Life in Years	Average Exercise Price	Number of Options	Average Exercise Price
$22.0625 - $ 29.2950	123,804	3.8	$27.55	123,804	$27.55
$32.5650 - $ 50.0000	62,169	5.1	38.64	43,308	37.92
$51.0000 - $ 57.0300	63,839	7.6	53.97	15,507	53.62

	249,812	5.1	37.06	182,619	32.22

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 16 – Incentive Plans (cont.)

A summary of unvested restricted stock as of December 31, 2007, and changes during the year then ended are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2007	48,522	$41.74
Granted	19,006	53.01
Vested	—	—
Forfeited	(828)	44.43

Unvested at December 31, 2007	66,700	$44.91

As of December 31, 2007, there was $1,169,000 of unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.5 years. No shares of restricted stock vested during the year ended December 31, 2007.

Performance Units — Performance units granted under the 2002 Plan may be denominated in cash, common shares, other securities, other awards allowed under the 2002 Plan, or other property and shall confer on the holder thereof rights valued as determined by the Committee and payable to, or exercisable by, the holder, in whole or in part, upon achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the 2002 Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance unit granted, and any payment or transfer to be made pursuant to any performance unit shall be determined by the Committee. During 2007, 2006, and 2005, the Company issued performance units in the form of restricted stock with specified performance requirements. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason.

A summary of unvested restricted stock performance units as of December 31, 2007, and changes during the year then ended are presented below:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at January 1, 2007	36,999	$43.52
Granted	10,570	55.97
Vested	—	—
Forfeited	(947)	46.06

Unvested at December 31, 2007	46,622	$46.29

As of December 31, 2007, there was $783,000 of unrecognized compensation cost related to unvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 1.5 years. No shares of restricted performance stock vested during the year ended December 31, 2007.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 16 – Incentive Plans (cont.)

During 2007 two executives retired. The Company compensation committee granted them a modification in their employment continuation requirement. The Company recognized incremental stock-based compensation expense of $1,076,000 for restricted stock awards and $177,000 for stock options in 2007 related to the modification of these awards.

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

Incentive Compensation Plan

Cash Awards — The Company has an incentive compensation plan that provides for annual cash awards to officers and key employees based on actual results for a year compared to objectives established by the Executive Compensation Committee, which administers the Plan, at the beginning of that year. The Company recorded expenses for cash incentive awards of $825,000, $928,000, and $1,571,000, in 2007, 2006, and 2005, respectively. The Company had accrued provisions for cash incentive awards totaling $852,000 and $900,000 at December 31, 2007 and 2006, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities.

Note 17 – Supplemental Cash Flows Disclosures

Income taxes paid, net of refunds, were $4,885,000, $8,516,000, and $10,654,000 in 2007, 2006, and 2005, respectively. Interest paid was $5,028,000, $4,931,000, and $5,478,000 in 2007, 2006, and 2005, respectively. Capitalized interest was $769,000 and $1,184,000 during 2007 and 2006, respectively. No interest was capitalized in 2005. (For additional information, see Note 19 – Staff Accounting Bulletin No. 108.) Noncash investing and financing activities excluded from the consolidated statement of cash flows was the noncash issuance of restricted stock awards in the amount of $681,000 in 2007 and $528,000 in 2006.

(Increases)/decreases in operating working capital other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

(Thousands of dollars)	2007	2006	2005
Trade accounts receivable	$206	2,057	278
Other receivables	611	(420)	(59)
Inventories	(1,032)	2,551	(2,110)
Prepaid expenses and other current assets	(24)	1,726	(919)
Trade accounts payable	(1,355)	(2,406)	2,572
Accrued taxes other than income taxes	65	577	11
Deferred revenues and other accrued liabilities	2,870	367	1,474

	$1,341	4,452	1,247

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 17 – Supplemental Cash Flows Disclosures (cont.)

Cash flows provided by other operating activities included an increase in deferred long-term mineral lease bonus revenue of $495,000 in 2007, $2,364,000 in 2006, and $1,258,000 in 2005. Also included in other operating cash flows for 2005 was $3,830,000 in cash proceeds from property condemnation proceedings. (For additional information regarding the 2005 property condemnation, see Note 21 – Commitments and Contingencies.)

Note 18 – Earnings per Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

(Thousands of dollars, except per share amounts)	2007	2006	2005
Net income	$11,111	11,323	14,518

Weighted average number of common shares used in basic EPS	12,473	12,398	12,260
Effect of dilutive stock awards	77	79	97

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,550	12,477	12,357

Earnings per common share
Basic	$.89	.91	1.18
Assuming dilution	$.89	.89	1.17

Note 19 – Staff Accounting Bulletin No. 108

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

The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of accumulated misstatements relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. Effective for the fiscal year ended December 31, 2006, the Company adopted SAB 108. In accordance with SAB 108, the Company has adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements for the items described below. The Company considers these adjustments to be immaterial to prior period income statements.

Prior to SAB 108, the Company only capitalized interest for qualifying assets constructed or otherwise produced for which interest on directly associated debt was incurred. Capitalized interest was then added to the cost of the underlying assets and was

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 19 – Staff Accounting Bulletin No. 108 (cont.)

amortized accordingly. Potential uncapitalized interest and any amortization expense in any one year were deemed immaterial by management.

In reaching that determination, the following quantitative measures were considered:

Year	Net After-Tax Effect of Adjustment	Reported Net Income/(Loss)	Percent of Reported Net Income/(Loss)
2005	$28,000	14,518,000	0.19%
2004	158,000	11,093,000	1.42%
2003	(93,000)	8,194,000	1.14%
2002	463,000	(13,881,000)	3.34%
1997-2001	1,211,000	59,505,000	2.04%

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

The Company’s accounting policy for amortizing deferred charges was not consistent with GAAP. The cumulative effect for correcting the amortization policy was an increase in deferred charges of $103,000, an increase in deferred income taxes payable amounting to $40,000, and an increase in retained earnings of $63,000 at January 1, 2006, on the accompanying 2006 consolidated balance sheet.

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

Note 20 – Business Interruption and Involuntary Conversion

On August 9, 2007, the Company experienced a fire in the planer section of its operating facility in Waldo, Arkansas that injured three individuals and caused operations to temporarily cease. The Company was adequately insured under its workers compensation policy for the personal injury of the three individuals. The Waldo facility became fully operational in late October 2007.

The Company maintains business interruption insurance coverage. The Company received cash business interruption proceeds from its insurance carrier of $3,352,000. The Company recorded $2,166,000 of direct expenses normally included in cost of sales, and $1,186,000 was recorded as other operating income from business interruption insurance proceeds in the Company’s consolidated statement of income.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 20 – Business Interruption and Involuntary Conversion (cont.)

The Company had adequate property damage insurance coverage to enable it to recover the replacement cost of its property and equipment that was destroyed by the fire. During the fourth quarter of 2007, the Company received cash proceeds of $2,475,000 for property damage, including $484,000 for contents and repair cost, and $1,991,000 for replacement cost of a new planer. After a write-off of basis in the amount of $105,000 for the old planer, the Company recognized a gain from the involuntary conversion of assets in the amount of $1,887,000. All of the Company’s insurance proceeds were reinvested to fully restore the Waldo operations.

Note 21 – Commitments and Contingencies

Commitments — Commitments for capital expenditures at December 31, 2007, were approximately $600,000 for reforestation and road construction; $1,400,000 for land acquisitions; $185,000 for property, plant, and equipment; and $3,000,000 for investment in real estate held for development and sale.

Contingencies — The Company has various contingencies related to its investment in Del-Tin Fiber and has either recorded such contingencies into its financial statements or disclosed the conditions of the contingency as required by SFAS No. 5, “Accounting for Contingencies”, and FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34”. (For additional information, see Note 4 – Investment in Del-Tin Fiber.)

On March 28, 2007, the Company and Central Arkansas Water (“CAW”), a consolidated waterworks, entered into a full and complete settlement of a pending condemnation litigation involving 680.06 acres of real property located within the watershed of Lake Maumelle in western Pulaski County, Arkansas. Approximately 640 acres were part of the Company’s planned real estate development, The Ridges at Nowlin Creek. The Company will continue to assess the viability of proceeding with the remaining part of its The Ridges of Nowlin Creek planned development. Under the terms of the settlement, CAW has paid the Company $8,175,000 (approximately $12,021 per acre) for the land, and granted the Company a 90-year option to repurchase the land for the same amount should CAW determine the land is not needed for watershed protection or if it ceases to use the land for such purpose. During the three months ended March 31, 2007, the Company recorded sales revenues of $8,175,000 and related costs of $675,000 for a net operating gain of $7,500,000 on this transaction.

The Company is also involved in other litigation incidental to its business from time to time. Currently, there are no material other legal proceedings outstanding.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 22 – Business Segments

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

Real Estate operations, which include real estate developments, add value to former timberland by developing it into upscale, planned residential and commercial developments. These developments, which are generally centered around a core amenity, are being developed in stages. Historically, real estate sales have consisted primarily of residential lots sold to builders or individuals, commercial site sales, and sales of undeveloped acreage. In addition, this segment currently leases retail and office space to third parties in a retail center constructed by the Company, and held for sale, in one of its developments. This segment also manages: (1) a real estate brokerage subsidiary which generates commission revenue by reselling existing homes and (2) a country club operation, Chenal Country Club, Inc., around which the Company’s Chenal Valley development is centered. This club operation derives its revenues from membership services, food and beverage sales, and membership dues.

Corporate operations consist primarily of senior management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. The Company currently does not allocate the cost of maintaining these support functions to its operating units.

The accounting policies of the reportable segments are the same as those described in Note 1 – Significant Accounting Policies. The Company evaluates the performance of its segments based on operating income before results of: Del-Tin Fiber, an equity method investee; interest income and expense; other nonoperating income or expense; and income taxes. Intersegment revenues consist primarily of timber sales from the Woodlands segment to the Mills operations.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 22 – Business Segments (cont.)

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	2007	2006	2005
Net sales
Woodlands	$39,567	37,667	35,057
Mills[4]	79,341	101,879	121,237
Real Estate	30,252	35,507	33,008
Eliminations[1]	(20,905)	(21,941)	(20,952)

	$128,255	153,112	168,350

Income/(loss) before income taxes
Operating income
Woodlands	$24,814	22,538	22,421
Mills[4]	(2,997)	(5,340)	6,296
Real Estate	13,050	13,948	10,697
Corporate	(14,323)	(13,099)	(12,751)
Eliminations	(585)	674	(406)

Operating income	19,959	18,721	26,257
Equity in Del-Tin Fiber	1,679	2,872	(13)
Interest income	823	452	198
Interest and other debt expense	(4,369)	(4,231)	(5,758)
Other income	345	290	32

	$18,437	18,104	20,716

Total assets at year-end
Woodlands	$206,280	208,086	210,905
Mills	45,472	43,879	45,918
Real Estate	49,604	47,496	42,150
Corporate[2,3]	27,388	24,805	17,354

	$328,744	324,266	316,327

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$6,212	6,362	4,913
Mills	7,433	6,832	5,818
Real Estate	582	573	575
Corporate	105	7	173

	$14,332	13,774	11,479

Capital expenditures
Woodlands	$4,978	3,333	7,062
Mills	5,345	8,763	10,732
Real Estate	10,171	15,612	15,379
Corporate	74	59	74

	$20,568	27,767	33,247

[1]	Primarily intersegment sales of timber from Woodlands to Mills.
[2]

Includes investment in Del-Tin Fiber, an equity method investee, of $7,017,000, $5,250,000, and $4,186,000 at December 31, 2007, 2006, and 2005, respectively. (For additional information, see Note 4 – Investment in Del-Tin Fiber.)

[3]	Includes balance of timberland sale proceeds held by trustee of $805,000 as of December 31, 2007, $111,000 as of December 31, 2006, and zero in 2005.
[4]

During 2007, the Company experienced a fire in the planer section of its Waldo Mill that affected the operating results. (For further information, see Note 20 – Business Interruption and Involuntary Conversion.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 23 – Financial Results by Quarter (Unaudited)

(Thousands of dollars, except per share amounts)

	2007
	First Quarter[2]	Second Quarter	Third Quarter[3]	Fourth Quarter[3]	Year
Net sales	$40,377	37,905	25,528	24,445	128,255
Gross profit	15,390	8,875	3,935	4,065	32,265
Operating income	11,683	4,315	766	3,195	19,959
Net income	6,649	2,538	245	1,679	11,111
Earnings per common share
Basic	$.53	.20	.02	.13	.89
Assuming dilution	$.53	.20	.02	.13	.89
Dividends per common share	$.075	.075	.075	.075	.300
Market price per common share
High	$56.60	57.87	62.83	59.83	62.83
Low	46.15	47.03	50.91	45.46	45.46
Close, at period-end	47.96	54.82	56.92	51.49	51.49

	2006
	First Quarter[1]	Second Quarter[1]	Third Quarter[1]	Fourth Quarter	Year
Net sales	$41,246	41,410	43,698	26,758	153,112
Gross profit	11,080	9,103	12,318	394	32,895
Operating income	7,261	5,005	9,030	(2,575)	18,721
Net income/(loss)	3,968	2,984	6,389	(2,018)	11,323
Earnings per common share
Basic	$.32	.24	.52	(.16)	.91
Assuming dilution	$.32	.24	.51	(.16)	.89
Dividends per common share	$.075	.075	.075	.075	.300
Market price per common share
High	$60.60	60.99	56.87	56.28	60.99
Low	50.01	51.99	45.20	47.02	45.20
Close, at period-end	60.60	56.37	47.66	55.78	55.78

[1]

Adjusted to reflect the application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” (For additional information, see Note 19 – Staff Accounting Bulletin No. 108.)

[2]	First quarter results reflect the settlement of the litigation with Central Arkansas Water. (For additional information, see Note 21 – Commitments and Contingencies.)
[3]	Third and fourth quarter results reflect the impact of the planer fire at Waldo. (For additional Information, see Note 20 – Business Interruption and Involuntary Conversion.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 23 – Financial Results by Quarter (Unaudited) (cont.)

(Thousands of dollars, except per share amounts)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$39,435	45,980	36,827	46,108	168,350
Gross profit	9,656	13,203	7,974	9,138	39,971
Operating income	6,332	10,096	4,610	5,218	26,257
Net income	2,547	6,373	3,238	2,360	14,518
Earnings per common share
Basic	$.21	.52	.26	.19	1.18
Assuming dilution	$.21	.52	.26	.19	1.17
Dividends per common share	$.0625	.0625	.0750	.0750	.2750
Market price per common share
High	$45.90	39.80	46.05	52.04	52.04
Low	39.10	35.39	37.61	43.61	35.39
Close, at period-end	39.10	38.03	46.05	51.86	51.86

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

The Company’s consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who have expressed their opinion with respect to the fairness of the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Audit Committee of the Board of Directors (“the Audit Committee”) appoints the independent auditors; ratification of the appointment is solicited annually from the shareholders.

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

/s/ Ray C. Dillon	/s/ Kenneth D. Mann

Ray C. Dillon	Kenneth D. Mann
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 6, 2008	March 6, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders

Deltic Timber Corporation:

The management of Deltic Timber Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Deltic’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2007, based on the criteria in Internal Control – Integrated Framework issued by COSO.

/s/ Ray C. Dillon	/s/ Kenneth D. Mann
Ray C. Dillon	Kenneth D. Mann
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 6, 2008	March 6, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also as discussed in Note 1, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123(R), Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements and, effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
March 6, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited Deltic Timber Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Deltic Timber Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 6, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
March 6, 2008

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

Based on their evaluation as of December 31, 2007, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Deltic conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2007.

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

The sections entitled “Nominees For Election as Directors”, “Directors Whose Term of Office Continue”, and “Committees of the Board of Directors” appearing in the Registrant’s proxy statement for the annual meeting of shareholders to be held on April 24, 2008, sets forth certain information with respect to the directors of the registrant, including directors who serve on the Company’s Audit Committee and who have been designated an Audit Committee financial expert, and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

The sections entitled “Procedures for Stockholder Nominations and Proposals” and “Corporate Governance” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held April 24, 2008 sets forth certain information respectively in regards to applicable procedures for stockholders to submit director nominations and proposals and the Company’s Code of Business Conduct and Ethics and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 24, 2008, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2007, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 24, 2008, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2007, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

The following table sets forth information as of December 31, 2007, with respect to Deltic common stock issuable under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, or rights (a.)	Weighted average exercise price of all outstanding options, warrants, or rights, (b.)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities included in (a.)] (c.)
Equity compensation plans approved by security holders	249,812	$37.06	1,282,848
Equity compensation plans not approved by security holders	—	—	—

	249,812	$37.06	1,282,848

Item 13.	Certain Relationships and Related Transactions

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 24, 2008, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2007, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting to be held on April 24, 2008, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2007, which will set forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	Financial Statements, Schedules and Exhibits.

1.	Consolidated Financial Statements.

Consolidated Balance Sheets - December 31, 2007 and 2006.

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006, and 2005.

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

3.	Exhibits.

3	Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Deltic Timber Corporation as of December 17, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

3.2	Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

4	Instruments Defining the Rights of Security Holders.

4.1	Rights Agreement dated as of December 11, 1996, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and subsequently amended with Amendment No. 1 dated October 15, 1998, and Amendment No. 2 dated October 19, 2006).

10	Material contracts.

10.1	Deltic Timber Corporation 2002 Stock Incentive Plan (to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.2	Distribution Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.4	Credit facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.5	Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.6	Fiber Supply Agreement dated February 21, 1995, with Del-Tin Fiber L.L.C. (incorporated by reference to Exhibit 10.2 to Registrant’s Registration of Securities Report on Form 10).

10.7	Note Purchase Agreement dated December 18, 1998 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Selective Sections of Del-Tin Fiber L.L.C.’s Project Credit Agreement dated November 23, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Revolving Credit Agreement dated June 20, 2001 (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.10	Note Purchase Agreement dated December 20, 2002, (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	First Amended and Restated Revolving Credit Agreement dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.12	Guarantee Agreement between Deltic Timber Corporation and SunTrust Bank related to the Del-Tin Fiber Credit Agreement dated August 26, 2004 (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.14	Non Qualified Stock Option Form (incorporated by reference to Exhibit 10.14 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.15	Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.16	Performance Based Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.16 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.17	Change-in-Control and Involuntary Severance Agreement with CEO (incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.18	Change-in-Control Agreement with CEO Direct Reports (incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.19	Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.20	Deltic Timber Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.21	Amended and Restated Note Purchase Agreement dated March 30, 2007 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.22	First Amendment to the Revolving Credit Agreement dated August 7, 2007 (incorporated by reference to Exhibit 10.21 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

21	Subsidiaries of the Registrant, included elsewhere herein.

23	Consents of Independent Registered Public Accounting Firm.

23.1	Consent of Independent Registered Public Accounting Firm related to reports on financial statements and internal control over financial reporting of Deltic Timber Corporation, included elsewhere herein.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

99	Form 11-K, Annual Report for the fiscal year ended December 31, 2007, covering Thrift Plan of Deltic Timber Corporation. To be filed as an amendment of this Annual Report on Form 10-K, not later than 180 days after December 31, 2007.

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date: March 6, 2008
Ray C. Dillon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Robert C. Nolan	/s/ Ray C. Dillon
Robert C. Nolan, Chairman and Director	Ray C. Dillon, President and Chief
Executive Officer and Director
(Principal Executive Officer)

/s/ Randolph C. Coley	/s/ O.H. Darling, Jr.
Randolph C. Coley, Director	O. H. Darling, Jr., Director

/s/ Christoph Keller, III	/s/ David L. Lemmon
Christoph Keller, III, Director	David L. Lemmon, Director

/s/ R. Madison Murphy	/s/ R. Hunter Pierson, Jr.
R. Madison Murphy, Director	R. Hunter Pierson, Jr., Director

/s/ J. Thurston Roach	/s/ Robert B. Tudor
J. Thurston Roach, Director	Robert B. Tudor, Director

/s/ Kenneth D. Mann	/s/ Byrom L. Walker
Kenneth D. Mann, Vice President,	Byrom L. Walker, Controller
Treasurer and Chief Financial Officer	(Principal Accounting Officer)
(Principal Financial Officer)