Form 10-Q
period 2008-03-31
DELTIC TIMBER CORP
filed 2008-05-08
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐    No  ☒.

Number of shares of Common Stock, $.01 Par Value, outstanding at March 31, 2008, was 12,444,950.

TABLE OF CONTENTS - FIRST QUARTER 2008 FORM 10-Q REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited)
	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$6,412	10,673
Trade accounts receivable, net of allowance for doubtful accounts of $53 and $52, respectively	4,012	3,941
Other receivables	188	161
Inventories	6,214	6,156
Prepaid expenses and other current assets	3,574	2,302

Total current assets	20,400	23,233

Investment in real estate held for development and sale	46,259	46,048
Investment in Del-Tin Fiber	7,492	7,017
Other investments and noncurrent receivables	2,539	2,445
Timber and timberlands—net	210,112	208,428
Property, plant, and equipment—net	39,216	39,214
Deferred charges and other assets	2,345	2,359

Total assets	$328,363	328,744

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$2,301	2,660
Current maturities of long-term debt	3,333	3,333
Accrued taxes other than income taxes	2,033	1,650
Income taxes payable	1,047	1,371
Deferred revenues and other accrued liabilities	7,215	6,934

Total current liabilities	15,929	15,948

Long-term debt, excluding current maturities	66,667	66,667
Deferred tax liabilities—net	7,221	6,800
Guarantee of indebtedness of Del-Tin Fiber	1,035	1,207
Other noncurrent liabilities	19,830	20,036
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	76,124	76,637
Retained earnings	153,771	155,299
Treasury stock	(10,746)	(12,385)
Accumulated other comprehensive income	(1,596)	(1,593)

Total stockholders’ equity	217,681	218,086

Total liabilities and stockholders’ equity	$328,363	328,744

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net sales	$27,822	40,377

Costs and expenses
Cost of sales	20,588	20,928
Depreciation, amortization, and cost of fee timber harvested	3,767	4,059
General and administrative expenses	3,743	3,707

Total costs and expenses	28,098	28,694

Operating income/(loss)	(276)	11,683

Equity in earnings of Del-Tin Fiber	714	248
Interest income	109	153
Interest and other debt expense	(1,275)	(1,340)
Interest capitalized	149	140
Other income/(expense)	67	127

Income/(loss) before income taxes	(512)	11,011

Income tax benefit/(expense)	144	(4,362)

Net income/(loss)	$(368)	6,649

Earnings/(loss) per common share
Basic	$(.03)	.53
Assuming dilution	$(.03)	.53
Dividends declared per common share	$.075	.075

Average common shares outstanding (thousands)	12,413	12,464

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income/(loss)	$(368)	6,649
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	3,767	4,059
Deferred income taxes	677	2,019
Real estate costs recovered upon sale	534	1,702
Equity in earnings of Del-Tin Fiber	(714)	(248)
Stock-based compensation expense	373	443
Net increase/(decrease) in liabilities for pension and other postretirement benefits	(16)	166
Net increase/(decrease) in deferred compensation for stock-based liabilities	(734)	(607)
(Increase)/decrease in operating working capital other than cash and cash equivalents	(1,239)	1,696
Other—net	(387)	(4,209)

Net cash provided by operating activities	1,893	11,670

Investing activities
Capital expenditures	(5,573)	(6,629)
Net change in purchased stumpage inventory	(520)	(909)
Advances to Del-Tin Fiber	(1,718)	(646)
Distributions from Del-Tin Fiber	1,785	650
Net change in funds held by trustee	(175)	111
Other—net	232	417

Net cash required by investing activities	(5,969)	(7,006)

Financing activities
Treasury stock purchases	(11)	—
Common stock dividends paid	(932)	(936)
Proceeds from stock option exercises	401	647
Tax effect of stock based compensation expense	357	212

Net cash required by financing activities	(185)	(77)

Net increase/(decrease) in cash and cash equivalents	(4,261)	4,587
Cash and cash equivalents at January 1	10,673	11,359

Cash and cash equivalents at March 31	$6,412	15,946

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2008	2007
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2008 and 2007	128	128

Capital in excess of par value
Balance at beginning of period	76,637	73,999
Exercise of stock options	(54)	80
Tax benefits on stock options	97	289
Stock based compensation expense	373	443
Restricted stock forfeitures	19	75
Restricted stock awards	(1,214)	(681)
Tax benefits on restricted stock	266	—

Balance at end of period	76,124	74,205

Retained earnings
Balance at beginning of period	155,299	147,406
Net income/(loss)	(368)	6,649
Common stock dividends	(932)	(936)
Transition to FIN 48	—	523
FAS 158 measurement date transition, net of tax	(228)	—

Balance at end of period	153,771	153,642

Treasury stock
Balance at beginning of period—425,622 and 388,682 shares, respectively	(12,385)	(8,932)
Shares purchased—219 in 2008 and none in 2007	(11)	—
Forfeited restricted stock—382 in 2008 and 1,540 in 2007	(19)	(75)
Shares issued for incentive plans—57,334 and 54,251 shares, respectively	1,669	1,248

Balance at end of period—368,929 and 335,971 shares, respectively	(10,746)	(7,759)

Accumulated other comprehensive income
Balance at beginning of period	(1,593)	(5,120)
Change in other comprehensive income/(loss) net of tax	(3)	—

Balance at end of period	(1,596)	(5,120)

Total stockholders’ equity	$217,681	215,096

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2008	2007
Net income/(loss)	$(368)	6,649

Other comprehensive income/(loss)
Items related to employee benefit plans:
Transition change in measurement date	18	—
Reclassification adjustment for gains/(losses) included in net income/(loss):
Amortization of prior service cost	12	—
Amortization of actuarial loss	15	—
Amortization of plan amendment	(50)	—
Income taxes expense related to items of other comprehensive income	2	—

Net change in other comprehensive income/(loss)	(3)	—

Comprehensive income/(loss)	$(371)	6,649

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by Deltic Timber Corporation (the “Company” or “Deltic”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007. Preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly its financial position as of March 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. These consolidated financial statements are not necessarily indicative of results to be expected for the full year.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair value measurements have on earnings. SFAS 157 does not require any new fair value measurements. SFAS 157 for financial assets and financial liabilities is effective for the Company beginning January 1, 2008. On January 1, 2009, the beginning of the next fiscal year, the standard will also apply to non-financial assets and non-financial liabilities of the Company. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial statements. FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Management is evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities. The Company believes that the impact of these items upon adoption will not be material to its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Company beginning January 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements as management did not elect the fair value measurement option under the provisions of SFAS 159 for any of the Company’s financial assets or liabilities.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2008	Dec. 31, 2007
Logs	$1,680	1,800
Lumber	4,133	3,994
Materials and supplies	401	362

	$6,214	6,156

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2008	Dec. 31, 2007
Short-term deferred tax assets	$1,438	1,545
Prepaid expenses	1,735	278
Other current assets	401	479

	$3,574	2,302

Note 4 – Investment in Del-Tin Fiber

The Company owns 50 percent of the membership of Del-Tin Fiber L.L.C. (“Del-Tin”), which completed construction and commenced production operations of a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas, during 1998. The Company’s membership in Del-Tin Fiber is discussed in more detail in Note 4 – Investment in Del-Tin Fiber, in the Company’s 2007 annual report on Form 10-K.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, the Company unconditionally guarantees the payment of 50 percent ($19,750,000 at March 31, 2008) of Del-Tin’s obligations under its credit agreement. The Company estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000. The Company is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At March 31, 2008, the Company’s unamortized balance related to the value of the guarantee was $1,035,000.

At March 31, 2008, and December 31, 2007, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $15,846,000 and $15,820,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin. The equity in earnings of Del-Tin recognized by the Company exceeds its ownership percentage of Del-Tin’s earnings because the difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber (cont.)

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations consisted of the following:

(Thousands of dollars)	March 31, 2008	Dec. 31, 2007
Condensed Balance Sheet Information
Current assets	$9,275	8,891
Property, plant, and equipment—net	81,677	82,852
Other noncurrent assets	74	94

Total assets	$91,026	91,837

Current liabilities	$10,849	11,163
Long-term debt	33,500	35,000
Members’ capital	46,677	45,674

Total liabilities and members’ capital	$91,026	91,837

	Three Months Ended March 31,
	2008	2007
Condensed Income Statement Information
Net sales	$16,046	15,732

Costs and expenses
Cost of sales	12,528	12,642
Depreciation	1,344	1,531
General and administrative expenses	612	659

Total costs and expenses	14,484	14,832

Operating income	1,562	900
Interest income	8	13
Interest and other debt expense	(537)	(823)

Net income	$1,033	90

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2008	Dec. 31, 2007
Purchased stumpage inventory	$3,978	3,457
Timberlands	82,128	81,514
Fee timber	210,170	207,992
Logging facilities	2,004	1,979

	298,280	294,942
Less accumulated cost of fee timber harvested and facilities depreciation	(88,168)	(86,514)

	$210,112	208,428

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2008	Dec. 31, 2007
Land	$125	125
Land improvements	4,937	4,828
Buildings and structures	9,938	9,932
Machinery and equipment	91,938	90,180

	106,938	105,065
Less accumulated depreciation	(67,722)	(65,851)

	$39,216	39,214

Note 7 – Income Taxes

For the quarter ended March 31, 2008, the Company has taken a state income tax position which represents approximately $390,000 of unrecognized tax benefit for the three months ended March 31, 2008. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $1,195,000 would benefit the effective rate. Depending upon examinations by tax authorities or the expiration of the statue of limitations, it is reasonably possible that the related unrecognizable tax benefits for tax positions previously taken may decrease by up to $1,237,000 within the next six months. The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside the Company’s control.

The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the three months ended March 31, 2008, the Company recognized $9,000 in interest expense from these items. The Company had approximately $59,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at March 31, 2008.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2004.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2008	Dec. 31, 2007
Deferred revenues—current	$3,188	3,366
Vacation accrual	905	885
Deferred compensation	1,137	1,932
All other current liabilities	1,985	751

	$7,215	6,934

Note 9 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2008	Dec. 31, 2007
Accumulated postretirement benefit obligation	$8,396	8,163
Deferred compensation	642	1,021
Excess thrift plan	695	767
Excess retirement plan	3,135	3,049
Accrued pension liability	2,960	2,842
Deferred revenue—long term portion	3,929	4,116
All other noncurrent payables	73	78

	$19,830	20,036

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2008	2007
Funded qualified retirement plan
Service cost	$232	261
Interest cost	351	322
Expected return on plan assets	(374)	(311)
Amortization of prior service cost	15	15
Recognized actuarial loss	—	50

Net retirement expense	$224	337

Unfunded nonqualified retirement plan
Service cost	$26	34
Interest cost	46	44
Amortization of prior service cost	(3)	(3)
Recognized actuarial loss	6	10

Net retirement expense	$75	85

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Employee and Retiree Benefit Plans (cont.)

	Three Months Ended March 31,
(Thousands of dollars)	2008	2007
Other postretirement benefits
Service cost	$69	114
Interest cost	122	112
Amortization of plan amendment	(50)	(44)
Recognized actuarial loss	9	23

Other postretirement benefits expense	$150	205

The Company made contributions to its qualified plan of $300,000 during the first three months of 2008.

The measurement date provisions of FASB Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans”, (“SFAS No. 158”) have been adopted effective January 1, 2008. This provision requires that the plan assets and benefit obligations be measured as of the date of the Company’s year-end balance sheet date. There are two methods of implementing the measurement date change. Deltic is using option two, which is to continue to use the measurements determined for the prior fiscal year-end reporting to estimate the effects of the change. Accordingly, the Company changed the measurement date for pension and post retirement benefit assets and obligations from September 30 to December 31. Due to the change in measurement date, the Company reduced retained earnings by $228,000 net of income tax effect of $147,000 and decreased accumulated other comprehensive income by $3,000 net of income tax effect of $2,000.

Effective January 1, 2007, the Company no longer offers prescription drug coverage under its other postretirement benefits plan to post-65 retirees.

Note 11 – Stock-Based Compensation

The Consolidated Statement of Income for the three months ended March 31, 2008 and 2007, included $373,000 and $443,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.

Stock Options – A summary of stock options as of March 31, 2008, and changes during the three-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	249,812	$37.06

Granted	28,481
Exercised	(15,629)
Forfeited/expired	(1,487)

Outstanding at March 31, 2008	261,177	$39.31	5.5	$4,281

Exercisable at March 31, 2008	189,496	$34.40	4.2	$4,036

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of March 31, 2008, and changes during the three-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	66,700	$44.91

Granted	18,341
Vested	(19,611)
Forfeited	(179)

Nonvested at March 31, 2008	65,251	$51.03

As of March 31, 2008, there was $1,935,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Performance Units – A summary of nonvested restricted stock performance units as of March 31, 2008, and changes during the three months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	46,622	$46.29

Granted	23,364
Vested	(23,222)
Forfeited	(203)

Nonvested at March 31, 2008	46,561	$52.99

As of March 31, 2008, there was $1,286,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Note 12 – Contingencies

On March 28, 2007, the Company and Central Arkansas Water (“CAW”), a consolidated waterworks, entered into a full and complete settlement of a pending condemnation litigation involving 680 acres of real property located within the watershed of Lake Maumelle in western Pulaski County, Arkansas. Under the terms of the settlement, CAW paid the Company $8,175,000 (approximately $12,000 per acre) for the land, and granted the Company a 90-year option to repurchase the land for the same amount should CAW determine the land is not needed for watershed protection or if it ceases to use the land for such purpose. The Company recorded sales revenues of $8,175,000 and related costs of $675,000 for a net operating gain of $7,500,000 on this transaction during the three months ended March 31, 2007.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Contingencies (cont.)

At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

Note 13 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended March 31,
(Thousands, except per share amounts)	2008	2007
Net income/(loss)	$(368)	6,649

Weighted average number of common shares used in basic EPS	12,413	12,464
Effect of dilutive stock options	—	55

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,413	12,519

Earnings/(loss) per common share
Basic and diluted	$(.03)	.53

The Company has equity securities that may have had a dilutive effect on earnings per share had the Company generated income during the quarter ended March 31, 2008. Common stock equivalents that could potentially dilute earnings per share in the future were 73,093 shares. These were not included in the computation of loss per share because their effect would have been anti-dilutive.

Note 14 – Supplemental Cash Flow Disclosures

No income tax was paid for the three months ended March 31, 2008 and 2007. Interest paid, net of amounts capitalized, was $76,000 and $101,000 during the first three months of 2008 and 2007, respectively. Non-cash activity includes a land exchange of $249,000 in the quarter ended March 31, 2008.

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2008	2007
Trade accounts receivable	$(71)	(1,118)
Other receivables	(27)	667
Inventories	(58)	(673)
Prepaid expenses and other current assets	(1,426)	(344)
Trade accounts payable	(359)	(147)
Accrued taxes other than income taxes	383	501
Income taxes payable	—	2,810
Deferred revenues and other accrued liabilities	319	—

	$(1,239)	1,696

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2008	2007
Net sales
Woodlands	$12,620	14,206
Mills	19,800	22,290
Real Estate[1]	2,250	11,568
Eliminations[2]	(6,848)	(7,687)

	$27,822	40,377

Income/(loss) before income taxes
Operating income
Woodlands	$8,446	9,989
Mills	(4,459)	(1,973)
Real Estate[1]	(622)	7,350
Corporate	(3,480)	(3,412)
Eliminations	(161)	(271)

Operating income/(loss)	(276)	11,683
Equity in earnings of Del-Tin Fiber	714	248
Interest income	109	153
Interest and other debt expense	(1,275)	(1,340)
Interest capitalized	149	140
Other income	67	127

	$(512)	11,011

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,836	2,055
Mills	1,763	1,826
Real Estate	148	136
Corporate	20	42

	$3,767	4,059

Capital expenditures
Woodlands	$3,291	2,787
Mills	1,624	878
Real Estate	862	2,950
Corporate	45	14

	$5,822	6,629

[1]	First quarter 2007 results reflect the settlement of the litigation with the Central Arkansas Water. (For additional information, see Note 12 – Contingencies.)
[2]	Primarily intersegment sales of timber from Woodlands to Mills.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded a net loss of $.4 million for the first quarter of 2008 compared to income of $6.6 million for the same period of 2007. The Woodlands segment remained the established core operation of the Company by providing $8.4 million in operating income during the current quarter of 2008. Deltic’s Real Estate and Mills segments continue to be affected by the slowdown in the U.S. housing market and each reported an operating loss in the first quarter of 2008. The Real Estate segment recorded a loss for the quarter of $.6 million in the current year compared to income of $7.4 million for the corresponding period of 2007. The results for the 2007 period included a sale of 680 acres of undeveloped real estate at $12,000 per acre, while no undeveloped or commercial real estate sales occurred in the first quarter of 2008. The Company’s Mills segment recorded an operating loss of $4.4 million in the first quarter of 2008 compared to a loss of $2.0 million in the first quarter of 2007, due mainly to a $52 per thousand board feet (“MBF”), or 18 percent, decrease in the finished lumber sales realization, to $240 per MBF. Deltic owns a 50 percent interest in Del-Tin Fiber L.L.C. and recorded income of $.7 million for the first quarter of 2008, up from $.2 million for the same quarter of 2007.

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. The ongoing housing slump has brought new home sales to a 17 year low, while housing starts continue to be 37 percent below prior year levels. Factors impacting the U.S. housing market are increased new home inventory levels which reached their highest point in 26 years, stricter lending practices brought about by sub-prime mortgage failures, current liquidity issues within the banking industry, and uncertainties in the U.S. economy. The Company’s sales of real estate were affected by these factors and resulted in a reduction in residential lot sales when compared to the first quarter of 2007. Conditions in the housing market continue to depress the demand for softwood lumber products, thus lowering consumption levels. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its lumber products. The Company will continue to focus on increasing operating efficiencies and reducing controllable manufacturing costs.

For the first quarter of 2008, pine sawtimber harvest levels decreased 56,451 tons, when compared to the first quarter of 2007, to 180,374 tons. The decrease is due in part to timing related to the Company’s plans to use the 2008 annual harvest internally in its sawmills and partly to weather conditions during the first quarter of 2008. Deltic plans to keep 2008’s total pine sawtimber harvest volume comparable to the level in 2007, thus continuing to manage the timberlands on a sustainable-yield basis. The Company harvested 99,776 tons of pine pulpwood during the first quarter of 2008, a decrease of 50,338 tons from the same period in 2007. The average sales price was $16 per ton, a 14 percent increase from $14 per ton for the first quarter of 2007. Increased prices for pulpwood have been attributed in part to reduced production of residual wood chips from area sawmills due to production curtailments caused by the depressed lumber market. The Company sold approximately 674 acres of non-strategic hardwood bottomland at an average sales price of $2,128 per acre during the first quarter of 2008 compared to no sales of timberland for the same period of 2007.

Recent advances in technology and increased pricing levels for natural gas have resulted in the viability of expanded natural gas exploration within the state of Arkansas. One current area of activity known as the “Fayetteville Shale Play” is an unconventional natural gas reservoir ranging in depth from 1,300 feet to 6,500 feet, and is spread across multiple Arkansas counties. Deltic has leased approximately 32,000 net mineral acres in this area to various exploration enterprises and received applicable lease bonus payments and the possibility of future royalty income should production be established. The Company continues to evaluate additional leasing requests within the currently defined boundary of the Fayetteville Shale Play, although future leasing will probably not be significant within the boundary currently defined by the Arkansas Oil and Gas Commission. The ultimate benefit to Deltic from these mineral leases remains speculative and unknown to the Company and is contingent on the successful extraction and sale of natural gas from this area. Deltic’s gas royalties from the defined Fayetteville Shale Play area were approximately $40,000 per month during the first quarter of 2008.

The Mills segment continued to operate in a depressed lumber market which has caused the average sales price in the first quarter of 2008 to decline $52 per MBF, to $240 per MBF, or 18 percent, from the first quarter of 2007’s average of $292 per MBF. Lumber sales were 62.5 million board feet in the current period of 2008, an increase when compared to 61.6 million board feet for the same period of 2007, due mainly to improved hourly production rates for the sawmills. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future. The Company plans for over half of the logs supplied to its sawmills to come from its strategically located fee timberlands.

The Real Estate segment closed the sale of seven residential lots during the first quarter of 2008, a reduction of seven residential lots when compared to the same quarter in 2007. The average sales price per lot declined $32,000 when compared to the same quarter last year due to the mix of lots sold. Deltic’s lot development plans provide for lot offerings that represent most real estate market segments for planned communities. The Company will offer one new neighborhood within Chenal Valley in August, consisting of 32 lots in the middle-tier of its three price levels, to maintain its planned lot inventory mix. The Company sold six lots within the Chenal Valley development in the first quarter of 2008 versus 12 during the same period of 2007. In Deltic’s other two developments, Red Oak Ridge and Chenal Downs, one lot was sold during the first quarter of 2008 versus two during the same period of 2007. Chenal Downs is fully developed and Deltic does not plan to develop any additional lots within Red Oak Ridge during 2008. Future annual development activity will be dependent upon the demand for the Company’s residential lots. Commercial real estate sales activity is by nature less predictable than residential activity. No commercial sales occurred in the first quarter of 2008 or 2007. Multi-family housing sites continue to receive interest, and interest in commercial real estate acreage in the area of “The Promenade at Chenal”, an upscale shopping center within Chenal Valley, has increased as the opening date for the center nears. Currently about one-half of the tenants of The Promenade anticipate opening by mid-summer, with a formal grand opening of The Promenade planned for later this year. The Company had no sales of undeveloped acreage during the current period of 2008 compared to 680 acres sold at $12,000 per acre during the same period of 2007.

Operating results for Del-Tin Fiber are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. The demand for thin board, used in store fixtures and laminated flooring, was strong in 2007 and has remained strong through the first quarter of 2008. Del-Tin produced 25 to 35 percent of its product mix in this board and plans to grow its market for this product. Cost of wood fiber, resin glue, and wax used in the manufacturing process continues to remain higher than normal, but Del-Tin has been able to recover a portion of these costs through MDF sales price increases. Del-Tin’s operational income increased during the first quarter of 2008, when compared to 2007, due primarily to the greater percentage of thin board sales. With regard to the Company’s equity position in Del-Tin, Deltic continues to reduce depreciation expense related to the add-back per thousand square feet manufactured, which relates to the impairment taken by the Company in 2002, which was not recorded at the Del-Tin level. The difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary. (For further discussion, refer to Note 4 to the consolidated financial statements.)

The proposed Farm Bill, currently being considered by Congress, includes a timber measure known as the Tree Act that would reduce the federal tax rate on qualified timber gain. If passed by Congress and signed into law by the President this Act may lower Deltic’s effective tax rate.

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended March 31, 2008 and 2007. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended March 31,
(Millions of dollars, except per share amounts)	2008	2007
Net sales
Woodlands	$12.6	14.2
Mills	19.8	22.3
Real Estate	2.3	11.6
Eliminations	(6.9)	(7.7)

Net sales	$27.8	40.4

Operating income/(loss) and net income/(loss)
Woodlands	$8.4	10.0
Mills	(4.4)	(2.0)
Real Estate	(.6)	7.4
Corporate	(3.5)	(3.4)
Eliminations	(.2)	(0.3)

Operating income/(loss)	(.3)	11.7
Equity in earnings of Del-Tin Fiber	.7	.2
Interest income	.1	.2
Interest and other debt expense	(1.3)	(1.3)
Interest capitalized	.2	.1
Other income	.1	.1
Income taxes	.1	(4.4)

Net income/(loss)	$(.4)	6.6

Earnings/(loss) per common share
Basic	$(.03)	.53
Assuming dilution	$(.03)	.53

Consolidated

The $7 million decrease in net income is largely due to reductions in real estate sales activity, pine sawtimber harvest volume and average sales price, and lumber sales realizations, partially offset by increased equity income from Del-Tin Fiber.

Operating income decreased $12 million. The Woodlands segment decreased $1.6 million due to lower pine sawtimber harvest levels related to the timing of the harvest and weather conditions and reduced stumpage prices. Deltic’s Mills segment operations decreased $2.4 million primarily because the average lumber sales price decreased $52 per thousand board feet (“MBF”) or 18 percent. Real Estate operations decreased $8 million mainly due to the sale of undeveloped real estate which occurred in 2007 and to fewer residential lot sales in 2008.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended March 31,
	2008	2007
Net sales (millions of dollars)
Pine sawtimber	$6.7	10.1
Pine pulpwood	1.6	2.0
Hardwood sawtimber	.1	—
Hardwood pulpwood	.3	.1

Sales volume (thousands of tons)
Pine sawtimber	180.4	236.8
Pine pulpwood	99.8	150.1
Hardwood sawtimber	2.4	.8
Hardwood pulpwood	20.0	12.9

Sales price (per ton)
Pine sawtimber	$37	42
Pine pulpwood	16	14
Hardwood sawtimber	34	34
Hardwood pulpwood	13	7

Timberland
Net sales (in millions)	$1.4	—
Sales volume (acres)	674	—
Sales price (per acre)	$2,128	—

Net sales decreased $1.6 million. Sales of pine sawtimber decreased $3.4 million due to a 24 percent lower sales volume at a lower sales price per ton of $37, an 12 percent decrease as compared to $42 per ton in 2007. The decreased volume is due mainly to planned timing of the pine sawtimber harvest and to weather conditions during the first quarter of 2008 in Deltic’s operating region. Sales of pine pulpwood decreased $.4 million due to a 34 percent lower harvest volume which was partially offset by a 14 percent increase in the average per ton sales price. The Company sold 674 acres of non-strategic hardwood bottomland at $2,128 per acre versus no sales in the first quarter of 2007. There was a $.2 million increase in lease income and $.2 million increase in royalty income in the current period of 2008 versus the first quarter of 2007. The decrease in operating results was due primarily to the decrease in net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended March 31,
	2008	2007
Net sales (millions of dollars)
Lumber	$15.0	18.0
Residual by-products	4.0	3.4

Lumber
Finished production (MMBF)	60.3	58.8
Sales volume (MMBF)	62.5	61.6
Sales price (per MBF)	$240	292

Net sales decreased $2.5 million, or 11 percent, due to lower lumber sales price. The Mills were able to partially offset the sales decrease with lower per ton log cost and reduced direct manufacturing costs per MBF due to improved operating efficiencies.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended March 31,
	2008	2007
Net sales (millions of dollars)
Residential lots	$.5	1.4
Commercial acreage	—	—
Undeveloped acreage	—	8.2
Chenal Country Club	1.5	1.4

Sales volume
Residential lots	7	14
Commercial acres	—	—
Undeveloped acres	—	680

Average sales price (thousands of dollars)
Residential lots	$68	100
Commercial acres	—	—
Undeveloped acres	—	12

Net sales decreased $9.3 million due to decreases in sales of undeveloped acreage and residential lots, combined with a lower average sales price per lot due to sales mix. The decrease in the segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The slight increase in operating expense for Corporate functions was due to higher general and administrative expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $.8 million to $6.9 million. The decrease was due to a lower transfer price from the Woodlands segment and a slight decline in the volume of logs coming into Deltic sawmills from its fee timberlands. Transfer prices are approximately that of market which were higher in the same quarter last year.

Equity in Del-Tin Fiber

For the first quarter of 2008, Deltic’s equity in Del-Tin Fiber was $.7 million compared to $.2 million for the same period of 2007. The $.5 million increase in the first quarter of 2008 when compared to 2007 is due to an increased production percentage of thin flooring and improved operating efficiencies. Del-Tin was also able to pass along increases in wood fiber, resin glue, and wax cost in its average sales price.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended March 31,
	2007	2008
Net sales (millions of dollars)	$16.0	15.7
Finished production (MMSF)	29.8	30.5
Board sales (MMSF)	30.1	33.4
Sales price (per MSF)	$532	471

Income Taxes

The effective income tax rate was 28 percent for 2008 and 40 percent for 2007. The decrease from 2007 to 2008 was primarily due to permanent differences in state income tax expense. These permanent differences created current income tax liabilities at the state level, which exceeded any tax benefit that was created by current period losses before income tax.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $1.9 million for the first three months of 2008 compared to $11.7 million for the same period in 2007. Changes in operating working capital, other than cash and cash equivalents, required cash of $1.2 million in the 2008 period, but provided cash of $1.7 million in 2007. Changes in other net items in operating activities during 2008 decreased $.4 million while in 2007 the decrease was $4.2 million due primarily to the recognition of previously deferred undeveloped real estate acreage sales proceeds. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $5.6 million in the current-year period and $6.6 million a year ago. Capital expenditures by segment consisted of the following:

	Three Months Ended March 31,
	2008	2007
(Thousands of dollars)
Woodlands	$3,291	2,787
Mills	1,624	878
Real Estate	862	2,950
Corporate	45	14

Capital expenditures	5,822	6,629
Non-cash land exchange	(249)	—

Capital expenditures requiring cash	$5,573	6,629

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations used cash of $.5 million in 2008 and $.9 million in 2007. The Company’s advances to Del-Tin Fiber during the first quarter of 2008 were offset by distributions received from the joint venture, which was a net increase of $.1 million compared to a year ago. Deltic paid dividends on common stock of $.9 million during both 2008 and 2007. In 2008, proceeds from stock option exercises amounted to $.4 million, a decrease of $.2 million when compared to 2007.

Financial Condition

Working capital totaled $4.5 million at March 31, 2008, and $7.3 million at December 31, 2007. Deltic’s working capital ratio at March 31, 2008, was 1.28 to 1, compared to 1.46 to 1 at the end of 2007. Cash and cash equivalents at the end of the first quarter of 2008 were $6.4 million compared to $10.7 million at the end of 2007. During the first three months of 2008, total indebtedness of the Company remained the same as year-end 2007. Deltic’s long-term debt to stockholders’ equity ratio was .306 to 1 at March 31, 2008 and December 31, 2007.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, expanding lumber production as market conditions allow, and developing real estate at Chenal Valley and Red Oak Ridge.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Board announced a $25 million expansion of this program. As of March 31, 2008, the Company had expended $7.3 million under this program, with the purchase of 205,182 shares at an average cost of $35.60 per share; no shares have been purchased in 2008 under this program. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which is repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($19.8 million at March 31, 2008) of Del-Tin’s obligations under its credit agreement.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” In accordance with FIN 45, initially Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and included this non-cash amount in the Company’s March 31, 2005 Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. As of March 31, 2008, Deltic’s remaining liability regarding the guarantee was $1.0 million.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 15 to the consolidated financial statements included in the Company’s 2007 annual report on Form 10-K.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2008	2009 to 2010	2011 to 2012	After 2012
Contractual cash payment obligations
Real estate development infrastructure	$4.1	—	4.1	—	—
Long-term debt	70.0	3.3	13.3	13.3	40.1
Interest on debt[1]	27.5	4.4	7.5	5.9	9.7
Retirement plans	12.0	.6	1.9	2.1	7.4
Other postretirement benefits	5.6	.3	1.0	1.1	3.2
Unrecognized tax benefits	1.2	1.2	—	—	—
Other long-term liabilities	5.7	1.4	3.1	1.2	—

	$126.1	11.2	30.9	23.6	60.4

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$19.8	16.8	3.0	—	—
Timber cutting agreements	1.1	.9	.2	—	—
Operating leases	.1	—	.1	—	—
Letters of credit	.4	—	.1	.3	—

	$21.4	17.7	3.4	.3	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2007 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 1 to the consolidated financial statements.)

Outlook

Pine sawtimber harvest levels are expected to be 130,000 to 140,000 tons in the second quarter of 2008 and 550,000 to 575,000 tons for the year. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 60 to 65 million board feet for the second quarter and 250 to 260 million board feet for the year. Residential lot sales are projected to be 5 to 10 lots and 50 to 60 lots for the second quarter and the year, respectively.

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

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk”, in Item 7A of Part II of its 2007 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

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

Based on their evaluation as of March 31, 2008, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2007 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
Jan. 1 through Jan. 31, 2008	—	—	—	$27,696,122
Feb. 1 through Feb. 28, 2008	219	$49.50	—	$27,696,122
Mar. 1 through Mar. 31, 2008	—	—	—	$27,696,122

[1]

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. In December 2007 this plan was expanded by $25 million. There is no stated expiration date regarding this authorization.

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

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date: May 6, 2008
Ray C. Dillon, President
(Principal Executive Officer)

	/s/ Kenneth D. Mann	Date: May 6, 2008
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

	/s/ Byrom L. Walker	Date: May 6, 2008
Byrom L. Walker, Controller
(Principal Accounting Officer)