Form 10-Q
period 2008-06-30
DELTIC TIMBER CORP
filed 2008-08-06
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒ .

Number of shares of Common Stock, $.01 Par Value, outstanding at June 30, 2008, was 12,464,950.

TABLE OF CONTENTS – SECOND QUARTER 2008 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited) June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$6,918	10,673
Trade accounts receivable, net of allowance for doubtful accounts of $57 and $52, respectively	6,050	3,941
Other receivables	185	161
Inventories	4,954	6,156
Prepaid expenses and other current assets	2,889	2,302

Total current assets	20,996	23,233
Investment in real estate held for development and sale	46,275	46,048
Investment in Del-Tin Fiber	7,375	7,017
Other investments and noncurrent receivables	3,942	2,445
Timber and timberlands—net	210,276	208,428
Property, plant, and equipment—net	39,941	39,214
Deferred charges and other assets	2,477	2,359

Total assets	$331,282	328,744

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$3,054	2,660
Current maturities of long-term debt	6,667	3,333
Accrued taxes other than income taxes	2,418	1,650
Income taxes payable	1,253	1,371
Deferred revenues and other accrued liabilities	7,712	6,934

Total current liabilities	21,104	15,948
Long-term debt, excluding current maturities	63,333	66,667
Deferred tax liabilities—net	7,118	6,800
Guarantee of indebtedness of Del-Tin Fiber	862	1,207
Other noncurrent liabilities	19,691	20,036
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	76,493	76,637
Retained earnings	154,326	155,299
Treasury stock	(10,164)	(12,385)
Accumulated other comprehensive income	(1,609)	(1,593)

Total stockholders’ equity	219,174	218,086

Total liabilities and stockholders’ equity	$331,282	328,744

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$35,551	37,905	63,373	78,282

Costs and expenses
Cost of sales	25,490	25,835	46,078	46,763
Depreciation, amortization, and cost of fee timber harvested	3,394	3,195	7,161	7,254
General and administrative expenses	3,223	4,560	6,966	8,267

Total costs and expenses	32,107	33,590	60,205	62,284

Operating income	3,444	4,315	3,168	15,998

Equity in earnings of Del-Tin Fiber	678	724	1,392	972
Interest income	66	236	175	389
Interest and other debt expense	(1,300)	(1,253)	(2,575)	(2,593)
Interest capitalized	111	165	260	305
Other income/(expense)	(20)	78	47	205

Income before income taxes	2,979	4,265	2,467	15,276

Income taxes	(555)	(1,727)	(411)	(6,089)

Net income	$2,424	2,538	2,056	9,187

Earnings per common share
Basic	$.19	.20	.17	.74
Diluted	$.19	.20	.16	.72

Dividends per common share
Paid	$.075	.075	.150	.150
Declared	$.150	.150	.225	.225

Weighted average common shares outstanding (thousands)
Basic	12,453	12,480	12,433	12,472
Diluted	12,523	12,530	12,515	12,528

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$2,056	9,187
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	7,161	7,254
Deferred income taxes	189	2,136
Real estate and timberland costs recovered upon sale	1,234	3,678
Equity in earnings of Del-Tin Fiber	(1,392)	(972)
Stock-based compensation expense	827	1,448
Net increase in liabilities for pension and other postretirement benefits	39	146
Net decrease in deferred compensation for stock-based liabilities	(588)	(400)
(Increase)/decrease in operating working capital other than cash and cash equivalents	(146)	70
Other—net	(707)	(4,499)

Net cash provided by operating activities	8,673	18,048

Investing activities
Capital expenditures	(10,479)	(9,319)
Net change in purchased stumpage inventory	(1,100)	(314)
Advances to Del-Tin Fiber	(2,661)	(1,230)
Distributions from Del-Tin Fiber	3,350	1,660
Net change in funds held by trustee	(1,557)	111
Other—net	693	918

Net cash required by investing activities	(11,754)	(8,174)

Financing activities
Treasury stock purchases	(11)	—
Common stock dividends paid	(1,866)	(1,872)
Proceeds from stock option exercises	969	914
Tax effect of stock based compensation expense	274	310
Other—net	(40)	—

Net cash required by financing activities	(674)	(648)

Net increase/(decrease) in cash and cash equivalents	(3,755)	9,226
Cash and cash equivalents at January 1	10,673	11,359

Cash and cash equivalents at June 30	$6,918	20,585

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2008	2007
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2008 and 2007	128	128

Capital in excess of par value
Balance at beginning of period	76,637	73,999
Exercise of stock options	(68)	130
Tax benefits on stock options	152	387
Stock based compensation expense	827	1,448
Restricted stock forfeitures	20	81
Restricted stock awards	(1,214)	(681)
Tax benefits on restricted stock	139	—

Balance at end of period	76,493	75,364

Retained earnings
Balance at beginning of period	155,299	147,406
Net income	2,056	9,187
Common stock dividends	(2,801)	(2,808)
Transition to FIN 48	—	523
FAS 158 measurement date transition, net of tax	(228)	—

Balance at end of period	154,326	154,308

Treasury stock
Balance at beginning of period – 425,622 and 388,682 shares, respectively	(12,385)	(8,932)
Shares purchased – 219 in 2008 and 0 in 2007	(11)	—
Forfeited restricted stock – 382 in 2008 and 1,660 in 2007	(19)	(81)
Shares issued for incentive plans – 77,334 and 63,667 shares, respectively	2,251	1,465

Balance at end of period – 348,929 and 326,675 shares, respectively	(10,164)	(7,548)

Accumulated other comprehensive income
Balance at beginning of period	(1,593)	(5,120)
Change in other comprehensive income/(loss), net of tax	(16)	—

Balance at end of period	(1,609)	(5,120)

Total stockholders’ equity	$219,174	217,132

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2008	2007
Net income	$2,056	9,187

Other comprehensive income/(loss)
Items related to employee benefit plans:
Transition change in measurement date	18	—
Reclassification adjustment for gains/(losses) included in net income
Amortization of prior service cost	25	—
Amortization of actuarial loss	29	—
Amortization of plan amendment	(99)	—
Income taxes expense related to items of other comprehensive income	11	—

Net other comprehensive income/(loss)	(16)	—

Comprehensive income	$2,040	9,187

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by Deltic Timber Corporation (the “Company” or “Deltic”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007. Preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly its financial position as of June 30, 2008, and the results of its operations and cash flows for the three months and six months ended June 30, 2008 and 2007. These consolidated financial statements are not necessarily indicative of results to be expected for the full year.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2008	Dec. 31, 2007
Logs	$1,022	1,800
Lumber	3,478	3,994
Materials and supplies	454	362

	$4,954	6,156

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2008	Dec. 31, 2007
Short-term deferred tax assets	$1,832	1,545
Prepaid expenses	655	278
Other current assets	402	479

	$2,889	2,302

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

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, the Company unconditionally guarantees the payment of 50 percent ($19,000,000 at June 30, 2008) of Del-Tin’s obligations under its credit agreement. The Company estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000. The Company is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At June 30, 2008, the Company’s unamortized balance related to the value of the guarantee was $862,000.

At June 30, 2008, and December 31, 2007, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $16,386,000 and $15,820,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin. The equity in earnings of Del-Tin recognized by the Company exceeds its ownership percentage of Del-Tin’s earnings because the difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber (cont.)

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations consisted of the following:

Condensed Balance Sheet Information

(Thousands of dollars)	June 30, 2008	Dec. 31, 2007
Current assets	$9,481	8,891
Property, plant, and equipment – net	80,554	82,852
Other noncurrent assets	56	94

Total assets	$90,091	91,837

Current liabilities	$10,568	11,163
Long-term debt	32,000	35,000
Members’ capital	47,523	45,674

Total liabilities and members’ capital	$90,091	91,837

Condensed Income Statement Information

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2008	2007	2008	2007
Net sales	$15,402	15,050	31,448	30,782

Cost and expenses
Cost of sales	12,052	11,095	24,580	23,737
Depreciation	1,352	1,448	2,696	2,979
General and administrative expenses	595	605	1,207	1,264

Total costs and expenses	13,999	13,148	28,483	27,980

Operating income	1,403	1,902	2,965	2,802

Interest income	10	18	18	31
Interest and other debt expense	(433)	(803)	(970)	(1,626)
Other income/(loss)	(28)	(73)	(28)	(73)

Net income	$952	1,044	1,985	1,134

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2008	Dec. 31, 2007
Purchased stumpage inventory	$4,557	3,457
Timberlands	82,011	81,514
Fee timber	211,089	207,992
Logging facilities	2,015	1,979

	299,672	294,942

Less accumulated cost of fee timber harvested and facilities depreciation	(89,396)	(86,514)

	$210,276	208,428

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2008	Dec. 31, 2007
Land	$125	125
Land improvements	4,963	4,828
Buildings and structures	10,158	9,932
Machinery and equipment	94,346	90,180

	109,592	105,065
Less accumulated depreciation	(69,651)	(65,851)

	$39,941	39,214

Note 7 – Indebtedness

On June 30, 2008, the Company entered into an agreement with Metropolitan Life and a group of other domestic insurance companies to amend the existing note agreement of the $30,000,000 private placement senior notes. The amendment changes the minimum fixed charge coverage and other ratios applicable to the Company’s business to be the same as those contained in the Company’s Series A Senior Notes placed with American AgCredit PCA. The Company incurred $150,000 of costs which will be deferred and amortized as additional interest expense over the remaining term of the underlying debt.

Note 8 – Income Taxes

Effective May 22, 2008, Deltic can expect to pay a lower rate of federal income tax on the lesser of qualifying gains on timber harvests for which they elect capital gain treatment or total taxable income. The provisions of this tax act expire in 2009 unless renewed. Deltic anticipates being able to utilize this lower rate on total taxable income in 2008 and 2009 and as a result has recognized a deferred tax benefit as a result of applying this reduced rate to remeasure existing deferred tax assets and liabilities reasonably expected to reverse in 2008 and 2009. The deferred benefit recognized was approximately $439,000.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Income Taxes (cont.)

For the period ended June 30, 2008, the Company has taken a state income tax position which represents approximately $287,000 of unrecognized tax benefits. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $1,400,000 would benefit the effective rate. Depending upon examinations by tax authorities or the expiration of the statute of limitations, it is reasonably possible that the related unrecognizable tax benefits for tax positions previously taken may decrease by up to $1,380,000 within the next twelve months. The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside the Company’s control.

The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expense. During the six months ended June 30, 2008, the Company recognized $34,000 in interest expense from these items. The Company had approximately $113,000 accrued in deferred revenue and other accrued liabilities for interest and penalties at June 30, 2008.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2004.

Note 9 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2008	Dec. 31, 2007
Deferred revenues – current	$3,875	3,366
Vacation accrual	924	885
Deferred compensation	1,136	1,932
All other current liabilities	1,777	751

	$7,712	6,934

Note 10 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2008	Dec. 31, 2007
Accumulated postretirement benefit obligation	$8,567	8,163
Deferred compensation	761	1,021
Excess thrift plan	698	767
Excess retirement plan	3,130	3,049
Accrued pension liability	2,869	2,842
Deferred revenue – long term portion	3,597	4,116
All other noncurrent payables	69	78

	$19,691	20,036

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2008	2007	2008	2007
Funded qualified retirement plan
Service cost	$232	260	464	521
Interest cost	351	322	702	644
Expected return on plan assets	(374)	(312)	(748)	(623)
Amortization of prior service cost	15	16	30	31
Recognized actuarial loss	—	50	—	100

Net retirement expense	$224	336	448	673

Unfunded nonqualified retirement plan
Service cost	$26	35	52	69
Interest cost	46	44	92	88
Amortization of prior service cost	(3)	(3)	(6)	(6)
Recognized actuarial loss	6	10	12	20

Net retirement expense	$75	86	150	171

Other postretirement benefits
Service cost	$69	114	138	228
Interest cost	122	112	244	224
Amortization of plan amendment	(50)	(44)	(100)	(88)
Recognized actuarial loss	9	23	18	46

Other postretirement benefits expense	$150	205	300	410

The Company made contributions to its qualified plan of $600,000 during the first six months of 2008.

The measurement date provisions of FASB Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans”, (“SFAS No. 158”) have been adopted effective January 1, 2008. This provision requires that the plan assets and benefit obligations be measured as of the date of the Company’s year-end balance sheet date. There are two methods of implementing the measurement date change. Deltic is using option two, which is to continue to use the measurements determined for the prior fiscal year-end reporting to estimate the effects of the change. Accordingly, the Company changed the measurement date for pension and post retirement benefit assets and obligations from September 30 to December 31. Due to the change in measurement date, the Company reduced retained earnings by $228,000 net of income tax effect of $147,000, and decreased accumulated other comprehensive income by $3,000 net of income tax effect of $2,000.

Effective January 1, 2007, the Company no longer offers prescription drug coverage under its other postretirement benefits plan to post-65 retirees.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation

The Consolidated Statements of Income for the three months and six months ended June 30, 2008, included $454,000 and $827,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the three month and six month periods ended June 30, 2007, the amounts were $990,000 and $1,448,000.

Stock Options – A summary of stock options as of June 30, 2008, and changes during the six-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	249,812	$37.06

Granted	28,481
Exercised	(35,629)
Forfeited/expired	(9,987)

Outstanding at June 30, 2008	232,677	$40.77	5.5	$2,964

Exercisable at June 30, 2008	160,996	$35.64	4.0	$2,877

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of June 30, 2008, and changes during the six-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	66,700	$44.91

Granted	18,341
Vested	(19,611)
Forfeited	(179)

Nonvested at June 30, 2008	65,251	$51.03

As of June 30, 2008, there was $1,710,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.2 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Performance Units – A summary of nonvested restricted stock performance units as of June 30, 2008, and changes during the six months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	46,622	$46.29

Granted	23,364
Vested	(23,222)
Forfeited	(203)

Nonvested at June 30, 2008	46,561	$52.99

As of June 30, 2008, there was $1,154,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Note 13 – Contingencies

On March 28, 2007, the Company and Central Arkansas Water (“CAW”), a consolidated waterworks, entered into a full and complete settlement of a pending condemnation litigation involving approximately 680 acres of real property located within the watershed of Lake Maumelle in western Pulaski County, Arkansas. Under the terms of the settlement, CAW paid the Company $8,175,000 (approximately $12,000 per acre) for the land, and granted the Company a 90-year option to repurchase the land for the same amount should CAW determine the land is not needed for watershed protection or if it ceases to use the land for such purpose. The Company recorded sales revenues of $8,175,000 and related costs of $675,000 for a net operating gain of $7,500,000 on this transaction during the three months ended March 31, 2007.

At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share amounts)	2008	2007	2008	2007
Net income	$2,424	2,538	2,056	9,187

Weighted average number of common shares used in basic EPS	12,453	12,480	12,433	12,472
Effect of dilutive shares	70	50	82	56

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,523	12,530	12,515	12,528

Earnings per common share
Basic	$.19	.20	.17	.74
Diluted	$.19	.20	.16	.72

Options to purchase 10,000 shares and 63,734 shares of common stock were outstanding during the quarter and six months ending June 30, 2008 respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

Note 15 – Supplemental Cash Flow Disclosures

Income tax payments of $203,000, and $2,164,000 were made in the six months ended June 30, 2008 and 2007, respectively. Interest paid, net of amounts capitalized, was $2,165,000 and $2,580,000 during the six months of 2008 and 2007, respectively.

Non-cash activity includes a land exchange of $249,000 in the quarter ended March 31, 2008.

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2008	2007
Trade accounts receivable	$(2,109)	(2,367)
Other receivables	(24)	563
Inventories	1,202	(219)
Prepaid expenses and other current assets	(337)	(672)
Trade accounts payable	244	(462)
Accrued taxes other than income taxes	767	805
Deferred revenues and other accrued liabilities	111	2,422

	$(146)	70

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2008	2007	2008	2007
Net sales
Woodlands	$11,508	7,110	24,128	21,316
Mills	26,045	24,150	45,845	46,440
Real Estate [1]	2,960	10,392	5,210	21,960
Eliminations [2]	(4,962)	(3,747)	(11,810)	(11,434)

	$35,551	37,905	63,373	78,282

Income before income taxes
Operating income
Woodlands	$7,331	4,047	15,777	14,036
Mills	(521)	(693)	(4,980)	(2,666)
Real Estate	(288)	5,224	(910)	12,574
Corporate	(2,982)	(4,303)	(6,462)	(7,715)
Eliminations	(96)	40	(257)	(231)

Operating income	3,444	4,315	3,168	15,998
Equity in earnings of Del-Tin Fiber	678	724	1,392	972
Interest income	66	236	175	389
Interest and other debt expense	(1,300)	(1,253)	(2,575)	(2,593)
Interest capitalized	111	165	260	305
Other income/(expense)	(20)	78	47	205

	$2,979	4,265	2,467	15,276

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,470	1,161	3,306	3,216
Mills	1,754	1,855	3,517	3,681
Real Estate	147	156	295	292
Corporate	23	23	43	65

	$3,394	3,195	7,161	7,254

Capital expenditures
Woodlands	$1,407	385	4,698	3,172
Mills	2,496	599	4,120	1,477
Real Estate	954	1,679	1,816	4,629
Corporate	49	27	94	41

	$4,906	2,690	10,728	9,319

[1]	First six months ended June 30, 2007 results reflect the settlement of the litigation with the Central Arkansas Water. (For additional information, see Note 13 – Contingencies.)
[2]	Primarily intersegment sales of timber from Woodlands to Mills.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded net income of $2.5 million for the second quarter of 2008 compared to income of $2.6 million for the same period of 2007. The Woodlands segment provided $7.4 million in operating income during the second quarter of 2008, maintaining its position as the established core operation of the Company. The difficult conditions in the U.S. housing market continue to affect Deltic’s Real Estate and Mills segment. The Real Estate segment recorded an operating loss for the 2008 second quarter of $.3 million compared to income of $5.2 million for the same period of 2007. The results for the second quarter of 2007 include two commercial sales of approximately 26 acres at $241,000 per acre, while there were no sales of commercial real estate during the second quarter of 2008. The Company’s Mills segment recorded an operating loss of $.6 million in 2008’s second quarter. Deltic owns a 50 percent interest in Del-Tin Fiber L.L.C. and recorded equity in earnings of $.7 million for the second quarter of 2008, down slightly from $.8 million for the same quarter of 2007. Income tax expense was $.5 million for the second quarter of 2008 compared to $1.7 million for the same period of 2007 due primarily to lower pretax income combined with the benefit of a lower effective income tax rate due to statutory changes related to enactment of the TREE Act that was part of the recently approved Food, Conservation, and Energy Act of 2008 that reduced the federal tax rate on qualified timber sale gains in 2008 and 2009.

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors including general economic conditions, interest rates, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. The continued weakness in both the U.S. economy and housing markets continue to influence the Company’s operating environment. Tightened credit markets, high fuel prices, and the large inventories of homes continued through the second quarter with no expectation of improvement in the near future. These factors helped to cause housing starts in the U.S. to decline 43 percent from June 2007 to June 2008. In May, new home sales were down 40 percent from a year ago, the lowest level in 17 years, which also contributed to the decrease in the Real Estate segment activity. There was some lumber price improvement in the second quarter of 2008 due to the seasonal spring building increase. The Company expects continued instability in lumber prices due to weak market conditions. Given Deltic’s size and the nature of the commodity market that it operates within, the Company has little or no control over pricing levels for its forest products. As a result of Deltic’s operating environment it continues to focus on increasing efficiencies, while reducing its controllable cost.

For the second quarter of 2008, pine sawtimber harvest levels increased 46,760 tons, when compared to the second quarter of 2007, to 143,191 tons. The increase is due in part to timing related to the Company’s plans to use the 2008 annual harvest internally in its sawmills and seasonal weather conditions. Deltic intends to keep 2008’s total pine sawtimber harvest volume comparable to the level in 2007, thus continuing to manage the timberlands on a sustainable-yield basis. The Company harvested 89,618 tons of pine pulpwood during the second quarter of 2008, a decrease of 21,975 tons from the same period in 2007. The average sales price was $15 per ton, a 15 percent increase from $13 per ton for the second quarter of 2007. The Company sold approximately 971 acres of non-strategic hardwood bottomland at an average sales price of $2,300 per acre during the second quarter of 2008 compared to sales of 63 acres at $1,557 for the same period of 2007. Recreational users of hardwood bottomland continue to provide a market for the non-strategic land sales.

Recent advances in technology and increased pricing levels for natural gas have resulted in the viability of expanded natural gas exploration within the state of Arkansas. One current area of activity known as the “Fayetteville Shale Play” is an unconventional natural gas reservoir ranging in depth from 1,300 feet to 6,500 feet, and is spread across multiple Arkansas counties. Deltic has leased approximately 32,000 net mineral acres in this area to various exploration enterprises and received applicable lease bonus payments and the possibility of future royalty income should production be established. The Company continues to evaluate additional leasing requests within the currently defined boundary of the Fayetteville Shale Play, although future leasing will probably not be significant within the boundary currently defined by the Arkansas Oil and Gas Commission. The ultimate benefit to Deltic from these mineral leases remains speculative and unknown to the Company and is contingent on the successful extraction and sale of natural gas from this area. Deltic’s gas royalties from the defined Fayetteville Shale Play area have increased to approximately $100,000 per month during the second quarter of 2008.

The Mills segment continued to experience weak market conditions which have caused the average sales price in the second quarter of 2008 to decline $17 per MBF, to $289 per MBF, or 5.6 percent, from the second quarter of 2007’s average of $306 per MBF. Lumber sales were 70.1 million board feet in the current period of 2008, an increase when compared to 63.8 million board feet for the same period of 2007 due to improved mill productivity. Lumber prices increased through May, and the Mills segment reported positive margins for the months of May and June due to increased productivity and improved cost structure. As with any commodity market, the Company expects the historical volatility of lumber prices and demand to continue in the future. The Company continues to expect about half of the logs supplied to its sawmills will come from its strategically located fee timberlands.

The Real Estate segment closed the sale of seven residential lots during the second quarter of 2008, a reduction of 13 residential lots when compared to the same quarter in 2007. The average sales price per lot declined $16,000 when compared to the same quarter last year due to the mix of lots sold. Deltic’s lot development plans provide for lot offerings that represent most real estate market segments for planned communities. The Company plans to offer one new neighborhood within Chenal Valley in late August, consisting of 32 lots in the middle-tier of its three price levels, to maintain the planned lot inventory mix. The Company sold six lots within the Chenal Valley development in the second quarter of 2008 versus 17 during the same period of 2007. In Deltic’s other two developments, Red Oak Ridge and Chenal Downs, one lot was sold during the second quarter of 2008 versus three during the same period of 2007. Chenal Downs is fully developed and Deltic does not plan to develop any additional lots within Red Oak Ridge during 2008. Future annual development activity will be dependent upon the demand for the Company’s residential lots. Commercial real estate sales activity is by nature less predictable than residential activity. There were no commercial real estate sales during the second quarter of 2008 while the Company sold approximately 26 acres at $241,000 per acre during the same period of 2007. Multi-family housing sites continue to receive interest, as well as commercial real estate in and around the area of “The Promenade at Chenal”, an upscale shopping center within Chenal Valley. The developers of the center plan for 25 to 30 businesses to be open by year-end. Currently a movie theatre is open and the first stores are expected to open in August.

Operating results for Del-Tin Fiber are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. The demand for thin board, used in store fixtures and laminated flooring, was strong in 2007 and has remained strong through the first half of 2008. Del-Tin produced 25 to 35 percent of its product mix as thin board and plans to grow its market for this product. Cost of wood fiber, resin glue, and wax used in the manufacturing process continues to remain high, but Del-Tin has been able to recover a portion of these costs through MDF sales price increases. With regard to the Company’s equity position in Del-Tin, Deltic continues to reduce depreciation expense related to the add-back per thousand square feet manufactured, which relates to the impairment taken by the Company in 2002, which was not recorded at the Del-Tin level. The difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary. (For further discussion, refer to Note 4 to the consolidated financial statements.)

On May 22, 2008, the Food, Conservation, and Energy Act of 2008 was enacted. Within this Act was the TREE Act which included a provision for a reduced federal tax rate on qualified timber gains for one year. Gains on qualified timber sales beginning May 23, 2008, through May 22, 2009, will be taxed at a 15 percent alternate tax rate for corporations. The effects of this act have been reported in the current period of 2008 and reduced the effective tax rate for the current period and year.

Results of Operations

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended June 30, 2008 and 2007. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended June 30,
(Millions of dollars, except per share amounts)	2008	2007
Net sales
Woodlands	$11.5	7.1
Mills	26.1	24.1
Real Estate	2.9	10.4
Eliminations	(4.9)	(3.7)

Net sales	$35.6	37.9

Operating income/(loss) and net income/(loss)
Woodlands	$7.4	4.0
Mills	(.6)	(.7)
Real Estate	(.3)	5.2
Corporate	(3.0)	(4.3)
Eliminations	—	.1

Operating income/(loss)	3.5	4.3
Equity in earnings of Del-Tin Fiber	.7	.8
Interest income	.1	.2
Interest and other debt expense	(1.3)	(1.3)
Interest capitalized	.1	.2
Other income	(.1)	.1
Income taxes	(.5)	(1.7)

Net income/(loss)	$2.5	2.6

Earnings/(loss) per common share
Basic	$.19	.20
Diluted	$.19	.20

Consolidated

The $.1 million decrease in net income is largely due to reductions in residential and commercial real estate sales activity, partially offset by sales of non-strategic hardwood bottomland, increased pine sawtimber harvest, and a lower effective income tax rate.

Operating income decreased $.8 million. The Woodlands segment increased $3.4 million mainly due to sales of 971 acres of hardwood timberland at an average sales price of $2,311 per acre and an increased pine sawtimber harvest. Real Estate operations decreased $5.5 million mainly due to fewer residential lot sales in 2008 versus 2007 and no commercial real estate in 2008 whereas 26 acres were sold in 2007. Corporate operating expense declined $1.3 million due to decreased corporate general and administrative expenses resulting from decreased incentive plan expenses and one-time charges associated with the retirement of a Company officer in 2007.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended June 30,
	2008	2007
Net sales (millions of dollars)
Pine sawtimber	$4.9	3.7
Pine pulpwood	1.3	1.4
Hardwood sawtimber	.1	—
Hardwood pulpwood	.2	.1

Sales volume (thousands of tons)
Pine sawtimber	143.2	96.4
Pine pulpwood	89.6	111.6
Hardwood sawtimber	1.9	1.1
Hardwood pulpwood	28.0	14.6

Sales price (per ton)
Pine sawtimber	$35	39
Pine pulpwood	15	13
Hardwood sawtimber	34	22
Hardwood pulpwood	9	9

Timberland
Net sales (in millions)	$2.2	.1
Sales volume (acres)	971.04	63.52
Sales price (per acre)	$2,311	$1,557

Net sales increased $4.4 million. Sales of pine sawtimber increased $1.2 million due to a 48 percent higher sales volume, partially offset by a $4 per ton, or ten percent, lower average sales price. The Company sold 971 acres of non-strategic hardwood bottomland at $2,311 per acre versus sales of 63.52 acres at $1,557 per acre in the second quarter of 2007. There was a $.2 million increase in lease income and $.3 million increase in royalty income in the current period of 2008 versus the second quarter of 2007. The increase in operating results was due primarily to the increase in net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended June 30,
	2008	2007
Net sales (millions of dollars)
Lumber	$20.3	19.5
Residual by-products	4.3	3.5

Lumber
Finished production (MMBF)	66.3	63.0
Sales volume (MMBF)	70.2	63.8
Sales price (per MBF)	$289	306

Net sales increased $1.9 million, or eight percent, due to higher sales volume, partially offset by a lower average sales price per MBF. The Mills were able to partially offset the sales price decrease with lower per ton log cost and reduced direct manufacturing costs per MBF due to improved operating efficiencies.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended June 30,
	2008	2007
Net sales (millions of dollars)
Residential lots	$.5	1.8
Commercial acreage	—	6.3
Undeveloped acreage	—	—
Chenal Country Club	2.3	2.2

Sales volume
Residential lots	7	20
Commercial acres	—	25.99
Undeveloped acres	—	—

Average sales price (thousands of dollars)
Residential lots	$72	88
Commercial acres	—	241
Undeveloped acres	—	—

Net sales decreased $7.4 million due to decreases in sales of commercial real estate and residential lots combined with a lower average sales price per lot due to sales mix. The decrease in the segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The decrease in operating expense for Corporate functions was due to lower general and administrative expenses related to reductions in incentive plan expenses and a one-time charge in connection with the 2007 retirement of a Company officer .

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $1.2 million to $4.9 million. The increase reflects an increase in the volume of logs coming into Deltic sawmills from its fee timberlands but at a lower transfer price from the Woodlands segment. Transfer prices are approximately that of market which were higher in the same quarter last year.

Equity in Del-Tin Fiber

For the second quarter of 2008, Deltic’s equity in Del-Tin Fiber was $.7 million, down slightly from the same period of 2007. The decrease in the second quarter of 2008 when compared to 2007 is due to increased direct manufacturing cost.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended June 30,
	2008	2007
Net sales (millions of dollars)	$15.4	15.1
Finished production (MMSF)	30.3	30.5
Board sales (MMSF)	29.3	30.3
Sales price (per MSF)	$526	496

Income Taxes

The effective income tax rate was 19 percent for the three months ended June 30, 2008, and 40 percent for the same period of 2007. The decrease from 2007 to 2008 was due to the enactment in the second quarter of 2008 of a lower federal tax rate on qualified timber gains and the related remeasurement of certain existing deferred tax assets and liabilities and permanent differences in state income tax expense

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

In the following tables, Deltic’s net sales and results of operations are presented for the six-month periods ended June 30, 2008 and 2007. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2008	2007
Net sales
Woodlands	$24.1	21.3
Mills	45.9	46.4
Real Estate	5.2	22.0
Eliminations	(11.8)	(11.4)

Net sales	$63.4	78.3

Operating income/(loss) and net income
Woodlands	$15.8	14.0
Mills	(5.0)	(2.7)
Real Estate	(.9)	12.6
Corporate	(6.5)	(7.7)
Eliminations	(.2)	(.2)

Operating income	3.2	16.0
Equity in earnings of Del-Tin Fiber	1.4	1.0
Interest income	.2	.4
Interest and other debt expense	(2.6)	(2.6)
Interest capitalized	.3	.3
Other income/(expense)	—	.2
Income taxes	(.4)	(6.1)

Net income	$2.1	9.2

Earnings per common share
Basic	$.17	.74
Diluted	$.16	.72

Consolidated

The $7.1 million decrease in net income was the result of decreased operating income from Deltic’s Real Estate segment and Mills segment, partially offset by improved financial results for the Woodlands segment combined with a decrease in corporate general and administrative expense and an increase in equity in earnings of Del Tin Fiber. The 2008 period also benefited from a lower effective income tax rate.

Operating income decreased $12.8 million. The Woodlands segment increased $1.8 million due primarily to increased sales of non-strategic hardwood timberland, lease income, and royalty income, partially offset by lower pine sawtimber revenues. The Mills segment decreased $2.3 million due mainly to an 11 percent decrease in average lumber sales price. Real Estate operating income decreased $13.5 million, primarily the result of no sales of commercial real estate and undeveloped land in 2008 and lower residential lot sales revenue. Corporate operating expense decreased $1.2 million due to lower general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Six Months Ended June 30,
	2008	2007
Net sales (millions of dollars)
Pine sawtimber	$11.7	13.8
Pine pulpwood	2.9	3.4
Hardwood sawtimber	.1	.1
Hardwood pulpwood	.5	.2

Sales volume (thousands of tons)
Pine sawtimber	323.6	333.3
Pine pulpwood	189.3	261.7
Hardwood sawtimber	4.2	1.9
Hardwood pulpwood	48.0	27.5

Sales price (per ton)
Pine sawtimber	$36	41
Pine pulpwood	15	13
Hardwood sawtimber	34	27
Hardwood pulpwood	11	8

Timberland
Net sales (millions of dollars)	$3.7	.1
Sales volume (acres)	1,644.85	63.52
Sales price (per acre)	$2,236	1,557

Total net sales increased $2.8 million. Sales of pine sawtimber decreased by $2.1 million due primarily to a lower average sales price per ton of $36, a 12 percent decrease when compared to $41 per ton in 2007. Sales of pine pulpwood decreased $.5 million due to a 28 percent lower harvest volume, which was partially offset by a 15 percent increase in the average per ton sales price. Revenues for hardwood sawtimber and pulpwood increased $.4 million over the prior six-month period. The Company sold approximately 1,645 acres of non-strategic hardwood bottomland at $2,236 per acre versus approximately 64 acres at $1,557 an acre in 2007. Lease income increased $.3 million and royalty income increased $.5 million in the current period of 2008 versus the same period in 2007. The increase in operating results was due primarily to the increase in net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Six Months Ended June 30,
	2008	2007
Net sales (millions of dollars)
Lumber	$35.2	37.5
Residual by-products	8.4	6.9

Lumber
Finished production (MMBF)	126.6	121.8
Sales volume (MMBF)	132.6	125.4
Sales price (per MBF)	$266	299

Total net sales decreased $.5 million, due to the segment’s 11 percent lower average lumber sales price, partially offset by an increase in revenues from residual sales. Total operating income for the Mills declined $2.3 million due primarily to the impact of the lower average sales price per MBF sold.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Six Months Ended June 30,
	2008	2007
Net sales (millions of dollars)
Residential lots	$1.0	3.2
Commercial sites	—	6.3
Undeveloped acreage	—	8.2
Chenal Country Club	3.9	3.6

Sales volume
Residential lots	14	34
Commercial acres	—	25.99
Undeveloped acreage	—	680.06

Average sales price (thousands of dollars)
Residential lots	$70	93
Commercial acres	—	241
Undeveloped acreage	—	12

Total net sales decreased $16.8 million, or 76 percent, due to decreased sales of commercial and undeveloped real estate acreage and reductions in sales of residential lots. The number of residential lots sold during 2008 decreased by 20 lots, or 59 percent, compared to 2007. The average sales price per lot decreased by 25 percent due to sales mix. The decrease in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The decrease in operating expense for Corporate functions of $1.3 million was due primarily to lower general and administrative expenses resulting from reduced incentive plan expenses and a one-time charge associated with the retirement of a Company officer in 2007.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $.4 million to $11.8 million. The increase was due to increases in the volume of logs coming into Deltic’s sawmills from its fee timberlands. Logs supplied by the Woodlands segment to the Company’s sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the first six months of 2008, equity in earnings of Del-Tin Fiber was $1.4 million, an increase of $.4 million from the same period last year. The $.4 million increase in the first six months of 2008 when compared to 2007 is due to an increased production percentage of thin board and improved operating efficiencies. Del-Tin was also able to pass along increases in wood fiber, resin glue, and wax cost in its average sales price.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Six Months Ended June 30,
	2008	2007
Net sales (millions of dollars)	$31.4	30.8
Finished production (MMSF)	60.1	61.0
Board sales (MMSF)	59.4	63.8
Sales price (per MSF)	$529	483

Income Taxes

The effective income tax rate was 17 percent for the six months ended June 30, 2008, and 40 percent for the same period of 2007. The decrease from 2007 to 2008 was due to enactment of a lower federal tax rate on qualified timber gains and the related remeasurement of certain existing deferred tax assets and liabilities and permanent differences in state income tax expense

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $8.7 million for the first six months of 2008 compared to $18 million for the same period in 2007. Changes in operating working capital, other than cash and cash equivalents, required cash of $.1 million in the 2008 period, but provided cash of $.1 million in 2007. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $10.5 million in the current-year period and $9.3 million a year ago. Capital expenditures by segment consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2008	2007
Woodlands	$4,698	3,172
Mills	4,120	1,477
Real Estate	1,816	4,629
Corporate	94	41

Capital expenditures	10,728	9,319
Non-cash land exchange	(249)	—

Capital expenditures requiring cash	$10,479	9,319

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations used cash of $1.1 million in 2008 and $.3 million in 2007. The Company made advances to Del-Tin Fiber of $2.7 million during the current period, which increased $1.5 million from the corresponding period of 2007. The Company received $3.4 million in cash distributions from Del-Tin Fiber in 2008, which increased $1.7 million from the same period in 2007. Therefore, Deltic’s net distribution from Del-Tin was $.7 million in 2008 and $.5 million in 2007. At the end of the six-month period in 2008, the net change in funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges was $1.6 million, a $1.7 million net change from the prior year. Deltic received proceeds from other investing activities of $.7 million in 2008 and $.9 million in 2007. Deltic paid dividends on common stock of $1.9 million during both 2008 and 2007. In 2008, proceeds from stock option exercises amounted to $1 million, an increase of $.1 million when compared to 2007. In 2008 and 2007, the beneficial tax effect of stock options exercised was $.3 million.

Financial Condition

Working capital totaled $(.1) million at June 30, 2008, and $7.3 million at December 31, 2007. Deltic’s working capital ratio at June 30, 2008, was 1 to 1, compared to 1.46 to 1 at the end of 2007. Cash and cash equivalents at the end of the second quarter of 2008 were $6.9 million compared to $10.7 million at the end of 2007. During the first six months of 2008, total indebtedness of the Company remained the same as year-end 2007. Deltic’s long-term debt to stockholders’ equity ratio was .289 to 1 at June 30, 2008 compared to .306 to 1 at December 31, 2007.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, expanding lumber production as market conditions allow, and developing real estate at Chenal Valley and Red Oak Ridge.

On June 30, 2008, the Company entered into an agreement with Metropolitan Life and a group of other domestic insurance companies to amend the existing note agreement of the $30,000,000 private placement senior notes. The amendment changes the minimum fixed charge coverage and other ratios applicable to the Company’s business to be the same as those contained in the Company’s Series A Senior Notes placed with American AgCredit PCA.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Board announced a $25 million expansion of this program. As of June 30, 2008, the Company had expended $7.3 million under this program, with the purchase of 205,182 shares at an average cost of $35.60 per share; no shares have been purchased in 2008 under this program. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which is repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($19 million at June 30, 2008) of Del-Tin’s obligations under its credit agreement.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” In accordance with FIN 45, initially Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and included this non-cash amount in the Company’s March 31, 2005 Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. As of June 30, 2008, Deltic’s remaining liability regarding the guarantee was $.9 million.

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

(Millions of dollars)	Total	During 2008	2009 to 2010	2011 to 2012	After 2012
Contractual cash payment obligations
Real estate development infrastructure	$4.1	—	4.1	—	—
Long-term debt	70.0	3.3	13.3	13.3	40.1
Interest on debt[1]	27.5	4.4	7.5	5.9	9.7
Retirement plans	11.9	.4	1.9	2.1	7.5
Other postretirement benefits	5.6	.2	1.1	1.1	3.2
Unrecognized tax benefits	1.5	1.2	.3	—	—
Other long-term liabilities	5.5	1.0	3.2	1.3	—

	$126.1	10.5	31.4	23.7	60.5

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$19.0	1.5	3.0	14.5	—
Timber cutting agreements	.8	.5	.2	.1	—
Operating leases	.1	—	.1	—	—
Letters of credit	.4	—	.1	.3	—

	$20.3	2.0	3.4	14.9	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 135,000 to 145,000 tons in the third quarter of 2008 and 550,000 to 575,000 tons for the year. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 60 to 70 million board feet for the third quarter and 250 to 260 million board feet for the year. Residential lot sales are projected to be 5 to 10 lots and 45 to 55 lots for the third quarter and the year, respectively.

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

Based on their evaluation as of June 30, 2008, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2007 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 through April 30 2008	—	—	—	$27,696,122

May 1 through May 31, 2008	—	—	—	$27,696,122

June 1 through June 30, 2008	—	—	—	$27,696,122

[1]

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. In December 2007, this plan was expanded by $25 million. There is no stated expiration date regarding this authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Deltic Timber Corporation (“Deltic” or “the Company”) was held on April 24, 2008. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, its Board of Directors consists of three classes who hold office for staggered terms of three years. Set forth below is a listing of the directors elected at the April 24, 2008, annual meeting, the results of such election and the names of directors whose term of office continued after the meeting.

Director	Votes For	Votes Withheld
Christoph Keller, III	11,316,622	512,438
David L. Lemmon	11,777,242	51,818
R. Madison Murphy	11,752,442	76,618
Ray C. Dillon	(Term expires in 2009)
Robert C. Nolan	(Term expires in 2009)
Robert B. Tudor, III	(Term expires in 2009)
Randolph C. Coley	(Term expires in 2010)
R. Hunter Pierson, Jr.	(Term expires in 2010)
J. Thurston Roach	(Term expires in 2010)

In addition to the election of three Class III directors at the April 24, 2008 annual meeting, stockholders were requested to ratify the prior appointment of KPMG LLP by the Board’s Audit Committee as Deltic’s independent auditors for 2008. Stockholders ratified the appointment of KPMG LLP by a vote of 11,780,392 shares in favor and 48,668 shares against or withheld.

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

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date: August 6, 2008
Ray C. Dillon, President
(Principal Executive Officer)

	/s/ Kenneth D. Mann	Date: August 6, 2008
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

	/s/ Byrom L. Walker	Date: August 6, 2008
Byrom L. Walker, Controller
(Principal Accounting Officer)