Form 10-Q
period 2008-09-30
DELTIC TIMBER CORP
filed 2008-11-07
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of Common Stock, $.01 Par Value, outstanding at October 31, 2008, was 12,428,398.

TABLE OF CONTENTS - THIRD QUARTER 2008 FORM 10-Q REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited) September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$16,504	10,673
Trade accounts receivable, net of allowance for doubtful accounts of $57 and $52, respectively	5,596	3,941
Other receivables	190	161
Inventories	4,804	6,156
Prepaid expenses and other current assets	3,091	2,302

Total current assets	30,185	23,233

Investment in real estate held for development and sale	48,245	46,048
Investment in Del-Tin Fiber	7,960	7,017
Other investments and noncurrent receivables	3,755	2,445
Timber and timberlands - net	208,922	208,428
Property, plant, and equipment - net	40,001	39,214
Deferred charges and other assets	1,081	2,359

Total assets	$340,149	328,744

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$4,367	2,660
Current maturities of long-term debt	6,667	3,333
Accrued taxes other than income taxes	1,800	1,650
Income taxes payable	41	1,371
Deferred revenues and other accrued liabilities	9,685	6,934

Total current liabilities	22,560	15,948

Long-term debt, excluding current maturities	65,833	66,667
Deferred tax liabilities - net	5,798	6,800
Guarantee of indebtedness of Del-Tin Fiber	690	1,207
Other noncurrent liabilities	21,330	20,036
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock-$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	77,690	76,637
Retained earnings	155,968	155,299
Treasury stock	(8,225)	(12,385)
Accumulated other comprehensive loss	(1,623)	(1,593)

Total stockholders’ equity	223,938	218,086

Total liabilities and stockholders’ equity	$340,149	328,744

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$34,964	25,528	98,337	103,810

Costs and expenses
Cost of sales	24,636	18,223	70,714	64,986
Depreciation, amortization, and cost of fee timber harvested	3,327	3,370	10,488	10,624
General and administrative expenses	4,641	3,169	11,607	11,436

Total costs and expenses	32,604	24,762	92,809	87,046

Operating income	2,360	766	5,528	16,764
Equity in earnings of Del-Tin Fiber	679	344	2,071	1,316
Interest income	74	301	249	690
Interest and other debt expense	(1,230)	(1,262)	(3,805)	(3,855)
Interest capitalized	116	192	376	497
Other income/(expense)	32	85	79	290

Income before income taxes	2,031	426	4,498	15,702
Income taxes	552	(181)	141	(6,270)

Net income	$2,583	245	4,639	9,432

Earnings per common share
Basic	$.21	.02	.37	.76
Diluted	$.21	.02	.37	.74

Dividends per common share
Paid	$.075	.075	.225	.225
Declared	$.075	—	.300	.225

Weighted average common shares outstanding (thousands)
Basic	12,482	12,488	12,449	12,477
Diluted	12,553	12,543	12,525	12,535

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income	$4,639	9,432
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	10,488	10,624
Deferred income taxes	(862)	1,071
Real estate costs recovered upon sale	1,064	4,785
Timberland costs recovered upon sale	707	151
Equity in earnings of Del-Tin Fiber	(2,071)	(1,316)
Stock-based compensation expense	1,233	1,825
Net increase in liabilities for pension and other postretirement benefits	119	173
Net decrease in deferred compensation for stock-based liabilities	(65)	(223)
Decrease in operating working capital other than cash and cash equivalents	1,757	3,507
Other - net	1,830	(5,349)

Net cash provided by operating activities	18,839	24,680

Investing activities
Capital expenditures	(16,408)	(15,643)
Net change in purchased stumpage inventory	83	(1,628)
Advances to Del-Tin Fiber	(4,406)	(2,580)
Distributions from Del-Tin Fiber	5,017	2,470
Net change in funds held by trustee	(1,426)	(591)
Other - net	955	1,472

Net cash required by investing activities	(16,185)	(16,500)

Financing activities
Treasury stock purchases	(11)	—
Proceeds from borrowings	2,500	1,000
Common stock dividends paid	(2,803)	(2,808)
Proceeds from stock option exercises	3,388	997
Tax effect of stock based compensation expense	521	305
Other - net	(418)	—

Net cash provided/(required) by financing activities	3,177	(506)

Net increase in cash and cash equivalents	5,831	7,674
Cash and cash equivalents at January 1	10,673	11,359

Cash and cash equivalents at September 30	$16,504	19,033

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2008	2007
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2008 and 2007	128	128

Capital in excess of par value
Balance at beginning of period	76,637	73,999
Exercise of stock options	409	142
Tax benefits on stock options	464	414
Stock based compensation expense	1,233	1,825
Restricted stock forfeitures	22	81
Restricted stock awards	(1,214)	(681)
Tax benefits on restricted stock	139	—

Balance at end of period	77,690	75,780

Retained earnings
Balance at beginning of period	155,299	147,406
Net income	4,639	9,432
Common stock dividends	(3,742)	(2,808)
Transition to FIN 48	—	523
FAS 158 measurement date transition, net of tax	(228)	—

Balance at end of period	155,968	154,553

Treasury stock
Balance at beginning of period – 425,622 and 388,682 shares, respectively	(12,385)	(8,932)
Shares purchased – 219 in 2008 and 0 in 2007	(11)	—
Forfeited restricted stock – 417 in 2008 and 1,660 in 2007	(22)	(81)
Shares issued for incentive plans – 143,981 and 63,667 shares, respectively	4,193	1,535

Balance at end of period – 282,317 and 323,633 shares, respectively	(8,225)	(7,478)

Accumulated other comprehensive loss
Balance at beginning of period	(1,593)	(5,120)
Change in other comprehensive loss net of tax	(30)	—

Balance at end of period	(1,623)	(5,120)

Total stockholders’ equity	$223,938	217,863

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2008	2007
Net income	$4,639	9,432

Other comprehensive loss
Items related to employee benefit plans:
Transition change in measurement date	18	—
Reclassification adjustment for gains/(losses) included in net income
Amortization of prior service cost	38	—
Amortization of actuarial loss	43	—
Amortization of plan amendment	(149)	—
Income taxes expense related to items of other comprehensive income	20	—

Net other comprehensive loss	(30)	—

Comprehensive income	$4,609	9,432

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

Management believes the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly its financial position as of September 30, 2008, and the results of its operations and cash flows for the three months and nine months ended September 30, 2008 and 2007. These consolidated financial statements are not necessarily indicative of results to be expected for the full year.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	September 30, 2008	December 31, 2007
Logs	$912	1,800
Lumber	3,338	3,994
Materials and supplies	554	362

	$4,804	6,156

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	September 30, 2008	December 31, 2007
Short-term deferred tax assets	$1,572	1,545
Prepaid expenses	1,085	278
Other current assets	434	479

	$3,091	2,302

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

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, the Company unconditionally guarantees the payment of 50 percent ($18,250,000 at September 30, 2008) of Del-Tin’s obligations under its credit agreement. The Company estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000. The Company is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At September 30, 2008, the Company’s unamortized balance related to the value of the guarantee was $690,000.

At September 30, 2008, and December 31, 2007, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $16,061,000 and $15,820,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin. The equity in earnings of Del-Tin recognized by the Company exceeds its ownership percentage of Del-Tin’s earnings because the difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber (cont.)

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations consisted of the following:

Condensed Balance Sheet Information

(Thousands of dollars)	September 30, 2008	December 31, 2007
Current assets	$10,147	8,891
Property, plant, and equipment - net	79,379	82,852
Other noncurrent assets	153	94

Total assets	$89,679	91,837

Current liabilities	$11,139	11,163
Long-term debt	30,500	35,000
Members’ capital	48,040	45,674

Total liabilities and members’ capital	$89,679	91,837

Condensed Income Statement Information

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$16,563	13,006	48,011	43,788

Cost and expenses
Cost of sales	13,246	10,194	37,826	33,931
Depreciation	1,339	1,262	4,035	4,241
General and administrative expenses	579	535	1,786	1,799

Total costs and expenses	15,164	11,991	43,647	39,971

Operating income	1,399	1,015	4,364	3,817
Interest income	9	11	27	42
Interest and other debt expense	(461)	(792)	(1,431)	(2,418)
Other income/(loss)	—	93	(28)	20

Net income	$947	327	2,932	1,461

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	September 30, 2008	December 31, 2007
Purchased stumpage inventory	$3,374	3,457
Timberlands	82,311	81,514
Fee timber	211,816	207,992
Logging facilities	2,085	1,979

	299,586	294,942

Less accumulated cost of fee timber harvested and facilities depreciation	(90,664)	(86,514)

	$208,922	208,428

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	September 30, 2008	December 31, 2007
Land	$125	125
Land improvements	5,116	4,828
Buildings and structures	10,117	9,932
Machinery and equipment	96,284	90,180

	111,642	105,065
Less accumulated depreciation	(71,641)	(65,851)

	$40,001	39,214

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

Note 8 – Income Taxes

Deltic recorded an income tax benefit of $552,000 in the third quarter of 2008 compared to income tax expense of $181,000 in the third quarter of last year. Deltic’s effective income tax rate from continuing operations was a benefit of 27.2 percent and 3.1 percent for the three and nine months ended September 30, 2008 compared to expense of 42.5 percent and 39.9 percent for the prior periods of 2007. The decrease in effective rate for the third quarter 2008 was partly due to a tax benefit from the Food, Conservation and Energy Act of 2008, enacted May 22, 2008, which included provisions reducing the tax rate on qualified timber sales from 35 percent to 15 percent. The provision is effective for one year, with annual renewals possible. Other discrete adjustments are related to the true-up of estimates used in the computation of tax expense recorded for 2007 versus finalized tax expense based on the 2007 federal and state tax returns, which were prepared in the third quarter of 2008.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Income Taxes (cont.)

A discrete item related to expiration of the statute of limitations on a state return for the 2004 tax year that is available to offset future FIN 48 liabilities resulted in a benefit of $1,293,000, which was recognized in the third quarter of 2008. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $1,398,000 would benefit the effective rate. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expense. At September 30, 2008, $26,000 was accrued in other accrued liabilities.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2005.

The following table provides a reconciliation of the Company’s income tax expense (benefit) at the statutory U.S. federal rate to the actual income tax expense (benefit) for the three and nine months ended September 30:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
U.S. Federal income tax using statutory tax rate	$711	656	1,574	5,585
State tax, net of federal tax benefit	56	100	343	1,252
Tax effects resulting from:
Tax rate reduction on timber gains	(268)	—	(911)	—
Recognition of state NOL carry forward available to offset FIN 48 liabilities	(1,293)	—	(1,293)	—
Tax return true-up	230	(575)	230	(567)
Other	12	—	(84)	—

Income tax provision/(benefit) as reported	$(552)	181	(141)	6,270

Note 9 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	September 30, 2008	December 31, 2007
Deferred revenues – current	$4,342	3,366
Vacation accrual	943	885
Deferred compensation	1,536	1,932
All other current liabilities	2,864	751

	$9,685	6,934

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	September 30, 2008	December 31, 2007
Accumulated postretirement benefit obligation	$8,751	8,163
Excess retirement plan	3,140	3,049
Accrued pension liability	2,777	2,842
Deferred revenue – long term portion	3,465	4,116
All other noncurrent payables	3,197	1,866

	$21,330	20,036

Note 11 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Funded qualified retirement plan
Service cost	$232	261	696	782
Interest cost	351	322	1,053	966
Expected return on plan assets	(374)	(312)	(1,122)	(935)
Amortization of prior service cost	15	15	45	46
Recognized actuarial loss	—	51	—	151

Net retirement expense	$224	337	672	1,010

Unfunded nonqualified retirement plan
Service cost	$26	34	78	103
Interest cost	46	43	138	131
Amortization of prior service cost	(3)	(2)	(9)	(8)
Recognized actuarial loss	6	11	18	31

Net retirement expense	$75	86	225	257

Other postretirement benefits
Service cost	$69	114	207	342
Interest cost	122	112	366	336
Amortization of plan amendment	(50)	(44)	(150)	(132)
Recognized actuarial loss	9	23	27	69

Other postretirement benefits expense	$150	205	450	615

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Employee and Retiree Benefit Plans (cont.)

The Company made contributions to its qualified plan of $900,000 during the first nine months of 2008.

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

Note 12 – Stock-Based Compensation

The Consolidated Statements of Income for the three months and nine months ended September 30, 2008, included $406,000 and $1,233,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the three month and nine month periods ended September 30, 2007, the amounts were $378,000 and $1,825,000.

Stock Options – A summary of stock options as of September 30, 2008, and changes during the nine-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	249,812	$37.06

Granted	28,481
Exercised	(102,276)
Forfeited/expired	(10,037)

Outstanding at September 30, 2008	165,980	$42.56	5.9	$3,498

Exercisable at September 30, 2008	100,732	$36.03	4.1	$2,781

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of September 30, 2008, and changes during the nine-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	66,700	$44.91

Granted	18,341
Vested	(19,611)
Forfeited	(194)

Nonvested at September 30, 2008	65,236	$50.43

As of September 30, 2008, there was $1,529,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Performance Units – A summary of nonvested restricted stock performance units as of September 30, 2008, and changes during the nine months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	46,622	$46.29

Granted	23,364
Vested	(23,222)
Forfeited	(223)

Nonvested at September 30, 2008	46,541	$51.50

As of September 30, 2008, there was $1,021,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 1.7 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Business Interruption

On August 9, 2007, the Company experienced a fire in the planer section of its operating facility located in Waldo, Arkansas. Damage was extensive to this portion of the facility and operations at the facility were temporarily suspended while repairs were made to the damaged area. Costs of repair or replacement of property, equipment, and business interruption were covered under the terms of applicable insurance policies, subject to deductibles. As of September 30, 2007, the Company had not received any cash proceeds from its insurance carrier and recorded $1,736,000 in other receivables related to repair of property and equipment, clean-up costs, continuing manufacturing expenses, and the basis of equipment destroyed at the facility. Insurance recoveries of $1,381,000 were recorded as a reduction of continuing manufacturing expenses normally included in cost of sales. The Waldo facility was fully operational in late October 2007. Business interruption and property claims were settled in December 2007, and all property insurance proceeds were reinvested in the Waldo facility.

Note 14 – Contingencies

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

Note 15 – Subsequent Event

On October 29, 2008, the Company delivered a notice of voluntary prepayment (“Notice Letter”) to Metropolitan Life Insurance Company, MetLife Investors USA Insurance Company, New England Life Insurance Company, General American Life Insurance Company, MetLife Insurance Company of Connecticut, and Modern Woodmen of America (collectively, the “Note Purchases”) to prepay in full all of its outstanding obligations as of November 4, 2008, relating to the $30,000,000 6.01% Senior Notes that were issued pursuant to a Note Purchase Agreement dated December 20, 2002, as amended. As part of the notice, the Company requested that the Note Purchasers waive any prepayment penalty or other requirement to pay any “make whole” fees. On October 30, 2008, all Note Purchasers, except for Modern Woodmen of America, accepted the Company’s proposal, counter-signed the Notice Letter, and are waiving any prepayment penalties or “make whole” fees. On November 4, 2008, using funds from the Company’s revolving credit facility, $25,000,000 of the $30,000,000 notes were paid in full and cancelled.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

(Thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$2,583	245	4,639	9,432

Weighted average number of common shares used in basic EPS	12,482	12,488	12,449	12,477
Effect of dilutive shares	71	55	76	58

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,553	12,543	12,525	12,535

Earnings per common share
Basic	$.21	.02	.37	.76
Diluted	$.21	.02	.37	.74

Options to purchase 10,000 shares were outstanding for the nine months ending September 30, 2008, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

Note 17 – Supplemental Cash Flow Disclosures

Income tax payments of $203,000, and $4,874,000 were made in the nine months ended September 30, 2008 and 2007, respectively. Interest paid was $2,502,000 and $2,619,000 during the nine months of 2008 and 2007, respectively. Non-cash activity includes a land exchange of $249,000 in the quarter ended March 31, 2008.

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

(Thousands of dollars)	Nine Months Ended September 30,
	2008	2007
Trade accounts receivable	$(1,655)	1,636
Other receivables	(29)	(968)
Inventories	1,352	(897)
Prepaid expenses and other current assets	(845)	(2,179)
Trade accounts payable	1,707	2,879
Accrued taxes other than income taxes	150	(249)
Income taxes, deferred revenues and other accrued liabilities	1,077	3,285

	$1,757	3,507

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Business Segments

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales
Woodlands	$8,887	8,564	33,015	29,880
Mills[1]	27,344	16,787	73,189	63,227
Real Estate[2]	2,999	4,134	8,209	26,094
Eliminations[3]	(4,266)	(3,957)	(16,076)	(15,391)

	$34,964	25,528	98,337	103,810

Income before income taxes
Operating income
Woodlands	$5,138	4,874	20,915	18,910
Mills	1,815	(878)	(3,165)	(3,544)
Real Estate	(519)	82	(1,429)	12,656
Corporate[4]	(4,443)	(2,902)	(10,905)	(10,617)
Eliminations	369	(410)	112	(641)

Operating income	2,360	766	5,528	16,764

Equity in earnings of Del-Tin Fiber	679	344	2,071	1,316
Interest income	74	301	249	690
Interest and other debt expense	(1,230)	(1,262)	(3,805)	(3,855)
Interest capitalized	116	192	376	497
Other income/(expense)	32	85	79	290

	$2,031	426	4,498	15,702

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,385	1,328	4,691	4,544
Mills	1,780	1,877	5,297	5,558
Real Estate	142	145	437	437
Corporate	20	20	63	85

	$3,327	3,370	10,488	10,624

Capital expenditures
Woodlands	$1,258	841	5,956	4,013
Mills	2,029	1,405	6,149	2,882
Real Estate	2,634	4,053	4,450	8,682
Corporate	8	25	102	66

	$5,929	6,324	16,657	15,643

[1]	The three months and nine months ended September 30, 2007, reflect the impact of the Planer Mill fire at Waldo. (For additional information, see Note 13 – Business Interruption.)
[2]	The nine months ended September 30, 2007 results reflect the settlement of the litigation with the Central Arkansas Water. (For additional information, see Note 14 – Contingencies.)
[3]	Primarily intersegment sales of timber from Woodlands to Mills
[4]	Includes acquisition-related cost of $951,000 in the three months and nine months ended September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded net income of $2.5 million for the third quarter of 2008 compared to income of $.2 million for the same period of 2007. The Woodlands segment continued its role as the established core operation of the Company during the third quarter, providing $5.1 million in operating income despite downward pressure on pine sawtimber stumpage prices compared to $4.9 million in the third quarter of 2007. The Company’s Mills segment recorded operating income of $1.8 million in 2008’s third quarter compared to a loss of $.8 million for the third quarter of 2007. The Real Estate segment recorded an operating loss for the 2008 third quarter of $.5 million, which compares to breakeven results for the same period of 2007. Deltic owns a 50 percent interest in Del-Tin Fiber L.L.C. and recorded equity in earnings of $.7 million for the third quarter of 2008, an increase from $.3 million for the same quarter of 2007. The Company had an income tax benefit of $.5 million for the third quarter of 2008 compared to expense of $.2 million for the same period of 2007 due primarily to the benefit of a lower effective income tax rate related to statutory changes with the enactment of the TREE Act that was part of the Food, Conservation, and Energy Act of 2008 that reduced the federal tax rate on qualified timber sale gains in 2008 and 2009 and benefits from other discrete tax items.

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors including general economic conditions, interest rates, credit availability, imports, foreign exchange rates, housing starts, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. The difficult conditions affecting the U.S. economy, banking system, and housing markets continues to influence the Company’s operating environment. Tightened credit markets, economic uncertainties, and the large inventories of homes continued through the third quarter. Housing starts in the U.S. have declined 31 percent from September 2007 to September 2008, to the lowest level in 17 years, and have impacted the Company’s operating environment. There was some lumber price improvement in the third quarter of 2008 due to reduced supply, but the continued economic weakness exacerbated by the crisis in the financial markets is causing prices to soften. Given Deltic’s size and the nature of the commodity market that it operates within, the Company has little or no control over pricing levels for its forest products. Deltic continues to benefit from increased sawmill efficiencies and timely management actions to take advantage of supply and demand situations.

For the third quarter of 2008, pine sawtimber harvest levels increased 43,371 tons, to 147,436 when compared to the third quarter of 2007. During the third quarter of 2007, the Company’s fee timber harvest was curtailed because the Waldo Mill was shut down for approximately two months during that period for fire related repairs. The Company plans to consume the 2008 annual harvest in its sawmills and to keep the harvest level volume approximately the same as in 2007, and will continue to manage Company timberlands on a sustainable-yield basis. The average pine sawtimber price per ton decreased ten dollars, or 26 percent, to $29 per ton during the third quarter due to downward pressure from the higher-than-normal availability of privately owned pine sawtimber and reduced demand caused by the closure or curtailment of several sawmills in the Company’s operating area. The Company harvested 84,138 tons of pine pulpwood during the third quarter of 2008, a decrease of 21,861 tons from the same period in 2007. The average sales price was $13 per ton, no change from the third quarter of 2007. The Company sold approximately 185 acres of non-strategic hardwood bottomland at an average sales price of $1,469 per acre during the third quarter of 2008 compared to sales of 360 acres at $1,964 for the same period of 2007. Recreational users of hardwood bottomland continue to provide a market for the non-strategic land sales. The Woodlands segment reported hunting lease income of $.4 million for the third quarters of 2008 and 2007.

Recent advances in technology and increased pricing levels for natural gas have resulted in the viability of expanded natural gas exploration within the state of Arkansas. One current area of activity known as the “Fayetteville Shale Play” is an unconventional natural gas reservoir ranging in depth from 1,300 feet to 6,500 feet, and is spread across multiple Arkansas counties. Deltic has leased approximately 32,000 net mineral acres in this area to various exploration enterprises and received applicable lease bonus payments and the possibility of future royalty income should production be established. The Company continues to evaluate additional leasing requests within the currently defined boundary of the Fayetteville Shale Play, although future leasing will probably not be significant within the boundary currently defined by the Arkansas Oil and Gas Commission. The ultimate benefit to Deltic from these mineral leases remains speculative and unknown to the Company and is contingent on the successful extraction and sale of natural gas from this area. Deltic’s gas royalties from the defined Fayetteville Shale Play area have averaged about $132,000 per month during the third quarter of 2008. Deltic has reported total oil and gas royalty income of $.5 million and $.1 million for the third quarter of 2008 and 2007, respectively. Oil and gas lease income was $.5 million for the third quarter of 2008 compared to $.3 million for the same period of 2007.

The Mills segment benefited from reduced lumber inventories and curtailed capacities, which have led to a slight increase in average sales price in the third quarter of 2008 of three dollars per MBF, to $307 per MBF compared to the third quarter of 2007’s average of $304 per MBF. Lumber sales were 69.5 million board feet in the current period of 2008, an increase when compared to 45.6 million board feet for the same period of 2007 due to the fire related Waldo Mill shutdown in 2007. The Mills segment reported positive margins each month of the quarter due to increased productivity and lower log cost. As with any commodity market, the Company expects the historical volatility of lumber prices and demand to continue in the future. The Company continues to expect about half of the logs supplied to its sawmills will come from its strategically located fee timberlands.

The Real Estate segment closed the sale of 11 residential lots during the third quarter of 2008, versus 24 residential lots for the same quarter in 2007. The average sales price per lot declined $10,000 per lot when compared to the same quarter last year due to the mix of lots sold. Deltic’s lot development plans provide for lot offerings that represent most real estate market segments for planned communities. The Company opened one new neighborhood, Accadia Court, within Chenal Valley in late September, consisting of 32 lots in the middle-tier of its three price levels, to maintain the planned lot inventory mix. The Company sold six lots within the Chenal Valley development in the third quarter of 2008 versus 22 during the same period of 2007. In Deltic’s other two developments, Red Oak Ridge and Chenal Downs, five lots were sold during the third quarter of 2008 versus two during the same period of 2007. Chenal Downs is fully developed. Deltic does not plan to develop any additional residential lots in 2008 or 2009. Future annual development activity will be dependent upon the demand for the Company’s residential lots. Commercial real estate sales activity is by nature less predictable than residential sales. The Company continues to see interest in commercially zoned acreage in and around the area of “The Promenade at Chenal”, an upscale shopping center within Chenal Valley, but tightened credit caused by uncertainties in the credit markets have impacted the timing of potential sales transactions.

Operating results for Del-Tin Fiber are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. Del-Tin has been able to operate at a profitable level during 2008 by passing through the higher raw materials costs, in the form of price increases, and improving production efficiencies. The demand for thin board, used in store fixtures and laminate flooring, remained strong through the third quarter, but is starting to soften due to the reduction in housing starts. Del-Tin produced 28 percent of its product mix as thin board in the third quarter. With regard to the Company’s equity position in Del-Tin, Deltic continues to reduce depreciation expense related to the add-back per thousand square feet manufactured, which relates to the impairment taken by the Company in 2002, which was not recorded at the Del-Tin level. The difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary. (For further discussion, refer to Note 4 to the consolidated financial statements.)

On May 22, 2008, the Food, Conservation, and Energy Act of 2008 was enacted. Within this Act was the TREE Act which included a provision for a reduced federal tax rate on qualified timber gains for one year. Gains on qualified timber sales beginning May 23, 2008, through May 22, 2009, will be taxed at a 15 percent alternate tax rate for corporations. The effects of this act have been reported in the current period of 2008 and reduced the effective tax rate for the current period and year. Deltic has also benefited from various discrete items which when combined with a lower effective tax rate resulted in a $.5 million benefit in the third quarter.

Results of Operations

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended September 30, 2008 and 2007. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

(Millions of dollars, except per share amounts)	Quarter Ended September 30,
	2008	2007
Net sales
Woodlands	$8.9	8.6
Mills	27.3	16.8
Real Estate	3.0	4.1
Eliminations	(4.3)	(4.0)

Net sales	$34.9	25.5

Operating income/(loss) and net income/(loss)
Woodlands	$5.1	4.9
Mills	1.8	(.8)
Real Estate	(.5)	—
Corporate	(4.4)	(2.9)
Eliminations	.3	(.4)

Operating income/(loss)	2.3	.8

Equity in earnings of Del-Tin Fiber	.7	.3
Interest income	—	.3
Interest and other debt expense	(1.2)	(1.3)
Interest capitalized	.1	.2
Other income	.1	.1
Income taxes	.5	(.2)

Net income/(loss)	$2.5	.2

Earnings/(loss) per common share
Basic	$.21	.02
Diluted	$.21	.02

Consolidated

The $2.3 million increase in net income is primarily due to the improved financial results in the Mills segment, benefits from reduced eliminations of intercompany profits in mill inventory caused by lower stumpage prices, and income tax benefits from a lower effective tax rate and discrete tax items, which were partially offset by increased Corporate operating expenses mainly associated with acquisition-related general and administrative expenses deferred from prior periods.

Operating income increased $1.5 million. The Mills segment increased $2.6 million due to improved sales price per MBF, lower manufacturing cost per MBF, and increased sales volume. The third quarter 2007 lumber sales volume was lower because the Waldo Mill was shut down for approximately two months during the period for fire related repairs. The eliminations benefit of $.7 million period-over- period and the increased Corporate operating expense of $1.5 million are due to same reasons affecting net income.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended September 30,
	2008	2007
Net sales (millions of dollars)
Pine sawtimber	$4.2	4.0
Pine pulpwood	1.1	1.4
Hardwood sawtimber	.1	.2
Hardwood pulpwood	.3	.3
Oil and gas lease income	.5	.3
Oil and gas royalties (net)	.5	.1
Hunting leases	.4	.4

Sales volume (thousands of tons)
Pine sawtimber	147.4	104.1
Pine pulpwood	84.1	106.0
Hardwood sawtimber	2.7	6.6
Hardwood pulpwood	26.6	27.6

Sales price (per ton)
Pine sawtimber	$29	39
Pine pulpwood	13	13
Hardwood sawtimber	35	32
Hardwood pulpwood	10	10

Timberland
Net sales (in millions)	$.3	.7
Sales volume (acres)	185	360
Sales price (per acre)	$1,469	$1,964

Net sales increased $.3 million. Sales of pine sawtimber increased $.2 million due to a 42 percent higher sales volume, offset by a $10 per ton, or 26 percent, lower average sales price. Sales of pine pulpwood decreased $.3 million due to a 21 percent lower harvest volume. The Company sold 185 acres of non-strategic hardwood bottomland at $1,469 per acre versus sales of 360 acres at $1,964 per acre in the third quarter of 2007. There was a $.2 million increase in lease income and $.4 million increase in royalty income in the current period of 2008 versus the third quarter of 2007. The increase in operating results was due primarily to the increase in net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended September 30,
	2008	2007
Net sales (millions of dollars)
Lumber	$21.3	13.8
Residual by-products	4.6	2.2
Lumber
Finished production (MMBF)	67.9	41.3
Sales volume (MMBF)	69.4	45.6
Sales price (per MBF)	$307	304

Net sales increased $10.5 million, or 62 percent, due to higher sales volume, and a slightly higher average sales price per MBF. The sales volume in 2007 was reduced due to the Waldo Mill being shutdown for two months due to fire related repairs. The Mills had reduced manufacturing costs per MBF primarily due to lower stumpage prices and improved operating efficiencies.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended September 30,
	2008	2007
Net sales (millions of dollars)
Residential lots	$.8	2.0
Commercial acreage	—	—
Undeveloped acreage	—	—
Chenal Country Club	2.0	2.0

Sales volume
Residential lots	11	24
Commercial acres	—	—
Undeveloped acres	—	—

Average sales price (thousands of dollars)
Residential lots	$74	84
Commercial acres	—	—
Undeveloped acres	—	—

Net sales decreased $1.1 million due to decreases in sales of residential lots combined with a lower average sales price per lot due to sales mix. The decrease in the segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions was mainly due to previously deferred acquisition-related professional fees of $1 million, and increased incentive plan expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $.3 million to $4.3 million. The increase reflects an increase in the volume of logs coming into Deltic sawmills from its fee timberlands but at a lower transfer price from the Woodlands segment. Transfer prices are approximately that of market which were higher in the same quarter last year.

Equity in Del-Tin Fiber

For the third quarter of 2008, Deltic’s equity in Del-Tin Fiber was $.7 million, an increase of $.4 million from the same period of 2007 due to higher sales volume and a higher average sales price. The higher average sales price was due to passing along increases in wood fiber, resin glue, and wax cost to customers.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended September 30,
	2008	2007
Net sales (millions of dollars)	$16.6	13.0
Finished production (MMSF)	30.9	27.2
Board sales (MMSF)	29.7	26.6
Sales price (per MSF)	$558	489

Income Taxes

The effective income tax rate was a 27 percent benefit for the three months ended September 30, 2008, and a 42 percent expense for the same period of 2007. The decrease was due mainly to a lower effective tax rate related to the second quarter of 2008 enactment of lower federal tax rates on qualified timber gains, a discrete tax item related to the expiration of the statute of limitations on a state return, and other adjustments from the 2007 tax return true-up.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

In the following tables, Deltic’s net sales and results of operations are presented for the nine-month periods ended September 30, 2008 and 2007. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

(Millions of dollars, except per share amounts)	Nine Months Ended September 30,
	2008	2007
Net sales
Woodlands	$33.0	29.9
Mills	73.2	63.2
Real Estate	8.2	26.1
Eliminations	(16.1)	(15.4)

Net sales	$98.3	103.8

Operating income/(loss) and net income
Woodlands	$20.9	18.9
Mills	(3.2)	(3.5)
Real Estate	(1.4)	12.6
Corporate	(10.9)	(10.6)
Eliminations	$.1	(.6)

Operating income	5.5	16.8

Equity in earnings of Del-Tin Fiber	2.1	1.3
Interest income	.2	.7
Interest and other debt expense	(3.8)	(3.9)
Interest capitalized	.4	.5
Other income/(expense)	.1	.3
Income taxes	.1	(6.3)

Net income	$4.6	9.4

Earnings per common share
Basic	$.37	.76
Diluted	$.37	.74

Consolidated

The $4.8 million decrease in net income was the result of decreased operating income from Deltic’s Real Estate segment and increased Corporate general and administrative expense, partially offset by improved financial results for the Woodlands and Mills segments combined with an increase in equity in earnings of Del Tin Fiber. The 2008 period also benefited from a lower effective income tax rate and a discrete tax item.

Operating income decreased $11.3 million. The Woodlands segment increased $2 million due primarily to increased sales of non-strategic hardwood timberland, lease income, and royalty income, partially offset by lower pine sawtimber and pine pulpwood revenues. The Mills segment improved $.3 million due mainly to decreased cost per MBF of lumber sold, which was partially offset by a lower sales price per MBF of lumber sold. Real Estate operating income decreased $14 million, primarily the result of no sales of commercial real estate or undeveloped real estate acreage in 2008 and lower residential lot sales revenue. Corporate operating expense increased $.3 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Nine Months Ended September 30,
	2008	2007
Net sales (millions of dollars)
Pine sawtimber	$15.9	17.8
Pine pulpwood	4.0	4.8
Hardwood sawtimber	.2	.3
Hardwood pulpwood	.8	.5
Oil and gas lease income	1.5	1.0
Oil and gas royalties (net)	1.1	.2
Hunting leases	1.3	1.3

Sales volume (thousands of tons)
Pine sawtimber	471.0	437.3
Pine pulpwood	273.5	367.7
Hardwood sawtimber	6.9	8.5
Hardwood pulpwood	74.6	55.1

Sales price (per ton)
Pine sawtimber	$34	41
Pine pulpwood	15	13
Hardwood sawtimber	34	31
Hardwood pulpwood	11	9

Timberland
Net sales (millions of dollars)	$4.0	.8
Sales volume (acres)	1,830	424
Sales price (per acre)	$2,159	1,903

Total net sales increased $3.1 million. Sales of pine sawtimber decreased by $1.9 million due primarily to a lower average sales price per ton of $34, a 17 percent decrease when compared to $41 per ton in 2007. Sales of pine pulpwood decreased $.8 million due to a 26 percent lower harvest volume, which was partially offset by a 15 percent increase in the average per ton sales price. Revenues for hardwood sawtimber and pulpwood increased $.3 million over the prior nine-month period. The Company sold approximately 1,830 acres of non-strategic hardwood bottomland at $2,159 per acre versus approximately 424 acres at $1,903 an acre in 2007. Lease income increased $.5 million and royalty income increased $.9 million for the nine-month period of 2008 versus the same period in 2007. The increase in operating results was due primarily to the increase in net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Nine Months Ended September 30,
	2008	2007
Net sales (millions of dollars)
Lumber	$56.6	51.4
Residual by-products	13.0	9.1

Lumber
Finished production (MMBF)	194.5	163.0
Sales volume (MMBF)	202.1	171.0
Sales price (per MBF)	$280	300

Total net sales increased $10 million, due to an increase in sales volume of 18 percent, partially offset by a seven percent lower average lumber sales price. Residual sales increased 43 percent for the nine-month period of 2008 when compared to 2007. Total operating income for the Mills improved $.3 million due to lower manufacturing cost per MBF sold, which was partially offset by a lower sales price per MBF.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Nine Months Ended September 30,
	2008	2007
Net sales (millions of dollars)
Residential lots	$1.8	5.2
Commercial sites	—	6.3
Undeveloped acreage	—	8.2
Chenal Country Club	5.9	5.6

Sales volume
Residential lots	25	58
Commercial acres	—	25.99
Undeveloped acreage	—	680.06

Average sales price (thousands of dollars)
Residential lots	$72	89
Commercial acres	—	241
Undeveloped acreage	—	12

Total net sales decreased $17.9 million, or 69 percent, due to decreased sales of commercial and undeveloped real estate acreage and reductions in sales of residential lots. The number of residential lots sold during 2008 decreased by 33 lots, or 57 percent, compared to 2007. The average sales price per lot decreased by 19 percent due to sales mix. The decrease in the Real Estate segment’s operating income was due primarily to the same factors impacting net sales.

Corporate

The increase in operating expense for Corporate functions of $.3 million was due primarily to higher general and administrative expenses. The current year’s expense included $1 million in acquisition-related professional fees that were deferred from prior periods.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $.7 million to $16.1 million. The increase was due to increases in the volume of logs coming into Deltic’s sawmills from its fee timberlands but at a lower intersegment transfer price. Logs supplied by the Woodlands segment to the Company’s sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the first nine months of 2008, equity in earnings of Del-Tin Fiber was $2.1 million, an increase of $.8 million from the same period last year. The $.8 million increase in the first nine months of 2008 when compared to 2007 is due to an increased production percentage of thin board and improved operating efficiencies. Del-Tin was also able to pass along increases in wood fiber, resin glue, and wax cost in its average sales price.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Nine Months Ended September 30,
	2008	2007
Net sales (millions of dollars)	$48.0	43.8
Finished production (MMSF)	91.0	88.2
Board sales (MMSF)	89.1	90.4
Sales price (per MSF)	$539	485

Income Taxes

The effective income tax rate was a three percent benefit for the nine months ended September 30, 2008, and a 40 percent expense for the same period of 2007. The decrease from 2007 to 2008 was due to enactment of a lower federal tax rate on qualified timber gains and the related remeasurement of certain existing deferred tax assets and liabilities, other discrete tax items related to the lapse of applicable statutes of limitations on a state return, and other adjustments from the 2007 tax return true-up.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $18.8 million for the first nine months of 2008 compared to $24.7 million for the same period in 2007. Changes in operating working capital, other than cash and cash equivalents, provided cash of $1.8 million in the 2008 period, and $3.5 million in 2007. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $16.4 million in the current-year period and $15.6 million a year ago. Capital expenditures by segment consisted of the following:

	Nine Months Ended September 30,
	2008	2007
(Thousands of dollars)
Woodlands	$5,956	4,013
Mills	6,149	2,882
Real Estate	4,450	8,682
Corporate	102	66

Capital expenditures	16,657	15,643
Non-cash land exchange	(249)	—

Capital expenditures requiring cash	$16,408	15,643

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations required no cash in 2008 and used cash of $1.6 million in 2007. The Company made advances to Del-Tin Fiber of $4.4 million during the current period, which was an increase of $1.8 million from the corresponding period of 2007. The company received $5 million in cash distributions from Del-Tin Fiber in 2008, an increase of $2.5 million from the same period in 2007. Therefore, Deltic’s net cash receipt from Del-Tin was $.6 million in 2008 and was a net cash advance of $.1 million in 2007. At the end of the nine-month period in 2008, the net change in funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges was $1.4 million, an $.8 million net change from the prior year. Deltic received proceeds from other investing activities of $1 million in 2008 and $1.5 million in 2007. Deltic had borrowings of $2.5 million and $1 million in 2008 and 2007, respectively. Deltic paid dividends on common stock of $2.8 million during both 2008 and 2007. In 2008, proceeds from stock options exercises amounted to $3.4 million, an increase of $2.4 million when compared to 2007. The beneficial tax effect of stock options exercised was $.5 million in 2008 and $.3 million in 2007. There were costs associated with financing activities of $.4 million in 2008 and none in 2007.

Financial Condition

Working capital totaled $7.6 million at September 30, 2008, and $7.3 million at December 31, 2007. Deltic’s working capital ratio at September 30, 2008, was 1.34 to 1, compared to 1.46 to 1 at the end of 2007. Cash and cash equivalents at the end of the third quarter of 2008 were $16.5 million compared to $10.7 million at the end of 2007. During the first nine months of 2008, total indebtedness of the Company increased by $2.5 million to $72.5 million compared to $70 million at the end of 2007. Deltic’s long-term debt to stockholders’ equity ratio was .294 to 1 at September 30, 2008 compared to .306 to 1 at December 31, 2007.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, expanding lumber production as market conditions allow, and developing real estate at Chenal Valley and Red Oak Ridge.

On June 30, 2008, the Company entered into an agreement with Metropolitan Life and a group of other domestic insurance companies to amend the existing note agreement of the $30,000,000 private placement senior notes. The amendment changes the minimum fixed charge coverage and other ratios applicable to the Company’s business to be the same as those contained in the Company’s Series A Senior Notes placed with the American AgCredit PCA.

On October 29, 2008, Deltic delivered a notice of voluntary prepayment to all participants in the $30 million Note Purchase Agreement dated December 20, 2002, as amended. In the agreement, the Company requested that the Note Purchasers waive any prepayment penalty or other requirement to pay any “make whole” fees. All participants except Modern Woodmen of America accepted the terms on October 30, 2008. As a result, $25 million of the $30 million notes were paid in full on November 4, 2008, and cancelled.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Board announced a $25 million expansion of this program. As of September 30, 2008, the Company had expended $7.3 million under this program, with the purchase of 205,182 shares at an average cost of $35.60 per share; no shares have been purchased in 2008 under this program. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which is repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($18 million at September 30, 2008) of Del-Tin’s obligations under its credit agreement.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” In accordance with FIN 45, initially Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and included this non-cash amount in the Company’s March 31, 2005 Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. As of September 30, 2008, Deltic’s remaining liability regarding the guarantee was $.7 million.

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

(Millions of dollars)	Total	During 2008	2009 to 2010	2011 to 2012	After 2012
Contractual cash payment obligations
Real estate development infrastructure	$4.1	—	4.1	—	—
Long-term debt	72.5	3.3	13.3	15.8	40.1
Interest on debt[1]	28.0	4.5	7.7	6.1	9.7
Retirement plans	11.7	.2	1.9	2.1	7.5
Other postretirement benefits	5.5	.1	1.1	1.1	3.2
Unrecognized tax benefits	1.3	—	—	1.3	—
Other long-term liabilities	5.4	.5	3.5	1.4	—

	$128.5	8.6	31.6	27.8	60.5

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$18.3	.8	3.0	14.5	—
Timber cutting agreements	.8	.1	.7	—	—
Operating leases	.1	—	.1	—	—
Letters of credit	.5	—	.1	.3	.1

	$19.7	.9	3.9	14.8	.1

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 80,000 to 100,000 tons in the fourth quarter of 2008 and 550,000 to 575,000 tons for the year. Finished lumber production and sales volume will continue to be subject to market conditions, and is estimated at 50 to 70 million board feet for the fourth quarter and 250 to 270 million board feet for the year. Residential lot sales are projected to be 35 to 40 lots for the year of 2008.

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

Evaluation of Disclosure Controls and Procedures

Deltic has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of September 30, 2008, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2007 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 through July 31, 2008	—	—	—	$27,696,122

August 1 through August 31, 2008	—	—	—	$27,696,122

September 1 through September 30, 2008	—	—	—	$27,696,122

[1]

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. In December 2007, this plan was expanded by $25 million. There is no stated expiration date regarding this authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.10	Termination of a material Definitive Agreement dated November 4, 2008, (incorporated by reference to Exhibit 1.02 to Registrant’s Current Reports on Form 8-K dated October 30, 2008.)

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/Ray C. Dillon	Date:	November 6, 2008
Ray C. Dillon, President
(Principal Executive Officer)

	/s/Kenneth D. Mann	Date:	November 6, 2008
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

	/s/Byrom L. Walker	Date:	November 6, 2008
Byrom L. Walker, Controller
(Principal Accounting Officer)