Form 10-K
period 2008-12-31
DELTIC TIMBER CORP
filed 2009-03-06
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2008, was $256,713,208. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 13, 2009, was 12,395,913.

Documents incorporated by reference:

The Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 23, 2009.

TABLE OF CONTENTS - 2008 FORM 10-K REPORT

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

The Company is organized into four segments: (1) Woodlands, which manages all aspects of the Company’s timberlands including harvesting and sale of timber, timberland sales and acquisitions, oil and gas mineral revenue, and hunting land leases; (2) Mills, which consists of Deltic’s two sawmills that manufacture a variety of softwood lumber products; (3) Real Estate, which includes the Company’s three active real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. The Company currently does not allocate the cost of maintaining these support functions to its operating units.

The Company’s timberlands consist primarily of Southern Pine, known in the industry as a type of “softwood”. Deltic considers its timberlands to be the Company’s most valuable asset and the harvest of stumpage to be its most significant source of income; accordingly, Deltic actively manages its timberlands to increase productivity and maximize the long-term value of these timber assets. The Company harvests timber from the timberlands in accordance with its harvest plans and sells such timber in the domestic market or converts it to lumber in its sawmills. Stumpage supplied to the Company’s sawmills is transferred at prices that approximate market in its operating area. The Company implemented a timberland acquisition program in late 1996. Thus far, the Company has focused its acquisition program on timberland in its current operating area. The Company also initiated a program in 1999 to identify, for possible sale, non-strategic timberland and higher and better use lands.

The Company’s two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high standards for production quality with safety being one of the highest priorities. In addition, each mill is strategically located near significant portions of the Company’s timberlands. The mills can produce a variety of lumber products, including dimension lumber, boards, and timbers. These lumber products are sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the South and Midwest and are used mainly in residential construction, roof trusses, and laminated beams. Combined annual permitted capacity of the two mills at December 31, 2008, was 390 million board feet (“MMBF”). The Company’s total finished lumber production was 246 MMBF in 2008 compared to 213 MMBF in 2007 and 253 MMBF in 2006.

The Company’s real estate operations were started in 1985 to add value to higher and better use timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, a premier planned community consisting of 4,700 acres of residential and commercial properties. The property is being developed in stages, and real estate sales to-date have consisted primarily of residential lots, which are sold to builders or individuals, and commercial sites. In addition to Chenal Valley, Deltic has developed Chenal Downs, a 400-acre development located just outside Chenal Valley, and is developing Red Oak Ridge, an 800-acre development in Hot Springs, Arkansas. During 2007, the Company and Central Arkansas Water entered into a full and complete settlement of a pending condemnation litigation involving 680 acres of undeveloped real estate within the watershed of Lake

Maumelle in western Pulaski County, Arkansas. Approximately 640 acres were part of a planned development of the Company, which has since been suspended. (For additional information, See Note 21 – Commitments and Contingencies.)

The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. The plant is designed to have an annual capacity of 150 million square feet (“MMSF”) on a  3/4 inch basis, making it one of the largest plants of its type in North America. MDF, which is used primarily in the furniture, flooring, store fixture, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, pressed and held together by an adhesive bond.

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

Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company recognized losses in Del-Tin Fiber equal to the extent of these advances during 2003. For the year of 2003, such advances approximated the Company’s equity share of losses for the plant; accordingly, the investment in Del-Tin Fiber at December 31, 2003, was zero. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. From 2004 through 2008, the Company has recorded its equity share of the operating results of the joint venture.

Forest Products Industry

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors, including general economic conditions, interest rates, availability and costs of credit, imports, foreign exchange rates, housing starts, unsold new and existing home inventories, home foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, fuel cost, and weather conditions. The Mills segments have been affected by the decreased number of housing starts in the U.S., which declined to its lowest level in 50 years. Several factors influencing the decrease were stricter lending practices brought about by subprime loan failures, construction loan delinquencies that are causing lenders to tighten credit for new developments, increased new and existing home inventory levels, and economic concerns with the U.S. economy and overall weakness in the banking industry. Consequently, the demand and pricing level for softwood lumber products have steadily declined for the past three years.

Lumber prices have historically been, and will remain, volatile. Sawtimber prices have generally been more stable than lumber prices, but have seen price reductions due to the closure of several mills in Deltic’s operating area.

The southern U.S., in which all of the Company’s operations are located, is a major timber and lumber producing region. There are an estimated 215 million acres of forestland in the region, of which approximately 97 million acres contain softwood, predominately Southern Pine. Unlike other major timber-producing areas in North America, most of this acreage is privately held. The estimated breakdown of ownership of softwood timberland in the southern U.S. is 88 percent private, six percent national forest, and six percent other public. Although there can be no assurance, management anticipates that the southern U.S. timber resource will be subject to strong demand for the foreseeable future and also believes that the South will have a strategic advantage over other U.S. timber-producing regions due to regulatory, geographic, and other factors.

Woodlands

The Company owns approximately 438,600 acres of timberland, primarily in Arkansas and north Louisiana, stocked principally with Southern Pine. Management considers the timberlands to be Deltic’s most valuable asset and the harvest of this stumpage to be the Company’s most significant source of income.

The approximate breakdown of the Company’s timberland acreage at year-end 2008 consisted of the following:

Acres
Pine forest	184,000
Pine plantation	191,000
Hardwood forest	20,000
Other	43,600

Total	438,600

The Company’s timberlands are well diversified by age class. The timberland classified as pine forest is primarily managed on an all-aged basis and contains mature timber that is ready to be harvested over the next several years and includes stream-management zones. Pine plantations are primarily less than 30 years old, with the majority ranging in age from 5 to 25 years. At the approximate age of 20 years, pine plantations begin building a significant amount of pine sawtimber tonnage.

Timber Inventory. The Company’s estimated standing timber inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of pine inventory is subject to periodic adjustments based on sample cruises and actual volumes harvested. The hardwood inventory shown in the following table is only an approximation; therefore, the physical quantity of such timber may vary significantly from this approximation. Estimated inventory of standing timber as of December 31, 2008, consisted of the following:

Estimated Volume (Tons)
Pine timber
Sawtimber	11,567,000
Pulpwood	4,568,000

Hardwood timber
Sawtimber	1,682,000
Pulpwood	994,000

The Company’s pine sawtimber is either used in its sawmills or sold to third parties. Over the past few years, the annual harvest has been used primarily in the Company’s Mills segment. Products that can be manufactured from this resource include dimension lumber, boards, timbers, and decking, used primarily in residential construction. Deltic’s hardwood sawtimber is sold to third parties and is primarily used in the production of railroad ties, flooring, and pallets. Pulpwood consists of logs with a diameter of less than nine inches. Both pine and hardwood pulpwood are sold to third parties for use primarily in the manufacture of paper.

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

Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, including higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. However, this process does not involve genetic engineering. The seedlings are planted in all-aged stands, or a site is completely replanted in the case of a final harvest of mature stands. During 2008, about 17,000 acres were planted, primarily using seedlings grown from seeds produced at the orchard facility, with another approximately 6,500 acres scheduled to be planted in 2009 as the Company continues to reforest understocked tracts. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission’s Best Management Practices. In addition, the Company has been certified under the Sustainable Forestry Initiative (“SFI”) program with regards to its timberland management practices.

The Company actively utilizes commercial thinning practices. Thinning operations consist of the selective removal of trees within a stand, usually a plantation, and improve overall productivity by enhancing the growth of the remaining trees while generating revenues.

The Company’s silviculture program is designed to control undesirable, competitive vegetation in its forests and to increase pine growth rates and reproduction. Deltic treated about 18,000 acres, 13,400 acres, and 13,000 acres under this program in 2008, 2007, and 2006, respectively.

Harvest Plans. Management views the timberlands as assets with substantial inherent value apart from the sawmills and intends to manage the timberlands on a basis that permits regeneration of the timberlands over time. The Company intends to continue to manage the timberlands on a sustainable-yield basis and has no plans to harvest timber on an ongoing basis at levels that would diminish its timber inventory. In 2008, the Company harvested 579,770 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest approximately 575,000 tons of pine sawtimber in 2009.

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

Wildlife Management. The Company has an active wildlife management program for its properties. Deltic leased approximately 427,000, 420,000, and 422,000 acres to hunting clubs in 2008, 2007, and 2006, respectively. The Company’s wildlife biologist conducts white-tail deer management clinics throughout Arkansas. In addition, Deltic cooperates with federal, state, and private agencies in various wildlife studies.

Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provided harvest planning, silvicultural improvements, and maintenance work for approximately 67,600 acres in 2008.

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

Deltic formed an acquisition team to implement its timberland acquisition program. Lands considered for purchase are evaluated based on location, site index, timber stocking, and growth potential. Approximately 130,000 acres of strategically located pine timberlands have been added since the inception of the program. Individual land purchases have ranged from three acres to 21,700 acres.

Land Sales. In 1999, the Company initiated a program to identify for possible sale non-strategic timberlands and higher and better use lands. Sales totaled 3,315 acres in 2001; 3,418 acres in 2002; 4,130 acres in 2003; 1,150 acres in 2004; 45 acres in 2005; 40 acres in 2006; 893 acres in 2007; and 5,062 acres in 2008.

Leasing. The Company also generates revenue from the leasing of hunting, oil and gas, and other rights on its timberlands. For the years ended 2008, 2007, and 2006, the Company had hunting lease revenues totaling $1,782,000, $1,695,000, and $1,599,000, respectively. During 2008, 2007, and 2006, the Company had leased net mineral acres of approximately 39,500, 37,600, and 30,700 acres, respectively, and recorded oil and gas lease revenues of $1,977,000, $1,352,000, and $918,000, respectively.

Royalty Income. The Company receives royalty income from oil and gas leases once production begins on leased mineral acres. For the years ended 2008, 2007, and 2006, Deltic earned $1,566,000, $260,000, and $196,000, respectively from oil and gas royalties.

Mills

The Company’s two sawmills are located at Ola in central Arkansas and at Waldo in south Arkansas, near significant portions of the timberlands. The mills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production with safety being one of the highest priorities. Logs processed into lumber are obtained from the

Company’s timberlands and from public and private landowners. The Company selects logs for processing in its mills based on size, grade, and the prevailing market price. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. The mills produce a variety of softwood lumber products, including dimension lumber, boards, and timbers. The lumber is sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams.

Combined permitted annual production capacity of the two mills is 390 MMBF at year-end 2008 following the completion of upgrades at both mills. The Company’s lumber output increased during 2008, with production totaling 246 MMBF compared to 213 MMBF in 2007. The low volume in 2007 was due primarily to a fire that occurred in the planer section at the Company’s Waldo Mill on August 9, 2007. The mill was shut down while repairs were made, but was fully operational in late October 2007. (For additional information, see Note 20 – Business Interruption and Involuntary Conversion.) With the softwood lumber market on the decline since 2006, the Company has closely managed production, focusing on increasing efficiencies, and reducing controllable manufacturing cost.

Capital Projects. Deltic has invested significant capital in its sawmills in recent years to increase production capacity and efficiency, decrease costs, and expand the product mix. Major capital projects completed at the Ola Mill over the past several years include: (1) installation of a curve-sawing gang and double-length infeed to improve log recovery, increase hourly output, and expand product mix; (2) the installation of an optimized edger system to increase lumber recovery; (3) replacement of the planer mill with a high-speed planer mill and automated sorting system to increase mill output; (4) construction of a small log processing system which allows for the efficient usage of small diameter logs, thus reducing average log costs; (5) addition of a boiler system and steam dry kilns to increase mill capacity and provide the capability to produce higher value lumber; (6) expansion of log storage capacity; (7) redesign and rebuild of the sawmill primary breakdown processing equipment to improve the infeed of logs and overall flow of green lumber; (8) installation of a stick laying stacker to improve lumber drying quality and reduce labor cost; (9) gang control upgrade to improve operating efficiencies; (10) safety improvements including upgrades to the planer blow system; and (11) installation of a new log bucking deck to improve log recovery and increase throughput capacity.

At the Waldo Mill, major capital projects completed over the past several years include: (1) installation of a curve-sawing gang to improve log recovery, increase hourly output, and expand product mix; (2) installation of a new edger and optimizer to improve recovery; (3) installation of a log optimization system to improve lumber recovery; (4) extension of the green lumber sorter to increase sawmill throughput; (5) replacement of the planer that was destroyed by fire in August 2007; (6) installation of a second log debarker in order to further improve hourly throughput capability; (7) addition of a boiler and an upgrade of the lumber drying kilns to increase the mill’s lumber drying capacity; (8) addition of an automatic stick-laying system and stacker/package maker; (9) installation of a new planer hog system to move scrap material away from the planer mill more efficiently and to allow for increased throughput of finished lumber; and (10) various safety improvements including upgrades to planer blow system.

Raw Materials. In 2008, the Company’s two sawmills processed 1,105,944 tons of logs, either obtained from the timberlands or purchased from public and private landowners. The timberlands supplied 54 percent, or 597,721 tons, of the mills’ raw material receipt requirements, while the mills obtained 99 percent of the 579,770 tons of pine sawtimber harvested from the timberlands.

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

In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement timber harvests from its own timberlands. The Company has an active timber procurement function for each of its sawmills. As of December 31, 2008, the Company had under contract

107,207 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next three years. During 2008, the Company harvested third-party stumpage and purchased logs from third parties totaling 539,020 tons. Of this volume, purchases from the U.S. Forest Service represented 12 percent. The balance of such purchased volume was acquired from private lands.

Due to the closure of several mills which were in close proximity to the Company’s mills, there has been a higher availability of privately owned pine timber at lower stumpage prices due to the decreased demand. As a result, Deltic’s sources of private timber are many and diverse. The key factors in a landowner’s determination of whether to sell timber to the Company are price, the Company’s relationships with logging contractors, and the ability of the Company to demonstrate the quality of its logging practices to landowners. As a result, a landowner will be more likely to sell timber to a forest products company whose own land has been responsibly managed and harvested. There is a substantial amount of other private timber acreage in proximity to each of Deltic’s sawmills.

Residual Wood Products. The Company pursues waste minimization practices at both of its sawmills. Wood chips are usually sold to paper mills, wood shavings and chips are usually sold to Del-Tin Fiber, and bark is frequently sold for use as fuel. Bark, sawdust, shavings, and wood chips that cannot be sold are used as “hog fuel” to fire the boilers that heat the drying kilns. The Company expects to continue to sell a significant portion of its Waldo Mill’s residual wood shavings and chip production to Del-Tin Fiber pursuant to a fiber supply agreement which is renegotiated annually.

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

Real Estate

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Development activities began with the construction of Chenal Ridge, the initial, 85-lot neighborhood in Chenal Valley on the western edge of the Little Rock city limits in 1985. Since that time the Company has been developing the remainder of Chenal Valley, a premier planned community, centered around two Robert Trent Jones, Jr. designed championship golf courses with approximately 4,700 acres of residential and commercial properties. The first golf course was completed in 1990. Construction of the second course began in 2001, and was opened for play in the summer of 2003. The property has been developed in stages, and real estate sales to date have consisted primarily of residential lots sold to builders or individuals and commercial tracts. In addition to Chenal Valley, Deltic has developed Chenal Downs, located just outside of Chenal Valley, and is developing Red Oak Ridge, in Hot Springs, Arkansas. Chenal Downs is a 400-acre equestrian development with controlled access, featuring secluded, five-acre lots. Red Oak Ridge, Deltic’s first development outside the Little Rock area, is an 800-acre upscale community designed for residential, resort, or retirement living. During 2007, the Company and Central Arkansas Water entered into a full and complete settlement of a pending condemnation litigation involving 680 acres of undeveloped real estate within the watershed of Lake Maumelle in western Pulaski County, Arkansas. Approximately 640 acres were part of a planned development of the Company that has since been suspended. (For additional information See Note 21 – Commitments and Contingencies.)

Chenal Valley is a premier upscale residential and commercial development in the Little Rock real estate market. All developed acreage in Chenal Valley has been annexed by the City of Little Rock. Red Oak Ridge has been similarly annexed by the City of Hot Springs. Chenal Downs is located just outside the Little Rock city limits.

Residential Development. Lots were offered for sale in Chenal Valley during the second half of 1986 with closings beginning in 1987. As of December 31, 2008, 2,676 lots have been developed in 32 neighborhoods and 2,501 lots have been sold, with about 2,282 residences constructed or under construction. When fully developed, Chenal Valley will include approximately 4,600 single-family residences. However, the actual number of residences in Chenal Valley will depend on final land usages and lot densities. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acres to 2.25 acres, and lot price has ranged from $25,000 per lot to over $335,000 per lot.

The first phase of Chenal Downs was opened in December 1997, followed by a second phase in November 2000. By the end of 2008, 63 of the 76 developed lots were sold. Lot prices in Chenal Downs range from $89,000 to approximately $187,000. In Red Oak Ridge, the first two neighborhoods were offered for sale in 1998, with a third neighborhood offered in late 2005. These neighborhoods offer a choice of either estate-sized homesites, many of which overlook one of two Deltic-constructed lakes, or garden-home lots. As of the end of 2008, 81 of the 135 lots offered have been sold, and prices for lots currently offered range from about $30,000 to almost $183,000.

Commercial Development. Commercial development in Chenal Valley began with the construction of a Company-owned, 50,000-square-foot office building, which was sold during 2000. Commercial activity to-date has consisted of the sale of approximately 300 acres, including 55 acres in 2006, 26 acres in 2007, and no acres in 2008. Commercial property sales to-date have consisted of retail store locations, an office building constructed by the Company on a nine-acre site, multi-family residence sites, convenience store locations, a bank office building site, a site for a 38-acre open-air shopping center, and outparcels surrounding a retail center constructed and owned by the Company. Under current development plans, Chenal Valley will include approximately 900 acres of commercial property when fully developed.

In 2006, the Company sold approximately 38 acres to RED Development LLC for the development of “The Promenade at Chenal”, an upscale lifestyle shopping center. Construction of “The Promenade at Chenal” began in 2007 and was completed in May 2008. This project is expected to further increase interest in the Company’s additional 135 acres of commercially-zoned property adjacent to the site.

The 1998 completion of construction of the initial section of Rahling Road, a major connector street to Chenal Parkway, provided greater access to Chenal Valley’s commercial acreage. Located at the center of this commercial property is a Company-owned 35,000-square-foot retail center. The retail center was completed in early 2000 and offers retail space for lease. The center is surrounded by 16 outparcels, ranging in size from 0.2 to 1.8 acres. To-date, 11 of these outparcels have been sold.

No commercial acreage is included in Chenal Downs and Red Oak Ridge is planned to include a small amount of commercial property. The Company will begin to develop and offer commercial sites as population density increases.

Infrastructure. Infrastructure and other improvements to support the development and sale of residential and commercial property are funded directly by the Company and/or through real property improvement districts. Such properties are developed only when sufficient demand exists and substantially all infrastructure is completed. Future infrastructure investments are primarily for the development and sale of additional property.

Development Amenities. In connection with its Chenal Valley development, the Company developed Chenal Country Club, consisting of the earlier-described golf courses, a clubhouse, and related facilities for use by club members. Since its original construction, Deltic has undertaken substantial remodeling and expansion of the clubhouse as the club membership level has increased. In addition, the Company has built three community parks within the Chenal Valley development for the benefit of the residents of the developed residential areas.

Chenal Downs has been developed around an equestrian center, consisting of stables and a training facility, and also includes bridle trails throughout the development. Red Oak Ridge’s primary amenities currently consist of two lakes and a community park constructed by the Company.

Home Construction. Historically, the Company’s focus with regards to residential real estate development has been on lot development only. However, Deltic has constructed a limited number of speculative homes within its Red Oak Ridge development located in Hot Springs, Arkansas.

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

Chenal Downs has been fully developed, but development of Red Oak Ridge is in the early stages, currently consisting of two man-made lakes as the core amenity, initial infrastructure placement, and the first three of several planned neighborhoods.

Continued development in the Highway 10 growth corridor of west Little Rock has significantly affected land values in the area, and is expected to create real estate development opportunities for the Company’s approximately 57,000 mostly contiguous acres located two miles west of Chenal Valley.

Undeveloped Acreage. The success of Chenal Valley has increased the value of the Company’s undeveloped real estate surrounding and within the development. Sales of undeveloped real estate amounted to no acres in 2006, 680 acres in 2007, and no acres in 2008.

Del-Tin Fiber

Deltic owns 50 percent of the membership interest of Del-Tin Fiber, a joint venture to manufacture and market MDF. The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. The plant is designed to have an annual capacity of 150 million square feet (“MMSF”), on a  3/4-inch basis, making it one of the largest plants of its type in North America.

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

Due to the Company’s commitment to fund its share of any of the facility’s operating working capital needs until the facility was able to consistently generate sufficient funds to meet its cash requirements or Deltic’s ownership was sold, the Company recognized losses in Del-Tin Fiber equal to the extent of these advances during 2003. For the year of 2003, such advances approximated the Company’s equity share of losses for the plant; accordingly, the investment in Del-Tin Fiber at December 31, 2003, was zero. The Company also continued to utilize its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result of these improvements, on December 11, 2003, Deltic’s Board of Directors revised its intent regarding the Company’s investment in Del-Tin Fiber and ceased efforts to sell the Company’s interest in the joint venture, while continuing to focus on improving operating and financial results of the plant. Due to this decision, the 2003 evaluation of fair value for the investment was based primarily upon the future net cash flows from Del-Tin Fiber’s operations over the remaining life of the plant. Since 2004, the Company has recorded its equity share of the operating results of the joint venture.

Medium Density Fiberboard. MDF, which is used primarily in the furniture, laminate flooring, store fixture, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, pressed and held together by an adhesive bond. Although the technology has existed for decades, continued improvements in the manufacture of MDF have increased both the quality and market acceptance of the product. MDF, with its “real wood” appearance and the ability to be finely milled and accept a variety of finishes, competes primarily with lumber.

Production. The plant produced 115 MMSF of MDF in 2008 versus 117 MMSF of MDF in 2007 and 147 MMSF of MDF in 2006. Due to market conditions in 2008, plant production was reduced. Prior to 2003, start-up difficulties and operational problems with the plant’s press and heat energy system limited production to levels significantly below capacity. The problems with the press were corrected in mid-1999. As natural gas prices escalated during the last half of 2000, the decision was made in late January 2001 to temporarily suspend operations until the heat energy system could be modified. Following completion of a capital project to modify this system, the plant resumed operations in June 2001. Rectification of the heat energy system has enabled the plant’s operations to increase production levels closer to the plant’s capacity of 150 MMSF per year, as market conditions improved. In addition, manufacturing cost per thousand square feet has decreased, as certain variable costs of manufacturing have been lowered and fixed costs for the facility are being allocated to the increased production.

Raw Materials. The Del-Tin plant provides an additional outlet for wood chip production from the Waldo Mill. Pursuant to a fiber supply agreement which is renegotiated annually, the Company has agreed to sell, and Del-Tin Fiber to buy, a substantial amount of residual shavings and wood chips from the Waldo Mill. In addition, Del-Tin Fiber has an option to purchase residual wood chips from the Ola Mill. During 2008, 2007, and 2006, Deltic sold approximately $4,593,000, $3,772,000, and $3,939,000, respectively, of these lumber manufacturing by-products to Del-Tin Fiber.

Products and Competition

The Company’s principal forest products are timber, timberland, softwood lumber products (primarily finished lumber), residual wood products, and real estate.

Timber. Timber harvested from the timberlands is utilized by the Company’s sawmills or sold to third parties. The Company’s timber sales to third parties accounted for approximately five percent of consolidated net sales in 2008, eight percent in 2007, and six percent in 2006.

The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood manufacturing facilities, and accessibility.

Land Sales. Timberland sold by the Company to third parties consists of both non-strategic timberland, including hardwood bottomland suitable for recreational use, and lands with potential for higher and better use, and amounted to three percent of consolidated net sales in 2008, one percent in 2007, and less than one percent in 2006.

Lumber Products. The Company’s sawmills produce a wide variety of products, including dimension lumber, boards, and timbers. Lumber is sold primarily to wholesaler distributors, lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams. During 2008, 2007, and 2006 lumber sales as a percentage of consolidated net sales were approximately 54 percent, 50 percent, and 56 percent, respectively.

The forest products market is highly competitive with respect to price and quality of products. In particular, competition in the commodity-grade lumber market in which the Company competes is primarily based on price. Deltic competes with other publicly held forest products companies operating in the U.S., many of which have significantly greater financial resources than the Company, as well as privately held lumber producers. The Company also competes with producers in Canada and overseas. In addition, Deltic’s management expects the Company’s products to experience additional increased competition from engineered wood products and other substitute products. Due to the geographic location of Deltic’s timberlands and its high-quality timber, in addition to the Company’s active timber management program, strategically located and efficient sawmill operations, and highly motivated workforce, Deltic has been able to compete effectively.

Residual Wood Products. The Company’s sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During 2008, 2007, and 2006, sales of these residual products accounted for 13 percent, nine percent, and eight percent, respectively, of Deltic’s consolidated net sales. Wood chips are the primary source of residual sales and are typically sold to Del-Tin Fiber or to paper mills. In 2008, Deltic’s sawmills produced 341,296 tons of wood chips. The Company expects to continue to sell a significant portion of its wood chip production to Del-Tin Fiber for use in the production of MDF.

Real Estate. The Company develops and markets residential lots and commercial sites. Deltic generally provides the supporting infrastructure. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. The Company also sells undeveloped acreage. During 2008, 2007, and 2006, the sales of residential lots, commercial sites, and undeveloped acreage as a percentage of consolidated net sales were two percent, 17 percent, and 17 percent, respectively. The sale of commercial property can have a significant impact on the Company’s sales, but is unpredictable and irregular.

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

Business Segment Data

Information concerning net sales, operating income, and identifiable assets attributable to each of the Company’s business segments is set forth in Item 7, “Management’s Discussion and Analysis”; and Note 22 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” of Part II of this report.

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

As of January 31, 2009, the Company had 466 employees.

Item 1A.	Risk Factors

Cyclicality of Forest Products Industry

The Company’s results of operations are, and will continue to be, affected by the cyclical nature of the forest products industry. Prices and demand for logs and manufactured wood products have been, and in the future can be expected to be, subject to cyclical fluctuations. The demand for logs and lumber is primarily affected by the level of new residential construction activity, which activity is subject to fluctuations due to changes in economic conditions, availability and cost of financing for developers, mortgage interest rates, new and existing housing inventory levels, population growth, weather conditions and other factors. Decreases in the level of residential construction activity usually will be reflected in reduced demand for logs and lumber resulting in lower prices for the Company’s products and lower revenues, profits, and cash flows. In addition to housing starts, demand for wood products is also significantly affected by repair and remodeling activities and industrial uses, demand for which has historically been less cyclical. Furthermore, changes in industry supply of timber have an effect on prices. Although the Company believes sales of timber by United States government agencies will remain at relatively low levels for the foreseeable future, any reversal of policy that substantially increase such sales could significantly reduce prices for logs and lumber, which could have a material adverse effect on the Company. Furthermore, increased imports from Canada and other foreign countries could reduce the prices the Company receives for its products.

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

Del-Tin Fiber

Deltic owns 50 percent of the membership interest of Del-Tin Fiber, a joint venture to manufacture and market MDF. The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. From the time production began at Del-Tin Fiber until the fourth quarter of 2003, both operating and financial performances were below the expectations established at the time the decision to construct the plant was made. Contributions to Del-Tin Fiber by the Company through the third quarter of 2003 amounted to $60.7 million. The operating and financial performance of the joint venture has improved significantly since 2004, when compared to prior years. These advances were the result of price improvements in the MDF market, product mix, and the Company’s utilization of its management resources to work with Del-Tin’s management and the joint-venture partner to improve operating performance at the plant. As a result, the impact of Del-Tin Fiber on the Company’s results of operations and cash flows was significantly reduced during the years of 2004 through 2008. Although the Company remains focused on the efficient operations of the facility, changes in MDF prices or disruptions in manufacturing operations at the plant could impact the Company’s results of operations and cash flows in future periods, as well as Deltic’s ability to exit the MDF business if desired in the future.

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

Geographic Concentration and Risk Associated with Real Estate Development

The Company’s real estate development projects are located in central Arkansas, specifically, in and west of, Little Rock, Arkansas, and in Hot Springs, Arkansas. Accordingly, the Company’s real estate operations are particularly vulnerable to any economic downturns or other adverse events that may occur in this region and to competition from nearby residential housing developments. The Company’s results of operations may be affected by the cyclicality of the homebuilding and real estate industries generally. Factors include changes in general and local economic conditions, such as employment levels, consumer confidence and income, housing demand, new and existing housing inventory levels, availability and cost of financing, mortgage interest rates, and changes in government regulation regarding the environment, zoning, real estate taxes, and other local government fees.

Reliance on Key Personnel

The Company believes that its continued success will depend in large part on its ability to attract and retain highly skilled and qualified personnel. The Company offers management incentives in a manner that are directly linked to the Company’s performance, which the Company believes will facilitate the attraction, retention, and motivation of highly skilled and qualified personnel. In this regard, the Company has taken steps to retain its key personnel, including the provision of competitive employee benefit programs. Although the Company will seek to employ qualified individuals in the event that officers or other key employees of the Company cease to be associated with the Company, there can be no assurance that such individuals could be engaged by the Company.

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

General Economic Conditions

The recent deterioration of the global credit markets and general economic conditions could adversely affect the Company’s access to capital. Financial and credit markets have been experiencing a period of turmoil that has included the failure, restructuring, or sale of various financial institutions and has led to an unprecedented level of intervention from the United States government. While it is difficult to predict the ultimate results of these events, they may impair the Company’s ability to borrow money. Similarly, the Company’s customers and suppliers ability to obtain financing could adversely affect its business if their ability to operate or fund transactions is impaired.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, purchased stumpage inventory, two sawmills, and residential and commercial real estate held for development and sale. As of December 31, 2008, the Company’s gross investment in timber and timberlands; gross property, plant, and equipment; and investment in real estate held for development and sale consisted of the following:

(Thousands of dollars)
Timberlands	$85,524
Fee timber and logging facilities	213,327
Purchased stumpage inventory	2,277
Real estate held for development and sale	54,081
Land and land improvements	5,319
Buildings and structures	10,722
Machinery and equipment	95,226

$466,476

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

None.

Executive Officers of the Registrant

The age (at January 1, 2009), present corporate office, and length of service in office of each of the Company’s executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

Ray C. Dillon - Age 53; President and Chief Executive Officer and a director of the Company effective July 1, 2003. Prior to joining the Company, Mr. Dillon was employed at Gaylord Container Corporation, where from April, 2000 through December, 2002, he was Executive Vice President, and preceding his election as Executive Vice President, he was Vice President, Primary Product Operations from April 1997.

Kenneth D. Mann - Age 49; Vice President, Treasurer, and Chief Financial Officer, effective May 1, 2007. From September 1, 2004 to April 30, 2007, Mr. Mann was Controller. From September 1, 2002, to September 2004, Mr. Mann was Manager of Corporate Governance and Investor Relations. From January 1997 to September 2002, Mr. Mann was Assistant Controller.

Phillip A. Pesek - Age 52; Vice President, General Counsel, and Secretary effective October 22, 2007. Prior to joining the Company, Mr. Pesek was Vice President, General Counsel, and Secretary of Anthony Forest Products Company, and before that, worked in various legal roles for The Home Depot, Inc., Wal-Mart Stores, Inc., and Dillard’s, Inc.

Kent L. Streeter - Age 48; Vice President of Operations effective November 16, 2003. Prior to joining the Company, Mr. Streeter was Operations Manager of a large paper mill located in the Southeastern United States from January 1997, which has been owned since April 2002, by Temple-Inland, Inc. and prior to that by Gaylord Container Corporation.

David V. Meghreblian - Age 50; Vice President of Real Estate effective November 16, 2003. From May 2000 to November 2003, Mr. Meghreblian was Vice President of Operations for the Company. From November 1996 to April 2000, Mr. Meghreblian was General Manager of Planning and Investor Relations for Deltic. Prior to such time, Mr. Meghreblian was General Manager of Project Development, a position he held beginning in November 1995.

Byrom L. Walker - Age 47; Controller effective May 1, 2007. Mr. Walker had been Manager of Financial Reporting since he joined the Company in early 2006. Prior to joining the Company, Mr. Walker was Corporate Controller from 2004 for Teris, L.L.C., a division of Suez S.A.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol DEL. The following table sets forth the high, low, and closing prices, along with the quarterly dividends declared, for each of the quarters indicated:

	Sales Prices[1]			Dividend per Common Share
	High	Low	Close[2]
2008
First Quarter	$56.13	47.54	55.70	.075
Second Quarter	$59.46	50.01	53.51	.075
Third Quarter	$69.28	52.97	63.64	.075
Fourth Quarter	$63.27	40.35	45.75	.075

2007
First Quarter	$56.60	46.15	47.96	.075
Second Quarter	$57.87	47.03	54.82	.075
Third Quarter	$62.83	50.91	56.92	.075
Fourth Quarter	$59.83	45.46	51.49	.075

[1]	Daily closing price.
[2]	At period end.

Common stock dividends were declared to be paid for each quarter during 2008 and 2007. As of February 13, 2009, there were approximately 1,076 stockholders of record of Deltic’s common stock.

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. There is no stated expiration date regarding this authorization. There were no repurchases under the program for the first nine months of 2008. Information pertaining to this plan for the fourth quarter of 2008 is presented in the table below. On December 13, 2007, Deltic announced an expansion of its repurchase program by $25 million.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2008	103,081	48.51	103,081	$22,685,314

November 1 through November 30, 2008	26,696	43.82	26,696	$21,515,453

December 1 through December 31, 2008	—	—	—	$21,515,453

Information regarding securities authorized for issuance under equity compensation plans required by this Item is contained in Item 12 of this Form 10-K and is incorporated herein by reference.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities (cont.)

The graphed stock performance represents the cumulative total return for the Company’s common stock compared to issuers with similar capitalization, and to peer industry issuers for the period December 31, 2003, through December 31, 2008. The calculated returns assume an investment of $100 on December 31, 2003, and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2008:

(Thousands of dollars, except per share amounts)	2008	2007	2006	2005	2004
Results of Operations for the Year

Net sales	$129,524	128,255	153,112	168,350	142,017
Operating income	$7,505	19,959	18,721	26,257	23,155
Net income	$4,384	11,111	11,323	14,518	11,093
Comprehensive income/(loss)	$(915)	14,638	11,621	14,128	11,205
Earnings per common share
Basic	$.35	.89	.91	1.18	.92
Assuming dilution	$.35	.89	.89	1.17	.91
Cash dividends declared per common share	$.30	.30	.30	.275	.25
Net cash provided/ (required) by
Operating activities	$21,683	28,243	39,148	43,125	42,147
Investing activities	$(30,778)	(21,023)	(24,234)	(29,015)	(15,723)
Financing activities	$835	(7,906)	(5,192)	(13,332)	(27,252)
Percentage return on
Average stockholders’ equity	2.0	5.1	5.5	7.6	6.3
Average borrowed and invested capital	3.4	5.7	5.6	7.4	6.2
Average total assets	1.3	3.3	3.5	4.6	3.6

Capital Expenditures for the Year

Woodlands	$11,436	4,978	3,333	7,062	6,686
Mills	6,874	5,345	8,763	10,732	4,797
Real Estate	11,222	10,171	15,612	15,379	12,519
Corporate	122	74	59	74	165

	$29,654	20,568	27,767	33,247	24,167

Financial Condition at Year-End

Working capital	$4,807	7,285	12,710	7,027	6,481
Current ratio	1.42 to 1	1.46 to 1	2.15 to 1	1.57 to 1	1.73 to 1
Total assets	$334,733	328,744	324,266	316,327	307,580
Long-term debt	$75,833	66,667	70,000	74,500	85,724
Stockholders’ equity	$213,164	218,086	207,481	198,244	184,091
Long-term debt to stockholders’ equity ratio	.356 to 1	.306 to 1	.337 to 1	.376 to 1	.466 to 1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company is organized into four segments: (1) Woodlands, which manages all aspects of the timberlands including harvesting and sale of timber, timberland sales and acquisitions, oil and gas mineral revenues, and hunting land leases; (2) Mills, which consists of Deltic’s two sawmills that manufacture a variety of softwood lumber products; (3) Real Estate, which includes the Company’s real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. (The Company currently does not allocate the cost of maintaining these support functions to its operating units.)

The Company’s timberlands consist primarily of Southern Pine, known in the industry as a type of “softwood”. Deltic considers its timberlands to be the Company’s most valuable asset and the harvest of stumpage to be its most significant and consistent source of income; accordingly, Deltic actively manages its timberlands to increase productivity and maximize the long-term value of these timber assets. The Company harvests timber from the timberlands in accordance with its harvest plans and sells such timber in the domestic market or converts it to lumber in its sawmills. Stumpage supplied to the Company’s sawmills is transferred at prices that approximate market in its operating regions. Deltic derives additional revenues from its timberlands in the form of hunting leases, mineral lease bonuses, mineral royalties, and land easements. In late 1996, the Company implemented a timberland acquisition program to enable it, when desired, to increase harvest levels, while expanding its timber inventory. The Company continues to focus its acquisition program on timberland within its current operating area. Additionally, as market conditions allow, Deltic will sell tracts of land where market values exceed that of the tracts’ worth as a timber growing platform. During 2008, and especially in the fourth quarter, Deltic was able to significantly increase its sales of non-strategic recreational-use hardwood bottomland. The Company looks to continue these sales in coming years as it seeks to replace the non-strategic acres with strategic southern yellow pine sawtimber producing acres.

The Company’s two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high standards for production quality, with safety being one of its highest priorities. In addition, each mill is strategically located near significant portions of the Company’s timberlands. The mills produce a variety of lumber products, including dimension lumber, timbers, and boards. These lumber products are sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the Southern and mid-western United States and are used mainly in residential construction, roof trusses, and laminated beams.

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

The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began in 1998. The plant is designed to have a rated annual production capacity of 150 million square feet (“MMSF”) of  3/4 inch MDF, making it one of the largest plants of its type in North America. MDF, which is used primarily in the furniture, store fixture, laminate flooring, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, pressed and held together by an adhesive bond.

Executive Overview

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors, including general economic conditions, interest rates, availability and costs of credit, imports, foreign exchange rates, housing starts, new and existing home inventories, home foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, cost of fuel, and weather conditions. Given its relative size and the nature of most commodity markets, the Company has little or no influence over the market’s pricing levels for its wood products. Accordingly, the Company will continually seek to reduce controllable costs and expenses from its manufacturing processes. Sales of real estate are affected by general economic conditions, interest rates, home foreclosures, new and existing home inventories, and the availability and cost of credit; specifically as such factors are manifested in the Company’s operating area of central Arkansas.

Significant accomplishments for the Company’s operating segments during the year of 2008 include: (1) the Woodlands segment capitalized on the strong demand for pulpwood and achieved a 15 percent higher average sales price per ton for pine pulpwood and a 22 percent higher average sales price per ton for hardwood pulpwood; (2) the sale of approximately 5,100 acres of non-strategic, recreational-use, hardwood bottomland and the utilization of the proceeds to enhance Deltic’s core timberland holdings; (3) the Mills segment achieved positive cash flow in the current year due to continued improvements in operating efficiencies and the benefits from reduced unit manufacturing cost, primarily through lower log supply cost; and (4) the Real Estate segment’s Red Oak Ridge development reported its second best level of annual residential sales activity.

The Woodlands segment maintained its position as the Company’s established core operation. The 2008 pine sawtimber harvest volume increased slightly to 580,000 tons when compared to 2007’s volume of 576,000 tons, but the average sales price decreased 18 percent to $33 per ton. Despite the decline in the average pine sawtimber sales price, the segment’s 2008 overall operating income increased by $3 million, or 12 percent. The improvement was due to increased sales of non-strategic hardwood bottomland; higher revenues from hunting and oil and gas lease rentals and royalties, and easements and rights-of-way; and increased other revenues resulting from the natural gas drilling activity occurring on the Company’s fee lands, including damages for acreage taken out of timber production for wellsite locations, and fees for allowing seismic testing. Since Deltic expects the markets for residential housing and lumber to remain depressed through 2009, prices received for pine sawtimber harvested for this period are not expected to improve from current levels.

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

Timberland designated as higher and better use consists of tracts with market values that exceed the land’s worth as a timber growing platform. Deltic’s approximately 57,000-acre timberland holdings in the expanding westward growth corridor of Little Rock, Arkansas, is an example of such land. Non-strategic timberland is composed primarily of hardwood bottomland acreage not suitable for the growing of pine timber for which the demand by recreational users for hunting, etc. has increased in recent years, tracts too small to allow efficient timber management, those geographically isolated from other Company fee lands, or any other acreage not deemed strategic to Deltic’s operations or growth. Approximately 5,100 acres of non-strategic hardwood bottomland was sold during 2008. Additional sales of these acres will continue in 2009 and beyond as market conditions allow. The sales of the non-strategic hardwood bottomland were accomplished in conjunction with acquiring 5,000 acres of pine timberland. By utilizing the tax-deferring, like-kind exchange method, Deltic was able to minimize the tax consequences and invested or will invest timberland sale proceeds into pine timberland.

In addition to pine and hardwood timber sales, the Company receives additional values of land ownership, such as revenues from hunting leases, mineral lease rentals and royalties, and land easements, that have historically provided additional income to Deltic’s Woodlands segment. Recent advances in technology and increased pricing levels have resulted in the economic viability of expanded natural gas exploration within the state of Arkansas. One current area of activity, known as the “Fayetteville Shale Play”, is an unconventional natural gas reservoir, ranging in depth from 1,300 feet to 6,500 feet, and is spread across multiple Arkansas counties. Deltic has leased approximately 32,100 acres in this area to various exploration enterprises and received applicable lease rental payments, with the possibility of future royalty income should production be established. The Company continues to evaluate additional leasing requests within the currently defined boundary of the Fayetteville Shale Play, although future leasing will probably not be significant within this boundary. Production has begun in a few areas and Deltic received over $1.3 million in royalty payments from this area in 2008. The ultimate benefit to Deltic from these mineral leases remains speculative and unknown to the Company and is contingent on the level of natural gas prices and the successful extraction and sale of natural gas from the area.

For the Mills segment, the status of the lumber market and the resulting pricing for the Company’s commodity softwood lumber products will continue to impact operating strategies and financial results. By the end of 2008, the seasonally adjusted annual rate of housing starts had reached its lowest level in 50 years. Factors affecting this decline were the U.S. economic recession, falling home prices, stricter mortgage lending practices brought about by sub-prime loan failures, construction loan delinquencies that are causing lenders to tighten credit for new developments, increased home foreclosure rates, and increased new and existing home inventory levels. The segment’s 2008 average lumber sales price declined six percent when compared to 2007. Lumber sales volume increased 17 percent compared to 2007 due mainly to the three-month suspension of production at the Waldo Mill while undergoing fire related repairs in 2007 combined with improved hourly production rates throughout 2008. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future. Other factors impacting future lumber prices include the level of production capacity utilized, inventory levels, and the level of repair and remodeling activity. Many industry analysts are projecting that the market for new housing will not improve during 2009. That, along with excess production capacity and high inventory levels, could have a negative impact on lumber sales prices. As in the past, Deltic will make timely management decisions to take advantage of supply and demand situations.

Since commodity-based markets rarely benefit from real price growth, after inflation, Deltic has concentrated management’s attention, in regard to its manufacturing operations, on improving sales realizations through product and customer mix enhancements and improving production efficiencies and the cost structure at its lumber mills. The Company has achieved improved production efficiencies at both of its sawmills, largely as a result of an intensive capital upgrade program over the past four years. This improvement has been more significant at the Ola Mill, as the upgrade program there has focused on maximizing hourly productivity rates with the smaller log size available as raw material for the mill. In 2008, Deltic installed a new log bucking system at this sawmill, improving the log-to-lumber yield ratio there. Deltic will continue to seek opportunities that will enable it to increase operating efficiencies, while reducing controllable cost.

Sales activity levels for the Company’s real estate developments have been affected by economic conditions that influence the level of housing starts in the central Arkansas region, including general economic conditions, new and existing housing inventories, home foreclosure rates, and stricter lending requirements for homebuyers and builders. These conditions contributed to a decrease in the overall demand for residential lots in Chenal Valley, the largest of the Company’s three active developments, as evidenced by Chenal Valley’s 25 residential lot closings. This was a reduction of 48 lots from 2007’s level of 73 residential lot closings. As of December 31, 2008, there were 174 developed lots in Chenal Valley uncommitted. The Company opened 32 new lots during 2008 to maintain a specific mix of lot offerings. Ultimately, the impact to Deltic’s overall real estate business model from fluctuations, both positive and negative, in the annual volumes of residential lot sales is deemed minimal in light of the Company’s continued focus on the long-term financial returns from the ultimate build-out of the Chenal Valley development. In Deltic’s other two active developments, Red Oak Ridge had sales of 12 lots and Chenal Downs had two lot sales. Deltic has 61 developed lots in Red Oak Ridge and 13 in Chenal Downs uncommitted as of year-end 2008. While Chenal Downs is fully developed, Deltic plans to develop additional lots within Red Oak Ridge as demanded by market conditions. Actual future annual lot development levels will be dependent upon the demand for the Company’s residential lots.

The Real Estate segment’s average sales price for residential lots sold in 2008 was $78,000, which was a decrease of 13 percent when compared to 2007, due to the current-year sales mix. The Company has not nor does it plan to reduce the sales price of its residential lots. Deltic’s lot development plans provide for a mix of lot offerings that represent all real estate market segments for a planned community. Neighborhoods adjoining Chenal Country Club’s second 18-hole, championship golf course designed by Robert Trent Jones, Jr. represent the highest priced market segment in the Chenal Valley development. Average prices for non-golf course lots are lower and vary between neighborhoods depending on other factors such as lot size and location. The mix of lot offerings for any given year will be driven by lot inventory and expected demand.

Commercial real estate sales activity is by nature less predictable than residential activity. With the number of residents and past growth in West Little Rock, specifically Chenal Valley, the Company continues to receive interest in multi-family housing sites and commercial real estate in and around the vicinity of “The Promenade at Chenal,” an upscale shopping center within Chenal Valley that opened in 2008, though economic uncertainties and stricter lending requirements has had an impact on commercial acreage closings. There were no sales of commercial real estate acreage in 2008 compared to 26 acres in 2007. Future pricing trends for commercial real estate sales are difficult to predict and are influenced by multiple factors, which include intended use of the site, and property location and access. No commercial acreage is included in the Chenal Downs development. Red Oak Ridge includes a small amount of commercial property, depending on actual final land usages. The Company will begin to develop and offer commercial sites as this development’s population density increases. There were no sales of undeveloped acreage during 2008, while the Company sold approximately 680 acres in 2007.

Operating results for Del-Tin Fiber are affected primarily by the overall MDF market and plant operating performance. Del-Tin was able to operate at a profitable level during 2008 by passing through the higher raw material costs, in the form of price increases, and improved production efficiencies. The demand for thin board, used in store fixtures and laminate flooring, remained strong through the first nine months of 2008, but with the reduction in housing starts along with the current recession, the market began weakening in the fourth quarter. Del-Tin has continued to maximize earnings potential of the thin board production by developing a strategy to grow market share for this product.

Operationally, Del-Tin Fiber maintained its uptime percentage and premium grade production levels. The facility was able to push through increased raw material costs to its customers; however, Del-Tin will continue to be affected by decreased supply and increased costs for wood fiber used in the manufacturing process. The wood fiber supply and cost issues are due largely to a shortage of softwood residual wood chips as area lumber mills curtailed production in reaction to lumber market conditions. With reduced mill production levels, the volume of residual by-product chips produced decreases proportionally. During 2007 and 2008, the resin glue utilized to bond MDF in the manufacturing process increased significantly in price due to substantial price increases in methanol, which is a raw material used in the manufacture of the resin glue. Due to decreases in the cost of methanol in late 2008 and curtailments by wood product manufacturing facilities that use the resin glue, there is currently an increased supply of resin glue. With this reduction in cost to manufacture resin glue and increased supply, Del-Tin’s cost for resin is starting to decrease.

For 2009, wood fiber cost is expected to remain near current levels, while resin glue prices are projected to decrease. Manufacturers have been able to recover a portion of their raw materials cost through price increases, though it may slip some with the decreased cost for resin glue. Del-Tin Fiber’s efforts will be concentrated on further improvements in its hourly productivity level and other plant operating efficiencies, while making additional reductions in the plant’s manufacturing cost structure where possible.

On May 22, 2008, the Food, Conservation, and Energy Act of 2008 was enacted. Within this Act was the TREE Act, which included a provision for a reduced federal tax rate on qualified timber gains for one year. Gains on qualified timber sales beginning May 23, 2008, through May 22, 2009, will be taxed at a 15 percent alternate tax rate for corporations. Efforts are ongoing to extend this provision for another year or to make this legislation permanent, but law changes are not certain until passed by both houses of Congress and signed into law by the President. Due to the lack of taxable income for Deltic in 2008, the effects of this act were inconsequential for the year, but could provide a lower effective tax rate in 2009. Deltic has benefited from various discrete tax items in 2008 that combined to provide a lower effective tax rate.

Significant Events

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

On June 30, 2008, the Company entered into an agreement with Metropolitan Life and a group of other domestic insurance companies to amend the existing note agreement of the $30,000,000 private placement senior notes. The amendment changed the minimum fixed charge coverage and other ratios applicable to the Company’s business to be the same as those contained in the Company’s Series A Senior Notes placed with the American AgCredit PCA.

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

On March 30, 2007, the Company entered into an agreement with American AgCredit PCA to amend and restate the terms of the Company’s series A Senior Notes (“Notes”) in the principal amount of $40 million. Under the new agreement, the Notes are due and payable December 18, 2016. Prior to the agreement, the Notes would have become due on December 18, 2008, pursuant to a Note Purchase Agreement effective December 19, 1998. The interest rate for the Notes remains the same as under the 1998 agreement (6.66 percent) through December 18, 2008, and after that date, the rate was reduced to 6.10 percent for the balance of the term of the Notes.

On April 6, 2004, RED Development LLC announced that it planned to purchase from Deltic a site within Chenal Valley for “The Promenade at Chenal,” an upscale lifestyle shopping center. After extensive efforts by both parties, the sale of 38 acres of commercial property was closed on September 27, 2006. Construction began on the shopping center in 2007 and was completed in May 2008. The development of “The Promenade at Chenal” is strategic to Chenal Valley in that it is expected to further increase interest in the Company’s additional 135 acres of commercially-zoned property adjacent to the site.

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

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the three years ended December 31, 2008. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2008	2007	2006
Net sales
Woodlands	$46.0	39.6	37.6
Mills	91.4	79.3	101.9
Real Estate	11.4	30.3	35.5
Eliminations	(19.3)	(20.9)	(21.9)

Net sales	$129.5	128.3	153.1

Operating income
Woodlands	$27.8	24.8	22.5
Mills	(4.8)	(3.0)	(5.3)
Real Estate	(1.9)	13.1	13.9
Corporate	(13.1)	(14.3)	(13.1)
Eliminations	(.5)	(.6)	.7

Operating income	7.5	20.0	18.7

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2008	2007	2006
Equity in Del-Tin Fiber	2.3	1.7	2.9
Interest income	.3	.8	.5
Interest and other debt expense	(5.2)	(5.1)	(5.4)
Interest capitalized	.5	.7	1.2
Other income	—	.3	.3
Income taxes	(1.0)	(7.3)	(6.9)

Net income	$4.4	11.1	11.3

Earnings per common share	$.35	.89	.91

Consolidated

Net income for 2008 was $4.4 million, a decrease of $6.7 million when compared to 2007 due primarily to deteriorating real estate and forest products markets. The decline in operating income for the Company’s Real Estate and Mills segments was partially offset by improved operating income from the Woodlands segment, decreased Corporate expense, increased equity income from Del-Tin Fiber, and a lower effective tax rate due to discrete items. The net income for 2007 was relatively flat when compared to 2006. Improved results for the Company’s Woodlands and Mills segments were essentially offset by lower results from the Real Estate segment, increased Corporate expense, increased eliminations of intercompany profit on pine stumpage from fee timber in inventory at the Mills, and decreased equity income in Del-Tin Fiber.

Operating income for 2008 decreased $12.5 million or 63 percent when compared to 2007. The Woodlands segment increased $3 million due primarily to additional sales of non-strategic, recreational-use hardwood bottomland, increased oil and gas rental and royalty and hunting lease income, and higher pulpwood prices, partially offset by a lower average per-ton sales prices for pine sawtimber and a lower pine pulpwood harvest level. Operating results for the Mills segment in 2008 decreased $1.8 million when compared to 2007 results, which included property and business interruption insurance claims related to the fire at the Waldo Mill. Lower lumber sales prices per MBF were partially offset by lower average production cost per MBF and improved operating efficiencies. Real Estate operating income decreased by $15 million due to reduced sales of commercial and undeveloped real estate acreage and residential lots. Corporate operating expense decreased $1.2 million mainly due to lower general and administrative expense.

Operating income for 2007 increased $1.3 million, or seven percent, when compared to 2006. The Woodlands segment increased $2.3 million due primarily to increases in pulpwood revenues, sales of non-strategic hardwood bottomland, and oil and gas lease rental income, partially offset by lower average per-ton sales price for pine sawtimber. Operating results for the Mills segment improved $2.3 million mainly due to proceeds from insurance settlements on property damaged in the fire at the Waldo Mill and related business interruption insurance claims and a lower average production cost per MBF, partially offset by decreases in both average lumber sales price and lumber sales volume. Real Estate operating income decreased $.8 million due to reduced sales of residential lots and commercial acreage, partially offset by sales of undeveloped real estate acreage. Corporate operating expenses increased $1.2 million mainly due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	2008	2007	2006
Net sales (millions of dollars)
Pine sawtimber	$19.0	23.2	26.1
Pine pulpwood	5.8	6.1	3.5
Hardwood sawtimber	.3	.4	.5
Hardwood pulpwood	1.0	.8	.5
Oil and gas lease rentals	2.0	1.4	.9
Oil and gas royalties (net)	1.6	.3	.2
Hunting leases	1.8	1.7	1.6

Sales volume (thousands of tons)
Pine sawtimber	580	576	580
Pine pulpwood	390	459	416
Hardwood sawtimber	9	13	17
Hardwood pulpwood	93	80	107

Sales price (per ton)
Pine sawtimber	$33	40	45
Pine pulpwood	15	13	8
Hardwood sawtimber	34	32	30
Hardwood pulpwood	11	9	5

Timberland
Net sales (millions of dollars)	$6.2	1.2	.2
Sales volume (acres)	5,062	893	200
Sales price (per acre)	$1,800	1,700	1,400

Total net sales in 2008 increased $6.4 million, or 16 percent, when compared to 2007. During 2008, sales of timberland increased $7.3 million due to an increase in the number of acres sold and the average per-acre sales price. Sales of hardwood pulpwood increased $.3 million due to increases in both the per-ton average sales price and the volume harvested. Other items contributing to the increase in total net sales were a $1.3 million increase in oil and gas royalty income, a $.7 million increase in hunting lease and oil and gas lease rental income, and a $1 million increase in freight revenue. Sales of pine sawtimber decreased $4.2 million due to a lower per-ton average sales price. Pine pulpwood revenues decreased $.3 million due to a lower harvest volume partially offset by a higher per-ton average sales price.

Total net sales in 2007 increased $2 million, or five percent, when compared to 2006. Sales of pine pulpwood increased $2.6 million due to increases in harvest levels and a higher per-ton average sales price. Other items contributing to the increase in total net sales were a $.5 million increase in hunting lease and oil and gas lease rental income, a $.2 million increase in easements and rights-of-way, and a $.4 million increase in other income related to seismic permits, wellsite damages, and water usage. Sales of pine sawtimber decreased by $2.9 million due to a lower per-ton average sales price, and freight revenue decreased $.5 million.

The Woodlands segment’s operating income for 2008 was $3 million more than 2007 due to the increase in net sales, partially offset by increases in the cost of timberland sales due to the increase in acres sold. The Woodlands segment’s operating income for 2007 was $2.2 million more than 2006 due to the increase in net sales and a reduction in silviculture and freight expense, partially offset by increases in the cost of timberland sales due to the increase in acres sold.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	2008	2007	2006
Net sales (millions of dollars)
Lumber	$70.5	64.0	85.1
Residual products	16.6	11.9	12.8

Lumber
Finished production (MMBF)	246	213	253
Sales volume (MMBF)	255	218	263
Sales price (per MBF)	$277	293	324

Total sales in 2008 increased $12 million, or 15 percent, when compared to 2007. The increase was primarily a result of higher lumber and residual product sales volumes due to increased production because the Waldo Mill was shut down approximately three months for fire related repairs in 2007, combined with improved year-over-year operating efficiencies.

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

The decrease in the Mills segment’s operating income for 2008 was due primarily to a lower average sales price per MBF, which was partially offset by lower production and log costs, and to the benefit of property and business interruption insurance claims realized in 2007.

The increase in the Mills segment’s operating income for 2007 was mainly due to the settlement of property and business interruption claims for the Waldo Mill. Included in the reported results was a $1.9 million gain on involuntary conversion of damaged assets and $1.2 million in other operating income from business interruption insurance claims. This benefit, along with a reduction in the average production cost per MBF, was partially offset by the same factors that caused a decline in net sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	2008	2007	2006
Net sales (millions of dollars)
Residential lots	$3.0	7.3	12.0
Commercial sites	—	6.3	13.6
Undeveloped acreage	—	8.2	—

Sales volume
Residential lots	39	81	116
Commercial acres	—	26	55
Undeveloped acres	—	680	—

Average sales price (thousands of dollars)
Residential lots	$78	90	104
Commercial acres	—	241	248
Undeveloped acres	—	12	—

Total net sales for 2008 decreased $18.8 million, or 62 percent, versus 2007 due primarily to decreased revenue from the sales of commercial and undeveloped real estate acreage and residential lots. The reduction in the average lot sales price was due to mix of lots sold. Chenal Country Club, Inc. produced net sales of $7.7 million for 2008, an increase of $.2 million.

Total net sales for 2007 decreased $5.2 million, or 15 percent, versus 2006 due primarily to decreased revenues from sales of residential lots and commercial acreage, partially offset by increased sales of undeveloped real estate acreage. The reduction in the average lot sales price was due to the mix of lots sold. Chenal Country Club, Inc. produced net sales of $7.5 million for 2007, an increase of $.8 million.

The changes in the Real Estate segment’s operating income were due primarily to the same factors impacting net sales.

Corporate

The decrease in operating expense for Corporate functions of $1.2 million in 2008 was due primarily to decreased incentive plan expenses, salaries and benefits expenses, and legal fees, which were partially offset by increased acquisition-related professional fees that were deferred from prior periods.

The increase in operating expense for Corporate functions of $1.1 million in 2007 was due primarily to higher incentive plan expenses, partially offset by lower legal fees.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands segment to the Mills segment were $19.3 million in 2008, $20.9 million in 2007, and $21.9 million in 2006. The $1.6 million decrease during 2008 and the $1 million decrease during 2007 was due primarily to a lower average transfer price that approximates market.

Equity in Del-Tin Fiber

For the year ended December 31, 2008, equity in Del-Tin Fiber recorded by the Company was $2.3 million compared to $1.7 million in 2007 and $2.9 million in 2006.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	2008	2007	2006
Net sales (millions of dollars)	$66.5	64.0	73.7
Finished production (MMSF)	115.4	116.7	147.0
Board sales (MMSF)	113.0	118.5	144.9
Sales price (per MSF)	$538	487	456

Average prices for 2008 increased due to an increase in premium-grade production and to the fact that Del-Tin was able to pass along increases in wood fiber, resin glue, and wax cost in its average sales price.

Average sales price for 2007 increased when compared to 2006 due to a change in product mix to include a greater percentage of thin board, an increase in premium-grade production, and a price increase due to producers attempting to recover a portion of their higher resin glue cost. The decrease in finished production was planned due to market conditions.

Interest Income/Expense

Interest expense for 2008 was relatively unchanged from 2007. When compared to 2006, interest expense for 2007 decreased $.3 million due primarily to reduction in outstanding debt.

Income Taxes

The effective income tax rate was 18 percent, 40 percent, and 37 percent in 2008, 2007, and 2006, respectively. The decrease in the effective income tax rate for 2008 was due primarily to discrete tax items related to the lapse of applicable statutes of limitations on the 2004 return and other adjustments from the 2007 tax return true-up. The increase in the effective income tax rate for 2007 was due primarily to a higher effective rate for federal income taxes.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $21.7 million for the year ended December 31, 2008, which compares to $28.2 million for 2007 and $39.1 million for 2006. Changes in operating working capital other than cash and cash equivalents, required cash of $2.7 million in 2008, provided cash of $1.3 million and $4.5 million in 2007 and 2006, respectively. Net cash provided/(required) by other operating activities included changes in long-term deferred mineral lease bonus of $.5 million in 2007, and $2.4 million in 2006. The Company’s accompanying Consolidated Statements of Cash Flows identify other differences between income and cash provided by operating activities for each reported year.

Capital expenditures required cash of $29.3 million in 2008, $20.6 million in 2007, and $27.6 million in 2006. Total capital expenditures, by segment, for the years ended December 31, 2008, 2007, 2006, are presented in the following table.

(Millions of dollars)	2008	2007	2006
Woodlands	$11.5	5.0	3.3
Mills	6.9	5.3	8.8
Real Estate	11.2	10.2	15.6
Corporate	.1	.1	.1

Total capital expenditures	29.7	20.6	27.8
Non-cash land exchange	(.4)	—	(.2)

Total capital expenditures requiring cash	$29.3	20.6	27.6

Woodlands capital expenditures included timberland acquisitions of approximately 5,000 acres at a cost of $7.5 million in 2008, 1,200 acres at a cost of $2.2 million in 2007, and 400 acres at a cost of $1.1 million in 2006. Reforestation site preparation and planting required expenditures of $3.3 million in 2008, $2 million in 2007, and $1.5 million in 2006, and were the result of expansion of the Company’s planting program due to final harvests of mature stands, necessitating regeneration, and to recent acquisitions of timberland.

Significant capital expenditures for the Mills segments during 2008 included $3.3 million for a log bucking system, $.3 million for saw filing automation, and $.2 million for a planer blow system upgrade at the Ola Mill. At the Waldo Mill, 2008 expenditures included $.5 million for new forklifts and a log loader, $.4 million for a gang control and hydraulic valve upgrade, $.2 million for a planer hog, and $.2 million for a planer blow system upgrade.

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

Capital expenditures for Real Estate operations related to the cost of residential lot development totaled $1 million in 2008, $.7 million in 2007, and $2.4 million in 2006. Land acquisitions required $5.9 million in 2008, $.8 million in 2007, and $.6 million in 2006. Infrastructure related cost required $.2 million in 2008, $.1 million in 2007, and $.3 million in 2006. Expenditures related to golf operations at the two courses at Chenal Country Club totaled $.1 million in 2008 and 2006, respectively, for course maintenance equipment and golf carts, with no such expenditures in 2007. The Company expended $.3 million in 2008, $1.8 million in 2007, and $6.1 million in 2006 on clubhouse renovations, the addition of a fitness center, and additional locker room and dining facilities. In addition, $.6 million was expended in 2008, $1.7 million in 2007, and $1.4 million in 2006 for the construction of a limited number of speculative homes within the Company’s Red Oak Ridge development located in Hot Springs, Arkansas. During 2007 and 2006, $1.3 million and $.2 million, respectively, was expended to construct, furnish, and decorate one of three Southern Living Idea Homes in the United States to be used as a model home in the Red Oak Ridge development and to gain national exposure for the development. Other expenditures were primarily for various amenity and infrastructure improvements.

Deltic had commitments of $5.5 million for capital projects in progress at December 31, 2008. This total commitment includes $.7 million for reforestation site preparation and road construction, $3.3 million for land acquisitions, and $.2 million for the completion of various projects at both the Ola Mill and Waldo Mill. Also, $1.3 million was committed for residential and commercial site development, new home construction, and amenity improvements at the Company’s real estate developments.

The net change in purchase stumpage inventory provided cash of $1.2 million in 2008 and $.3 million in 2006, but required cash of $2.6 million in 2007. Advances to Del-Tin Fiber by the Company amounted to $6.5 million, $4.7 million, and $2.8 million, in 2008, 2007 and 2006, respectively. The Company received cash repayments from Del-Tin Fiber of $6.2 million in 2008, $3.9 million in 2007, and $4 million in 2006. Funds held by trustees to be used to acquire timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, amounted to $3.5 million in 2008, $.7 million in 2007, and $.1 million in 2006. Initiation fees received from members joining Chenal Country Club, accounted for as a reduction in cost basis of the club rather than net sales, amounted to $.7 million in 2008, $1.1 million in 2007, and $.9 million in 2006. In 2007, other net cash provided by investing activities included $1.9 million due to insurance proceeds for an involuntary conversion of assets related to a fire at the Waldo Mill.

During 2008, Deltic borrowed $35 million under its revolving credit facility and repaid $28 million of debt. During 2007, Deltic borrowed $19 million and repaid $19 million under its revolving credit facility. During 2006, Deltic borrowed $20 million and repaid $24.5 million under its revolving credit facility.

The Company purchased 129,996 shares of treasury stock in 2008 for $6.2 million and 101,914 shares of treasury stock in 2007 for $4.9 million. During 2006, only seven treasury shares were purchased. Cash required to pay common stock dividends totaled $3.7 million in 2008, 2007, and 2006. Proceeds from stock option exercises amounted to $3.4 million, $1 million, and $2.5 million, in 2008, 2007, and 2006, respectively. Costs of $.6 million related to Deltic’s revolving credit facility were paid in 2008 and 2007. Tax benefits from stock option exercises were $.7 million in 2008, $.3 million in 2007, and $.6 million in 2006.

Financial Condition

Working capital at year-end totaled $4.8 million in 2008 and $7.3 million in 2007. Deltic’s working capital ratio at December 31, 2008, was 1.42 to 1 compared to 1.46 to 1 at the end of 2007. Cash and cash equivalents at the end of 2008 were $2.4 million compared to $10.7 million at the end of 2007. The total indebtedness of the Company at year-end 2008 was $77 million and 2007 was $70 million. Deltic’s long-term debt to stockholders’ equity ratio was .356 to 1 at December 31, 2008, compared to .306 to 1 at the end of 2007.

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

To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured and committed revolving credit facility totaling $300 million, inclusive of a $50 million letter of credit feature. The agreement will expire on September 9, 2012. As of December 31, 2008, $267 million was available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 9 to the consolidated financial statements.)

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of December 31, 2008, the Company had expended $13.5 million under this program, with the purchase of 335,178 shares at an average cost of $40.23 per share; 129,996 shares were purchased in 2008, 101,914 shares were purchased under this program in 2007 and seven shares in 2006. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which is repayable over five years in equal quarterly installments, that began December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($16.8 million at December 31, 2008) of Del-Tin Fiber’s obligations under its credit agreement.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” In accordance with FIN 45, Deltic initially estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and included this non-cash amount in the Company’s Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At December 31, 2008, Deltic’s remaining liability regarding the guarantee was $.5 million. Deltic considers the current status of the payment/performance risk of this guarantee to be low based on history and the length of time remaining on the guarantee.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way, or which would cause the 2008 reported plan information not to be necessarily indicative of future operating performance or future financial condition. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 15 to the consolidated financial statements.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2009	2010 to 2011	2012 to 2013	After 2013
Contractual cash payment obligations
Real estate development committed capital cost	$5.0	.5	4.5	—	—
Woodlands land acquisition and committed capital cost	2.7	2.7	—	—	—
Mills committed capital cost	.2	.2	—	—	—
Long-term debt	76.9	1.1	2.2	33.6	40.0
Interest on debt[1]	23.4	3.6	7.0	5.6	7.2
Retirement plans	14.4	1.0	2.3	2.7	8.4
Other postretirement benefits	5.6	.5	1.1	1.1	2.9
Other long-term liabilities	9.2	4.0	4.4	.8	—
Unrecognized tax benefits	1.5	—	1.3	.2	—

	$138.9	13.6	22.8	44.0	58.5

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$16.8	2.3	14.5	—	—
Timber cutting agreements	.6	.5	.1	—	—
Operating leases	—	—	—	—	—
Letters of credit	.5	—	.2	.3	—

	$17.9	2.8	14.8	.3	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Other Matters

Impact of Inflation

General inflation has not had a significant effect on the Company’s operating results during the three years ended December 31, 2008. The Company’s timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy and long-term interest rates, specifically as such may manifest themselves in the central Arkansas region.

Market Risk

Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does, on occasion, consider the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended December 31, 2008. Deltic held various financial instruments at December 31, 2008 and 2007, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from contractual debt guarantees and letters of credit issued for the benefit of Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to the previous tabular summary of the Company’s other commercial commitment expirations and to Note 13 to the consolidated financial statements.)

Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments’ fair value, but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company’s long-term debt, including current maturities, contractual guarantees of debt, and letters of credit at December 31, 2008, were $1.1 million, $.5 million, and $.5 million, respectively.

A one percentage-point increase in prevailing interest rates would result in decreases in the estimated fair value of long-term debt of $6.1 million, while the fair value of contractual guarantees and the Company’s letters of credit would be unchanged. Fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities. There was no impact for 2008 resulting from a one percentage-point increase in interest rates on the estimated pretax earnings and cash flows, holding other variables constant.

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

2)

Investment in Del-Tin Fiber — Investment in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a 50 percent-owned limited liability company, is carried at cost and is adjusted for the Company’s proportionate share of Del-Tin Fiber’s undistributed earnings or losses. The Company’s equity-method-basis carrying value for its investment in Del-Tin Fiber is evaluated for possible impairment, as applicable under the requirements of Accounting Principles Board Opinion (“APB”) 18, The Equity Method of Accounting for Investments in Common Stock”. This evaluation as of December 31, 2002, based on the intent of the Company’s Board of Directors to exit the business, resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of the investment was written off, to zero, for the 2002 Consolidated Balance Sheet. On December 11, 2003, the Company’s Board of Directors revised its intent in regard to selling Deltic’s interest in the joint venture. The resulting evaluation of fair value for the related investment indicated that fair value exceeded carrying value, which was zero as of December 31, 2003, and the Company resumed recording its equity share of the operating results of Del-Tin Fiber. Likewise, cash advances to the joint venture are recorded as increases in the Company’s investment in the facility, while cash distributions received from the joint venture are reflected as reductions in its investment.

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

3)	Timber and Timberlands — Timber and timberlands, which includes timberland, fee timber, purchased stumpage inventory and logging facilities, are stated at cost less cost of fee timber harvested and accumulated depreciation of logging facilities and includes no estimated future reforestation cost. The cost of timber consists of fee timber acquired and reforestation costs, which includes site preparation, seedlings, and labor. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of roads constructed and other land improvements, are depreciated using the straight-line method over a ten-year estimated life. The Company estimates its fee timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. Fee timber carrying costs, commercial thinning, silviculture and timberland management costs are expensed as incurred.

The Company classifies its timberlands and fee timber as either strategic or non-strategic. Strategic timberland including pine forest and pine plantations are prime pine sawtimber growing platforms located within or immediately adjacent to the Company sawmill’s operating regions. Deltic manages these acres using modern silviculture methods to achieve optimal volume and quality of its pine sawtimber. The Company harvests sawtimber and pulpwood in accordance with its harvest plans and generally converts sawtimber into lumber in its own sawmills and sells pulpwood in the market. Upon harvest, strategic timberlands are reforested. The Company’s timberland acquisition program is focused on the acquisition of timberland in its current operating regions. The Company considers the acquisition and the occasional sale of strategic timberlands as investing activities. The Company has legacy hardwood and other acreage which can not be harvested for conversion in Company sawmills, reforested as pine plantations, or both. These legacy timberlands have been identified as non-strategic and or higher and better use timberlands and are expected to be sold over time. The Woodlands segment manages an annual program to sell a portion of these non-strategic timberlands and or harvest hardwoods for the sale to third parties. The Company considers this program as an operating activity of its Woodlands segment.

In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, the Company enters into like-kind exchange (“LKE”) tax-deferred transactions. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. Amounts deposited with a third party towards the potential future purchase of property are included in other investments and non-current receivables in the consolidated balance sheets and as an investing activity in funds held by trustee in the consolidated statements of cash flow. At December 31, 2008 and 2007, the Company had $4.3 million and $.8 million, respectively, of proceeds from land sales deposited with a LKE intermediary.

The key components of the Timber and Timberlands policy are: (1) management’s decision to maintain separate timber cost pools for each legal entity within the Deltic consolidated group and (2) the required estimation of timber inventory volume, by species, for each of these companies in order to calculate the cost of fee timber harvested per ton. Management has elected to maintain a separate cost pool for the timber owned by each company, thus resulting in a different cost per ton for fee timber harvested for each. The mix of harvest by company for any period can significantly affect the amount of cost of fee timber harvested expense reported. Per-ton costs for 2008 ranged from $2.05 to $34.28 per ton for pine sawtimber. Had the Company opted to use a composite depletion rate, cost of pine sawtimber harvested would have been $.3 million less in 2008, the same in 2007, and $.3 million more in 2006, ($.2 million, zero, and $.2 million, respectively, net of applicable income taxes) than as reported due to the mix of harvest by company during the year. In determining these rates, management must estimate the volume of timber existing on its timberlands. To estimate these fee timber inventories, the Company relies on its experienced forestry personnel and their use of statistical information and data obtained by actual physical measurements and other information gathering techniques. The recognized cost of fee timber harvested is impacted by the accuracy of this volume estimation. (For additional information about the Company’s timber and timberlands, refer to Note 5 to the consolidated financial statements.)

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

Management also evaluates any asset or group of assets for which potential impairment might exist and has determined that there are none requiring an impairment write-down. This process requires management’s estimate of future cash flows generated by each asset or group of assets. For any instance where this evaluation process might indicate impairment exists, the appropriate asset’s carrying values would be written down to fair value and the amount of the write-down would be charged against the results of continuing operations. (For additional information about the Company’s property, plant, and equipment, refer to Note 6 to the consolidated financial statements.)

5)	Stock-Based Compensation — On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (R), “Share-Based Payment,” (“SFAS 123 (R)”.)

The Company adopted SFAS 123 (R) using the modified-prospective transition method. Under this transition method, compensation cost recognized in future interim and annual reporting periods includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). The results for prior periods have not been restated. The adoption of SFAS No. 123 (R) had an impact on the Company’s results of operations. The consolidated statement of income for the years ended December 31, 2008, 2007, and 2006, included $1,669,000, $2,676,000, and $1,207,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.

SFAS No. 123 (R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement increased net financing cash flows, rather than net operating cash flows, for the years ended December 31, 2008, 2007, and 2006, by $995,000, $306,000, and $611,000, respectively. The cumulative effect related to outstanding restricted stock awards as of December 31, 2005, which are not expected to vest based on an estimate of forfeitures, was not material.

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

Deltic issues restricted stock performance units whose vesting is contingent upon meeting certain financial performance goals based upon the Company’s total stockholder return compared to the total return of a Paper and Forest Products Index (“the Index”) selected by the Compensation Committee and calculated by Standard and Poor’s. Determining the appropriate amount to expense is based on likelihood of achievement of the stated goals and requires judgement, including forecasting future financial results. This estimate may be revised periodically due to changes in awards as defined under SFAS No. 123 (R). The cumulative impact of any revision is reflected in the period of change.

The Company used historical volatility over the ten-year trading life of its stock to determine volatility assumptions. Risk-free interest rates are based on historical rates and forward-looking factors. The expected dividend yield is based on the Company’s average dividend yield from 2004 to 2007. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors. The expected option term is based on the term of the option and historical exercise, and expiration experience.

Assumptions for the 2008, 2007, and 2006 valuation of stock options and restricted stock performance units consisted of the following:

	2008	2007	2006
Weighted expected volatility	29.86%	28.72%	28.97%
Dividend yield	0.63%	0.64%	0.76%
Expected term of options (in years)	6.27	6.27	6.27
Risk-free interest rate	3.67%	4.76%	4.43%

6)	Revenue Recognition — The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue from the sale of lumber and wood by-products is recorded at the time of shipment due to terms of such sale being designated free on board (“f.o.b.”) shipping point. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested. Such intersegment sales, which are made at prices which generally approximate market, are eliminated in the consolidated financial statements. Revenue from timberland and real estate sales is recorded under the criteria of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) 66, “Accounting for Sales of Real Estate.” Such revenue is recorded at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

7)	Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are assumed will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Related-Party Transactions

The Company has committed to provide to Del-Tin Fiber a portion of the plant’s fiber and wood supply at market prices. This arrangement benefits Del-Tin Fiber by ensuring a portion of its raw material needs while providing the Company with a purchaser of residual by-products produced by its lumber mills, if needed. The market price that Deltic receives for these transactions is determined by the average price paid during the immediate preceding year by Del-Tin Fiber to other suppliers of the products purchased from the Company. During 2008, 2007, and 2006, Deltic sold Del-Tin Fiber approximately $4.6 million, $3.7 million, and $3.9 million each year, respectively, of these residual by-products.

Impact of Recent Accounting Pronouncements

(For information regarding the impact of recent accounting pronouncements, refer to the related section in Note 1 to the consolidated financial statements.)

Environmental Matters

Deltic is committed to protecting the environment and has certain standards with which it must comply based on federal, state, and local laws for the protection of the environment. Costs of compliance through 2008 have not been material, and the Company’s management currently has no reason to believe that such costs will become material for the foreseeable future.

Contingencies

The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

Outlook

Pine sawtimber harvested from Deltic’s fee lands in 2009 is projected to be 525,000 to 575,000 tons. Finished lumber production and resulting sales volumes are projected at 220 to 260 million feet for 2009; however, these volumes are dependent upon market conditions. Deltic anticipates that closings for residential lots will be 20 to 30 lots for the year of 2009, barring further declines in economic growth or residential construction activity. The Company will continue to recognize equity in the financial results of Del-Tin Fiber.

The Company’s capital expenditures budget for the year of 2009 was prepared in the fall of 2008 and provides for expenditures totaling $29.3 million. The Woodlands capital budget of $13 million includes $8.3 million for timberland acquisitions, which will be dependent on the availability of acreage at prices that meet the Company’s criteria for timber stocking, growth potential, site index, and location, and $3.9 million for reforestation site preparation and planting. During 2009, various sawmill projects are expected to require $6.7 million. The capital budget for Real Estate operations of $9 million includes expenditures for real estate lot development totaling $1 million and for commercial real estate development totaling $2.3 million, depending upon the demand for residential lots, commercial acreage, and other marketing conditions. In addition, the Real Estate segment is budgeted to spend $2.3 million for land acquisitions, $2.8 million for various infrastructure and improvement district assessments, and $.6 million on other amenity improvements. Capital and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company’s estimated cash flows from operations, borrowings, or repayments under credit facilities, or general economic conditions.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

(Thousands of dollars)

	2008	2007
Assets
Current assets
Cash and cash equivalents	$2,413	10,673
Trade accounts receivable – net	2,991	3,941
Other receivables	58	161
Inventories	6,511	6,156
Prepaid expenses and other current assets	4,223	2,302

Total current assets	16,196	23,233

Investment in real estate held for development and sale	54,081	46,048
Investment in Del-Tin Fiber	8,962	7,017
Other investments and noncurrent receivables	5,710	2,445
Timber and timberlands – net	210,035	208,428
Property, plant, and equipment – net	38,657	39,214
Deferred charges and other assets	1,092	2,359

Total assets	$334,733	328,744

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,111	3,333
Trade accounts payable	1,727	2,660
Accrued taxes other than income taxes	1,758	1,650
Income taxes payable	16	1,371
Deferred revenues and other accrued liabilities	6,777	6,934

Total current liabilities	11,389	15,948

Long-term debt	75,833	66,667
Deferred tax liabilities – net	4,758	6,800
Guarantee of indebtedness of Del-Tin Fiber	518	1,207
Other noncurrent liabilities	29,071	20,036
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	78,660	76,637
Retained earnings	155,683	155,299
Treasury stock	(14,400)	(12,385)
Accumulated other comprehensive income/(loss)	(6,907)	(1,593)

Total stockholders’ equity	213,164	218,086

Total liabilities and stockholders’ equity	$334,733	328,744

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2008, 2007, and 2006

(Thousands of dollars, except per share amounts)

	2008	2007	2006
Net sales	$129,524	128,255	153,112

Costs and expenses
Cost of sales	93,956	81,658	106,443
Depreciation, amortization, and cost of fee timber harvested	14,023	14,332	13,774
General and administrative expenses	14,040	15,379	14,174

Total costs and expenses	122,019	111,369	134,391

Gain on involuntary conversion	—	1,887	—
Other income – business interruption insurance proceeds	—	1,186	—

Operating income	7,505	19,959	18,721

Equity in earnings of Del-Tin Fiber	2,277	1,679	2,872
Interest income	299	823	452
Interest and other debt expense	(5,179)	(5,138)	(5,415)
Interest capitalized	480	769	1,184
Other income/(expense)	(10)	345	290

Income before income taxes	5,372	18,437	18,104

Income taxes	(988)	(7,326)	(6,781)

Net income	$4,384	11,111	11,323

Earnings per common share
Basic	$.35	.89	.91
Assuming dilution	$.35	.89	.89

Dividends declared per common share	$.30	.30	.30

Average common shares outstanding (thousands)	12,447	12,473	12,398

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007, and 2006

(Thousands of dollars)

	2008	2007	2006
Operating activities
Net income	$4,384	11,111	11,323
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	14,023	14,332	13,774
Stock-based compensation expense	1,669	2,676	1,207
Deferred income taxes	778	1,082	(4,286)
Real estate costs recovered upon sale	1,899	5,946	11,290
Timberland costs recovered upon sale	2,473	327	77
Equity in earnings of Del-Tin Fiber	(2,277)	(1,679)	(2,872)
Net increase/(decrease) in provisions for pension and other postretirement benefits	89	(183)	810
Decrease/(increase) in operating working capital other than cash and cash equivalents	(2,684)	1,341	4,452
Gain on involuntary conversion	—	(1,887)	—
Other changes in assets and liabilities	1,329	(4,823)	3,373

Net cash provided by operating activities	21,683	28,243	39,148

Investing activities
Capital expenditures requiring cash	(29,267)	(20,568)	(27,620)
Net change in purchased stumpage inventory	1,181	(2,603)	266
Advances to Del-Tin Fiber	(6,524)	(4,654)	(2,832)
Repayments from Del-Tin Fiber	6,167	3,876	3,950
Increase in funds held by trustee	(3,491)	(694)	(111)
Insurance proceeds from involuntary conversion	—	1,991	—
Other – net	1,156	1,629	2,113

Net cash required by investing activities	(30,778)	(21,023)	(24,234)

Financing activities
Proceeds from borrowings	35,000	19,000	20,000
Repayments of notes payable and long-term debt	(28,056)	(19,000)	(24,524)
Treasury stock purchases	(6,180)	(4,901)	—
Common stock dividends paid	(3,733)	(3,742)	(3,721)
Proceeds from stock option exercises	3,388	997	2,450
Excess tax benefits from stock-based compensation	995	306	611
Other – net	(579)	(566)	(8)

Net cash provided/(required) by financing activities	835	(7,906)	(5,192)

Net increase/(decrease) in cash and cash equivalents	(8,260)	(686)	9,722
Cash and cash equivalents at beginning of year	10,673	11,359	1,637

Cash and cash equivalents at end of year	$2,413	10,673	11,359

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2008, 2007, and 2006

(Thousands of dollars)

	2008	2007	2006
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares; no shares issued at end of each year	$—	—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of each year	128	128	128

Capital in excess of par value
Balance at beginning of year	76,637	73,999	73,431
Exercise of stock options	409	142	434
Tax benefits on stock options	874	413	879
Amortization to expense	1,669	2,676	1,207
Transition to SFAS No. 123(R)	—	—	(1,581)
Restricted stock awards	(1,214)	(681)	(528)
Tax benefits on restricted stock	258	—	—
Restricted stock forfeitures	27	88	157

Balance at end of year	78,660	76,637	73,999

Retained earnings
Balance at beginning of year	155,299	147,406	138,333
Net income	4,384	11,111	11,323
Common stock dividends declared, $.30 per share	(3,733)	(3,742)	(3,721)
SAB 108 cumulative adjustment	—	—	1,471
SFAS 158, measurement date transition, net of income taxes	(267)	—	—
FIN 48 adjustment	—	524	—

Balance at end of year	155,683	155,299	147,406

Unamortized restricted stock awards
Balance at beginning of year	—	—	(1,879)
Transition to SFAS No. 123(R)	—	—	1,879

Balance at end of year	—	—	—

Treasury stock
Balance at beginning of year – 425,662, 388,682, and 499,372 shares, respectively	(12,385)	(8,932)	(11,367)
Shares purchased – 129,996, 101,914, and 7, respectively	(6,180)	(4,901)	—
Forfeited restricted stock – 500, 1,775, and 2,934 shares, respectively	(28)	(88)	(157)
Shares issued for incentive plans – 143,981, 66,709, and 113,631 shares, respectively	4,193	1,536	2,592

Balance at end of year – 412,177, 425,662, and 388,682, shares, respectively, at cost	(14,400)	(12,385)	(8,932)

Accumulated other comprehensive income/(loss)
Balance at beginning of year	(1,593)	(5,120)	(402)
Net change in other comprehensive income/(loss), net of income taxes	(5,299)	3,527	—
Minimum pension liability adjustment, net of income taxes	—	—	298
Transition to SFAS No. 158, net of income taxes	—	—	(5,016)
SFAS No. 158, measurement date transition, net of income taxes	(15)	—	—

Balance at end of year	(6,907)	(1,593)	(5,120)

Total stockholders’ equity	$213,164	218,086	207,481

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income/(Loss)

For the Years Ended December 31, 2008, 2007, and 2006

(Thousands of dollars)

	2008	2007	2006
Net income	$4,384	11,111	11,323

Other comprehensive income/(loss)
Minimum pension liability adjustment	—	—	491
Items related to employee benefit plans:
Actuarial gain/(loss) arising during period	(2,368)	2,939	—
Gain/(loss) on plan assets	(6,260)	873	—
Prior service credit arising during period	—	1,853	—
Reclassification adjustment for gains/(losses) included in net income:
Amortization of prior service cost	51	51	—
Amortization of actuarial gains/(losses)	57	351	—
Amortization of plan amendment	(199)	(199)	—
Income tax expense/(benefit) related to items of other comprehensive income	3,420	(2,341)	(193)

Net change in other comprehensive income/(loss)	(5,299)	3,527	298

Comprehensive income/(loss)	$(915)	14,638	11,621

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 1 – Significant Accounting Policies

Description of Business — Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 439,000 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas and at Waldo in south Arkansas. In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber, L.L.C., a joint venture to manufacture and market medium density fiberboard (“MDF”).

Business Environment — The Company is primarily a wood products producer operating in a commodity-based business environment with a major diversification in real estate development. This environment is affected by a number of factors including general economic conditions, interest rates, credit availability, imports, foreign exchange rates, housing starts, new and existing housing inventory, foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of contractors for logging, hauling, and shipping, the availability of raw materials, costs of fuel, and weather conditions.

Principles of Consolidation — The consolidated financial statements of Deltic Timber Corporation include the accounts of Deltic and all majority-owned subsidiaries after elimination of significant intercompany transactions and accounts.

Use of Estimates — In the preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Where available these estimates will approximate market. Actual results may differ from those estimates.

Cash Equivalents — Cash equivalents include investments that have a maturity of three months or less from the date of purchase.

Accounts Receivable — The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. The allowance is based upon review of specific receivables outstanding and considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. At December 31, 2008 and 2007, the balance in the allowance account was $60,000 and $52,000, respectively.

Inventories — Inventories of logs, lumber, and supplies are stated at the lower of cost or market within Deltic’s operating areas, primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead. (For additional information, see Note 2 – Inventories.)

Investment in Real Estate Held for Development and Sale — Real estate held for development and sale is stated at the lower of cost or fair market value less costs to sell, and includes direct costs of land and land development and indirect costs, including amenities. Indirect and amenity costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company’s three development areas — Chenal Valley, Chenal Downs, and Red Oak Ridge — are allocated to neighborhoods over the entire respective development area based on relative retail values.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 1 – Significant Accounting Policies (cont.)

Investment in Del-Tin Fiber — Investment in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a 50 percent-owned limited liability company, is accounted for using the equity method and evaluated for possible impairment, as applicable under the requirements of Accounting Principles Board Opinion (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stock.” Cash advances to the joint venture are recorded as increases in the Company’s investment carrying value, while cash repayments received from the joint venture result in reductions in investment carrying value. (For additional information, see Note 4 – Investment in Del-Tin Fiber.)

Timber and Timberlands — Timber and timberlands, which includes timberland, fee timber, purchased stumpage inventory, and logging facilities, are stated at cost less the cost of fee timber harvested and accumulated depreciation of logging facilities, and includes no estimated future reforestation cost. The cost of timber consists of fee timber acquired and reforestation costs which includes site preparation, seedlings, and labor. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of roads constructed and other land improvements, are depreciated using the straight-line method over a ten-year estimated life. The Company estimates its fee timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. Fee timber carrying costs, commercial thinning, silviculture and timberland management costs are expensed as incurred.

The Company classifies its timberlands and fee timber as either strategic or non-strategic. Strategic timberland including pine forest and pine plantations are prime pine sawtimber growing platforms located within or immediately adjacent to the Company sawmill’s operating regions. Deltic manages these acres using modern silviculture methods to achieve optimal volume and quality of its pine sawtimber. The Company harvests sawtimber and pulpwood in accordance with its harvest plans and generally converts sawtimber into lumber in its own sawmills and sells pulpwood in the market. Upon harvest, strategic timberlands are reforested. The Company’s timberland acquisition program is focused on the acquisition of timberland in its current operating regions. The Company considers the acquisition and the occasional sale of strategic timberlands as investing activities. The Company has legacy hardwood and other acreage which can not be harvested for conversion in Company sawmills, reforested as pine plantations, or both. These legacy timberlands have been identified as non-strategic and or higher and better use timberlands and are expected to be sold over time. The Woodlands segment manages an annual program to sell a portion of these non-strategic timberlands and or harvest hardwoods for the sale to third parties. The Company considers this program as an operating activity of its Woodlands segment.

In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, the Company enters into like-kind exchange (“LKE”) tax-deferred transactions. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to us by the intermediary and are reclassified as available cash and applicable income taxes are determined. Amounts deposited with a third party towards the potential future purchase of property are included in other investments and non-current receivables in the consolidated balance sheets and as an investing activity in funds held by trustee in the consolidated statements of cash flows. At December 31, 2008 and 2007, the Company had $4.3 million and $.8 million, respectively, of proceeds from land sales deposited with a LKE intermediary.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

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

Revenue Recognition — The Company recognizes revenue when the following criteria are met:

(1) persuasive evidence of an agreement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue from the sale of lumber and wood by-products is recorded at the time of shipment due to terms of such sale being designated free on board (“f.o.b.”) shipping point. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested; such intersegment sales, which are made at prices which generally approximate market within Deltic’s operating area, are eliminated in the consolidated financial statements.

Revenue from the leasing of land for hunting purposes is deferred when received and subsequently recognized over the one-year lease term which begins September 1. At December 31, 2008 and 2007, the Company had deferred hunting lease revenue totaling $1,236,000 and $1,165,000, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities. Revenue from lease rental payments under mineral leases is deferred when received and recognized ratably over the lease term, related royalty payments are recognized when received. At December 31, 2008 and 2007, the Company had deferred mineral lease revenue of $4,918,000 and $5,891,000, respectively of which $3,009,000 and $4,116,000 is included in other noncurrent liabilities and $1,909,000 and $1,775,000 is included in other current liabilities. Revenue from timberland and real estate is recorded under the criteria of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” Such revenue is recorded when the sale is closed and legal title is transferred and the buyer’s initial and continuing investment is adequate, which is generally at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 1 – Significant Accounting Policies (cont.)

Property Taxes — Property taxes applicable to the Company’s assets are estimated and accrued in the period of assessment. At December 31, 2008 and 2007, the Company had accrued property tax expense totaling $1,596,000 and $1,470,000, respectively, reflected in the consolidated balance sheet in accrued taxes other than income taxes.

Stock-Based Compensation — The Company follows the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (R), “Share-Based Payment,” (“SFAS 123 (R)”). The Company adopted SFAS 123 (R) using the modified-prospective transition method on January 1, 2006. Awards granted prior to, but not yet vested as of January 1, 2006, are expensed based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, while awards granted subsequent to January 1, 2006, are expensed based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R).

Pensions and Other Postretirement Benefits — The Company sponsors both a qualified and a nonqualified, noncontributory, defined benefit retirement plan that covers substantially all employees. Benefits are based on years of service and final career-average-pay formulas as defined by the plans. The qualified plan is funded to accumulate sufficient assets to provide for accrued benefits. The nonqualified plan, a supplemental executive plan, is not funded; payments to retirees due under this plan are made on a monthly basis.

The Company also sponsors a defined benefit health care plan and a life insurance benefit plan for substantially all retired employees. The Company measures the costs of its obligations for these plans based on its health care cost trends and actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, and turnover rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income/(loss) beginning in 2007 and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

In September 2006, the FASB issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which required the Company to record a balance sheet liability equal to the difference between our benefit obligations and plan assets. SFAS No. 158 also required the Company to change the measurement date from September 30 to December 31. SFAS No. 158 was effective for the year ended December 31, 2006, except for the measurement date change, which was effective for the year ended December 31, 2008. The net periodic benefit cost for the period of October 1, 2007, through December 31, 2008, was based on a measurement date of September 30, 2007. The net periodic benefit cost for the period of October 1, 2007, through December 31, 2007, was reflected as an adjustment to retained earnings on December 31, 2008. The impact of this adjustment was a $15,000 reduction to retained earnings, net of taxes. The net periodic costs are recognized as employees render the services necessary to earn these postretirement benefits. (For additional information, see Note 15 – Employee and Retiree Benefit Plans.)

Advertising Costs — Advertising costs, primarily related to marketing efforts for the Company’s real estate developments, are expensed as incurred. These costs amounted to $1,198,000 in 2008, $1,148,000 in 2007, and $863,000 in 2006, and are reflected in the consolidated statements of income.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 1 – Significant Accounting Policies (cont.)

Capitalized Interest — The Company capitalizes interest for qualifying assets during construction under the provisions of SFAS 34, “Capitalization of Interest Cost.” Interest is mainly capitalized as an indirect cost for real estate development in the Company’s real estate operations. (For additional information, see Note 17 – Supplemental Cash Flow Disclosures.)

Capital Expenditures — Capital expenditures include additions to investment in real estate held for development and sale; timber and timberlands; and property, plant, and equipment.

Net Change in Purchased Stumpage Inventory — Purchased stumpage inventory consists of timber-cutting rights purchased from third parties specifically for use in the Company’s sawmills. Depending on the timing of acquisition and usage of this acquired stumpage inventory, the net change in this inventory can either be a source or use of cash in the Company’s consolidated statements of cash flows.

Earnings per Common Share — Earnings per share (“EPS”) amounts presented are calculated under the provisions of the SFAS 128, “Earnings per Share.” Basic earnings per share is computed based on earnings available to common shareholders (net income/(loss) less accrued preferred dividends, if any) and the weighted average number of common shares outstanding. The earnings per share assuming the diluted amounts presented are computed based on earnings available to common shareholders and the weighted average number of common shares outstanding, including shares assumed to be issued under the Company’s stock incentive plans unless antidilutive. (For a reconciliation of amounts used in per share computations, see Note 18 – Earnings per Share.)

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

Impact of Recent Accounting Pronouncements —

In September 2008, the Emerging Task Force of FASB reached a consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations.” Issue No. 08-6 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of Issue No. 08-6 to have a material effect on its consolidated financial statements.

In December 2008, the FASB issued Staff Position, FSP No. FAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and other Postretirement Benefits,” to require employers to disclose more information about assets of a defined benefit pension on other post retirement plan. These disclosure requirements are effective for years ending after December 15, 2009.

In September 2008, the FSP issued FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: an Amendment of FASB SFAS No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB SFAS No. 161” is effective for periods ending after November 15, 2008. The FSP requires additional disclosure about exposure to potential loss from credit-risk-related events, including the current statues of payment/performance risk. The adoption of FSP 133-1 and FIN 45-4 did not have a material effect on the Company’s consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 1 – Significant Accounting Policies (cont.)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair value measurements have on earnings. SFAS 157 does not require any new fair value measurements. SFAS 157 for financial assets and financial liabilities was effective for the Company beginning January 1, 2008. On January 1, 2009, the beginning of the next fiscal year, the standard will also apply to non-financial assets and non-financial liabilities of the Company. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial statements. FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Management is evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities. The Company believes that the impact of these items upon adoption will not be material to its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations.” SFAS No. 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141 (R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for business combinations consummated in periods beginning on or after December 15, 2008. Any future acquisitions undertaken by the Company will be impacted by the adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by Deltic in the first quarter of fiscal 2009.

Note 2 – Inventories

Inventories at December 31 consisted of the following:

(Thousands of dollars)	2008	2007
Logs	$2,264	1,800
Lumber	3,938	3,994
Materials and supplies	309	362

	$6,511	6,156

The Company utilizes the lower of cost or market basis for determining inventory-carrying values. Lumber inventory amounts at December 31, 2008 and 2007 are stated at lower of cost or net realizable value.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31 consisted of the following:

(Thousands of dollars)	2008	2007
Short-term deferred tax assets	$2,031	1,545
Refundable income taxes	1,543	—
Prepaid expenses	239	278
Other current assets	410	479

	$4,223	2,302

Note 4 – Investment in Del-Tin Fiber

Deltic owns 50 percent of the membership of Del-Tin Fiber, which operates a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas.

At December 31, 2008 and 2007, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $16,854,000 and $16,798,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin. The equity in earnings of Del-Tin recognized by the Company exceeds its ownership percentage of Del-Tin’s earnings because the difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary.

Cumulative net losses for the facility have amounted to $84,490,000, of which $42,245,000 is the Company’s share. During 2008, 2007, and 2006 the Company received $6,167,000, $3,876,000, and $3,950,000 in distributions from Del-Tin Fiber, respectively. Contributions to Del-Tin Fiber by the Company as of December 31, 2008, have amounted to $87,388,000.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, the Company unconditionally guarantees the payment of 50 percent ($16,750,000 at December 31, 2008) of Del-Tin Fiber’s credit agreement. The Company estimated the proportionate fair value of its guarantee of Del-Tin’s credit agreement to be $3,450,000. The Company is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At December 31, 2008, the Company’s unamortized balance related to the value of the guarantee was $517,500. Deltic considers the payment/performance risk associated with this guarantee to be minimal due to the assessment of Del-Tin’s balance sheet, past performance, and length of time remaining on the guarantee.

Under the operating agreement, Del-Tin Fiber’s employees operate the plant. Deltic has committed to provide a portion of the plant’s fiber and wood fuel supply at market prices. During 2008, 2007, and 2006, Deltic sold Del-Tin Fiber approximately $4,593,000, $3,772,000, and $3,939,000, respectively, of these lumber manufacturing by-products. As of December 31, 2008 and 2007, the Company had a receivable from Del-Tin Fiber of $31,000 and $193,000, respectively.

In performing the respective impairment evaluations, the Company’s management made a number of estimates and assumptions related to future operating results for Del-Tin Fiber, the sale of its ownership interest, the expected selling price for its investment if sold, and the ability to refinance the joint venture’s long-term debt. The management of Del-Tin Fiber has performed evaluations of possible impairment of the long-lived assets of the plant in accordance with SFAS 144, as applicable. To date, these analyses have indicated that no impairment exists at the Del-Tin Fiber level.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 4 – Investment in Del-Tin Fiber (cont.)

Del-Tin Fiber’s financial position at year-end January 3, 2009 and December 29, 2007, and results of operations for years of 2008 and 2007 consisted of the following:

(Thousands of dollars)	2008	2007
Condensed Balance Sheet Information
Current assets	$8,290	8,891
Property, plant, and equipment – net	79,195	82,852
Other noncurrent assets	130	94

Total assets	$87,615	91,837

Current liabilities	$6,983	11,163
Long-term debt	29,000	35,000
Members’ capital	51,632	45,674

Total liabilities and members’ capital	$87,615	91,837

Condensed Income Statement Information
Net sales	$66,474	64,045

Costs and expenses
Cost of sales	53,997	51,181
Depreciation	5,160	5,564
General and administrative expenses	2,289	2,350
Loss on asset disposition	29	133

Total costs and expenses	61,475	59,228

Operating income	4,999	4,817
Interest income	11	35
Interest and other debt expense	(1,988)	(3,130)
Other income	—	87

Net income	$3,022	1,809

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 5 – Timber and Timberlands

Timber and timberlands at December 31 consisted of the following:

(Thousands of dollars)	2008	2007
Purchased stumpage inventory	$2,277	3,457
Timberlands	85,524	81,514
Fee timber	211,180	207,992
Logging facilities	2,147	1,979

	301,128	294,942
Less accumulated cost of fee timber harvested and facilities depreciation	(91,093)	(86,514)

	$210,035	208,428

Cost of fee timber harvested amounted to $5,798,000, $5,932,000, and $5,920,000 in 2008, 2007, and 2006, respectively. Depreciation of logging facilities was $48,000, $39,000, and $25,000 for the years 2008, 2007, and 2006, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at December 31 consisted of the following:

(Thousands of dollars)	Range of Useful Lives	2008	2007
Land	N/A	$125	125
Land improvements	10-20 years	5,194	4,828
Buildings and structures	10-20 years	10,722	9,932
Machinery and equipment	3-15 years	95,226	90,180

		111,267	105,065
Less accumulated depreciation		(72,610)	(65,851)

		$38,657	39,214

Depreciation of property, plant, and equipment charged to operations was $8,177,000, $8,361,000, and $7,830,000 in 2008, 2007, and 2006, respectively. Gains/(losses) on disposals or retirements of assets included in income were $(64,000), $1,889,000, and $(237,000) in 2008, 2007, and 2006, respectively. In 2007, the Company disposed of assets in the amount of $1,887,000 due to an involuntary conversion. (For additional information, see Note 20 – Business Interruption and Involuntary Conversion.)

Note 7 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at December 31 consisted of the following:

(Thousands of dollars)	2008	2007
Deferred revenues – current	$3,661	3,366
Vacation accrual	915	885
Deferred compensation	1,398	1,932
All other current liabilities	803	751

	$6,777	6,934

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 8 – Other Noncurrent Liabilities

Other noncurrent liabilities at December 31 consisted of the following:

(Thousands of dollars)	2008	2007
Accumulated postretirement benefit obligation	$8,691	8,163
Deferred compensation	897	1,021
Excess thrift plan	567	767
Excess retirement plan	3,411	3,049
Accrued pension liability	11,129	2,842
Deferred revenue – long-term portion	3,009	4,116
FIN 48 liability	1,315	—
All other noncurrent payables	52	78

	$29,071	20,036

Note 9 – Credit Facilities

The Company has an agreement with SunTrust Bank and other banks which provide an unsecured and committed revolving credit facility totaling $300,000,000, which includes a $50,000,000 letter of credit feature and expires on September 9, 2012. At December 31, 2008, $32,500,000 was outstanding and included in long-term debt. There were no borrowings outstanding at December 31, 2007 and 2006. As of December 31, 2008 and 2007, $267,500,000 and $300,000,000, respectively, were available in excess of all borrowings outstanding under or supported by the respective facilities. Borrowings under the current agreement bear interest at a base rate or an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company’s total debt to capital ratio. No letters of credit supported by the facility were present at December 31, 2008 and 2007. The agreement contains certain restrictive financial covenants, including a leverage ratio of no greater than .65 to 1.0, minimum timber market value greater than 175 percent of outstanding total senior indebtedness, and a fixed charge ratio coverage. Fees associated with the current revolving credit facility include a commitment fee of .10 to .25 percent per annum on the unused portion of the committed amount. In addition, the agreement contains restrictive covenants, including limitations on the incurrence of debt; a minimum consolidated net worth of the sum of $165,000,000, plus 50 percent of cumulative consolidated net income from April 1, 2005, and a maximum leverage ratio of .6 to 1. The Company incurred aggregate costs of $1,252,000 related to the securing of the current facility, which were deferred and are being amortized as additional interest expense over the term of the agreement.

The Company may also borrow up to $1,000,000 under a short-term credit facility with BancorpSouth. The agreement expires December 15, 2009, with annual renewal. The amount available to the Company under this facility is reduced by any borrowings by Deltic. As of December 31, 2008 and 2007, Deltic had no borrowings outstanding under this line of credit, resulting in $1,000,000 available to the Company. Borrowings bear interest based upon the New York Prime. Deltic also has an agreement with BancorpSouth which provides a $2,000,000 letter of credit facility. Amounts available to the Company under the facility are reduced by any letters of credit issued on behalf of the Company. Outstanding letters of credit as of December 31, 2008 and 2007 were $499,000 and $357,000, respectively, which left $1,501,000 in 2008 and $1,643,000 in 2007, available to Deltic.

In addition, Deltic has an agreement with Regions Bank which provides a $1,000,000 letter of credit facility. The agreement expires in 2010. Amounts available to Deltic under the facility are reduced by any letters of credit issued on behalf of the Company. There were no outstanding letters of credit at December 31, 2008 and 2007, and the entire $1,000,000 was available.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 10 – Indebtedness

The Company’s indebtedness at December 31 consisted of the following:

(Thousands of dollars)	2008	2007
Notes payable, 2.78%*, due 2012 (See Note 9)	$32,500	—
Senior notes payable, 6.10%, due 2016	40,000	40,000
Senior notes payable, 6.01%, due 2009-2012	4,444	30,000

	76,944	70,000
Less: Current maturities of long-term debt	1,111	3,333

Long-term debt at December 31	$75,833	66,667

*	Weighted average interest rate at December 31, 2008.

The Company has private placement debt of $40,000,000 of Series A Senior Notes (“Notes”) with Pacific Coast Farm Credit, a division of American AgCredit due and payable December 18, 2016. The interest rate for the Notes remained the same as under the 1998 agreement (6.66 percent) through December 18, 2008, and after such date the interest rate is reduced to 6.10 percent for the balance of the term of the Notes. No installment payments are required, but the terms allow for prepayments at the option of the Company. The agreement contains certain restrictive financial covenants, including a minimum consolidated net worth of the sum of $175,567,000, plus 50 percent of net income accrued during each quarter thereafter commencing after December 31, 2006, plus 100 percent of the net proceeds from any public or private offering of common or preferred stock of the company, a maximum funded debt/capitalization ratio of .6 to 1, a fixed charge coverage ratio of not less than 2.5 to 1, and to maintain a timber market value greater than 200 percent of outstanding total senior indebtedness.

On December 20, 2002, Deltic successfully completed the private placement of $30,000,000 of senior notes with Metropolitan Life and a group of other domestic insurance companies. These unsecured notes have a fixed stated interest rate of 6.01 percent and ultimately mature on December 20, 2012. Semiannual installments of $3,333,000, or such lesser amount as shall be outstanding, were required beginning on December 20, 2008. The note terms allow for prepayment at the option of the Company in an amount of not less than five percent of the principal amount outstanding at the time of any prepayment. The agreement contains certain restrictive financial covenants, including a minimum consolidated tangible net worth of the sum of $148,299,000, plus 25 percent of cumulative consolidated adjusted net income from July 1, 2002, and a maximum consolidated debt to consolidated net capitalization ratio of .6 to 1. The Company incurred $179,000 of costs related to the issuance of these notes, which were deferred and were being amortized as additional interest expense over the term of the underlying debt.

On June 30, 2008, the Company entered into an agreement with Metropolitan Life and a group of other domestic insurance companies to amend the existing note agreement of the $30,000,000 private placement senior notes. The amendment changed the minimum fixed charge coverage and other ratios applicable to the Company’s business to be the same as those contained in the Company’s Series A Senior Notes placed with American Ag Credit PCA. The Company incurred $150,000 of costs of which $25,000 was deferred, due to the retirement of $25,000,000 of this debt on November 4, 2008, and will be amortized as additional interest expense over the remaining term of the underlying debt.

On October 29, 2008, the Company delivered a notice of voluntary prepayment (“Notice Letter”) to Metropolitan Life Insurance Company, MetLife Investors USA Insurance Company, New England Life Insurance Company, General American Life Insurance Company, MetLife Insurance Company of Connecticut, and Modern Woodmen of America (collectively, the “Note Purchasers”) to prepay in full all of its outstanding obligations as of November 4, 2008, relating to the $30,000,000, 6.01% Senior Notes that were issued pursuant to a Note Purchase Agreement dated December 20, 2002, as amended. As part of the notice, the Company requested that the Note Purchasers waive any prepayment penalty or other

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 10 – Indebtedness (cont.)

requirement to pay any “make whole” fees. On October 30, 2008, all Note Purchasers, except Modern Woodmen of America, accepted the Company’s proposal, counter-signed the Notice Letter, and waived any prepayment penalties or “make whole” fees. On November 4, 2008, using funds from the Company’s revolving credit facility, $25,000,000 of the $30,000,000 notes were paid in full and cancelled. Unamortized deferred debt costs of $151,000 were expensed at the time of the prepayment.

The scheduled maturities of long-term debt for the next five years are $1,111,000 in 2009, $1,111,000 in 2010, $1,111,000 in 2011, $33,611,000 in 2012, and none in 2013. (For additional information regarding financial instruments, see Note 9 – Credit Facilities and Note 13 – Fair Value of Financial Instruments.)

Note 11 – Income Taxes

The components of income tax expense/(benefit) related to income from operations for the years ended December 31, 2008, 2007, and 2006, consisted of the following:

(Thousands of dollars)	2008	2007	2006
Federal
Current	$(170)	4,985	10,988
Deferred	2,031	854	(5,680)

	1,861	5,839	5,308
State
Current	380	1,259	158
Deferred	(1,253)	228	1,315

Total	$988	7,326	6,781

The following table provides a reconciliation of the Company’s income tax expense/(benefit) at the statutory U.S. federal rate of 35% to the actual income tax expense/(benefit) for the years ended December 31, 2008, 2007, and 2006, consisted of the following:

(Thousands of dollars)	2008	2007	2006
U.S. Federal income tax using statutory tax rate	$1,880	6,453	6,336
State tax, net of federal tax benefit	376	1,041	1,341
Permanent differences	(77)	16	(44)
Tax effects resulting from:
Recognition of state NOL carry forward available to offset FIN 48 liabilities	(1,290)	—	—
Other	99	(184)	(852)

Income tax provision as reported	$988	7,326	6,781

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 11 – Income Taxes (cont.)

The Company’s deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007, consisted of the following:

(Thousands of dollars)	2008	2007
Deferred tax assets
Investment in real estate held for development and sale	$15,424	14,845
Postretirement and other employee benefits	12,597	9,373
Other deferred tax assets	4,912	3,619

Total deferred tax assets	32,933	27,837

Deferred tax liabilities
Investment in Del-Tin Fiber	(5,818)	(5,800)
Timber and timberlands	(21,073)	(18,794)
Property, plant, and equipment	(5,449)	(4,391)
Other deferred tax liabilities	(3,320)	(4,107)

Total deferred tax liabilities	(35,660)	(33,092)

Net deferred tax liabilities	$(2,727)	(5,255)

In assessing the realizability of deferred tax assets, Deltic’s management considers whether it is more likely than not that some portion or all of the Company’s total deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets at December 31, 2008, as reductions of future taxable income or by utilizing available tax planning strategies. However, the amount of the net deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

Under Interpretation 48, unrecognized tax benefits represent potential future funding obligations to taxing authorities if uncertain tax positions the Company has taken, primarily on previously filed state income tax returns, are not sustained. Liabilities established for unrecognized tax benefits under FIN 48 may not be combined with deferred tax assets or liabilities, however, when the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results (or resulted) in the recognition of a deferred tax asset for an NOL for that year and such NOL has not yet been utilized, net presentation is appropriate. The Company has elected net presentation for state NOL’s not yet utilized. Upon the initial adoption of FIN 48, the Company recorded a net cumulative effect adjustment to retained earnings as of January 1, 2007 (which increased retained earnings by $524,000 as of such date) primarily related to certain previously unrecognized tax benefits that did not meet the criteria for recognition upon adoption of FIN 48.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 11 – Income Taxes (cont.)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding both interest and any related federal benefits) is as follows:

(Thousands of dollars)
Balance at January 1, 2007	$230
Increases related to current year tax positions	1,236
Lapse of statute	(84)

Balance at December 31, 2007	1,382
Increases related to current year tax positions, net of net operating loss carryforward not utilized of $3,300,000	336
Lapse of statute	(60)

Balance at December 31, 2008	$1,658

A discrete event occurred in 2008 related to expiration of the statute of limitations on a state return for the 2004 tax year in which approximately $24,000,000 of previously unrecognized state NOL carryforwards became available to offset future FIN 48 liabilities. This event resulted in the Company recognizing a deferred tax benefit of $1,293,000. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $1,536,000 for 2008 would benefit the effective tax rate. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. The Company had approximately $29,000 and $42,000 accrued in deferred revenue and other accrued liabilities for interest and penalties at December 31, 2008 and 2007, respectively.

Effective May 22, 2008, the Food, Conservation and Energy Act of 2008, which included provisions reducing the tax rate on qualified timber sales from 35 percent to 15 percent, became effective. The provision is effective for one year, with annual renewals possible. Deltic can expect to pay a lower rate of federal income tax on the lesser of qualifying gains on timber harvests for which they elect capital gain treatment or total taxable income. No significant benefit was recognized in 2008 as the Company anticipates filing a net operating loss carryback claim for the year.

The Company is no longer subject to federal and state income tax examination by tax authorities for years before 2005.

Note 12 – Stockholders Rights Plan

The Company has a Stockholders Rights Plan (“Rights Plan”), which provides for each eligible common shareholder to receive a dividend of one preferred stock purchase right (“Right”) for each outstanding share of the Company’s common stock held. On October 19, 2006, the Company’s Board of Directors amended the Rights Plan to, among other items, extend its term to December 31, 2016, and to increase the exercise price of the rights to $200 per share. The Rights will detach from the common stock and become exercisable: (1) following a specified period of time after the date of the first public announcement that a person or group of affiliated or associated persons (“Acquiring Person”), has become the beneficial owner of 15 percent or more of the Company’s common stock or (2) following a specified amount of time of the commencement of a tender or exchange offer by any Acquiring Person, which would, if consummated, result in such persons becoming the beneficial owner of 15 percent or more of the Company’s common stock. In either case, the detachment of the Rights from the common stock is subject to extension by a majority of the directors of the Company. The Rights have certain anti-takeover effects and will cause

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 12 – Stockholders Rights Plan (cont.)

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

Note 13 – Fair Value of Financial Instruments

As described in Note 1, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), on January 1, 2008, other than for nonrecurring nonfinancial assets and liabilities, which will be effective for the Company on January 1, 2009. SFAS No. 157 establishes a fair value hierarchy based on the quality of inputs used to measure fair value, with level 1 being the highest quality and level 3 being the lowest quality. Level 1 inputs are quoted prices in active markets on identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1. Level 3 inputs are unobservable inputs which reflect assumptions about pricing by market participants.

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at December 31, 2008 are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Liabilities) Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2008	Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$(567)	(567)	—	—

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2008 and 2007. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	2008		2007
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current maturities	$(76,944)	(100,592)	(70,000)	(77,216)
Guarantees	$(518)	(518)	(1,207)	(1,207)

Long-term debt, including current maturities — The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

Guarantees — The carrying amount approximates its fair value.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 14 – Concentration of Credit Risks

Financial instruments which potentially subject the Company to credit risk are trade accounts receivable. These receivables normally arise from the sale of wood products and real estate. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company’s customer base. No single recurring customer accounted for a significant amount of the Company’s sales of wood products or real estate in 2008, 2007, or 2006. At December 31, 2008 and 2007, there were no significant accounts receivable from a single customer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to support accounts receivable.

Note 15 – Employee and Retiree Benefit Plans

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed. The life insurance plan is noncontributory. The Company measured its plan assets and benefit obligations as of September 30 of each year prior to adoption of the measurement date provisions of SFAS No. 158 during 2008. The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2008 and September 30, 2007.

	Funded Qualified Retirement Plan		Unfunded Nonqualified Retirement Plan		Other Postretirement Plans
(Thousands of dollars)	2008	2007	2008	2007	2008	2007
Change in projected benefit obligation
Benefit obligation at beginning of period	$22,507	22,750	3,049	3,187	8,163	10,450
Service cost	1,158	1,042	129	138	277	292
Interest cost	1,753	1,288	230	175	564	451
Participant contributions	—	—	—	—	80	—
Plan amendment	—	—	—	—	—	(1,853)
Actuarial (gain)/loss	2,282	(1,967)	327	(221)	(241)	(751)
Benefits paid	(968)	(606)	(324)	(230)	(152)	(426)

Benefit obligation at end of period	$26,732	22,507	3,411	3,049	8,691	8,163

Change in plan assets
Fair value of plan assets at beginning of period	$19,665	16,348	—	—	—	—
Actual return on plan assets	(5,043)	2,525	—	—	—	—
Employer contributions	2,048	1,474	324	230	72	426
Participant contributions	—	—	—	—	80	—
Benefits paid	(968)	(606)	(324)	(230)	(152)	(426)
Expenses	(99)	(76)	—	—	—	—

Fair value of plan assets at end of period[1]	$15,603	19,665	—	—	—	—

Funded status of plans	$(11,129)	(2,842)	(3,411)	(3,049)	(8,691)	(8,163)

[1]	Primarily includes listed stocks and bonds, government securities, and U.S. agency bonds.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 15 – Employee and Retiree Benefit Plans (cont.)

	Funded Qualified Retirement Plan		Unfunded Nonqualified Retirement Plan		Other Postretirement Plans
(Thousands of dollars)	2008	2007	2008	2007	2008	2007
Assumptions
Weighted average discount rate	6.01%	6.33%	6.01%	6.33%	6.10%	6.25%
Rate of compensation increase	5.50%	5.28%	5.50%	5.28%	N/A	N/A

Amounts recognized in the balance sheet
Noncurrent liability	$(11,129)	(2,842)	(3,411)	(3,049)	(8,691)	(8,163)
Deferred income taxes – net	$4,260	979	319	222	(142)	(173)
Accumulated other comprehensive (income)/loss	$6,601	1,517	495	345	(190)	(269)

Amounts recognized in accumulated other comprehensive (income)/loss
Funding after measurement date	$—	575	—	66	—	—
Net unrecognized loss	10,705	1,688	904	577	1,117	1,192
Unrecognized prior service cost/(credit)	156	233	(90)	(76)	—	—
Plan amendment	—	—	—	—	(1,449)	(1,654)
Tax effects of changes	(4,260)	(979)	(319)	(222)	142	193

	$6,601	1,517	495	345	(190)	(269)

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

(Thousands of dollars)	2008	2007	2006
Funded qualified retirement plan
Service cost	$927	1,042	962
Interest cost	1,402	1,288	1,152
Expected return on plan assets	(1,495)	(1,246)	(1,108)
Amortization of prior service cost	62	62	62
Amortization of actuarial loss	—	201	241

Net periodic benefit cost	$896	1,347	1,309

Unfunded nonqualified retirement plan
Service cost	$104	138	70
Interest cost	184	175	142
Amortization of prior service credit	(11)	(11)	(11)
Amortization of actuarial loss	22	41	7

Net periodic benefit cost	$299	343	208

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 15 – Employee and Retiree Benefit Plans (cont.)

(Thousands of dollars)	2008	2007	2006
Other postretirement benefits
Service cost	$276	292	550
Interest cost	487	451	525
Amortization of prior service cost	—	—	18
Amortization of plan amendment	(199)	(199)	—
Amortization of actuarial loss	35	109	79

Net periodic benefit cost	$599	653	1,172

Assumptions – pension plans
Weighted average discount rate	6.01%	6.33%	5.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	5.50%	5.28%	4.60%

Assumptions – other postretirement
Weighted average discount rate	6.10%	5.50%	5.50%

Other changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss
Funding after measurement date	$(641)	325	—
Net unrecognized loss/(gain)	9,269	(4,137)	560
Unrecognized prior service (credit)	(51)	(51)	(69)
Actuarial loss/(gain)	(57)	(351)	—
Plan amendment	199	(1,654)	—
Tax effect of changes	(3,420)	2,341	(193)

Total recognized in other comprehensive (income)/loss	$5,299	(3,527)	298

The estimated net loss and net prior service cost for the defined benefit and supplemental retirement pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $731,000 and $51,000, respectively. The estimated net loss and plan amendment for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4,000 and $199,000, respectively.

The discount rate assumption used by the Company to measure benefit obligations and net periodic expenses is based on the estimated interest rate at which the benefit obligations of its plans can be settled. In determining the discount rate as of the measurement date of its plans for 2006, the Company considered corporate bonds with ratings of AAA or AA, which are deemed high quality, as well as the general level of interest rates since the last measurement date. For 2008 and 2007, the Company used a discount rate durational study of Other Postretirement Employee Benefit (OPEB) liabilities to determine an appropriate discount rate.

To develop the expected long-term rate of return on asset assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium allocated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted, based

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 15 – Employee and Retiree Benefit Plans (cont.)

on the target asset allocation, to develop the expected long-term rate of return on asset assumption for the portfolio. The returns were adjusted to account for plan expenses. This resulted in the selection of the 7.50 percent assumption.

The accumulated benefit obligation for the Company’s retirement plans were $23,809,000 at December 31, 2008 and $20,670,000 at December 31, 2007.

The weighted average asset allocation for the Company’s qualified retirement plan at December 31, 2008 and 2007 by asset category, consisted of the following:

	2008 Target Allocation	2008	2007 Target Allocation	2007
Equity securities	45-65%	52%	45-65%	68%
Debt securities (including cash equivalents)	35-55%	48%	35-55%	32%

		100%		100%

Equity securities include domestic and foreign common stock and exchange traded funds. These stocks are invested in ten different categories with no sector holding more than ten percent of the market value and no individual holding accounting for more than one percent of the market value. Mutual funds and proprietary funds are four percent of the total market value. Debt securities include obligations of the U.S. Treasury, U.S. Government Agencies, high rated domestic corporate bonds, or Euro and International fixed income bonds. Of the total market value of plan assets the U.S. Treasuries and U.S. Government Agency bonds total 34 percent, domestic bonds nine percent, and Euro and International fixed income bonds less than one percent. Cash equivalents equal five percent of the market value of plan assets.

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

The amount of projected expense of the qualified retirement plan is expected to be $2,200,000 for 2009. The current funding status of the qualified retirement plan is expected to require the Company to make a contribution during 2009 of approximately $1,500,000. Deltic expects to contribute $235,000 in 2009 to fund benefits to be paid from its nonqualified retirement plan. Estimated benefits to be paid from the retirement plans amount to $1,004,000 in 2009; $1,095,000 in 2010; $1,217,000 in 2011; $1,285,000 in 2012; $1,385,000 in 2013; and $8,444,000 in the period 2014 through 2018.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 15 – Employee and Retiree Benefit Plans (cont.)

Estimated benefit payments to be paid by the Company for other postretirement benefits amount to $503,000 in 2009; $557,000 in 2010; $558,000 in 2011; $550,000 in 2012; $553,000 in 2013; and $2,868,000 in the period 2014 through 2018. The Company expects to contribute approximately $606,000 to its other postretirement benefit plans in 2009. Effective January 1, 2007, Deltic no longer offers prescription drug coverage under its other postretirement benefits plan to post-65 retirees.

In determining the benefit obligation for health care at December 31, 2008, health care inflation cost was assumed to increase at an annual rate of eight percent in 2009, then decreasing one percent per year to an ultimate cost trend rate of five percent in 2012. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point increase in the assumed health care cost trend would increase the aggregate service and interest cost components of periodic benefit cost for 2009 by $104,000 and the benefit obligation by $1,060,000, while a one percentage-point decrease in the assumed rate would decrease the 2009 cost components by $90,000 and the benefit obligation by $889,000.

Thrift Plan — Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s allotment. Company contributions to this plan were $591,000 in 2008, $589,000 in 2007, and $653,000 in 2006.

Note 16 – Incentive Plans

Stock Incentive Plan

On April 25, 2002, the Company’s shareholders approved the Deltic Timber Corporation 2002 Stock Incentive Plan (“the 2002 Plan”). The 2002 Plan replaced the 1996 Stock Incentive Plan (“the 1996 Plan”), which was terminated. At December 31, 2008, remaining outstanding options under the 1996 Plan totaled 1,050 shares, all of which were exercisable. Outstanding options under the 1996 Plan will expire from 2009 to 2011 if not exercised and have an average exercise price of $24.19 based on the fair market value at date of grant.

The 2002 Plan permits annual awards of shares of the Company’s common stock to executives, other key employees, and nonemployee directors. Under the plan, the Executive Compensation Committee (“the Committee”) is authorized to grant: (1) stock options; (2) restricted stock and restricted stock units; (3) performance units; and (4) other stock-based awards, including stock appreciation rights and rights to dividends and dividend equivalents. The number of shares available for issuance under the 2002 Plan is 1,800,000 shares unless adjustment is determined necessary by the Committee as the result of dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At December 31, 2008, 1,229,576 of these 1,800,000 shares were available for award under the 2002 Plan. No participant in the 2002 Plan may receive options and stock appreciation rights in any calendar-year that relates to more than 50,000 shares, and the maximum number of shares which may be awarded as restricted stock and restricted stock units or other stock-based awards is 180,000 shares. The Company has a policy of issuing treasury stock to satisfy all share-based incentive plans.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 16 – Incentive Plans (cont.)

Under the fair value recognition provisions of SFAS No. 123 (R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of stock options granted subsequent to the adoption of SFAS No. 123 (R), are determined using a binomial model. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant.

Restricted stock performance units issued subsequent to Deltic’s adoption of SFAS No. 123 (R), are valued using the Monte Carlo simulation. Compensation cost determined under SFAS No. 123 (R) is recognized on a straight-line basis over the requisite service period. SFAS No. 123 (R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.

Deltic issues restricted stock performance units whose vesting is contingent upon meeting certain financial performance goals based upon the Company’s total stockholder return compared to the total return of a Paper and Forest Products Index selected by the Compensation Committee and calculated by Standard and Poor’s. Determining the appropriate amount to expense is based on likelihood of achievement of the stated goals and requires judgment, including forecasting future financial results. This estimate may be revised periodically due to changes in awards as defined under SFAS No. 123 (R). The cumulative impact of any revision is reflected in the period of change.

The Company uses historical volatility over a ten-year trading life to determine volatility assumptions. Risk-free interest rates are based on historical rates and forward-looking factors. The expected dividend yield is based on the Company’s average dividend yield from 2004 to 2007. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors. The expected option term is based on the term of the option and historical exercise and expiration experience.

Assumptions for the 2008, 2007, and 2006 valuation of stock options and restricted stock performance units consisted of the following:

	2008	2007	2006
Weighted expected volatility	29.86%	28.72%	28.97%
Dividend yield	0.63%	0.64%	0.76%
Expected term of options (in years)	6.27	6.27	6.27
Risk-free interest rate – restricted stock	2.62%	4.76%	4.43%
Risk-free interest rate – options	3.67%	4.76%	4.43%

The adoption of SFAS No. 123 (R) had an impact on the Company’s results of operations. The consolidated statements of income for the years ended December 31, 2008, 2007, and 2006 included $1,669,000, $2,676,000, and $1,207,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.

Stock Options — For each option granted under the 2002 Plan, the Committee fixes the option price at not less than fair market value on the date of the grant and the option term, not to exceed 10 years from date of grant. The resulting fixed stock-based compensation cost was recognized over the vesting period for these options. Options granted after 1998 have been for ten years and nonqualified. All outstanding options have an option price not less than the market value on the grant date, with a range in option

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 16 – Incentive Plans (cont.)

prices of $23.875 to $57.03 per share. For options granted from 1998 through 2001, one-half could be exercised or surrendered after one year and the remainder after three years. During 2003, the Company granted options for 129,750 shares. For 121,750 shares granted in 2003, one-half could be exercised or surrendered after one year and the remainder after three years. The remaining 8,000 shares awarded to nonemployee directors at an option price of $24.31 in 2003, were vested immediately when awarded. For all options granted since 2003, one-fourth may be exercised or surrendered after each one-year period over the subsequent four years from issuance. In 2004, 2005, 2006, 2007, and 2008, the Company granted options for 39,687 shares at an option price of $32.565, 36,160 shares at an option price of $44.355, 30,956 shares at an option price of $53.75, 35,344 shares at an option price of $54.15, and 28,481 shares at an option price of $51.37, respectively.

Stock Options – A summary of stock options as of December 31, 2008, and changes during the year ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	249,812	$37.06

Granted	28,481	51.37
Exercised	(102,276)	33.13
Forfeited/expired	(10,303)	27.26

Outstanding at December 31, 2008	165,714	$42.56	5.6	$529

Exercisable at December 31, 2008	103,114	$36.54	4.0	$950

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2008, 2007, and 2006 was $16.46, $15.78, and $16.24, respectively. The intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $2,882,000, $1,095,000, and $2,291,000, respectively. At December 31, 2008, there was $781,000 of unrecognized compensation cost related to unvested stock options. The weighted average period remaining to vest is 1.2 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 16 – Incentive Plans (cont.)

Additional information about stock options outstanding at December 31, 2008, consisted of the following:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options	Average Life in Years	Average Exercise Price	Number of Options	Average Exercise Price
$23.8750—$29.2950	50,550	2.4	$27.83	50,550	$27.83
$32.5650—$35.0000	12,757	3.4	32.57	12,757	32.57
$44.3550—$45.0000	23,887	5.1	44.36	21,091	44.36
$51.0000—$57.0300	78,520	8.2	53.12	18,716	53.97

	165,714	5.6	42.56	103,114	36.54

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

A summary of unvested restricted stock as of December 31, 2008, and changes during the year then ended are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2008	66,700	$44.91

Granted	18,341	51.37
Vested	(19,611)	51.80
Forfeited	(231)	32.54

Unvested at December 31, 2008	65,199	$50.43

As of December 31, 2008, there was $1,349,000 of unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Performance Units — Performance units granted under the 2002 Plan may be denominated in cash, common shares, other securities, other awards allowed under the 2002 Plan, or other property and shall confer on the holder thereof rights valued as determined by the Committee and payable to, or exercisable by, the holder, in whole or in part, upon achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the 2002 Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 16 – Incentive Plans (cont.)

performance unit granted, and any payment or transfer to be made pursuant to any performance unit shall be determined by the Committee. During 2008, 2007, and 2006, the Company issued performance units in the form of restricted stock with specified performance requirements. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason.

A summary of unvested restricted stock performance units as of December 31, 2008, and changes during the year then ended are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2008	46,622	$46.29

Granted	11,753	53.49
Vested	(11,611)	54.19
Forfeited	(269)	32.54

Unvested at December 31, 2008	46,495	$51.50

As of December 31, 2008, there was $888,000 of unrecognized compensation cost related to unvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 1.5 years.

During 2007, two executives retired. The Company compensation committee granted them a modification in their employment continuation requirement. The Company recognized incremental stock-based compensation expense of $1,076,000 for restricted stock awards and $177,000 for stock options in 2007 related to the modification of these awards.

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

Incentive Compensation Plan

Cash Awards — The Company has an incentive compensation plan that provides for annual cash awards to officers and key employees based on actual results for a year compared to objectives established by the Executive Compensation Committee, which administers the Plan, at the beginning of that year. The Company recorded expenses for cash incentive awards of $328,000, $825,000, and $928,000, in 2008, 2007, and 2006, respectively. The Company had accrued provisions for cash incentive awards totaling $303,000 and $852,000 at December 31, 2008 and 2007, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 17 – Supplemental Cash Flows Disclosures

Income taxes paid, net of refunds, were $220,000, $4,885,000, and $8,516,000 in 2008, 2007, and 2006, respectively. Interest paid was $4,736,000, $5,028,000, and $4,931,000 in 2008, 2007, and 2006, respectively. Capitalized interest was $480,000, $769,000, and $1,184,000 during 2008, 2007, and 2006, respectively. Non-cash investing and financing activities excluded from the consolidated statement of cash flows was the non-cash issuance of restricted stock awards in the amount of $1,214,000 in 2008 and $681,000 in 2007. Non-cash activity includes land exchanges in 2008 of $387,000, and $200,000 in 2006.

(Increases)/decreases in operating working capital other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

(Thousands of dollars)	2008	2007	2006
Trade accounts receivable	$950	206	2,057
Other receivables	103	611	(420)
Inventories	(355)	(1,032)	2,551
Prepaid expenses and other current assets	(1,546)	(24)	1,726
Trade accounts payable	(933)	(1,355)	(2,406)
Accrued taxes other than income taxes	108	65	577
Deferred revenues and other accrued liabilities	(1,011)	2,870	367

	$(2,684)	1,341	4,452

Cash flows provided by other operating activities included an increase/(decrease) in deferred long-term mineral lease bonus revenue of $(1,107,000) in 2008, $495,000 in 2007, and $2,364,000 in 2006.

Note 18 – Earnings per Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

(Thousands of dollars, except per share amounts)	2008	2007	2006
Net income	$4,384	11,111	11,323

Weighted average number of common shares used in basic EPS	12,447	12,473	12,398
Effect of dilutive stock awards	83	77	79

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,530	12,550	12,477

Earnings per common share
Basic	$.35	.89	.91
Assuming dilution	$.35	.89	.89

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 19 – Staff Accounting Bulletin No. 108

In September 2005, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 specifies how the carryover or reversal of prior year unrecorded financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires an approach that considers the amount by which the current year consolidated statement of income is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current year consolidated balance sheet is misstated (“iron curtain approach”).

Prior to the issuance of SAB 108, either the rollover or iron curtain approach was acceptable for assessing the materiality of financial statement misstatements. Prior to the Company’s application of the guidance in SAB 108, management used the rollover approach for quantifying financial statement misstatements.

Based on the nature of the adjustments and the totality of the circumstance surrounding those adjustments, the Company concluded that the adjustments were immaterial to prior years’ consolidated financial statements under its previous method of assessing materiality, and therefore, elected, as permitted under the transition provisions of SAB 108, to reflect the effect of the adjustments in opening assets and liabilities as of January 1, 2006, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of January 1, 2006.

Effective for the fiscal year ended December 31, 2005, Deltic adopted SAB 108. In accordance with the transition provisions of SAB 108, the Company recorded a $1,471,000 cumulative effect increase to retained earnings, a $2,908,000 increase to the Company’s investment in real estate held for development, a $103,000 increase in deferred charges, a $591,000 increase in other accrued liabilities, and a $949,000 increase to deferred income taxes payable as of January 1, 2006, on the consolidated balance sheet.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 21 – Commitments and Contingencies

Commitments — Commitments for capital expenditures at December 31, 2008, were approximately $740,000 for reforestation and road construction; $3,329,000 for land acquisitions; $172,000 for property, plant, and equipment; and $1,271,000 for investment in real estate held for development and sale and amenities.

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

On March 28, 2007, the Company and Central Arkansas Water (“CAW”), a consolidated waterworks, entered into a full and complete settlement of a pending condemnation litigation involving 680.06 acres of real property located within the watershed of Lake Maumelle in western Pulaski County, Arkansas. Approximately 640 acres were part of the Company’s planned real estate development, The Ridges at Nowlin Creek. The Company will continue to assess the viability of proceeding with the remaining part of its The Ridges of Nowlin Creek planned development. Under the terms of the settlement, CAW has paid the Company $8,175,000 (approximately $12,000 per acre) for the land, and granted the Company a 90-year option to repurchase the land for the same amount should CAW determine the land is not needed for watershed protection or if it ceases to use the land for such purpose. During the three months ended March 31, 2007, the Company recorded sales revenues of $8,175,000 and related costs of $675,000 for a net operating gain of $7,500,000 on this transaction.

The Company is also involved in other litigation incidental to its business from time to time. Currently, there are no other material legal proceedings outstanding.

Note 22 – Business Segments

The Company’s four reporting segments consist of Deltic’s three operating business units and its corporate function. Each reporting entity has a separate management team and infrastructure that offers different products and/or services.

Woodlands operations manage the Company’s Southern Pine timberlands located primarily in Arkansas and northern Louisiana and derive revenue from the harvest of timber from the timberlands in accordance with its harvest plans, and either sells timber to third parties in the domestic market or to the Company’s Mills segment for conversion into lumber. In addition, this segment may, from time to time, identify and sell a portion of its timberland holdings that is either non-strategic to future timberland management activities or has appreciated, due primarily to location, to a level that exceeds its value as a timber-growing asset. This segment also generates revenue from oil and gas royalties and the leasing of hunting, oil and gas, and other rights on its timberlands.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 22 – Business Segments (cont.)

The Mills segment consists of Deltic’s two sawmills which convert timber, purchased from third parties or the Company’s Woodlands segment, into lumber. These mills produce a variety of products, including dimension lumber, boards, and timbers. These products are sold primarily to wholesale distributors, lumber treaters, and truss manufacturers in the South and Midwest and are used in residential construction, roof trusses and laminated beams.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 22 – Business Segments (cont.)

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	2008	2007	2006
Net sales
Woodlands	$45,979	39,567	37,667
Mills[4]	91,442	79,341	101,879
Real Estate[5]	11,405	30,252	35,507
Eliminations[1]	(19,302)	(20,905)	(21,941)

	$129,524	128,255	153,112

Income/(loss) before income taxes
Operating income
Woodlands	$27,812	24,814	22,538
Mills[4]	(4,812)	(2,997)	(5,340)
Real Estate[5]	(1,881)	13,050	13,948
Corporate	(13,131)	(14,323)	(13,099)
Eliminations	(483)	(585)	674

Operating income	7,505	19,959	18,721
Equity in Del-Tin Fiber	2,277	1,679	2,872
Interest income	299	823	452
Interest and other debt expense	(4,699)	(4,369)	(4,231)
Other income/(loss)	(10)	345	290

	$5,372	18,437	18,104

Total assets at year-end
Woodlands	$208,988	206,280	208,086
Mills	44,331	45,472	43,879
Real Estate	57,254	49,604	47,496
Corporate2, [3]	24,160	27,388	24,805

	$334,733	328,744	324,266

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$6,185	6,212	6,362
Mills	7,179	7,433	6,832
Real Estate	576	582	573
Corporate	83	105	7

	$14,023	14,332	13,774

Capital expenditures
Woodlands	$11,436	4,978	3,333
Mills	6,874	5,345	8,763
Real Estate	11,222	10,171	15,612
Corporate	122	74	59

	$29,654	20,568	27,767

[1]	Primarily intersegment sales of timber from Woodlands to Mills.
[2]

Includes investment in Del-Tin Fiber, an equity method investee, of $8,962,000, $7,017,000, and $5,250,000 at December 31, 2008, 2007, and 2006, respectively. (For additional information, see Note 4 – Investment in Del-Tin Fiber.)

[3]	Includes balance of timberland sale proceeds held by trustee of $3,491,000 as of December 31, 2008, $805,000 as of December 31, 2007, and $111,000 in 2006.
[4]

During 2007, the Company experienced a fire in the planer section of its Waldo Mill that affected the operating results. (For further information, see Note 20 – Business Interruption and Involuntary Conversion)

[5]	2007 results reflect the settlement of the litigation with Central Arkansas Water. (For additional information, see Note 21 – Commitments and contingencies.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 23 – Financial Results by Quarter (Unaudited)

(Thousands of dollars, except per share amounts)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$27,822	35,551	34,964	31,187	129,524
Gross profit	3,467	6,667	7,001	4,410	21,545
Operating income/(loss)	(276)	3,444	2,360	1,977	7,505
Net income/(loss)	(368)	2,424	2,583	(255)	4,384
Earnings per common share
Basic	$(.03)	.19	.21	(.02)	.35
Assuming dilution	$(.03)	.19	.21	(.02)	.35
Dividends per common share	$.075	.075	.075	.075	.300
Market price per common share
High	$56.13	59.46	69.28	63.27	69.28
Low	47.54	50.01	52.97	40.35	40.35
Close, at period-end	55.70	53.51	63.64	45.75	45.75

	2007
	First Quarter[1]	Second Quarter	Third Quarter[2]	Fourth Quarter[2]	Year
Net sales	$40,377	37,905	25,528	24,445	128,255
Gross profit	15,390	8,875	3,935	4,065	32,265
Operating income	11,683	4,315	766	3,195	19,959
Net income/(loss)	6,649	2,538	245	1,679	11,111
Earnings per common share
Basic	$.53	.20	.02	.13	.89
Assuming dilution	$.53	.20	.02	.13	.89
Dividends per common share	$.075	.075	.075	.075	.300
Market price per common share
High	$56.60	57.87	62.83	59.83	62.83
Low	46.15	47.03	50.91	45.46	45.46
Close, at period-end	47.96	54.82	56.92	51.49	51.49

[1]	First quarter results reflect the settlement of the litigation with Central Arkansas Water. (For additional information, see Note 21 – Commitments and Contingencies.)
[2]	Third and fourth quarter results reflect the impact of the planer fire at Waldo. (For additional Information, see Note 20 – Business Interruption and Involuntary Conversion.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

Note 23 – Financial Results by Quarter (Unaudited) (cont.)

(Thousands of dollars, except per share amounts)

	2006
	First Quarter[1]	Second Quarter[1]	Third Quarter[1]	Fourth Quarter[1]	Year
Net sales	$41,246	41,410	43,698	26,758	153,112
Gross profit	11,080	9,103	12,318	394	32,895
Operating income	7,261	5,005	9,030	(2,575)	18,721
Net income	3,968	2,984	6,389	(2,018)	11,323
Earnings per common share
Basic	$.32	.24	.52	(.16)	.91
Assuming dilution	$.32	.24	.51	(.16)	.89
Dividends per common share	$.075	.075	.075	.075	.300
Market price per common share
High	$60.60	60.99	56.87	56.28	60.99
Low	50.01	51.99	45.20	47.02	45.20
Close, at period-end	60.60	56.37	47.66	55.78	55.78

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

/s/ Ray C. Dillon	/s/ Kenneth D. Mann
Ray C. Dillon	Kenneth D. Mann
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 6, 2009	March 6, 2009

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders

Deltic Timber Corporation:

The management of Deltic Timber Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Deltic’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2008, based on the criteria in Internal Control – Integrated Framework issued by COSO.

/s/ Ray C. Dillon	/s/ Kenneth D. Mann
Ray C. Dillon	Kenneth D. Mann
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 6, 2009	March 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, stockholders’ equity, and comprehensive income for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of quantifying financial statement misstatements and on December 31, 2006, the Company changed its accounting for recognition of defined benefit pension and other postretirement plans. As also described in Note 1 to the consolidated financial statements, on January 1, 2007, the Company changed its accounting for uncertain tax positions and on January 1, 2008, the Company changed its measurement date for defined benefit pension and other postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
March 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited Deltic Timber Corporation’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Deltic Timber Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, stockholders’ equity, and comprehensive income for each of the years in the three-year period ended December 31, 2008, and our report dated March 6, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
March 6, 2009

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

Based on their evaluation as of December 31, 2008, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Deltic conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which appears in the Company’s 2008 Annual Report to Shareholders which is included in this Form 10-K.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The sections entitled “Nominees For Election as Directors”, “Directors Whose Term of Office Continue”, and “Committees of the Board of Directors” appearing in the Registrant’s proxy statement for the annual meeting of shareholders to be held on April 23, 2009, sets forth certain information with respect to the directors of the registrant, including directors who serve on the Company’s Audit Committee and who have been designated an Audit Committee financial expert, and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

The sections entitled “Procedures for Stockholder Nominations and Proposals” and “Corporate Governance” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held April 23, 2009 sets forth certain information respectively in regards to applicable procedures for stockholders to submit director nominations and proposals and the Company’s Code of Business Conduct and Ethics and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 23, 2009, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2008, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 23, 2009, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2008, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

The following table sets forth information as of December 31, 2008, with respect to Deltic common stock issuable under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, or rights (a.)	Weighted average exercise price of all outstanding options, warrants, or rights, (b.)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities included in (a.)] (c.)
Equity compensation plans approved by security holders	165,714	$42.56	1,229,576

Equity compensation plans not approved by security holders

	165,714	$45.56	1,229,576

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 23, 2009, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2008, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting to be held on April 23, 2009, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2008, which will set forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	Financial Statements, Schedules and Exhibits.

1.	Consolidated Financial Statements.

Consolidated Balance Sheets—December 31, 2008 and 2007.

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008, 2007, and 2006.

Notes to Consolidated Financial Statements, including Consolidated Quarterly Income Information (unaudited).

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Financial Statement Schedules.

Financial Statements of Del-Tin Fiber L.L.C., an affiliate accounted for by the equity method, which constituted a significant subsidiary for the year ended January 3, 2009.

Other Financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.

	3	Articles of Incorporation and Bylaws.

	3.1	Amended and Restated Certificate of Incorporation of Deltic Timber Corporation as of December 17, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

	3.2	Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

	4	Instruments Defining the Rights of Security Holders.

4.1	Rights Agreement dated as of December 11, 1996, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and subsequently amended with Amendment No. 1 dated October 15, 1998, and Amendment No. 2 dated October 19, 2006).

10	Material contracts.

10.1	Deltic Timber Corporation 2002 Stock Incentive Plan (incorporated by reference to the Exhibit 10.1 to Registrant's Current Report on Form 8-K dated October 18, 2006).

10.2	Distribution Agreement (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

10.4	Credit facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.5	Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.6	Fiber Supply Agreement dated February 21, 1995, with Del-Tin Fiber L.L.C. (incorporated by reference to Exhibit 10.2 to Registrant's Registration of Securities Report on Form 10).

10.7	Note Purchase Agreement dated December 18, 1998 (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Selective Sections of Del-Tin Fiber L.L.C.'s Project Credit Agreement dated November 23, 1998 (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Revolving Credit Agreement dated June 20, 2001 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.10	Note Purchase Agreement dated December 20, 2002, (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	First Amended and Restated Revolving Credit Agreement dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.12	Guarantee Agreement between Deltic Timber Corporation and SunTrust Bank related to the Del-Tin Fiber Credit Agreement dated August 26, 2004 (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).

10.13	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to Registrant's Current Report on Form 8-K dated October 18, 2006).

10.14	Non Qualified Stock Option Form (incorporated by reference to Exhibit 10.14 to Registrant's Current Report on Form 8-K dated October 18, 2006).

10.15	Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.15 to Registrant's Current Report on Form 8-K dated October 18, 2006).

10.16	Performance Based Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.16 to Registrant's Current Report on Form 8-K dated October 18, 2006).

10.17	Change-in-Control and Involuntary Severance Agreement with CEO (incorporated by reference to Exhibit 10.17 to Registrant's Current Report on Form 8-K dated October 18, 2006).

10.18	Change-in-Control Agreement with CEO Direct Reports (incorporated by reference to Exhibit 10.18 to Registrant's Current Report on Form 8-K dated October 18, 2006).

10.19	Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.19 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.20	Deltic Timber Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Registrant's Current Report on Form 8-K dated October 18, 2006).

10.21	Amended and Restated Note Purchase Agreement dated March 30, 2007 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.22	First Amendment to the Revolving Credit Agreement dated August 7, 2007 (incorporated by reference to Exhibit 10.21 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.23	Termination of a Material Definitive Agreement (incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K dated October 30, 2008).

21	Subsidiaries of the Registrant, included elsewhere herein.

23	Consents of Independent Registered Public Accounting Firm.

23.1	Consent of Independent Registered Public Accounting Firm related to reports on financial statements and internal control over financial reporting of Deltic Timber Corporation, included elsewhere herein.

23.2	Consent of Independent Registered Public Accounting Firm related to report on financial statements of Del-Tin Fiber L.L.C., included elsewhere herein.

23.3	Consent of Independent Registered Public Accounting Firm related to report on financial statements of Del-Tin Fiber L.L.C., included elsewhere herein.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date:	March 06, 2009
Ray C. Dillon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Robert C. Nolan	/s/ Ray C. Dillon
Robert C. Nolan, Chairman and Director	Ray C. Dillon, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Randolph C. Coley	/s/ David L. Lemmon
Randolph C. Coley, Director	David L. Lemmon, Director

/s/ Christoph Keller, III	/s/ R. Hunter Pierson, Jr.
Christoph Keller, III, Director	R. Hunter Pierson, Jr., Director

/s/ R. Madison Murphy	/s/ Robert B. Tudor
R. Madison Murphy, Director	Robert B. Tudor, Director

/s/ J. Thurston Roach	/s/ Kenneth D. Mann
J. Thurston Roach, Director	Kenneth D. Mann, Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ Byrom L. Walker
Byrom L. Walker, Controller (Principal Accounting Officer)

FINANCIAL STATEMENT SCHEDULE PURSUANT TO ITEM 14(a)2

DEL-TIN FIBER L.L.C.

Financial Statements

January 3, 2009, December 29, 2007, and December 30, 2006

(With Independent Auditor’s Report Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Managers

Del-Tin Fiber L.L.C.:

We have audited the accompanying statements of operations, cash flows, and members’ capital of Del-Tin Fiber L.L.C. for the year ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Del-Tin Fiber L.L.C. for the year ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
February 12, 2007

DEL-TIN FIBER, L.L.C.

January 3, 2009 and December 29, 2007

Balance Sheets

January 3, 2009, December 29, 2007

and December 30, 2006

Statements of Operations, Members’ Capital and Cash Flows

With

Independent Auditor’s Report

Independent Auditor’s Report

Board of Managers

Del-Tin Fiber, L.L.C.

El Dorado, Arkansas

We have audited the accompanying balance sheets of Del-Tin Fiber, L.L.C. as of January 3, 2009 and December 29, 2007, and the related statements of operations, members’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Del-Tin Fiber, L.L.C. as of December 30, 2006, were audited by other auditors whose report dated February 12, 2007, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del-Tin Fiber, L.L.C. as of January 3, 2009 and December 29, 2007, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Frost, PLLC

Little Rock, Arkansas

January 27, 2009

DEL-TIN FIBER, L.L.C.

Balance Sheets

January 3, 2009 and December 29, 2007

	2008	2007
Assets
Current assets
Cash and cash equivalents	$3,000	$3,000
Accounts receivable—Temple-Inland	2,137,927	3,748,454
Other receivables	19,138	12,962
Inventories	5,785,091	4,714,784
Prepaid expenses and other current assets	345,020	412,053

Total current assets	8,290,176	8,891,253

Property, plant and equipment, net	79,194,974	82,852,067

Intangible assets—finite-lived, net	129,787	93,952

Total assets	$87,614,937	$91,837,272

Liabilities and Members’ Capital
Current liabilities
Current installments of long-term debt	$4,500,000	$6,000,000
Accounts payable	1,507,260	3,676,737
Accrued expenses	975,527	1,486,542

Total current liabilities	6,982,787	11,163,279

Long-term debt, less current installments	29,000,000	35,000,000

Total liabilities	35,982,787	46,163,279

Members’ capital	51,632,150	45,673,993

Total liabilities and members’ capital	$87,614,937	$91,837,272

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Statements of Operations

For the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006

	2008	2007	2006
Net sales	$66,473,798	$64,045,283	$73,740,436

Costs and expenses
Cost of sales	53,996,256	51,180,750	55,227,407
Depreciation	5,160,164	5,564,119	6,461,040
Selling, general and administrative	2,289,128	2,350,427	2,700,853

Total expenses	61,445,548	59,095,296	64,389,300

Other income (expense)
Interest income	10,855	35,157	65,887
Interest expense	(1,988,095)	(3,130,448)	(3,317,371)
Loss on asset dispositions	(28,853)	(133,385)	(375,418)
Other income	—	87,256	—
Tax-exempt issue settlement	—	—	20,000

Total other expense	(2,006,093)	(3,141,420)	(3,606,902)

Net income	$3,022,157	$1,808,567	$5,744,234

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Statements of Members’ Capital

For the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006

Balance—January 1, 2006	$40,757,192

Net income	5,744,234

Members’ contributions	5,664,000

Members’ distributions	(7,900,000)

Balance—December 30, 2006	44,265,426

Net income	1,808,567

Members’ contributions	7,352,000

Members’ distributions	(7,752,000)

Balance—December 29, 2007	45,673,993

Net income	3,022,157

Members’ contributions	15,270,000

Members’ distributions	(12,334,000)

Balance—January 3, 2009	$51,632,150

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Statements of Cash Flows

For the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006

	2008	2007	2006
Cash flows from operating activities
Net income	$3,022,157	$1,808,567	$5,744,234
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,160,164	5,564,119	6,461,040
Gain on asset dispositions	28,853	133,385	375,418
Amortization of deferred debt costs	83,698	191,379	107,517
Changes in operating assets and liabilities
Accounts receivable—Temple-Inland	1,610,527	(898,847)	1,270,236
Other receivables	(6,176)	87,135	(75,410)
Inventories	(1,070,307)	815,568	(617,321)
Prepaid expenses and other current assets	67,033	22,684	1,713
Accounts payable	(1,112,648)	228,856	(2,343,694)
Accrued expenses	(511,015)	(172,399)	(73,717)

Net cash provided by operating activities	7,272,286	7,780,447	10,850,016

Cash flows from investing activities
Capital expenditures	(1,531,924)	(3,156,659)	(2,071,590)

Net cash used by investing activities	(1,531,924)	(3,156,659)	(2,071,590)

Cash flows from financing activities
Payment of debt issuance costs	(119,533)	—	—
Increase (decrease) in bank overdraft	(1,056,829)	271,270	(547,778)
Principal payments on long-term debt	(7,500,000)	(4,500,000)	(6,000,000)
Contributions by members	15,270,000	7,352,000	5,664,000
Distributions to members	(12,334,000)	(7,752,000)	(7,900,000)

Net cash used by financing activities	(5,740,362)	(4,628,730)	(8,783,778)

Net decrease in cash and cash equivalents	—	(4,942)	(5,352)

Cash and cash equivalents—beginning of year	3,000	7,942	13,294

Cash and cash equivalents—end of year	$3,000	$3,000	$7,942

Supplementary disclosure of cash flow information
Cash paid during the year for interest	$2,169,185	$2,930,743	$3,088,111

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 3, 2009, December 29, 2007 and December 30, 2006

1.	Summary of Significant Accounting Policies

a.	Description of business – Del-Tin Fiber, L.L.C. (“Del-Tin” or the “Company”) is an Arkansas limited liability company organized in February 1995 and is equally owned by Temple-Inland Forest Products Corporation (“Temple-Inland”), a Delaware corporation, and Deltic Timber Corporation (“Deltic”), a Delaware corporation. Del-Tin is to exist until December 31, 2024, unless the Company is earlier dissolved in accordance with either the provisions of the Operating Agreement or the Arkansas Small Business Entity Tax Pass Through Act. The business of the Company is to manufacture, distribute and sell medium density fiberboard (“MDF”) under the trade name “Solidium.” Within the United States, MDF is sold primarily to manufacturers and distributors of laminated flooring, furniture, cabinets, fixtures and molding. Temple-Inland and Deltic share equally in revenue, expenses and funding requirements of the joint venture.

Under the terms of a separate Fiber Supply Agreement, Deltic will be the preferred supplier of wood fiber, consisting of sawdust, shavings and chips. Del-Tin will purchase the majority of residual chips produced by Deltic’s Waldo, Arkansas, sawmill at a delivered price that approximates the weighted-average delivered price of like-kind residual chips available to Del-Tin from third parties in the area. Del-Tin will also have first call on residual chips from Deltic’s sawmill in Ola, Arkansas.

Under the terms of a separate MDF Marketing Agreement, Temple-Inland will serve as the exclusive marketing agent for all MDF produced at the facility for a period of five years from the first day of production of MDF, which was in June 1998. The MDF Marketing Agreement shall be automatically extended for successive five-year periods unless either party elects not to extend.

b.	Accounting period – The Company’s fiscal year is the 52 or 53-week period ending the Saturday closest to December 31. Fiscal years 2008, 2007 and 2006, ended on January 3, 2009, December 29, 2007 and December 30, 2006, respectively. Reference to years in these financial statements relate to fiscal years rather than calendar years.

c.	Cash and cash equivalents – The Company considers short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company had no such investments at January 3, 2009 or December 29, 2007.

d.	Sale of accounts receivable – The Company accounts for the transfer of trade receivables under its marketing agreement with Temple-Inland in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Since the criteria established by SFAS No. 140 are met, the transfer of receivables is recorded as a sale. Accordingly, these transferred receivables are not included as receivables from customers, but rather from Temple-Inland. See Note 7 for further discussion.

e.	Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method for all inventories.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 3, 2009, December 29, 2007 and December 30, 2006

1.	Summary of Significant Accounting Policies (cont.)

f.	Property, plant and equipment – Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of buildings, machinery and equipment, and other depreciable assets is calculated over the estimated useful lives of the assets by using the units of production method for machinery and equipment and the straight-line method for all other depreciable assets. The estimated useful lives for property, plant and equipment, excluding machinery and equipment, are as follows:

Buildings	40 years
Land improvements	20 years
Vehicles	3 - 5 years

Routine maintenance and repairs are charged to operating expense, while costs of equipment upgrades and replacements are capitalized. Spare part inventories used for routine maintenance and repairs which are expensed as utilized are included on the inventory line item of the balance sheets for reporting purposes. Certain capitalized spare part inventories are considered equipment replacements whose useful lives exceed one year and which are considered necessary to extend the useful life of the related production assets. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts and the difference between the net book value of the asset and proceeds from disposition is recognized as a gain or loss.

Long-lived assets are accounted for under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are recognized if the estimated fair value of the assets is less than its carrying value. The Company experienced no such triggering events in 2008, 2007 or 2006.

g.	Intangible assets – The Company has recorded an intangible asset in relation to deferred loan acquisition costs. These loan acquisition costs are being amortized over the lives of the associated liabilities using the straight line method. Future amortization is as follows:

2009	$66,955
2010	39,844
2011	22,988

$129,787

h.	Revenue recognition – Revenue from the sale of products is recognized upon passage of title to the customer, which is at the time of delivery or customer pickup.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 3, 2009, December 29, 2007 and December 30, 2006

1.	Summary of Significant Accounting Policies (cont.)

i.	Income taxes – Because the Company is a limited liability company, it has the option of being taxed as a partnership or a corporation. The Company elected to be taxed as a partnership and as such is not subject to income taxes at the Company level. All taxes are recognized by the members of the Company.

j.	Use of estimates – Management of the Company has made a number of estimates and assumptions, relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

k.	Fair value – The Company believes the carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The stated value of the Company’s long-term debt approximates fair value based on current market rates for financial instruments of the same remaining maturities with similar credit quality.

l.	Impact of recent accounting pronouncements – In November 2007, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 07-1, “Accounting for Collaborative Agreements.” The objective of the issue was to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The effective date of EITF Issue No. 07-1 is for financial statements issued for fiscal years beginning after December 15, 2008. The issue is not expected to have a material effect on the Company’s financial statements.

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 42, “Goodwill and Other Intangible Assets.” The effective date of FSP No. 142-3 is for financial statements issued for fiscal years beginning after December 15, 2008. FSP No. 142-3 is not expected to have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to measure many financial instruments and certain other items at fair value without having to apply complex hedge accounting provisions, but does not require fair value measurement. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its financial statements. The Company has elected not to adopt SFAS No. 159 in relation to valuing its financial assets and liabilities.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 3, 2009, December 29, 2007 and December 30, 2006

1.	Summary of Significant Accounting Policies (cont.)

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). The Company does not expect the adoption of SFAS No. 162 to have a material effect on its financial statements.

m.	Reclassifications – Certain reclassifications have been made to the 2007 cash flows in order to conform to the 2008 presentation.

2.	Inventories

Inventories consist of the following:

	2008	2007
Raw materials	$287,020	$292,925
Work in progress / finished goods	3,128,980	1,944,725
Spare parts	2,252,861	2,351,654
Operating materials and supplies	116,230	125,480

	$5,785,091	$4,714,784

3.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2008	2007
Land	$331,789	$331,789
Buildings	7,523,093	7,523,093
Land improvements	2,850,076	2,800,476
Machinery and equipment	110,676,676	110,446,256
Vehicles	39,721	39,721
Construction in progress	177,857	295,249
Capitalized spare parts	2,653,004	1,619,598

	124,252,216	123,056,182
Less accumulated depreciation	(45,057,242)	(40,204,115)

	$79,194,974	$82,852,067

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 3, 2009, December 29, 2007 and December 30, 2006

4.	Indebtedness and Financing Arrangements

Long-term debt consists of the following:

	2008	2007
Union County, Arkansas Taxable Industrial Revenue Bonds (Del-Tin Fiber project) 1998 Series due October 1, 2027.	$29,000,000	$29,000,000

SunTrust Bank five-year loan agreement at LIBOR plus 1.5% (1.846% at January 3, 2009); interest and principal payable quarterly through September 1, 2009.	4,500,000	12,000,000

	33,500,000	41,000,000
Less current installments	(4,500,000)	(6,000,000)

Long-term debt, less current installments	$29,000,000	$35,000,000

The Bonds

In December 1998, the Union County, Arkansas Taxable Industrial Bonds (the “Bonds”) were issued by Union County, Arkansas, in the amount of $60,000,000, to finance the completion of the construction of the Company’s MDF plant, as well as the acquisition, construction and improvement of certain sewage and solid waste disposal facilities related to the Company’s MDF plant. Neither the State of Arkansas, nor Union County, Arkansas, has any liability under the Bonds. The Company and Union County contemporaneously entered into a lease agreement (the “Lease Agreement”) that obligated the Company to make lease payments in an amount necessary to fund the debt service on the Bonds. The Bonds were payable solely from the proceeds of the letters of credit issued to support the respective Bonds and from company payments under the Loan Agreement and the Lease Agreement with Union County, Arkansas. The Company has also unconditionally guaranteed the payment of all amounts owing under the Bonds to the bondholders. The Company’s indebtedness has been presented in these financial statements as though the Company was directly liable for the Bonds. If the Bonds are not remarketed as allowed under the agreement, the letters of credit and the commitment of the lenders are available to support repayment.

The Bonds currently bear interest at a variable rate determined weekly by the remarketing agent of the respective Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The interest rate on the Bonds was 3.48% in 2008 and 4.90% in 2007.

As a result of the Company’s debt refinancing on August 26, 2004, $31,000,000 of the Bonds were retired on September 1, 2004, with the Lease Agreement remaining in place.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 3, 2009, December 29, 2007 and December 30, 2006

4.	Indebtedness and Financing Arrangements (cont.)

The Credit Facility

On August 26, 2004, the Company entered into a Letter of Credit and Term Loan Agreement (“Credit Agreement”) with SunTrust Bank and a group of other domestic banks (the “New Lenders”), in order to refinance a portion of the Company’s existing debt. Under the new Credit Agreement, the New Lenders, on August 26, 2004, loaned Del-Tin $30,000,000 which is repayable over five years in equal quarterly installments, beginning in the fourth quarter of 2004. The funds provided from this term note were used, together with the existing balance in the Company’s debt service reserve and bond sinking fund accounts, to retire, in their entirety, the 1997 Series A and Series B revenue bonds, and $31,000,000 of the outstanding Bonds. In addition, under the Credit Agreement a letter of credit in the amount of $29,689,000 was issued on the Company’s behalf to support the remaining balance of the Bonds of $29,000,000. This letter of credit commitment expires on August 31, 2011. Consistent with the previous credit facility, under the new debt facility, substantially all of the Company’s assets are pledged to the New Lenders as security for the Credit Agreement.

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

Scheduled maturities of long-term debt for the next year are as follows:

2009	$4,500,000

Upon the refinancing of the Company’s previous credit facility, all unamortized debt issuance cost not relating to the remaining outstanding Bonds, in the amount of $216,709, were expensed in 2004 and reflected as a loss on extinguishment of debt. In connection with the new Credit Agreement, the Company incurred approximately $576,615 in related costs, which have been included in the balance sheets in deferred debt costs, $119,533 of which were incurred during the year ended January 3, 2009. Deferred debt costs related to the Term Loan Agreement are being amortized to interest expense on a straight-line method over the life of the new Credit Agreement, while those related to the Bonds are being amortized to interest and other debt expense.

The Company is subject to certain restrictive covenants in connection with the Bonds and its credit facility and was in compliance with such covenants as of January 3, 2009.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 3, 2009, December 29, 2007 and December 30, 2006

5.	Fair Value of Financial Instruments

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the financial statements as it relates to financial assets and financial liabilities. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

a.	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

b.	Level 2 – Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

c.	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The Company has financial liabilities outstanding in the form of Taxable Industrial Bonds issued through Union County, Arkansas. The Company has entered into a Lease Agreement with Union County, Arkansas, under which these bonds are payable solely from the proceeds of the letters of credit issued to support the respective Bonds and from Company payments under the Loan Agreement. These bonds are described in Note 4. These liabilities are to be disclosed at fair value on a recurring basis. The Company has determined that the bonds are defined as Level 3 in the fair value hierarchy. The fair value of the bonds was a liability of $29,000,000 and $35,000,000 as of January 3, 2009 and December 29, 2007, respectively.

6.	Lease Commitments

The Company is obligated under non-cancelable operating leases for various pieces of equipment.

As of January 3, 2009, future minimum lease commitments under non-cancelable operating leases consisted of the following:

2009	$39,084

Rent expense for all operating leases totaled $89,926 in 2008, $108,523 in 2007 and $118,278 in 2006.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 3, 2009, December 29, 2007 and December 30, 2006

7.	Related Party Transactions

The Company is assessed a fee for marketing services provided by Temple-Inland. This expense amounted to $1,535,480 in 2008, $1,600,550 in 2007 and $1,928,524 in 2006, and is included in selling, general, and administrative expenses in the accompanying statements of operations. Del-Tin also paid Temple-Inland a freight differential on shavings received from certain suppliers in the amount of $13,326 in 2008, $98,764 in 2007 and $157,174 in 2006. This amount is included in the raw material cost. As of January 3, 2009 and December 29, 2007, there were outstanding amounts of $81,508 and $361,662, respectively, payable to Temple-Inland, which is included in accounts payable on the accompanying balance sheets. This included $81,508 and $361,222, respectively, in freight charges. Raw materials purchased from Temple-Inland during 2008 and 2007 amounted to $148,582 and $640,486, respectively. There were no raw materials purchased from Temple-Inland during 2006.

Under the terms of the MDF Marketing Agreement, the Company’s sales are processed by Temple-Inland. A corresponding receivable is recorded by the Company equal to the outstanding trade receivable balance maintained by Temple-Inland. Funds are transferred to the Company from Temple-Inland based on previous weeks’ sales. All credit risk relating to the Company’s trade receivables remains with Temple-Inland. As of January 3, 2009 and December 29, 2007, the Company’s balance due from Temple-Inland relating to the trade receivables was $2,056,419 and $3,784,454, respectively.

The Company purchases raw materials from Deltic. Total purchases of raw materials amounted to approximately $4,601,712 in 2008, $3,771,000 in 2007 and $3,948,000 in 2006. In relation to these purchases, the Company had outstanding balances payable of $2,257 to Deltic on January 3, 2009 and $75,743 at December 29, 2007, which are included in accounts payable on the accompanying balance sheets.

The Company had no sales of MDF to Temple-Inland in 2008 or 2007. The Company had sales of MDF to Temple-Inland totaling $170,336 in 2006, which are included in net sales in the accompanying statements of operations.

The Company provides retirement benefits for its employees through two plans administered by Temple-Inland. The obligation and responsibility for the plan resides with Temple-Inland. For the defined benefit plan, the Company’s contributions were $112,163 in 2008, $110,601 in 2007 and $101,559 in 2006. For the defined contribution plan, the Company’s contributions were $67,948 in 2008, $65,783 in 2007 and $59,417 in 2006. Employee contributions under the defined contribution plan were $243,206 in 2008, $240,577 in 2007 and $211,153 in 2006.

8.	Major Suppliers

For the year ended January 3, 2009, the Company had purchases from two vendors which represented 28% and 11%, respectively, of total purchases.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 3, 2009, December 29, 2007 and December 30, 2006

9.	Contingencies

a.	During 2005, Del-Tin was contacted by the Internal Revenue Service (“IRS”) in relation to their efforts to contest tax-exempt status of bonds issued by several manufacturing companies, such tax-exempt status being dependent upon proceeds of the bonds being used to construct waste disposal energy systems as defined by the IRS. Rather than pursuing related taxes from the bondholders, the IRS was pursuing monies from the issuers of the bonds. This issue is related to the Company’s 1997 tax-exempt bonds, which were paid off in 2004.

In 2005, the Company engaged in settlement discussions with the IRS and, based on the status of those discussions and the Company’s analysis of its ultimate exposure in this matter, the Company accrued $312,000 at December 31, 2005, which represented the Company’s estimate of the probable liability to be incurred. The expense was reflected in the Company’s 2005 statement of operations as tax-exempt issue settlement and in the year end 2005 balance sheet in accrued expenses. During 2006, the actual settlement paid was $292,000. The $20,000 difference between the prior year estimate and the current year actual settlement was recognized during 2006 and is reflected in the Company’s 2006 statement of operations as tax-exempt issue settlement.

Upon reaching a settlement with the IRS, the bonds remain classified as tax-exempt and the bondholders are not liable for any related income taxes.

b.	The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

10.	Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable with customers and cash deposited with financial institutions. The Company generally does not require collateral from its customers. However, such credit risk is considered by management to be limited due to the marketing agreement the Company maintains with Temple-Inland.

At January 3, 2009 and December 29, 2007 and various times throughout these years, the Company maintained cash balances with certain financial institutions in excess of the federal deposit insurance limit.

