Form 10-Q
period 2009-03-31
DELTIC TIMBER CORP
filed 2009-05-07
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 to Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒.

Number of shares of Common Stock, $.01 Par Value, outstanding at March 31, 2009, was 12,418,768.

TABLE OF CONTENTS - FIRST QUARTER 2009 FORM 10-Q REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited) March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$304	2,413
Trade accounts receivable, net of allowance for doubtful accounts of $61 and $60, respectively	4,547	2,991
Other receivables	48	58
Inventories	5,904	6,511
Prepaid expenses and other current assets	5,318	4,223

Total current assets	16,121	16,196

Investment in real estate held for development and sale	54,210	54,081
Investment in Del-Tin Fiber	10,012	8,962
Other investments and noncurrent receivables	2,743	5,710
Timber and timberlands - net	213,066	210,035
Property, plant, and equipment - net	37,067	38,657
Deferred charges and other assets	1,029	1,092

Total assets	$334,248	334,733

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$2,137	1,727
Current maturities of long-term debt	1,111	1,111
Accrued taxes other than income taxes	2,192	1,758
Income taxes payable	33	16
Deferred revenues and other accrued liabilities	6,101	6,777

Total current liabilities	11,574	11,389

Long-term debt, excluding current maturities	77,834	75,833
Deferred tax liabilities - net	5,235	4,758
Guarantee of indebtedness of Del-Tin Fiber	345	518
Other noncurrent liabilities	29,060	29,071
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	76,955	78,660
Retained earnings	153,576	155,683
Treasury stock	(13,642)	(14,400)
Accumulated other comprehensive loss	(6,817)	(6,907)

Total stockholders’ equity	210,200	213,164

Total liabilities and stockholders’ equity	$334,248	334,733

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net sales	$22,862	27,822

Costs and expenses
Cost of sales	17,447	20,588
Depreciation, amortization, and cost of fee timber harvested	3,416	3,767
General and administrative expenses	3,208	3,743

Total costs and expenses	24,071	28,098

Operating loss	(1,209)	(276)

Equity in earnings of Del-Tin Fiber	757	714
Interest income	2	109
Interest and other debt expense	(903)	(1,275)
Interest capitalized	63	149
Other income	133	67

Loss before income taxes	(1,157)	(512)

Income tax benefit/(expense)	(17)	144

Net loss	$(1,174)	(368)

Loss per common share
Basic and diluted	$(.09)	(.03)

Dividends declared per common share	$.075	.075

Average common shares outstanding (thousands)	12,414	12,413

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(1,174)	(368)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	3,416	3,767
Deferred income taxes	574	677
Real estate costs recovered upon sale	—	296
Timberland costs recovered upon sale	100	238
Equity in earnings of Del-Tin Fiber	(757)	(714)
Stock-based compensation expense	412	373
Net increase/(decrease) in liabilities for pension and other postretirement benefits	247	(16)
Net decrease in deferred compensation for stock-based liabilities	(1,069)	(734)
Increase in operating working capital other than cash and cash equivalents	(1,469)	(1,239)
Other – changes in assets and liabilities	211	(387)

Net cash provided by operating activities	491	1,893

Investing activities
Capital expenditures requiring cash	(4,720)	(5,573)
Net change in purchased stumpage inventory	(502)	(520)
Advances to Del-Tin Fiber	(1,850)	(1,718)
Repayments from Del-Tin Fiber	1,385	1,785
Net change in funds held by trustee	2,765	(175)
Other - net	435	232

Net cash required by investing activities	(2,487)	(5,969)

Financing activities
Proceeds from borrowings	3,500	—
Repayments of notes payable and long-term debt	(1,500)	—
Treasury stock purchases	(1,112)	(11)
Common stock dividends paid	(933)	(932)
Proceeds from stock option exercises	7	401
Excess tax benefit from stock-based compensation expense	—	357
Other – net	(75)	—

Net cash required by financing activities	(113)	(185)

Net decrease in cash and cash equivalents	(2,109)	(4,261)
Cash and cash equivalents at January 1	2,413	10,673

Cash and cash equivalents at March 31	$304	6,412

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2009	2008
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2009 and 2008	128	128

Capital in excess of par value
Balance at beginning of period	78,660	76,637
Exercise of stock options	(3)	(54)
Stock based compensation expense	412	373
Restricted stock forfeitures	—	19
Restricted stock awards	(1,859)	(1,214)
Tax effect of stock awards	(255)	363

Balance at end of period	76,955	76,124

Retained earnings
Balance at beginning of period	155,683	155,299
Net loss	(1,174)	(368)
Common stock dividends	(933)	(932)
SFAS No. 158, measurement date transition, net of tax	—	(228)

Balance at end of period	153,576	153,771

Treasury stock
Balance at beginning of period – 412,177 and 425,622 shares, respectively	(14,400)	(12,385)
Shares purchased – 35,571 and 219 shares, respectively	(1,111)	(11)
Forfeited restricted stock – none and 382 shares, respectively	—	(19)
Shares issued for incentive plans – 52,637 and 57,334 shares, respectively	1,869	1,669

Balance at end of period – 395,111 and 368,929 shares, respectively	(13,642)	(10,746)

Accumulated other comprehensive loss
Balance at beginning of period	(6,907)	(1,593)
Change in other comprehensive income net of tax	90	(21)
SFAS No. 158, measurement date transition, net of income taxes	—	18

Balance at end of period	(6,817)	(1,596)

Total stockholders’ equity	$210,200	217,681

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Loss

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2009	2008
Net loss	$(1,174)	(368)

Other comprehensive income/(loss)
Items related to employee benefit plans:
Transition change in measurement date	—	18
Reclassification adjustment for gains/(losses) included in net loss:
Amortization of prior service cost	13	12
Amortization of actuarial loss	184	15
Amortization of plan amendment	(50)	(50)
Income tax benefit/(expense) related to items of other comprehensive loss	(57)	2

Other comprehensive income/(loss)	90	(3)

Comprehensive loss	$(1,084)	(371)

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by Deltic Timber Corporation (the “Company” or “Deltic”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. Preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly its financial position as of March 31, 2009, and the results of its operations and cash flows for the three months ended March 31, 2009 and 2008. These consolidated financial statements are not necessarily indicative of results to be expected for the full year.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair value measurements have on earnings. SFAS 157 does not require any new fair value measurements. SFAS 157 for financial assets and financial liabilities was effective for the Company beginning January 1, 2008. On January 1, 2009, the standard applies to non-financial assets and non-financial liabilities of the Company. The adoption of SFAS 157 for non-financial assets and non-financial liabilities did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”). SFAS 160 amends ARB No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of SFAS 160 did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations.” SFAS No. 141 (R) establishes principals and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141 (R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for business combinations consummated in periods beginning on or after December 15, 2008. Any future acquisitions undertaken by the Company will be impacted by the adoption of this standard.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies (cont.)

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that certain unvested share-based payment awards (e.g. restricted stock) that contain nonforfeitable rights to dividends or dividend equivalents be included in the computation of Earnings Per Share (“EPS”) using the two-class method. FSP EITF 03-6-1 is effective January 1, 2009, and requires a retrospective adjustment for all prior-period EPS data. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements. Additional information concerning EPS can be found in Note 14 – Earnings Per Common Share.

In March 2008, the FASB released Statement of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, (“SFAS 161”). SFAS 161 is effective January 1, 2009, for the Company. SFAS 161 expands the disclosures required by SFAS 133, including (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. Additional information concerning the Company’s use of derivative instruments is in Note 16 - Derivative Instruments and Hedging Activities.

In December 2008, the FASB issued Staff Position, FSP No. FAS 132(R)-1 which amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and other Postretirement Benefits,” to require employers to disclose more information about assets of a defined benefit pension on other post-retirement plan. These disclosure requirements are effective for years ending after December 15, 2009.

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2009	Dec. 31, 2008
Logs	$2,057	2,264
Lumber	3,523	3,938
Materials and supplies	324	309

	$5,904	6,511

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2009	Dec. 31, 2008
Short-term deferred tax assets	$1,877	2,031
Refundable income taxes	2,479	1,543
Prepaid expenses	552	239
Other current assets	410	410

	$5,318	4,223

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber

The Company owns 50 percent of the membership of Del-Tin Fiber L.L.C. (“Del-Tin”), which operates a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas. The Company’s membership in Del-Tin Fiber is discussed in more detail in Note 4 – Investment in Del-Tin Fiber, in the Company’s 2008 annual report on Form 10-K.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, the Company unconditionally guarantees the payment of 50 percent ($16,000,000 at March 31, 2009) of Del-Tin’s obligations under its credit agreement. The Company estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000.

The Company is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At March 31, 2009, the Company’s unamortized balance related to the value of the guarantee was $345,000. Deltic considers the payment/performance risk associated with this guarantee to be minimal due to the assessment of Del-Tin’s balance sheet, past performance, and length of time remaining on the guarantee.

At March 31, 2009, and December 31, 2008, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $16,382,000 and $16,854,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin. The equity in earnings of Del-Tin recognized by the Company exceeds its ownership percentage of Del-Tin’s earnings because the difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary.

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations consisted of the following:

(Thousands of dollars)	March 31, 2009	Jan. 3, 2009
Condensed Balance Sheet Information
Current assets	$9,082	8,290
Property, plant, and equipment - net	78,405	79,195
Other noncurrent assets	108	130

Total assets	$87,595	87,615

Current liabilities	$5,807	6,983
Long-term debt	29,000	29,000
Members’ capital	52,788	51,632

Total liabilities and members’ capital	$87,595	87,615

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber (cont.)

	Three Months Ended March 31,
	2009	2008
Condensed Income Statement Information
Net sales	$13,863	16,046

Costs and expenses
Cost of sales	10,740	12,528
Depreciation	1,175	1,344
General and administrative expenses	555	612

Total costs and expenses	12,470	14,484

Operating income	1,393	1,562
Interest income	26	8
Interest and other debt expense	(257)	(537)

Net income	$1,162	1,033

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2009	Dec. 31, 2008
Purchased stumpage inventory	$2,779	2,277
Timberlands	85,996	85,524
Fee timber	214,493	211,180
Logging facilities	2,152	2,147

	305,420	301,128
Less accumulated cost of fee timber harvested and facilities depreciation	(92,354)	(91,093)

	$213,066	210,035

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2009	Dec. 31, 2008
Land	$125	125
Land improvements	5,039	5,194
Buildings and structures	10,665	10,722
Machinery and equipment	95,427	95,226

	111,256	111,267
Less accumulated depreciation	(74,189)	(72,610)

	$37,067	38,657

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2009 includes a tax benefit arising from the loss before income taxes of $329,000, offset by a state tax provision of $346,000, as a result of recent state tax law changes.

The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the three months ended March 31, 2009, the Company recognized $2,300 in interest expense from these items. The Company had approximately $34,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at March 31, 2009. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $1,536,000 would benefit the effective rate.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2005.

Note 8 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2009	Dec. 31, 2008
Deferred revenues – current	$3,201	3,661
Vacation accrual	941	915
Deferred compensation	444	1,398
Interest and commitment fees	705	63
All other current liabilities	810	740

	$6,101	6,777

Note 9 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2009	Dec. 31, 2008
Accumulated postretirement benefit obligation	$8,854	8,691
Deferred compensation	550	897
Excess thrift plan	489	567
Excess retirement plan	3,426	3,411
Accrued pension liability	11,129	11,129
Deferred revenue – long term portion	2,643	3,009
FIN 48 liability	1,573	1,315
All other noncurrent payables	396	52

	$29,060	29,071

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2009	2008
Funded qualified retirement plan
Service cost	$277	232
Interest cost	396	351
Expected return on plan assets	(297)	(374)
Amortization of prior service cost	15	15
Recognized actuarial loss	171	—

Net retirement expense	$562	224

Unfunded nonqualified retirement plan
Service cost	$28	26
Interest cost	49	46
Amortization of prior service cost	(3)	(3)
Recognized actuarial loss	12	6

Net retirement expense	$86	75

Other postretirement benefits
Service cost	$81	69
Interest cost	119	122
Amortization of plan amendment	(50)	(50)
Recognized actuarial loss	—	9

Other postretirement benefits expense	$150	150

The Company made contributions to its qualified plan of $375,000 during the first three months of 2009.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation

The Consolidated Statement of Income for the three months ended March 31, 2009 and 2008, included $412,000 and $373,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.

Stock Options – A summary of stock options as of March 31, 2009, and changes during the three-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	165,714	$42.56

Granted	38,281	34.41
Exercised	(300)	24.97
Forfeited/expired	—	—

Outstanding at March 31, 2009	203,695	$41.05	6.2	$860

Exercisable at March 31, 2009	120,465	$38.71	4.3	$669

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at March 31, 2009, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock.

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of March 31, 2009, and changes during the three-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	65,199	$50.43

Granted	22,121	34.41
Vested	(15,795)	44.07
Forfeited	—	—

Nonvested at March 31, 2009	71,525	$46.88

As of March 31, 2009, there was $1,920,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.5 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (cont.)

Performance Units – A summary of nonvested restricted stock performance units as of March 31, 2009, and changes during the three months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	46,495	$51.50

Granted	16,040	35.49
Vested	(15,023)	44.07
Forfeited	—	—

Nonvested at March 31, 2009	47,512	$48.44

As of March 31, 2009, there was $1,323,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Note 12 – Contingencies

At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

Note 13 – Fair Value Measurement

SFAS No. 157, which was adopted January 1, 2008, became effective for non-financial assets and non-financial liabilities on January 1, 2009, SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available. The Company considers relevant and observable market prices in its valuations where possible.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Fair Value Measure (cont.)

The fair value measurements for the Company’s assets and liabilities accounted for at fair value March 31, 2009 are presented in the following table:

		Fair Value Measurements at Reporting Date Using
		Quoted prices in Active Markets for Identical Assets (Liabilities) Inputs	Significant Observable Inputs	Significant Unobservable Inputs
	March 31, 2009
(Thousands of dollars)		Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$(489)	(489)	—	—

Note 14 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended March 31,
(Thousands, except per share amounts)	2009	2008
Net loss	$(1,174)	(368)

Weighted average number of common shares used in basic EPS	12,299	12,301

Loss per common share
Basic	$(.09)	(.03)

The Company has equity securities that may have had a dilutive effect on earnings per share had the Company generated income during the quarter ended March 31, 2009. Common stock equivalents that could potentially dilute earnings per share in the future were 95,699 shares. These were not included in the computation of loss per share because their effect would have been anti-dilutive.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Supplemental Cash Flow Disclosures

Income tax of $14,000 was paid for the three months ended March 31, 2009 and no tax was paid for the three months ended March 31, 2008. Interest paid was $190,000 and $76,000 during the first three months of 2009 and 2008, respectively. Non-cash activity includes land exchanges of $35,000 and $249,000 in the quarters ended March 31, 2009 and 2008, respectively.

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2009	2008
Trade accounts receivable	$(1,556)	(71)
Other receivables	10	(27)
Inventories	607	(58)
Prepaid expenses and other current assets	(1,240)	(1,426)
Trade accounts payable	411	(359)
Accrued taxes other than income taxes	433	383
Deferred revenues and other accrued liabilities	(134)	319

	$(1,469)	(1,239)

Note 16 – Derivative Instruments and Hedging Activities

The Company is exposed to certain risks in the normal course of its business operations. One risk is the cash flow risk associated with interest payments related to variable rate debt. At times, this risk is managed using a type of derivative known as an interest rate swap, only if the Company believes there is a high probability that changes in the value of the hedging instrument will offset corresponding changes in the underlying exposure. Such derivatives are issued only for the purpose of hedging risks, not for speculation. The Company had no open positions during the periods ending March 31, 2009 and 2008 requiring hedge or derivative accounting treatment.

Note 17 – Subsequent Event

On March 23, 2009, the Board of Directors of Deltic Real Estate Investment Company, (“DREIC”), a subsidiary of Deltic Timber Corporation, adopted a plan of dissolution for DREIC. On April 6, 2009, at a special meeting of the shareholders of DREIC, the proposed plan of dissolution was approved, with completion expected in the second quarter of 2009.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2009	2008
Net sales
Woodlands	$9,895	12,620
Mills	16,028	19,800
Real Estate	1,572	2,250
Eliminations*	(4,633)	(6,848)

	$22,862	27,822

Loss before income taxes
Operating income
Woodlands	$5,674	8,446
Mills	(3,552)	(4,459)
Real Estate	(1,025)	(622)
Corporate	(2,890)	(3,480)
Eliminations	584	(161)

Operating loss	(1,209)	(276)
Equity in earnings of Del-Tin Fiber	757	714
Interest income	2	109
Interest and other debt expense	(903)	(1,275)
Interest capitalized	63	149
Other income	133	67

	$(1,157)	(512)

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,390	1,836
Mills	1,867	1,763
Real Estate	137	148
Corporate	22	20

	$3,416	3,767

Capital expenditures
Woodlands	$3,966	3,291
Mills	579	1,624
Real Estate	168	862
Corporate	42	45

	$4,755	5,822

* Primarily intersegment sales of timber from Woodlands to Mills.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded a net loss of $1.2 million for the first quarter of 2009, compared to a loss of $.4 million for the same period of 2008. The Woodlands segment, Deltic’s established core operation, provided $5.7 million in operating income during the current quarter of 2009. Deltic’s Real Estate and Mills segments reported operating losses in the first quarter of 2009. The Real Estate segment recorded a loss of $1 million in the current-year quarter compared to a loss of $.6 million for the corresponding period of 2008 due to a lack of sales activity in the 2009 period. The Company’s Mills segment recorded an operating loss of $3.6 million in the first quarter of 2009, which compares to a loss of $4.4 million in the first quarter of 2008. The improvement reflects increased hourly production rates and lower log costs, which helped to offset the historical low sales price per MBF of lumber sold and low demand due to reduced housing starts that is affecting the forest products industry. Deltic owns a 50 percent interest in Del-Tin Fiber L.L.C. and recorded related equity income of $.8 million for the first quarter of 2009, an increase from $.7 million for the same quarter of 2008.

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors including general economic conditions, interest rates, credit availability and associated costs, imports, foreign exchange rates, housing starts, new and existing home inventories, foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. The downturn in the United States economy and uncertainties in the financial sector have negatively impacted any recovery of the housing market and industries closely associated with that market. The current inventory of unsold homes and low-level of housing starts indicated weakness continued in the housing market. With this, residential lot sales and lumber demand will continue to be affected for the foreseeable future. Because of mill curtailments and closures, the lumber supply of late has been moving toward demand levels and with the recent seasonal increase in construction activity, lumber sales prices were moving slightly upward at the end of the first quarter. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its lumber products. However, the Company will continue its efforts to increase operating efficiencies, reduce controllable manufacturing costs, manage production levels to match demand, and implement other cost reducing measures required by the market.

For the first quarter of 2009, pine sawtimber harvest levels decreased 24,843 tons to 155,531 tons, when compared to the first quarter of 2008’s harvest level of 180,374 tons. The decrease is due in part to weather and timing of the harvest. Deltic plans to keep 2009’s total pine sawtimber harvest volume comparable to the level in 2008, thus continuing to manage the timberlands on a sustainable-yield basis. The average sales price for pine sawtimber was $29 per ton in the first quarter of 2009, a 22 percent decrease from the first quarter of 2008. The decrease is a result of lower demand due to curtailments and closures of sawmills in Deltic’s operating region. The Company harvested 89,833 tons of pine pulpwood during the first quarter of 2009, a decrease of 9,943 tons from the same period in 2008. The average sales price was $11 per ton, a 31 percent decrease from $16 per ton for the first quarter of 2008. Lower pulpwood prices and volume are due to decreased demand for fiber by area papermills. The Company sold approximately 277 acres of non-strategic hardwood bottomland at an average sales price of $1,485 per acre during the first quarter of 2009 compared to sales of approximately 674 acres at an average sales price of $2,128 per acre for the same period of 2008. The 2009 decrease in the per-acre sales price is due to the location and quality of land sold. The Woodlands segment reported hunting lease income of $.5 million in the first quarter of 2009 essentially unchanged from first quarter of 2008.

Advances in technology and increased pricing levels for natural gas have resulted in the viability of expanded natural gas exploration within the state of Arkansas. One current area of activity known as the “Fayetteville Shale Play” is an unconventional natural gas reservoir ranging in depth from 1,300 feet to 6,500 feet, and is spread across multiple Arkansas counties. Deltic has leased approximately 32,100 net mineral acres in this area to various exploration enterprises and received applicable lease bonus payments and the possibility of future royalty income should production be established. The Company continues to evaluate additional leasing requests within the currently defined boundary of the Fayetteville Shale Play, although future leasing will probably not be significant within the boundary currently defined by the Arkansas Oil and Gas Commission. The ultimate benefit to Deltic from these mineral leases remains speculative and unknown to the Company and is contingent on the successful extraction and sale of natural gas from this area. Deltic’s gas royalties from the defined Fayetteville Shale Play area were approximately $133,000 per month during the first quarter of 2009 compared to $40,000 per month during the first quarter of 2008. Deltic has reported total oil and gas royalty income of $.4 million and $.3 million for the first quarter of 2009 and 2008, respectively. Oil and gas lease rental income was $.5 million for the first quarter of 2009 and 2008.

The Mills segment continues to operate in a weak market as the forest products industry struggles to balance production with demand. The average sales price was $234 per MBF in the first quarter of 2009, a three percent decrease from the average sales price of $240 per MBF for the same quarter of 2008. Lumber sales were 52.3 million board feet in the current period of 2009, a decrease when compared to 62.5 million board feet for the same period of 2008, as the Company reduced operating hours to balance production with demand. Deltic will continue to manage production levels to approximate market demand. The Mills showed financial improvement in the first quarter 2009 versus 2008 because of increased hourly productivity rates and lower log cost. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future. The Company plans for over half of the logs supplied to its sawmills to come from its strategically located fee timberlands.

The Real Estate segment closed no residential lot sales during the first quarter of 2009, a reduction of seven residential lots when compared to the same quarter in 2008. Deltic has a low cost basis in its three developments, which allows it to maintain lot sales prices while waiting on the market to improve. Deltic’s lot development plans provide for lot offerings that represent most real estate market segments for planned communities. The Company has an adequate supply of lots in the three market segment tiers and does not plan to develop any new neighborhoods in 2009. Future annual development activity will be dependent upon the demand for the Company’s residential lots. Commercial real estate sales activity is by nature less predictable than residential activity. No commercial sales occurred in the first quarter of 2009 or 2008. Multi-family housing sites and commercially zoned acreage in and around the area of “The Promenade at Chenal,” an upscale shopping center within Chenal Valley, continue to receive interest, but tightened credit markets and economic uncertainties have impacted the timing of potential sales transactions. The Company had no sales of undeveloped acreage during the first quarter of 2009 or 2008.

Operating results for Del-Tin Fiber are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. Del-Tin’s operational income increased during the first quarter of 2009, when compared to 2008, due primarily to lower wood and resin glue costs. The overall MDF market has been able to achieve better supply and demand balance versus other wood product markets. With regard to the Company’s equity position in Del-Tin, Deltic continues to reduce depreciation expense related to the add-back per thousand square feet manufactured, which relates to the impairment taken by the Company in 2002 that was not recorded at the Del-Tin level. The difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary. (For further discussion, refer to Note 4 to the consolidated financial statements.)

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended March 31, 2009 and 2008. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended March 31,
(Millions of dollars, except per share amounts)	2009	2008
Net sales
Woodlands	$9.9	12.6
Mills	16.0	19.8
Real Estate	1.6	2.3
Eliminations	(4.6)	(6.9)

Net sales	$22.9	27.8

Operating income/(loss) and net loss
Woodlands	$5.7	8.4
Mills	(3.6)	(4.4)
Real Estate	(1.0)	(0.6)
Corporate	(2.9)	(3.5)
Eliminations	.6	(0.2)

Operating loss	(1.2)	(.3)
Equity in earnings of Del-Tin Fiber	.8	.7
Interest income	—	.1
Interest and other debt expense	(.9)	(1.3)
Interest capitalized	—	.2
Other income	.1	.1
Income taxes	—	.1

Net loss	$(1.2)	(.4)

Loss per common share
Basic and diluted	$(.09)	(.03)

Consolidated

The $.8 million decrease in net income is largely due to reductions in real estate sales activity, lower pine sawtimber harvest volume at a lower average sales price, fewer acres of non-strategic timberland sold, and a reduced pine pulpwood harvest volume and per-ton sales price, which were partially offset by improved results from the Mills segment due to increased operating efficiencies and lower log cost, lower general and administrative expenses, and increased equity income from Del-Tin Fiber. The decrease in operating income was due primarily to the same factors impacting net income.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended March 31,
	2009	2008
Net sales (millions of dollars)
Pine sawtimber	$4.5	6.7
Pine pulpwood	1.0	1.6
Hardwood sawtimber	.1	.1
Hardwood pulpwood	.3	.3
Oil and gas lease rentals	.5	.5
Oil and gas royalties (net)	.4	.3
Hunting leases	.5	.4

Sales volume (thousands of tons)
Pine sawtimber	155.5	180.4
Pine pulpwood	89.8	99.8
Hardwood sawtimber	3.4	2.4
Hardwood pulpwood	33.2	20.0

Sales price (per ton)
Pine sawtimber	$29	37
Pine pulpwood	11	16
Hardwood sawtimber	33	34
Hardwood pulpwood	8	13

Timberland
Net sales (millions of dollars)	$.4	1.4
Sales volume (acres)	277	674
Sales price (per acre)	$1,485	2,128

Net sales decreased $2.7 million. Sales of pine sawtimber decreased $2.2 million due to a 14 percent lower sales volume at a lower per-ton sales price of $29, which is a 22 percent decrease when compared to $37 per ton in 2008. The decreased volume is due mainly to weather conditions and timing of the pine sawtimber harvest. Sales of pine pulpwood decreased $.6 million due to a 10 percent lower harvest volume and a 31 percent decrease in the average per-ton sales price. The decline in both volume and price is due to decreased fiber demand by area papermills. The Company sold 277 acres of non-strategic hardwood bottomland at $1,485 per acre versus 674 acres at $2,128 per acre in 2008. There was a $.5 million increase in other operating income primarily from well site damages in the current period of 2009 versus the first quarter of 2008. The decrease in operating results was due primarily to the decrease in net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended March 31,
	2009	2008
Net sales (millions of dollars)
Lumber	$12.3	15.0
Residual by-products	3.1	4.0

Lumber
Finished production (MMBF)	53.3	60.3
Sales volume (MMBF)	52.3	62.5
Sales price (per MBF)	$234	240

Net sales decreased $3.8 million, or 19 percent, due to lower lumber sales price and sales volume. The Mills segment’s net sales decrease was partially offset by lower per-ton log costs and reduced direct manufacturing costs per MBF due to improved hourly production rates.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended March 31,
	2009	2008
Net sales (millions of dollars)
Residential lots	$—	.5
Commercial acreage	—	—
Undeveloped acreage	—	—
Chenal Country Club	1.5	1.5

Sales volume
Residential lots	—	7
Commercial acres	—	—
Undeveloped acres	—	—

Average sales price (thousands of dollars)
Residential lots	$—	68
Commercial acres	—	—
Undeveloped acres	—	—

Net sales decreased $.7 million due to a decrease in sales of residential lots. The decrease in the segment’s operating income was due primarily to the reduced lot sales and a lower operating margin at Chenal Country Club.

Corporate

The decrease in operating expense for Corporate functions was due to lower general and administrative expenses, primarily employee incentive plan expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $2.3 million to $4.6 million. The decrease was due to a lower transfer price from the Woodlands segment offset by an increase in the volume of logs coming into Deltic sawmills from its fee timberlands. Transfer prices are approximately that of market which were higher in the same quarter last year.

Equity in Del-Tin Fiber

For the first quarter of 2009, Deltic’s equity in Del-Tin Fiber was $.8 million compared to $.7 million for the same period of 2008. The $.1 million increase in the first quarter of 2009 when compared to 2008 was due to lower wood fiber and resin glue costs. Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended March 31,
	2009	2008
Net sales (millions of dollars)	$14.0	16.0
Finished production (MMSF)	26.5	29.8
Board sales (MMSF)	26.8	30.1
Sales price (per MSF)	$518	532

Income Taxes

The effective income tax rate was one percent for 2009 and 28 percent for 2008. The decrease from 2008 to 2009 was primarily as a result of recent state tax law changes.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $.5 million for the first three months of 2009 compared to $1.9 million for the same period in 2008. Changes in operating working capital, other than cash and cash equivalents, required cash of $1.5 million and $1.2 million in 2009 and 2008, respectively. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $4.7 million in the current-year period and $5.6 million a year ago. Capital expenditures by segment consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2009	2008
Woodlands	$3,966	3,291
Mills	579	1,624
Real Estate	168	862
Corporate	42	45

Capital expenditures	4,755	5,822
Non-cash land exchange	(35)	(249)

Capital expenditures requiring cash	$4,720	5,573

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations used cash of $.5 million in 2009 and 2008. The Company advanced Del-Tin Fiber $1.9 million in the first quarter of 2009, and received repayments of $1.4 million, for a net advance of $.5 million during the first quarter. This compares to a net repayment of $.1 million for the same period of 2008. Funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, showed a net decrease of $2.8 million in the first quarter of 2009 versus an increase of $.2 million for the same period of 2008. Deltic received proceeds from other investing activities of $.4 million and $.2 million in 2009 and 2008, respectively. Deltic had borrowings of $3.5 million and repayments of borrowings of $1.5 million in 2009 versus no activity in 2008. The Company had $1.1 million of treasury stock purchases in 2009 and none in 2008. Deltic paid dividends on common stock of $.9 million during both 2009 and 2008. Proceeds from stock option exercises and related tax benefits in 2009 decreased $.8 million from 2008.

Financial Condition

Working capital totaled $4.5 million at March 31, 2009, and $4.8 million at December 31, 2008. Deltic’s working capital ratio at March 31, 2009, was 1.39 to 1, compared to 1.42 to 1 at the end of 2008. Cash and cash equivalents at the end of the first quarter of 2009 were $.3 million compared to $2.4 million at the end of 2008. During the first three months of 2009, total indebtedness of the Company increased $2 million. Deltic’s long-term debt to stockholders’ equity ratio was .370 to 1 at March 31, 2009 and .356 to 1 at December 31, 2008.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, and future real estate development opportunities, while expanding lumber production as market conditions allow.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Board announced a $25 million expansion of this program. As of March 31, 2009, the Company had expended $14.3 million under this program, with the purchase of 363,462 shares at an average cost of $39.35 per share; 35,571 shares have been purchased in 2009 under this program. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which is repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($16 million at March 31, 2009) of Del-Tin’s obligations under its credit agreement.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB

Interpretation No. 34.” In accordance with FIN 45, initially Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and included this non-cash amount in the Company’s March 31, 2005 Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. As of March 31, 2009, Deltic’s remaining liability regarding the guarantee was $.3 million.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 15 to the consolidated financial statements included in the Company’s 2008 annual report on Form 10-K.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2009	2010 to 2011	2012 to 2013	After 2013
Contractual cash payment obligations
Real estate development committed capital costs	$5.0	.5	4.5	—	—
Woodlands land acquisition and committed capital costs	.5	.5	—	—	—
Mills committed capital costs	.4	.4	—	—	—
Long-term debt	78.9	1.1	2.2	35.6	40.0
Interest on debt*	21.4	3.0	6.0	5.2	7.2
Retirement plans	14.2	.8	2.3	2.7	8.4
Other postretirement benefits	5.5	.4	1.1	1.1	2.9
Unrecognized tax benefits	1.9	—	1.3	.6	—
Other long-term liabilities	1.5	.1	1.2	.2	—

	$129.3	6.8	18.6	45.4	58.5

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$16.0	1.5	14.5	—	—
Timber cutting agreements	.6	.5	.1	—	—
Operating leases	—	—	—	—	—
Letters of credit	.5	—	.1	.3	.1

	$17.1	2.0	14.7	.3	.1

* Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

Outlook

Deltic’s management believes that cash provided from its operations and the remaining amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company’s continued timberland acquisition, real estate development, and stock repurchase programs, additional advances to Del-Tin Fiber, and capital expenditures, for the foreseeable future.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2008 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 1 to the consolidated financial statements.)

Outlook

Pine sawtimber harvest levels are expected to be 160,000 to 170,000 tons in the second quarter of 2009 and 525,000 to 575,000 tons for the year. Finished lumber sales volume will continue to be subject to market conditions, and is estimated at 55 to 65 million board feet for the second quarter and 220 to 260 million board feet for the year. Residential lot sales are projected to be three to six lots and 10 to 20 lots for the second quarter and the year, respectively.

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

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk”, in Item 7A of Part II of its 2008 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

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

Based on their evaluation as of March 31, 2009, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2008 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
Jan. 1 through Jan. 31, 2009	—	—	—	$21,781,000

Feb. 1 through Feb. 28, 2009	11,089	$34.15	11,089	$21,402,000

Mar. 1 through Mar. 31, 2009	24,482	28.71	24,482	$20,699,000

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

DELTIC TIMBER CORPORATION

Date:	May 7, 2009	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date:	May 7, 2009	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date:	May 7, 2009	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)