Form 10-Q
period 2009-06-30
DELTIC TIMBER CORP
filed 2009-08-06
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of Common Stock, $.01 Par Value, outstanding at July 31, 2009, was 12,440,212.

TABLE OF CONTENTS - SECOND QUARTER 2009 FORM 10-Q REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited) June 30, 2009	December 31, 2008

Assets
Current assets
Cash and cash equivalents	$3,390	2,413
Trade accounts receivable, net of allowance for doubtful accounts of $67 and $60, respectively	6,105	2,991
Other receivables	45	58
Inventories	4,800	6,511
Prepaid expenses and other current assets	5,001	4,223

Total current assets	19,341	16,196

Investment in real estate held for development and sale	53,677	54,081
Investment in Del-Tin Fiber	10,299	8,962
Other investments and noncurrent receivables	2,719	5,710
Timber and timberlands - net	211,925	210,035
Property, plant, and equipment - net	35,861	38,657
Deferred charges and other assets	986	1,092

Total assets	$334,808	334,733

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$2,546	1,727
Current maturities of long-term debt	1,111	1,111
Accrued taxes other than income taxes	2,587	1,758
Income taxes payable	403	16
Deferred revenues and other accrued liabilities	7,203	6,777

Total current liabilities	13,850	11,389

Long-term debt, excluding current maturities	76,778	75,833
Deferred tax liabilities - net	5,199	4,758
Guarantee of indebtedness of Del-Tin Fiber	173	518
Other noncurrent liabilities	28,260	29,071
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	77,365	78,660
Retained earnings	152,682	155,683
Treasury stock	(12,897)	(14,400)
Accumulated other comprehensive loss	(6,730)	(6,907)

Total stockholders’ equity	210,548	213,164

Total liabilities and stockholders’ equity	$334,808	334,733

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$29,121	35,551	51,983	63,373

Costs and expenses
Cost of sales	21,207	25,490	38,654	46,078
Depreciation, amortization, and cost of fee timber harvested	3,276	3,394	6,692	7,161
General and administrative expenses	3,173	3,223	6,381	6,966

Total costs and expenses	27,656	32,107	51,727	60,205

Operating income	1,465	3,444	256	3,168

Equity in Del-Tin Fiber	878	678	1,635	1,392
Interest income	7	66	9	175
Interest and other debt expense	(925)	(1,300)	(1,828)	(2,575)
Interest capitalized	38	111	101	260
Other income/(expense)	(3)	(20)	130	47

Income before income taxes	1,460	2,979	303	2,467

Income taxes	(488)	(555)	(505)	(411)

Net income/(loss)	$972	2,424	(202)	2,056

Earnings per common share
Basic	$.08	.19	(.02)	.17
Diluted	$.08	.19	(.02)	.16

Dividends per common share
Paid	$.075	.075	.150	.150
Declared	$.150	.150	.225	.225

Weighted average common shares outstanding (thousands)
Basic	12,318	12,341	12,309	12,321
Diluted	12,391	12,473	12,309	12,472

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2009	2008
		(Revised)

Operating activities
Net income/(loss)	$(202)	2,056
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	6,692	7,161
Deferred income taxes	574	189
Real estate development expenditures	(557)	(1,420)
Real estate costs recovered upon sale	708	596
Timberland costs recovered upon sale	377	638
Equity in earnings of Del-Tin Fiber	(1,635)	(1,392)
Stock-based compensation expense	855	827
Net increase in liabilities for pension and other postretirement benefits	394	39
Net decrease in deferred compensation for stock-based liabilities	(1,020)	(588)
Increase in operating working capital other than cash and cash equivalents	(162)	(146)
Other – changes in assets and liabilities	(543)	(707)

Net cash provided by operating activities	5,481	7,253

Investing activities
Capital expenditures, excluding real estate development	(6,220)	(9,059)
Net change in purchased stumpage inventory	(91)	(1,100)
Advances to Del-Tin Fiber	(2,907)	(2,661)
Repayments from Del-Tin Fiber	2,860	3,350
Net change in funds held by trustee	2,639	(1,557)
Other – net	738	693

Net cash required by investing activities	(2,981)	(10,334)

Financing activities
Proceeds from borrowings	3,500	—
Repayments of notes payable and long-term debt	(2,556)	—
Treasury stock purchases	(1,112)	(11)
Common stock dividends paid	(1,866)	(1,866)
Proceeds from stock option exercises	654	969
Excess tax benefit from stock-based compensation expense	16	274
Other – net	(159)	(40)

Net cash required by financing activities	(1,523)	(674)

Net increase/(decrease) in cash and cash equivalents	977	(3,755)
Cash and cash equivalents at January 1	2,413	10,673

Cash and cash equivalents at June 30	$3,390	6,918

Certain 2008 real estate development expenditure amounts have been revised to conform to the 2009 presentation.

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2009	2008

Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2009 and 2008	128	128

Capital in excess of par value
Balance at beginning of period	78,660	76,637
Exercise of stock options	(101)	(68)
Stock based compensation expense	855	827
Restricted stock forfeitures	—	20
Restricted stock awards	(1,859)	(1,214)
Tax effect of stock awards	(190)	291

Balance at end of period	77,365	76,493

Retained earnings
Balance at beginning of period	155,683	155,299
Net income/(loss)	(202)	2,056
Common stock dividends declared	(2,799)	(2,801)
SFAS No. 158, measurement date transition, net of tax	—	(228)

Balance at end of period	152,682	154,326

Treasury stock
Balance at beginning of period – 412,177 and 425,662 shares, respectively	(14,400)	(12,385)
Shares purchased – 35,571 and 219 shares, respectively	(1,112)	(11)
Forfeited restricted stock – none and 382 shares, respectively	—	(19)
Shares issued for incentive plans – 74,204 and 77,334 shares, respectively	2,615	2,251

Balance at end of period – 373,544 and 348,929 shares, respectively	(12,897)	(10,164)

Accumulated other comprehensive loss
Balance at beginning of period	(6,907)	(1,593)
Change in other comprehensive income/(loss) net of tax	177	(16)

Balance at end of period	(6,730)	(1,609)

Total stockholders’ equity	$210,548	219,174

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income/(Loss)

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2009	2008

Net income/(loss)	$(202)	2,056

Other comprehensive income/(loss)
Items related to employee benefit plans:
Transition change in measurement date	—	18
Reclassification adjustment for gains/(losses) included in net income/(loss):
Amortization of prior service cost	25	25
Amortization of actuarial loss	365	29
Amortization of plan amendment	(99)	(99)
Income tax benefit/(expense) related to items of other comprehensive loss	(114)	11

Other comprehensive income/(loss)	177	(16)

Comprehensive income/(loss)	$(25)	2,040

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

The Company has changed the cash flow classification of operating activities to include real estate development capital expenditures. Previously, real estate development capital expenditures were reported as investing activities. The Company believes that this classification is preferable because the cash inflows and cash outflows associated with real estate assets held for sale should be classified in a consistent manner and that classification within operating activities better reflects the fact that these cash outflows are directly related to the Company’s operations of developing and selling real estate. Certain accounts in the prior-year statement of cash flow have been revised for comparative purposes to conform to the presentation in the current-year financial statements. Additional information concerning the statements of cash flows and the revised 2008 presentation can be found in Note 15 – Supplemental Cash Flow Disclosures.

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly its financial position as of June 30, 2009, and the results of its operations and cash flows for the three months and six months ended June 30, 2009 and 2008. The Company has evaluated subsequent events through August 6, 2009, the date the financial statements were issued. These consolidated financial statements are not necessarily indicative of results to be expected for the full year.

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

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 is effective June 15, 2009, for the Company. SFAS 165 establishes the period after the balance sheet during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies (cont.)

which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that should be made. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued.

In April 2009, the FASB issued Staff Position, FSP No. FAS 107-1 and APB 28-1 which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and also amends Accounting Principals Board Opinion No. 28, “Interim Financial Reporting.” This FSP requires disclosures about fair value of financial instruments for interim reporting periods of public traded companies as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. Additional information concerning the Company’s fair value of financial instruments can be found in Note 13 – Fair Value Measure.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as amended), (“SFAS 168”). On July 1, 2009, the FASB “Codification of U.S. GAAP,” (the “Codification”) became the sole source of authoritative non-governmental U.S. GAAP. The Codification will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. The Codification is not intended to change U.S. GAAP. The Codification will change the way companies reference U.S. GAAP in financial statements and in their accounting policies.

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2009	Dec. 31, 2008

Logs	$1,486	2,264
Lumber	2,926	3,938
Materials and supplies	388	309

	$4,800	6,511

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2009	Dec. 31, 2008

Short-term deferred tax assets	$2,135	2,031
Refundable income taxes	1,783	1,543
Prepaid expenses	752	239
Other current assets	331	410

	$5,001	4,223

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

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, the Company unconditionally guarantees the payment of 50 percent ($15,250,000 at June 30, 2009) of Del-Tin’s obligations under its credit agreement. The Company estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3,450,000. The Company is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. At June 30, 2009, the Company’s unamortized balance related to the value of the guarantee was $172,500. Deltic considers the payment/performance risk associated with this guarantee to be minimal due to the assessment of Del-Tin’s balance sheet, past performance, and length of time remaining on the guarantee.

At June 30, 2009, and December 31, 2008, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $16,803,000 and $16,854,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin. The equity in earnings of Del-Tin recognized by the Company exceeds its ownership percentage of Del-Tin’s earnings because the difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary.

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations consisted of the following:

Condensed Balance Sheet Information

(Thousands of dollars)	June 30, 2009	Jan. 3, 2009

Current assets	$9,595	8,290
Property, plant, and equipment - net	77,406	79,195
Other noncurrent assets	88	130

Total assets	$87,089	87,615

Current liabilities	$3,886	6,983
Long-term debt	29,000	29,000
Members’ capital	54,203	51,632

Total liabilities and members’ capital	$87,089	87,615

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber (cont.)

Condensed Income Statement Information

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2009	2008	2009	2008

Net sales	$13,200	15,402	27,063	31,448

Costs and expenses
Cost of sales	9,801	12,052	20,541	24,580
Depreciation	1,153	1,352	2,328	2,696
General and administrative expenses	511	595	1,066	1,207

Total costs and expenses	11,465	13,999	23,935	28,483

Operating income	1,735	1,403	3,128	2,965
Interest income	26	10	52	18
Interest and other debt expense	(344)	(433)	(601)	(970)
Other loss	(6)	(28)	(6)	(28)

Net income	$1,411	952	2,573	1,985

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2009	Dec. 31, 2008

Purchased stumpage inventory	$2,356	2,277
Timberlands	83,994	83,816
Fee timber	211,881	207,357
Logging facilities	2,167	2,147

	300,398	295,597

Less accumulated cost of fee timber harvested and facilities depreciation	(91,956)	(89,422)

Strategic timber and timberlands	208,442	206,175
Non-strategic timber and timberlands	3,483	3,860

	$211,925	210,035

In 1999, the Company initiated a program to identify for possible sale non-strategic timberlands. As of June 30, 2009 and December 31, 2008, approximately 8,999 and 10,000 acres of non-strategic timberlands were available for sale, respectively. Included in the Woodlands operating income are gains from sales of non-strategic hardwood bottomland of $1,227,000 and $1,827,000 for the three months, ended June 30, 2009 and 2008, respectively; and $1,535,000 and $3,013,000 for the six months ended June 30, 2009 and 2008, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2009	Dec. 31, 2008

Land	$125	125
Land improvements	5,244	5,194
Buildings and structures	10,665	10,722
Machinery and equipment	96,006	95,226

	112,040	111,267
Less accumulated depreciation	(76,179)	(72,610)

	$35,861	38,657

Note 7 – Income Taxes

The total tax provision differs from the amount that would ordinarily be obtained by applying federal and state statutory rates to income before income taxes due to a state tax provision of $345,000 created by changes in state tax law and the effect of a valuation allowance on state deferred tax benefits.

The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the six months ended June 30, 2009, the Company recognized $7,600 in interest expense from these items. The Company had approximately $42,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at June 30, 2009. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $1,574,000 would benefit the effective rate.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2005.

Note 8 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2009	Dec. 31, 2008

Deferred revenues – current	$3,925	3,661
Vacation accrual	967	915
Deferred compensation	505	1,398
Dividend payable	933	—
All other current liabilities	873	803

	$7,203	6,777

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2009	Dec. 31, 2008

Accumulated postretirement benefit obligation	$8,796	8,691
Excess retirement plan	3,441	3,411
Accrued pension liability	11,130	11,129
Deferred revenue – long term portion	2,192	3,009
FIN 48 liability	1,631	1,315
All other noncurrent payables	1,070	1,516

	$28,260	29,071

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2009	2008	2009	2008

Funded qualified retirement plan
Service cost	$276	232	553	464
Interest cost	397	351	793	702
Expected return on plan assets	(298)	(374)	(595)	(748)
Amortization of prior service cost	16	15	31	30
Amortization of actuarial loss	171	—	342	—

Net retirement expense	$562	224	1,124	448

Unfunded nonqualified retirement plan
Service cost	$28	26	56	52
Interest cost	49	46	98	92
Amortization of prior service cost	(2)	(3)	(5)	(6)
Amortization of actuarial loss	11	6	23	12

Net retirement expense	$86	75	172	150

Other postretirement benefits
Service cost	$81	69	162	138
Interest cost	119	122	238	244
Amortization of plan amendment	(49)	(50)	(99)	(100)
Amortization of actuarial loss	—	9	—	18

Other postretirement benefits expense	$151	150	301	300

The Company made contributions to its qualified plan of $750,000 during the first six months of 2009.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation

The Consolidated Statement of Income for the three months and six months ended June 30, 2009, included $443,000 and $855,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the three month and six months periods ended June 30, 2008, the amounts were $454,000 and $827,000, respectively.

Stock Options – A summary of stock options as of June 30, 2009, and changes during the six-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2009	165,714	$42.56

Granted	38,281	34.41
Exercised	(21,867)	29.92
Forfeited/expired	—	—

Outstanding at June 30, 2009	182,128	$42.36	6.7	$342

Exercisable at June 30, 2009	98,898	$40.61	5.0	$302

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2009, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock.

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of June 30, 2009, and changes during the six-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2009	65,199	$50.43

Granted	22,121	34.41
Vested	(15,795)	44.07
Forfeited	—	—

Nonvested at June 30, 2009	71,525	$46.88

As of June 30, 2009, there was $1,726,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.3 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (cont.)

Performance Units – A summary of nonvested restricted stock performance units as of June 30, 2009, and changes during the three months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2009	46,495	$51.50

Granted	16,040	43.48
Vested	(15,023)	44.07
Forfeited	—	—

Nonvested at June 30, 2009	47,512	$51.14

As of June 30, 2009, there was $1,303,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Note 12 – Contingencies

At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

Note 13 – Fair Value Measurement

SFAS No. 157, which was adopted January 1, 2008, became effective for non-financial assets and non-financial liabilities on January 1, 2009. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Fair Value Measure (cont.)

The fair value measurements for the Company’s assets and liabilities accounted for at fair value June 30, 2009 are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	June 30, 2009	Quoted prices in Active Markets for Identical Assets (Liabilities) Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)		Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$(534)	(534)	—	—

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at June 30, 2009. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in the current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	June 30, 2009
	Carrying Amount	Estimated Fair Value
(Thousands of dollars)
Financial liabilities
Long-term debt, including
Current maturities	$(77,889)	(97,493)
Guarantees	$(173)	(173)

Long-term debt, including current maturities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

Guarantees – The carrying amount approximates its fair value.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share amounts)	2009	2008	2009	2008

Net income/(loss)	$972	2,424	(202)	2,056

Weighted average number of common shares used in basic EPS	12,318	12,341	12,309	12,321
Potentially dilutive shares	73	132	n/a	151

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,391	12,473	12,309	12,472

Earnings per common share
Basic	$.08	.19	(.02)	.17
Assuming dilution	$.08	.19	(.02)	.16

The Company has equity securities that may have had a dilutive effect on earnings per share had the Company generated income for the six months ended June 30, 2009. Common stock equivalents that could potentially dilute earnings per share in the future were 182,718 shares of which 79,738 shares could potentially dilute earnings using the treasury stock method. These were not included in the computation of loss per share because their effect would have been anti-dilutive.

Options to purchase shares which were outstanding but not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares were 102,407 and 10,000 for the three months ended June 30, 2009 and 2008, respectively and 102,407 and 63,734 for the six months ended June 30, 2009 and 2008, respectively.

Note 15 – Supplemental Cash Flow Disclosures

As discussed in Note 1, the Company has determined it is preferable to include real estate development capital expenditures as operating activities. Previously, real estate development capital expenditures were reported as investing activities. The 2008 amounts have been revised to conform with the presentation in the current-year financial statements. The table below details the changes made to the 2008 statement of cash flows.

(Thousands of dollars)	As Originally Reported	Adjustments	As Revised

Cash flows from operating activities:
Real estate development expenditures	$—	(1,420)	(1,420)

Net cash provided by operating activities	8,673	(1,420)	7,253

Cash flows from investing activities:
Capital expenditures	(10,479)	1,420	(9,059)

Net cash required by investing activities	$(11,754)	1,420	(10,334)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Supplemental Cash Flow Disclosures (cont.)

Income tax payments of $14,000 and $203,000 were made for the six months ended June 30, 2009 and 2008, respectively. Interest paid was $1,726,000 and $2,425,000 during the first six months of 2009 and 2008, respectively. Non-cash activity includes land exchanges of $35,000 and $249,000 in the six months ended June 30, 2009 and 2008, respectively.

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2009	2008

Trade accounts receivable	$(3,114)	(2,109)
Other receivables	13	(24)
Inventories	1,711	1,202
Prepaid expenses and other current assets	(675)	(337)
Trade accounts payable	819	244
Accrued taxes other than income taxes	829	767
Deferred revenues and other accrued liabilities	255	111

	$(162)	(146)

Note 16 – Derivative Instruments and Hedging Activities

The Company is exposed to certain risks in the normal course of its business operations. One risk is the cash flow risk associated with interest payments related to variable rate debt. At times, this risk is managed using a type of derivative known as an interest rate swap, but only if the Company believes there is a high probability that changes in the value of the hedging instrument will offset corresponding changes in the underlying exposure. Such derivatives are issued only for the purpose of hedging risks, not for speculation. The Company had no open positions during the periods ending June 30, 2009 and 2008 requiring hedge or derivative accounting treatment.

Note 17 – Dissolution of Subsidiary

On March 23, 2009, the Board of Directors of Deltic Real Estate Investment Company, (“DREIC”), adopted a plan of dissolution for DREIC. On April 6, 2009, at a special meeting of the shareholders of DREIC, the proposed plan of dissolution was approved. The dissolution was completed in the second quarter of 2009. Due to changes in Deltic’s operating environment and evolving business strategies to meet those changes, the operations of DREIC were never fully implemented as originally planned at its inception. All financing of DREIC was internally generated through intercompany loans and DREIC had no external financing. All external financing for real estate development is obtained through Deltic Timber Corporation. Because of this, the dissolution of DREIC had no significant impact on operations, liquidity, or cash flows. The dissolution of DREIC did not result in the liquidation of assets to external parties, nor did it trigger additional impairment analysis under SFAS 144.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2009	2008	2009	2008

Net sales
Woodlands	$10,303	11,508	20,198	24,128
Mills	20,788	26,045	36,816	45,845
Real Estate	3,055	2,960	4,627	5,210
Eliminations*	(5,025)	(4,962)	(9,658)	(11,810)

	$29,121	35,551	51,983	63,373

Income/(loss) before income taxes
Operating income/(loss)
Woodlands	$6,463	7,331	12,137	15,777
Mills	(1,948)	(521)	(5,500)	(4,980)
Real Estate	(452)	(288)	(1,477)	(910)
Corporate	(2,947)	(2,982)	(5,837)	(6,462)
Eliminations	349	(96)	933	(257)

Operating income	1,465	3,444	256	3,168
Equity in Del-Tin Fiber	878	678	1,635	1,392
Interest income	7	66	9	175
Interest and other debt expense	(925)	(1,300)	(1,828)	(2,575)
Interest capitalized	38	111	101	260
Other income/(expense)	(3)	(20)	130	47

	$1,460	2,979	303	2,467

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,307	1,470	2,697	3,306
Mills	1,831	1,754	3,698	3,517
Real Estate	116	147	253	295
Corporate	22	23	44	43

	$3,276	3,394	6,692	7,161

Capital expenditures
Woodlands	$778	1,407	4,744	4,698
Mills	815	2,496	1,394	4,120
Real Estate	465	954	633	1,816
Corporate	—	49	42	94

	$2,058	4,906	6,813	10,728

*	Primarily intersegment sales of timber from Woodlands to Mills.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded net income of $1 million for the second quarter of 2009, compared to income of $2.5 million for the same period of 2008. The Woodlands segment maintained its core operation position, providing operating income of $6.4 million during the second quarter of 2009. Deltic’s Real Estate and Mills segments both reported operating losses in the second quarter of 2009. The Real Estate segment recorded a loss of $.4 million in the current-year quarter compared to a loss of $.3 million for the corresponding period of 2008. The higher loss was due to fewer lot sales and lower operating income from Chenal Country Club in the 2009 period. The Company’s Mills segment recorded an operating loss of $1.9 million in the second quarter of 2009, which compares to a loss of $.6 million in the second quarter of 2008, a result of lower average lumber prices and sales volume due to weak demand. Deltic owns a 50 percent interest in Del-Tin Fiber L.L.C. and recorded related equity income of $.8 million for the second quarter of 2009, an increase from $.7 million for the same quarter of 2008.

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors including general economic conditions, interest rates, credit availability and associated costs, imports, foreign exchange rates, housing starts, new and existing home inventories, foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. Housing starts trended upward slightly during the second quarter but with the large inventory of unsold homes, the potential for increases in home mortgage foreclosures, rising unemployment, and a depressed economy, there is a low probability of any significant recovery in 2009 and 2010 for industries closely associated with the housing market. Even though there have been mill curtailments and closures and the lumber supply has continued to shrink toward current demand levels, supply still exceeds demand. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its lumber products. Notwithstanding, the Company will continue its efforts to increase operating efficiencies, reduce controllable manufacturing costs, manage production levels to match demand, and implement other cost reducing measures required in the current operating environment.

For the second quarter of 2009, the pine sawtimber harvest level increased 23,415 tons to 166,606 tons compared to the second quarter of 2008’s harvest level of 143,191 tons. The increase is due largely to favorable weather conditions versus the first quarter of 2009 and to timing of the harvest. Since Deltic manages its timberlands on a sustainable-yield basis the Company plans to keep 2009’s total pine sawtimber harvest volume near the estimated growth volume level of approximately 575,000 tons. The average sales price for pine sawtimber was $30 per ton in the second quarter of 2009, a 14 percent decrease from the second quarter of 2008. The decrease is a result of lower demand due to curtailments and closures of sawmills in Deltic’s operating region. The Company harvested 77,194 tons of pine pulpwood during the second quarter of 2009, a decrease of 12,424 tons from the same period in 2008. The average sales price was $10 per ton, a 33 percent decrease from $15 per ton for the second quarter of 2008. Lower pulpwood prices and volume are due to decreased demand for fiber by area papermills. The Company sold approximately 724 acres of non-strategic hardwood bottomland at an average sales price of $2,100 per acre, which provided a net margin of $1.2 million during the second quarter of 2009. This compares to sales of approximately 971 acres at an average sales price of $2,300 per acre, yielding a net margin of $1.8 million for the same period of 2008. The Woodlands segment reported hunting lease income of $.5 million in the second quarter of 2009 and 2008. Because of the low historical cost basis for its timber and timberlands, the Woodlands segment is generating positive margins on current sales activities and management does not expect this to change in the future.

Advances in technology have resulted in the viability of expanded natural gas exploration within the state of Arkansas. One current area of activity known as the “Fayetteville Shale Play” is an unconventional natural gas reservoir ranging in depth from 1,300 feet to 6,500 feet, and is spread across multiple Arkansas counties. Deltic has leased approximately 32,100 net mineral acres in this area to various exploration enterprises and received applicable lease bonus payments and the possibility of future royalty income should production be established. The Company continues to evaluate additional leasing requests within the currently defined boundary of the Fayetteville Shale Play, although future leasing will probably not be significant within the boundary currently defined by the Arkansas Oil and Gas Commission. The ultimate benefit to Deltic from these mineral leases remains speculative and unknown to the Company and is contingent on the successful extraction and sale of natural gas from this area. Deltic’s gas royalties from the defined Fayetteville Shale Play area were approximately $92,000 per month during the second quarter of 2009 compared to $119,000 per month during the second quarter of 2008, reflecting a 65 percent decrease in average gas prices, though volumes were 148 percent greater. Total oil and gas royalty income, including the gas royalty income from the Fayetteville Shale Play, was $.4 million and $.3 million for the second quarter of 2009 and 2008, respectively, due to increased production in other areas. Oil and gas lease rental income was $.5 million for the second quarter of 2009 and $.4 million in 2008.

Even though the Mills segment’s second quarter of 2009 showed a quarter-over-quarter improvement from the first quarter of 2009, it operates in a weaker market than in 2008. As a result, the second quarter of 2009 had a loss of $1.9 million versus a loss of $.6 million in the same period of 2008. The average sales price was $240 per MBF in the second quarter of 2009, a 17 percent decrease from the average sales price of $289 per MBF for the same quarter of 2008. Lumber sales were 66.1 million board feet in the current period of 2009, a decrease when compared to 70.2 million board feet for the same period of 2008, as the Company reduced operating hours to balance production with demand. In addition, the Company expects the historical volatility of lumber prices to continue in the future as the forest products industry tries to balance production with demand. At current production levels, over half of the logs supplied to Company sawmills will come from its strategically located fee timberlands.

The Real Estate segment closed five residential lot sales during the second quarter of 2009, a reduction of two lots when compared to the same quarter in 2008. Deltic has a low cost basis in its three developments, which allows it to maintain lot sales prices while waiting on the market to improve. Deltic’s lot development plans provide for lot offerings that represent most real estate market segments for planned communities. The Company has an adequate supply of lots in the three market segment tiers and does not plan to develop any new neighborhoods in 2009. Any future annual development activity will be dependent upon the demand for the Company’s residential lots. Commercial real estate sales activity is by nature less predictable than residential activity. There has been no commercial real estate sales to-date. Multi-family housing sites and commercially zoned acreage in and around the area of “The Promenade at Chenal,” an upscale shopping center within Chenal Valley, continue to receive interest, but tightened credit markets and economic uncertainties continue to impact the timing of potential sales transactions. Current economic conditions also continue to affect discretionary spending by both individuals and corporations, which has a negative impact on membership levels and activities at Chenal Country Club.

Operating results for Del-Tin Fiber are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. Del-Tin’s operating income increased during the second quarter of 2009, when compared to 2008 due primarily to lower wood, resin glue, and wax costs. This benefit was partially offset by a lower sales volume and per-unit sales price. The overall MDF market continues to be able to achieve better supply and demand balance versus other wood product markets. With regard to the Company’s equity position in Del-Tin, Deltic continues to reduce depreciation expense related to the add-back per thousand square feet manufactured, which relates to the impairment taken by the Company in 2002 that was not recorded at the Del-Tin level. The difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary. (For further discussion, refer to Note 4 to the consolidated financial statements.)

In May of 2008, the TREE Act was enacted to provide a reduced federal tax rate on timber gains. Under the provisions of this act, gains on qualified timber sales had the potential to be taxed at a 15 percent alternate rate for corporations. This provision was adopted for one year and expired on May 23, 2009. Deltic reported the effects of the act in the second quarter of 2008. Due to the lack of taxable income for Deltic in 2008, the effects of this act were removed in the fourth quarter of 2008. Deltic has projected the effects of this act to be inconsequential for 2009 and thus had no effect on the current quarter or year’s effective tax rate.

Results of Operations

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended June 30, 2009 and 2008. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended June 30,
(Millions of dollars, except per share amounts)	2009	2008

Net sales
Woodlands	$10.3	11.5
Mills	20.8	26.1
Real Estate	3.0	2.9
Eliminations	(5.0)	(4.9)

Net sales	$29.1	35.6

Operating income/(loss) and net income
Woodlands	$6.4	7.4
Mills	(1.9)	(.6)
Real Estate	(.4)	(.3)
Corporate	(2.9)	(3.0)
Eliminations	.3	—

Operating income	1.5	3.5
Equity in earnings of Del-Tin Fiber	.8	.7
Interest income	—	.1
Interest and other debt expense	(.9)	(1.3)
Interest capitalized	.1	.1
Other income	—	(.1)
Income taxes	(.5)	(.5)

Net income	$1.0	2.5

Income per common share
Basic	$.08	.19
Diluted	$.08	.19

Consolidated

The $1.5 million decrease in net income is largely due to lower financial results for the Woodlands and Mills operating segments, partially offset by reduced eliminations of intercompany profits in mill inventory caused by lower stumpage prices and by decreased interest expense from lower interest rates.

Operating income decreased $2 million. The Woodlands segment decreased $1 million mainly because of a lower pine pulpwood harvest volume and average per-ton sales price and reduced margins from sales of recreational-use hardwood bottomland. The Mills segment’s operating income decreased $1.3 million due to a lower per-unit average sales price and reduced production volume, partially offset by lower log cost and operating efficiencies. The $.3 million benefit from intercompany eliminations is due to the same reasons affecting net income.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended June 30,
	2009	2008

Net sales (millions of dollars)
Pine sawtimber	$4.9	4.9
Pine pulpwood	.8	1.3
Hardwood sawtimber	.1	.1
Hardwood pulpwood	.3	.2
Oil and gas lease rentals	.5	.4
Oil and gas royalties (net)	.4	.3
Hunting leases	.5	.5

Sales volume (thousands of tons)
Pine sawtimber	166.6	143.2
Pine pulpwood	77.2	89.6
Hardwood sawtimber	4.6	1.9
Hardwood pulpwood	34.2	28.0

Sales price (per ton)
Pine sawtimber	$30	35
Pine pulpwood	10	15
Hardwood sawtimber	28	34
Hardwood pulpwood	8	9

Timberland
Net sales (millions of dollars)	$1.5	2.2
Sales volume (acres)	724	971
Sales price (per acre)	$2,100	2,300

Net sales decreased $1.2 million. Sales volumes of pine sawtimber increased 16 percent compared to 2008, but were offset by lower sales prices of $30 per ton, a 14 percent decrease from 2008’s sales prices. Sales of pine pulpwood decreased $.5 million due to a 14 percent lower harvest volume and a 33 percent decrease in the average per-ton sales price. The Company sold 724 acres of non-strategic hardwood bottomland at $2,100 per acre versus 971 acres at $2,300 per acre in 2008. The decrease in operating results was due primarily to the decrease in net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended June 30,
	2009	2008

Net sales (millions of dollars)
Lumber	$15.8	20.3
Residual by-products	4.1	4.3

Lumber
Finished production (MMBF)	61.8	66.3
Sales volume (MMBF)	66.1	70.2
Sales price (per MBF)	$240	289

Net sales decreased $5.3 million, or 20 percent, due to the lower lumber sales price and decreased sales volume. The Mills segment’s net sales decrease was partially offset by lower per-ton log costs combined with reduced direct manufacturing costs per MBF due to improved hourly production rates.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended June 30,
	2009	2008

Net sales (millions of dollars)
Residential lots	$.3	.5
Speculative home	.6	—
Chenal Country Club	2.1	2.3

Sales volume
Residential lots	5	7
Speculative home	1	—

Average sales price (thousands of dollars)
Residential lots	$53	72
Speculative home	556	—

Net sales increased $.1 million due to an increase in revenues from a speculative home sale, partially offset by a decrease in residential lot sales and revenues at Chenal Country Club. The decrease in the segment’s operating income was due primarily to a reduced margin from residential lot sales and lower operating income for Chenal Country Club.

Corporate

Operating expense for Corporate functions was $2.9 million in the second quarter of 2009 versus $3 million for the same period of 2008. The decrease was due to lower general and administrative expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $.1 million to $5 million. The increase was due to an increase in the volume of logs partially offset by a lower transfer price coming into Deltic sawmills from its fee timberlands. Transfer prices are approximately at market, which were higher in the same quarter last year.

Equity in Del-Tin Fiber

For the second quarter of 2009, Deltic’s equity in Del-Tin Fiber was $.8 million compared to $.7 million for the same period of 2008. The increase was due to lower wood fiber, resin glue, and wax costs, partially offset by a lower sales volume and per-unit sales price. Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended June 30,
	2009	2008

Net sales (millions of dollars)	$13.1	15.4
Finished production (MMSF)	26.0	30.3
Board sales (MMSF)	25.6	29.3
Sales price (per MSF)	$515	526

Income Taxes

The effective income tax rate was 33 percent for 2009 and 19 percent for 2008. The increase was primarily because of a lower federal tax rate in the second quarter of 2008 due to the TREE Act. The act expired in May 2009, and the Company estimates the act will be inconsequential to the financial results in 2009.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

In the following tables, Deltic’s net sales and results of operations are presented for the six months ended June 30, 2009 and 2008. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2009	2008

Net sales
Woodlands	$20.2	24.1
Mills	36.8	45.9
Real Estate	4.6	5.2
Eliminations	(9.6)	(11.8)

Net sales	$52.0	63.4

Operating income and net income/(loss)
Woodlands	$12.1	15.8
Mills	(5.5)	(5.0)
Real Estate	(1.4)	(.9)
Corporate	(5.8)	(6.5)
Eliminations	.9	(.2)

Operating income	.3	3.2
Equity in earnings of Del-Tin Fiber	1.6	1.4
Interest income	—	.2
Interest and other debt expense	(1.8)	(2.6)
Interest capitalized	.1	.3
Other income	.1	—
Income taxes	(.5)	(.4)

Net income/(loss)	$(.2)	2.1

Income/(Loss) per common share
Basic	$(.02)	.17
Diluted	$(.02)	.16

Consolidated

The $2.3 million decrease in net income is primarily due to decreased operating results from the Woodlands, Mills, and Real Estate segments, partially offset by reduced interest expense due to lower interest rates and by reduced intercompany profit eliminations in Mill inventory caused by lower stumpage prices.

Operating income decreased $2.9 million. The Woodlands segment decreased $3.7 million in-part because of a lower per-ton average price for pine sawtimber, lower harvest volume and per-ton sales price for pine pulpwood, and lower margin from sales of recreational-use hardwood bottomland, partially offset by increases in oil and gas lease rental and royalty income, income from well-site damages, and reduced depletion expense. The Mills segment declined $.5 million mainly because of a lower average unit sales price, which was partially offset by lower log costs and improved operating efficiencies. Real Estate operating loss increased $.5 million primarily as a result of fewer residential lot sales and lower operating income from Chenal Country Club. Corporate operating expense decreased $.7 million due to lower general and administrative expenses. The eliminations benefit of $1.1 million is due to the same reason affecting net income.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Six Months Ended June 30,
	2009	2008

Net sales (millions of dollars)
Pine sawtimber	$9.5	11.7
Pine pulpwood	1.8	2.9
Hardwood sawtimber	.2	.1
Hardwood pulpwood	.5	.5
Oil and gas lease rentals	1.0	.9
Oil and gas royalties (net)	.8	.6
Hunting leases	.9	.9

Sales volume (thousands of tons)
Pine sawtimber	322.1	323.6
Pine pulpwood	167.0	189.3
Hardwood sawtimber	8.0	4.2
Hardwood pulpwood	67.4	48.0

Sales price (per ton)
Pine sawtimber	$29	36
Pine pulpwood	11	15
Hardwood sawtimber	30	34
Hardwood pulpwood	8	11

Timberland
Net sales (millions of dollars)	$1.9	3.7
Sales volume (acres)	1,001	1,645
Sales price (per acre)	$1,900	2,200

Net sales decreased $3.9 million. The per-ton average sales price for pine sawtimber decreased 19 percent. The volume of pine pulpwood decreased 12 percent from 2008 levels and the per-ton average sales price decreased 27 percent. Oil and gas lease rental and royalty income increased $.3 million over 2008’s results. Income from well-site damages increased $.3 million from 2008. The Company sold approximately 1,001 acres of non-strategic hardwood bottomland at an average price of $1,900 per acre compared to 1,645 acres at $2,200 per acre in the same period of 2008. The decrease in operating results was due primarily to the same factors affecting net sales, except for cost of fee timber harvested, which was $.6 million lower in 2009 than in 2008 due to the mix of harvest by company.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Six Months Ended June 30,
	2009	2008

Net sales (millions of dollars)
Lumber	$28.1	35.2
Residual by-products	7.2	8.4

Lumber
Finished production (MMBF)	115.1	126.6
Sales volume (MMBF)	118.4	132.6
Sales price (per MBF)	$238	266

Net sales decreased $9.1 million due to the lower lumber price and sales volume. The average sales price decreased 11 percent from 2008, while sales volume also decreased 11 percent. Total operating income declined $.5 million due to the factors impacting net sales, partially offset by lower per-ton log cost and by improved operating efficiencies, which resulted in lower unit direct manufacturing cost.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Six Months Ended June 30,
	2009	2008

Net sales (millions of dollars)
Residential lots	$.3	1.0
Speculative home	.6	—
Chenal Country Club	3.6	3.9

Sales volume
Residential lots	5	14
Speculative home	1	—

Average sales price (thousands of dollars)
Residential lots	$53	70
Speculative home	556	—

Net sales decreased $.6 million due to fewer residential lot sales at a lower average sales price per lot and to decreased sales at Chenal Country Club, partially offset by increased revenue for home sales. Operating income was lower due to the reduced net sales, partially offset by lower operating expenses.

Corporate

Operating expenses for Corporate functions were $5.8 million in 2009 compared to $6.5 million in 2008. The decrease in operating expense was due to lower general and administrative expenses, primarily employee incentive plan expense.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $2.2 million to $9.6 million. The decrease was due to a decrease in the transfer price of logs coming into Deltic’s sawmills from fee timberlands. Logs supplied by the Woodlands segment to the Company’s sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the first six months of 2009, equity in earnings of Del-Tin Fiber was $1.6 million, an increase of $.2 million from the same period last year. The increase is primarily due to lower raw material wood fiber and resin glue costs, partially offset by a lower sales volume and per-unit average sales price.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Six Months Ended June 30,
	2009	2008

Net sales (millions of dollars)	$27.1	31.4
Finished production (MMSF)	52.5	60.1
Board sales (MMSF)	52.4	59.4
Sales price (per MSF)	$516	529

Income Taxes

The effective income tax rate was 167 percent for the first six months ended June 30, 2009, and 17 percent for the same period of 2008. In 2008, Deltic recorded benefits related to the TREE Act that reduced the effective tax rate. In 2009, the Company determined there would be no benefits related to the TREE Act that expired in May of 2009. A one-time tax expense of $.3 million related to a current change in state tax law caused the increased current-period rate.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $5.5 million for the first six months of 2009 compared to $7.3 million for the same period in 2008. Changes in operating working capital, other than cash and cash equivalents, required cash of $.2 million and $.1 million in 2009 and 2008, respectively. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $6.8 million in the current-year six-month period and $10.5 million a year ago. Capital expenditures requiring cash, by segment, consisted of the following:

	Six Months Ended June 30,
	2009	2008
(Thousands of dollars)

Woodlands, including land exchanges	$4,744	4,698
Mills	1,394	4,120
Real Estate, including development expenditures	633	1,816
Corporate	42	94

Capital expenditures	$6,813	10,728
Non-cash land exchange	(36)	(249)

Capital expenditures requiring cash	$6,777	10,479

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations used cash of $.1 million in 2009 and $1.1 million in 2008. The Company has advanced to Del-Tin Fiber and has received repayments of $2.9 million through June 30, 2009. This compares to a net repayment of $.7 million for the same period of 2008. Funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges decreased $2.6 million in 2009 versus a $1.6 million increase in 2008. Deltic received proceeds from other investing activities of $.7 million in 2009 and 2008. Deltic had borrowings of $3.5 million and repayments of borrowings of $2.6 million in 2009 versus no activity in 2008. The Company had $1.1 million of treasury stock purchases in 2009 and none in 2008. Deltic paid dividends on common stock of $1.9 million during both 2009 and 2008. Proceeds from stock option exercises and related tax benefits in 2009 decreased $.6 million from 2008.

Financial Condition

Working capital totaled $5.5 million at June 30, 2009, and $4.8 million at December 31, 2008. Deltic’s working capital ratio at June 30, 2009, was 1.40 to 1, compared to 1.42 to 1 at the end of 2008. Cash and cash equivalents at the end of the second quarter of 2009 were $3.4 million compared to $2.4 million at the end of 2008. During the first six months of 2009, total indebtedness of the Company increased $.9 million. Deltic’s long-term debt, excluding current maturities, to stockholders’ equity ratio was .365 to 1 at June 30, 2009 and .356 to 1 at December 31, 2008.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company has an agreement with a group of banks which provides an unsecured and committed revolving credit facility totaling $300 million, inclusive of a $50 million letter of credit feature. The agreement will expire on September 9, 2012. As of June 30, 2009, $266 million was available in excess of borrowings outstanding under the facility. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. Therefore, the actual amount available for the Company to borrow is dependent upon the actual ratio values at the end of each reporting period. Deltic complied with all debt covenants at June 30, 2009.

The table below sets forth the covenants in the credit facility and the status with respect to these covenants as of June 30, 2009 and December 31, 2008.

	Covenants Requirements	Actual Ratios at June 30, 2009	Actual Ratios at December 31, 2008

Leverage ratio should be less than:	.65 to 1	.309 to 1	.307 to 1

Fixed charge coverage ratio should be greater than:	2.5 to 1	4.19 to 1	4.48 to 1

Minimum timber market value must be greater than 175% of total senior indebtedness	1.75 to 1	4.46 to 1	4.69 to 1

Based on management’s current operating projections, the Company believes it will remain in compliance with the debt covenants. However, depending on market conditions and the possibility of further economic deterioration, the Company may need to request amendments, or waivers for the covenants, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, or negotiate agreeable refinancing terms should it become needed.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Board announced a $25 million expansion of this program. As of June 30, 2009, the Company had expended $14.3 million under this program with the purchase of 363,462 shares at an average cost of $39.35 per share; 35,571 shares have been purchased in 2009 under this program. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which is repayable over five years in equal quarterly installments, beginning December 31, 2004, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($15.3 million at June 30, 2009) of Del-Tin’s obligations under its credit agreement.

The Company has adopted the provisions of FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” In accordance with FIN 45, initially Deltic estimated the fair value of its guarantee of Del-Tin Fiber’s credit agreement to be $3.5 million and included this non-cash amount in the Company’s March 31, 2005 Consolidated Balance Sheet as a long-term liability with an offsetting increase in the Company’s investment in Del-Tin Fiber. Deltic is reducing this liability systematically over the life of the credit agreement, as the Company is released from risk under the guarantee. As of June 30, 2009, Deltic’s remaining liability regarding the guarantee was $.2 million.

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

(Millions of dollars)	Total	During 2009	2010 to 2011	2012 to 2013	After 2013

Contractual cash payment obligations
Real estate development committed capital costs	$4.9	.4	4.5	—	—
Woodlands land acquisition and committed capital costs	1.5	1.5	—	—	—
Mills committed capital costs	.5	.5	—	—	—
Long-term debt	77.9	.6	2.2	35.1	40.0
Interest on debt*	19.8	1.7	5.8	5.1	7.2
Retirement plans	13.9	.5	2.3	2.7	8.4
Other postretirement benefits	5.4	.3	1.1	1.1	2.9
Unrecognized tax benefits	1.9	.3	1.2	.4	—
Other long-term liabilities	1.7	—	1.4	.3	—

	$127.5	5.8	18.5	44.7	58.5

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$15.3	.8	14.5	—	—
Timber cutting agreements	.6	.5	.1	—	—
Operating leases	—	—	—	—	—
Letters of credit	.5	—	.1	.3	.1

	$16.4	1.3	14.7	.3	.1

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 150,000 to 160,000 tons in the third quarter of 2009 and 550,000 to 575,000 tons for the year. Finished lumber sales volume will continue to be subject to market conditions, and is estimated at 60 to 70 million board feet for the third quarter and 225 to 245 million board feet for the year. Residential lot sales are projected to be two to six lots and 10 to 15 lots for the third quarter and the year, respectively. We are actively working with several potential buyers of commercial real estate in Chenal Valley. The actual closing of commercial sales is difficult to estimate because of the many factors involved.

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

Based on their evaluation as of June 30, 2009, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2008 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]

April 1 through April 30, 2009	—	—	—	$27,696,122

May 1 through May 31, 2009	—	—	—	$27,696,122

June 1 through June 30, 2009	—	—	—	$27,696,122

[1]

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. In December 2007 this plan was expanded by $25 million. There is no stated expiration date regarding this authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Deltic Timer Corporation (“Deltic” or “the Company”) was held on April 23, 2009. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, its Board of Directors consists of three classes who hold office for staggered terms of three years. Set forth below is a listing of the directors elected at the April 23, 2009 annual meeting, the results of such election and the names of directors whose term of office continued after the meeting.

Director	Votes For	Votes Withheld
Ray C. Dillon	11,072,221	104,572
Robert C. Nolan	11,036,869	139,924
Robert B. Tudor, III	11,107,327	69,466
Randolph C. Coley	(Term expires 2010)
R. Hunter Pierson, Jr.	(Term expires 2010)
J. Thurston Roach	(Term expires 2010)
Christoph Keller, III	(Term expires 2011)
David L. Lemmon	(Term expires 2011)
R. Madison Murphy	(Term expires 2011)

In addition to the election of three Class I directors at the April 23, 2009 annual meeting, stockholders were requested to ratify the prior appointment of KPMG LLP by the Board’s Audit Committee as Deltic’s independent auditors for 2009. Stockholders ratified the appointment of KPMG LLP by a vote of 11,093,459 shares in favor and 78,334 shares against or withheld.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit
18	Letter from Independent Registered Public Accounting Firm related to change in accounting principle.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date:	August 6, 2009	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date:	August 6, 2009	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date:	August 6, 2009	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)