Form 10-Q
period 2009-09-30
DELTIC TIMBER CORP
filed 2009-11-05
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of Common Stock, $.01 Par Value, outstanding at October 30, 2009, was 12,444,248.

TABLE OF CONTENTS - THIRD QUARTER 2009 FORM 10-Q REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited) September 30, 2009	December 31, 2008

Assets
Current assets
Cash and cash equivalents	$6,621	2,413
Trade accounts receivable, net of allowance for doubtful accounts of $65 and $60, respectively	5,014	2,991
Other receivables	4	58
Inventories	4,904	6,511
Prepaid expenses and other current assets	4,237	4,223

Total current assets	20,780	16,196

Investment in real estate held for development and sale	53,597	54,081
Investment in Del-Tin Fiber	10,350	8,962
Other investments and noncurrent receivables	2,427	5,710
Timber and timberlands - net	212,841	210,035
Property, plant, and equipment - net	34,648	38,657
Deferred charges and other assets	1,042	1,092

Total assets	$335,685	334,733

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$3,875	1,727
Current maturities of long-term debt	1,111	1,111
Accrued taxes other than income taxes	1,971	1,758
Income taxes payable	—	16
Deferred revenues and other accrued liabilities	8,402	6,777

Total current liabilities	15,359	11,389

Long-term debt, excluding current maturities	76,778	75,833
Deferred tax liabilities - net	4,332	4,758
Guarantee of indebtedness of Del-Tin Fiber	—	518
Other noncurrent liabilities	28,635	29,071
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	77,905	78,660
Retained earnings	151,951	155,683
Treasury stock	(12,762)	(14,400)
Accumulated other comprehensive loss	(6,641)	(6,907)

Total stockholders’ equity	210,581	213,164

Total liabilities and stockholders’ equity	$335,685	334,733

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$28,987	34,964	80,970	98,337

Costs and expenses
Cost of sales	21,754	24,636	60,408	70,714
Depreciation, amortization, and cost of fee timber harvested	3,179	3,327	9,871	10,488
General and administrative expenses	3,599	4,641	9,980	11,607

Total costs and expenses	28,532	32,604	80,259	92,809

Operating income	455	2,360	711	5,528

Equity in Del-Tin Fiber	522	679	2,157	2,071
Interest income	24	74	33	249
Interest and other debt expense	(890)	(1,230)	(2,718)	(3,805)
Interest capitalized	24	116	125	376
Other income/(expense)	(89)	32	41	79

Income before income taxes	46	2,031	349	4,498

Income taxes	157	552	(348)	141

Net income	$203	2,583	1	4,639

Earnings per common share
Basic	$.02	.21	—	.37
Diluted	$.02	.21	—	.37

Dividends per common share
Paid	$.075	.075	.225	.225
Declared	$.075	.075	.300	.300

Weighted average common shares outstanding (thousands)
Basic	12,323	12,370	12,314	12,337
Diluted	12,399	12,514	12,409	12,491

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2009	2008
		(Revised)

Operating activities
Net income	$1	4,639
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	9,871	10,488
Deferred income taxes	(670)	(862)
Real estate development expenditures	(596)	(4,039)
Real estate costs recovered upon sale	861	1,064
Timberland costs recovered upon sale	650	707
Equity in earnings of Del-Tin Fiber	(2,157)	(2,071)
Stock-based compensation expense	1,293	1,233
Net increase in liabilities for pension and other postretirement benefits	864	119
Net decrease in deferred compensation for stock-based liabilities	(556)	(65)
Decrease in operating working capital other than cash and cash equivalents	3,431	1,757
Other – changes in assets and liabilities	(791)	1,830

Net cash provided by operating activities	12,201	14,800

Investing activities
Capital expenditures, excluding real estate development	(9,707)	(12,369)
Net change in purchased stumpage inventory	220	83
Advances to Del-Tin Fiber	(3,704)	(4,406)
Repayments from Del-Tin Fiber	3,955	5,017
Net change in funds held by trustee	2,774	(1,426)
Other – net	869	955

Net cash required by investing activities	(5,593)	(12,146)

Financing activities
Proceeds from borrowings	8,500	2,500
Repayments of notes payable and long-term debt	(7,555)	—
Treasury stock purchases	(1,112)	(11)
Common stock dividends paid	(2,800)	(2,803)
Proceeds from stock option exercises	833	3,388
Excess tax benefit from stock-based compensation exercises	19	521
Other – net	(285)	(418)

Net cash provided/(required) by financing activities	(2,400)	3,177

Net increase in cash and cash equivalents	4,208	5,831
Cash and cash equivalents at January 1	2,413	10,673

Cash and cash equivalents at September 30	$6,621	16,504

Certain 2008 real estate development expenditure amounts have been revised to conform to the 2009 presentation.

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2009	2008

Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2009 and 2008	128	128

Capital in excess of par value
Balance at beginning of period	78,660	76,637
Exercise of stock options	(61)	409
Stock-based compensation expense	1,293	1,233
Restricted stock forfeitures	4	22
Restricted stock awards	(1,859)	(1,214)
Tax effect of stock awards	(132)	603

Balance at end of period	77,905	77,690

Retained earnings
Balance at beginning of period	155,683	155,299
Net income	1	4,639
Common stock dividends declared	(3,733)	(3,742)
Retirement benefits, measurement date transition, net of tax	—	(228)

Balance at end of period	151,951	155,968

Treasury stock
Balance at beginning of period – 412,177 and 425,622 shares, respectively	(14,400)	(12,385)
Shares purchased – 35,571 and 219 shares, respectively	(1,112)	(11)
Forfeited restricted stock – 123 and 417 shares, respectively	(4)	(22)
Shares issued for incentive plans – 78,240 and 143,981 shares, respectively	2,754	4,193

Balance at end of period – 369,631 and 282,317 shares, respectively	(12,762)	(8,225)

Accumulated other comprehensive loss
Balance at beginning of period	(6,907)	(1,593)
Change in other comprehensive income/(loss) net of tax	266	(30)

Balance at end of period	(6,641)	(1,623)

Total stockholders’ equity	$210,581	223,938

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2009	2008

Net income	$1	4,639

Other comprehensive income/(loss)
Items related to employee benefit plans:
Transition change in measurement date	—	18
Reclassification adjustment for gains/(losses) included in net income/(loss):
Amortization of prior service cost	38	38
Amortization of actuarial loss	548	43
Amortization of plan amendment	(149)	(149)
Income tax benefit/(expense) related to items of other comprehensive loss	(171)	20

Other comprehensive income/(loss)	266	(30)

Comprehensive income	$267	4,609

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

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which, in the opinion of management, are necessary to present fairly its financial position as of September 30, 2009, and the results of its operations and cash flows for the three months and nine months ended September 30, 2009 and 2008. The Company has evaluated subsequent events through November 5, 2009, the date the financial statements were issued. These consolidated financial statements are not necessarily indicative of results to be expected for the full year.

Recently Issued Accounting Pronouncements

On July 1, 2009, the FASB “Codification of U.S. GAAP,” (the “Codification”) became the sole source of authoritative non-governmental U.S. GAAP. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009. The Codification is not intended to change U.S. GAAP. The Codification will change the way companies reference U.S. GAAP in financial statements and in their accounting policies.

Effective January 1, 2009, certain unvested share-based payment awards (e.g. restricted stock) that contain nonforfeitable rights to dividends or dividend equivalents are to be included in the computation of Earnings Per Share (“EPS”) using the two-class method and requires a retrospective adjustment for all prior-period EPS data. This change to the calculation of EPS did not have a material impact on the Company’s consolidated financial statements. Additional information concerning EPS can be found in Note 14 – Earnings Per Common Share.

Effective for years ending after December 15, 2009, expanded disclosures about the assets of the Company’s pension and post-retirement benefit plans will be presented per the new guidance issued December 2008.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies (cont.)

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 165, “Subsequent Events,” now included in the FASB Codification Topic 855. Accounting Standards Codified (“ASC”) 855 is effective for periods ending after June 15, 2009, for the Company. This standard establishes the period after the balance sheet during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that should be made. The newly codified rule requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued.

In April 2009, new guidance was issued that required disclosures about fair value of financial instruments during interim reporting periods for publicly traded companies as well as in annual financial statements. This guidance was effective for reporting periods ending after June 15, 2009. Additional information concerning the Company’s fair value of financial instruments can be found in Note 13 – Fair Value Measure.

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2009	Dec. 31, 2008

Logs	$1,226	2,264
Lumber	3,192	3,938
Materials and supplies	486	309

	$4,904	6,511

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2009	Dec. 31, 2008

Short-term deferred tax assets	$2,125	2,031
Refundable income taxes	1,108	1,543
Prepaid expenses	660	239
Other current assets	344	410

	$4,237	4,223

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

On August 24, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber, which included both a five-ear term loan and a long-term bond obligation. In connection with the bond obligation, Del-Tin has issued a letter of credit in support of the bond obligation and both Deltic and the other joint venture partner agreed to guarantee Del-Tin’s performance under the letter of credit at inception. The Company’s guarantee under the letter of credit expires on August 31, 2011. In connection with the issuance of our original guarantee of the letter of credit, the fair value of the guarantee was determined to be de minimus. In reviewing the payment/performance risk associated with this guarantee, Deltic continues to consider the risk minimal based on Del-Tin’s balance sheet, past performance, and length of time remaining on the guarantee.

The Company’s guarantee of the $30,000,000, five-year term loan expired in September of 2009. The Company had previously estimated the fair value of this guarantee to be $3,450,000 at inception. The fair value was amortized over the life of the guarantee and was zero as of September 30, 2009. During the current quarter, the outstanding loan amount was also repaid by Del-Tin Fiber.

At September 30, 2009, and December 31, 2008, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $16,724,000, and $16,854,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin. The equity in earnings of Del-Tin recognized by the Company exceeds its ownership percentage of Del-Tin’s earnings because the difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary.

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations consisted of the following:

Condensed Balance Sheet Information

(Thousands of dollars)	Sept. 30, 2009	Jan. 3, 2009

Current assets	$9,319	8,290
Property, plant, and equipment - net	76,537	79,195
Other noncurrent assets	73	130

Total assets	$85,929	87,615

Current liabilities	$2,782	6,983
Long-term debt	29,000	29,000
Members’ capital	54,147	51,632

Total liabilities and members’ capital	$85,929	87,615

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber (cont.)

Condensed Income Statement Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2009	2008	2009	2008

Net sales	$12,313	16,563	39,376	48,011

Costs and expenses
Cost of sales	9,606	13,246	30,147	37,826
Depreciation	1,124	1,339	3,452	4,035
General and administrative expenses	513	579	1,579	1,786

Total costs and expenses	11,243	15,164	35,178	43,647

Operating income	1,070	1,399	4,198	4,364
Interest income	29	9	81	27
Interest and other debt expense	(312)	(461)	(913)	(1,431)
Other loss	(77)	—	(83)	(28)

Net income	$710	947	3,283	2,932

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2009	Dec. 31, 2008

Purchased stumpage inventory	$2,051	2,277
Timberlands	85,194	83,816
Fee timber	213,327	207,357
Logging facilities	2,293	2,147

	302,865	295,597

Less accumulated cost of fee timber harvested and facilities depreciation	(93,234)	(89,422)

Strategic timber and timberlands	209,631	206,175
Non-strategic timber and timberlands	3,210	3,860

	$212,841	210,035

In 1999, the Company initiated a program to identify non-strategic timberlands for possible sale. As of September 30, 2009 and December 31, 2008, approximately 8,350 and 10,000 acres of non-strategic timberlands were available for sale, respectively. Included in the Woodlands operating income are gains from sales of non-strategic hardwood bottomland of $813,000 and $200,000 for the three months, ended September 30, 2009 and 2008, respectively; and $2,347,000 and $3,213,000 for the nine months ended September 30, 2009 and 2008, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2009	Dec. 31, 2008

Land	$125	125
Land improvements	5,245	5,194
Buildings and structures	10,802	10,722
Machinery and equipment	96,448	95,226

	112,620	111,267
Less accumulated depreciation	(77,972)	(72,610)

	$34,648	38,657

Note 7 – Income Taxes

The Company’s total tax provision for the three months and nine months ended September 30, 2009, differs from the amount that would ordinarily be obtained by applying federal and state statutory rates to income before income taxes due to prior year accrual to actual return differences and other items including permanent differences related to oil and gas depletion deductions. In addition, a state tax provision of $345,000 created by current year changes in state tax law affected the nine months ended September 30, 2009.

The following table provides a reconciliation of the Company’s income tax expense (benefit) at the statutory U.S. federal rate to the actual income tax expense (benefit) for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2009	2008	2009	2008

U.S. Federal income tax using statutory tax rate	$16	711	123	1,574
State tax, net of federal tax benefit	(41)	56	45	343
Tax effects resulting from:
Change in state tax law	—	—	345	—
Tax rate changes on timber gains	—	(268)	16	(911)
Recognition of state NOL carry forward available to offset FIN 48 liabilities	—	(1,293)	—	(1,293)
Tax return true-up	(16)	230	(16)	230
Percentage depletion carry forward	(27)	—	(77)	—
Recognition of Work Opportunity Tax Credit	(24)	—	(24)	—
Other	(65)	12	(64)	(84)

Income tax provision/(benefit) as reported	$(157)	(552)	348	(141)

The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the nine months ended September 30, 2009, the Company reversed $8,700 in interest expense from these items. The Company had approximately $15,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at September 30, 2009. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $1,562,000 would benefit the effective rate.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Income Taxes (cont.)

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2006.

Note 8 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2009	Dec. 31, 2008

Deferred revenues – current	$4,254	3,661
Vacation accrual	993	915
Deferred compensation	716	1,398
Dividend payable	933	—
All other current liabilities	1,506	803

	$8,402	6,777

Note 9 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2009	Dec. 31, 2008

Accumulated postretirement benefit obligation	$8,989	8,691
Excess retirement plan	3,456	3,411
Accrued pension liability	11,130	11,129
Deferred revenue – long-term portion	1,801	3,009
FIN 48 liability	1,675	1,315
All other noncurrent payables	1,584	1,516

	$28,635	29,071

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2009	2008	2009	2008

Funded qualified retirement plan
Service cost	$277	232	830	696
Interest cost	396	351	1,189	1,053
Expected return on plan assets	(297)	(374)	(893)	(1,122)
Amortization of prior service cost	15	15	46	45
Amortization of actuarial loss	171	—	514	—

Net retirement expense	$562	224	1,686	672

Unfunded nonqualified retirement plan
Service cost	$28	26	84	78
Interest cost	49	46	148	138
Amortization of prior service cost	(2)	(3)	(8)	(9)
Amortization of actuarial loss	11	6	34	18

Net retirement expense	$86	75	258	225

Other postretirement benefits
Service cost	$81	69	243	207
Interest cost	119	122	358	366
Amortization of plan amendment	(50)	(50)	(149)	(150)
Amortization of actuarial loss	—	9	—	27

Other postretirement benefits expense	$150	150	452	450

The Company made contributions to its qualified plan of $1,125,000 during the first nine months of 2009.

Note 11 – Stock-Based Compensation

The Consolidated Statement of Income for the three and nine months ended September 30, 2009, included $438,000 and $1,293,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the three and nine month periods ended September 30, 2008, the amounts were $406,000 and $1,233,000, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (cont.)

Stock Options – A summary of stock options as of September 30, 2009, and changes during the nine-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2009	165,714	$42.56

Granted	38,281	34.41
Exercised	(25,903)	32.17
Forfeited/expired	(159)	42.20

Outstanding at Sept. 30, 2009	177,933	$42.32	6.6	$1,191

Exercisable at Sept. 30, 2009	94,843	$40.45	5.0	$757

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at September 30, 2009, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock.

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of September 30, 2009, and changes during the nine-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2009	65,199	$50.43

Granted	22,121	34.41
Vested	(15,795)	44.07
Forfeited	(57)	41.85

Nonvested at September 30, 2009	71,468	$46.88

As of September 30, 2009, there was $1,531,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.0 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (cont.)

Performance Units – A summary of nonvested restricted stock performance units as of September 30, 2009, and changes during the nine months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2009	46,495	$51.50

Granted	16,040	43.48
Vested	(15,023)	44.07
Forfeited	(66)	48.03

Nonvested at September 30, 2009	47,446	$51.15

As of September 30, 2009, there was $1,160,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Note 12 – Contingencies

At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

Note 13 – Fair Value Measurement

Fair value measurement and disclosure, which was adopted January 1, 2008, became effective for non-financial assets and non-financial liabilities on January 1, 2009. FASB’s standard specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Fair Value Measurement (cont.)

The fair value measurements for the Company’s assets and liabilities accounted for at fair value September 30, 2009 are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	Sept. 30, 2009	Quoted Prices in Active Markets for Identical Assets (Liabilities) Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)		Level 1	Level 2	Level 3

Liabilities
Nonqualified employee savings plan	$650	650	—	—

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at September 30, 2009. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in the current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	September 30, 2009
	Carrying Amount	Estimated Fair Value
(Thousands of dollars)

Financial liabilities
Long-term debt, including
Current maturities	$77,889	96,989

Long-term debt, including current maturities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share amounts)	2009	2008	2009	2008

Net income	$203	2,583	1	4,639

Weighted average number of common shares used in basic EPS	12,323	12,370	12,314	12,337
Potentially dilutive shares	76	144	95	154

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,399	12,514	12,409	12,491

Earnings per common share
Basic	$.02	.21	—	.37
Assuming dilution	$.02	.21	—	.37

Options to purchase shares which were outstanding but not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares were 78,447 and zero for the three months ended September 30, 2009 and 2008, respectively, and 98,298 and 10,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

(Thousands of dollars)	As Originally Reported	Adjustments	As Revised

Cash flows from operating activities:
Real estate development expenditures	$—	(4,039)	(4,039)

Net cash provided by operating activities	18,839	(4,039)	14,800

Cash flows from investing activities:
Capital expenditures	(16,408)	4,039	(12,369)

Net cash required by investing activities	$(16,185)	4,039	(12,146)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Supplemental Cash Flow Disclosures (cont.)

Income tax payments of $424,000 and $203,000 were made for the nine months ended September 30, 2009 and 2008, respectively. Interest paid was $1,893,000 and $2,502,000 during the first nine months of 2009 and 2008, respectively. Non-cash activity includes land exchanges of $35,000 and $249,000 in the nine months ended September 30, 2009 and 2008, respectively.

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Nine Months Ended September 30,
(Thousands of dollars)	2009	2008

Trade accounts receivable	$(2,023)	(1,655)
Other receivables	54	(29)
Inventories	1,607	1,352
Prepaid expenses and other current assets	91	(845)
Trade accounts payable	2,148	1,707
Accrued taxes other than income taxes	213	150
Deferred revenues and other accrued liabilities	1,341	1,077

	$3,431	1,757

Note 16 – Derivative Instruments and Hedging Activities

The Company is exposed to certain risks in the normal course of its business operations. One risk is the cash flow risk associated with interest payments related to variable rate debt. At times, this risk is managed using a type of derivative known as an interest rate swap, but only if the Company believes there is a high probability that changes in the value of the hedging instrument will offset corresponding changes in the underlying exposure. Such derivatives are issued only for the purpose of hedging risks, not for speculation. The Company had no open positions during the periods ending September 30, 2009 and 2008 requiring hedge or derivative accounting treatment.

Note 17 – Dissolution of Subsidiary

On March 23, 2009, the Board of Directors of Deltic Real Estate Investment Company, (“DREIC”), adopted a plan of dissolution for DREIC. On April 6, 2009, at a special meeting of the shareholders of DREIC, the proposed plan of dissolution was approved. The dissolution was completed in the second quarter of 2009. Due to changes in Deltic’s operating environment and evolving business strategies to meet those changes, the operations of DREIC were never fully implemented as originally planned at its inception. All financing of DREIC was internally generated through intercompany loans and DREIC had no external financing. All external financing for real estate development is obtained through Deltic Timber Corporation. Because of this, the dissolution of DREIC had no significant impact on operations, liquidity, or cash flows. The dissolution of DREIC did not result in the liquidation of assets to external parties, nor did it trigger an additional impairment analysis.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2009	2008	2009	2008

Net sales
Woodlands	$8,884	8,887	29,082	33,015
Mills	21,631	27,344	58,447	73,189
Real Estate	2,238	2,999	6,865	8,209
Eliminations*	(3,766)	(4,266)	(13,424)	(16,076)

	$28,987	34,964	80,970	98,337

Income/(loss) before income taxes
Operating income/(loss)
Woodlands	$4,568	5,138	16,705	20,915
Mills	62	1,815	(5,438)	(3,165)
Real Estate	(717)	(519)	(2,194)	(1,429)
Corporate	(3,366)	(4,443)	(9,203)	(10,905)
Eliminations	(92)	369	841	112

Operating income	455	2,360	711	5,528
Equity in Del-Tin Fiber	522	679	2,157	2,071
Interest income	24	74	33	249
Interest and other debt expense	(890)	(1,230)	(2,718)	(3,805)
Interest capitalized	24	116	125	376
Other income/(expense)	(89)	32	41	79

	$46	2,031	349	4,498

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,345	1,385	4,042	4,691
Mills	1,700	1,780	5,398	5,297
Real Estate	113	142	366	437
Corporate	21	20	65	63

	$3,179	3,327	9,871	10,488

Capital expenditures
Woodlands	$2,780	1,258	7,524	5,956
Mills	664	2,029	2,058	6,149
Real Estate	74	2,634	707	4,450
Corporate	8	8	50	102

	$3,526	5,929	10,339	16,657

*	Primarily intersegment sales of timber from Woodlands to Mills.

Note 19 – Subsequent Event

On October 16, 2009, the Company purchased pine timberland in its operating region using cash on hand and $9,000,000 in borrowings under its revolving credit agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded net income of $.2 million for the third quarter of 2009, compared to income of $2.5 million for the same period of 2008. Serving as the Company’s core operation, the Woodland’s segment provided operating income of $4.6 million during the third quarter of 2009, a decrease from $5.1 million in the third quarter of 2008. Deltic’s Mills segment reported operating income in the third quarter of 2009 of $.1 million compared to $1.8 million in the third quarter of 2008, the decrease is due to lower average lumber sales prices and volumes. The Real Estate segment recorded a loss of $.8 million in the current-year quarter compared to a loss of $.5 million for the corresponding period of 2008. Deltic owns a 50 percent interest in Del-Tin Fiber L.L.C. and recorded related equity income of $.6 million for the third quarter of 2009, a decrease from $.7 million for the same quarter of 2008.

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors including general economic conditions, interest rates, credit availability and associated costs, imports, foreign exchange rates, housing starts, levels of new and existing homes held for sale, mortgage foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. Recent unusually heavy rains have impacted logging conditions in the Company’s operating region and have had a negative effect on the third quarter harvest, as well as logs supplied to Company mills from other sources, and this situation has continued into the fourth quarter. Reductions in housing starts seem to have leveled out, but the recovery is expected to be flat until home inventory levels are reduced further and the overall economy shows signs of being able to sustain growth. In addition, uncertainties in the U.S. financial sector continue to negatively impact the housing and residential development sector. The mills have continued to limit production to match demand, while closely monitoring costs and increasing operating efficiencies. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its lumber products.

For the third quarter of 2009, both the pine sawtimber harvest volume and average sales price per ton declined seven percent when compared to the third quarter of 2008. In the current period, the pine sawtimber harvest decreased 10,167 tons to 137,269 tons and the average sales price decreased $2 per ton to $27 per ton versus the third quarter 2008 amounts. The change in harvest volume was due to wet weather conditions while the price was affected by reduced demand. Since Deltic follows best management practices and guidelines from the Sustainable Forestry Initiative and Arkansas Forestry Association when harvesting timber, fourth quarter harvest levels may be affected by the unusually wet weather currently occurring in our region. The Company harvested 79,914 tons of pine pulpwood during the third quarter of 2009, a decrease of 4,224 tons from the same period of 2008. The average sales price was $10 per ton, a 23 percent decrease from $13 per ton for the third quarter 2008. Pulpwood volumes and price have been affected by logging conditions and decreased fiber requirements by area papermills. Sales of non-strategic hardwood bottomland were approximately 649 acres at an average price of $1,682 per acre, yielding a net margin of $.8 million during the third quarter of 2009. This compares to sales of approximately 185 acres at an average price of $1,469 per acre, which provided a net margin of $.2 million for the same period of 2008. The Woodlands segment reported hunting lease income of $.5 million in the third quarter of 2009 and $.4 million in the third quarter of 2008. Because of the low historical cost basis in its timber and timberlands, the Woodlands segment is generating positive margins on current sales activities and management does not expect this to change in the future.

Deltic currently has under lease approximately 31,500 net mineral acres in the area known as the “Fayetteville Shale Play,” an unconventional natural gas reservoir in the state of Arkansas that is currently being developed. The Company received gas royalties from the defined Fayetteville Shale Play area of approximately $119,000 per month during the third quarter of 2009 compared to $132,000 per month during the same period of 2008. Although natural gas prices have declined from a year ago, this has been somewhat offset by higher volumes due to the increased number of producing wells. Total oil and gas royalty income, including the gas royalty from the Fayetteville Shale Play, was $.4 million and $.5 million for the third quarters of 2009 and 2008, respectively. Oil and gas lease rental income was $.5 million for the third quarters of 2009 and 2008.

The Mills segment continues to experience negative market pressures caused by a slump in the overall new housing market. Even though the segment has benefited from lower log stumpage prices in its operating region, current quarter results have declined from a year ago. The third quarter of 2009 had income of $.1 million compared to income of $1.8 million in the third quarter of 2008. The average sales price was $261 per MBF in the third quarter of 2009, a 15 percent decrease from the third quarter 2008 average sales price of $307 per MBF. The current quarter of 2009’s lumber sales volume decreased 5.3 million board feet to 64.1 million board feet from the same quarter of 2008. During the current quarter, Deltic’s sawmills continued to improve hourly production rates and other operating efficiencies. The Company will continue to manage controllable costs and operate its mills on reduced schedules to balance production with market demand. In addition, the Mills may be impacted by reduced log supply due to the wet weather conditions in its operating region.

The Real Estate segment closed four residential lot sales during the third quarter of 2009, a reduction of seven lots when compared to the same quarter of 2008. The average sales price per lot declined $11,000 when compared to the same quarter a year ago due to the mix of lots sold. Deltic lot offerings are designed to provide for lot availability in many price ranges to fulfill the planned community program. The Company plans to offer 42 lots in the fourth quarter of this year to maintain planned lot inventory mix. Even though there has been no commercial real estate sales in 2009 or 2008, interest remains high. Commercially zoned acreage in and around “The Promenade at Chenal,” an upscale shopping center within Chenal Valley, continues to be a focus of commercial interest despite uncertainties in the economy and financial sector. Due to the nature of commercial real estate sales, they are less predictable than residential activity, especially under current market and economic conditions that can impact the timing of potential sales transactions.

Operating results for Del-Tin Fiber are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. The MDF market continued to weaken in the third quarter leading to lower prices and demand. The Company’s share of Del-Tin’s operating income decreased by $.1 million to $.6 million in the third quarter of 2009, when compared to 2008. The demand for thin board, used in laminate flooring, softened in the third quarter and Del-Tin was forced to realign its product mix to meet this change. The decreased percentage of thin board negatively affected the average sale price of MDF sold in the third quarter. Operations could also be affected by wood fiber supply in the fourth quarter of 2009 due to lower chip supplies from area sawmills as they have curtailed production due to reduced log supply.

In May of 2008, the TREE Act was enacted to provide a reduced federal tax rate on timber gains. Under the provisions of this act, gains on qualified timber sales had the potential to be taxed at a 15 percent alternate rate for corporations. This provision was adopted for one year and expired on May 23, 2009. Deltic reported the effects of the act in the third quarter of 2008. Due to the lack of taxable income for Deltic in 2008, the effects of this act were removed in the fourth quarter of 2008. Deltic has projected the effects of this act to be inconsequential for 2009 and the act had only an immaterial effect on the current quarter or the year-to-date effective tax rate.

Results of Operations

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended September 30, 2009 and 2008. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended Sept. 30,
(Millions of dollars, except per share amounts)	2009	2008

Net sales
Woodlands	$8.9	8.9
Mills	21.6	27.3
Real Estate	2.3	3.0
Eliminations	(3.8)	(4.3)

Net sales	$29.0	34.9

Operating income/(loss) and net income
Woodlands	$4.6	5.1
Mills	.1	1.8
Real Estate	(.8)	(.5)
Corporate	(3.4)	(4.4)
Eliminations	(.1)	.3

Operating income	.4	2.3
Equity in earnings of Del-Tin Fiber	.6	.7
Interest income	—	—
Interest and other debt expense	(.9)	(1.2)
Interest capitalized	—	.1
Other income	(.1)	.1
Income taxes	.2	.5

Net income	$.2	2.5

Earnings per common share
Basic	$.02	.21
Diluted	$.02	.21

Consolidated

The $2.3 million decrease in net income is largely due to lower financial results for the Woodlands and Mills operating segments, partially offset by reduced Corporate expense.

Operating income decreased $1.9 million. The Woodlands segment decreased $.5 million mainly because of lower pine sawtimber and pulpwood harvest volumes and average per-ton sales prices, partially offset by increased sales of recreational-use hardwood bottomland. The Mills segment’s operating income decreased $1.7 million due to a lower per-unit average sales price and reduced sales volume, partially offset by lower log cost and improved operating efficiencies. The increase in operating loss from Real Estate operations was mainly due to reduced residential sales margins. The improvement in the Corporate segment was due to no acquisition-related professional fees in 2009’s current period.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended Sept. 30,
	2009	2008

Net sales (millions of dollars)
Pine sawtimber	$3.7	4.2
Pine pulpwood	.8	1.1
Hardwood sawtimber	.4	.1
Hardwood pulpwood	.4	.3
Oil and gas lease rentals	.5	.5
Oil and gas royalties (net)	.5	.5
Hunting leases	.5	.4

Sales volume (thousands of tons)
Pine sawtimber	137.3	147.4
Pine pulpwood	79.9	84.1
Hardwood sawtimber	11.1	2.7
Hardwood pulpwood	46.1	26.6

Sales price (per ton)
Pine sawtimber	$27	29
Pine pulpwood	10	13
Hardwood sawtimber	32	35
Hardwood pulpwood	9	10

Timberland
Net sales (millions of dollars)	$1.1	.3
Sales volume (acres)	649	185
Sales price (per acre)	$1,682	1,469

Net sales totaled $8.9 million in 2009 and 2008. Sales volumes of pine sawtimber decreased seven percent compared to 2008, and the per-ton sales price decreased by $2 per ton, or seven percent, from 2008’s sales prices. Sales of pine pulpwood decreased $.3 million due to a five percent lower harvest volume and a 23 percent decrease in the average per-ton sales price. Hardwood sawtimber revenues increased $.3 million over 2008’s third quarter. Revenues from hauling stumpage to other mills increased $.3 million when compared to the third quarter of 2008. The Company sold 649 acres of non-strategic hardwood bottomland at $1,682 per acre versus 185 acres at $1,469 per acre in 2008. The decrease in operating results was due primarily to reduced revenues from pine timber products, partially offset by increased margins on sales of timberland.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended Sept. 30,
	2009	2008

Net sales (millions of dollars)
Lumber	$16.7	21.3
Residual by-products	4.0	4.6

Lumber
Finished production (MMBF)	63.5	67.9
Sales volume (MMBF)	64.1	69.4
Sales price (per MBF)	$261	307

Net sales decreased $5.7 million, or 21 percent, due to the lower lumber sales price and decreased sales volume. The Mills segment’s net sales decrease was partially offset by lower per-ton log costs combined with reduced direct manufacturing costs per MBF sold due to improved hourly production rates and operating efficiencies.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended Sept. 30,
	2009	2008

Net sales (millions of dollars)
Residential lots	$.3	.8
Chenal Country Club	1.9	2.0

Sales volume
Residential lots	4	11

Average sales price (thousands of dollars)
Residential lots	$63	74

Net sales decreased $.7 million due to a decrease in revenues from residential lot sales and revenues at Chenal Country Club. The decrease in the segment’s operating income was due primarily to a reduced margin from residential lot sales and lower operating income for Chenal Country Club.

Corporate

Operating expense for Corporate functions was $3.4 million in the third quarter of 2009 versus $4.4 million for the same period of 2008. The decrease was due to lower professional fees associated with expensing of certain acquisition-related costs in the third quarter 2008.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $.5 million to $3.8 million. The decrease was due to a lower transfer price and volume coming into Deltic sawmills from its fee timberlands. Transfer prices are approximately at market, which were higher in the same quarter last year.

Equity in Del-Tin Fiber

For the third quarter of 2009, Deltic’s equity in Del-Tin Fiber was $.6 million compared to $.7 million for the same period of 2008. The decrease was due to lower sales volumes and per-unit sales prices, partially offset by lower wood fiber, resin glue, and wax costs. Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended Sept. 30,
	2009	2008

Net sales (millions of dollars)	$12.3	16.6
Finished production (MMSF)	25.1	30.9
Board sales (MMSF)	24.9	29.7
Sales price (per MSF)	$495	558

Income Taxes

The expected income tax expense for the three months ended September 30, 2009 was offset by certain benefits from reconciliation of the 2008 tax returns to the financial income tax accrual for 2008 and other permanent deductions occurring in the period. The expected income tax expense for the three months ended September 30, 2008 was offset by benefits related to statutory income tax rate on timber capital gains, a discrete tax item related to the expiration of the statute of limitations on a state return, and other adjustments from the 2007 return to accrual reconciliation.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

In the following tables, Deltic’s net sales and results of operations are presented for the nine months ended September 30, 2009 and 2008. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Nine Months Ended Sept. 30,
(Millions of dollars, except per share amounts)	2009	2008

Net sales
Woodlands	$29.1	33.0
Mills	58.4	73.2
Real Estate	6.9	8.2
Eliminations	(13.4)	(16.1)

Net sales	$81.0	98.3

Operating income and net income/(loss)
Woodlands	$16.7	20.9
Mills	(5.4)	(3.2)
Real Estate	(2.2)	(1.4)
Corporate	(9.2)	(10.9)
Eliminations	.8	.1

Operating income	.7	5.5
Equity in earnings of Del-Tin Fiber	2.2	2.1
Interest income	—	.2
Interest and other debt expense	(2.7)	(3.8)
Interest capitalized	.1	.4
Other income	—	.1
Income taxes	(.3)	.1

Net income/(loss)	$—	4.6

Earnings per common share
Basic	$—	.37
Diluted	$—	.37

Consolidated

The $4.6 million decrease in net income is primarily due to decreased operating results from the Woodlands, Mills, and Real Estate segments, partially offset by reduced Corporate general and administrative expenses, by interest expense due to lower interest rates, and by reduced intercompany profit eliminations in Mill inventory caused by reduced intercompany inventory and lower stumpage prices.

Operating income decreased $4.8 million. The Woodlands segment decreased $4.2 million mainly because of lower harvest volumes and per-ton average prices for pine sawtimber and pine pulpwood, and a lower margin from sales of recreational-use hardwood bottomland, partially offset by increases in hardwood sawtimber and pulpwood revenues, oil and gas lease rental and royalty income, income from well-site damages, and reduced cost of fee timber harvested. The Mills segment declined $2.2 million mainly because of a lower average unit sales price and sales volume, which was partially offset by lower log costs and the benefit of improved operating efficiencies. The Real Estate operating loss increased $.8 million primarily a result of fewer residential lot sales and lower operating income from Chenal Country Club. Corporate general and administrative expense decreased $1.7 million due to lower professional fees and incentive plan expense.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Nine Months Ended Sept. 30,
	2009	2008

Net sales (millions of dollars)
Pine sawtimber	$13.2	15.9
Pine pulpwood	2.6	4.0
Hardwood sawtimber	.6	.2
Hardwood pulpwood	.9	.8
Oil and gas lease rentals	1.5	1.5
Oil and gas royalties (net)	1.3	1.1
Hunting leases	1.4	1.3

Sales volume (thousands of tons)
Pine sawtimber	459.4	471.0
Pine pulpwood	246.9	273.5
Hardwood sawtimber	19.1	6.9
Hardwood pulpwood	113.5	74.6

Sales price (per ton)
Pine sawtimber	$29	34
Pine pulpwood	10	15
Hardwood sawtimber	31	34
Hardwood pulpwood	8	11

Timberland
Net sales (millions of dollars)	$3.0	4.0
Sales volume (acres)	1,650	1,830
Sales price (per acre)	$1,828	2,159

Net sales decreased $3.9 million. The per-ton average sales price for pine sawtimber decreased 15 percent and the pine sawtimber harvest volume decreased two percent from 2008. The volume of pine pulpwood decreased 10 percent from 2008’s level and the per-ton average sales price decreased 33 percent. Hardwood sawtimber harvest volumes increased 12,177 tons from 6,909 tons in 2008, and there was an increase of 38,983 tons in hardwood pulpwood harvested. The average price per ton for both hardwood sawtimber and pulpwood decreased $3 from 2008. Oil and gas lease rental and royalty income increased $.2 million over 2008’s results. The Company sold approximately 1,650 acres of non-strategic hardwood bottomland at an average price of $1,828 per acre compared to 1,830 acres at $2,159 per acre in the same period of 2008. The decrease in operating results was due primarily to the same factors affecting net sales, except for cost of fee timber harvested, which was $.6 million lower in 2009 than in 2008 due to the reduced volume and the mix of harvest by company.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Nine Months Ended Sept. 30,
	2009	2008

Net sales (millions of dollars)
Lumber	$44.8	56.6
Residual by-products	11.1	13.0
Lumber
Finished production (MMBF)	178.6	194.5
Sales volume (MMBF)	182.5	202.1
Sales price (per MBF)	$246	280

Net sales decreased $14.8 million due to the lower lumber price and sales volume. The average sales price decreased 12 percent from 2008, while sales volume decreased 10 percent. Total operating loss increased $2.2 million due to the factors impacting net sales, partially offset by lower per-ton log cost and by the benefit of improved operating efficiencies, which resulted in lower unit direct manufacturing cost.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Nine Months Ended Sept. 30,
	2009	2008

Net sales (millions of dollars)
Residential lots	$.6	1.8
Speculative home	.6	—
Chenal Country Club	5.5	5.9

Sales volume
Residential lots	9	25
Speculative home	1	—

Average sales price (thousands of dollars)
Residential lots	$58	72
Speculative home	556	—

Net sales decreased $1.3 million due to fewer residential lot sales at a lower average sales price per lot and to decreased sales at Chenal Country Club, partially offset by increased revenue from home sales. Operating income was lower due to the reduced residential lot sales margins and operating margin at Chenal Country Club partially offset by lower operating expenses.

Corporate

Operating expenses for Corporate functions were $9.2 million in 2009 compared to $10.9 million in 2008. The decrease was due to lower general and administrative expenses, primarily reduced employee incentive plan expense and professional fees associated with expensing certain acquisitions-related costs in 2008.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $2.7 million to $13.4 million. The decrease was due to a decrease in the transfer price and volume of logs coming into Deltic’s sawmills from fee timberlands. Logs supplied by the Woodlands segment to the Company’s sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the first nine months of 2009, equity in earnings of Del-Tin Fiber was $2.2 million, an increase of $.1 million from the same period last year. The increase is primarily due to lower resin glue and wax costs, partially offset by lower per-unit average sales price, and sales volume.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Nine Months Ended Sept. 30,
	2009	2008

Net sales (millions of dollars)	$39.4	48.0
Finished production (MMSF)	77.6	91.0
Board sales (MMSF)	77.3	89.1
Sales price (per MSF)	$510	539

Income Taxes

The effective income tax rate for the nine months ended September 30, 2009 was impacted by a one-time tax expense of $.3 million related to a 2009 change in state tax law, which was partially offset by the reconciliation of the 2008 tax return to the financial tax accrual for 2008. For the nine months ended September 30, 2008, the Company’s tax rate benefited from the Tree Act that reduced the statutory income tax rate on certain timber capital gains, a discrete tax item related to the expiration of applicable statute of limitations on a state return, and other adjustments from the 2007 tax return/accrual reconciliation.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $12.2 million for the first nine months of 2009 compared to $14.8 million for the same period in 2008. Changes in operating working capital, other than cash and cash equivalents, provided cash of $3.4 million and $1.8 million in 2009 and 2008, respectively. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $10.3 million in the current-year nine-month period and $16.4 million a year ago. Capital expenditures requiring cash, by segment, consisted of the following:

	Nine Months Ended Sept. 30,
	2009	2008
(Thousands of dollars)

Woodlands, including land exchanges	$7,524	5,956
Mills	2,058	6,149
Real Estate, including development expenditures	707	4,450
Corporate	50	102

Capital expenditures	$10,339	16,657
Non-cash land exchange	(36)	(249)

Capital expenditures requiring cash	$10,303	16,408

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations provided cash of $.2 million in 2009 and $.1 million in 2008. The Company has received from Del-Tin Fiber net repayments of $.3 million through September 30, 2009. This compares to a net repayment of $.6 million for the same period of 2008. Funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges decreased $2.8 million in 2009 versus a $1.4 million increase in 2008. Deltic received proceeds from other investing activities of $.9 million in 2009 and $1 million in 2008. Deltic had borrowings of $8.5 million and repayments of borrowings of $7.6 million in 2009 versus borrowings of $2.5 million in 2008. The Company had $1.1 million of treasury stock purchases in 2009 and none in 2008. Deltic paid dividends on common stock of $2.8 million during both 2009 and 2008. Proceeds from stock option exercises and related tax benefits in 2009 decreased $3.1 million from 2008. Other financing activities required cash of $.3 million in 2009 versus $.4 million in 2008.

Financial Condition

Working capital totaled $5.4 million at September 30, 2009, and $4.8 million at December 31, 2008. Deltic’s working capital ratio at September 30, 2009, was 1.35 to 1, compared to 1.42 to 1 at the end of 2008. Cash and cash equivalents at the end of the third quarter of 2009 were $6.6 million compared to $2.4 million at the end of 2008. During the first nine months of 2009, total indebtedness of the Company increased $.9 million. Deltic’s long-term debt, excluding current maturities, to stockholders’ equity ratio was .365 to 1 at September 30, 2009 and .356 to 1 at December 31, 2008.

Liquidity

The primary sources of the Company’s liquidity are working capital, cash provided by operating activities, and access to outside financing. The Company has an agreement with a group of banks which provides an unsecured and committed revolving credit facility totaling $300 million, inclusive of a $50 million letter of credit feature. The agreement will expire on September 9, 2012. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. The actual amount available for the Company to borrow is dependent upon the actual ratio values at the end of each reporting period. At September 30, 2009, $34 million was outstanding under the credit facility leaving a potential availability of $266 million.

Subsequent to the balance sheet date, the Company borrowed a total of $15 million under its revolving credit facility. On October 9, 2009, Deltic borrowed $6 million used for the payment of property taxes and other expenses. On October 16, 2009, the Company purchased pine timberland in its operating region using cash on hand and $9 million in borrowings. After this transaction, there was approximately $251 million potential borrowing availability on the revolving credit facility. At September 30, 2009, and through the date of this filing, Deltic is in compliance with all debt covenants.

The table below sets forth the covenants in the credit facility and the status with respect to these covenants as of September 30, 2009 and December 31, 2008.

	Covenants Requirements	Actual Ratios at Sept. 30, 2009	Actual Ratios at December 31, 2008

Leverage ratio should be less than:	.65 to 1	.307 to 1	.307 to 1

Fixed charge coverage ratio should be greater than:	2.5 to 1	3.99 to 1	4.48 to 1

Minimum timber market value must be greater than 175% of total senior indebtedness, presented as a ratio:	1.75 to 1	4.39 to 1	4.69 to 1

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Board announced a $25 million expansion of this program. As of September 30, 2009, the Company had expended $14.3 million under this program with the purchase of 363,462 shares at an average cost of $39.35 per share; 35,571 shares have been purchased in 2009 under this program. In its two previously completed repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement with multiple lending institutions. Under the credit agreement, the lenders on September 1, 2004, issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas, and a term loan of $30 million payable over five years. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($14.5 million at September 30, 2009) of Del-Tin’s obligations under its credit agreement. At September 30, 2009, the $30 million, five-year term loan has been paid in full.

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

(Millions of dollars)	Total	During 2009	2010 to 2011	2012 to 2013	After 2013

Contractual cash payment obligations
Real estate development committed capital costs	$5.4	.7	2.4	2.3	—
Woodlands land acquisition and committed capital costs	16.6	16.6	—	—	—
Mills committed capital costs	.8	.8	—	—	—
Long-term debt	77.9	.6	2.2	35.1	40.0
Interest on debt*	19.8	1.7	5.8	5.1	7.2
Retirement plans	13.7	.2	2.3	2.7	8.5
Other postretirement benefits	5.2	.1	1.2	1.0	2.9
Unrecognized tax benefits	1.6	—	1.2	.4	—
Other long-term liabilities	2.3	—	1.9	.4	—

	$143.3	20.7	17.0	47.0	58.6

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$14.5	—	14.5	—	—
Timber cutting agreements	.3	.2	.1	—	—
Operating leases	—	—	—	—	—
Letters of credit	.5	—	.1	.4	—

	$15.3	.2	14.7	.4	—

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 66,000 to 91,000 tons in the fourth quarter of 2009 and 525,000 to 550,000 tons for the year. Finished lumber sales volume will continue to be subject to market conditions, and is estimated at 40 to 55 million board feet for the fourth quarter and 223 to 238 million board feet for the year. Residential lot sales are projected to be one to five lots and 10 to 15 lots for the fourth quarter and the year, respectively. We are actively working with several potential buyers of commercial real estate in Chenal Valley. The actual closing of commercial sales is difficult to estimate because of the many factors involved.

Certain statements contained in this report that are not historical in nature constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “intends,” “plans,” “estimates,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements reflect the Company’s current expectations and involve certain risks and uncertainties, including those disclosed elsewhere in this report. Therefore, actual results could differ materially from those included in such forward-looking statements.

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

Evaluation of Disclosure Controls and Procedures

Deltic Timber Corporation has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of September 30, 2009, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2008 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]

July 1 through July 31, 2009	—	—	—	$27,696,122

August 1 through August 31, 2009	—	—	—	$27,696,122

September 1 through September 30, 2009	—	—	—	$27,696,122

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

DELTIC TIMBER CORPORATION

Date:	November 5, 2009	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date:	November 5, 2009	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date:	November 5, 2009	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)