Form 10-K
period 2009-12-31
DELTIC TIMBER CORP
filed 2010-03-05
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2009, was $180,845,781. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 12, 2010, was 12,4542,811.

Documents incorporated by reference:

The Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 22, 2010.

TABLE OF CONTENTS - 2009 FORM 10-K REPORT

PART I

Item No. 1	Business

Introduction

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 448,600 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). Deltic is a calendar-year company for both financial and income tax reporting.

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

Deltic considers its timberlands to be the Company’s most valuable asset and the harvest of Company owned stumpage to be its most significant source of income. The Company’s timberlands consist primarily of Southern Pine forests, known in the industry as a type of “softwood.” The Company follows Sustainable Forest Initiative (“SFI”) Standards, which is a system that ensures social responsibility of forestland ownership. The timberlands are actively managed to maximize their long-term value and increased productivity through responsible harvest plans, a commitment to reforestation, careful road construction, and other best management practices. The timber harvested from Company timberlands is either converted to lumber in the Company’s sawmills or sold in the domestic market. The Woodlands’ stumpage which is supplied to the Company’s sawmills is transferred at prices that approximate market in its operating area. The Company continues to acquire timberland in its current operating area and since 1999, has implemented a program to identify non-strategic timberland and higher and better use lands for possible sale.

The Company’s two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high standards for production quality with safety being one of the highest priorities. In addition, each mill is strategically located near significant portions of the Company’s timberlands. The mills can produce a variety of lumber products, including dimension lumber, boards, and timbers. These lumber products are sold primarily to wholesale distributors, lumber treaters, large retailers, and truss manufacturers in the South and Midwest and are used mainly in residential construction, roof trusses, and laminated beams. Combined annual permitted capacity of the two mills at December 31, 2009, was 390 million board feet (“MMBF”). The Company’s total finished lumber production was 230 MMBF in 2009 compared to 246 MMBF in 2008 and 213 MMBF in 2007.

The Company’s real estate operations were started in 1985 to add value to higher and better use timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, a premier planned community consisting of 4,800 acres of residential and commercial properties. The property is being developed in stages, and real estate sales to-date have consisted primarily of residential lots, which are sold to builders or individuals, and commercial sites. In addition to Chenal Valley, Deltic has developed Chenal Downs, a 400-acre development located just outside Chenal Valley, and is developing Red Oak Ridge, an 800-acre development in Hot Springs, Arkansas.

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

Forest Products Industry

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors, including general economic conditions, interest rates, availability and costs of credit, imports, foreign exchange rates, housing starts, unsold new and existing home inventories, home foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, fuel cost, and weather conditions. The Mills segment has been affected by the decreased number of housing starts in the U.S., which in 2009 declined to its lowest level in 50 years. Several factors influencing the decrease were stricter lending practices and availability of credit brought about by the recent economic recession, mortgage loan defaults, and construction loan delinquencies that are causing lenders to tighten credit for new developments, new and existing home inventory levels, and future economic concerns with the U.S. economy and overall weakness in the banking industry. Consequently, the demand and pricing level for softwood lumber products have steadily declined for the past four years. Signs of an upward trend are emerging, but any recovery in demand and prices is expected to be gradual and over an extended period. Lumber prices have historically been, and will remain, volatile. Sawtimber prices have generally been more stable than lumber prices, but have seen price reductions due to the closure or curtailments of several mills in Deltic’s operating area.

The southern U.S., in which all of the Company’s operations are located, is a major timber and lumber producing region. There are an estimated 215 million acres of forestland in the region, of which approximately 41 percent are currently growing softwood. Unlike other major timber-producing areas in North America, most of this acreage is privately held. The estimated breakdown of ownership of softwood timberland in the southern U.S. is 87 percent private, six percent national forest, and seven percent other public. Although there can be no assurance, management anticipates that the southern U.S. timber resource will be subject to strong demand for the foreseeable future and also believes that the South will have a strategic advantage over other U.S. timber-producing regions due to regulatory, geographic, and other factors.

Woodlands

The Company owns approximately 448,600 acres of timberland, primarily in Arkansas and north Louisiana, stocked principally with Southern Pine. Management considers the timberlands to be Deltic’s most valuable asset and the harvest of this stumpage to be the Company’s most significant source of income.

The approximate breakdown of the Company’s timberland acreage at year-end 2009 consisted of the following:

Acres
Pine forest	170,000
Pine plantation	210,000
Hardwood forest	16,000
Other	52,600

Total	448,600

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

Timber Inventory. The Company’s estimated standing timber inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of pine inventory is subject to periodic adjustments based on sample cruises and actual volumes harvested. The hardwood inventory shown in the following table is only an approximation; therefore, the physical quantity of such timber may vary significantly from this approximation. Estimated inventory of standing timber as of December 31, 2009, consisted of the following:

Estimated Volume (Tons)
Pine timber
Sawtimber	12,068,000
Pulpwood	4,731,000

Hardwood timber
Sawtimber	1,576,000
Pulpwood	971,000

The Company’s pine sawtimber is either used in its sawmills or sold to third parties. Over the past several years, the annual harvest has been used primarily in the Company’s Mills segment. Products that can be manufactured from this resource include dimension lumber, boards, timbers, and decking, used primarily in residential construction. Deltic’s hardwood sawtimber is sold to third parties and is primarily used in the production of railroad ties, flooring, and pallets. Pulpwood consists of logs with a diameter of less than nine inches. Both pine and hardwood pulpwood are sold to third parties for use primarily in the manufacture of paper.

Timber Growth. Timber growth rate is an important variable for forest products companies since it ultimately determines how much timber can be harvested on a sustainable basis. A higher growth rate permits larger annual harvests as replacement timber regenerates. Growth rates vary depending on species, location, age, and forestry management practices. The growth rate, net of mortality, for Deltic’s Southern Pine timber averages five to six percent of standing inventory per annum. The Company considers a 30 to 35 year rotation optimal for most pine plantations.

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

Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, including higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. However, this process does not involve genetic engineering. The seedlings are planted in all-aged stands, or a site is completely replanted in the case of a final harvest of mature stands. The Company planted 10,350 acres in 2009 and 17,000 acres in 2008, primarily using seedlings grown from seeds produced at the Orchard facility, to reforest understocked tracts. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission’s Best Management Practices. In addition, the Company has been certified under the SFI program with regards to its timberland management practices.

The Company actively utilizes commercial thinning practices. Thinning operations consist of the selective removal of trees within a stand, usually a plantation, to improve overall productivity by enhancing the growth of the remaining trees while generating revenues.

The Company’s silviculture program is designed to control undesirable, competitive vegetation in its forests and to increase pine growth rates and reproduction. Deltic treated about 13,400 acres, 18,000 acres, and 13,400 acres under this program in 2009, 2008, and 2007, respectively.

Harvest Plans. Management views the timberlands as assets with substantial inherent value apart from the sawmills and intends to manage the timberlands on a basis that permits regeneration of the timberlands over time. The Company intends to continue to manage the timberlands on a sustainable-yield basis and has no plans to harvest timber on an ongoing basis at levels that would diminish its timber inventory. In 2009, the Company harvested 578,646 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest approximately 575,000 tons of pine sawtimber in 2010.

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

Access. Substantially all of the timberlands are accessible by a system of low impact and low maintenance roads. Deltic generally uses third-party road crews to conduct construction and maintenance of these roads, and the Company regularly exchanges access easements and cooperates with other area forest products companies, private landowners, and the U.S. Forest Service.

Wildlife Management. Deltic actively leases Company lands for hunting purposes and manages wildlife resources on Company property. The Company seeks to maintain healthy populations of a variety of species through the management of hunting clubs and interactions with state and federal agencies and the Arkansas Forestry Association. The Company leased approximately 439,000, 427,000, and 420,000 acres to hunting clubs in 2009, 2008, and 2007, respectively. For the years ended 2009, 2008, and 2007, the Company had hunting lease revenues totaling $1,893,000, $1,782,000, and $1,695,000, respectively.

Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provided harvest planning, silvicultural improvements, and maintenance work for approximately 67,800 acres in 2009.

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

Deltic formed an acquisition team to implement its timberland acquisition program. Lands considered for purchase are evaluated based on location, site index, timber stocking, and growth potential. Approximately 144,000 acres of strategically located pine timberlands have been added since the inception of the program. Individual land purchases have ranged from three acres to 21,700 acres.

Land Sales. In 1999, the Company initiated a program to identify for possible sale non-strategic timberlands and higher and better use lands. Approximately 34,700 acres of non-strategic timberlands have been sold since 1999.

Oil and Gas Revenues. The Company receives oil and gas lease revenues and then royalty income once production begins on leased mineral acres. During 2009, 2008, and 2007, the Company had net mineral acres under lease of approximately 35,000, 37,500 and 37,600 acres, respectively, and recorded oil and gas lease revenues of $2,028,000, $1,966,000, and $1,352,000, respectively. For the years ended 2009, 2008, and 2007, Deltic earned $1,973,000, $1,566,000, and $260,000, respectively from oil and gas royalties.

Mills

The Company’s two sawmills are located at Ola in central Arkansas and at Waldo in south Arkansas, near significant portions of the timberlands. The mills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production with safety being one of the highest priorities. Logs processed into lumber are obtained from the Company’s timberlands and from public and private landowners. The Company selects logs for processing in its mills based on size, grade, and the prevailing market price. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. The mills produce a variety of softwood lumber products, including dimension lumber, boards, and timbers. The lumber is sold primarily to wholesale distributors, lumber treaters, large retailers, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams.

The Company’s lumber output was reduced to 230 MMBF in 2009 compared to 246 MMBF in 2008, as production was curtailed to closely match demand. Improving mill efficiencies and controlling manufacturing costs, along with optimizing production levels is a primary focus during the current down cycle of the lumber market.

Capital Projects. Deltic has invested significant capital in its sawmills in recent years to increase production capacity and efficiency, decrease costs, improve safety, and expand the product mix. Major capital projects completed at the Ola Mill over the past several years include: (1) installation of a double-length infeed to improve log recovery, increase hourly output, and expand product mix; (2) redesign and rebuild of the sawmill primary breakdown processing equipment to improve the infeed of logs and overall flow of green lumber; (3) installation of a stick laying stacker to improve lumber drying quality and reduce labor cost; (4) gang control upgrade to improve operating efficiencies; (5) safety improvements including upgrades to the planer blow system; and (6) installation of a new log bucking deck to improve log recovery and increase throughput capacity.

At the Waldo Mill, major capital projects completed over the past several years include: (1) installation of a new edger and optimizer to improve recovery; (2) replacement of the planer that was destroyed by fire in August 2007; (3) installation of a second log debarker to further improve hourly throughput capability; (4) addition of a boiler and an upgrade of the lumber drying kilns to increase the mill’s lumber drying capacity; (5) addition of an automatic stick-laying system and stacker/package maker; (6) installation of a new planer hog system to move scrap material away from the planer mill more efficiently and to allow for increased throughput of finished lumber; and (7) various safety improvements including upgrades to the planer blow system.

Raw Materials. In 2009, the Company’s two sawmills processed 996,736 tons of logs, either obtained from its timberlands or purchased from public and private landowners. The timberlands supplied 61 percent of the mills’ raw material receipt requirements, which represents 99 percent of the Woodlands segment’s pine sawtimber harvest.

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

In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement timber harvests from its own timberlands. The Company has an active timber procurement function for each of its sawmills. As of December 31, 2009, the Company had under contract 114,872 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next three years. During 2009, the Company harvested third-party stumpage and purchased logs from third parties totaling 371,536 tons. Of this volume, purchases from the U.S. Forest Service represented 11 percent. The balance of such purchased volume was acquired from private lands.

Due to the closure or curtailment of several mills which were in close proximity to the Company’s mills, there has been a higher availability of privately owned pine timber at lower stumpage prices due to the decreased demand. As a result, Deltic’s sources of private timber are many and diverse. The key factors in a landowner’s determination of whether to sell timber to the Company are price, the Company’s relationships with logging contractors, and the ability of the Company to demonstrate the quality of its logging practices to landowners. As a result, a landowner will be more likely to sell timber to a forest products company whose own land has been responsibly managed and harvested. There is a substantial amount of other private timber acreage in proximity to each of Deltic’s sawmills.

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

Cyclical Market. While the cyclicality of the lumber market may occasionally require the interruption or reduction of operations at one or both of the Company’s sawmills, suspension of milling activities is unusual. Management is not currently anticipating any interruption of operations at either of Deltic’s sawmills, but no assurance can be given that market conditions or other factors will not render such an action economically advisable in the future.

Real Estate

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Development activities began with the construction of Chenal Ridge, the initial, 85-lot neighborhood in Chenal Valley on the western edge of the Little Rock city limits in 1985. Since that time the Company has been developing the remainder of Chenal Valley, a premier upscale planned community, centered around two Robert Trent Jones, Jr. designed championship golf courses with approximately 4,800 acres of residential and commercial properties. The first golf course was completed in 1990. Construction of the second course began in 2001, and was opened for play in the summer of 2003. The property has been developed in stages, and real estate sales to date have consisted primarily of residential lots sold to builders or individuals and commercial tracts. In addition to Chenal Valley, Deltic has developed Chenal Downs, located just outside of Chenal Valley, and is developing Red Oak Ridge, in Hot Springs, Arkansas. Chenal Downs is a 400-acre equestrian development with controlled access, featuring secluded, five-acre lots. Red Oak Ridge, Deltic’s first development outside the Little Rock area, is an 800-acre upscale community designed for residential, resort, or retirement living. All developed acreage in Chenal Valley has been annexed by the City of Little Rock. Red Oak Ridge has been similarly annexed by the City of Hot Springs. Chenal Downs is located just outside the Little Rock city limits.

Residential Development. Residential lots were offered for sale in Chenal Valley during the second half of 1986 with closings beginning in 1987. As of December 31, 2009, 2,718 lots have been developed in 33 neighborhoods and 2,512 lots have been sold, with about 2,313 residences constructed or under construction. When fully developed, Chenal Valley will include approximately 4,600 single-family residences. However, the actual number of residences in Chenal Valley will depend on final land usages and lot densities. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acres to 2.25 acres, and the lot sales price has ranged from $25,000 per lot to over $335,000 per lot over the life of the development.

The first phase of Chenal Downs was opened in December 1997, followed by a second phase in November 2000. By the end of 2009, 63 of the 76 developed lots were sold. Lot prices in Chenal Downs range from $89,000 to approximately $187,000. In Red Oak Ridge, the first two neighborhoods were offered for sale in 1998, with a third neighborhood offered in late 2005. These neighborhoods offer a choice of either estate-sized homesites, many of which overlook one of two Deltic-constructed lakes, or garden-home lots. As of the end of 2009, 84 of the 135 lots offered have been sold, and prices for lots currently offered range from about $30,000 to almost $183,000.

Commercial Development. Commercial development in Chenal Valley began with the construction of a Company-owned, 50,000-square-foot office building, which was sold during 2000. Commercial activity to-date has consisted of the sale of approximately 345 acres, including 18 acres in 2009, no acres in 2008, and 26 acres in 2007. Commercial property sales to-date have consisted of retail store locations, an office building constructed by the Company on a nine-acre site, multi-family residence sites, convenience store locations, a bank office building site, a site for a 38-acre open-air shopping center, an 18-acre site which is the first phase of a two-part planned 37-acre lifestyle medical center, and outparcels surrounding a retail center constructed and owned by the Company. Under current development plans, Chenal Valley will include approximately 825 acres of commercial property when fully developed.

In 2009, approximately 18 acres were sold to a major Arkansas healthcare provider for the first phase of a lifestyle medical center located in the heart of the Chenal Valley development. This sale was phase I of a proposed two-part commercial transaction. It is anticipated that this will stimulate additional interest in the surrounding areas.

In 2006, the Company sold approximately 38 acres to RED Development LLC for the development of “The Promenade at Chenal,” an upscale lifestyle shopping center. Construction of “The Promenade at Chenal” began in 2007 and was completed in May 2008. This project is expected to further increase interest in the Company’s additional commercially-zoned property adjacent to the site.

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

No commercial acreage is included in Chenal Downs and a small amount of commercial property is planned for Red Oak Ridge. The Company will begin to develop and offer commercial sites as population density increases.

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

Development Amenities. In connection with its Chenal Valley development, the Company developed Chenal Country Club, consisting of the earlier-described golf courses, a clubhouse, and related facilities for use by club members. Since its original construction, Deltic has undertaken substantial remodeling and expansion of the clubhouse to fulfill membership needs. In addition, the Company has built three community parks within the Chenal Valley development for the benefit of the residents of the developed residential areas.

Chenal Downs has been developed around an equestrian center, consisting of stables and a training facility, and also includes bridle trails throughout the development. Red Oak Ridge’s primary amenities currently consist of two lakes and a community park constructed by the Company.

Home Construction. Historically, the Company’s focus with regards to residential real estate development has been on lot development only. However, Deltic has constructed a limited number of speculative homes within its Red Oak Ridge development located in Hot Springs, Arkansas. At December 31, 2009, five homes were available for sale.

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

Undeveloped Acreage. The success of Chenal Valley has increased the value of the Company’s undeveloped real estate surrounding and within the development. There were no sales of undeveloped real estate in 2009 or 2008, while 680 acres were sold in 2007 to Central Arkansas Water in settlement of pending condemnation litigation. (For additional information, see Note 21 – Commitments and Contingencies.)

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

Initial operating and financial results at Del-Tin Fiber did not meet expectations established at the time that the decision was made to construct the plant. The Company’s evaluation of possible impairment of the carrying value of its investment in the joint venture resulted in the determination at December 31, 2002, that the investment was impaired, consequently, the investment was written off to zero. During 2003, Deltic continued to fund its share of the facilities operating working capital needs; therefore, the Company recognized losses to the extent of cash advances made during the year.

During 2003, due to the combined efforts of Deltic’s management, Del-Tin’s management, and the joint-venture partner, operating performance improved at the plant. Since 2004, the Company has recorded its equity share of the operating results of the joint venture.

Medium Density Fiberboard. MDF, which is used primarily in the furniture, laminate flooring, store fixture, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, pressed and held together by an adhesive bond. Although the technology has existed for decades, continued improvements in the manufacture of MDF have increased both the quality and market acceptance of the product. MDF, with its “real wood” appearance and the ability to be finely milled and to accept a variety of finishes, competes primarily with lumber.

Production. The plant produced 99 MMSF of MDF in 2009 versus 115 MMSF of MDF in 2008 and 117 MMSF of MDF in 2007. Beginning in 2007, plant production has been reduced due to weak market conditions. In addition, manufacturing cost per thousand square feet has decreased, as certain variable costs of manufacturing have been lowered.

Raw Materials. The Del-Tin plant provides an additional outlet for wood chip production from the Waldo Mill. Pursuant to a fiber supply agreement which is renegotiated annually, the Company has agreed to sell, and Del-Tin Fiber to buy, a substantial amount of residual shavings and wood chips from the Waldo Mill. In addition, Del-Tin Fiber has an option to purchase residual wood chips from the Ola Mill. During 2009, 2008, and 2007, Deltic sold approximately $4,457,000, $4,593,000, and $3,772,000, respectively, of these lumber manufacturing by-products to Del-Tin Fiber.

Products and Competition

The Company’s principal products are timber, timberland, softwood lumber products (primarily finished lumber), residual wood products, hunting land leases, oil and gas lease rentals and royalties, and real estate.

Timber. Timber harvested from the timberlands is utilized by the Company’s sawmills or sold to third parties. The Company’s timber sales to third parties accounted for approximately four percent of consolidated net sales in 2009, five percent in 2008, and eight percent in 2007.

The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood manufacturing facilities, and accessibility.

Land Sales. Timberland sold by the Company to third parties consists of both non-strategic timberland, including hardwood bottomland suitable for recreational use, and lands with potential for higher and better use, and amounted to six percent of consolidated net sales in 2009, seven percent in 2008, and one percent in 2007.

Lumber Products. The Company’s sawmills produce a wide variety of products, including dimension lumber, boards, and timbers. Lumber is sold primarily to wholesaler distributors, lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams. During 2009, 2008, and 2007 lumber sales as a percentage of consolidated net sales were approximately 52 percent, 54 percent, and 50 percent, respectively.

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

Residual Wood Products. The Company’s sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During 2009, 2008, and 2007, sales of these residual products accounted for 13 percent, 13 percent, and nine percent, respectively, of Deltic’s consolidated net sales. Wood chips are the primary source of residual sales and are typically sold to Del-Tin Fiber or to paper mills. In 2009, Deltic’s sawmills produced 309,491 tons of wood chips. The Company expects to continue to sell a significant portion of its wood chip production to Del-Tin Fiber for use in the production of MDF.

Hunting Land Leases. Deltic leases hunting rights for its Woodlands to individuals and groups with its main competitors being other landowners. Per-acre price and location are the main factors in leasing woodland hunting rights. Hunting lease revenues accounted for two percent of consolidated net sales in 2009, and one percent for 2008 and 2007.

Oil and Gas. The Company has leased to oil and gas producers 35,000 net mineral acres of Company owned land and receives royalty payments once production begins. Oil and gas lease rentals and royalties accounted for four percent, three percent, and one percent, in 2009, 2008, and 2007, respectively, of Deltic’s net sales.

Real Estate. The Company develops and markets residential lots and commercial sites. Other landowners or developers are Deltic’s competitors in its real estate markets. Deltic generally provides the supporting infrastructure. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. The Company also sells undeveloped acreage. The Company’s competition is seeking the same customer base with each competitor marketing the benefits of its site locations with related infrastructure or amenities. During 2009, 2008, and 2007, the sales of residential lots, commercial sites, and undeveloped acreage as a percentage of consolidated net sales were four percent, two percent, and 17 percent, respectively. The sale of commercial property can have a significant impact on the Company’s sales, but is unpredictable and sporadic.

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

Environmental Matters

The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, including laws relating to air and water emissions, the use of herbicides on timberlands, regulation of “wetlands”, and the protection of endangered species. Environmental legislation and regulations, and the interpretation and enforcement thereof, are expected to become increasingly stringent. The Company has made, and will continue to make, expenditures to comply with such requirements in the ordinary course of its operations. Historically, these expenditures have not been material and the Company expects that this will continue to be the case. Liability under certain environmental regulations may be imposed without regard to fault or the legality of the original actions, and may be joint and several with other responsible parties. As a result, in addition to ongoing compliance costs, the Company may be subject to liability for activities undertaken on its properties prior to its ownership or operation and by third parties, including tenants. The Company is not involved with any such sites at this time. The Company leases the rights to drill for oil and gas on some of its lands to third parties. Pursuant to these leases, the lessee indemnifies the Company from environmental liability relating to the lessee’s operations. Based on its present knowledge, including the fact the Company is not currently aware of any facts that indicate the Company will be required to incur any material costs relating to environmental matters, and currently applicable laws and regulations, the Company believes environmental matters are not likely to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

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

Congress is currently considering certain climate control legislation. Due to uncertainties with any proposed legislation, it is difficult to make an assessment of the impact of such legislation upon the Company’s operations until such time as such legislation has been passed, codified, and the appropriate regulation promulgated. The Company will continue to monitor the legislative process and any possible future legislation or regulatory actions and its effects upon its operations.

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

As of January 31, 2010, the Company had 464 employees.

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

Limitations on the Company’s Ability to Harvest Timber

Revenues from the Company’s future operations will depend to a significant extent on its ability to harvest timber pursuant to its harvest plans from its 448,600 acres of timberlands (the “Timberlands”). Harvesting of the Timberlands may be affected by various natural factors, including damage by fire, insect infestation, disease, prolonged drought, severe weather conditions including ice storms and other causes. The effects of such natural disasters may be particularly damaging to young timber. To the extent possible, the Company implements measures to limit the risk of damage from such natural causes. The Company is a participant with state agencies and other timberland owners in cooperative fire fighting and fire surveillance programs. In addition, the Timberlands’ extensive system of access roads and the physical separation of various tracts provide some protection against fire damage. Nonetheless, one or more major fires on the Timberlands could adversely affect Deltic’s operating results. In addition, the Timberlands may also be affected by insect infestation, particularly by the southern pine beetle, and disease. Additionally, the Timberlands may be affected by severe weather conditions, especially ice storms, tornados, and heavy winds. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting the Timberlands will, in fact, be so limited. As is typical in the forest products industry, the Company does not maintain insurance coverage with respect to damage to the Timberlands. The Company does, however, maintain insurance for loss of logs due to fire and other occurrences following their receipt at the Company’s sawmills.

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

Federal and State Environmental Regulations

The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, the provisions and enforcement of which are expected to become more stringent in the future. The Company has made and will continue to make non-material expenditures to comply with such provisions. Based on currently available information the Company believes environmental regulation will not materially adversely effect the Company, but there can be no assurances that environmental regulation will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company in the future. Climate control legislation currently being considered by Congress is an example of pending legislation that if passed could increase compliance costs as well as direct manufacturing expenses.

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

Anti-Takeover Effects of Certain Statutory, Charter, Bylaw and Contractual Provisions

Several provisions of the Company’s Certificate of Incorporation and Bylaws and of the Delaware General Corporation Law could discourage potential acquisition proposals and could deter or delay unsolicited changes in control of the Company, including provisions creating a classified Board of Directors, limiting the stockholders’ powers to remove directors, and prohibiting the taking of action by written consent in lieu of a stockholders’ meeting. The preferred stock purchase rights attached to the Company’s common stock could have similar anti-takeover effects. In addition, the Company’s Board has the authority, without further action by the stockholders, to fix the rights and preferences of and to issue preferred stock. The issuance of preferred stock could adversely affect the voting power of the owners of the Company’s common stock, including the loss of voting control to others. Transactions subject to these restrictions will include, among other things, the liquidation of the Company, the merger, consolidation or other combination or affiliation of the Company with another company, discontinuance of or material change in the conduct of a material portion of its businesses independently and with its own employees, redemption or other reacquisition of Company’s common stock, and the sale, distribution, or other disposition of assets of the Company out of the ordinary course of business.

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

General Economic Conditions

The deterioration of the global credit markets and prolonged weakness of the general economy could adversely affect the Company’s access to capital. Financial and credit markets have been experiencing a period of turmoil that has included the failure, restructuring, or sale of various financial institutions and has led to an unprecedented level of intervention from the United States government. While it is difficult to predict the ultimate results of these events, they may impair the Company’s ability to borrow money. Similarly, the Company’s customers and suppliers ability to obtain financing could adversely affect its business if their ability to operate or fund transactions is impaired.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, purchased stumpage inventory, two sawmills, and residential and commercial real estate held for development and sale. As of December 31, 2009, the Company’s gross investment in timber and timberlands; gross property, plant, and equipment; and investment in real estate held for development and sale consisted of the following:

(Thousands of dollars)
Timberlands	$93,031
Fee timber and logging facilities	228,480
Purchased stumpage inventory	2,449
Real estate held for development and sale	56,096
Land and land improvements	5,588
Buildings and structures	11,056
Machinery and equipment	94,993

$491,693

“Timberlands” consist of the historical cost of land on which fee timber is grown and related land acquisitions stated at acquisition cost. “Fee timber” consists of the historical cost of Company standing timber inventory, including capitalized reforestation costs, and related timber acquisitions stated at acquisition cost. “Logging facilities” consist primarily of the costs of roads constructed and other land improvements. “Purchased stumpage inventory” consists of the purchase price paid for third-party timber, net of amounts harvested. “Real estate held for development and sale” consists primarily of the unamortized costs, including amenities, incurred to develop the real estate for sale and a retail center held for sale. “Land and land improvements” consist primarily of improvements at the Company’s two sawmill locations. “Buildings and structures” and “Machinery and equipment” primarily consist of the sawmill buildings and equipment and the Company’s two real estate sales offices.

The Company owns all of the properties discussed above. The Company’s properties are not subject to mortgages or other forms of debt financing. (For further information on the location and type of the Company’s properties, see the descriptions of the Company’s operations in Item 1.)

Item 3.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 4.	Reserved

Executive Officers of the Registrant

The age (at January 1, 2010), present corporate office, and length of service in office of each of the Company’s executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

Ray C. Dillon - Age 54; President and Chief Executive Officer and a director of the Company effective July 1, 2003. Prior to joining the Company, Mr. Dillon was employed at Gaylord Container Corporation, where from April, 2000 through December, 2002, he was Executive Vice President, and preceding his election as Executive Vice President, he was Vice President, Primary Product Operations from April 1997.

Kenneth D. Mann - Age 50; Vice President, Treasurer, and Chief Financial Officer, effective May 1, 2007. From September 1, 2004 to April 30, 2007, Mr. Mann was Controller. From September 1, 2002, to September 2004, Mr. Mann was Manager of Corporate Governance and Investor Relations. From January 1997 to September 2002, Mr. Mann was Assistant Controller.

Phillip A. Pesek - Age 53; Vice President, General Counsel, and Secretary effective October 22, 2007. Prior to joining the Company, Mr. Pesek was Vice President, General Counsel, and Secretary of Anthony Forest Products Company, from December 2005 to October 2007. From April 2001 to November 2005, he was Senior Director – International for The Home Depot Inc.

Kent L. Streeter - Age 49; Vice President of Operations effective November 16, 2003. Prior to joining the Company, Mr. Streeter was Operations Manager of a large paper mill located in the Southeastern United States from January 1997, which has been owned since April 2002, by Temple-Inland, Inc. and prior to that by Gaylord Container Corporation.

David V. Meghreblian - Age 51; Vice President of Real Estate effective November 16, 2003. From May 2000 to November 2003, Mr. Meghreblian was Vice President of Operations for the Company. From November 1996 to April 2000, Mr. Meghreblian was General Manager of Planning and Investor Relations for Deltic. Prior to such time, Mr. Meghreblian was General Manager of Project Development, a position he held beginning in November 1995.

Byrom L. Walker - Age 48; Controller effective May 1, 2007. Mr. Walker had been Manager of Financial Reporting since he joined the Company in early 2006. Prior to joining the Company, Mr. Walker was Corporate Controller from 2004 for Teris, L.L.C., a division of Suez S.A.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol “DEL”. The following table sets forth the high, low, and closing prices, along with the quarterly dividends declared, for each of the quarters indicated:

	Sales Prices[1]
	High	Low	Close[2]	Dividend per Common Share
2009
First Quarter	$46.74	27.83	39.41	.075
Second Quarter	$43.52	32.42	35.47	.075
Third Quarter	$51.87	34.05	45.77	.075
Fourth Quarter	$50.57	38.07	46.18	.075

2008
First Quarter	$56.13	47.54	55.70	.075
Second Quarter	$59.46	50.01	53.51	.075
Third Quarter	$69.28	52.97	63.64	.075
Fourth Quarter	$63.27	40.35	45.75	.075

[1] Daily closing price. [2] At period end.

Common stock dividends were declared to be paid for each quarter during 2009 and 2008. As of February 9, 2010, there were approximately 1,037 stockholders of record of Deltic’s common stock.

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. On December 13, 2007, Deltic announced an expansion of its repurchase program by $25 million. There is no stated expiration date regarding this authorization. There were purchases of 35,571 shares under the program for the first nine months of 2009. Information pertaining to this plan for the fourth quarter of 2009 is presented in the table below.

Period	Total Number of shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2009	—	—	—	$20,434,011

November 1 through November 30, 2009	—	—	—	$20,434,011

December 1 through December 31, 2009	—	—	—	$20,434,011

Information regarding securities authorized for issuance under equity compensation plans required by this item is contained in item 12 of this Form 10-K and is incorporated herein by reference.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matter, and issuer Purchases of Equity Securities (cont.)

The graphed stock performance represents the cumulative total return for the Company’s common stock compared to issuers with similar capitalization, and to peer industry issuers for the period December 31, 2004, through December 31, 2009. The calculated returns assume an investment of $100 on December 31, 2004, and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2009.

(Thousands of dollars, except per share amounts)	2009	2008	2007	2006	2005
Results of Operations for the Year

Net sales	$112,012	129,524	128,255	153,112	168,350
Operating income	$5,870	7,505	19,959	18,721	26,257
Net income	$3,688	4,384	11,111	11,323	14,518
Comprehensive income/(loss)	$5,386	(915)	14,638	11,621	14,128
Earnings per common share
Basic	$.30	.35	.89	.91	1.18
Assuming dilution	$.30	.35	.89	.89	1.17
Cash dividends declared per common share	$.30	.30	.30	.30	.275
Net cash provided/(required) by
Operating activities	$16,914	10,890	18,213	23,771	28,128
Investing activities	$(25,772)	(19,985)	(10,993)	(8,858)	(14,018)
Financing activities	$11,228	835	(7,906)	(5,192)	(13,332)
Percentage return on
Average stockholders’ equity	1.8	2.0	5.2	5.5	7.6
Average borrowed and invested capital	2.5	3.4	5.7	5.6	7.4
Average total assets	1.1	1.3	3.4	3.5	4.6

Capital Expenditures for the Year

Woodlands	$25,075	11,436	4,978	3,333	7,062
Mills	3,006	6,874	5,345	8,763	10,732
Real Estate	4,464	11,222	10,171	15,612	15,379
Corporate	160	122	74	59	74

	$32,705	29,654	20,568	27,767	33,247

Financial Condition at Year-End

Working capital	$5,414	4,069	6,609	12,710	7,027
Current ratio	1.41 to 1	1.34 to 1	1.40 to 1	2.15 to 1	1.57 to 1
Total assets	$352,203	334,733	328,744	324,266	316,327
Long-term debt	$91,222	75,833	66,667	70,000	74,500
Stockholders’ equity	$216,299	213,164	218,086	207,481	198,244
Long-term debt to stockholders’ equity ratio	.422 to 1	.356 to 1	.306 to 1	.337 to 1	.376 to 1

Certain cash flow items for the years 2008 through 2005 have been revised to conform to the 2009 presentation. (For additional information, see Note 17 – Supplemental Cash Flows Disclosures.)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 448,600 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). Deltic is a calendar-year company for both financial and income tax reporting.

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

The Company’s timberlands consist primarily of Southern Pine, known in the industry as a type of “softwood.” Deltic considers its timberlands to be the Company’s most valuable asset and the harvest of stumpage to be its most significant and consistent source of income; accordingly, Deltic actively manages its timberlands in accordance with Sustainable Forest Initiative (“SFI”) Standards, which provide guidance for Deltic in managing these assets. Deltic’s goal in managing its timber assets is to increase productivity and maximize the long-term value. The Company harvests timber from the timberlands in accordance with its harvest plans and sells such timber in the domestic market or converts it to lumber in its sawmills. Stumpage supplied to the Company’s sawmills is transferred at prices that approximate market in its operating regions. Deltic derives additional revenues from its timberlands in the form of hunting leases, mineral lease rentals, mineral royalties, and land easements. In late 1996, the Company implemented a timberland acquisition program to enable it, when desired, to increase harvest levels, while expanding its timber inventory. The Company continues to focus its acquisition program on timberland within its current operating area. Additionally, as market conditions allow, Deltic will sell tracts of land where market values exceed that of the tracts’ worth as a timber growing platform replacing the non-strategic acres with strategic southern yellow pine sawtimber producing acres.

The Company’s two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high standards for production quality, with safety being one of its highest priorities. In addition, each mill is strategically located near significant portions of the Company’s timberlands. The mills produce a variety of lumber products, including dimension lumber, timbers, and boards. These lumber products are sold primarily to wholesale distributors, large retailers, lumber treaters, and truss manufacturers in the southern and mid-western United States and are used mainly in residential construction, roof trusses, and laminated beams.

The Company’s real estate operations were started in 1985 to maximize the value of former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, a premier planned community consisting of 4,800 acres of residential and commercial properties. The property is being developed in stages, and real estate sales to date have consisted primarily of residential lots, which are sold to builders or individuals, and commercial sites. In addition to Chenal Valley, Deltic has developed Chenal Downs; a 400-acre development located just outside Chenal Valley, and is developing Red Oak Ridge, an 800-acre development in Hot Springs, Arkansas.

The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began in 1998. The plant is designed to have a rated annual production capacity of 150 million square feet (“MMSF”) on a 3/4 inch basis, making it one of the largest plants of its type in North America. MDF, which is used primarily in the furniture, store fixture, laminate flooring, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, pressed and held together by an adhesive bond.

Executive Overview

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors, including general economic conditions, interest rates, availability and costs of credit, imports, foreign exchange rates, housing starts, new and existing home inventories, home foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, cost of fuel, and weather conditions. Given its relative size and the nature of most commodity markets, the Company has little or no influence over the market’s pricing levels for its wood products. Accordingly, the Company has and will continue to make increasing productivity and reducing controllable costs and expenses from its manufacturing processes a major goal. Sales of real estate are affected by general economic conditions, interest rates, home foreclosures, new and existing home inventories, and the availability and cost of credit; specifically as such factors are manifested in the Company’s operating area of central Arkansas.

Significant accomplishments for the Company’s operating segments during the year of 2009 include: (1) the Woodlands segment successfully acquired approximately 14,000 acres of strategic pine timberland within its areas of operations; (2) the Woodlands segment closed on sales of approximately 4,000 acres of non-strategic, recreational-use hardwood bottomland; (3) the Mills segment achieved positive cash flow through operating efficiencies, lower log supply cost, and improved hourly productivity rates; and (4) the Real Estate segment completed an 18-acre commercial real estate acreage sale to a major health care provider in the state of Arkansas for $225,000 per acre.

The Woodlands segment continued to be the Company’s established core operating segment, even though operating income decreased from 2008 by $4.4 million, or 16 percent. The decline was mainly due to lower per-ton sales prices for pine sawtimber and pulpwood and fewer acres of non-strategic hardwood bottomland sold with a lower per-acre sales price. The 2009 sawtimber harvest volume decreased slightly to 579,000 tons when compared to 2008’s volume of 580,000 tons, and the average sales price decreased 12 percent to $29 per ton. According to some analysts, the housing market may have reached bottom during 2009 and the market could improve gradually during 2010, which may result in increased demand and higher prices for stumpage. The 2009 pine pulpwood harvest volume was 311,000 tons, a 20 percent decrease from 2008’s harvest volume of 390,000 tons, as a result of wet logging conditions, while 2009’s average per-ton sales price of $11 was a 27 percent decrease from 2008’s price of $15 per-ton as pulpwood prices decreased from the near record prices of 2008 as pulpwood supply availability improved.

While lumber production levels within a region can influence pine sawtimber prices, lumber prices themselves typically do not. Over the long-term, there is a fundamental correlation between lumber prices and pine sawtimber prices. However, in the short-term, the geographical size differential between the lumber and pine sawtimber markets results in the two acting somewhat independently of each other. Pine sawtimber markets operate within local areas with sales being mainly to sawmills. These mills are subject to a relatively fixed level of demand for raw materials that is driven by the facilities’ required production levels. Changes in pricing levels within the lumber market typically do not have an immediate effect on the existing demand for raw materials in the short-term; therefore, the resulting impact on pine sawtimber prices will usually lag in timing and be less volatile than the market for lumber. This trend would also be true in the short-term during times of a depressed lumber market. Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the size or existence of markets for manufactured lumber and other wood products. The Company continues to manage the harvest level of its forests on a sustainable-yield basis.

Timberland designated as higher and better use consists of tracts with market values that exceed the land’s worth as a pine timber growing platform. Deltic’s approximately 57,000-acre timberland holdings in the expanding westward growth corridor of Little Rock, Arkansas, is an example of such land. Non-strategic timberland is composed primarily of hardwood bottomland acreage not suitable for the growing of pine timber, tracts too small to allow efficient timber management, those geographically isolated from other Company fee lands, or any other acreage not deemed strategic to Deltic’s operations or growth. Approximately 4,000 acres of non-strategic hardwood bottomland were sold during 2009. Additional sales of these acres will continue in 2010 and beyond as market conditions allow. The sales of the non-strategic hardwood bottomland were accomplished in conjunction with acquiring approximately 14,000 acres of pine timberland. By utilizing tax deferring, like-kind exchanges, Deltic was able to minimize tax consequences and has invested or will invest timberland sale proceeds into more desirable pine timberland.

In addition to pine and hardwood timber sales, the Company receives additional values of land ownership, such as revenues from hunting leases, mineral lease rentals and royalties, and land easements that have historically provided additional income to Deltic’s Woodlands segment. Deltic currently has under lease approximately 31,600 net mineral acres in the area known as the “Fayetteville Shale Play,” an unconventional natural gas reservoir in the state of Arkansas now being developed. In 2009, the Company received $1.6 million in royalty payments from the defined Fayetteville Shale Play area compared to $1.3 million in 2008. The total of all royalty income, including the Fayetteville Shale Play, in 2009 was $2 million compared to $1.6 million in 2008. Even though natural gas prices on average during 2009 were less than in 2008, the price decrease has been offset by higher production volumes due to an increased number of wells. The ultimate benefit to Deltic from these mineral leases remains speculative and unknown to the Company and is contingent on the level of natural gas prices and the successful extraction and sale of natural gas from the area. Income from mineral lease rentals and hunting leases was $3.9 million during 2009, compared to $3.8 million during 2008.

The Mills segment results continued to be affected by sluggish housing and lumber markets, which have resulted in a 15 percent decline in average lumber prices over the last three years. The segment’s 2009 average lumber sales price declined ten percent when compared to 2008. Lumber sales volume decreased nine percent compared to 2008, as the Company balanced lumber production with market demand. Recent detailed data on housing starts, new home sales, and the level of home inventories indicates a modest upward trend in the housing market, which may result in increased demand and higher prices for the Company’s commodity softwood lumber products. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future, and management will respond with timely decisions to take advantage of the market supply and demand situations.

Since commodity-based markets rarely benefit from real price growth, after inflation, Deltic has concentrated management’s attention, in regard to its manufacturing operations, on improving sales realizations through product and customer mix enhancements and improving production efficiencies and the cost structure at its lumber mills. The Company has achieved improved production efficiencies at both of its sawmills, largely as a result of an intensive capital upgrade program from 2004 to 2008. This improvement has been more significant at the Ola Mill, as the upgrade program there has focused on maximizing hourly productivity rates with the smaller log size available as raw material for the mill. Deltic will continue to seek opportunities that will enable it to increase operating efficiencies, while reducing controllable cost.

The current economic uncertainty and housing market declines have contributed to lower demand for residential lots as evidenced by sales of 14 lots, 25 fewer than in 2008. The average sales price for residential lots sold in 2009 was $73,000, which was a decrease of six percent when compared to 2008, due to the current-year sales mix. Deltic’s lot development plans are designed to provide for lot availability in many price ranges to fulfill the planned community program. Deltic opened 42 new residential lots during 2009 to maintain an appropriate mix of lot offerings. At December 31, 2009, developed but uncommitted residential lots in Chenal Valley, Red Oak Ridge, and Chenal Down were 203, 57, and 13, respectively. The Company continues to focus on the long-term financial returns from the total build-out of the Chenal Valley development, and deems the recent negative trends to reflect anticipated fluctuations, which will have minimal impact on the overall real estate business model.

A tabular summary of Deltic’s residential real estate activity is as follows:

Residential Lots		Lots Sold in 2009	Lots Sold Since Inception	Unsold Developed Lots	Future Lots to Develop	Estimated Total Lots

Development	Market
Chenal Valley	Little Rock	11	2,512	206	1,882	4,600
Chenal Downs	Little Rock	—	63	13	5	81
Red Oak Ridge	Hot Springs	3	87	60	853	1,000

		14	2,662	279	2,740	5,681

In 2009, a major health care provider in Arkansas closed on the first phase of a two-part commercial real estate acquisition to be used for a lifestyle medical center to be located in the heart of Deltic’s Chenal Valley development near “The Promenade at Chenal,” an upscale shopping center within Chenal Valley that opened in 2008. With the number of residents and past growth in West Little Rock, specifically Chenal Valley, the Company continues to receive interest in multi-family housing sites and commercial real estate in and around the vicinity of “The Promenade at Chenal.” Future pricing trends for commercial real estate sales are difficult to predict and are influenced by multiple factors, which include intended use of the site and property location and acres. Red Oak Ridge includes a small amount of commercial property, depending upon actual final land usages. The Company will begin to develop and offer commercial sites as this development’s population density increases. No commercial acreage is included in the Chenal Down development.

A tabular summary of Deltic’s commercial real estate activity is as follows:

Commercial Acres		Acres Sold in 2009	Acres Sold Since Inception	Acres Remaining	Estimated Total Acres

Development	Market
Chenal Valley	Little Rock	18	346	479	825

Deltic real estate activities primarily involve residential lots and commercial acreage; however, the Company has constructed a small number of speculative homes in the Red Oak Ridge development to serve as a catalyst for increasing lots sales activity.

A tabular summary of Deltic’s speculative home activity is as follows:

Development	Market	Homes Sold in 2009	Homes Constructed Since Inception	Homes Sold Since Inception	Homes Unsold

Red Oak Ridge	Hot Springs	1	15	9	6

Operating results for Del-Tin Fiber are affected by the overall MDF market and plant operating performance. Del-Tin continued to operate at a profitable level during 2009, although the market weakened during the fourth quarter. The demand for thin board, used in laminate flooring, weakened, forcing Del-Tin to realign its product mix to meet changing demands. This realignment had a negative effect on the average sales price of MDF sold. Del-Tin will continue to concentrate on improving hourly production rates and plant operating efficiencies, while continuing to make reductions to the plant’s cost structure where possible.

In May of 2008, the “TREE ACT” was enacted to provide a reduced federal income tax rate on timber gains. Under the provisions of this act, gains on qualified timber sales had the potential to be taxed at a 15 percent alternate rate for corporations. This provision was adopted for one year and expired on May 23, 2009. Deltic’s effective tax rate for 2009 reflects the effects of this temporary reduction in tax rates during the prorated portion of 2009.

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

On August 7, 2007, Deltic amended its revolving credit agreement with Sun Trust Bank and other banks whereby the unsecured and committed revolving credit facility was increased from $260 million to $300 million. An option to request an increase in the amount of aggregate revolving commitments from $300 million to $350 million was reinstated. The agreement, which was set to expire on September 9, 2010, was extended to September 9, 2012. The funds available through this agreement will enable the Company to take full advantage of value-added growth opportunities as they present themselves.

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

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the three years ended December 31, 2009. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2009	2008	2007
Net sales
Woodlands	$40.1	46.0	39.6
Mills	75.7	91.4	79.3
Real Estate	13.1	11.4	30.3
Eliminations	(16.9)	(19.3)	(20.9)

Net sales	$112.0	129.5	128.3

Operating income
Woodlands	$23.4	27.8	24.8
Mills	(5.8)	(4.8)	(3.0)
Real Estate	.2	(1.9)	13.1
Corporate	(12.6)	(13.1)	(14.3)
Eliminations	.7	(.5)	(.6)

Operating income	5.9	7.5	20.0

Equity in Del-Tin Fiber	2.2	2.3	1.7
Interest income	.1	.3	.8
Interest and other debt expense	(3.6)	(5.2)	(5.1)
Interest capitalized	.1	.5	.7
Other income	.1	—	.3
Income taxes	(1.1)	(1.0)	(7.3)

Net income	$3.7	4.4	11.1

Earnings per common share
Basic	$.30	.35	.89
Assuming dilution	$.30	.35	.89

Consolidated

Net income for 2009 was $3.7 million, a decrease of $.7 million when compared to 2008. The decline in net income was caused by decreased operating revenues in the Woodlands and Mills segments, which were partially offset by improved operating results for the Real Estate segment and decreased interest expense.

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

Operating income for 2009 decreased $1.6 million, or 21 percent, when compared to 2008. The Woodlands segment decreased $4.4 million due primarily to a lower per-ton sales price for pine sawtimber, a lower harvest volume and average per-ton sales price for pine pulpwood, and fewer acres of non-strategic timberland sold. Operating results for the Mills segment decreased $1 million due mainly to lower average sales price per unit of lumber sold. Real estate operating income increased $2.1 million due to the sale of approximately 18 acres of commercial property in 2009. Corporate operating expense decreased by $.5 million due to lower general and administrative expense.

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

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	2009	2008	2007
Net sales (millions of dollars)
Pine sawtimber	$16.5	19.0	23.2
Pine pulpwood	3.3	5.8	6.1
Hardwood sawtimber	.6	.3	.4
Hardwood pulpwood	1.1	1.0	.8
Oil and gas lease rentals	2.0	2.0	1.4
Oil and gas royalties (net)	2.0	1.6	.3
Hunting leases	1.9	1.8	1.7

Sales volume (thousands of tons)
Pine sawtimber	579	580	576
Pine pulpwood	311	390	459
Hardwood sawtimber	20	9	13
Hardwood pulpwood	126	93	80

Sales price (per ton)
Pine sawtimber	$29	33	40
Pine pulpwood	11	15	13
Hardwood sawtimber	31	34	32
Hardwood pulpwood	9	11	9

Timberland
Net sales (millions of dollars)	$6.9	8.9	1.5
Sales volume (acres)	4,051	5,062	893
Sales price (per acre)	$1,700	1,800	1,700

Total net sales in 2009 decreased $5.9 million, or 13 percent, when compared to 2008. Sales of pine sawtimber decreased $2.5 million due to a lower average sale price. Pine pulpwood sales decreased $2.5 million due to lower harvest volume and lower average sales price per ton. Timberland sales decreased $2 million due primarily to fewer acres sold. Partially offsetting the decreases were a $.3 million increase in hardwood sawtimber revenues, a $.4 million increase in royalty income, and a $.2 million increase in lease income.

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

Operating income for the Woodland’s segment for 2009 was $4.4 million lower due to the items causing the decrease in net sales, offset by lower cost of timberland sold due to fewer acres sold, lower cost of fee timber harvested, and reduced silviculture expense. The Woodlands segment’s operating income for 2008 was $3 million more than 2007 due to the increase in net sales, partially offset by increases in the cost of timberland sales due to the increase in acres sold.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	2009	2008	2007
Net sales (millions of dollars)
Lumber	$58.0	70.5	64.0
Residual products	14.5	16.6	11.9

Lumber
Finished production (MMBF)	230	246	213
Sales volume (MMBF)	232	255	218
Sales price (per MBF)	$250	277	293

Total sales in 2009 decreased $16 million, or 17 percent, when compared to 2008. The decrease was due to lower sales volumes as Deltic reduced operating hours to meet lower market demands compounded by a lower average lumber sales price.

Total sales in 2008 increased $12 million, or 15 percent, when compared to 2007. The increase was primarily a result of higher lumber and residual product sales volumes due to increased production because the Waldo Mill was shut down approximately three months for fire related repairs in 2007, combined with improved year-over-year operating efficiencies.

The increase in the Mills segment operating loss for 2009 was due to the lower average lumber sales price, which was partially offset by lower production and log costs.

The increase in the Mills segment’s operating loss for 2008 was due primarily to a lower average sales price per MBF, which was partially offset by lower production and log costs, and to the benefit of property and business interruption insurance claims realized in 2007.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	2009	2008	2007
Net sales (millions of dollars)
Residential lots	$1.0	3.0	7.3
Commercial sites	4.0	—	6.3
Undeveloped acreage	—	—	8.2
Speculative homes	.6	—	—

Sales volume
Residential lots	14	39	81
Commercial acres	18	—	26
Undeveloped acreage	—	—	680
Speculative homes	1	—	—

Average sales price (thousands of dollars)
Residential lots	$73	78	90
Commercial acres	225	—	241
Undeveloped acreage	—	—	12
Speculative homes	556	—	—

Total net sales for 2009 increased $1.7 million, or 15 percent, compared to 2008 due to an increase in the commercial acres sold, which was partially offset by fewer sales of residential lots at a lower average sales price per lot.

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

Corporate

The decrease in operating expense for Corporate functions in 2009 of $.5 million was due primarily to lower professional fees.

The decrease in operating expense for Corporate functions of $1.2 million in 2008 was due primarily to decreased incentive plan expenses, salaries and benefits expenses, and legal fees, which were partially offset by increased acquisition-related professional fees that were deferred from prior periods.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands segment to the Mills segment were $16.9 million in 2009, $19.3 million in 2008, and $20.9 million in 2007. The $2.4 million decrease during 2009 and $1.6 million decrease in 2008 was due primarily to a lower average transfer price. Intersegment transfer prices approximate market prices.

Equity in Del-Tin Fiber

For the year ended December 31, 2009, equity in Del-Tin Fiber recorded by the Company was $2.2 million compared to $2.3 million in 2008 and $1.7 million in 2007.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	2009	2008	2007
Net sales (millions of dollars)	$54.6	66.5	64.0
Finished production (MMSF)	99.1	115.4	116.7
Board sales (MMSF)	100.9	113.0	118.5
Sales price (per MSF)	$500	538	487

Average prices for 2009 decreased due to a decrease in sales of thin board, partially offset by lower raw material costs.

Average prices for 2008 increased due to an increase in premium-grade production and to the fact that Del-Tin was able to pass along increases in wood fiber, resin glue, and wax cost in its average sales price.

Interest Income/Expense

Interest expense for 2009 decreased $1.6 million compared to 2008 due to lower interest rates. Interest expense for 2008 was essentially unchanged from 2007.

Income Taxes

The effective income tax rate was 23 percent, 18 percent, and 40 percent in 2009, 2008, and 2007, respectively. The increase in the effective income tax rate for 2009 was due primarily to the fact that there were smaller discrete tax benefits that were partially offset by a reduced federal tax rate on qualified timber gains under the “TREE ACT.” The decrease in the effective income tax rate for 2008 was due primarily to discrete tax items related to the lapse of applicable statutes of limitations on the 2004 return and other adjustments from the 2007 tax return true-up.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $16.9 million for the year ended December 31, 2009, which compares to $10.9 million for 2008, and $18.2 million for 2007. Changes in operating working capital other than cash and cash equivalents provided cash of $1.6 million in 2009, required cash of $2.7 million in 2008, and provided cash of $1.3 million in 2007. The Company’s accompanying Consolidated Statements of Cash Flows and Note 17 of the Consolidated Financial Statements identify other differences between income and cash provided by operating activities for each reported year.

Capital expenditures required cash of $32.7 million in 2009, $29.3 million in 2008, and $20.6 million in 2007. Total capital expenditures, by segment, for the years ended December 31, 2009, 2008, 2007, are presented in the following table.

(Millions of dollars)	2009	2008	2007
Woodlands	$25.1	11.5	5.0
Mills	3.0	6.9	5.3
Real Estate, including development expenditures	4.5	11.2	10.2
Corporate	.1	.1	.1

Total capital expenditures	32.7	29.7	20.6
Non-cash land exchange	—	(.4)	—

Total capital expenditures requiring cash	$32.7	29.3	20.6

Woodlands capital expenditures included timberland acquisitions of approximately 14,000 acres at a cost of $21.8 million in 2009, 5,000 acres at a cost of $7.5 million in 2008, and 1,200 acres at a cost of $2.2 million in 2007. Reforestation site preparation and planting required expenditures of $2.9 million in 2009, $3.3 million in 2008, and $2 million in 2007, and were the result of expansion of the Company’s planting program due to final harvests of mature stands, necessitating regeneration, and to recent acquisitions of timberland.

The majority of capital expenditures at the Ola and Waldo Mills during 2009 were maintenance related. Capital expenditures at the Ola Mill included $.3 million for hard surfacing and $.8 million for various system upgrades and replacements. Capital expenditures at the Waldo Mill included $.4 million for the reskin of two kilns and replacing baffles, $.3 million for forklifts, $.2 million to upgrade and relocate motor control center, and $.2 million for hard surfacing.

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

Capital expenditures for Real Estate operations related to the cost of residential lot development totaled $.3 million in 2009, $1 million in 2008, and $.7 million in 2007. Land acquisitions required $.2 million in 2009, $5.9 million in 2008, and $.8 million in 2007. Infrastructure related cost required $.2 million in 2008 and $.1 million in 2007. Expenditures for course maintenance equipment and golf carts totaled $.1 million in 2009 and 2008, with no such expenditures in 2007. In 2009, $.2 million in expenditures was paid for golf course renovations. The Company expended $.3 million in 2008 and $1.8 million in 2007 on clubhouse renovations, the addition of a fitness center, and additional locker room and dining facilities. In addition, $.6 million was expended in 2008, and $1.7 million in 2007 for the construction of a limited number of speculative homes within the Company’s Red Oak Ridge development located in Hot Springs, Arkansas. During 2007, $1.3 million was expended to complete construction on a Southern Living Idea Home to be used as a model home in the Red Oak Ridge development and to gain national exposure for the development. Other expenditures were primarily for various amenity and infrastructure improvements.

Deltic had commitments of $2.1 million for capital projects in progress at December 31, 2009. This total commitment includes $.8 million for reforestation, site preparation and road construction, and $.3 million for the completion of various projects at both the Ola Mill and Waldo Mill. Also, $1 million was committed for residential and commercial site development and amenity improvements at the Company’s real estate developments.

The net change in purchase stumpage inventory provided cash of $1.2 million in 2008, but required cash of $.2 million in 2009 and $2.6 million in 2007. Advances to Del-Tin Fiber by the Company amounted to $3.8 million, $6.5 million, and $4.7 million, in 2009, 2008 and 2007, respectively. The Company received cash repayments from Del-Tin Fiber of $5.3 million in 2009, $6.2 million in 2008, and $3.9 million in 2007. Funds held by trustees to be used to acquire timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, decreased $.2 million in 2009, while increasing $3.5 million in 2008, and $.7 million in 2007. Initiation fees received from members joining Chenal Country Club, accounted for as a reduction in cost basis of the club rather than net sales, amounted to $.5 million in 2009, $.7 million in 2008, and $1.1 million in 2007. In 2007, other net cash provided by investing activities included $1.9 million due to insurance proceeds for an involuntary conversion of assets related to a fire at the Waldo Mill.

During 2009, Deltic borrowed $24 million under its revolving credit facility and repaid a total of $8 million of debt. During 2008, Deltic borrowed $35 million under its revolving credit facility and repaid $28 million of debt. During 2007, Deltic borrowed and repaid $19 million under its revolving credit facility.

The Company purchased 35,571 shares of treasury stock in 2009 for $1.1 million, 129,996 shares of treasury stock in 2008 for $6.2 million and 101,914 shares of treasury stock in 2007 for $4.9 million. Cash required to pay common stock dividends totaled $3.7 million in 2009, 2008, and 2007. Proceeds from stock option exercises amounted to $1 million, $3.4 million, and $1 million, in 2009, 2008, and 2007, respectively. Costs of $.4 million in 2009, $.6 million in 2008 and 2007 were paid related to Deltic’s revolving credit facility. Tax benefits from stock option exercises were $.7 million in 2008 and $.3 million in 2007.

Financial Condition

Working capital at year-end totaled $5.4 million in 2009 and $4.1 million in 2008. Deltic’s working capital ratio at December 31, 2009, was 1.41 to 1 compared to 1.34 to 1 at the end of 2008. Cash and cash equivalents at the end of 2009 were $4.8 million compared to $2.4 million at the end of 2008. The total indebtedness of the Company at year-end 2009 was $92 million and 2008 was $77 million. Deltic’s long-term debt to stockholders’ equity ratio was .422 to 1 at December 31, 2009, compared to .356 to 1 at the end of 2008.

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

To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured and committed revolving credit facility totaling $300 million, inclusive of a $50 million letter of credit feature. The agreement will expire on September 9, 2012. As of December 31, 2009, $251 million was available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 9 to the consolidated financial statements.)

The table below sets forth the covenants in the credit facility and the status with respect to these covenants as of December 31, 2009 and 2008.

	Covenants Requirements	Actual Ratios at Dec. 31, 2009	Actual Ratios at Dec. 31, 2008
Leverage ratio should be less than:	.65 to 1	.332 to 1	.307 to 1

Fixed charge coverage ratio should be greater than:	2.5 to 1	5.14 to 1	4.48 to 1

Minimum timber market value must be greater than 175% of total senior indebtedness, presented as a ratio:	1.75 to 1	3.97 to 1	4.69 to 1

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of December 31, 2009, the Company had expended $14.6 million under this program, with the purchase of 370,530 shares at an average cost of $39.28 per share; 35,571 shares were purchased in 2009, 129,996 shares were purchased in 2008, 101,914 shares were purchased under this program in 2007, and seven shares in 2006. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, loaned Del-Tin Fiber $30 million which was paid in full in the third quarter of 2009, and issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($14.5 million at December 31, 2009) of Del-Tin Fiber’s obligations under its credit agreement. Deltic considers the current status of the payment/performance risk of this guarantee to be low based on history and the length of time remaining on the guarantee.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way, or which would cause the 2009 reported plan information not to be necessarily indicative of future operating performance or future financial condition. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 15 to the consolidated financial statements.)

As of December 31, 2009, the Company has not been involved in any unconsolidated special purpose entity transactions.

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2010	2011 to 2012	2013 to 2014	After 2014
Contractual cash payment obligations
Real estate development committed capital cost	$5.6	.9	2.4	2.3	—
Woodlands committed capital cost	.8	.8	—	—	—
Mills committed capital cost	.3	.3	—	—	—
Long-term debt	92.3	1.1	51.2	—	40.0
Interest on debt[1]	18.4	3.0	5.8	4.8	4.8
Retirement plans	15.3	1.1	2.5	2.9	8.8
Other postretirement benefits	4.7	.4	.8	.9	2.6
Other long-term liabilities	2.8	1.1	1.5	.2	—
Unrecognized tax benefits	1.8	—	1.6	.2	—

	$142.0	8.7	65.8	11.3	56.2

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$14.5	—	14.5	—	—
Timber cutting agreements	.2	.2	—	—	—
Letters of credit	.5	—	.4	.1	—

	$15.2	.2	14.9	.1	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Other Matters

Impact of Inflation - General inflation has not had a significant effect on the Company’s operating results during the three years ended December 31, 2009. The Company’s timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy, new and existing housing inventories, lending restrictions, and long-term interest rates, specifically as such may manifest themselves in the central Arkansas region.

Market Risk - Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended December 31, 2009. Deltic held various financial instruments at December 31, 2009 and 2008, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from contractual debt guarantees and letters of credit issued for the benefit of Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to the previous tabular summary of the Company’s other commercial commitment expirations and to Note 13 to the consolidated financial statements.)

Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments’ fair value, but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company’s long-term debt, including current maturities, and letters of credit at December 31, 2009 were $95 million, and $.5 million, respectively.

A one percentage-point increase in prevailing interest rates would result in decreases in the estimated fair value of long-term debt of $2.5 million, while the fair value of contractual guarantees and the Company’s letters of credit would be unchanged. Fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities.

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

The key factors involved in determining the Investment in Real Estate Held for Development and Sale are: (1) the treatment of the clubhouse and golf courses at Chenal Country Club, the amenity around which the Chenal Valley development is centered, as an amenity rather than an operating fixed asset and (2) the management estimates required to estimate the future indirect development costs and sales values of the areas of Chenal Valley yet to be developed. Due to accounting for Chenal Country Club as an amenity, the cost of the clubhouse and golf course, including the estimated cost of planned future improvements, are charged against income as real estate is sold rather than depreciating this cost. This amenity treatment also records the initiation fees received from members joining the club as a reduction in the cost basis of the club rather than as net sales. In addition, the Company’s model for allocating the indirect cost to be expensed against each piece of real estate sold requires management to estimate the future indirect costs to be incurred for the entire development, primarily infrastructure costs and future improvements at Chenal Country Club (net of estimated future initiation fees to be received), as well as the potential market value of each tract of undeveloped property within the Chenal Valley development. In determining future indirect development costs, management relies on cost projections for its development plans provided by independent professional engineering consultants. Independent appraisers are utilized to provide the potential market value for unsold acreage.

Deltic’s investment in real estate held for development and sale primarily consists of residential lots, commercial tracts, and undeveloped acreage marketed to others for further development. Deltic periodically evaluates its holdings for indications of conditions that would lead to an impairment analysis as required by accounting for subsequent measurement of property, plant, and equipment. Our investment in real estate is mainly comprised of former legacy timberland and thus has a low cost basis. Margins on Deltic’s residential real estate average 46%, while commercial real estate margins are 83%. The central Arkansas area, where Deltic’s developments are located has one of the strongest housing markets in the country; therefore, Deltic has not and does not plan to reduce the current pricing structure for its real estate. Based on these factors, the Company does not foresee impairment losses in its real estate held for development or sale.

2)	Investment in Del-Tin Fiber — Investment in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a 50 percent-owned limited liability company, is carried at cost and is adjusted for the Company’s proportionate share of Del-Tin Fiber’s undistributed earnings or losses. The Company’s equity-method-basis carrying value for its investment in Del-Tin Fiber is evaluated for possible impairment, as applicable under the requirements of equity method accounting for investments in partnerships, unincorporated joint ventures, and limited liability companies. This evaluation as of December 31, 2002, based on the intent of the Company’s Board of Directors to exit the business, resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of the investment was written off, to zero, for the 2002 Consolidated Balance Sheet. On December 11, 2003, the Company’s Board of Directors revised its intent in regard to selling Deltic’s interest in the joint venture. The resulting evaluation of fair value for the related investment indicated that fair value exceeded carrying value, which was zero as of December 31, 2003, and the Company resumed recording its equity share of the operating results of Del-Tin Fiber. Likewise, cash advances to the joint venture are recorded as increases in the Company’s investment in the facility, while cash distributions received from the joint venture are reflected as reductions in its investment.

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

The Company classifies its timberlands and fee timber as either strategic or non-strategic. Strategic timberland including pine forest and pine plantations are prime pine sawtimber growing platforms located within or immediately adjacent to the Company sawmill’s operating regions. Deltic manages these acres using modern silviculture methods to achieve optimal volume and quality of its pine sawtimber. The Company harvests sawtimber and pulpwood in accordance with its harvest plans and generally converts sawtimber into lumber in its own sawmills and sells pulpwood in the market. Upon harvest, strategic timberlands are reforested. The Company’s timberland acquisition program is focused on the acquisition of timberland in its current operating regions. The Company considers the acquisition and the occasional sale of strategic timberlands as investing activities. The Company has legacy hardwood and other acreage which cannot be harvested for conversion in Company sawmills, reforested as pine plantations, or both. These legacy timberlands have been identified as non-strategic and or higher and better use timberlands and are expected to be sold over time. The Woodlands segment manages an annual program to sell a portion of these non-strategic timberlands and or harvest hardwoods for the sale to third parties. The Company considers this program as an operating activity of its Woodlands segment. In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, the Company enters into like-kind exchange (“LKE”) tax-deferred transactions. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to Deltic by the intermediary and are reclassified as available cash and applicable income taxes are determined. Amounts deposited with a third party towards the potential future purchase of property are included in other investments and non-current receivables in the consolidated balance sheets and as an investing activity in funds held by trustee in the consolidated statements of cash flow. At December 31, 2009 and 2008, the Company had $4.1 million and $4.3 million, respectively, of proceeds from land sales deposited with a LKE intermediary.

An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, Deltic includes the assets held by the exchange accommodation titleholder in timber and timberlands assets on the consolidated balance sheet and recognizes any income or expense attributed to the property in the consolidated income statement.

The key components of the Timber and Timberlands policy are: (1) management’s decision to maintain separate timber cost pools for each legal entity within the Deltic consolidated group and (2) the required estimation of timber inventory volume, by species, for each of these companies in order to calculate the cost of fee timber harvested per ton. Management has elected to maintain a separate cost pool for the timber owned by each company, thus resulting in a different cost per ton for fee timber harvested for each. The mix of harvest by company for any period can significantly affect the amount of cost of fee timber harvested expense reported. Per-ton costs for 2009 ranged from $1.92 to $31.02 per ton for pine sawtimber. Had the Company opted to use a composite depletion rate, cost of pine sawtimber harvested would have been $.3 million more in 2009, $.3 million less in 2008, and the same in 2007, ($.2 million, $.2 million, and zero, respectively, net of applicable income taxes) than as reported due to the mix of harvest by company during the year. In determining these rates, management must estimate the volume of timber existing on its timberlands. To estimate these fee timber inventories, the Company relies on its experienced forestry personnel and their use of statistical information and data obtained by actual physical measurements and other information gathering techniques. The recognized cost of fee timber harvested is impacted by the accuracy of this volume estimation. (For additional information about the Company’s timber and timberlands, refer to Note 5 to the consolidated financial statements.)

Assets used in a business shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The recoverability test is based on undiscounted future cash flows over the expected life of the asset. Impairment recognition and measurement would occur at the lowest level for which we have identifiable cash flows. At December 31, 2009, the composite basis in fee timber is $12 per ton assuming no future growth. Gross margin on pine sawtimber for 2009, when the average sales price was $29 per ton, was 79%. A harvest cycle, (which ranges between 20 and 35 years) would be used to evaluate the recoverability of our timber and timberlands. Due to the long life and low basis, the Company does not expect to incur impairment loss in the future for its timber and timberlands.

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

5)

Share-Based Compensation — On January 1, 2006, the Company adopted the fair value recognition provisions for share-based payment transactions. Under the fair value recognition provisions for share-based payments, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. For the valuation of stock options, Deltic elected to use a binomial model to estimate fair value. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant. For restricted stock performance units, the Monte Carlo simulation is used to estimate fair value. The Company recognizes compensation cost on a straight-line basis over the requisite service period.

Deltic issues restricted stock performance units whose vesting is contingent upon meeting certain financial performance goals based upon the Company’s total stockholder return compared to the total return of a Paper and Forest Products Index (“the Index”) selected by the Compensation Committee and calculated by Standard and Poor’s. Determining the appropriate amount to expense is based on likelihood of achievement of the stated goals and requires judgement, including forecasting future financial results. This estimate may be revised periodically due to changes in awards. The cumulative impact of any revision is reflected in the period of change.

The Company uses historical volatility over the ten-year trading life of its stock to determine volatility assumptions. Risk-free interest rates are based on historical rates and forward-looking factors. The expected dividend yield is based on the Company’s average dividend yield from 2004 to 2008. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors. The expected option term is based on the term of the option and historical exercise, and expiration experience.

Assumptions for the 2009, 2008, and 2007 valuation of stock options and restricted stock performance units consisted of the following:

	2009	2008	2007
Weighted expected volatility	32.05%	29.86%	28.72%
Dividend yield	0.63%	0.63%	0.64%
Expected term of options (in years)	6.27	6.27	6.27
Risk-free interest rate – options	2.60%	3.67%	4.76%
Risk-free interest rate – restricted stock	1.47%	2.62%	4.76%

6)	Revenue Recognition — The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue from the sale of lumber and wood by-products is recorded at the time of shipment due to terms of such sale being designated free on board (“f.o.b.”) shipping point. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested. Such intersegment sales, which are made at prices which generally approximate market, are eliminated in the consolidated financial statements. Revenue from timberland and real estate sales is recorded at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

7)	Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are assumed will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The Company maintains liabilities for unrecognized tax benefits for various uncertain tax positions taken in its tax return. These liabilities are estimated based on judgment of the probable outcome of the uncertain tax positions and are adjusted periodically based on changing facts and circumstances. Changes to the liabilities for unrecognized tax benefits could materially affect operating results in the period of change.

Related-Party Transactions

The Company has committed to provide to Del-Tin Fiber a portion of the plant’s fiber and wood supply at market prices. This arrangement benefits Del-Tin Fiber by ensuring a portion of its raw material needs while providing the Company with a purchaser of residual by-products produced by its lumber mills, if needed. The market price that Deltic receives for these transactions is determined by the average price paid during the immediate preceding year by Del-Tin Fiber to other suppliers of the products purchased from the Company. During 2009, 2008, and 2007, Deltic sold Del-Tin Fiber approximately $4.5 million, $4.6 million, and $3.7 million each year, respectively, of these residual by-products.

Impact of Recent Accounting Pronouncements

(For information regarding the impact of recent accounting pronouncements, refer to the related section in Note 1 to the consolidated financial statements.)

Environmental Matters

Deltic is committed to protecting the environment and has certain standards with which it must comply based on federal, state, and local laws for the protection of the environment. Costs of compliance through 2009 have not been material, and the Company’s management currently has no reason to believe that such costs will become material for the foreseeable future.

Contingencies

The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

Outlook

Pine sawtimber harvested from Deltic’s fee lands in 2010 is projected to be 525,000 to 575,000 tons. Finished lumber production and resulting sales volumes are projected at 200 to 240 million feet for 2010; however, these volumes are dependent upon market conditions. Deltic anticipates that closings for residential lots will be 15 to 25 lots for the year of 2010, barring further declines in economic growth or residential construction activity. The Company will continue to recognize equity in the financial results of Del-Tin Fiber.

The Company’s capital expenditures budget for the year of 2010 was prepared in the fall of 2009 and provides for expenditures totaling $23.3 million. The Woodlands capital budget of $10.6 million includes $5.0 million for timberland acquisitions, which will be dependent on the availability of acreage at prices that meet the Company’s criteria for timber stocking, growth potential, site index, and location, and $4.8 million for reforestation, site preparation, and planting. During 2010, various sawmill projects are expected to require $4.8 million. The capital budget for Real Estate operations of $7.5 million includes expenditures for real estate lot development totaling $1.2 million and for commercial real estate development totaling $1.1 million, depending upon the demand for residential lots, commercial acreage, and other marketing conditions. In addition, the Real Estate segment is budgeted to spend $1 million for land acquisitions, $2.8 million for various infrastructure and improvement district assessments, and $1.3 million on other amenity improvements. Capital and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company’s estimated cash flows from operations, borrowings, or repayments under credit facilities, or general economic conditions.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2009 and 2008

(Thousands of dollars)

	2009	2008
Assets
Current assets
Cash and cash equivalents	$4,783	2,413
Trade accounts receivable – net	4,888	2,991
Other receivables	86	58
Inventories	5,917	6,511
Prepaid expenses and other current assets	2,842	4,223

Total current assets	18,516	16,196

Investment in real estate held for development and sale	56,096	54,081
Investment in Del-Tin Fiber	9,104	8,962
Other investments and noncurrent receivables	4,882	5,710
Timber and timberlands – net	228,893	210,035
Property, plant, and equipment – net	33,886	38,657
Deferred charges and other assets	826	1,092

Total assets	$352,203	334,733

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,111	1,111
Trade accounts payable	2,824	1,727
Accrued taxes other than income taxes	1,824	1,758
Income taxes payable	362	16
Deferred revenues and other accrued liabilities	6,981	7,515

Total current liabilities	13,102	12,127

Long-term debt	91,222	75,833
Deferred tax liabilities – net	5,448	4,758
Guarantee of indebtedness of Del-Tin Fiber	—	518
Other noncurrent liabilities	26,132	28,333
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	78,290	78,660
Retained earnings	155,638	155,683
Treasury stock	(12,548)	(14,400)
Accumulated other comprehensive loss	(5,209)	(6,907)

Total stockholders’ equity	216,299	213,164

Total liabilities and stockholders’ equity	$352,203	334,733

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2009, 2008, and 2007

(Thousands of dollars, except per share amounts)

	2009	2008	2007
Net sales	$112,012	129,524	128,255

Costs and expenses
Cost of sales	79,947	93,956	81,658
Depreciation, amortization, and cost of fee timber harvested	12,617	14,023	14,332
General and administrative expenses	13,578	14,040	15,379

Total costs and expenses	106,142	122,019	111,369

Gain on involuntary conversion	—	—	1,887
Other income – business interruption insurance proceeds	—	—	1,186

Operating income	5,870	7,505	19,959

Equity in earnings of Del-Tin Fiber	2,216	2,277	1,679
Interest income	121	299	823
Interest and other debt expense	(3,647)	(5,179)	(5,138)
Interest capitalized	146	480	769
Other income/(expense)	54	(10)	345

Income before income taxes	4,760	5,372	18,437

Income taxes	(1,072)	(988)	(7,326)

Net income	$3,688	4,384	11,111

Earnings per common share
Basic	$.30	.35	.89
Assuming dilution	$.30	.35	.89

Dividends declared per common share	$.30	.30	.30

Weighted average common shares outstanding (thousands)
Basic	12,317	12,335	12,473
Diluted	12,417	12,475	12,550

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009, 2008, and 2007

(Thousands of dollars)

	2009	2008	2007
		(Revised)	(Revised)
Operating activities
Net income	$3,688	4,384	11,111
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	12,617	14,023	14,332
Stock-based compensation expense	1,705	1,669	2,676
Deferred income taxes	(345)	778	1,082
Real estate development expenditures	(4,304)	(10,793)	(10,030)
Real estate costs recovered upon sale	2,051	1,899	5,946
Timberland costs recovered upon sale	1,654	2,473	327
Equity in earnings of Del-Tin Fiber	(2,216)	(2,277)	(1,679)
Net increase/(decrease) in provisions for pension and other postretirement benefits	1,268	89	(183)
Decrease/(increase) in operating working capital other than cash and cash equivalents	1,559	(2,684)	1,341
Gain on involuntary conversion	—	—	(1,887)
Other changes in assets and liabilities	(763)	1,329	(4,823)

Net cash provided by operating activities	16,914	10,890	18,213

Investing activities
Capital expenditures requiring cash, excluding real estate development	(28,365)	(18,474)	(10,538)
Net change in purchased stumpage inventory	(172)	1,181	(2,603)
Advances to Del-Tin Fiber	(3,789)	(6,524)	(4,654)
Repayments from Del-Tin Fiber	5,345	6,167	3,876
Net change in funds held by trustee	189	(3,491)	(694)
Insurance proceeds from involuntary conversion	—	—	1,991
Other – net	1,020	1,156	1,629

Net cash required by investing activities	(25,772)	(19,985)	(10,993)

Financing activities
Proceeds from borrowings	23,500	35,000	19,000
Repayments of notes payable and long-term debt	(8,111)	(28,056)	(19,000)
Treasury stock purchases	(1,112)	(6,180)	(4,901)
Common stock dividends paid	(3,733)	(3,733)	(3,742)
Proceeds from stock option exercises	1,034	3,388	997
Excess tax benefits from stock-based compensation exercises	14	995	306
Other – net	(364)	(579)	(566)

Net cash provided/(required) by financing activities	11,228	835	(7,906)

Net increase/(decrease) in cash and cash equivalents	2,370	(8,260)	(686)
Cash and cash equivalents at beginning of year	2,413	10,673	11,359

Cash and cash equivalents at end of year	$4,783	2,413	10,673

Certain 2008 and 2007 real estate development expenditure amounts have been revised to conform to the 2009 presentation.

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2009, 2008, and 2007

(Thousands of dollars)

	2009	2008	2007
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, no shares issued at end of each year	$—	—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12, 813, 879 shares issued at end of each year	128	128	128

Capital in excess of par value
Balance at beginning of year	78,660	76,637	73,999
Exercise of stock options	(119)	409	142
Stock based compensation expense	1,705	1,669	2,676
Restricted stock awards	(1,859)	(1,214)	(681)
Tax effect on stock awards	(146)	1,132	413
Restricted stock forfeitures	49	27	88

Balance at end of year	78,290	78,660	76,637

Retained earnings
Balance at beginning of year	155,683	155,299	147,406
Net income	3,688	4,384	11,111
Common stock dividends declared, $.30 per share	(3,733)	(3,733)	(3,742)
Postretirement benefits, measurement date transition, net of tax	—	(267)	—
Uncertain tax positions, adoption adjustments	—	—	524

Balance at end of year	155,638	155,683	155,299

Treasury stock
Balance at beginning of year – 412,177, 425,662, and 388,682 shares, respectively	(14,400)	(12,385)	(8,932)
Shares purchased – 35,571, 129,996, and 101,914, respectively	(1,112)	(6,180)	(4,901)
Forfeited restricted stock – 1,200, 500, and 1,775 shares, respectively	(49)	(28)	(88)
Shares issued for incentive plans – 85,740, 143,981, and 66,709 shares, respectively	3,013	4,193	1,536

Balance at end of year – 363,208, 412,177, and 425,662 shares, respectively, at cost	(12,548)	(14,400)	(12,385)

Accumulated other comprehensive loss
Balance at beginning of year	(6,907)	(1,593)	(5,120)
Net change in other comprehensive income/(loss), net of income taxes	1,698	(5,299)	3,527
Postretirement benefits, measurement date transition, net of tax	—	(15)	—

Balance at end of year	(5,209)	(6,907)	(1,593)

Total stockholders’ equity	$216,299	213,164	218,086

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income/(Loss)

For the Years Ended December 31, 2009, 2008, and 2007

(Thousands of dollars)

	2009	2008	2007
Net income	$3,688	4,384	11,111

Other comprehensive income/(loss)
Items related to employee benefit plans:
Actuarial gain/(loss) arising during period	(44)	(2,368)	2,939
Gain/(loss) on plan assets	2,254	(6,260)	873
Prior service credit arising during period	—	—	1,853
Reclassification adjustment for gains/(losses) Included in net income:
Amortization of prior service cost	51	51	51
Amortization of actuarial gains	731	57	351
Amortization of plan amendment	(199)	(199)	(199)
Income tax expense/(benefit) related to items of other comprehensive income	(1,095)	3,420	(2,341)

Net change in other comprehensive income/(loss)	1,698	(5,299)	3,527

Comprehensive income/(loss)	$5,386	(915)	14,638

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 1 – Significant Accounting Policies

Description of Business — Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 448,600 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas and at Waldo in south Arkansas. In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber, L.L.C., a joint venture to manufacture and market medium density fiberboard (“MDF”).

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

Principles of Consolidation — The consolidated financial statements of Deltic Timber Corporation include the accounts of Deltic, all majority-owned subsidiaries, and any variable interest entities of which it is the primary beneficiary. Significant intercompany transactions and accounts have been eliminated.

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

Accounts Receivable — The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. The allowance is based upon review of specific receivables outstanding and considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. At December 31, 2009 and 2008, the balance in the allowance account was $68,000 and $60,000, respectively.

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

December 31, 2009

Note 1 – Significant Accounting Policies (cont.)

Investment in Del-Tin Fiber — Investment in Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), a 50 percent-owned limited liability company, is accounted for using the equity method and evaluated for possible impairment, as applicable under the requirements of FASB ASC 323, Investments – Equity Method and Joint Ventures. Cash advances to the joint venture are recorded as increases in the Company’s investment carrying value, while cash repayments received from the joint venture result in reductions in investment carrying value. (For additional information, see Note 4 – Investment in Del-Tin Fiber.)

Timber and Timberlands — Timber and timberlands, which includes timberland, fee timber, purchased stumpage inventory, and logging facilities, are stated at cost, less the cost of fee timber harvested and accumulated depreciation of logging facilities, and includes no estimated future reforestation cost. The cost of timber consists of fee timber acquired and reforestation costs which includes site preparation, seedlings, and labor. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of roads constructed and other land improvements, are depreciated using the straight-line method over a ten-year estimated life. The Company estimates its fee timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. Fee timber carrying costs, commercial thinning, silviculture and timberland management costs are expensed as incurred.

The Company classifies its timberlands and fee timber as either strategic or non-strategic. Strategic timberland including pine forest and pine plantations are prime pine sawtimber growing platforms located within or immediately adjacent to the Company sawmills’ operating regions. Deltic manages these acres using modern silviculture methods to achieve optimal volume and quality of its pine sawtimber. The Company harvests sawtimber and pulpwood in accordance with its harvest plans and generally converts sawtimber into lumber in its own sawmills and sells pulpwood in the market. Upon harvest, strategic timberlands are reforested. The Company’s timberland acquisition program is focused on the acquisition of timberland in its current operating regions. The Company considers the acquisition and the occasional sale of strategic timberlands as investing activities. The Company has legacy hardwood and other acreage which can not be harvested for conversion in Company sawmills, reforested as pine plantations, or both. These legacy timberlands have been identified as non-strategic and or higher and better use timberlands and are expected to be sold over time. The Woodlands segment manages an annual program to sell a portion of these non-strategic timberlands and or harvest hardwoods for the sale to third parties. The Company considers this program as an operating activity of its Woodlands segment.

In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, the Company enters into like-kind exchange (“LKE”) tax-deferred transactions. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to Deltic by the intermediary and are reclassified as available cash and applicable income taxes are determined. Amounts deposited with a third party towards the potential future purchase of property are included in other investments and non-current receivables in the consolidated balance sheets and as an investing activity in funds held by trustee in the consolidated statements of cash flows. At December 31, 2009 and 2008, the Company had $4.1 million and $4.3 million, respectively, of proceeds from land sales deposited with a LKE intermediary.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 1 – Significant Accounting Policies (cont.)

An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, Deltic includes the assets held by the exchange accommodation titleholder in timber and timberlands assets on the consolidated balance sheet and recognizes any income or expense attributed to the property in the consolidated income statement.

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

Revenue from the leasing of land for hunting purposes is deferred when received and subsequently recognized over the one-year lease term, which begins September 1. At December 31, 2009 and 2008, the Company had deferred hunting lease revenue totaling $1,341,000 and $1,236,000, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities. Revenue from mineral lease rental payments is deferred when received and recognized ratably over the lease term. Related royalty payments are recognized when received. At December 31, 2009 and 2008, the Company had deferred mineral lease revenue of $3,314,000 and $4,918,000, respectively of which $1,494,000 and $3,009,000 is included in other noncurrent liabilities and $1,820,000 and $1,909,000 is included in other current liabilities. Revenue from sales of timberland and real estate is recorded when the sale is closed and legal title is transferred and the buyer’s initial and continuing investment is adequate, which is generally at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between the financial statement carrying

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 1 – Significant Accounting Policies (cont.)

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

Property Taxes — Property taxes applicable to the Company’s assets are estimated and accrued in the period of assessment. At December 31, 2009 and 2008, the Company had accrued property tax expense totaling $1,649,000 and $1,596,000, respectively, reflected in the consolidated balance sheet in accrued taxes other than income taxes.

Share-Based Compensation — The Company applies a fair value-based measurement method in accounting for share-based payment transactions with employees, recognizing the cost as the services are performed. (For additional information, see Note 16 – Incentive Plans.)

Pensions and Other Postretirement Benefits — The Company sponsors both a qualified and a nonqualified, noncontributory, defined benefit retirement plan that cover substantially all employees. Benefits are based on years of service and final career-average-pay formulas as defined by the plans. The qualified plan is funded to accumulate sufficient assets to provide for accrued benefits. The nonqualified plan, a supplemental executive plan, is not funded; payments to retirees due under this plan are made on a monthly basis.

The Company also sponsors a defined benefit health care plan and a life insurance benefit plan for substantially all retired employees. The Company measures the costs of its obligations for these plans based on its health care cost trends and actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, and turnover rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income/(loss) and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

Net periodic costs are recognized as employees render the services necessary to earn these post retirement benefits. In 2008, the date for measuring plan assets and obligations was changed from September 30 to December 31. The net periodic benefit cost for the period of October 1, 2007, through December 31, 2008, was based on a measurement date of September 30, 2007. The net periodic benefit cost for the period of October 1, 2007 through December 31, 2007, was reflected as an adjustment to retained earnings on December 31, 2008. The impact of this adjustment was a $267,000 reduction to retained earnings, net of taxes and a $15,000 reduction to accumulated other comprehensive loss, net of tax. (For additional information, see Note 15 – Employee and Retiree Benefit Plans.)

Advertising Costs — Advertising costs, primarily related to marketing efforts for the Company’s real estate developments, are expensed as incurred. These costs amounted to $987,000 in 2009, $1,198,000 in 2008, and $1,148,000 in 2007, and are reflected in the consolidated statements of income.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 1 – Significant Accounting Policies (cont.)

Capitalized Interest — The Company capitalizes interest for qualifying assets during construction by applying the Company’s capitalization rate to the average amount of accumulated expenditures for the asset during the period. Interest is most often capitalized as an indirect cost for real estate development in the Company’s real estate operations. (For additional information, see Note 17 – Supplemental Cash Flows Disclosures.)

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

Earnings per Common Share — Basic earnings per share is computed using the two-class method and is based on earnings available to common shareholders (net income/(loss) less accrued preferred dividends, if any) and the weighted average number of common shares outstanding. The diluted earnings per share amounts are computed based on earnings available to common shareholders and the weighted average number of common shares outstanding, including shares assumed to be issued under the Company’s stock incentive plans using the treasury method, unless antidilutive. (For a reconciliation of amounts used in per share computations, see Note 18 – Earnings per Share.)

Shipping and Handling Costs — Shipping and handling costs, such as freight to our customers’ destinations, are included in cost of sales in the Company’s consolidated statements of income. These costs, when included in the amount invoiced to customers, are also recognized in net sales.

Off-Balance Sheet Arrangements — The Company evaluates its transactions to determine if any variable interest entities exist. If it is determined that Deltic is the primary beneficiary of a variable interest entity, that entity is consolidated into Deltic’s financial statements.

Impact of Recent Accounting Pronouncements — On July 1, 2009, the FASB “Codification of U.S. GAAP,” (the “Codification”) became the sole source of authoritative non-governmental U.S. GAAP. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009. The Codification is not intended to change U.S. GAAP. The Codification will change the way companies reference U.S. GAAP in financial statements and in their accounting policies.

Effective January 1, 2009, certain unvested share-based payment awards (e.g. restricted stock) that contain nonforfeitable rights to dividends or dividend equivalents are to be included in the computation of Earnings Per Share (“EPS”) using the two-class method and requires a retrospective adjustment for all prior-period EPS data. This change to the calculation of EPS did not have a material impact on the Company’s consolidated financial statements. (Additional information concerning EPS can be found in Note 18 – Earnings Per Common Share.)

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 165, “Subsequent Events,” now included in the FASB Codification Topic 855. Accounting Standards Codified (“ASC”) 855 is effective for periods ending after June 15, 2009, for the Company. This standard establishes the period after the balance sheet during which

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 1 – Significant Accounting Policies (cont.)

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

In December 2008, the FASB issued new guidance requiring expanded disclosures about the assets of the Company’s pension and postretirement benefit plans. (Additional information can be found in Note 15 – Employee and Retiree Benefit Plans.)

Subsequent events – The Company has evaluated subsequent events through the date the financial statements were issued.

Reclassifications – Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the 2009 presentation.

Note 2 – Inventories

Inventories at December 31 consisted of the following:

(Thousands of dollars)	2009	2008
Logs	$1,367	2,264
Lumber	4,211	3,938
Materials and supplies	339	309

	$5,917	6,511

The Company utilizes the lower of cost or market basis for determining inventory-carrying values. Lumber inventory amounts at December 31, 2009 and 2008 are stated at lower of cost or net realizable value.

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31 consisted of the following:

(Thousands of dollars)	2009	2008
Short-term deferred tax assets	$1,989	2,031
Refundable income taxes	353	1,543
Prepaid expenses	216	239
Other current assets	284	410

	$2,842	4,223

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 4 – Investment in Del-Tin Fiber

Deltic owns 50 percent of the membership of Del-Tin Fiber, which operates a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas.

At December 31, 2009 and 2008, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $16,580,000 and $16,854,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin. The equity in earnings of Del-Tin recognized by the Company exceeds its ownership percentage of Del-Tin’s earnings because the difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary.

Cumulative net losses for Del-Tin Fiber have amounted to $81,379,000, of which $40,689,000 is the Company’s share. As of December 31, 2009, the Company has contributed $89,790,000 to Del-Tin Fiber. During 2009, 2008, and 2007 repayments of $5,345,000, $6,167,000, and $3,876,000, respectively, were received from Del-Tin.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber, which included both a five-year term loan and a long-term bond obligation. In connection with the bond obligation, Del-Tin has issued a letter of credit in support of the bond obligation and both Deltic and the other joint venture partner agreed to guarantee Del-Tin’s performance under the letter of credit at inception. The Company’s guarantee under the letter of credit expires on August 31, 2011. In connection with the issuance of Deltic’s original guarantee of the letter of credit, the fair value of the guarantee of the bonds was determined to be de minimus. In reviewing the payment/performance risk associated with this guarantee, Deltic continues to consider the risk minimal based on Del-Tin’s balance sheet, past performance, and length of time remaining on the guarantee.

The Company’s guarantee of the $30,000,000, five-year term loan expired in September of 2009. The Company had previously estimated the fair value of this guarantee to be $3,450,000 at inception. The fair value was amortized over the life of the guarantee and was zero as of September 30, 2009.

Under the operating agreement, Del-Tin Fiber’s employees operate the plant. Deltic has committed to provide a portion of the plant’s fiber and wood fuel supply at market prices. During 2009, 2008, and 2007, Deltic sold Del-Tin Fiber approximately $4,457,000, $4,593,000, and $3,772,000, respectively, of these lumber manufacturing by-products. As of December 31, 2009 and 2008, the Company had a receivable from Del-Tin Fiber of $156,000 and $31,000, respectively.

In performing the respective impairment evaluations, the Company’s management made a number of estimates and assumptions related to future operating results for Del-Tin Fiber, the sale of its ownership interest, the expected selling price for its investment if sold, and the ability to refinance the joint venture’s long-term debt. The management of Del-Tin Fiber has performed evaluations of possible impairment of the long-lived assets of the plant, as applicable. To date, these analyses have indicated that no impairment exists at the Del-Tin Fiber level.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 4 – Investment in Del-Tin Fiber (cont.)

Del-Tin Fiber’s financial position at year-end January 2, 2010 and January 3, 2009, and results of operations for years of 2009 and 2008 consisted of the following:

(Thousands of dollars)	2009	2008
Condensed Balance Sheet Information
Current assets	$7,396	8,290
Property, plant, and equipment – net	75,438	79,195
Other noncurrent assets	63	130

Total assets	$82,897	87,615

Current liabilities	$2,528	6,983
Long-term debt	29,000	29,000
Members’ capital	51,369	51,632

Total liabilities and members’ capital	$82,897	87,615

Condensed Income Statement Information
Net sales	$54,573	66,474

Costs and expenses
Cost of sales	43,826	53,997
Depreciation	4,465	5,160
General and administrative expenses	2,078	2,289
Loss on asset disposition	90	29

Total costs and expenses	50,459	61,475

Operating income	4,114	4,999
Interest income	—	11
Interest and other debt expense	(1,124)	(1,988)
Other income	125	—

Net income	$3,115	3,022

Note 5 – Timber and Timberlands

Timber and timberlands at December 31 consisted of the following:

(Thousands of dollars)	2009	2008
Purchased stumpage inventory	$2,449	2,277
Timberlands	92,032	83,816
Fee timber	224,002	207,357
Logging facilities	2,301	2,147

	320,784	295,597
Less accumulated cost of fee timber harvested and facilities depreciation	(94,096)	(89,422)

Strategic timber and timberlands	226,688	206,175
Non-strategic timber and timberlands	2,205	3,860

	$228,893	210,035

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 5 – Timber and Timberlands (cont.)

In 1999, the Company initiated a program to identify non-strategic timberlands for possible sale. As of December 31, 2009 and 2008, approximately 6,000 and 10,000 acres of non-strategic timberlands were available for sale, respectively. Included in the Woodlands operating income are gains from sales of non-strategic hardwood bottomland of $5,917,000 and $6,198,000 in 2009 and 2008, respectively.

Cost of fee timber harvested amounted to $4,613,000, $5,798,000, and $5,932,000 in 2009, 2008, and 2007, respectively. Depreciation of logging facilities was $61,000, $48,000, and $39,000 for the years 2009, 2008, and 2007, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at December 31 consisted of the following:

(Thousands of dollars)	Range of Useful Lives	2009	2008
Land	N/A	$125	125
Land improvements	10-20 years	5,463	5,194
Buildings and structures	10-20 years	11,056	10,722
Machinery and equipment	3-15 years	94,993	95,226

		111,637	111,267
Less accumulated depreciation		(77,751)	(72,610)

		$33,886	38,657

Depreciation of property, plant, and equipment charged to operations was $7,943,000, $8,177,000, and $8,361,000 in 2009, 2008, and 2007, respectively. Gains/(losses) on disposals or retirements of assets included in operating income were $45,000, $(64,000), and $1,889,000 in 2009, 2008, and 2007, respectively. In 2007, the Company disposed of assets in the amount of $1,887,000 due to an involuntary conversion. (For additional information, see Note 20 – Business Interruption and Involuntary Conversion.)

Note 7 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at December 31 consisted of the following:

(Thousands of dollars)	2009	2008
Deferred revenues – current	$3,614	3,661
Vacation accrual	938	915
Deferred compensation	1,054	1,398
All other current liabilities	1,375	1,541

	$6,981	7,515

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 8 – Other Noncurrent Liabilities

Other noncurrent liabilities at December 31 consisted of the following:

(Thousands of dollars)	2009	2008
Accumulated postretirement benefit obligation	$8,355	8,188
Excess retirement plan	3,729	3,176
Accrued pension liability	8,877	11,129
Deferred revenue – long-term portion	1,494	3,009
Uncertain tax positions liability	1,895	1,315
All other noncurrent payables	1,782	1,516

	$26,132	28,333

Note 9 – Credit Facilities

The Company has an agreement with SunTrust Bank and other banks which provide an unsecured and committed revolving credit facility totaling $300,000,000, which includes a $50,000,000 letter of credit feature and expires on September 9, 2012. At December 31, 2009 and 2008, $49,000,000 and $32,500,000, respectively, was outstanding and included in long-term debt. As of December 31, 2009 and 2008, $251,000,000 and $267,500,000, respectively, were available in excess of all borrowings outstanding under or supported by the respective facilities. No letters of credit supported by the facility were present at December 31, 2009 and 2008. Borrowings under the current agreement bear interest at a base rate or an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company’s total debt to capital ratio. The agreement contains certain restrictive financial covenants, including a leverage ratio of no greater than .65 to 1.0, minimum timber market value greater than 175 percent of outstanding total senior indebtedness, a fixed charge ratio coverage, limitations on the incurrence of debt and a minimum consolidated net worth of the sum of $165,000,000, plus 50 percent of cumulative consolidated net income from April 1, 2005. Fees associated with the current revolving credit facility include a commitment fee of .10 to .25 percent per annum on the unused portion of the committed amount. The Company incurred aggregate costs of $1,252,000 related to the securing of the current facility, which were deferred and are being amortized as additional interest expense over the term of the agreement.

The Company may also borrow up to $1,000,000 under a short-term credit facility with BancorpSouth. The agreement expires December 10, 2010, with annual renewal. The amount available to the Company under this facility is reduced by any borrowings by Deltic. As of December 31, 2009 and 2008, Deltic had no borrowings outstanding under this line of credit, resulting in $1,000,000 available to the Company. Borrowings bear interest based upon the New York Prime rate. Deltic also has an agreement with BancorpSouth which provides a $2,000,000 letter of credit facility. Amounts available to the Company under the facility are reduced by any letters of credit issued on behalf of the Company. Outstanding letters of credit as of December 31, 2009 and 2008 were $490,000 and $499,000, respectively, which left $1,510,000 in 2009 and $1,501,000 in 2008, available to Deltic.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 10 – Indebtedness

The Company’s indebtedness at December 31 consisted of the following:

(Thousands of dollars)	2009	2008
Notes payable, .86%*, due 2012 (See Note 9)	$49,000	32,500
Senior notes payable, 6.10%, due 2016	40,000	40,000
Senior notes payable, 6.01%, due 2010-2012	3,333	4,444

	92,333	76,944
Less: Current maturities of long-term debt	1,111	1,111

Long-term debt at December 31	$91,222	75,833

*	Weighted average interest rate at December 31, 2009.

The Company has private placement debt of $40,000,000 of Series A Senior Notes (“Notes”) with Pacific Coast Farm Credit, a division of American AgCredit due and payable December 18, 2016. The interest rate for the Notes remained the same as under the 1998 agreement (6.66 percent) through December 18, 2008, and after such date the interest rate was reduced to 6.10 percent for the balance of the term of the Notes. No installment payments are required, but the terms allow for prepayments at the option of the Company. The agreement contains certain restrictive financial covenants, including a minimum consolidated net worth of the sum of $175,567,000, plus 50 percent of net income accrued during each quarter thereafter commencing after December 31, 2006, plus 100 percent of the net proceeds from any public or private offering of common or preferred stock of the company, a maximum funded debt/capitalization ratio of .6 to 1, a fixed charge coverage ratio of not less than 2.5 to 1, and to maintain a timber market value greater than 200 percent of outstanding total senior indebtedness.

The Company has private placement debt of $3,333,000 of senior notes with Modern Woodmen of America. These unsecured notes have a fixed stated interest rate of 6.01 percent and ultimately mature on December 20, 2012. Semiannual installments of $555,000, or such lesser amount as shall be outstanding, were required beginning on December 20, 2008. The note terms allow for prepayment at the option of the Company in an amount of not less than five percent of the principal amount outstanding at the time of any prepayment. The agreement contains the same restrictive financial covenants, as the Series A Senior Notes. The Company incurred $55,000 of costs related to the issuance and amendment of these notes, which are deferred and are being amortized as additional interest expense over the term of the underlying debt.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 10 – Indebtedness (cont.)

The table below sets forth selected covenants of the credit facility and Senior Notes Payable and the status with respect to these covenants as of December 31, 2009 and 2008.

	Covenants Requirements	Actual Ratios at Dec. 31, 2009	Actual Ratios at Dec. 31, 2008
Leverage ratio should be less than:	.65 to 1	.332 to 1	.307 to 1

Fixed charge coverage ratio should be greater than:	2.5 to 1	5.14 to 1	4.48 to 1

Minimum timber market value must be greater than 175% of total senior indebtedness, presented as a ratio:	1.75 to 1	3.97 to 1	4.69 to 1

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

The scheduled maturities of long-term debt for the next five years are $1,111,000 in 2010, $1,111,000 in 2011, $50,111,000 in 2012, and none in 2013. (For additional information regarding financial instruments, see Note 9 – Credit Facilities and Note 13 – Fair Value of Financial Instruments.)

Note 11 – Income Taxes

The components of income tax expense/(benefit) related to income from operations for the years ended December 31, 2009, 2008, and 2007 are as follows:

(Thousands of dollars)	2009	2008	2007
Federal
Current	$1,142	(170)	4,985
Deferred	(251)	2,031	854

	891	1,861	5,839
State
Current	275	380	1,259
Deferred	(94)	(1,253)	228

Total	$1,072	988	7,326

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 11 – Income Taxes (cont.)

The following table provides a reconciliation of the Company’s income tax expense/(benefit) at the statutory U.S. federal rate of 35% to the actual income tax expense/(benefit) for the years ended December 31, 2009, 2008, and 2007.

(Thousands of dollars)	2009	2008	2007
U.S. Federal income tax using statutory tax rate	$1,666	1,880	6,453
State tax, net of federal tax benefit	74	376	1,041
Permanent differences	(8)	(77)	16
Tax effects resulting from:
Recognition of state NOL carry forward available to offset uncertain tax liabilities	188	(1,290)	—
Tax rate changes on timber gains	(718)	—	—
Other	(130)	99	(184)

Income tax provision as reported	$1,072	988	7,326

The Company’s deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008, consisted of the following:

(Thousands of dollars)	2009	2008
Deferred tax assets
Investment in real estate held for development and sale	$13,933	15,424
Postretirement and other employee benefits	11,610	12,597
Other deferred tax assets	4,733	4,912

Total deferred tax assets	30,276	32,933

Deferred tax liabilities
Investment in Del-Tin Fiber	(5,726)	(5,818)
Timber and timberlands	(23,243)	(21,073)
Property, plant, and equipment	(4,571)	(5,449)
Other deferred tax liabilities	(195)	(3,320)

Total deferred tax liabilities	(33,735)	(35,660)

Net deferred tax liabilities	$(3,459)	(2,727)

In assessing the realizability of deferred tax assets, Deltic’s management considers whether it is more likely than not that some portion or all of the Company’s total deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets at December 31, 2009, as reductions of future taxable income or by utilizing available tax planning strategies. However, the amount of the net deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 11 – Income Taxes (cont.)

Unrecognized tax benefits represent potential future funding obligations to taxing authorities if uncertain tax positions the Company has taken, primarily on previously filed state income tax returns, are not sustained. Liabilities established for unrecognized tax benefits may not be combined with deferred tax assets or liabilities, however, when the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results (or resulted) in the recognition of a deferred tax asset for an NOL for that year and such NOL has not yet been utilized, net presentation is appropriate. The Company has elected net presentation for state NOL’s not yet utilized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding both interest and any related federal benefits) is as follows:

(Thousands of dollars)
Balance at January 1, 2008	$1,382
Increases related to current year tax positions, net of net operating loss carryforward not utilized of $3,300,000	336
Lapse of statute	(60)

Balance at December 31, 2008	1,658
Increases related to current year tax positions	221
Increases related to prior year tax positions	102
Lapse of statute	(43)

Balance at December 31, 2009	$1,938

A discrete event occurred in 2008 related to expiration of the statute of limitations on a state return for the 2004 tax year in which approximately $24,000,000 of previously unrecognized state NOL carryforwards became available to offset future liabilities from uncertain tax positions. This event resulted in the Company recognizing a deferred tax benefit of $1,293,000. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $1,749,000 for 2009 would benefit the effective tax rate. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. The Company had approximately $17,000 and $29,000 accrued in deferred revenue and other accrued liabilities for interest and penalties at December 31, 2009 and 2008, respectively.

Effective May 22, 2008, the Food, Conservation and Energy Act of 2008, which included provisions reducing the tax rate on qualified timber sales from 35 percent to 15 percent, became effective for one year ending May 22, 2009. Deltic will pay a lower rate of federal income tax on the lesser of qualifying gains on timber harvests for which they elect capital gain treatment or total taxable income for 2009. No significant benefit was recognized in 2008 as the Company filed an operating loss carryback claim for the year.

The Company is no longer subject to federal and state income tax examination by tax authorities for years before 2006.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

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

Note 13 – Fair Value of Financial Instruments

Fair Value Measurement Accounting establishes a fair value hierarchy based on the quality of inputs used to measure fair value, with level 1 being the highest quality and level 3 being the lowest quality. Level 1 inputs are quoted prices in active markets on identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1. Level 3 inputs are unobservable inputs which reflect assumptions about pricing by market participants.

Information pertaining to the fair value of the pension plan assets is found in Note 15 – Employee and Retiree Benefit Plans.

Following is a description of the valuation methodologies used for liabilities measured at fair value.

Nonqualified employee savings plan: Consists of mutual funds, which are valued at the net asset value of shares held by the plan at year-end, at quoted market prices.

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at December 31, 2009 are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Liabilities) Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2009	Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$699	699	—	—

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 13 – Fair Value of Financial Instruments (cont.)

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2009 and 2008. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	2009		2008
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$92,333	94,975	76,944	100,592
Guarantees	—	—	518	518

Long-term debt, including current maturities — The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

Guarantees — The carrying amount approximates its fair value.

Note 14 – Concentration of Credit Risks

Financial instruments which potentially subject the Company to credit risk are trade accounts receivable. These receivables normally arise from the sale of wood products and real estate. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company’s customer base. No single recurring customer accounted for a significant amount of the Company’s sales of wood products or real estate in 2009, 2008, or 2007. At December 31, 2009 and 2008, there were no significant accounts receivable from a single customer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to support accounts receivable.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 15 – Employee and Retiree Benefit Plans

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed. The life insurance plan is noncontributory. The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2009 and 2008.

	Funded Qualified Retirement Plan		Unfunded Nonqualified Retirement Plan		Other Postretirement Plans
(Thousands of dollars)	2009	2008	2009	2008	2009	2008
Change in projected benefit obligation
Benefit obligation at beginning of period	$26,732	22,507	3,411	3,049	8,691	8,163
Service cost	1,106	1,158	112	129	323	277
Interest cost	1,586	1,753	197	230	477	564
Participant contributions	—	—	—	—	74	80
Actuarial (gain)/loss	(710)	2,282	494	327	(450)	(241)
Benefits paid	(860)	(968)	(249)	(324)	(383)	(152)

Benefit obligation at end of period	$27,854	26,732	3,965	3,411	8,732	8,691

Change in plan assets
Fair value of plan assets at beginning of period	$15,603	19,665	—	—	—	—
Actual return on plan assets	2,833	(5,043)	—	—	—	—
Employer contributions	1,500	2,048	249	324	309	72
Participant contributions	—	—	—	—	74	80
Benefits paid	(860)	(968)	(249)	(324)	(383)	(152)
Expenses	(99)	(99)	—	—	—	—

Fair value of plan assets at end of period	$18,977	15,603	—	—	—	—

Funded status of plans	$(8,877)	(11,129)	(3,965)	(3,411)	(8,732)	(8,691)

Assumptions
Weighted average discount rate	5.95%	6.01%	5.95%	6.01%	5.86%	6.10%
Rate of compensation increase	5.00%	5.50%	5.00%	5.50%	N/A	N/A

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 15 – Employee and Retiree Benefit Plans

	Funded Qualified Retirement Plan		Unfunded Nonqualified Retirement Plan		Other Postretirement Plans
(Thousands of dollars)	2009	2008	2009	2008	2009	2008
Amounts recognized in the balance sheet
Current liability	$—	—	(236)	(235)	(377)	(503)
Noncurrent liability	$(8,877)	(11,129)	(3,729)	(3,176)	(8,355)	(8,188)
Deferred income taxes – net	$3,083	4,260	499	319	(240)	(142)
Accumulated other comprehensive (income)/loss	$4,778	6,601	774	495	(343)	(190)

Amounts recognized in accumulated other comprehensive (income)/loss
Net unrecognized loss	$7,766	10,705	1,324	904	457	1,117
Unrecognized prior service cost/(credit)	95	156	(51)	(90)	—	—
Plan amendment	—	—	—	—	(1,040)	(1,449)
Tax effects	(3,083)	(4,260)	(499)	(319)	240	142

	$4,778	6,601	774	495	(343)	(190)

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

(Thousands of dollars)	2009	2008	2007
Funded qualified retirement plan
Service cost	$1,106	927	1,042
Interest cost	1,586	1,402	1,288
Expected return on plan assets	(1,190)	(1,495)	(1,246)
Amortization of prior service cost	62	62	62
Amortization of actuarial loss	685	—	201

Net periodic benefit cost	$2,249	896	1,347

Unfunded nonqualified retirement plan
Service cost	112	104	138
Interest cost	197	184	175
Amortization of prior service credit	(11)	(11)	(11)
Amortization of actuarial loss	46	22	41

Net periodic benefit cost	$344	299	343

Other postretirement benefits
Service cost	323	276	292
Interest cost	477	487	451
Amortization of plan amendment	(199)	(199)	(199)
Amortization of actuarial cost	—	35	109

Net periodic benefit cost	$601	599	653

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 15 – Employee and Retiree Benefit Plans (cont.)

	2009	2008	2007
Assumptions – pension plans
Weighted average discount rate	6.01%	6.33%	5.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	5.50%	4.60%	5.28%

Assumptions – other postretirement
Weighted average discount rate	6.10%	6.25%	5.50%

Other changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss
Funding after measurement date	$—	(641)	325
Net unrecognized loss/(gain)	(2,210)	9,269	(4,137)
Unrecognized prior service (credit)	(51)	(51)	(51)
Actuarial gain	(731)	(57)	(351)
Plan amendment	199	199	(1,654)
Tax effect of changes	1,095	(3,420)	2,341

Total recognized in other comprehensive (income)/loss	$(1,698)	5,299	(3,527)

The estimated net loss and net prior service cost for the defined benefit and supplemental retirement pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $513,000 and $7,000, respectively. The estimated net loss and plan amendment for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $14,000 and $199,000, respectively.

The accumulated benefit obligation for the Company’s retirement plans were $25,526,000 at December 31, 2009 and $23,809,000 at December 31, 2008.

The discount rate assumption used by the Company to measure benefit obligations and net periodic expenses is based on the estimated interest rate at which the benefit obligations of its plans can be settled. For 2009 and 2008, the Company used a discount rate durational study of Other Postretirement Employee Benefit (“OPEB”) liabilities to determine an appropriate discount rate.

To develop the expected long-term rate of return on asset assumption, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium allocated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted, based on the target asset allocation, to develop the expected long-term rate of return on asset assumption for the portfolio. The returns were adjusted to account for plan expenses. This resulted in the selection of the 7.50 percent assumption.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 15 – Employee and Retiree Benefit Plans (cont.)

Funded plan — The assets of the defined benefit plan, the “Plan,” are contained in a trust, sponsored by Deltic, and administered by a trustee appointed by the Company’s Pension Investment and Employees Benefits Committee.

The investment policy of the Plan is to achieve growth with the preservation of principal. To achieve the goal of growth of plan assets (excluding contributions and withdrawals) at a rate that exceeds inflation, a balanced portfolio consisting of equities, fixed income, and cash equivalents is maintained. The components of the portfolio must be securities that have readily available prices and can be sold easily without significantly impacting the price of the securities. The minimum and maximum asset allocation levels, at market, for large cap equity is 40 to 60 percent, small cap equity is 5 to 15 percent, international equity is zero to 20 percent, fixed income is 30 to 55 percent, and up to 5 percent in cash equivalents.

The following types of securities are permitted in the Plan.

Equities	–	Common stocks, preferred stocks, convertible preferred stocks, convertible bonds, and American depository receipts.

Fixed income	–	U.S. government securities, corporate bonds, U.S. government agencies, and mortgage-backed security issues.

Cash equivalents	–	U.S. government securities.

Not more than 2.5% of the market value of Plan assets may be held in the securities of any single issuer with the exception of the U.S. government or its agencies. As of December 31, 2009, less than three percent of the total market value of the Plan assets were invested in mortgage-backed securities issues.

Following is a description of the valuation methodologies used for retirement plan assets measured at fair value.

Common stock, preferred securities, and exchange-traded funds: Valued at the closing price reported on the active market on which the individual securities are traded.

Mutual funds and proprietary funds: Valued at the net asset value (“NAV”) of shares held by the plan at year-end, at quoted market prices.

Corporate debt obligations and U.S. government and agency securities: Valued using quoted prices for similar assets in active markets; pricing models that utilize trade, bid and other market information; or benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 15 – Employee and Retiree Benefit Plans (cont.)

Money market funds: Valued at par, which approximates fair value.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level within the fair value hierarchy, the Plan’s investments at fair value as of December 31, 2009.

(Thousands of dollars)	December 31, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Liabilities) Inputs	Significant Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Plan assets
Equities-Common stocks	$11,140	11,140	—	—
Convertible preferred securities	14	14	—	—
U.S. Government obligations	4,939	4,396	543	—
Mutual Funds	597	597	—	—
Corporate obligations	1,710	227	1,483	—
Short-term – U.S. Govt Money Market	557	557	—	—
Cash	20	20	—	—

Total plan assets at fair value	$18,977	16,951	2,026	—

The amount of projected expense of the qualified retirement plan is expected to be $1,800,000 for 2010. The current funding status of the qualified retirement plan is expected to require the Company to make a contribution during 2010 of approximately $1,500,000. Deltic expects to contribute $236,000 in 2010 to fund benefits to be paid from its nonqualified retirement plan. Estimated benefits to be paid from the retirement plans amount to $1,115,000 in 2010; $1,228,000 in 2011; $1,300,000 in 2012; $1,398,000 in 2013; $1,523,000 in 2014; and $8,798,000 in the period 2015 through 2019.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 15 – Employee and Retiree Benefit Plans (cont.)

Other Postretirement Benefits — The Company sponsors a plan that provides comprehensive healthcare benefits (supplementing Medicare benefits for those eligible) and life insurance benefits for retired employees. Costs are accrued for this plan during the service lives of covered employees. Retirees contribute a portion of the self-funded cost of healthcare benefits and the Company contributes the remainder. The Company pays premiums for life insurance coverage arranged through an insurance company. The health care plan is funded on a pay-as-you-go basis. The Company retains the right to modify or terminate the benefits and/or cost sharing provisions.

Estimated benefit payments to be paid by the Company for other postretirement benefits amount to $377,000 in 2010; $395,000 in 2011; $413,000 in 2012; $433,000 in 2013; $453,000 in 2014; and $2,580,000 in the period 2015 through 2019. The Company expects to contribute approximately $400,000 to its other postretirement benefit plans in 2010. Effective January 1, 2007, Deltic no longer offers prescription drug coverage under its other postretirement benefits plan to post-65 retirees.

In determining the benefit obligation for health care at December 31, 2009, health care inflation cost was assumed to increase at an annual rate of five percent in 2010. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point increase in the assumed health care cost trend would increase the aggregate service and interest cost components of periodic benefit cost for 2010 by $113,000 and the benefit obligation by $1,173,000, while a one percentage-point decrease in the assumed rate would decrease the 2010 cost components by $93,000 and the benefit obligation by $967,000.

Thrift Plan — Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s allotment. Company contributions to this plan were $522,000 in 2009, $591,000 in 2008, and $589,000 in 2007.

Note 16 – Incentive Plans

Stock Incentive Plan

On April 25, 2002, the Company’s shareholders approved the Deltic Timber Corporation 2002 Stock Incentive Plan (“the 2002 Plan”). The 2002 Plan replaced the 1996 Stock Incentive Plan (“the 1996 Plan”), which was terminated. At December 31, 2009, remaining outstanding options under the 1996 Plan totaled 750 shares, all of which were exercisable. Outstanding options under the 1996 Plan will expire February 15, 2011, if not exercised and have an exercise price of $23.875 based on the fair market value at date of grant.

The 2002 Plan permits annual awards of shares of the Company’s common stock to executives, other key employees, and nonemployee directors. Under the plan, the Executive Compensation Committee (“the Committee”) is authorized to grant: (1) stock options; (2) restricted stock and restricted stock units; (3) performance units; and (4) other stock-based awards, including stock appreciation rights and rights to dividends and dividend equivalents. The number of shares available for issuance under the 2002 Plan is 1,800,000 shares unless adjustment is determined necessary by the Committee as the result of dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At December 31, 2009, 1,156,012 of these 1,800,000 shares were available for award under the 2002 Plan. No participant in the 2002 Plan may receive options and

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 16 – Incentive Plans (cont.)

stock appreciation rights in any calendar-year that relates to more than 50,000 shares, and the maximum number of shares, which may be awarded as restricted stock and restricted stock units or other stock-based awards are 180,000 shares. The Company has a policy of issuing treasury stock to satisfy all share-based incentive plans.

Under the fair value recognition provisions for share-based payments, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of stock options granted, are determined using a binomial model. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant. Restricted stock performance units are valued using the Monte Carlo simulation. Compensation cost is recognized on a straight-line basis over the requisite service period. The benefits of tax deductions in excess of recognized compensation cost is to be reported as a financing cash flow.

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

The Company uses historical volatility over a ten-year trading life to determine volatility assumptions. Risk-free interest rates are based on historical rates and forward-looking factors. The expected dividend yield is based on the Company’s average dividend yield from 2004 to 2008. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors. The expected option term is based on the term of the option and historical exercise and expiration experience.

Assumptions for the 2009, 2008, and 2007 valuation of stock options and restricted stock performance units consisted of the following:

	2009	2008	2007
Expected term of options (in years)	6.27	6.27	6.27
Weighted expected volatility	32.05%	29.86%	28.72%
Dividend yield	0.63%	0.63%	0.64%
Risk-free interest rate performance restricted shares	1.47%	2.62%	4.76%
Risk-free interest rate - options	2.60%	3.67%	4.76%
Stock price as of valuation date	$34.41	51.37	52.94
Restricted performance share valuation	$43.48	53.49	55.97

The consolidated statements of income for the years ended December 31, 2009, 2008, and 2007 included $1,705,000, $1,669,000, and $2,676,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 16 – Incentive Plans (cont.)

Stock Options — For each option granted under the 2002 Plan, the Committee fixes the option price at not less than fair market value on the date of the grant and the option term, not to exceed 10 years from date of grant. The resulting fixed stock-based compensation cost was recognized over the vesting period for these options. Options granted after 1998 have been for ten years and nonqualified. All outstanding options have an option price not less than the market value on the grant date, with a range in option prices of $23.875 to $57.03 per share. For all options granted since 2003, one-fourth vest after each one-year period over the subsequent four years from issuance.

A summary of stock options as of December 31, 2009, and changes during the year ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000)
Outstanding at January 1, 2009	165,714	$42.56

Granted	38,281	34.41
Exercised	(33,403)	30.96
Forteited/expired	(1,678)	45.63

Outstanding at December 31, 2009	168,914	$42.97	6.5	$1,080

Exercisable at December 31, 2009	89,299	$41.99	5.0	$636

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2009, 2008, and 2007 was $11.74, $16.46, and $15.78, respectively. The intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $383,000, $2,882,000, and $1,095,000, respectively. At December 31, 2009, there was $772,000 of unrecognized compensation cost related to unvested stock options. The weighted average period remaining to vest is 1.4 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 16 – Incentive Plans (cont.)

Additional information about stock options outstanding at December 31, 2009, consisted of the following:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options	Average Life in Years	Average Exercise Price	Number of Options	Average Exercise Price
$20.00—$25.00	10,750	3.0	$24.28	10,750	$24.28
$26.00—$30.00	15,000	2.1	29.30	15,000	29.30
$31.00—$35.00	45,869	8.1	34.08	8,190	32.57
$41.00—$45.00	19,761	5.1	44.36	19,761	44.36
$51.00—$55.00	67,534	7.1	52.54	30,598	52.96
$56.00—$58.00	10,000	7.7	57.03	5,000	57.03

	168,914	6.5		89,299

Restricted Stock and Restricted Stock Units – The Committee may grant restricted stock and restricted stock units to selected employees, with conditions to vesting for each grant established by the Committee. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason.

A summary of unvested restricted stock as of December 31, 2009, and changes during the year then ended are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2009	65,199	$50.43

Granted	22,121	34.41
Vested	(15,795)	44.07
Forfeited	(562)	45.26

Unvested at December 31, 2009	70,963	$46.89

As of December 31, 2009, there was $1,336,000 of unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.8 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 16 – Incentive Plans (cont.)

Performance Units — Performance units granted under the 2002 Plan may be denominated in cash, common shares, other securities, other awards allowed under the 2002 Plan, or other property and shall confer on the holder thereof rights valued as determined by the Committee and payable to, or exercisable by, the holder, in whole or in part, upon achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the 2002 Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance unit granted, and any payment or transfer to be made pursuant to any performance unit shall be determined by the Committee. During 2009, 2008, and 2007, the Company issued performance units in the form of restricted stock with specified performance requirements. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason.

A summary of unvested restricted stock performance units as of December 31, 2009, and changes during the year then ended are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2009	46,495	$51.50

Granted	16,040	43.48
Vested	(15,023)	44.07
Forfeited	(638)	50.40

Unvested at December 31, 2009	46,874	$51.15

As of December 31, 2009, there was $1,017,000 of unrecognized compensation cost related to unvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 16 – Incentive Plans (cont.)

Incentive Compensation Plan

Cash Awards — The Company has an incentive compensation plan that provides for annual cash awards to officers and key employees based on actual results for a year compared to objectives established by the Executive Compensation Committee, which administers the Plan, at the beginning of that year. The Company recorded expenses for cash incentive awards of $299,000, $328,000, and $825,000, in 2009, 2008, and 2007, respectively. The Company had accrued provisions for cash incentive awards totaling $285,000 and $303,000 at December 31, 2009 and 2008, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities.

Note 17 – Supplemental Cash Flows Disclosures

The Company has changed the cash flow classification of operating activities to include real estate development capital expenditures. Previously, real estate development capital expenditures were reported as investing activities. The Company believes that this classification is preferable because the cash inflows and cash outflows associated with real estate assets held for sale should be classified in a consistent manner and that classification within operating activities better reflects the fact that these cash outflows are directly related to the Company’s operations of developing and selling real estate. Certain accounts in the prior-year statement of cash flow have been revised for comparative purposes to conform to the presentation in the current-year financial statements. The 2008 and 2007 amounts have been revised to conform to the presentation in the current-year financial statements. The table below details the changes made to the 2008 and 2007 statement of cash flows.

(Thousands of dollars)	As Originally Reported	Adj.	2008 As Revised
Cash flows from operating activities:
Real estate development expenditures	$—	(10,793)	(10,793)

Net cash provided by operating activities	21,683	(10,793)	10,890

Cash flows from investing activities:
Capital expenditures	(29,267)	10,793	(18,474)

Net cash required by investing activities	$(30,778)	10,793	(19,985)

(Thousands of dollars)	As Originally Reported	Adj.	2007 As Revised
Cash flows from operating activities:
Real estate development expenditures	$—	(10,030)	(10,030)

Net cash provided by operating activities	28,243	(10,030)	18,213

Cash flows from investing activities:
Capital expenditures	(20,568)	10,030	(10,538)

Net cash required by investing activities	$(21,023)	10,030	(10,993)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 17 – Supplemental Cash Flows Disclosures (cont.)

Additional information concerning cash flows are as follows:

(Thousands of dollars)	2009	2008	2007
Income taxes paid/(received) in cash	$(476)	220	4,885
Interest paid	3,422	4,736	5,028
Interest capitalized	(146)	(480)	(769)

Non-cash investing and financing activities excluded from the statement of cash flows include:

(Thousands of dollars)	2009	2008	2007
Issuance of restricted stock	$1,859	1,214	681
Land exchanges	36	387	—

(Increases)/decreases in operating working capital other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

(Thousands of dollars)	2009	2008	2007
Trade accounts receivable	$(1,897)	950	206
Other receivables	(28)	103	611
Inventories	594	(355)	(1,032)
Prepaid expenses and other current assets	1,338	(1,546)	(24)
Trade accounts payable	1,097	(933)	(1,355)
Accrued taxes other than income taxes	66	108	65
Deferred revenues and other accrued liabilities	389	(1,011)	2,870

	$1,559	(2,684)	1,341

Cash flows provided by other operating activities included an increase/(decrease) in deferred long-term mineral lease bonus revenue of $(1,515,000) in 2009, $(1,107,000) in 2008, and $495,000 in 2007.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 18 – Earnings per Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

(Thousands of dollars, except per share amounts)	2009	2008	2007
Net income	$3,688	4,384	11,111

Weighted average number of common shares used in basic EPS	12,317	12,335	12,473
Effect of dilutive stock awards	100	140	77

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,417	12,475	12,550

Earnings per common share
Basic	$.30	.35	.89
Assuming dilution	$.30	.35	.89

Options to purchase shares which were outstanding but not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares were 97,295, 28,970, and 63,839 respectively, for 2009, 2008, and 2007.

Note 19 – Variable Interest Entity

The acquisition of certain timberlands in Calhoun County, Arkansas was structured to qualify as the first step of a reverse like-kind exchange under Internal Revenue Code Section 1031 and Internal Revenue Service, (“IRS”), Revenue Procedure 2000-37. Prior to closing on the purchase, the Company assigned all of its right and duties under the purchase and sale agreement to Hampton Acquisition, LLC (“Hampton”) a company unaffiliated with Deltic. Hampton, as an exchange accommodation titleholder, acquired the timberlands. Deltic loaned to Hampton an amount equal to the purchase price of the assets.

Hampton will hold the assets pursuant to a qualified exchange accommodation agreement until the second step of the like-kind exchange is completed. As of the date of the closing the purchase on October 7, 2009, the assets held by Hampton are under lease to Deltic in a net lease whereby Deltic has the benefits and risks of all revenues and costs attributed to the properties.

Based on the provisions of the FASB codification related to consolidations of variable interest entities, FASC 810-10, the Company determined that Hampton is a variable interest entity for which Deltic is the primary beneficiary. Accordingly, Hampton was consolidated into Deltic subsequent to the completion of the purchase of timberland on October 7, 2009. As a result of the consolidation, Deltic included $6,100,000 on the balance sheet in timber and timberland assets, and recognized on the income statement the revenues and expenses attributed to the property.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

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

Note 21 – Commitments and Contingencies

Commitments — Commitments for capital expenditures at December 31, 2009, were approximately $724,000 for reforestation and road construction; $327,000 for property, plant, and equipment; and $964,000 for investment in real estate held for development and sale and amenities.

Contingencies — The Company has various contingencies related to its investment in Del-Tin Fiber and has either recorded such contingencies into its financial statements or disclosed the conditions of the contingency. (For additional information, see Note 4 – Investment in Del-Tin Fiber.)

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

December 31, 2009

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

The Mills segment consists of Deltic’s two sawmills which convert timber, either purchased from third parties or the Company’s Woodlands segment, into lumber. These mills produce a variety of products, including dimension lumber, boards, and timbers. These products are sold primarily to wholesale distributors, retailers, lumber treaters, and truss manufacturers in the South and Midwest and are used in residential construction, roof trusses and laminated beams.

Real Estate operations, which include real estate developments, add value to former timberland by developing it into upscale, planned residential and commercial developments. These developments, which are generally centered on a core amenity, are being developed in stages. Historically, real estate sales have consisted primarily of residential lots sold to builders or individuals, commercial site sales, and sales of undeveloped acreage. In addition, this segment currently leases retail and office space to third parties in a retail center constructed by the Company, and held for sale, in one of its developments. This segment also manages: (1) a real estate brokerage subsidiary which generates commission revenue by reselling existing homes and (2) a country club operation, Chenal Country Club, Inc., around which the Company’s Chenal Valley development is centered. This club operation derives its revenues from membership services, food and beverage sales, and membership dues.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 22 – Business Segments (cont.)

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	2009	2008	2007
Net sales
Woodlands	$40,091	45,979	39,567
Mills[4]	75,661	91,442	79,341
Real Estate[5]	13,177	11,405	30,252
Eliminations[1]	(16,917)	(19,302)	(20,905)

	$112,012	129,524	128,255

Income/(loss) before income taxes
Operating income
Woodlands	$23,401	27,812	24,814
Mills[4]	(5,794)	(4,812)	(2,997)
Real Estate[5]	143	(1,881)	13,050
Corporate	(12,551)	(13,131)	(14,323)
Eliminations	671	(483)	(585)

Operating income	5,870	7,505	19,959
Equity in Del-Tin Fiber	2,216	2,277	1,679
Interest income	121	299	823
Interest and other debt expense	(3,501)	(4,699)	(4,369)
Other income/(loss)	54	(10)	345

	$4,760	5,372	18,437

Total assets at year-end
Woodlands	$227,478	208,988	206,280
Mills	39,603	44,331	45,472
Real Estate	58,274	57,254	49,604
Corporate2, [3]	26,848	24,160	27,388

	$352,203	334,733	328,744

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$4,965	6,185	6,212
Mills	7,085	7,179	7,433
Real Estate	480	576	582
Corporate	87	83	105

	$12,617	14,023	14,332

Capital expenditures
Woodlands	$25,075	11,436	4,978
Mills	3,006	6,874	5,345
Real Estate	4,464	11,222	10,171
Corporate	160	122	74

	$32,705	29,654	20,568

[1]	Primarily intersegment sales of timber from Woodlands to Mills.

[2]

Includes investment in Del-Tin Fiber, an equity method investee, of $9,104,000, $8,962,000, and $7,017,000 at December 31, 2009, 2008, and 2007, respectively. (For additional information, see Note 4 – Investment in Del-Tin Fiber.)

[3]	Includes balance of timberland sale proceeds held by trustee of $4,107,000 as of December 31, 2009, $3,491,000 as of December 31, 2008, and $805,000 in 2007.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 23 – Financial Results by Quarter (Unaudited)

(Thousands of dollars, except per share amounts)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$22,862	29,121	28,987	31,042	112,012
Gross profit	1,999	4,638	4,054	8,757	19,448
Operating income/(loss)	(1,209)	1,465	455	5,159	5,870
Net income/(loss)	(1,174)	972	203	3,687	3,688
Earnings per common share
Basic	$(.09)	.08	.02	.30	.30
Assuming dilution	$(.09)	.08	.02	.30	.30
Dividends per common share	$.075	.075	.075	.075	.30
Market price per common share
High	$46.74	43.52	51.87	50.57	51.87
Low	27.83	32.42	34.05	38.07	27.83
Close, at period-end	39.41	35.47	45.77	46.18	46.18

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$27,822	35,551	34,964	31,187	129,524
Gross profit	3,467	6,667	7,001	4,410	21,545
Operating income/(loss)	(276)	3,444	2,360	1,977	7,505
Net income/(loss)	(368)	2,424	2,583	(255)	4,384
Earnings per common share
Basic	$(.03)	.19	.21	(.02)	.35
Assuming dilution	$(.03)	.19	.21	(.02)	.35
Dividends per common share	$.075	.075	.075	.075	.30
Market price per common share
High	$56.13	59.46	69.28	63.27	69.28
Low	47.54	50.01	52.97	40.35	40.35
Close, at period-end	55.70	53.51	63.64	45.75	45.75

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

Note 23 – Financial Results by Quarter (Unaudited) (cont.)

	2007
	First Quarter[1]	Second Quarter	Third Quarter[2]	Fourth Quarter[2]	Year
Net sales	$40,377	37,905	25,528	24,445	128,255
Gross profit	15,390	8,875	3,935	4,065	32,265
Operating income	11,683	4,315	766	3,195	19,959
Net income	6,649	2,538	245	1,679	11,111
Earnings per common share
Basic	$.53	.20	.02	.13	.89
Assuming dilution	$.53	.20	.02	.13	.89
Dividends per common share	$.075	.075	.075	.075	.30
Market price per common share
High	$56.60	57.87	62.83	59.83	62.83
Low	46.15	47.03	50.91	45.46	45.46
Close, at period-end	47.96	54.82	56.92	51.49	51.49

[1]	First quarter results reflect the settlement of the litigation with Central Arkansas Water. (For additional information, see Note 21 – Commitments and Contingencies.)

[2]	Third and fourth quarter results reflect the impact of the planer fire at Waldo. (For additional information, see Note 20 – Business Interruption and Involuntary Conversion.)

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

/s/ Ray C. Dillon	/s/ Kenneth D. Mann
Ray C. Dillon	Kenneth D. Mann
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 5, 2010	March 5, 2010

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders

Deltic Timber Corporation:

The management of Deltic Timber Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Deltic’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2009, based on the criteria in Internal Control – Integrated Framework issued by COSO.

/s/ Ray C. Dillon	/s/ Kenneth D. Mann
Ray C. Dillon	Kenneth D. Mann
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 5, 2010	March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, stockholders’ equity, and comprehensive income for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

Effective January 1, 2007, the Company changed its accounting for uncertain tax positions and on January 1, 2008, the Company changed its measurement date for defined benefit pension and other postretirement plans. As discussed in Note 17, during 2009, the Company elected to change on a retroactive basis, its method of classifying cash outflows associated with real estate development activities consistent with cash inflows from sales of real estate within cash flows from operating activities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited Deltic Timber Corporation’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Deltic Timber Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, stockholders’ equity, and comprehensive income for each of the years in the three-year period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
March 5, 2010

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

Based on their evaluation as of December 31, 2009, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Deltic conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which appears in the Company’s 2009 Annual Report to Shareholders which is included in this Form 10-K.

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

The sections entitled “Nominees For Election as Directors”, “Directors Whose Term of Office Continue”, and “Committees of the Board of Directors” appearing in the Registrant’s proxy statement for the annual meeting of shareholders to be held on April 22, 2010, sets forth certain information with respect to the directors of the registrant, including directors who serve on the Company’s Audit Committee and who have been designated an Audit Committee financial expert, and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

The sections entitled “Procedures for Stockholder Nominations and Proposals” and “Corporate Governance” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held April 22, 2010, sets forth certain information respectively in regards to applicable procedures for stockholders to submit director nominations and proposals and the Company’s Code of Business Conduct and Ethics and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 22, 2010, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2009, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 22, 2010, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2009, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

The following table sets forth information as of December 31, 2009, with respect to Deltic common stock issuable under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	168,914	$42.97	1,156,012

Equity compensation plans not approved by security holders	—	—	—

	168,914	$42.97	1,156,012

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 22, 2010, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2009, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting to be held on April 22, 2010, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2009, which will set forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	Financial Statements, Schedules and Exhibits.

	1.	Consolidated Financial Statements.

Consolidated Balance Sheets—December 31, 2009 and 2008.

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008, and 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008, and 2007.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2009, 2008, and 2007.

Notes to Consolidated Financial Statements, including Consolidated Quarterly Income Information (unaudited).

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

	2.	Financial Statement Schedules.

Financial Statements of Del-Tin Fiber L.L.C., an affiliate accounted for by the equity method, which constituted a significant subsidiary for the years ended January 2, 2010 and January 3, 2009.

Other Financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.

Index to Exhibits

Exhibit Designation	Nature of Exhibit

3	Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Deltic Timber Corporation as of December 17, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

3.2	Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

4	Instruments Defining the Rights of Security Holders.

4.1	Rights Agreement dated as of December 11, 1996, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

4.2	Amendment No. 1 to Rights Agreement dated as of October 15, 1998, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.2 to Registrant’s Registration of Securities Report on Form 10/A dated November 11, 1998.)

4.3	Amendment No. 2 to Rights Agreement dated as of October 19, 2006, between Deltic Timber Corporation and Harris N.A. as Rights Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Registration of Securities Report on Form 10/A dated October 19, 2006.)

10	Material contracts.

10.1	Deltic Timber Corporation 2002 Stock Incentive Plan (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.2	Distribution Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

10.4	Credit facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.5	Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)

10.6	Fiber Supply Agreement dated February 21, 1995, with Del-Tin Fiber L.L.C. (incorporated by reference to Exhibit 10.2 to Registrant’s Registration of Securities Report on Form 10).

10.7	Note Purchase Agreement dated December 18, 1998 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Selective Sections of Del-Tin Fiber L.L.C.’s Project Credit Agreement dated November 23, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Revolving Credit Agreement dated June 20, 2001 (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.10	Note Purchase Agreement dated December 20, 2002, (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	First Amended and Restated Revolving Credit Agreement dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.12	Guarantee Agreement between Deltic Timber Corporation and SunTrust Bank related to the Del-Tin Fiber Credit Agreement dated August 26, 2004 (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.14	Non Qualified Stock Option Form (incorporated by reference to Exhibit 10.14 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.15	Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.16	Performance Based Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.16 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.17	Change-in-Control and Involuntary Severance Agreement with CEO (incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.18	Change-in-Control Agreement with CEO Direct Reports (incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.19	Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.20	Deltic Timber Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.21	Amended and Restated Note Purchase Agreement dated March 30, 2007 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.22	First Amendment to the Revolving Credit Agreement dated August 7, 2007 (incorporated by reference to Exhibit 10.21 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)

10.23	Termination of a Material Definitive Agreement (incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K dated October 30, 2008.)

21	Subsidiaries of the Registrant, included elsewhere herein.

23	Consents of Independent Registered Public Accounting Firm.

23.1	Consent of Independent Registered Public Accounting Firm related to reports on financial statements and internal control over financial reporting of Deltic Timber Corporation, included elsewhere herein.

23.2	Consent of Independent Registered Public Accounting Firm related to report on financial statements of Del-Tin Fiber L.L.C., included elsewhere herein.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date:	March 5, 2010
Ray C. Dillon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 5, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

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
Byrom L. Walker, Controller
(Principal Accounting Officer)

FINANCIAL STATEMENT SCHEDULE

PURSUANT TO ITEM 14(a)2

DEL-TIN FIBER, L.L.C.

January 2, 2010 and January 3, 2009

Balance Sheets

January 2, 2010, January 3, 2009

and December 29, 2007

Statements of Operations, Members’ Capital and Cash Flows

With

Independent Auditor’s Report

Independent Auditor’s Report

Board of Managers

Del-Tin Fiber, L.L.C.

El Dorado, Arkansas

We have audited the accompanying balance sheets of Del-Tin Fiber, L.L.C. as of January 2, 2010 and January 3, 2009, and the related statements of operations, members’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del-Tin Fiber, L.L.C. as of January 2, 2010 and January 3, 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Frazer Frost, LLP

Certified Public Accountants

Little Rock, Arkansas

January 22, 2010

DEL-TIN FIBER, L.L.C.

Balance Sheets

January 2, 2010 and January 3, 2009

	2009	2008
Assets
Current assets
Cash and cash equivalents	$3,000	$3,000
Accounts receivable—Temple-Inland	2,229,886	2,137,927
Other receivables	41,573	19,138
Inventories	4,766,637	5,785,091
Prepaid expenses and other current assets	355,399	345,020

Total current assets	7,396,495	8,290,176

Property, plant and equipment, net	75,437,511	79,194,974

Intangible assets—finite-lived, net	62,832	129,787

Total assets	$82,896,838	$87,614,937

Liabilities and Members’ Capital
Current liabilities
Accounts payable	$1,601,863	$1,507,260
Accrued expenses	925,898	975,527
Current installments of long-term debt	—	4,500,000

Total current liabilities	2,527,761	6,982,787

Long-term debt, less current installments	29,000,000	29,000,000

Total liabilities	31,527,761	35,982,787

Members’ capital	51,369,077	51,632,150

Total liabilities and members’ capital	$82,896,838	$87,614,937

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Statements of Operations

For the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007

	2009	2008	2007
Net sales	$54,572,693	$66,473,798	$64,045,283

Costs and expenses
Cost of sales	43,825,891	53,996,256	51,180,750
Depreciation	4,465,000	5,160,164	5,564,119
Selling, general and administrative	2,077,975	2,289,128	2,350,427

Total costs and expenses	50,368,866	61,445,548	59,095,296

Other income (expense)
Interest income	190	10,855	35,157
Interest expense	(1,123,770)	(1,988,095)	(3,130,448)
Loss on asset dispositions	(90,320)	(28,853)	(133,385)
Other income	125,000	—	87,256

Total other expense	(1,088,900)	(2,006,093)	(3,141,420)

Net income	$3,114,927	$3,022,157	$1,808,567

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Statements of Members’ Capital

For the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007

Balance—December 31, 2006	$44,265,426

Net income	1,808,567

Members’ contributions	7,352,000

Members’ distributions	(7,752,000)

Balance—December 29, 2007	45,673,993

Net income	3,022,157

Members’ contributions	15,270,000

Members’ distributions	(12,334,000)

Balance—January 3, 2009	51,632,150

Net income	3,114,927

Members’ contributions	7,312,000

Members’ distributions	(10,690,000)

Balance—January 2, 2010	$51,369,077

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Statements of Cash Flows

For the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007

	2009	2008	2007
Cash flows from operating activities
Net income	$3,114,927	$3,022,157	$1,808,567
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,465,000	5,160,164	5,564,119
Gain on asset dispositions	90,320	28,853	133,385
Amortization of deferred debt costs	66,955	83,698	191,379
Changes in operating assets and liabilities
Accounts receivable—Temple-Inland	(91,959)	1,610,527	(898,847)
Other receivables	(22,435)	(6,176)	87,135
Inventories	1,227,520	(1,070,307)	815,568
Prepaid expenses and other current assets	(10,379)	67,033	22,684
Accounts payable	(12,400)	(1,112,648)	228,856
Accrued expenses	(49,629)	(511,015)	(172,399)

Net cash provided by operating activities	8,777,920	7,272,286	7,780,447

Cash flows from investing activities
Capital expenditures	(1,006,923)	(1,531,924)	(3,156,659)

Net cash used by investing activities	(1,006,923)	(1,531,924)	(3,156,659)

Cash flows from financing activities
Payment of debt issuance costs	—	(119,533)	—
Increase (decrease) in bank overdraft	107,003	(1,056,829)	271,270
Principal payments on long-term debt	(4,500,000)	(7,500,000)	(4,500,000)
Contributions by members	7,312,000	15,270,000	7,352,000
Distributions to members	(10,690,000)	(12,334,000)	(7,752,000)

Net cash used by financing activities	(7,770,997)	(5,740,362)	(4,628,730)

Net decrease in cash and cash equivalents	—	—	(4,942)

Cash and cash equivalents—beginning of year	3,000	3,000	7,942

Cash and cash equivalents—end of year	$3,000	$3,000	$3,000

Supplementary disclosure of cash flow information
Cash paid during the year for interest	$1,043,655	$2,169,185	$2,930,743

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 2, 2010, January 3, 2009 and December 29, 2007

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

b.	Accounting period – The Company’s fiscal year is the 52 or 53-week period ending the Saturday closest to December 31. Fiscal years 2009, 2008 and 2007, ended on January 2, 2010, January 3, 2009 and December 29, 2007, respectively. Reference to years in these financial statements relate to fiscal years rather than calendar years.

c.	Cash and cash equivalents – The Company considers short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company had no such investments at January 2, 2010 or January 3, 2009. There are bank overdrafts of $522,819 and $415,816 included in accounts payable at January 2, 2010 and January 3, 2009, respectively

d.	Sale of accounts receivable – The Company accounts for the transfer of trade receivables under its marketing agreement with Temple-Inland in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing.” Since the criteria established by ASC 860 are met, the transfer of receivables is recorded as a sale. Accordingly, these transferred receivables are not included as receivables from customers, but rather from Temple-Inland. See Note 7 for further discussion.

e.	Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method for all inventories.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 2, 2010, January 3, 2009 and December 29, 2007

1.	Summary of Significant Accounting Policies (cont.)

f.	Property, plant and equipment – Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of buildings, machinery and equipment, and other depreciable assets is calculated over the estimated useful lives of the assets by using the units of production method for machinery and equipment and the straight-line method for all other depreciable assets. The estimated useful lives for property, plant and equipment, excluding machinery and equipment, are as follows:

Buildings	40 years
Land improvements	20 years
Vehicles	3 - 5 years

Routine maintenance and repairs are charged to operating expense, while costs of equipment upgrades and replacements are capitalized. Spare part inventories used for routine maintenance and repairs, which are expensed as utilized, are included on the inventory line item of the balance sheets for reporting purposes. Certain capitalized spare part inventories are considered equipment replacements whose useful lives exceed two years and which are considered necessary to extend the useful life of the related production assets. During the current year, $209,066 of capitalized spare part inventories was transferred to standard inventory due to changes in management estimates of useful lives. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts and the difference between the net book value of the asset and proceeds from disposition is recognized as a gain or loss.

Long-lived assets are accounted for under ASC 360-10-05, paragraphs 4-6, “Impairment or Disposal of Long-Lived Assets.” The Company assesses impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are recognized if the estimated fair value of the assets is less than its carrying value. The Company experienced no such triggering events in 2009, 2008 or 2007.

g.	Intangible assets – The Company has recorded an intangible asset in relation to deferred loan acquisition costs. These loan acquisition costs are being amortized over the lives of the associated liabilities using the straight line method. Future amortization is as follows:

2010	$39,844
2011	22,988

$62,832

h.	Revenue recognition – Revenue from the sale of products is recognized upon passage of title to the customer, which is at the time of delivery or customer pickup. Net sales presented on the statements of operations consist of gross sales less discounts, returns and rebates.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 2, 2010, January 3, 2009 and December 29, 2007

1.	Summary of Significant Accounting Policies (cont.)

i.	Income taxes – Because the Company is a limited liability company, it has the option of being taxed as a partnership or a corporation. The Company elected to be taxed as a partnership and as such is not subject to income taxes at the Company level. All taxes are recognized by the members of the Company.

j.	Use of estimates – Management of the Company has made a number of estimates and assumptions, relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

k.	Impact of recent accounting pronouncements – In September 2009, the Company adopted FASB ASC. The ASC is the single official source of authoritative, nongovernmental generally accepted accounting principles. The adoption of ASC did not have any impact on the financial statements included herein.

In August 2009, the FASB issued ASC Update 2009-05, an update to ASC 820, “Fair Value Measurements and Disclosures.” This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical asset or liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended January 1, 2011. The Company has not determined the impact this update may have on its financial statements.

l.	Reclassifications – Certain reclassifications have been made to the 2007 cash flows in order to conform to the 2008 presentation.

2.	Inventories

Inventories consist of the following:

	2009	2008
Raw materials	$484,610	$287,020
Work in progress / finished goods	2,013,905	3,128,980
Spare parts	2,047,322	2,252,861
Operating materials and supplies	220,800	116,230

	$4,766,637	$5,785,091

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 2, 2010, January 3, 2009 and December 29, 2007

3.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2009	2008
Land	$331,789	$331,789
Buildings	7,561,364	7,523,093
Land improvements	2,891,580	2,850,076
Machinery and equipment	111,450,473	110,676,676
Vehicles	39,721	39,721
Construction in progress	67,970	177,857
Capitalized spare parts	2,436,697	2,653,004

	124,779,594	124,252,216
Less accumulated depreciation	(49,342,083)	(45,057,242)

	$75,437,511	$79,194,974

4.	Indebtedness and Financing Arrangements

Long-term debt consists of the following:

	2009	2008
Union County, Arkansas Taxable Industrial Revenue Bonds (Del-Tin Fiber project) 1998 Series due October 1, 2027.	$29,000,000	$29,000,000

SunTrust Bank five-year loan agreement at LIBOR plus 1.5% (1.754% at January 2, 2010); interest and principal payable quarterly through September 1, 2009. Paid in full during the current year.	—	4,500,000

	29,000,000	33,500,000
Less current installments	—	(4,500,000)

Long-term debt, less current installments	$29,000,000	$29,000,000

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 2, 2010, January 3, 2009 and December 29, 2007

4.	Indebtedness and Financing Arrangements (cont.)

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

The Bonds currently bear interest at a variable rate determined weekly by the remarketing agent of the respective Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The interest rate on the Bonds was 1.61% in 2009 and 3.48% in 2008.

As a result of the Company’s debt refinancing on August 26, 2004, $31,000,000 of the Bonds were retired on September 1, 2004, with the Lease Agreement remaining in place.

The Credit Facility

On August 26, 2004, the Company entered into a Letter of Credit and Term Loan Agreement (“Credit Agreement”) with SunTrust Bank and a group of other domestic banks (the “New Lenders”), in order to refinance a portion of the Company’s existing debt. Under the new Credit Agreement, the New Lenders, on August 26, 2004, loaned Del-Tin $30,000,000, which is repayable over five years in equal quarterly installments, beginning in the fourth quarter of 2004. The term loan was fully repaid during the year ended January 2, 2010. The funds provided from this term note were used, together with the existing balance in the Company’s debt service reserve and bond sinking fund accounts, to retire, in their entirety, the 1997 Series A and Series B revenue bonds, and $31,000,000 of the outstanding Bonds. In addition, under the Credit Agreement a letter of credit in the amount of $29,689,000 was issued on the Company’s behalf to support the remaining balance of the Bonds of $29,000,000. As amended in July 2008, this letter of credit commitment expires on August 31, 2011. Consistent with the previous credit facility, under the new debt facility, substantially all of the Company’s assets are pledged to the New Lenders as security for the Credit Agreement.

However, under the new Credit Agreement, the Company is not required to maintain debt service reserve funds or sinking fund balances. The Credit Agreement contains customary terms and conditions, including certain representations and warranties, and affirmative and negative nonfinancial covenants.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 2, 2010, January 3, 2009 and December 29, 2007

4.	Indebtedness and Financing Arrangements (cont.)

As further security for the new Credit Agreement, each member has executed a guarantee agreement unconditionally guaranteeing, as a primary obligor and not merely as a surety, the due and punctual payment of Del-Tin’s obligations under the new Credit Agreement. Accordingly, all previous member guarantee agreements under the prior credit facility were terminated.

Upon the refinancing of the Company’s previous credit facility, all unamortized debt issuance cost not relating to the remaining outstanding Bonds, in the amount of $216,709, were expensed in 2004 and reflected as a loss on extinguishment of debt. In connection with the new Credit Agreement, the Company incurred approximately $577,000 in related costs, which have been included in the balance sheets in deferred debt costs, $119,533 of which were incurred during the year ended January 3, 2009. Deferred debt costs related to the Term Loan Agreement are being amortized to interest expense on a straight-line method over the life of the new Credit Agreement, while those related to the Bonds are being amortized to interest and other debt expense.

The Company is subject to certain restrictive covenants in connection with the Bonds and its credit facility, and was in compliance with such covenants as of January 2, 2010.

5.	Lease Commitments

The Company is obligated under noncancelable operating leases for various pieces of equipment.

As of January 2, 2010, future minimum lease commitments under noncancelable operating leases consisted of the following:

2010	$65,192
2011	46,262
2012	27,332
2013	27,332
2014	6,833

$172,951

Rent expense for all operating leases totaled $69,344 in 2009, $89,926 in 2008 and $108,523 in 2007.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 2, 2010, January 3, 2009 and December 29, 2007

6.	Related Party Transactions

The Company is assessed a fee for marketing services provided by Temple-Inland. This expense amounted to $1,363,293 in 2009, $1,535,480 in 2008 and $1,600,550 in 2007, and is included in selling, general and administrative expenses in the accompanying statements of operations. In 2008 and 2007, Del-Tin also paid Temple-Inland a freight differential on shavings received from certain suppliers of $13,326 and $98,764, respectively. In 2009, Del-Tin received a subsidy of $311,075 from Temple-Inland for purchase of shavings from a certain supplier due to higher prices. This amount is included in the raw material cost. As of January 2, 2010 and January 3, 2009, there were outstanding amounts of $70,524 and $81,508, respectively, payable to Temple-Inland, which is included in accounts payable on the accompanying balance sheets. This included $70,524 and $81,508, respectively, in freight charges. Raw materials purchased from Temple-Inland during 2009, 2008 and 2007 amounted to $382,179, $148,582 and $640,486, respectively.

Under the terms of the MDF Marketing Agreement, the Company’s sales are processed by Temple-Inland. A corresponding receivable is recorded by the Company equal to the outstanding trade receivable balance maintained by Temple-Inland. Funds are transferred to the Company from Temple-Inland based on previous weeks’ sales. All credit risk relating to the Company’s trade receivables remains with Temple-Inland. As of January 2, 2010 and January 3, 2009, the Company’s balance due from Temple-Inland relating to the trade receivables was $2,157,815 and $2,056,419, respectively.

The Company purchases raw materials from Deltic. Total purchases of raw materials amounted to approximately $4,450,000 in 2009, $4,602,000 in 2008 and $3,771,000 in 2007. In relation to these purchases, the Company had outstanding balances payable of $74,063 to Deltic on January 2, 2010 and $2,257 at January 3, 2009, which are included in accounts payable on the accompanying balance sheets.

The Company provides retirement benefits for its employees through two plans administered by Temple-Inland. The obligation and responsibility for the plan resides with Temple-Inland. For the defined contribution plan, the Company’s contributions were $117,655 in 2009, $112,163 in 2008 and $110,601 in 2007. For the defined contribution plan, the Company’s contributions were $66,802 in 2009, $67,948 in 2008 and $65,783 in 2007. Employee contributions under the defined contribution plan were $232,603 in 2009, $243,206 in 2008 and $240,577 in 2007.

7.	Major Suppliers

For the year ended January 2, 2010, the Company had purchases from two vendors which represented 21% and 10%, respectively, of total purchases.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 2, 2010, January 3, 2009 and December 29, 2007

8.	Contingencies

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

9.	Concentrations of Credit Risk

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

At January 2, 2010 and January 3, 2009 and various times throughout these years, the Company maintained cash balances with certain financial institutions in excess of the federal deposit insurance limit.

10.	Subsequent Events Evaluation Date

The Company evaluated the events and transactions subsequent to its January 2, 2010 financial statement date and, in accordance with FASB ASC 855-10-50, “Subsequent Events,” determined there were no significant events necessary for disclosure through January 22, 2010, which is the financial statement issuance date.

