Form 10-Q
period 2010-03-31
DELTIC TIMBER CORP
filed 2010-05-06
CIK 1022469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐        No ☒.

Number of shares of Common Stock, $.01 Par Value, outstanding at March 31, 2010, was 12,499,223.

TABLE OF CONTENTS – FIRST QUARTER 2010 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

    Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited) March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$5,552	4,783
Trade accounts receivable, net of allowance for doubtful accounts of $88 and $68, respectively	7,516	4,888
Other receivables	48	86
Inventories	4,534	5,917
Prepaid expenses and other current assets	2,978	2,842

Total current assets	20,628	18,516

Investment in real estate held for development and sale	56,064	56,096
Investment in Del-Tin Fiber	9,579	9,104
Other investments and noncurrent receivables	4,788	4,882
Timber and timberlands – net	229,355	228,893
Property, plant, and equipment – net	33,171	33,886
Deferred charges and other assets	796	826

Total assets	$354,381	352,203

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$3,069	2,824
Current maturities of long-term debt	1,111	1,111
Accrued taxes other than income taxes	2,277	1,824
Income taxes payable	494	362
Deferred revenues and other accrued liabilities	6,692	6,981

Total current liabilities	13,643	13,102

Long-term debt, excluding current maturities	91,222	91,222
Deferred tax liabilities – net	5,542	5,448
Other noncurrent liabilities	25,642	26,132
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	77,286	78,290
Retained earnings	156,954	155,638
Treasury stock	(10,876)	(12,548)
Accumulated other comprehensive loss	(5,160)	(5,209)

Total stockholders’ equity	218,332	216,299

Total liabilities and stockholders’ equity	$354,381	352,203

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income/(Loss)

                          (Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2010	2009

Net sales	$31,935	22,862

Costs and expenses
Cost of sales	21,464	17,447
Depreciation, amortization, and cost of fee timber harvested	3,049	3,416
General and administrative expenses	3,763	3,208

Total costs and expenses	28,276	24,071

Operating income/(loss)	3,659	(1,209)

Equity in earnings of Del-Tin Fiber	488	757
Interest income	98	2
Interest and other debt expense	(913)	(903)
Interest capitalized	16	63
Other income/(expense)	2	133

Income/(loss) before income taxes	3,350	(1,157)

Income tax expense	(1,097)	(17)

Net income/(loss)	$2,253	(1,174)

Income/(loss) per common share
Basic	$.18	(.09)
Diluted	$.18	(.09)

Dividends declared per common share	$.075	.075

Weighted average common shares outstanding (thousands)
Basic	12,349	12,299
Diluted	12,396	12,299

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)
(Thousands of dollars)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income/(loss)	$2,253	(1,174)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	3,049	3,416
Deferred income taxes	356	574
Real estate development expenditures[1]	(394)	(122)
Real estate costs recovered upon sale	415	—
Timberland costs recovered upon sale	99	100
Equity in earnings of Del-Tin Fiber	(488)	(757)
Stock-based compensation expense	480	412
Net increase in liabilities for pension and other postretirement benefits	246	247
Net decrease in deferred compensation for stock-based liabilities	(625)	(1,069)
Increase in operating working capital other than cash and cash equivalents	(817)	(1,469)
Other – changes in assets and liabilities	(217)	211

Net cash provided by operating activities	4,357	369

Investing activities
Capital expenditures requiring cash, excluding real estate development[1]	(2,438)	(4,598)
Net change in purchased stumpage inventory	(453)	(502)
Advances to Del-Tin Fiber	(677)	(1,850)
Repayments from Del-Tin Fiber	690	1,385
Net change in funds held by trustee	(25)	2,765
Other – net	142	435

Net cash required by investing activities	(2,761)	(2,365)

Financing activities
Proceeds from borrowings	—	3,500
Repayments of notes payable and long-term debt	—	(1,500)
Treasury stock purchases	(26)	(1,112)
Common stock dividends paid	(937)	(933)
Proceeds from stock option exercises	154	7
Excess tax benefits from stock-based compensation expense	60	—
Other – net	(78)	(75)

Net cash required by financing activities	(827)	(113)

Net increase/(decrease) in cash and cash equivalents	769	(2,109)
Cash and cash equivalents at January 1	4,783	2,413

Cash and cash equivalents at March 31	$5,552	304

1Certain 2009 real estate development expenditures amounts have been revised to conform to the
 2010 presentation.

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

                              (Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2010	2009
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2010 and 2009	128	128

Capital in excess of par value
Balance at beginning of period	78,290	78,660
Exercise of stock options	(4)	(3)
Stock based compensation expense	480	412
Restricted stock awards	(1,540)	(1,859)
Tax effect of stock awards	60	(255)

Balance at end of period	77,286	76,955

Retained earnings
Balance at beginning of period	155,638	155,683
Net income/(loss)	2,253	(1,174)
Common stock dividends	(937)	(933)

Balance at end of period	156,954	153,576

Treasury stock
Balance at beginning of period – 363,208 and 412,177 shares, respectively	(12,548)	(14,400)
Shares purchased – 606 and 35,571 shares, respectively	(26)	(1,111)
Shares issued for incentive plans – 49,158 and 52,637 shares, respectively	1,698	1,869

Balance at end of period – 314,656 and 395,111 shares, respectively	(10,876)	(13,642)

Accumulated other comprehensive loss
Balance at beginning of period	(5,209)	(6,907)
Change in other comprehensive income net of tax	49	90

Balance at end of period	(5,160)	(6,817)

Total stockholders’ equity	$218,332	210,200

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income/(Loss)

                                            (Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2010	2009
Net income/(loss)	$2,253	(1,174)

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income/(loss):
Amortization of prior service cost	2	13
Amortization of actuarial loss	128	184
Amortization of plan amendment	(50)	(50)
Income tax expense related to items of other comprehensive income	(31)	(57)

Other comprehensive income	49	90

Comprehensive income/(loss)	$2,302	(1,084)

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by Deltic Timber Corporation (the “Company” or “Deltic”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009. Preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of March 31, 2010, and the results of its operations and cash flows for the three months ended March 31, 2010 and 2009. These consolidated financial statements are not necessarily indicative of results to be expected for the full year.

Recently issued Accounting Pronouncements

Financial Accounting Standards update No. 2010-06, Improving Disclosures about Fair Value Measurements is effective January 1, 2010, for the Company and requires more detailed information about valuation techniques, inputs used in determining fair value, and transfers into and out of Level 1 and Level 2 of the fair value hierarchy.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2010	Dec. 31, 2009

Logs	$801	1,367
Lumber	3,255	4,211
Materials and supplies	478	339

	$4,534	5,917

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2010	Dec. 31, 2009

Short-term deferred tax assets	$1,695	1,989
Refundable income taxes	346	353
Prepaid expenses	507	216
Other current assets	430	284

	$2,978	2,842

Note 4 – Investment in Del-Tin Fiber

The Company owns 50 percent of the membership of Del-Tin Fiber L.L.C. (“Del-Tin”), which operates a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas. The Company’s membership in Del-Tin is discussed in more detail in Note 4 – Investment in Del-Tin Fiber, in the Company’s 2009 annual report on Form 10-K.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin, which included both a five-year term loan and a long-term bond obligation. In connection with the bond obligation, Del-Tin has issued a letter of credit in support of the bond obligation and both Deltic and the other joint venture partner agreed to guarantee Del-Tin’s performance under the letter of credit at inception. The Company’s guarantee under the letter of credit expires on August 31, 2011. In connection with the issuance of Deltic’s original guarantee of the letter of credit, the fair value of the guarantee of the bonds was determined to be de minimus. In reviewing the payment/performance risk associated with this guarantee, Deltic continues to consider the risk minimal based on Del-Tin’s balance sheet, past performance, and length of time remaining on the guarantee. The Company’s guarantee of the $30,000,000, five-year term loan expired in September of 2009.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber (cont.)

At March 31, 2010, and December 31, 2009, the Company’s share of the underlying net assets of Del-Tin exceeded its investment by $16,348,000 and $16,580,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin as of December 31, 2002, which was not recorded by Del-Tin. The equity in earnings of Del-Tin recognized by the Company exceeds its ownership percentage of Del-Tin’s earnings because the difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary.

The financial position for Del-Tin as of the balance sheet dates and results of operations consisted of the following:

(Thousands of dollars)	March 31, 2010	Jan. 2, 2010
Condensed Balance Sheet Information
Current assets	$9,279	7,396
Property, plant, and equipment – net	74,471	75,438
Other noncurrent assets	53	63

Total assets	$83,803	82,897

Current liabilities	$2,949	2,528
Long-term debt	29,000	29,000
Members’ capital	51,854	51,369

Total liabilities and members’ capital	$83,803	82,897

	Three Months Ended March 31,
	2010	2009
Condensed Income Statement Information
Net sales	$15,416	13,863

Costs and expenses
Cost of sales	12,810	10,740
Depreciation	1,293	1,175
General and administrative expenses	597	555

Total costs and expenses	14,700	12,470

Operating income	716	1,393
Interest income	40	26
Interest and other debt expense	(177)	(257)
Other loss	(8)	—

Net income	$571	1,162

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2010	Dec. 31, 2009
Purchased stumpage inventory	$2,902	2,449
Timberlands	91,688	92,032
Fee timber	225,584	224,002
Logging facilities	2,331	2,301

	322,505	320,784
Less accumulated cost of fee timber harvested and facilities depreciation	(95,256)	(94,096)

Strategic timber and timberlands	227,249	226,688
Non-strategic timber and timberlands	2,106	2,205

	$229,355	228,893

In 1999, the Company initiated a program to identify non-strategic timberlands for possible sale. As of March 31, 2010 and December 31, 2009, approximately 5,700 and 6,000 acres of non-strategic timberlands were available for sale, respectively. Included in the Woodlands operating income are gains from sales of non-strategic hardwood bottomland of $263,000 and $308,000 for the three months ended March 31, 2010 and 2009, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2010	Dec. 31, 2009
Land	$125	125
Land improvements	5,596	5,463
Buildings and structures	11,056	11,056
Machinery and equipment	95,967	94,993

	112,744	111,637
Less accumulated depreciation	(79,573)	(77,751)

	$33,171	33,886

Note 7 – Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2010, was 33 percent. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the three months ended March 31, 2010, the Company recognized $1,000 in interest expense from these items. The Company had approximately $18,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at March 31, 2010. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $1,833,000 would benefit the effective rate.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Income Taxes (cont.)

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2006.

Note 8 – Deferred Revenue and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2010	Dec. 31, 2009

Deferred revenues – current	$3,050	3,614
Vacation accrual	966	938
Deferred compensation	659	1,054
All other current liabilities	2,017	1,375

	$6,692	6,981

Note 9 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2010	Dec. 31, 2009

Accumulated postretirement benefit obligation	$8,542	8,355
Excess retirement plan	3,757	3,729
Accrued pension liability	8,830	8,877
Deferred revenue – long term portion	1,126	1,494
Uncertain tax positions liability	2,024	1,895
Other noncurrent liabilities	1,363	1,782

	$25,642	26,132

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2010	2009
Funded qualified retirement plan
Service cost	$282	277
Interest cost	407	396
Expected return on plan assets	(361)	(297)
Amortization of prior service cost	5	15
Recognized actuarial loss	108	171

Net retirement expense	$441	562

Unfunded nonqualified retirement plan
Service cost	$33	28
Interest cost	57	49
Amortization of prior service cost	(3)	(3)
Recognized actuarial loss	20	12

Net retirement expense	$107	86

Other postretirement benefits
Service cost	$82	81
Interest cost	117	119
Amortization of plan amendment	(50)	(50)

Other postretirement benefits expense	$149	150

The Company made contributions to its qualified plan of $375,000 during the first three months of 2010. The expected long-term rate of return on pension plan assets is 7.50 percent.

Recently enacted U.S. health care reform legislation is expected to affect companies that offer post-employment benefits to employees. Based on management’s current understanding of this new legislation and the types of benefits currently offered by the benefit plan, the financial impact to the Company was immaterial and did not require a remeasurement of its other postretirement benefits.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation

The Consolidated Statement of Income for the three months ended March 31, 2010 and 2009, included $480,000 and $412,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.

Assumptions for the valuation of 2010 stock options and restricted stock performance units consisted of the following:

2010
Expected term of options (in years)	6.27
Weighted expected volatility	34.57%
Dividend yield	.61%
Risk-free interest rate performance restricted shares	2.13%
Risk-free interest rate – options	3.92%
Stock price as of valuation date	$44.84

Stock Options – A summary of stock options as of March 31, 2010, and changes during the three-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	168,914	$42.97

Granted	32,159	44.84
Exercised	(4,595)	33.55
Forfeited/expired	—	—

Outstanding at March 31, 2010	196,478	$43.50	6.9	$843

Exercisable at March 31, 2010	111,759	$43.37	5.4	$571

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at March 31, 2010, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of March 31, 2010, and changes during the three-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	70,963	$46.89

Granted	20,733	44.84
Vested	(12,231)	53.23
Forfeited	—	—

Nonvested at March 31, 2010	79,465	$45.38

As of March 31, 2010, there was $2,053,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Performance Units – A summary of nonvested restricted stock performance units as of March 31, 2010, and changes during the three months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	46,874	$51.15

Granted	14,471	58.66
Vested	(9,359)	55.93
Forfeited	—	—

Nonvested at March 31, 2010	51,986	$52.38

As of March 31, 2010, there was $1,706,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.5 years.

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

Nonqualified employee savings plan: Consists of mutual funds, which are valued at the net asset value of shares held by the plan at the balance sheet date, at quoted market prices.

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at March 31, 2010, are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted prices in Active Markets for Identical Assets (Liabilities) Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)		Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$696	696	—	—

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2010. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	2010
(Thousands of dollars)	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$92,333	96,939

Long-term debt, including current liabilities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended March 31,
(Thousands, except per share amounts)	2010	2009
Net income/(loss)	$2,253	(1,174)

Weighted average number of common shares used in basic EPS	12,349	12,299
Potentially dilutive shares	47	—

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,396	12,299

Earnings per common share
Basic	$.18	(.09)
Assuming dilution	$.18	(.09)

Options to purchase shares, which were outstanding but not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares, were 77,534 and 102,407 for the three months ended March 31, 2010 and 2009, respectively. Restricted performance shares, which were outstanding but not included in the computation of diluted earnings per share because they do not meet the metrics established for awarding, were 41,668 and zero at March 31, 2010 and 2009, respectively.

Note 15 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows are as follows:

	Three Months Ended March 31,
(Thousands of dollars)	2010	2009
Income taxes paid in cash	$506	14
Interest paid	185	190
Non-cash investing and financing activities excluded from the statement of cash flows include:
	Three Months Ended March 31,
(Thousands of dollars)	2010	2009
Issuance of restricted stock	$1,540	1,859
Land exchanges	—	35

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Supplemental Cash Flow Disclosures (cont.)

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2010	2009
Trade accounts receivable	$(2,628)	(1,556)
Other receivables	38	10
Inventories	1,383	607
Prepaid expenses	(440)	(1,240)
Trade accounts payable	245	411
Accrued taxes other than income taxes	453	433
Deferred revenues and other accrued liabilities	132	(134)

	$(817)	(1,469)

Note 16 – Variable Interest Entity

The acquisition of certain timberlands in Calhoun County, Arkansas, in October 2009, was structured to qualify as the first step of a reverse like-kind exchange under Internal Revenue Code Section 1031 and Internal Revenue Service (“IRS”), Revenue Procedure 2000-37. Prior to closing on the purchase, the Company assigned all of its right and duties under the purchase and sale agreement to Hampton Acquisition, LLC (“Hampton”) a company unaffiliated with Deltic. Hampton, as an exchange accommodation titleholder, acquired the timberlands. Deltic loaned to Hampton an amount equal to the purchase price of the assets.

Hampton will hold the assets pursuant to a qualified exchange accommodation agreement until the second step of the like-kind exchange is completed. As of the date of the closing, the assets held by Hampton are under lease to Deltic in a net lease whereby Deltic has the benefits and risks of all revenues and costs attributed to the properties.

Based on the provisions of the FASB codification related to consolidations of variable interest entities, FASC 810-10, the Company determined that Hampton is a variable interest entity for which Deltic is the primary beneficiary. Accordingly, Hampton was consolidated into Deltic subsequent to the completion of the purchase of timberlands on October 7, 2009. As a result of the consolidation, Deltic included $6,100,000 on the balance sheet in timber and timberland assets, and recognized on the income statement the revenues and expenses attributed to the property.

The second step of this reverse like-kind exchange was concluded on April 14, 2010, and all assets were transferred to Deltic on that date.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2010	2009
Net sales
Woodlands	$9,023	9,895
Mills	24,615	16,028
Real Estate	2,296	1,572
Eliminations*	(3,999)	(4,633)

	$31,935	22,862

Income/(loss) before income taxes
Operating income
Woodlands	$5,079	5,674
Mills	2,499	(3,552)
Real Estate	(714)	(1,025)
Corporate	(3,469)	(2,890)
Eliminations	264	584

Operating income/(loss)	3,659	(1,209)
Equity in earnings of Del-Tin Fiber	488	757
Interest income	98	2
Interest and other debt expense	(913)	(903)
Interest capitalized	16	63
Other income/expense	2	133

	$3,350	(1,157)

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,219	1,390
Mills	1,697	1,867
Real Estate	112	137
Corporate	21	22

	$3,049	3,416

Capital expenditures
Woodlands	$1,423	3,966
Mills	825	579
Real Estate	535	168
Corporate	49	42

	$2,832	4,755

*Primarily intersegment sales of timber from Woodlands to Mills.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded net income of $2.3 million for the first quarter of 2010, compared to a loss of $1.2 million for the same period of 2009. While the Woodlands segment continued its role as the established core operation of the Company during the first quarter and provided $5.1 million in operating income, this was $.6 million below the same period in 2009. The decrease was the result of lower pine sawtimber harvest volume and average stumpage prices. The Mills segment reported operating income of $2.5 million, an improvement of $6.1 million when compared to the first quarter of 2009. The Mills improvement reflects benefits from supply-side market factors, the result of which was increased lumber prices, and production efficiencies during the current quarter. The Real Estate segment reported a loss of $.7 million in the current-year quarter compared to a loss of $1 million for the same period of 2009. The improvement is due to an increase in residential lot sales activity in the current year. Corporate segment expense was $.6 million higher in the first quarter of 2010 versus the corresponding period of 2009, a result of higher general and administrative expenses. This was primarily from additional accrued taxes on employee incentive plan expenses, which were due to the increase in the market value of share-based awards. Deltic owns a 50 percent interest in Del-Tin Fiber, LLC and recorded related equity in income of $.5 million in the current quarter, a $.3 million decrease from the first quarter of 2009 due largely to a lower average sales price for MDF and increased resin cost.

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors including general economic conditions, interest rates, credit availability and associated costs, imports, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, and weather conditions. Most recently, the United States economy and the housing sector have been gradually moving toward recovery. Along with this positive trend the wood products sector has been experiencing increased sales realizations for its products due to supply-side market factors caused by poor logging conditions because of wet weather in much of the southern United States. As the wet weather conditions abate and logging conditions improve, resulting in increased mill sawlog inventories, lumber production may increase potentially causing lumber prices to moderate from current levels. However, given its relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its lumber products. However, the Company continues its efforts to increase operating efficiencies, reduce controllable manufacturing costs, manage production levels to match market demand, and to seek other cost reducing measures.

Wet weather conditions influenced logging harvest activities in the first quarter of 2010. The pine sawtimber harvest decreased 9,043 tons to 146,488 tons when compared to the 2009 first quarter harvest of 155,531 tons. The average price received for pine sawtimber was $26 per ton in the current quarter of 2010, a decrease of $3 per ton from the 2009 first quarter. However, the per-ton prices for pine stumpage began to move upward during the current quarter due to the reduced harvest volumes and the increased demand for pine stumpage related to improved lumber market conditions. The pine pulpwood harvest of 79,379 tons in the first quarter of 2010 was 10,454 tons fewer than the 89,833 tons harvested in the first quarter of 2009. Because of low fiber supplies at area papermills, the price received for pine pulpwood increased $5 per ton to $16 per ton, when compared to a year ago. The Company also sold approximately 232 acres of recreational-use hardwood bottomland at an average sales price of $1,587 per acre during the first quarter of 2010 compared to sales of approximately 277 acres at an average price of $1,485 per acre for the same period of 2009. In addition, the Woodlands segment reported hunting lease income of $.5 million in the first quarters of 2010 and 2009.

Deltic’s Woodlands segment also receives revenues from mineral lease rentals and mineral royalty payments. In the first quarters of 2010 and 2009, income from mineral lease rentals was $.5 million. The Company has under lease approximately 31,600 net mineral acres in the area known as the “Fayetteville Shale Play,” an unconventional natural gas reservoir now being developed in the state of Arkansas. In the first quarter of 2010, the Company received net royalty payments of $.8 million from the defined Fayetteville Shale Play, compared to $.4 million received in the first quarter of 2009.

The total of all royalty income, including the Fayetteville Shale Play, was $.9 million and $.4 million for the first quarter of 2010 and 2009, respectively. The ultimate benefit to Deltic from these mineral leases remains speculative and unknown to the Company and is contingent on the level of natural gas prices and the successful extraction and sale of natural gas from the area.

The Mills segment benefited from an improved lumber market this quarter, which was primarily due to the reduced lumber supply, as most mills were unable to obtain adequate sawlog inventories due to poor logging conditions. The average sales price of $310 per MBF in the first quarter of 2010 was a 32 percent increase from $234 per MBF received in the first quarter of 2009. Lumber sales were 63.7 million board feet in the current period of 2010, an increase of 22 percent compared to 52.3 million board feet for the same period of 2009. Due to log availability from Company-owned lands, the Mills were able to increase production to match market requirements. Approximately one-half of stumpage supplied to its sawmills comes from Company fee timberlands. However, as with any commodity market, the Company expects the historical lumber market volatility to continue in the future. Deltic will continue to manage production levels to meet that of market demand, while controlling operating costs.

The Real Estate segment closed six residential lot sales during the first quarter of 2010 with an average per-lot sales price of $129,600 compared to no sales in 2009’s first quarter. In response to current market demands, one neighborhood of smaller-sized lots was offered in the first quarter of 2010. Development of this neighborhood will begin in the second quarter of 2010 and all 20 lots have been placed under contract. No commercial sales occurred in either the first quarter of 2010 or 2009. The commercially zoned acreage near the area of “The Promenade at Chenal,” an upscale shopping center within Chenal Valley and a planned lifestyle medical center, continues to receive interest as this area becomes more fully developed. Commercial real estate sales activity is by nature less predictable than residential activity.

Operating results for Del-Tin are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. Del-Tin’s operational income decreased $.3 million, to $.5 million during the first quarter of 2010, when compared to 2009, due primarily to lower prices for MDF sold and resin glue cost increases, partially offset by increased sales volume. The MDF market trended upward during the month of March due to supply-side factors related to decreased imports from Chile following a major earthquake there on February 27, 2010. With regard to the Company’s equity position in Del-Tin, Deltic continues to reduce depreciation expense related to the add-back per thousand square feet manufactured, which relates to the impairment taken by the Company in 2002 that was not recorded at the Del-Tin level. The difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary. (For further discussion, refer to Note 4 to the consolidated financial statements.)

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended March 31, 2010 and 2009. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended March 31,
(Millions of dollars, except per share amounts)	2010	2009
Net sales
Woodlands	$9.0	9.9
Mills	24.6	16.0
Real Estate	2.3	1.6
Eliminations	(4.0)	(4.6)

Net sales	$31.9	22.9

Operating income/(loss)
Woodlands	$5.1	5.7
Mills	2.5	(3.6)
Real Estate	(.7)	(1.0)
Corporate	(3.5)	(2.9)
Eliminations	.3	.6

Operating income/(loss)	3.7	(1.2)
Equity in earnings of Del-Tin Fiber	.5	.8
Interest income	.1	—
Interest and other debt expense	(.9)	(.9)
Other income	—	.1
Income taxes	(1.1)	—

Net income/(loss)	$2.3	(1.2)

Income/(loss) per common share
Basic and diluted	$.18	(.09)

Consolidated

The $3.5 million increase in net income was the result of improved financial results for the Company’s Mills and Real Estate segments, partially offset by decreased operating income from the Woodlands segment and increased Corporate general and administrative expenses.

Operating income increased $4.9 million. The Woodlands segment decreased $.6 million due primarily to a decreased pine sawtimber harvest and lower average per-ton sales price combined with lower other income mainly from well-site damages. These were partially offset by increased revenues from oil and gas royalties and pine pulpwood sales. The Mills segment operations improved $6.1 million mainly due to a $76 per MBF, or 32 percent increase, in the average lumber sales price combined with a 22 percent increase in lumber sales volume. The Real Estate segment’s results improved $.3 million mainly due to increased sales of residential lots. Corporate expense increased $.6 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended March 31,
	2010	2009
Gross sales (millions of dollars)
Pine sawtimber	$3.8	4.5
Pine pulpwood	1.2	1.0
Hardwood sawtimber	—	.1
Hardwood pulpwood	.2	.3
Oil and gas lease rentals	.5	.5
Oil and gas royalties (gross)	1.0	.5
Hunting leases	.5	.5

Sales volume (thousands of tons)
Pine sawtimber	146.5	155.5
Pine pulpwood	79.4	89.8
Hardwood sawtimber	1.0	3.4
Hardwood pulpwood	13.3	33.2

Sales price (per ton)
Pine sawtimber	$26	29
Pine pulpwood	16	11
Hardwood sawtimber	31	33
Hardwood pulpwood	14	8

Timberland
Net sales (millions of dollars)	$.4	.4
Sales volume (acres)	232	277
Sale price (per acre)	$1,587	1,485

Net sales decreased $.9 million in 2010 when compared to the 2009 first quarter. Wet weather contributed to poor logging conditions in Deltic’s operating area during the first quarter of 2010 and caused harvest volumes to decrease. Sales of pine sawtimber decreased $.7 million due to a six percent lower harvest volume at a sales price of $26 per ton, which is ten percent lower than 2009’s $29 per ton price. Sales of pine pulpwood increased $.2 million mainly due to a 45 percent increase in the per-ton sales price, partially offset by a 12 percent lower harvest volume. Revenues from hardwood products declined $.2 million. Net oil and gas royalties in the first quarter of 2010 increased $.5 million when compared to the same period of 2009. 2010’s revenues from hauling stumpage to other mills and other income, primarily from well-site damages, decreased $.2 million and $.5 million respectively. The decrease in operating results was due primarily to the decrease in net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended March 31,
	2010	2009
Net sales (millions of dollars)
Lumber	$19.8	12.3
Residual by-products	3.9	3.1

Lumber
Finished production (MMBF)	60.5	53.3
Sales volume (MMBF)	63.7	52.3
Sales price (per MBF)	$310	234

Net sales increased $8.6 million, or 54 percent, due to higher average lumber sales prices and increased lumber sales volume. The average lumber sales price in the first quarter of 2010 increased $76 from the first quarter of 2009. The first quarter of 2010 lumber sales volume increased 22 percent from first quarter 2009. The Mills segment also benefited from lower log costs, due to the lower prices for pine sawtimber stumpage, and improved hourly production rates at the Mills.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended March 31,
	2010	2009
Net sales (millions of dollars)
Residential lots	$.8	—
Chenal Country Club	1.4	1.5

Sales volume
Residential lots	6	—

Average sales price (thousands of dollars)
Residential lots	$130	—

Net sales for the first quarter 2010 increased $.7 million from the first quarter 2009 due to an increase in the number of residential lots closed. The improved operating results were also due to increased residential real estate sales activity.

Corporate

The increase in operating expense for Corporate functions was due to higher general and administrative expenses, primarily employee incentive plan expenses resulting from additional accrued taxes due to the increase in market value of share-based awards.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $.6 million to $4 million. The decrease was due to a lower transfer price from the Woodlands segment and a decrease in the volume of logs coming into Deltic sawmills from its fee timberlands. Transfer prices are approximately that of market which were higher in the same quarter last year.

Equity in Del-Tin Fiber

For the first quarter of 2010, Deltic’s equity in Del-Tin was $.5 million compared to $.8 million for the same period of 2009. The $.3 million decrease in the first quarter of 2010 when compared to 2009 was due to a lower sales price per thousand square feet, (“MSF”) and increased resin costs partially offset by increased sales volume. Additional selected financial and statistical data for Del-Tin is shown in the following table.

	Quarter Ended March 31,
	2010	2009
Net sales (millions of dollars)	$15.4	13.9
Finished production (MMSF)	30.4	26.5
Board sales (MMSF)	31.5	26.8
Sales price (per MSF)	$489	518

Income Taxes

The effective income tax rate was 33 percent for 2010 and one percent for 2009. The increase was primarily because 2009’s federal tax benefit was essentially offset by a discrete state tax provision.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities total $4.4 million for the first three months of 2010 compared to $.4 million for the same period of 2009. Changes in operating working capital, other than cash and cash equivalents, required cash of $.8 million and $1.5 million in 2010 and 2009, respectively. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $2.8 million in the current-year period and $4.7 million a year ago. Capital expenditures by segment consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2010	2009
Woodlands, including land exchanges	$1,423	3,966
Mills	825	579
Real Estate, including development expenditures	535	168
Corporate	49	42

Capital expenditures	2,832	4,755
Non-cash land exchange	—	(35)

Capital expenditures requiring cash	$2,832	4,720

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations used cash of $.5 million in both 2010 and 2009. The Company advanced Del-Tin Fiber $.7 million in the first quarter of 2010, and received repayments of $.7 million. This compares to a net advance to Del-Tin of $.5 million for the same period of 2009. Funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, were unchanged in the first quarter of 2010 versus a decrease of $2.8 million for the same period of 2009. Deltic received proceeds from other investing activities of $.1 and $.4 million in 2010 and 2009, respectively. Deltic had no borrowings or repayments in 2010 versus net borrowings of $2 million in 2009. The Company had $1.1 million of treasury stock purchases in 2009, while there were no purchases in 2010. Deltic paid dividends on common stock of $.9 million during both 2010 and 2009. Proceeds from stock option exercises and related tax benefits in 2010 increased $.2 million from 2009 which had no benefit since no options were exercised in that period.

Financial Condition

Working capital totaled $7 million at March 31, 2010, and $5.4 million at December 31, 2009. Deltic’s working capital ratio at March 31, 2010 was 1.51 to 1, compared to 1.41 to 1 at the end of 2009. Cash and cash equivalents at the end of the first quarter of 2010 increased $.8 million from December 31, 2009. Deltic’s long-term debt to stockholders’ equity ratio was .418 to 1 at March 31, 2010 and .422 to 1 at December 31, 2009.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $300 million, inclusive of a $50 million letter of credit feature. The agreement will expire on September 9, 2012. As of March 31, 2010, $251 million was available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 9 to the consolidated financial statements included in the Company’s 2009 annual report on Form 10-K.)

The table below sets forth the covenants in the credit facility and status with respect to these covenants as of March 31, 2010 and December 31, 2009.

	Covenants Requirements	Actual Ratios at March 31, 2010	Actual Ratios at Dec. 31, 2009
Leverage ratio should be less than:	.65 to 1	.330 to 1	.332 to 1
Fixed charge coverage ratio should be greater than:	2.5 to 1	5.99 to 1	5.14 to 1
Minimum timber market value must be greater than 175% of total senior indebtedness, presented as a ratio:	1.75 to 1	4.13 to 1	3.97 to 1

Based on management’s current operating projections, the Company believes it will remain in compliance with the debt covenants. However, depending on market conditions and the possibility of the return of economic deterioration, the Company may need to request amendments, or waivers for the covenants, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, or negotiate agreeable refinancing terms should it become needed.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of March 31, 2010, the Company had expended $14.6 million under this program, with the purchase of 370,530 shares at an average cost of $39.28 per share; no shares have been purchased in 2010, 35,571 shares were purchased 2009, 129,996 shares were purchased in 2008, 101,914 shares were purchased under this program in 2007, and seven shares in 2006. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($14.5 million at March 31, 2010) of Del-Tin’s obligation under its credit agreement. Deltic considers the current status of the payment/performance risk of this guarantee to be low based on history and the length of time remaining on the guarantee.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 15 to the consolidated financial statements included in the Company’s 2009 annual report on Form 10-K.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2010	2011 to 2012	2013 to 2014	After 2014
Contractual cash payment obligations
Real estate development committed capital costs	$5.3	.6	2.4	2.3	—
Woodlands land acquisition and committed capital costs	.2	.2	—	—	—
Mills committed capital costs	.7	.7	—	—	—
Long-term debt	92.3	1.1	51.2	—	40.0
Interest on debt*	18.4	3.0	5.8	4.8	4.8
Retirement plans	15.0	.8	2.5	2.9	8.8
Other postretirement benefits	4.6	.3	.8	.9	2.6
Unrecognized tax benefits	1.9	—	1.6	.3	—
Other long-term liabilities	2.0	.6	1.4	—	—

	$140.4	7.3	65.7	11.2	56.2

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$14.5	—	14.5	—	—
Timber cutting agreements	.5	.2	.3	—	—
Letters of credit	.4	—	.3	.1	—

	$15.4	.2	15.1	.1	—

*Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements to conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2009 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 1 to the consolidated financial statements.)

Outlook

Pine sawtimber harvest levels are expected to be 140,000 to 150,000 tons in the second quarter of 2010 and 525,000 to 575,000 tons for the year. Finished lumber sales volume will continue to be subject to market conditions, and is estimated at 65 to 75 million board feet for the second quarter and 240 to 260 million board feet for the year. Residential lot sales are projected to be four to six lots and 20 to 30 lots for the second quarter and the year, respectively.

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

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in item 7A of Part II of its 2009 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Deltic Timber Corporation (“the Company” or “Deltic”) has established disclosure controls and procedures to ensure that material information relating to the Company including its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2010, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

Deltic’s management, with the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter, and have concluded that there was no change to Deltic’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect Deltic’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2009 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
Jan. 1 through Jan. 31, 2010	—	—	—	$20,434,011
Feb. 1 through Feb. 28, 2010	606[2]	$43.00	—	$20,434,011
Mar. 1 through Mar. 31, 2010	—	—	—	$20,434,011

1In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. In December 2007, this plan was expanded by $25 million. There is no stated expiration date regarding this authorization.

2Represents shares withheld to pay taxes in connection with vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

	Exhibit Designation	Nature of Exhibit

	31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date:	May 6, 2010	By:	/s/ Ray C. Dillon
Ray C. Dillon, President (Principle Executive Officer)

Date:	May 6, 2010	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President, Finance and Administration (Principle Financial Officer)

Date:	May 6, 2010	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller (Principal Accounting Officer)