Form 10-Q
period 2010-06-30
DELTIC TIMBER CORP
filed 2010-08-03
CIK 1022469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of Common Stock, $.01 Par Value, outstanding at July 31, 2010, was 12,499,486.

TABLE OF CONTENTS – SECOND QUARTER 2010 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

    Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited) June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$4,803	4,783
Trade accounts receivable, net of allowance for doubtful accounts of $58 and $68, respectively	6,078	4,888
Other receivables	72	86
Inventories	6,214	5,917
Prepaid expenses and other current assets	3,294	2,842

Total current assets	20,461	18,516

Investment in real estate held for development and sale	56,162	56,096
Investment in Del-Tin Fiber	9,516	9,104
Other investments and noncurrent receivables	1,683	4,882
Timber and timberlands – net	228,336	228,893
Property, plant, and equipment – net	33,059	33,886
Deferred charges and other assets	986	826

Total assets	$350,203	352,203

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$2,998	2,824
Current maturities of long-term debt	1,111	1,111
Accrued taxes other than income taxes	2,652	1,824
Income taxes payable	616	362
Deferred revenues and other accrued liabilities	9,831	6,981

Total current liabilities	17,208	13,102

Long-term debt, excluding current maturities	78,667	91,222
Deferred tax liabilities – net	5,230	5,448
Other noncurrent liabilities	26,492	26,132
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	77,784	78,290
Retained earnings	160,672	155,638
Treasury stock	(10,867)	(12,548)
Accumulated other comprehensive loss	(5,111)	(5,209)

Total stockholders’ equity	222,606	216,299

Total liabilities and stockholders’ equity	$350,203	352,203

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

                    (Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$38,937	29,121	70,872	51,983

Costs and expenses
Cost of sales	23,636	21,207	45,100	38,654
Depreciation, amortization, and cost of fee timber harvested	3,370	3,276	6,419	6,692
General and administrative expenses	4,721	3,173	8,484	6,381

Total costs and expenses	31,727	27,656	60,003	51,727

Operating income	7,210	1,465	10,869	256

Equity in earnings of Del-Tin Fiber	2,203	878	2,691	1,635
Interest income	30	7	128	9
Interest and other debt expense	(909)	(925)	(1,822)	(1,828)
Interest capitalized	17	38	33	101
Other income/(expenses)	50	(3)	52	130

Income before income taxes	8,601	1,460	11,951	303

Income taxes	(3,008)	(488)	(4,105)	(505)

Net income/(loss)	$5,593	972	7,846	(202)

Earnings per common share
Basic	$.45	.08	.63	(.02)
Diluted	$.45	.08	.63	(.02)

Dividends per common share
Paid	$.075	.075	.150	.150
Declared	$.150	.150	.225	.225

Weighted average common shares outstanding (thousands)
Basic	12,368	12,318	12,359	12,309
Diluted	12,415	12,391	12,429	12,309

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                         (Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2010	2009

Operating activities
Net income/(loss)	$7,846	(202)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	6,419	6,692
Deferred income taxes	(440)	574
Real estate development expenditures	(906)	(557)
Real estate costs recovered upon sale	552	708
Timberland costs recovered upon sale	321	377
Equity in earnings of Del-Tin Fiber	(2,691)	(1,635)
Stock-based compensation expense	977	855
Net increase in liabilities for pension and other postretirement benefits	422	394
Net decrease in deferred compensation for stock-based liabilities	(504)	(1,020)
(Increase)/decrease in operating working capital other than cash and cash equivalents	1,741	(162)
Other – changes in assets and liabilities	251	(543)

Net cash provided by operating activities	13,988	5,481

Investing activities
Capital expenditures requiring cash, excluding real estate development	(5,172)	(6,220)
Net change in purchased stumpage inventory	(300)	(91)
Advances to Del-Tin Fiber	(691)	(2,907)
Repayments from Del-Tin Fiber	2,970	2,860
Net change in funds held by trustee	3,067	2,639
Other – net	553	738

Net cash provided/(required) by investing activities	427	(2,981)

Financing activities
Proceeds from borrowings	2,000	3,500
Repayments of notes payable and long-term debt	(14,556)	(2,556)
Treasury stock purchases	(26)	(1,112)
Common stock dividends paid	(1,875)	(1,866)
Proceeds from stock option exercises	164	654
Excess tax benefits from stock-based compensation expense	57	16
Other – net	(159)	(159)

Net cash required by financing activities	(14,395)	(1,523)

Net increase in cash and cash equivalents	20	977
Cash and cash equivalents at January 1	4,783	2,413

Cash and cash equivalents at June 30	$4,803	3,390

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders Equity

                              (Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2010	2009

Cumulative preferred stock – $.01 par, authorized 20,000,000, shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2010 and 2009	128	128

Capital in excess of par value
Balance at beginning of period	78,290	78,660
Exercise of stock options	(3)	(101)
Stock based compensation expense	977	855
Restricted stock awards	(1,540)	(1,859)
Tax effect of stock awards	60	(190)

Balance at end of period	77,784	77,365

Retained earnings
Balance at beginning of period	155,638	155,683
Net income/(loss)	7,846	(202)
Common stock dividends declared	(2,812)	(2,799)

Balance at end of period	160,672	152,682

Treasury stock
Balance at beginning of period – 363,208 and 412,177 shares, respectively	(12,548)	(14,400)
Shares purchased – 606 and 35,571 shares, respectively	(26)	(1,112)
Shares issued for incentive plans – 49,421 and 74,204 shares, respectively	1,707	2,615

Balance at end of period – 314,393 and 373,544 shares, respectively	(10,867)	(12,897)

Accumulated other comprehensive loss
Balance at beginning of period	(5,209)	(6,907)
Change in other comprehensive income, net of tax	98	177

Balance at end of period	(5,111)	(6,730)

Total stockholders’ equity	$222,606	210,548

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income/(Loss)

                                           (Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2010	2009
Net income/(loss)	$7,846	(202)

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income/(loss):
Amortization of prior service cost	4	25
Amortization of actuarial loss	256	365
Amortization of plan amendment	(99)	(99)
Income tax expense related to items of other comprehensive loss	(63)	(114)

Other comprehensive income	98	177

Comprehensive income/(loss)	$7,944	(25)

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

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of June 30, 2010, and the results of its operations and cash flows for the three months and six months ended June 30, 2010 and 2009. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Recently Issued Accounting Pronouncements

Financial Accounting Standards update No. 2010-06, “Improving Disclosures about Fair Value Measurements” is effective January 1, 2010, for the Company and requires more detailed information about valuation techniques, inputs used in determining fair value, and transfers into and out of Level 1 and Level 2 of the fair value hierarchy.

Effective January 1, 2011, the Company must comply with new revenue recognition guidance established by Financial Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” The Company believes there will be little or no impact to its financial statements.

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2010	Dec. 31, 2009

Logs	$2,014	1,367
Lumber	3,782	4,211
Materials and supplies	418	339

	$6,214	5,917

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2010	Dec. 31, 2009

Short-term deferred tax assets	$2,147	1,989
Prepaid expenses	405	216
Other current assets	742	637

	$3,294	2,842

Note 4 – Investment in Del-Tin Fiber

The Company owns 50 percent of the membership of Del-Tin Fiber L.L.C. (“Del-Tin”), which operates a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas. The Company’s membership in Del-Tin is discussed in more detail in Note 4 – Investment in Del-Tin Fiber, in the Company’s 2009 annual report on Form 10-K.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin, which included both a five-year term loan and a long-term bond obligation. In connection with the bond obligation, Del-Tin obtained a letter of credit in support of the bond obligation and both Deltic and the other joint venture partner agreed to guarantee Del-Tin’s performance under the letter of credit at inception. The Company’s guarantee under the letter of credit expires on August 31, 2011. In connection with the issuance of Deltic’s original guarantee of the letter of credit, the fair value of the guarantee of the bonds was determined to be de minimus. In reviewing the payment/performance risk associated with this guarantee, Deltic continues to consider the risk minimal based on Del-Tin’s balance sheet, past performance, and length of time remaining on the guarantee. The Company’s guarantee of the $30,000,000, five-year term loan expired in September of 2009.

At June 30, 2010, and December 31, 2009, the Company’s share of the underlying net assets of Del-Tin exceeded its investment by $16,118,000 and $16,580,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin as of December 31, 2002, which was not recorded by Del-Tin. The equity in earnings of Del-Tin recognized by the Company exceeds its ownership percentage of Del-Tin’s earnings because the difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber (cont.)

The financial position for Del-Tin as of the balance sheet dates and results of operations consisted of the following:

(Thousands of dollars)	June 30, 2010	Jan. 2, 2010
Condensed Balance Sheet Information
Current assets	$9,767	7,396
Property, plant, and equipment – net	73,297	75,438
Other noncurrent assets	43	63

Total assets	$83,107	82,897

Current liabilities	$2,839	2,528
Long-term debt	29,000	29,000
Members’ capital	51,268	51,369

Total liabilities and members’ capital	$83,107	82,897

Condensed Income statement Information

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2010	2009	2010	2009
Net sales	$21,049	13,200	36,465	27,063

Costs and expenses
Cost of sales	14,712	9,801	27,522	20,541
Depreciation	1,524	1,153	2,817	2,328
General and administrative expenses	747	511	1,344	1,066

Total costs and expenses	16,983	11,465	31,683	23,935

Operating income	4,066	1,735	4,782	3,128
Interest income	58	26	98	52
Interest and other debt expenses	(192)	(344)	(369)	(601)
Other loss	(46)	(6)	(54)	(6)

Net income	$3,886	1,411	4,457	2,573

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2010	Dec. 31, 2009
Purchased stumpage inventory	$2,748	2,449
Timberlands	91,863	92,032
Fee timber	226,224	224,002
Logging facilities	2,398	2,301

	323,233	320,784
Less accumulated cost of fee timber harvested and facilities depreciation	(96,781)	(94,096)

Strategic timber and timberlands	226,452	226,688
Non-strategic timber and timberlands	1,884	2,205

	$228,336	228,893

In 1999, the Company initiated a program to identify non-strategic timberlands for possible sale. As of June 30, 2010 and December 31, 2009, approximately 5,200 and 6,000 acres of non-strategic timberlands were available for sale, respectively. Included in the Woodlands operating income are gains from sales of non-strategic hardwood bottomland of $856,000 and $1,227,000 for the three months ended June 30, 2010 and 2009, respectively, and $1,119,000 and $1,535,000 for the six months ended June 30, 2010 and 2009, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2010	Dec. 31, 2009
Land	$125	125
Land improvements	5,596	5,463
Buildings and structures	11,064	11,056
Machinery and equipment	97,256	94,993

	114,041	111,637
Less accumulated depreciation	(80,982)	(77,751)

	$33,059	33,886

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Income Taxes

The Company’s effective tax rate for the three months and six months ended June 30, 2010, was 35 percent and 34 percent, respectively. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the six months ended June 30, 2010, the Company recognized $2,000 in interest expense from these items. The Company had approximately $19,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at June 30, 2010. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $2,281,000 would benefit the effective rate.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2006.

Note 8 – Deferred Revenue and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2010	Dec. 31, 2009

Deferred revenues – current	$4,521	3,614
Dividend payable	937	—
Vacation accrual	992	938
Deferred compensation	2,055	1,054
All other current liabilities	1,326	1,375

	$9,831	6,981

Note 9 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2010	Dec. 31, 2009

Accumulated postretirement benefit obligation	$8,722	8,355
Accrued pension liability	8,784	8,877
Deferred revenue – long term portion	1,082	1,494
Other noncurrent liabilities	7,904	7,406

	$26,492	26,132

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2010	2009	2010	2009
Funded qualified retirement plan
Service cost	$283	276	565	553
Interest cost	407	397	814	793
Expected return on plan assets	(361)	(298)	(722)	(595)
Amortization of prior service cost	4	16	9	31
Amortization of actuarial loss	108	171	216	342

Net retirement expense	$441	562	882	1,124

Unfunded nonqualified retirement plan
Service cost	$33	28	66	56
Interest cost	57	49	114	98
Amortization of prior service cost	(2)	(2)	(5)	(5)
Amortization of actuarial loss	20	11	40	23

Net retirement expense	$108	86	215	172

Other postretirement benefits
Service cost	$82	81	164	162
Interest cost	116	119	233	238
Amortization of plan amendment	(49)	(49)	(99)	(99)

Net other postretirement benefits expense	$149	151	298	301

The Company made contributions to its qualified plan of $750,000 during the first six months of 2010, and expects to continue to fund the plan at the same level over the remainder of 2010.

Recently enacted U.S. health care legislation is expected to affect companies that offer post employment benefits to employees. Based on management’s current understanding of this new legislation and the types of benefits currently offered by the benefit plan, the financial impact to the Company was immaterial and did not require a remeasurement of its other post-retirement benefits obligation.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation

The Consolidated Statement of Income for the three months ended June 30, 2010 and 2009, included $497,000 and $443,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the six months ended June 30, 2010 and 2009, the amounts were $977,000 and $855,000, respectively.

Assumptions for the valuation of 2010 stock options and restricted stock performance units consisted of the following:

2010
Expected term of options (in years)	6.27
Weighted expected volatility	34.57%
Dividend yield	.61%
Risk-free interest rate performance restricted shares	2.13%
Risk-free interest rate – options	3.92%
Stock price as of valuation date	$44.84

Stock Options – A summary of stock options as of June 30, 2010, and changes during the six-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	168,914	$42.97

Granted	32,159	44.84
Exercised	(4,858)	33.78

Outstanding at June 30, 2010	196,215	$43.51	6.6	$691

Exercisable at June 30, 2010	111,496	$43.38	5.1	$482

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2010, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of June 30, 2010, there was $1,000,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of June 30, 2010, and changes during the six-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	70,963	$46.89

Granted	20,733	44.84
Vested	(12,231)	53.23

Nonvested at June 30, 2010	79,465	$45.38

As of June 30, 2010, there was $1,831,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Performance Units – A summary of nonvested restricted stock performance units as of June 30, 2010, and changes during the six months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	46,874	$51.15

Granted	14,471	58.66
Vested	(9,359)	55.93

Nonvested at June 30, 2010	51,986	$52.38

As of June 30, 2010, there was $1,537,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.3 years.

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at June 30, 2010, are presented in the following table:

	June 30, 2010	Fair Value Measurements at Reporting Date Using
(Thousands of dollars)		Quoted prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$629	629	—	—

Long-term debt, including current liabilities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be refinanced.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at June 30, 2010. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	2010
(Thousands of dollars)	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$79,778	85,250

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

(Thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income/(loss)	$5,593	972	7,846	(202)

Weighted average number of common shares used in basic EPS	12,368	12,318	12,359	12,309
Potentially dilutive shares	47	73	70	n/a

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,415	12,391	12,429	12,309

Earnings per common share
Basic	$.45	.08	.63	(.02)
Assuming dilution	$.45	.08	.63	(.02)

Options to purchase shares, which were outstanding but not included in the computation of diluted earnings per share because the options were anti-dilutive, were 77,534 and 102,407 for the three months and six months ended June 30, 2010 and 2009, respectively. Restricted performance shares, which were outstanding but not included in the computation of diluted earnings per share because they do not meet the metrics established for awarding, were 30,259 and 16,040 at June 30, 2010 and 2009, respectively. At June 30, 2009, common stock equivalents that could potentially dilute earnings per share were 79,738. These were not included in the computation of loss per share because their effect would have been anti-dilutive.

Note 15 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Six Months Ended June 30,
(Thousands of dollars)	2010	2009
Income taxes paid in cash	$3,750	14
Interest paid	1,690	1,726

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Supplemental Cash Flow Disclosures (cont.)

Non-cash investing and financing activities excluded from the statement of cash flows include:

	Six Months Ended June 30,
(Thousands of dollars)	2010	2009
Issuance of restricted stock	$1,540	1,859
Land exchanges	—	35

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2010	2009
Trade accounts receivable	$(1,190)	(3,114)
Other receivables	14	13
Inventories	(297)	1,711
Prepaid expenses and other current assets	(313)	(675)
Trade accounts payable	174	819
Accrued taxes other than income taxes	828	829
Deferred revenues and other accrued liabilities	2,525	255

	$1,741	(162)

Note 16 – Variable Interest Entity

The acquisition of certain timberlands in Calhoun County, Arkansas, in October 2009, was structured to qualify as the second step of a reverse like-kind exchange under Internal Revenue Code Section 1031 and Internal Revenue Service (“IRS”), Revenue Procedure 2000-37. Prior to closing on the purchase, the Company assigned all of its rights and duties under the purchase and sale agreement to Hampton Acquisition, LLC (“Hampton”), a company unaffiliated with Deltic. Hampton, as an exchange accommodation titleholder, acquired the timberlands. Deltic loaned to Hampton an amount equal to the purchase price of the assets.

Based on the provisions of the FASB codification related to consolidations of variable interest entities, FASC 810-10, the Company determined that Hampton is a variable interest entity for which Deltic was the primary beneficiary. Accordingly, Hampton was consolidated into Deltic subsequent to the completion of the purchase of timberlands on October 7, 2009. As a result of the consolidation, Deltic included $6,100,000 on the balance sheet in timber and timberland assets, and recognized on the income statement the revenues and expenses attributed to the property.

The second step of this reverse like-kind exchange was concluded on April 14, 2010, and all assets were transferred to Deltic on that date.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2010	2009	2010	2009
Net sales
Woodlands	$11,416	10,303	20,439	20,198
Mills	29,896	20,788	54,511	36,816
Real Estate	2,432	3,055	4,728	4,627
Eliminations*	(4,807)	(5,025)	(8,806)	(9,658)

	$38,937	29,121	70,872	51,983

Income before income taxes
Operating income
Woodlands	$6,458	6,463	11,537	12,137
Mills	6,204	(1,948)	8,703	(5,500)
Real Estate	(537)	(452)	(1,251)	(1,477)
Corporate	(4,443)	(2,947)	(7,912)	(5,837)
Eliminations	(472)	349	(208)	933

Operating income	7,210	1,465	10,869	256
Equity in earnings of Del-Tin Fiber	2,203	878	2,691	1,635
Interest income	30	7	128	9
Interest and other debt expense	(909)	(925)	(1,822)	(1,828)
Interest capitalized	17	38	33	101
Other income/(loss)	50	(3)	52	130

	$8,601	1,460	11,951	303

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,583	1,307	2,802	2,697
Mills	1,657	1,831	3,354	3,698
Real Estate	112	116	224	253
Corporate	18	22	39	44

	$3,370	3,276	6,419	6,692

Capital expenditures
Woodlands	$911	778	2,334	4,744
Mills	1,583	815	2,408	1,394
Real Estate	680	465	1,215	633
Corporate	72	—	121	42

	$3,246	2,058	6,078	6,813

*Primarily intersegment sales of timber from Woodlands to Mills.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded net income of $5.5 million for the second quarter of 2010, compared to $1 million for the same period of 2009. The Woodlands segment, Deltic’s core operation, reported operating income of $6.4 million during the second quarter of both 2010 and 2009. The Mills segment posted strong results in the current-year quarter of $6.2 million, an improvement of $8.1 million from the $1.9 million loss reported a year ago. The increase in Mills operating income was primarily due to a $105 per thousand board feet higher unit sales price and a six percent increase in the volume of lumber sold. The Real Estate segment recorded a loss of $.5 million in 2010’s second quarter compared to a loss of $.4 million in 2009 due to decreases in both the average sales price per residential lot sold and the number of lots sold. The Corporate segment’s general and administrative expenses were $1.5 million higher during the current-year quarter than the same period a year ago, mainly due to higher employee incentive plan expenses resulting from the significantly improved net income. Deltic owns a 50 percent interest in Del-Tin Fiber, L.L.C. and recorded equity income of $2.2 million for the second quarter of 2010, an increase from $.8 million for the same quarter of 2009. The increase is largely the result of an earthquake in Chile on February 27, 2010, that interrupted the supply of MDF moldings normally imported from there, hence increasing domestic demand and sales prices.

The majority of Deltic’s operations are within the commodity-based wood and wood products sector, with a significant diversification in real estate development on a portion of its landholdings. The Company’s operating environments are affected by a number of factors including general economic conditions, employment levels, interest rates, credit availability and associated costs, imports, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, and weather conditions. The U.S. housing and commercial real estate markets continue to be sluggish due to uncertain future economic conditions, and concerns over higher unemployment rates, combined with continued tight credit requirements for real estate developers. These conditions, combined with June’s reduction in housing starts and an increase in Canadian lumber imports, have exerted downward pressure on U.S. lumber markets and lumber pricing since their peak around the middle of 2010’s second quarter. Given its relative size and the nature of most commodity markets, the Company has little or no control over pricing or demand levels for its lumber products. However, the Company will continue its efforts to improve operating efficiencies, reduce controllable manufacturing costs, manage production levels to match market demand, and explore other cost reducing measures.

For the second quarter of 2010, the pine sawtimber harvest increased 2,684 tons, to 169,290 tons, when compared to the 2009 second quarter harvest of 166,606 tons. The average per-ton sales price decreased seven percent, to $28 per ton, from the 2009 second quarter per-ton price of $30. While stumpage prices are lower than they were a year ago, pine sawtimber prices have been trending upward since the beginning of 2010. The pine pulpwood harvest of 96,095 tons was an increase of 18,901 tons from the harvest in the second quarter of 2009. Because of low fiber inventories at area papermills during the current-year quarter, the average sales price received for pine pulpwood sold increased $3 per ton when compared to a year ago, to $13 per ton. The Company sold approximately 520 acres of recreational-use hardwood bottomland at an average sales price of $2,085 per acre during the second quarter of 2010 compared to sales of 724 acres at an average price of $2,089 per acre for the same period of 2009. Hunting lease income of $.5 million was reported for the second quarters of both 2010 and 2009.

Total mineral revenues, consisting of lease rentals and oil and gas royalties for the second quarter of 2010 were $1.6 million, compared to $1 million in the second quarter of 2009. The majority of this revenue comes from an area known as the “Fayetteville Shale Play,” an unconventional natural gas reservoir now being developed in the state of Arkansas. The Company has under lease or held by production approximately 31,600 net mineral acres in the Fayetteville Shale Play. During the second quarter of 2010, the Company received net royalty payments of $.7 million from the defined Fayetteville Shale Play, compared to $.3 million received in the second quarter of 2009. The increase is due to a larger number of wells in production when compared to a year ago. The total of all oil and gas net royalty income, inclusive of the Fayetteville Shale Play, was $.9 million and $.4 million for the second quarter of 2010 and 2009, respectively. Total income from mineral lease rentals was $.5 million in the second quarter of both 2010 and 2009. In addition, there has recently been renewed interest in extracting oil found in the lower portion of the Smackover limestone formation in some of the Arkansas counties and Louisiana parishes located along the Arkansas/Louisiana border. Deltic has been approached regarding the possibility of leasing the lands in this area on which it owns the mineral interests. The ultimate benefit to Deltic from mineral leases remains speculative and unknown to the Company and is contingent on the level of crude oil and natural gas prices and the successful extraction of oil and natural gas from these areas.

During most of the second quarter of 2010, the Mills segment continued to benefit from a lumber supply shortage that began in the first quarter. Because of Deltic’s vertical integration strategy of owning both timberlands and sawmills, the Company was well positioned to capitalize on the higher lumber prices caused by the supply-side shortages. The average sales price received for lumber sold of $345 per MBF in the second quarter of 2010 was a $105, or 44 percent, increase from the same period a year ago. Lumber sales were 69.8 million board feet in the current period of 2010, an increase of 3.7 million board feet from the second quarter of 2009, as the Company operated its mills for more hours to capitalize on the market opportunity. As logging conditions improved during the second quarter, mills that had previously been impacted by log availability resumed production. This production, along with increased imports from Canada, caused the lumber market to begin to soften in mid-May as the lumber supply increased. Deltic continues to plan for approximately one-half of required stumpage for it’s sawmills to come from Company fee timberlands. Because of the historically volatile nature of the wood products market and current market conditions, Deltic will continue to evaluate market conditions and adjust operating hours as needed in order to match production with market demand.

The Real Estate segment sold four residential lots during the second quarter of 2010 with an average per-lot sales price of $48,200 compared to five lots sold at an average per-lot sales price of $53,400 in 2009’s second quarter. Because of the low cost basis in all of its developments, the Company is able to maintain lot sales prices, while waiting on the residential real estate market to improve. Deltic is currently developing one neighborhood of smaller-sized lots. All 20 of these lots were placed under contract during the first quarter of 2010, prior to the Company beginning construction. Any future development activity will depend upon the demand for Deltic’s residential lots. Commercial real estate sales activity is by nature less predictable than residential activity. No commercial sales occurred in the second quarter of either 2010 or 2009. In July of 2010, a major health care provider in Arkansas closed on the second phase of a two-part commercial real estate purchase to be developed as a lifestyle medical center. The 19-acre acquisition is located near the “Promenade at Chenal,” an upscale shopping center within Chenal Valley, and was originally scheduled to close in 2011.

Operating results for Del-Tin are affected by the overall MDF market and the plant’s operating performance. Equity in earnings of Del-Tin increased $1.4 million, to $2.2 million during the second quarter of 2010, when compared to 2009, due primarily to increased sales volume and prices for MDF sold. When an earthquake in Chile on February 27, 2010 created molding supply interruptions to the U.S. during the quarter, Del-Tin benefited from the opportunity to fill demand as building supply retailers turned to U.S. manufacturers of MDF moldings to fill their inventory needs. With regard to the Company’s equity position in Del-Tin, Deltic continues to reduce depreciation expense related to the add-back per thousand square feet manufactured, which relates to the impairment taken by the Company in 2002 that was not recorded at the Del-Tin level. The difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary. (For further discussion, refer to Note 4 to the consolidated financial statements.)

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended June 30, 2010 and 2009. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended June 30,
(Millions of dollars, except per share amounts)	2010	2009
Net sales
Woodlands	$11.5	10.3
Mills	29.9	20.8
Real Estate	2.4	3.0
Eliminations	(4.8)	(5.0)

Net sales	$39.0	29.1

Operating income
Woodlands	$6.4	6.4
Mills	6.2	(1.9)
Real Estate	(.5)	(.4)
Corporate	(4.4)	(2.9)
Eliminations	(.5)	.3

Operating income	7.2	1.5
Equity in earnings of Del-Tin Fiber	2.2	.8
Interest and other debt expense	(.9)	(.9)
Other income	—	.1
Income taxes	(3.0)	(.5)

Net income	$5.5	1.0

Income per common share
Basic and diluted	$.45	.08

Consolidated

The $4.5 million increase in net income was primarily attributed to improved financial results for the Company’s Mills segment and increased equity in earnings of Del-Tin Fiber, which were partially offset by decreased operating income from the Real Estate segment and increased Corporate general and administrative expenses.

Operating income increased $5.7 million. The Woodlands segment operating income was unchanged from the prior year. Increased revenues from pine pulpwood sales and net oil and gas royalties were primarily offset by a decreased net margin from timberland sold, lower revenues from pine sawtimber sales, increased maintenance expense for roads on the Company’s fee timberlands, and an increased cost of fee timber harvested. The Mills segment’s operating income improved $8.1 million mainly due to a $105, or 44 percent, increase in the average unit sales price per MBF of lumber sold, combined with a six percent increase in the lumber sales volume. The Real Estate segment’s results decreased $.1 million mainly due to reduced sales activity. Corporate expense increased $1.5 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended June 30,
	2010	2009
Gross sales (millions of dollars)
Pine sawtimber	$4.7	4.9
Pine pulpwood	1.2	.8
Hardwood sawtimber	.2	.1
Hardwood pulpwood	.5	.3
Oil and gas lease rentals	.5	.5
Oil and gas royalties (gross)	1.1	.5
Hunting leases	.5	.5

Sales volume (thousands of tons)
Pine sawtimber	169.3	166.6
Pine pulpwood	96.1	77.2
Hardwood sawtimber	4.4	4.6
Hardwood pulpwood	29.5	34.2

Sales price (per ton)
Pine sawtimber	$28	30
Pine pulpwood	13	10
Hardwood sawtimber	36	28
Hardwood pulpwood	15	8

Timberland
Net sales (millions of dollars)	$1.1	1.5
Sales volume (acres)	520	724
Sale price (per acre)	$2,100	2,100

Net sales increased $1.2 million in 2010 when compared to the 2009 second quarter. Sales of pine sawtimber decreased $.3 million due to a lower average sales price of $28 per ton, which was seven percent lower than 2009’s $30 per ton price, partially offset by a two percent increase in harvest volume. Sales of pine pulpwood increased $.4 million due to a 30 percent increase in the average per-ton sales price, and a 24 percent higher harvest volume. Revenues from hardwood pulpwood were $.2 million higher than in 2009. Revenues from easements and rights-of-way were $.2 million higher in 2010 versus 2009. Oil and gas royalties in the second quarter of 2010 increased $.6 million when compared to the same period of 2009. Revenues from timberland sales decreased $.4 million due to 204 fewer acres sold in 2010 versus 2009. The current year’s revenues from hauling stumpage to other mills increased $.3 million from 2009 second quarter. Operating income was $6.4 million in both 2010 and 2009. The increase in current-period net sales was offset by increased road maintenance expense, silviculture expense, cost for hauling stumpage to other mills, and the cost of fee timber harvested.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended June 30,
	2010	2009
Net sales (millions of dollars)
Lumber	$24.1	15.8
Residual by-products	4.4	4.1

Lumber
Finished production (MMBF)	70.9	61.8
Sales volume (MMBF)	69.8	66.1
Sales price (per MBF)	$345	240

Net sales increased $9.1 million, or 44 percent, due to higher average lumber sales prices and increased lumber sales volume. The average lumber sales price in the second quarter of 2010 increased $105 per MBF from the second quarter of 2009 and the lumber sales volume increased six percent, or 3.7 million board feet, from the second quarter 2009. Operating income increased $8.1 million due to the same factors affecting net sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended June 30,
	2010	2009
Net sales (millions of dollars)
Residential lots	$.2	.3
Speculative home	—	.6
Chenal Country Club	2.1	2.1

Sales volume
Residential lots	4	5
Speculative home	—	1

Average sales price (thousands of dollars)
Residential lots	$48	53
Speculative home	—	556

Net sales for the second quarter 2010 decreased $.6 million from the second quarter 2009 due to a decrease in the number of residential lots closed and to decreased revenues from speculative home sales in the current-year quarter. The current-year loss from operations was $.1 million more than 2009 due to the same factors affecting net sales.

Corporate

The $1.5 million increase in operating expense for Corporate functions was due primarily to higher general and administrative expenses, primarily employee incentive plan expenses, resulting from the improved financial results for the quarter.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $.2 million to $4.8 million. The decrease was due to a lower transfer price from the Woodlands segment, partially offset by an increase in the volume of logs coming into Deltic sawmills from its fee timberlands. Transfer prices are approximately that of market which were higher in the same quarter last year.

Equity in Del-Tin Fiber

For the second quarter of 2010, Deltic’s equity in Del-Tin was $2.2 million compared to $.8 million for the same period of 2009. The $1.4 million increase in the second quarter of 2010 when compared to 2009 was due to a higher sales price per thousand square feet, (“MSF”) and increased sales volume. The increase in both price and volume were primarily due to an earthquake in Chile on February 27, 2010, which caused an interruption in their exports of moldings to the U.S. Additional selected financial and statistical data for Del-Tin is shown in the following table.

	Quarter Ended June 30,
	2010	2009
Net sales (millions of dollars)	$21.0	13.1
Finished production (MMSF)	39.3	26.0
Board sales (MMSF)	39.9	25.6
Sales price (per MSF)	$528	515

Income Taxes

The effective income tax rate was 35 percent for 2010 and 33 percent for 2009.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

In the following tables, Deltic’s net sales and results of operations are presented for the six months ended June 30, 2010 and 2009. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2010	2009
Net sales
Woodlands	$20.5	20.2
Mills	54.5	36.8
Real Estate	4.7	4.6
Eliminations	(8.8)	(9.6)

Net sales	$70.9	52.0

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2010	2009
Operating income and net income/(loss)
Woodlands	$11.5	12.1
Mills	8.7	(5.5)
Real Estate	(1.2)	(1.4)
Corporate	(7.9)	(5.8)
Eliminations	(.2)	.9

Operating income	10.9	.3
Equity in earnings of Del-Tin Fiber	2.7	1.6
Interest income	.1	—
Interest and other debt expense	(1.8)	(1.8)
Interest capitalized	—	.1
Other income	—	.1
Income taxes	(4.1)	(.5)

Net income/(loss)	$7.8	(.2)

Income/(loss) per common share
Basic and diluted	$.63	(.02)

Consolidated

The $8 million increase in net income is primarily due to improved operating results from the Mills and Real Estate segments and increased equity in earnings from Del-Tin Fiber, partially offset by decreased operating results for the Woodlands segment and higher Corporate general and administrative expenses.

Operating income increased $10.6 million from 2009. The Woodlands segment decreased $.6 million due to decreased revenues from pine sawtimber sales, fewer acres of timberland sold, and increased maintenance expense for roads on the Company’s fee timberlands in 2010. The Mills segment increased $14.2 million due to a higher average unit lumber sales price and increased sales volumes. The Real Estate segment’s operating loss decreased $.2 million due to an increase in residential lots sold and to a higher average per-lot sales price. Corporate expenses increased $2.1 million mainly due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Six Months Ended June 30,
	2010	2009
Net sales (millions of dollars)
Pine sawtimber	$8.5	9.5
Pine pulpwood	2.4	1.8
Hardwood sawtimber	.2	.2
Hardwood pulpwood	.6	.5
Oil and gas lease rentals	1.0	1.0
Oil and gas royalties (gross)	2.1	1.0
Hunting leases	1.0	.9

Sales volume (thousands of tons)
Pine sawtimber	315.8	322.1
Pine pulpwood	175.5	167.0
Hardwood sawtimber	5.4	8.0
Hardwood pulpwood	42.8	67.4

	Six Months Ended June 30,
	2010	2009
Sales price (per ton)
Pine sawtimber	$27	29
Pine pulpwood	14	11
Hardwood sawtimber	35	30
Hardwood pulpwood	15	8

Timberland
Net sales (millions of dollars)	$1.5	1.9
Sales volume (acres)	752	1,001
Sales price (per acre)	$1,900	1,900

Net sales increased $.3 million. The per-ton sales price and harvest volumes for pine sawtimber decreased, causing $.9 million less in sales. There was a $.6 million increase in pine pulpwood revenues. Royalty income was $1.1 million more than in 2009. Sales of timberland decreased $.5 million and other income from well-site damages decreased $.2 million from the prior year. The decrease in operating results was due to increased silviculture, road maintenance, and fee timber harvested expenses, which were partially offset by the increase in net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Six Months Ended June 30,
	2010	2009
Net sales (millions of dollars)
Lumber	$43.8	28.1
Residual by-products	8.2	7.2

Lumber
Finished production (MMBF)	131.4	115.1
Sales volume (MMBF)	133.5	118.4
Sales price (per MBF)	$328	238

Net sales increased $17.7 million due to higher lumber prices and sales volume. The average sales price increased 38 percent from 2009, while sales volume increased 13 percent. Total operating income increased $14.2 million due to the factors impacting net sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Six Months Ended June 30,
	2010	2009
Net sales (millions of dollars)
Residential lots	$1.0	.3
Speculative home	—	.6
Chenal Country Club	3.5	3.6

Sales volume
Residential lots	10	5
Speculative home	—	1

	Six Months Ended June 30,
	2010	2009
Average sales price (thousands of dollars)
Residential lots	$97	53
Speculative home	—	556

Net sales increased $.1 million due to the increase in residential lots sold and to a higher average sales price per-lot, partially offset by decreased sales at Chenal Country Club and revenues from speculative home sales. The increase in the Real Estate segment’s operating income was due mainly to the same factors affecting net sales.

Corporate

Operating expenses for Corporate functions were $2.1 million higher due to increased general and administrative expenses primarily employee incentive plan expense and professional fees.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $.8 million to $8.8 million. The decrease was due to a lower transfer price for logs coming into Company sawmills from fee timberlands and a slightly lower volume of logs. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the first six months of 2010, equity in earnings of Del-Tin Fiber was $2.7 million, an increase of $1.1 million compared to 2009 due mainly to increased sales volume along with a slightly lower raw material cost. Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Six Months Ended June 30,
	2010	2009
Net sales (millions of dollars)	$36.5	27.1
Finished production (MMSF)	69.7	52.5
Board sales (MMSF)	71.4	52.4
Sales price (per MSF)	$511	516

Income Taxes

The effective income tax rate was 34 percent for the first six months ended June 30, 2010, and 167 percent for the same period of 2009. A discrete tax charge related to a 2009 change in state tax law caused the increased prior-period rate.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $14 million for the first six months of 2010 compared to $5.5 million for the same period of 2009. Changes in operating working capital, other than cash and cash equivalents, provided cash of $1.7 million in 2010 and required cash of $.2 million in 2009. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $6.1 million in the current-year period and $6.8 million a year ago. Capital expenditures by segment consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2010	2009
Woodlands, including land exchanges	$2,334	4,744
Mills	2,408	1,394
Real Estate, including development expenditures	1,215	633
Corporate	121	42

Capital expenditures	6,078	6,813
Non-cash land exchange	—	(36)

Capital expenditures requiring cash	$6,078	6,777

The net change in purchased stumpage inventory to be utilized in the Company’s sawmilling operations required cash of $.3 million in 2010 and $.1 million in 2009. Deltic advanced $.7 million to Del-Tin, and received repayments of $3 million in 2010. This compares to advances and repayments of $2.9 million to Del-Tin in 2009. Funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, decreased $3.1 million in 2010, and $2.6 million in 2009. The Company borrowed $2 million and repaid $14.6 million of debt in 2010 and had net borrowings of $.9 million in 2009. There have been no treasury stock purchases in 2010, while there were $1.1 million in treasury stock purchases in 2009. Dividends of $1.9 million were paid in 2010 and 2009. Proceeds from exercises of stock options and the related tax benefits were $.2 million in 2010 and $.7 million in 2009.

Financial Condition

Working capital totaled $3.3 million at June 30, 2010, and $5.4 million at December 31, 2009. Deltic’s working capital ratio at June 30, 2010 was 1.19 to 1, compared to 1.41 to 1 at the end of 2009. Cash and cash equivalents at the end of the second quarter of 2010 was unchanged from December 31, 2009. Deltic’s long-term debt to stockholders’ equity ratio was .353 to 1 at June 30, 2010 and .422 to 1 at December 31, 2009.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $300 million, inclusive of a $50 million letter of credit feature. The agreement will expire on September 9, 2012. As of June 30, 2010, $263 million was available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 9 to the consolidated financial statements included in the Company’s 2009 annual report on Form 10-K.)

The table below sets forth the covenants in the credit facility and status with respect to these covenants as of June 30, 2010 and December 31, 2009.

	Covenants Requirements	Actual Ratios at June 30, 2010	Actual Ratios at Dec. 31, 2009
Leverage ratio should be less than:	.65 to 1	.299 to 1	.332 to 1
Fixed charge coverage ratio should be greater than:	2.5 to 1	6.73 to 1	5.14 to 1
Minimum timber market value must be greater than 175% of total senior indebtedness, presented as a ratio:	1.75 to 1	4.39 to 1	3.97 to 1

Based on management’s current operating projections, the Company believes it will remain in compliance with the debt covenants. However, depending on market conditions and the possibility of the return of economic deterioration, the Company could request amendments, or waivers for the covenants, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, or negotiate agreeable refinancing terms should it become needed.

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

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($14.8 million at June 30, 2010) of Del-Tin’s obligation under its credit agreement. Deltic considers the current status of the payment/performance risk of this guarantee to be low based on history and the length of time remaining on the guarantee.

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

(Millions of dollars)	Total	During 2010	2011 to 2012	2013 to 2014	After 2014
Contractual cash payment obligations
Real estate development committed capital costs	$3.5	.4	2.4	.7	—
Woodlands land acquisition and committed capital costs	.1	.1	—	—	—
Mills committed capital costs	.8	.8	—	—	—
Long-term debt	79.8	.6	39.2	—	40.0
Interest on debt*	16.9	1.5	5.8	4.8	4.8
Retirement plans	14.8	.6	2.5	2.9	8.8
Other postretirement benefits	4.5	.2	.8	.9	2.6
Unrecognized tax benefits	2.7	—	1.7	1.0	—
Other liabilities	4.4	.9	3.1	.4	—

	$127.5	5.1	55.5	10.7	56.2

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$14.8	—	14.8	—	—
Timber cutting agreements	.3	.2	.1	—	—
Letters of credit	.4	—	.3	.1	—

	$15.5	.2	15.2	.1	—

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 165,000 to 175,000 tons in the third quarter of 2010 and 550,000 to 600,000 tons for the year. Finished lumber sales volume will continue to be subject to market conditions, and is estimated at 65 to 75 million board feet for the third quarter and 240 to 260 million board feet for the year. Residential lot sales are projected to be two to five lots and 20 to 30 lots for the third quarter and the year, respectively. Deltic has already closed on the sale of approximately 19 acres of commercial real estate in Chenal Valley during the third quarter of 2010.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Deltic Timber Corporation (the “Company” or “Deltic”) has established disclosure controls and procedures to ensure that material information relating to the Company including its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2010, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2009 annual report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 through April 30, 2010	—	—	—	$20,434,011
May 1 through May 31, 2010	—	—	—	$20,434,011
June 1 through June 30, 2010	—	—	—	$20,434,011

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

DELTIC TIMBER CORPORATION

Date:	August 3, 2010	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principle Executive Officer)

Date:	August 3, 2010	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principle Financial Officer)

Date:	August 3, 2010	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)