Form 10-Q
period 2010-09-30
DELTIC TIMBER CORP
filed 2010-11-05
CIK 1022469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐ .

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

Number of shares of Common Stock, $.01 Par Value, outstanding at October 29, 2010, was 12,491,171.

TABLE OF CONTENTS – THIRD QUARTER 2010 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

    Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited) Sept. 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$7,122	4,783
Trade accounts receivable, net of allowance for doubtful accounts of $51 and $68, respectively	5,444	4,888
Other receivables	71	86
Inventories	6,955	5,917
Prepaid expenses and other current assets	3,503	2,842

Total current assets	23,095	18,516

Investment in real estate held for development and sale	54,492	56,096
Investment in Del-Tin Fiber	8,654	9,104
Other investments and noncurrent receivables	1,982	4,882
Timber and timberlands – net	226,821	228,893
Property, plant, and equipment – net	32,391	33,886
Deferred charges and other assets	1,070	826

Total assets	$348,505	352,203

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$3,228	2,824
Current maturities of long-term debt	1,111	1,111
Accrued taxes other than income taxes	3,068	1,824
Income taxes payable	947	362
Deferred revenues and other accrued liabilities	12,992	6,981

Total current liabilities	21,346	13,102

Long-term debt, excluding current maturities	69,667	91,222
Deferred tax liabilities – net	4,381	5,448
Other noncurrent liabilities	27,617	26,132
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	78,281	78,290
Retained earnings	163,014	155,638
Treasury stock	(10,867)	(12,548)
Accumulated other comprehensive loss	(5,062)	(5,209)

Total stockholders’ equity	225,494	216,299

Total liabilities and stockholders’ equity	$348,505	352,203

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

                    (Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$37,050	28,987	107,922	80,970

Costs and expenses
Cost of sales	24,181	21,754	69,281	60,408
Depreciation, amortization, and cost of fee timber harvested	3,794	3,179	10,213	9,871
General and administrative expenses	3,942	3,599	12,426	9,980

Total costs and expenses	31,917	28,532	91,920	80,259

Operating income	5,133	455	16,002	711

Equity in earnings of Del-Tin Fiber	978	522	3,669	2,157
Interest income	12	24	140	33
Interest and other debt expense	(847)	(890)	(2,669)	(2,718)
Interest capitalized	20	24	53	125
Other income/(expenses)	(10)	(89)	42	41

Income before income taxes	5,286	46	17,237	349

Income taxes	(2,008)	157	(6,113)	(348)

Net income	$3,278	203	11,124	1

Earnings per common share
Basic	$.26	.02	.89	—
Diluted	$.26	.02	.89	—

Dividends per common share
Paid	$.075	.075	.225	.225
Declared	$.075	.075	.300	.300

Weighted average common shares outstanding (thousands)
Basic	12,368	12,323	12,362	12,314
Diluted	12,417	12,399	12,419	12,409

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                         (Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2010	2009

Operating activities
Net income	$11,124	1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	10,213	9,871
Deferred income taxes	(1,299)	(670)
Real estate development expenditures	(1,189)	(596)
Real estate costs recovered upon sale	2,170	861
Timberland costs recovered upon sale	474	650
Equity in earnings of Del-Tin Fiber	(3,669)	(2,157)
Stock-based compensation expense	1,474	1,293
Net increase in liabilities for pension and other postretirement benefits	707	864
Net decrease in deferred compensation for stock-based liabilities	(209)	(556)
Decrease in operating working capital other than cash and cash equivalents	5,566	3,431
Other – changes in assets and liabilities	1,124	(791)

Net cash provided by operating activities	26,486	12,201

Investing activities
Capital expenditures requiring cash, excluding real estate development	(7,571)	(9,707)
Net change in purchased stumpage inventory	329	220
Advances to Del-Tin Fiber	(951)	(3,704)
Repayments from Del-Tin Fiber	5,070	3,955
Net change in funds held by trustee	2,644	2,774
Other – net	781	869

Net cash provided/(required) by investing activities	302	(5,593)

Financing activities
Proceeds from borrowings	12,800	8,500
Repayments of notes payable and long-term debt	(34,356)	(7,555)
Treasury stock purchases	(26)	(1,112)
Common stock dividends paid	(2,812)	(2,800)
Proceeds from stock option exercises	164	833
Excess tax benefits from stock-based compensation expense	57	19
Other – net	(276)	(285)

Net cash required by financing activities	(24,449)	(2,400)

Net increase in cash and cash equivalents	2,339	4,208
Cash and cash equivalents at January 1	4,783	2,413

Cash and cash equivalents at September 30	$7,122	6,621

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders Equity

                    (Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2010	2009
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock– $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2010 and 2009	128	128

Capital in excess of par value
Balance at beginning of period	78,290	78,660
Exercise of stock options	(3)	(61)
Stock based compensation expense	1,474	1,293
Restricted stock awards	(1,540)	(1,859)
Restricted stock forfeitures	—	4
Tax effect of stock awards	60	(132)

Balance at end of period	78,281	77,905

Retained earnings
Balance at beginning of period	155,638	155,683
Net income	11,124	1
Common stock dividends declared	(3,748)	(3,733)

Balance at end of period	163,014	151,951

Treasury stock
Balance at beginning of period – 363,208 and 412,177 shares, respectively	(12,548)	(14,400)
Shares purchased – 606 and 35,571 shares, respectively	(26)	(1,112)
Forfeited restricted stock – none and 123 shares	—	(4)
Shares issued for incentive plans – 49,421 and 78,240 shares, respectively	1,707	2,754

Balance at end of period – 314,393 and 369,631 shares, respectively	(10,867)	(12,762)

Accumulated other comprehensive loss
Balance at beginning of period	(5,209)	(6,907)
Change in other comprehensive income, net of tax	147	266

Balance at end of period	(5,062)	(6,641)

Total stockholders’ equity	$225,494	210,581

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income

                                           (Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2010	2009
Net income	$11,124	1

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income:
Amortization of prior service cost	6	38
Amortization of actuarial loss	385	548
Amortization of plan amendment	(149)	(149)
Income tax expense related to items of other comprehensive income	(95)	(171)

Other comprehensive income	147	266

Comprehensive income	$11,271	267

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

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of September 30, 2010, and the results of its operations and cash flows for the three months and nine months ended September 30, 2010 and 2009. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Recently Issued Authoritative Accounting Pronouncements and Guidance

Financial Accounting Standards update No. 2010-06, “Improving Disclosures about Fair Value Measurements” is effective January 1, 2010, for the Company and requires more detailed information about valuation techniques, inputs used in determining fair value, and transfers into and out of Level 1 and Level 2 of the fair value hierarchy.

Effective January 1, 2011, the Company must comply with new revenue recognition guidance established by Financial Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” The Company believes that the impact of the new guidance upon adoption will not be material to its consolidated financial statements.

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2010	Dec. 31, 2009

Logs	$2,463	1,367
Lumber	3,884	4,211
Materials and supplies	608	339

	$6,955	5,917

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2010	Dec. 31, 2009
Short-term deferred tax assets	$2,126	1,989
Refundable income taxes	348	—
Prepaid expenses	522	216
Other current assets	507	637

	$3,503	2,842

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

At September 30, 2010, and December 31, 2009, the Company’s share of the underlying net assets of Del-Tin exceeded its investment by $16,210,000 and $16,580,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin as of December 31, 2002, which was not recorded by Del-Tin. The equity in earnings of Del-Tin recognized by the Company exceeds its ownership percentage of Del-Tin’s earnings because the difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber (cont.)

The financial position for Del-Tin as of the balance sheet dates and results of operations consisted of the following:

Condensed Balance Sheet Information

(Thousands of dollars)	Sept. 30, 2010	Jan. 2, 2010
Current assets	$8,309	7,396
Property, plant, and equipment – net	72,977	75,438
Other noncurrent assets	33	63

Total assets	$81,319	82,897

Current liabilities	$2,591	2,528
Long-term debt	29,000	29,000
Members’ capital	49,728	51,369

Total liabilities and members’ capital	$81,319	82,897

Condensed Income Statement Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2010	2009	2010	2009
Net sales	$15,664	12,313	52,129	39,376

Costs and expenses
Cost of sales	12,072	9,606	39,594	30,147
Depreciation	1,291	1,124	4,108	3,452
General and administrative expenses	590	513	1,934	1,579

Total costs and expenses	13,953	11,243	45,636	35,178

Operating income	1,711	1,070	6,493	4,198
Interest income	52	29	150	81
Interest and other debt expenses	(197)	(312)	(566)	(913)
Other loss	(27)	(77)	(81)	(83)

Net income	$1,539	710	5,996	3,283

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2010	Dec. 31, 2009
Purchased stumpage inventory	$2,116	2,449
Timberlands	92,098	92,032
Fee timber	227,062	224,002
Logging facilities	2,543	2,301

	323,819	320,784
Less accumulated cost of fee timber harvested and facilities depreciation	(98,729)	(94,096)

Strategic timber and timberlands	225,090	226,688
Non-strategic timber and timberlands	1,731	2,205

	$226,821	228,893

In 1999, the Company initiated a program to identify non-strategic timberlands for possible sale. As of September 30, 2010 and December 31, 2009, approximately 4,800 and 6,000 acres of non-strategic timberlands were available for sale, respectively. Included in the Woodlands operating income are gains from sales of non-strategic hardwood bottomland of $388,000 and $813,000 for the three months ended September 30, 2010 and 2009, respectively, and $1,507,000 and $2,347,000 for the nine months ended September 30, 2010 and 2009, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2010	Dec. 31, 2009
Land	$125	125
Land improvements	6,104	5,463
Buildings and structures	11,323	11,056
Machinery and equipment	97,537	94,993

	115,089	111,637
Less accumulated depreciation	(82,698)	(77,751)

	$32,391	33,886

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Income Taxes

The Company’s effective tax rate for the three months and nine months ended September 30, 2010, was 38 percent and 35 percent, respectively. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $2,479,000 would benefit the effective rate.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2007.

Note 8 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2010	Dec. 31, 2009

Deferred revenues – current	$6,597	3,614
Dividend payable	937	—
Vacation accrual	1,019	938
Deferred compensation	2,458	1,054
All other current liabilities	1,981	1,375

	$12,992	6,981

Note 9 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2010	Dec. 31, 2009

Accumulated postretirement benefit obligation	$8,869	8,355
Accrued pension liability	8,738	8,877
Deferred revenue – long term portion	1,402	1,494
Other noncurrent liabilities	8,608	7,406

	$27,617	26,132

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2010	2009	2010	2009
Funded qualified retirement plan
Service cost	$282	277	847	830
Interest cost	407	396	1,221	1,189
Expected return on plan assets	(361)	(297)	(1,083)	(893)
Amortization of prior service cost	5	15	14	46
Amortization of actuarial loss	109	171	325	514

Net retirement expense	$442	562	1,324	1,686

Unfunded nonqualified retirement plan
Service cost	$33	28	100	84
Interest cost	57	49	171	148
Amortization of prior service cost	(3)	(2)	(8)	(8)
Amortization of actuarial loss	20	11	60	34

Net retirement expense	$107	86	323	258

Other postretirement benefits
Service cost	$81	81	245	243
Interest cost	118	119	351	358
Amortization of plan amendment	(50)	(50)	(149)	(149)

Net other postretirement benefits expense	$149	150	447	452

The Company made contributions to its qualified plan of $1,125,000 during the first nine months of 2010, and expects to continue to fund the plan at the same monthly level over the remainder of 2010.

U.S. health care legislation enacted earlier in the year is expected to affect companies that offer post-employment benefits to employees. Based on management’s current understanding of this new legislation and the types of benefits currently offered by the benefit plan, the financial impact to the Company was immaterial and did not require a remeasurement of its other post-retirement benefits obligation.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation

The Consolidated Statement of Income for the three months ended September 30, 2010 and 2009, included $497,000 and $438,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the nine months ended September 30, 2010 and 2009, the amounts were $1,474,000 and $1,293,000, respectively.

Assumptions for the valuation of 2010 stock options and restricted stock performance units consisted of the following:

2010
Expected term of options (in years)	6.27
Weighted expected volatility	34.57%
Dividend yield	.61%
Risk-free interest rate performance restricted shares	2.13%
Risk-free interest rate – options	3.92%
Stock price as of valuation date	$44.84

Stock Options – A summary of stock options as of September 30, 2010, and changes during the nine-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	168,914	$42.97

Granted	32,159	44.84
Exercised	(4,858)	33.78

Outstanding at September 30, 2010	196,215	$43.51	6.4	$900

Exercisable at September 30, 2010	111,496	$43.38	4.9	$607

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at September 30, 2010, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of September 30, 2010, there was $880,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of September 30, 2010, and changes during the nine-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	70,963	$46.89

Granted	20,733	44.84
Vested	(12,231)	53.23

Nonvested at September 30, 2010	79,465	$45.38

As of September 30, 2010, there was $1,609,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Performance Units – A summary of nonvested restricted stock performance units as of September 30, 2010, and changes during the nine months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	46,874	$51.15

Granted	14,471	58.66
Vested	(9,359)	55.93

Nonvested at September 30, 2010	51,986	$52.38

As of September 30, 2010, there was $1,368,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2 years.

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at September 30, 2010, are presented in the following table:

		Fair Value Measurements at Reporting Date Using
(Thousands of dollars)	Sept. 30, 2010	Quoted prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$706	706	—	—

Long-term debt, including current liabilities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be refinanced.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2010. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	2010
(Thousands of dollars)	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$70,778	75,679

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

(Thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$3,278	203	11,124	1

Weighted average number of common shares used in basic EPS	12,368	12,323	12,362	12,314
Potentially dilutive shares	49	76	57	95

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,417	12,399	12,419	12,409

Earnings per common share
Basic	$.26	.02	.89	—
Assuming dilution	$.26	.02	.89	—

Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method. Options to purchase shares, which were outstanding but not included in the computation of diluted earnings per share because the options were anti-dilutive, were 129,364 and 78,447 for the three months ended September 30, 2010 and 2009, respectively, and 77,534 and 98,298 for the nine months ended September 30, 2010 and 2009, respectively. Restricted performance shares, which were outstanding but not included in the computation of diluted earnings per share because they do not meet the metrics established for awarding, were 30,259 for the three months and nine months ended September 30, 2010 and 16,004 for the three months and nine months ended September 30, 2009.

Note 15 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Nine Months Ended September 30,
(Thousands of dollars)	2010	2009
Income taxes paid in cash	$6,054	424
Interest paid	1,834	1,893

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Supplemental Cash Flow Disclosures (cont.)

Non-cash investing and financing activities excluded from the statement of cash flows include:

	Nine Months Ended September 30,
(Thousands of dollars)	2010	2009
Issuance of restricted stock	$1,540	1,859
Land exchanges	—	35

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Nine Months Ended September 30,
(Thousands of dollars)	2010	2009
Trade accounts receivable	$(555)	(2,023)
Other receivables	15	54
Inventories	(1,038)	1,607
Prepaid expenses and other current assets	(513)	91
Trade accounts payable	403	2,148
Accrued taxes other than income taxes	1,245	213
Deferred revenues and other accrued liabilities	6,009	1,341

	$5,566	3,431

For the nine months ended September 30, 2010 and 2009, the Company recorded $3,584,000 and $226,000, respectively, in mineral lease rental receipts and deposits on future mineral leases, which were included in cash flows provided by operating activities. These deferred amounts will be recognized over the term of the lease when the leases become effective.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2010	2009	2010	2009
Net sales
Woodlands	$9,939	8,884	30,378	29,082
Mills	23,126	21,631	77,637	58,447
Real Estate	8,511	2,238	13,239	6,865
Eliminations*	(4,526)	(3,766)	(13,332)	(13,424)

	$37,050	28,987	107,922	80,970

Income before income taxes
Operating income
Woodlands	$4,928	4,568	16,465	16,705
Mills	(263)	62	8,440	(5,438)
Real Estate	4,011	(717)	2,760	(2,194)
Corporate	(3,658)	(3,366)	(11,570)	(9,203)
Eliminations	115	(92)	(93)	841

Operating income	5,133	455	16,002	711

Equity in earnings of Del-Tin Fiber	978	522	3,669	2,157
Interest income	12	24	140	33
Interest and other debt expense	(847)	(890)	(2,669)	(2,718)
Interest capitalized	20	24	53	125
Other income/(loss)	(10)	(89)	42	41

	$5,286	46	17,237	349

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$2,001	1,345	4,803	4,042
Mills	1,659	1,700	5,013	5,398
Real Estate	110	113	334	366
Corporate	24	21	63	65

	$3,794	3,179	10,213	9,871

Capital expenditures
Woodlands	$1,261	2,780	3,595	7,524
Mills	998	664	3,406	2,058
Real Estate	345	74	1,560	707
Corporate	79	8	200	50

	$2,683	3,526	8,761	10,339

*Primarily intersegment sales of timber from Woodlands to Mills.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Deltic recorded net income of $3.3 million for the third quarter of 2010, compared to income of $.2 million for the same period of 2009. The increase is primarily due to the sale of 19 acres of commercial real estate in Chenal Valley in the third quarter of 2010. This sale benefited the Real Estate segment which reported income of $4 million during the current period, an improvement of $4.8 million when compared to the $.8 million loss the segment reported in 2009’s third quarter. The Woodlands segment reported income of $5 million during the third quarter of 2010, an increase from $4.6 million in the third quarter of 2009 primarily due to increased harvest volumes and oil and gas royalties. Deltic’s Mills segment reported an operating loss of $.3 million compared to operating income of $.1 million in the third quarter of 2009, due mainly to higher raw material log costs. The Corporate segment’s operating expenses were $.3 million higher during the current-year quarter than the same period a year ago due to increased general and administrative expenses. Deltic owns a 50 percent interest in Del-Tin Fiber, LLC (“Del-Tin”) and recorded equity in earnings of $1 million for the third quarter of 2010, an increase from $.6 million for the same period of 2009 due primarily to increased sales volume.

The majority of Deltic’s operations are within the commodity-based wood and wood products sector, with a significant diversification in real estate development on a portion of its landholdings. Deltic’s robust performance during 2010 highlights the benefits of the Company’s diverse asset base and its vertical integration policies. The Company’s operating environments are affected by a number of factors including general economic conditions, employment levels, interest rates, credit availability and associated costs, imports, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, and weather conditions. Continued high unemployment, tight credit conditions, and foreclosure uncertainties have impacted the recovery of the U.S. economy and have caused an adverse effect on housing and commercial real estate markets. Lumber prices have fallen from the highs in the first half of this year, as supply-side pressures have eased. Buyers are also carefully managing their inventories of lumber in light of decreased demand due to the weak housing market. Given its relative size and the nature of the markets it operates in, the Company has little or no control over pricing or demand levels for its lumber products. However, the Company is constantly looking for ways to improve the performance of its manufacturing operations and to reduce controllable costs, while at the same time managing production levels to match market demand.

For the third quarter of 2010, the pine sawtimber harvest increased 22,218 tons, to 159,487 tons, when compared to the 2009 third quarter harvest level of 137,269 tons. This increase was due to dryer weather conditions in the current-year period, allowing the Company to accelerate the harvest of fee timber. The average per-ton sales price increased four percent, to $28 per ton, from the 2009 third quarter per-ton price of $27. The pine pulpwood harvest of 74,573 tons was a decrease of 5,341 tons from the harvest in the third quarter of 2009, while the average sales price received for the pine pulpwood sold decreased $2 per ton when compared to a year ago, to $8 per ton. The decreased harvest volume and per-ton sales price was due to reduced demand from area papermills for raw materials. The Company sold approximately 370 acres of recreational-use hardwood bottomland at an average sales price of $1,499 per acre during the third quarter of 2010 compared to sales of 649 acres at an average price of $1,682 per acre for the same period of 2009. In addition, the segment reported hunting lease income of $.5 million for the third quarters of both 2010 and 2009.

Total mineral revenues, consisting of mineral lease rentals and net oil and gas royalties for the third quarter of 2010 were $1.5 million, compared to $.9 million in the third quarter of 2009. The majority of this revenue currently comes from an area known as the “Fayetteville Shale Play,” an unconventional natural gas reservoir now being developed in the state of Arkansas. The Company has under lease or held by production approximately 31,200 net mineral acres in the Fayetteville Shale Play. During the third quarter of 2010, the Company received net royalty payments of $.8 million from the defined Fayetteville Shale Play, compared to $.4 million received in the third quarter of 2009. The increase was due to a larger number of wells in production when compared to a year ago. The total of all net oil and gas royalty income, inclusive of the Fayetteville Shale Play, was $1 million and $.4 million for the third quarter of 2010 and 2009, respectively. Total income from mineral lease rentals was $.5 million in the third quarter of both 2010 and 2009. In addition, there has been renewed interest in extracting oil found in the lower portion of the Smackover limestone formation in some of the Arkansas counties and Louisiana parishes located along the Arkansas/Louisiana border. Deltic leased a small portion of this area to producers at the end of the third quarter. The Company has received cash deposits on more acreage in this area and expects to execute leases for these acres during the fourth quarter of 2010. This revenue will be recognized over the term of the lease rental agreement. (For further discussion, refer to Note 15 to the Consolidated financial statements.) The ultimate benefit to Deltic from mineral leases remains speculative and unknown to the Company and is contingent on the level of crude oil and natural gas prices and the successful extraction of oil and natural gas from these areas.

The Mills segment reported a $.3 million operating loss during the third quarter of 2010 versus operating income of $.1 million for the same period of 2009. The variance is due to increased raw material log cost along with a slightly lower average per-unit sales price, which were partially offset by an increased sales volume during the current year. The average sales price received for lumber sold of $259 per MBF in the third quarter of 2010 was a $2 decrease from the same period a year ago. Lumber sales were 69.2 million board feet in the current period of 2010, an increase of 5.1 million board feet from the third quarter of 2009, as the Company increased operating hours to match demand for lumber. Because of the historically volatile nature of the wood products market and current market conditions, Deltic will continue to evaluate market conditions and adjust operating hours as needed in order to match production with market demand. In addition, Deltic expects approximately one-half of the required logs for its sawmills to come from Company fee timberlands.

The Real Estate segment sold three residential lots during the third quarter of 2010, with an average per-lot sales price of $92,000 compared to four lots sold at an average per-lot sales price of $63,000 in 2009’s third quarter. Due to the low cost basis in all of its developments, the Company is able to maintain lot sales prices, while waiting for the residential real estate market to improve. Deltic is currently developing one neighborhood of smaller-sized lots. All 20 of these lots were placed under contract during the first quarter of 2010, prior to the Company beginning construction. Now that construction has been completed, Deltic anticipates closings to begin in the fourth quarter of 2010. Any future development activity will depend upon the demand for Deltic’s residential lots and the remaining lot mix in inventory. During the third quarter of 2010, 19 acres of commercial real estate were sold at an average price of $334,000 per acre to a major health care provider in the second phase of a two-part commercial real estate sale of a site to be developed as a lifestyle medical center. This parcel is located near the “Promenade at Chenal,” an upscale shopping center within Chenal Valley and was originally scheduled to close in 2011. There were no commercial sales in the third quarter of 2009. Interest in commercial real estate in Chenal Valley continues to remain high, especially near the proposed lifestyle medical center and the “Promenade at Chenal.” Because of the inherent uncertainties related to commercial real estate transactions, they are unpredictable. Due to this, the Company cannot estimate when the increased interest will result in further commercial acres being sold.

Operating results for Del-Tin are affected by the overall MDF market and the plant’s operating performance. Equity in earnings of Del-Tin increased $.4 million, to $1 million during the third quarter of 2010, when compared to 2009, due primarily to increased sales volume. Recently announced price increases in raw material resin used to make MDF, as well as changes to a reduced formaldehyde resin are expected to impact the manufacturing cost beginning in the fourth quarter. With regard to the Company’s equity position in Del-Tin, Deltic continues to reduce depreciation expense on the basis of the volume of product manufactured at the facility, which relates to the impairment taken by the Company in 2002 that was not recorded at the Del-Tin level. The difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary. (For further discussion, refer to Note 4 to the consolidated financial statements.)

Results of Operations

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended September 30, 2010 and 2009. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended Sept. 30,
(Millions of dollars, except per share amounts)	2010	2009
Net sales
Woodlands	$9.9	8.9
Mills	23.1	21.6
Real Estate	8.5	2.3
Eliminations	(4.5)	(3.8)

Net sales	$37.0	29.0

Operating income
Woodlands	$5.0	4.6
Mills	(.3)	.1
Real Estate	4.0	(.8)
Corporate	(3.7)	(3.4)
Eliminations	.1	(.1)

Operating income	5.1	.4

Equity in earnings of Del-Tin Fiber	1.0	.6
Interest and other debt expense	(.9)	(.9)
Interest capitalized	.1	—
Other income	—	(.1)
Income taxes	(2.0)	.2

Net income	$3.3	.2

Earnings per common share
Basic and diluted	$.26	.02

Consolidated

The $3.1 million increase in net income was primarily attributed to improved financial results for the Company’s Woodlands and Real Estate segments and increased equity in earnings of Del-Tin Fiber, partially offset by decreased operating income from the Mills segment and increased Corporate general and administrative expenses.

Operating income increased $4.7 million. The Woodlands segment operating income increased $.4 million, primarily due to higher harvest volumes and increased per-ton sales prices for pine sawtimber and hardwood sawtimber, and increased net revenues from oil and gas royalties, partially offset by a decreased margin from timberland sold. The Mills segment’s operating income decreased $.4 million due mainly to increased log cost and a lower average sales price per MBF of lumber sold. The Real Estate segment results improved $4.8 million due to the sale of 19 acres of commercial real estate at an average price of $334,000 per acre. Corporate expense increased by $.3 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended Sept. 30,
	2010	2009
Net sales (millions of dollars)
Pine sawtimber	$4.5	3.7
Pine pulpwood	.6	.8
Hardwood sawtimber	.5	.4
Hardwood pulpwood	.3	.4
Oil and gas lease rentals	.5	.5
Oil and gas royalties (gross)	1.1	.5
Hunting leases	.5	.5

Sales volume (thousands of tons)
Pine sawtimber	159.5	137.3
Pine pulpwood	74.6	79.9
Hardwood sawtimber	13.9	11.1
Hardwood pulpwood	41.5	46.1

Sales price (per ton)
Pine sawtimber	$28	27
Pine pulpwood	8	10
Hardwood sawtimber	37	32
Hardwood pulpwood	8	9

Timberland
Net sales (millions of dollars)	$.6	1.1
Sales volume (acres)	370	649
Sale price (per acre)	$1,499	1,682

Net sales increased $1 million in 2010 when compared to the 2009 third quarter. Sales of pine sawtimber increased $.8 million due to a 16 percent increase in harvest volume and a higher average sales price of $28 per ton, which was four percent higher than 2009’s $27 per-ton price. Sales of pine pulpwood decreased $.2 million due to a 20 percent decrease in the per-ton average sales price and a seven percent decrease in harvest volume. Sales of hardwood sawtimber increased $.1 million due to a 25 percent higher harvest volume and a 16 percent increase in the average per-ton price. Hardwood pulpwood sales revenue decreased $.1 million due to a ten percent lower harvest volume and an 11 percent lower average per-ton sales price. Third quarter oil and gas royalties increased $.6 million when compared to the same period of 2009 due to an increased number of producing wells. Revenues from timberland sales decreased $.5 million due to 279 fewer acres sold in 2010 versus 2009 and to a lower average sales price per acre. Operating income was $5 million in the third quarter of 2010 compared to $4.6 million in the third quarter of 2009. This improvement was due to the same items affecting net sales and to lower silviculture expenses and cost of timberland sold, partially offset by increased road maintenance expense on the Company fee timberlands and cost of fee timber harvested in the third quarter of 2010 when compared to the third quarter of 2009.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended Sept. 30,
	2010	2009
Net sales (millions of dollars)
Lumber	$17.9	16.7
Residual by-products	4.0	4.0

Lumber
Finished production (MMBF)	66.0	63.5
Sales volume (MMBF)	69.2	64.1
Sales price (per MBF)	$259	261

Net sales increased $1.5 million, or seven percent, due to increased lumber sales volume. The average lumber sales price in the third quarter of 2010 decreased $2 per MBF from the third quarter of 2009, while the lumber sales volume increased eight percent, or 5.1 million board feet, from the third quarter 2009. The Mills reported an operating loss of $.3 million in the current period compared to income of $.1 million a year ago, as increased raw material log cost more than offset higher net sales revenues.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended Sept. 30,
	2010	2009
Net sales (millions of dollars)
Residential lots	$.3	.3
Commercial sites	6.3	—
Chenal Country Club	1.7	1.9

Sales volume
Residential lots	3	4
Commercial acres	19	—

Average sales price (thousands of dollars)
Residential lots	$92	63
Commercial acres	334	—

Net sales for the third quarter 2010 increased $6.2 million from the third quarter 2009 due to an increase in commercial acres sold and an increased average sales price on residential lots sold in the current-year quarter. Operating income for the third quarter of 2010 increased $4.8 million compared to the third quarter of 2009 due to increased commercial acreage sales and higher margin on residential lots sold, partially offset by decreased results from Chenal Country Club.

Corporate

The $.3 million increase in operating expense for Corporate functions was due primarily to higher general and administrative expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $.7 million to $4.5 million. The increase was due to a higher transfer price and log volume from the Woodlands segment. Transfer prices are approximately that of market which were lower in the same quarter last year.

Equity in Del-Tin Fiber

For the third quarter of 2010, Deltic’s equity in Del-Tin was $1 million compared to $.6 million for the same period of 2009. The $.4 million increase was due to increased sales volume. Additional selected financial and statistical data for Del-Tin is shown in the following table.

	Quarter Ended Sept. 30,
	2010	2009
Net sales (millions of dollars)	$15.7	12.3
Finished production (MMSF)	31.2	25.1
Board sales (MMSF)	31.8	24.9
Sales price (per MSF)	$493	495

Income Taxes

The effective income tax rate was 38 percent for the third quarter of 2010. The expected income tax expense for the three months ended September 30, 2009 was offset by certain benefits from the reconciliation of the 2008 tax returns to the financial income tax accrual for 2008 and by other permanent deductions occurring in the period.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

In the following tables, Deltic’s net sales and results of operations are presented for the nine months ended September 30, 2010 and 2009. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Nine Months Ended Sept. 30,
(Millions of dollars, except per share amounts)	2010	2009
Net sales
Woodlands	$30.4	29.1
Mills	77.6	58.4
Real Estate	13.2	6.9
Eliminations	(13.3)	(13.4)

Net sales	$107.9	81.0

	Nine Months Ended Sept. 30,
(Millions of dollars, except per share amounts)	2010	2009
Operating income
Woodlands	$16.5	16.7
Mills	8.4	(5.4)
Real Estate	2.8	(2.2)
Corporate	(11.6)	(9.2)
Eliminations	(.1)	.8

Operating income	16.0	.7
Equity in earnings of Del-Tin Fiber	3.7	2.2
Interest income	.1	—
Interest and other debt expense	(2.7)	(2.7)
Interest capitalized	.1	.1
Income taxes	(6.1)	(.3)

Net income	$11.1	—

Earnings per common share
Basic and diluted	$.89	—

Consolidated

The $11.1 million increase in net income is primarily due to improved operating results from the Mills and Real Estate segments and increased equity in earnings from Del-Tin Fiber, partially offset by decreased operating results for the Woodlands segment and higher Corporate general and administrative expenses.

Operating income increased $15.3 million from 2009. The Woodlands segment decreased $.2 million primarily due to fewer acres of timberland sold, increased cost of fee timber harvested, and increased maintenance expense for roads on the Company’s fee timberlands in 2010, which were partially offset by higher pine pulpwood revenues and net oil and gas royalties. The Mills segment increased $13.8 million due to a higher average per-unit lumber sales price and increased sales volumes, partially offset by higher raw material log cost. The Real Estate segment increased due to a sale of 19 acres of commercial real estate and a higher average per-lot sales price on residential lots sold. Corporate expenses increased $2.4 million mainly due to higher general and administrative expenses, primarily employee incentive plan expenses resulting from the improved financial results for the year.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Nine Months Ended Sept. 30,
	2010	2009
Net sales (millions of dollars)
Pine sawtimber	$13.0	13.2
Pine pulpwood	3.0	2.6
Hardwood sawtimber	.7	.6
Hardwood pulpwood	1.0	.9
Oil and gas lease rentals	1.5	1.5
Oil and gas royalties (gross)	3.2	1.5
Hunting leases	1.5	1.4

Sales volume (thousands of tons)
Pine sawtimber	475.3	459.4
Pine pulpwood	250.0	246.9
Hardwood sawtimber	19.3	19.1
Hardwood pulpwood	84.3	113.5

Sales price (per ton)
Pine sawtimber	$27	29
Pine pulpwood	12	10
Hardwood sawtimber	37	31
Hardwood pulpwood	12	8

Timberland
Net sales (millions of dollars)	$2.0	3.0
Sales volume (acres)	1,121	1,650
Sales price (per acre)	$1,789	1,828

Net sales increased $1.3 million in 2010 when compared to 2009. The pine sawtimber per-ton average sales price decreased seven percent from 2009, but was partially offset by a three percent increase in the harvest volume. Pine pulpwood harvest volume increased one percent from a year ago and the per-ton price increased 20 percent. The hardwood sawtimber harvest volume in 2010 increased one percent and the per-ton price increased 19 percent from 2009 levels. The per-ton price received for hardwood pulpwood increased 50 percent from 2009, but was partially offset by a 26 percent decrease in the volume of hardwood pulpwood harvested. Oil and gas royalties increased $1.7 million from 2009. Sales of timberland decreased $1 million due to fewer acres sold and a lower sales price per acre. Woodlands operating income in 2010 decreased $.2 million versus the prior year. Decreases to operating income included increases in the cost of road maintenance on Company fee timberland, oil and gas severance tax expense, and the cost of fee timber harvested, partially offset by decreased costs of timberland sold.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Nine Months Ended Sept. 30,
	2010	2009
Net sales (millions of dollars)
Lumber	$61.7	44.8
Residual by-products	12.2	11.1

Lumber
Finished production (MMBF)	197.4	178.6
Sales volume (MMBF)	202.7	182.5
Sales price (per MBF)	$305	246

Net sales increased $19.2 million in 2010 due to a higher average lumber sales price and volume. The average sales price increased 24 percent from 2009, while sales volume increased 11 percent. Total operating income increased $13.8 million due mainly to the same factors impacting net sales, partially offset by increased raw material log cost.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Nine Months Ended Sept. 30,
	2010	2009
Net sales (millions of dollars)
Residential lots	$1.2	.6
Speculative home	—	.6
Commercial sites	6.3	—
Chenal Country Club	5.2	5.5

Sales volume
Residential lots	13	9
Speculative home	—	1
Commercial acres	19	—

Average sales price (thousands of dollars)
Residential lots	$96	58
Speculative home	—	556
Commercial acres	334	—

Net sales increased $6.3 million due to the increase in residential lots sold at a higher average sales price per lot, and to an increase in sales of commercial acres, partially offset by decreased sales at Chenal Country Club and decreased revenues from speculative home sales. The increase in the Real Estate segment’s operating income was due mainly to the same factors affecting net sales.

Corporate

Operating expenses for Corporate functions were $2.4 million higher due to increased general and administrative expenses, primarily employee incentive plan expense and professional fees.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $.1 million to $13.3 million. The decrease was due to a lower transfer price for logs coming into Company sawmills from fee timberlands, partially offset by a higher volume of logs. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the first nine months of 2010, equity in earnings of Del-Tin was $3.7 million, an increase of $1.5 million compared to 2009 due mainly to increased sales volume along with a slightly lower raw material cost. The increased sales volume was mainly due to an interruption of molding imports from Chile during the first half of the year, which was caused by an earthquake on February 27, 2010. Additional selected financial and statistical data for Del-Tin is shown in the following table.

	Nine Months Ended Sept. 30,
	2010	2009
Net sales (millions of dollars)	$52.1	39.4
Finished production (MMSF)	100.9	77.6
Board sales (MMSF)	103.2	77.3
Sales price (per MSF)	$505	510

Income Taxes

The effective income tax rate was 35 percent for the first nine months ended September 30, 2010, and 100 percent for the same period of 2009. The effective income tax rate for the nine months ended September 30, 2009 was impacted by a one-time tax expense of $.3 million related to a 2009 change in state tax law, which was partially offset by the reconciliation of the 2008 tax return to the financial tax accrual for 2008.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $26.5 million for the first nine months of 2010 compared to $12.2 million for the same period of 2009. Changes in operating working capital, other than cash and cash equivalents, provided cash of $5.6 million in 2010 and $3.4 million in 2009. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $8.8 million in the current-year period and $10.3 million a year ago. Capital expenditures by segment consisted of the following:

	Nine Months Ended Sept. 30,
(Thousands of dollars)	2010	2009
Woodlands, including land exchanges	$3,595	7,524
Mills	3,406	2,058
Real Estate, including development expenditures	1,560	707
Corporate	200	50

Capital expenditures	8,761	10,339
Non-cash land exchanges	—	(36)

Capital expenditures requiring cash	$8,761	10,303

The net change in purchased stumpage inventory to be utilized in the Company’s sawmilling operations provided cash of $.3 million in 2010 and $.2 million in 2009. Deltic advanced Del-Tin $1 million, and has received repayments of $5 million in 2010. This compares to net repayments of $.3 million from Del-Tin in 2009. Funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, decreased $2.6 million in 2010, and $2.8 million in 2009. The Company has borrowed $12.8 million and repaid $34.4 million of debt in 2010 and had net borrowings of $.9 million in 2009. There have been no treasury stock purchases in 2010, while there were $1.1 million in treasury stock purchases in 2009. Dividends of $2.8 million were paid in 2010 and 2009. Proceeds from exercises of stock options and the related tax benefits were $.2 million in 2010 and $.8 million in 2009.

Financial Condition

Working capital totaled $1.7 million at September 30, 2010, and $5.4 million at December 31, 2009. Deltic’s working capital ratio at September 30, 2010 was 1.08 to 1, compared to 1.41 to 1 at the end of 2009. Cash and cash equivalents at the end of the third quarter of 2010 was $2.3 million greater than December 31, 2009. Deltic’s long-term debt to stockholders’ equity ratio was .309 to 1 at September 30, 2010 and .422 to 1 at December 31, 2009.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current growth strategies include timberland acquisition, expansion of lumber production as market conditions allow, and developing residential and/or commercial properties at Chenal Valley and Red Oak Ridge.

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $300 million, inclusive of a $50 million letter of credit feature. The agreement will expire on September 9, 2012. As of September 30, 2010, $272 million was available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 9 to the consolidated financial statements included in the Company’s 2009 annual report on Form 10-K.)

The table below sets forth the covenants in the credit facility and status with respect to these covenants as of September 30, 2010 and December 31, 2009.

	Covenants Requirements	Actual Ratio/ Percentage at Sept. 30, 2010	Actual Ratio/ Percentage at Dec. 31, 2009
Leverage ratio should be less than:[1]	.65 to 1	.277 to 1	.332 to 1
Fixed charge coverage ratio should be greater than:[2]	2.5 to 1	7.89 to 1	5.14 to 1
Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[3]	n/a	34.24%	45.00%

[1]

The leverage ratio is calculated as total debt divided by total capital. Total debt includes indebtedness for borrowed money, secured liabilities, obligations in respect of letters of credit, and guarantees. Total capital is the sum of total debt and net worth. Net worth is calculated as total assets minus total liabilities, as reflected on the balance sheet. This covenant is applied at the end of each quarter.

[2]

The fixed charge coverage ratio is calculated as EBITDA (earnings before interest, taxes, depreciation, depletion, and amortization) increased by non-cash compensation expense and other non-cash expenses, and decreased by dividends paid and income tax paid, divided by the sum of interest expense and scheduled principal payments made on debt during the period. This covenant is applied at the end of the quarter on a rolling four quarter basis.

[3]

Timber market value must be greater than 175% of total debt (as defined in (1) above.) The timber market value is calculated by multiplying the average price received for sales of timber for the preceding four quarters by the current quarter’s ending inventory of timber. This covenant is applied at the end of the quarter on a rolling four quarter basis.

Based on management’s current operating projections, the Company believes it will remain in compliance with the debt covenants. However, depending on market conditions and the possibility of economic deterioration, it could become necessary for the Company to request amendments, or waivers for the covenants, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, or negotiate agreeable refinancing terms should it become needed.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of September 30, 2010, the Company had expended $14.6 million under this program, with the purchase of 370,530 shares at an average cost of $39.28 per share; no shares have been purchased in 2010, 35,571 shares were purchased in 2009, 129,996 shares were purchased in 2008, 101,914 shares were purchased under this program in 2007, and seven shares in 2006. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, issued on Del-Tin’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($14.8 million at September 30, 2010) of Del-Tin’s obligation under its credit agreement. Deltic considers the current status of the payment/performance risk of this guarantee to be low based on history and the length of time remaining on the guarantee.

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

(Millions of dollars)	Total	During 2010	2011 to 2012	2013 to 2014	After 2014
Contractual cash payment obligations
Real estate development committed capital costs	$3.5	.2	.3	3.0	—
Woodlands land acquisition and committed capital costs	.7	.7	—	—	—
Mills committed capital costs	.5	.5	—	—	—
Corporate committed capital costs	.1	.1	—	—	—
Long-term debt	70.8	.6	30.2	—	40.0
Interest on debt*	15.8	.7	5.4	4.9	4.8
Retirement plans	14.5	.3	2.5	2.9	8.8
Other postretirement benefits	4.4	.1	.8	.9	2.6
Unrecognized tax benefits	3.1	—	1.7	1.4	—
Other liabilities	5.0	.9	3.6	.5	—

	$118.4	4.1	44.5	13.6	56.2

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$14.8	—	14.8	—	—
Timber cutting agreements	.2	—	.2	—	—
Letters of credit	.6	—	.3	.1	.2

	$15.6	—	15.3	.1	.2

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

Outlook

Deltic’s management believes that cash provided from its operations and the remaining amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company’s continued timberland acquisition, real estate development, and stock repurchase programs, additional advances to Del-Tin, and capital expenditures, for the foreseeable future.

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

Outlook

Pine sawtimber harvest levels are expected to be 75,000 to 125,000 tons in the fourth quarter of 2010 and 550,000 to 600,000 tons for the year. Finished lumber sales volume will continue to be subject to market conditions, and is estimated at 50 to 70 million board feet for the fourth quarter and 250 to 270 million board feet for the year. Residential lot sales are projected to be 12 to 17 lots and 25 to 30 lots for the fourth quarter and the year, respectively.

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

Based on their evaluation as of September 30, 2010, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2009 annual report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 through July 31, 2010	—	—	—	$20,434,011
August 1 through August 31, 2010	—	—	—	$20,434,011
September 1 through September 30, 2010	—	—	—	$20,434,011

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

DELTIC TIMBER CORPORATION

Date:	November 5, 2010	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date:	November 5, 2010	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date:	November 5, 2010	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)