Form 10-K
period 2010-12-31
DELTIC TIMBER CORP
filed 2011-03-04
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2010, was $177,096,819. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 11, 2011, was 12,509,060.

Documents incorporated by reference:

The Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 28, 2011.

TABLE OF CONTENTS - 2010 FORM 10-K REPORT

PART I

Item 1.	Business

Introduction

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 445,800 acres of timberland, mainly in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber LLC (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). Deltic is a calendar-year company for both financial and income tax reporting.

The Company is organized into four segments: (1) Woodlands, which manages all aspects of the Company’s timberlands, including harvesting and sale of timber, timberland sales and acquisitions, oil and gas mineral revenue, and hunting land leases; (2) Mills, which consists of Deltic’s two sawmills that manufacture a variety of softwood lumber products; (3) Real Estate, which includes the Company’s three active real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. The Company currently does not allocate the cost of maintaining these support functions to its operating units.

Deltic considers its timberlands to be the Company’s most valuable asset and the harvest of Company owned stumpage to be its most significant source of income. The Company’s timberlands consist primarily of Southern Pine forests, known in the industry as a type of “softwood.” The Company follows Sustainable Forest Initiative (“SFI”) Standards, which is a system of values, objectives, and performance measures that promote sustainable forest management. The timberlands are actively managed to maximize their long-term value and increased productivity through responsible harvest plans, a commitment to reforestation, careful road construction, and other best management practices. The timber harvested from Company timberlands is either converted to lumber in the Company’s sawmills or sold in the domestic market. The Woodlands’ stumpage supplied to the Company’s sawmills is transferred at prices that approximate market in the Mills operating area. The Company has continued to acquire timberland in its current operating area since 1999, when it implemented a program to identify non-strategic timberland and higher and better use lands for possible sale.

The Company’s two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high standards for production quality, while keeping safety as one of its highest priorities. In addition, each mill is strategically located near significant portions of the Company’s timberlands, which provide a stable source of raw material stumpage. The mills can produce a variety of lumber products, including dimension lumber, boards, and timbers. These lumber products are sold primarily to wholesale distributors, lumber treaters, large retailers, industrial accounts and truss manufacturers in the South and Midwest and are used mainly in residential construction, roof trusses, remanufactured products, and laminated beams. Combined annual permitted capacity of the two mills at December 31, 2010, was 390 million board feet (“MMBF”). The Company’s total finished lumber production was 265 MMBF in 2010 compared to 230 MMBF in 2009 and 246 MMBF in 2008.

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

The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. The plant is designed to have an annual capacity of 150 million square feet (“MMSF”) on a 3/4 inch basis of medium density fiberboard. MDF, which is used primarily in the furniture, laminate flooring, store fixture, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, which are pressed and held together by an adhesive bond.

Forest Products Industry

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors, including general economic conditions, employment levels, interest rates, credit availability and associated costs, imports, foreign exchange rates, housing starts, unsold new and existing home inventories, residential and commercial real estate foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, fuel cost, and weather conditions. The Mills segment has been affected by the decreased number of housing starts in the U.S., which has experienced its lowest levels in 50 years. Several factors influencing the decrease were the recent economic recession, stricter lending practices and availability of credit brought about by the mortgage loan defaults and construction loan delinquencies that have caused lenders to tighten credit for new developments. In addition, the overall weakness in the banking industry, new and existing home inventory levels, and employment levels have adversely influenced housing starts. The demand and pricing levels for softwood lumber products fell dramatically from 2005 to 2009, and the short-lived upward trend experienced in 2010 was due to a temporary supply/demand imbalance. Any recovery in demand and prices is expected to be gradual and over an extended period and depends primarily on the recovery of the U.S. housing industry. Lumber prices have historically been, and will remain, volatile. Sawtimber prices have generally been more stable than lumber prices, but have seen price reductions due to the closure or curtailments of several mills in Deltic’s operating area.

The southern U.S., in which all the Company’s operations are located, is a major timber and lumber producing region. There are an estimated 215 million acres of forestland in the region, of which approximately 43 percent is currently growing softwood. Unlike other major timber-producing areas in North America, most of this acreage is privately held. The estimated breakdown of ownership of softwood timberland in the southern U.S. is 87 percent private, six percent national forest, and seven percent other public. Although there can be no assurance, management anticipates that the southern U.S. timber resource will be subject to strong demand for the foreseeable future and also believes that the South will have a strategic advantage over other U.S. timber-producing regions due to regulatory, geographic, and other factors.

Woodlands

The Company owns approximately 445,800 acres of timberland, primarily in Arkansas and north Louisiana, stocked principally with Southern Pine. Management considers the timberlands to be Deltic’s most valuable asset and the harvest of this stumpage to be the Company’s most significant source of income.

The approximate breakdown of the Company’s timberland acreage at year-end 2010 consisted of the following:

Acres
Pine forest	144,700
Pine plantation	214,600
Hardwood forest	11,600
Other	74,900

Total	445,800

The Company’s timberlands are well diversified by age class. The timberland classified as pine forest is primarily managed on an all-aged basis and contains mature timber that is ready to be harvested over the next several years and includes streamside-management zones. Pine plantations are primarily less than 30 years old, with the majority ranging in age from 5 to 25 years. At the approximate age of 20 years, pine plantations begin transitioning from pine pulpwood to pine sawtimber.

Timber Inventory. The Company’s estimated pine sawtimber inventory is calculated for each tract by utilizing growth formulas based on representative sample tracts and tree counts for various diameter classifications. The calculation of pine inventory is subject to periodic adjustments based on sample cruises and actual volumes harvested. The hardwood inventory shown in the following table is an approximation; therefore, the physical quantity of such timber may vary significantly from this approximation. Estimated inventory of standing timber as of December 31, 2010, consisted of the following:

Estimated Volume (Tons)
Pine timber
Sawtimber	12,926,000
Pulpwood	4,695,000

Hardwood timber
Sawtimber	1,385,000
Pulpwood	902,000

The Company’s annual harvest of pine sawtimber is used primarily by the Mills segment or sold to third parties. Products that can be manufactured from this resource include dimension lumber, boards, timbers, and decking, which are used mainly in residential construction. Deltic’s hardwood sawtimber is sold to third parties and is primarily used in the production of railroad ties, flooring, and pallets. Logs with a diameter of less than nine inches are considered to be pulpwood. Harvests of both pine and hardwood pulpwood are sold to third parties for use primarily in the manufacture of paper.

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

Timberland Management. Forestry practices vary by geographic region and depend on factors such as soil productivity, weather, terrain, and the species, size, age, and stocking of timber. The Company actively manages its timberlands based on these factors and other relevant information to increase productivity and maximize the long-term value of its timber assets. In general, the Company’s timberland management involves select harvesting and thinning operations, reforestation, cull timber removal programs, and the introduction of genetically improved seedlings.

Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, such as higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. However, this process does not involve genetic engineering. The seedlings are used when a site is completely replanted, as in the case of a final harvest of a mature stand. Primarily using seedlings grown from seeds produced at the orchard facility, the Company planted 11,500 acres in 2010 and 10,350 acres in 2009. In addition, the Company also replants part or all of any recently planted pine plantation acreage where there has been a high mortality rate. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission’s Best Management Practices. In addition, the Company has been certified under the SFI program with regards to its timberland management practices.

The Company actively utilizes commercial thinning practices. Commercial thinning operations consist of the selective removal of trees within a stand, usually a plantation, to improve overall timber productivity and value by enhancing the growth of the remaining trees while generating revenues from the harvest.

The Company’s silviculture program is designed to control undesirable, competitive vegetation in its forests and to increase pine growth rates and reproduction. Deltic treated about 16,500 acres, 13,400 acres, and 18,000 acres, under this program in 2010, 2009, and 2008, respectively.

Harvest Plans. Management views the timberlands as assets with substantial inherent value beyond supplying its sawmills. The Company intends to continue to manage the timberlands on a sustainable-yield basis that permits regeneration of the timberlands over time and has no plans to harvest timber on an ongoing basis at levels that would diminish its timber inventory. In 2010, the Company harvested 609,867 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest approximately 600,000 tons of pine sawtimber in 2011.

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

Wildlife Management. Deltic actively leases Company lands for hunting purposes and manages wildlife resources on Company property. The Company complies with the U.S. Endangered Species Act and strives to provide, maintain, and/or enhance habitats for all species with special biological or ecological concerns. The Company leased approximately 433,000, 439,000, and 427,000 acres to hunting clubs in 2010, 2009, and 2008, respectively. For the years ended 2010, 2009, and 2008, the Company had hunting lease revenues totaling $2,046,000, $1,893,000, and $1,782,000, respectively.

Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provided harvest planning, silvicultural improvements, and maintenance work for approximately 69,600 acres in 2010.

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

Deltic formed an acquisition team to implement its timberland acquisition program. Lands considered for purchase are evaluated based on the location, site index, timber stocking, and growth potential. Approximately 145,000 acres of strategically located pine timberlands have been added since the inception of the program. Individual land purchases have ranged from three acres to 21,700 acres.

Land Sales. In 1999, the Company initiated a program to identify for possible sale non-strategic timberlands and higher and better use lands. Approximately 38,700 acres of non-strategic timberlands have been sold since 1999.

Oil and Gas Revenues. The Company receives oil and gas lease rental revenues when it agrees to grant certain mineral rights to third parties for terms that generally range from three to five years. Once production begins on leased mineral acres, it receives oil and gas royalty income payments. Deltic recorded oil and gas lease rental revenues of $2,016,000, $2,028,000, and $1,966,000 in 2010, 2009, and 2008, respectively on related leased acres of 37,200, 35,000, and 37,500, respectively. For the years ended 2010, 2009, and 2008, the Company earned $4,154,000, $2,296,000, and $1,686,000, respectively from oil and gas royalties.

Mills

The Company’s two sawmills are located at Ola in central Arkansas and at Waldo in south Arkansas, near significant portions of the timberlands. The mills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production with safety being one of the highest priorities. Logs processed into lumber are obtained from the Company’s timberlands and from public and private landowners. The Company selects logs for processing in its mills based on size, grade, and the prevailing market price. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. The mills produce a variety of softwood lumber products, including dimension lumber, boards, and timbers. The lumber is sold primarily to wholesale distributors, lumber treaters, large retailers, industrial accounts, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, remanufactured products, and laminated beams.

The Company’s lumber output increased to 265 MMBF in 2010 compared to 230 MMBF in 2009, as production was increased to take advantage of the price increase caused by the temporary supply imbalance that occurred in the spring of 2010. Improving mill efficiencies and controlling manufacturing costs, along with optimizing production levels remains a primary focus during the current down cycle of the lumber market.

Capital Projects. Deltic has invested significant capital in its sawmills in recent years to increase production capacity and efficiency, decrease costs, improve safety, and expand the product mix. Major capital projects completed at the Ola Mill over the past several years include: (1) redesign and rebuild of the sawmill primary breakdown processing equipment to improve the infeed of logs and overall flow of green lumber; (2) installation of a stick laying stacker to improve lumber drying quality and reduce labor cost; (3) gang control upgrade to improve operating efficiencies; (4) safety improvements, including upgrades to the planer blow system; and (5) installation of a new log bucking deck to improve log recovery and increase throughput capacity.

At the Waldo Mill, major capital projects completed over the past several years include: (1) replacement of the planer that was destroyed by fire in August 2007; (2) addition of a boiler and an upgrade of the lumber drying kilns to increase the mill’s lumber drying capacity; (3) rebuild of lumber drying kilns to improve quality and efficiency; (4) installation of a new planer hog system to move scrap material away from the planer mill more efficiently and to allow for increased throughput of finished lumber; and (5) various safety improvements, including upgrades to the planer blow system.

Raw Materials. In 2010, the Company’s two sawmills processed 1,132,073 tons of logs, either harvested from its timberlands or purchased from government and private landowners. Practically all of the Woodlands segment’s harvest of pine sawtimber was transferred to the Mills and provided 55 percent of the Mills’ total raw material requirements.

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

In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement timber harvests from its own timberlands. The Company has an active timber procurement function for each of its sawmills. As of December 31, 2010, the Company had under contract 177,601 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next five years. During 2010, the Company harvested third-party stumpage and purchased logs from third parties totaling 522,778 tons. Of this volume, purchases from the U.S. Forest Service represented 15 percent. The balance of such purchased volume was acquired from private lands.

Due to the closure or curtailment of several mills, which were in close proximity to the Company’s mills, there has been a higher availability of privately owned pine timber at lower stumpage prices due to the decreased demand. There is a substantial amount of other private timber acreage in proximity to each of Deltic’s sawmills, therefore, the sources of private timber are many and diverse. The key factors in a landowner’s determination of whether to sell timber to the Company are price, the Company’s relationships with logging contractors, and the ability of the Company to demonstrate the quality of its logging practices to landowners. Typically, a landowner will be more likely to sell timber to a forest products company whose own land has been responsibly managed and harvested.

Residual Wood Products. The Company pursues waste minimization practices at both of its sawmills and seeks to sell all marketable byproducts. Wood chips are usually sold to paper mills, wood shavings and chips are usually sold to Del-Tin Fiber, and bark is frequently sold for use as fuel. Bark, sawdust, shavings, and wood chips that cannot be sold are used as “hog fuel” to fire the boilers that heat the drying kilns. The Company expects to continue to sell a significant portion of its Waldo Mill’s residual wood shavings and chip production to Del-Tin Fiber at market prices, which are renegotiated annually.

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

Real Estate

The Company’s real estate operations were started in 1985 to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Development activities began with the construction of Chenal Ridge, the initial, 85-lot neighborhood in Chenal Valley on the western edge of the Little Rock city limits in 1985. Since that time, the Company has been developing the remainder of Chenal Valley, a premier upscale planned community with approximately 4,800 acres of residential and commercial properties centered around two Robert Trent Jones, Jr. designed championship golf courses. The first golf course was completed in 1990. Construction of the second course began in 2001, and was opened for play in the summer of 2003. The property has been developed in stages, and real estate sales to date have consisted primarily of residential lots sold to builders or individuals and commercial tracts sold to area businesses. In addition to Chenal Valley, Deltic has developed Chenal Downs, a 400-acre equestrian development with controlled access, featuring secluded, five-acre lots, located just outside of Chenal Valley. Red Oak Ridge, Deltic’s first development outside the Little Rock area, is an 800-acre upscale community being developed for residential, resort, or retirement living and is located in Hot Springs, Arkansas. All developed acreage in Chenal Valley has been annexed by the City of Little Rock, while Chenal Downs is located just outside the Little Rock city limits. Red Oak Ridge has been similarly annexed by the City of Hot Springs.

Residential Development. Residential lots were first offered for sale in Chenal Valley during the second half of 1986 with closings beginning in 1987. As of December 31, 2010, 2,738 lots have been developed in 34 neighborhoods, and 2,534 lots have been sold, with about 2,342 residences constructed or under construction. When fully developed, Chenal Valley could include approximately 4,600 single-family residences. However, the actual number of residences in Chenal Valley will depend on final land usages and lot densities. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acres to 2.25 acres, and the lot sales price over the life of the development has ranged from $25,000 per lot to over $335,000 per lot.

The first phase of Chenal Downs was opened in December 1997, followed by a second phase in November 2000. By the end of 2010, 64 of the 76 developed lots were sold. Lot prices in Chenal Downs range from $89,000 to approximately $187,000. In Red Oak Ridge, the first two neighborhoods were offered for sale in 1998, with a third neighborhood offered in late 2005. These neighborhoods offer a choice of either estate-sized homesites, many of which overlook one of two private lakes, or garden-home lots. As of the end of 2010, 89 of the 135 lots offered have been sold, and prices for lots currently offered range from about $30,000 to almost $183,000.

Commercial Development. Commercial development in Chenal Valley began with the construction of a Company-owned, 50,000-square-foot office building, which was sold during 2000. Commercial activity to-date has consisted of the sale of approximately 364 acres, including 19 acres in 2010, and 18 acres in 2009, while there was no acreage sold in 2008. Commercial property sales to-date have consisted of retail store locations, an office building constructed by the Company on a nine-acre site, multi-family residence sites, convenience store locations, a bank office building site, a site for a 38-acre open-air shopping center, a 37-acre site for lifestyle medical center, and outparcels surrounding a retail center constructed and owned by the Company. Under current development plans, Chenal Valley will include approximately 825 acres of commercial property when fully developed.

In 2009 and 2010, a major healthcare provider in Arkansas closed on a 17.76-acre site and a 19-acre site, respectively. This two-part commercial real estate site acquisition from the Company is to be used for a lifestyle medical center. Ground breaking for the medical center, located near “The Promenade at Chenal,” an upscale shopping center within Chenal Valley, occurred in January 2011 and is influencing interest in Deltic’s commercial real estate near this area.

In 2006, the Company sold approximately 38 acres to RED Development LLC for the development of “The Promenade at Chenal,” an upscale lifestyle shopping center. Construction of “The Promenade at Chenal” began in 2007 and was completed in May 2008. This project is expected to create more interest in the Company’s additional commercially-zoned property adjacent to the site.

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

Home Construction. Historically, the Company’s focus with regards to residential real estate development has been on lot development only. However, Deltic has constructed a limited number of speculative homes within its Red Oak Ridge development located in Hot Springs, Arkansas. At December 31, 2010, six homes were available for sale.

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

Continued development in the Highway 10 growth corridor of west Little Rock has significantly affected land values in the area, and is expected to create real estate development opportunities for the Company’s approximately 57,000 mostly contiguous acres of timberland located two miles west of Chenal Valley.

Undeveloped Acreage. The success of Chenal Valley has increased the value of the Company’s undeveloped real estate surrounding and within the development. There were no sales of undeveloped real estate in 2010, 2009, or 2008.

Del-Tin Fiber

Deltic owns 50 percent of the membership interest of Del-Tin Fiber, a joint venture to manufacture and market MDF. The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. The plant is designed to have an annual capacity of 150 million square feet (“MMSF”), on a 3/4-inch basis, of medium density fiberboard.

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

Medium Density Fiberboard. MDF, which is used primarily in the furniture, laminate flooring, store fixture, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, which are pressed and held together by an adhesive bond. Although the technology has existed for decades, continued improvements in the manufacture of MDF have increased both the quality and market acceptance of the product. MDF, with its real wood appearance and the ability to be finely milled and to accept a variety of finishes, competes primarily with lumber. Effective January 1, 2011, all MDF panel producers in the United States must comply with a new regulation that requires the finished product to contain much less formaldehyde compared to the amount that was previously allowed. Del-Tin Fiber met these new regulations by the end of 2010.

Production. The plant produced 128 MMSF in 2010, 99 MMSF of MDF in 2009, and 115 MMSF of MDF in 2008 of MDF. Production in 2010 was increased to meet demand, which increased due to an interruption in imports from Chile in early 2010.

Raw Materials. The Del-Tin plant provides an additional outlet for wood chip production from the Waldo Mill. The Company expects to continue to sell a significant portion of its Waldo Mill’s residual wood shavings and chip production to Del-Tin Fiber at market prices, which are renegotiated annually. In addition, Del-Tin Fiber has an option to purchase residual wood chips from the Ola Mill. During 2010, 2009, and 2008, Deltic sold approximately $4,449,000, $4,457,000, and $4,593,000, respectively, of these lumber manufacturing by-products to Del-Tin Fiber.

Products and Competition

The Company’s principal products are timber, timberland, softwood lumber products (primarily finished lumber), residual wood products, hunting land leases, oil and gas lease rentals and royalties, and real estate.

Timber. Timber harvested from the timberlands is utilized by the Company’s sawmills or sold to third parties. The Company’s timber sales to third parties accounted for approximately four percent of consolidated net sales in 2010 and 2009, and five percent in 2008.

The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood manufacturing facilities, and accessibility.

Land Sales. Timberland sold by the Company to third parties consists of both non-strategic timberland, including hardwood bottomland suitable for recreational use, and lands with potential for higher and better use, and amounted to five percent of consolidated net sales in 2010, six percent in 2009, and seven percent in 2008.

Lumber Products. The Company’s sawmills produce a wide variety of products, including dimension lumber, boards, and timbers. Lumber is sold primarily to wholesaler distributors, lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams. During 2010, 2009, and 2008, lumber sales as a percentage of consolidated net sales were approximately 55 percent, 52 percent, and 54 percent, respectively.

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

Residual Wood Products. The Company’s sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During 2010, 2009, and 2008, sales of these residual products accounted for 11 percent, 13 percent, and 13 percent, respectively, of Deltic’s consolidated net sales. Wood chips are the primary source of residual sales and are typically sold to Del-Tin Fiber or to paper mills. In 2010, Deltic’s sawmills produced 352,348 tons of wood chips. The Company expects to continue to sell a significant portion of its wood chip production to Del-Tin Fiber for use in the production of MDF.

Hunting Land Leases. Deltic leases hunting rights for its Woodlands to individuals and groups with its main competitors being other landowners. Per-acre price and location are the primary factors in leasing woodland hunting rights. Hunting lease revenues accounted for one percent of consolidated net sales in 2010, two percent for 2009, and one percent for 2008.

Oil and Gas. The Company has approximately 37,000 net mineral acres of Company owned land either currently under lease or held by production. Once production begins, oil and gas royalty payments are received. Oil and gas lease rental payments are recognized as income over the term of the lease and oil and gas royalty payments are recognized as income in the month earned. Oil and gas lease rental income accounted for one percent, two percent, and two percent of consolidated net sales in 2010, 2009, and 2008, respectively. Oil and gas royalty revenue accounted for three percent, two percent, and one percent of consolidated net sales in 2010, 2009, and 2008, respectively. Oil and gas royalty income is dependent upon the number of producing wells, volume extracted, and market prices, none of which the Company has any control over.

Real Estate. The Company develops and markets residential lots and commercial sites. Other landowners or developers are Deltic’s competitors in its real estate markets. Deltic generally provides the supporting infrastructure. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. The Company also sells undeveloped acreage. The Company’s competition is seeking the same customer base with each competitor marketing the benefits of its site locations with related infrastructure or amenities. During 2010, 2009, and 2008, the sales of residential lots, commercial sites, and undeveloped acreage as a percentage of consolidated net sales were six percent, four percent, and two percent, respectively. The sale of commercial property can have a significant impact on the Company’s sales, but is unpredictable and sporadic.

Seasonality

The Company’s operating segments are subject to variances in financial results due to several seasonal factors. Increased housing starts and home remodeling projects during the spring usually push up lumber prices. Forestry operations generally incur silvicultural treatment expenses in the third quarter because they are applied during the fall season in order to achieve maximum effectiveness.

Business Segment Data

Information concerning net sales, operating income, and identifiable assets attributable to each of the Company’s business segments is set forth in Item 7, “Management’s Discussion and Analysis;” and Note 22 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” of Part II of this report.

Environmental Matters

The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, including laws relating to air and water quality, greenhouse gas emissions, the use of herbicides on timberlands, regulation of “wetlands,” and the protection of endangered species. Environmental legislation and regulations, and the interpretation and enforcement thereof, are expected to become increasingly stringent. The Company has made, and will continue to make, expenditures to comply with such requirements in the ordinary course of its operations. Historically, these expenditures have not been material, and the Company expects that this will continue to be the case. Liability under certain environmental regulations may be imposed without regard to fault or the legality of the original actions, and may be joint and several with other responsible parties. As a result, in addition to ongoing compliance costs, the Company may be subject to liability for activities undertaken on its properties prior to its ownership or operation and by third parties, including tenants. The Company is not involved with any such sites at this time. The Company leases the rights to drill for oil and gas on some of its lands to third parties. Pursuant to these leases, the lessee indemnifies the Company from environmental liability relating to the lessee’s operations. Based on its present knowledge, including the fact the Company is not currently aware of any facts that indicate the Company will be required to incur any material costs relating to environmental matters, and currently applicable laws and regulations, the Company believes environmental matters are not likely to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

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

As of January 31, 2011, the Company had 454 employees.

Item 1A.	Risk Factors

Cyclicality of Forest Products Industry

The Company’s results of operations are, and will continue to be, affected by the cyclical nature of the forest products industry. Prices and demand for logs and manufactured wood products have been, and in the future can be expected to be, subject to cyclical fluctuations. The demand for logs and lumber is primarily affected by the level of new residential construction activity. This activity is subject to fluctuations due to changes in economic conditions, availability and cost of financing for developers, mortgage interest rates, new and existing housing inventory levels, foreclosure rates, population growth, weather conditions and other factors. Decreases in the level of residential construction activity usually will be reflected in reduced demand for logs and lumber resulting in lower prices for the Company’s products and lower revenues, profits, and cash flows. In addition to housing starts, demand for wood products is also significantly affected by repair and remodeling activities and industrial uses, demand for which has historically been less cyclical. Furthermore, changes in industry supply of timber affect prices. Although the Company believes sales of timber by United States government agencies will remain at relatively low levels for the foreseeable future, any reversal of policy that substantially increase such sales could significantly reduce prices for logs and lumber, which could have a material adverse effect on the Company. Furthermore, increased imports from foreign countries could reduce the prices the Company receives for its products. Meanwhile, possible reductions of Canadian imports due to mountain pine beetle infestation could increase prices the Company receives for its products.

Limitations on the Company’s Ability to Harvest Timber

Revenues from the Company’s future operations will depend to a significant extent on its ability to harvest timber pursuant to its harvest plans from its 445,800 acres of timberlands (the “Timberlands”). Harvesting of the Timberlands may be affected by various natural factors, including damage by fire, insect infestation, disease, prolonged drought, severe weather conditions, including ice storms, higher than normal amounts of rainfall, and other causes. The effects of these natural factors may be particularly damaging to young timber. To the extent possible, the Company implements measures to limit the risk of damage from such natural causes. The Company is a participant with state agencies and other timberland owners in cooperative fire fighting and fire surveillance programs. In addition, the Timberlands’ extensive system of access roads, firelines, and the physical separation of various tracts provide some protection against fire damage. Nonetheless, one or more major fires on the Timberlands could adversely affect Deltic’s operating results. The Timberlands may also be affected by insect infestation, particularly by the southern pine beetle, and by disease. Additionally, the Timberlands may be affected by severe weather conditions, especially ice storms, tornados, and heavy winds. Although damage from such natural causes usually are localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting the Timberlands will, in fact, be so limited. As is typical in the forest products industry, the Company does not maintain insurance coverage with respect to damage to the Timberlands. The Company does, however, maintain insurance for loss of logs due to fire and other occurrences following their receipt at the Company’s sawmills.

Operation of Sawmills

The Company’s sawmills are located at Ola in central Arkansas and Waldo in southern Arkansas. The operations of the sawmills are dependent on various factors and there can be no assurance that the Company will be able to continue such operations at current levels of production or that suspension of such operations may not be required in the future. One such factor is the ability of the Company to procure sufficient logs at suitable prices. The Company obtains logs for its sawmills from the Timberlands, other private sources, and federal lands. As discussed above, prices for logs are cyclical and affected primarily by demand for lumber and other products produced from logs. Another such factor is the ability of the Company to find an outlet for the large volume of residual wood products that result from the milling process. The company currently markets such products to third parties for the production of paper and other uses. In addition, the Company sells a significant portion of its residual wood chips to Del-Tin Fiber LLC (“Del-Tin”), a joint venture medium density fiberboard plant near El Dorado, Arkansas, in which the Company owns a 50-percent interest. The continued operation of the sawmills is subject generally to the risk of business interruption in the event of a fire or other natural disaster, regulatory actions, or other causes. Deltic mitigates this risk through the procurement of casualty and business interruption insurance.

Del-Tin Fiber

Deltic owns 50 percent of the membership interest of Del-Tin Fiber, a joint venture to manufacture and market MDF. The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. From inception, through the year 2003, the operating and financial performance of the joint venture failed to meet expectations, but since 2004 the operating performance and MDF market have seen significant improvements. Demand for MDF is subject to many of the same factors as other wood products such as housing starts, furniture production, residential improvements, import fluctuations, and industry capacity. The industry is also facing higher costs resulting from compliance with California Air Resources Board (“CARB”) regulations. Additionally, Del-Tin operations are subject to risk of business interruptions due to fire or other natural disasters, regulatory actions, or other causes. Del-Tin procures casualty and business interruption insurance to mitigate this risk. A decline in prices or demand for MDF or disruptions in the manufacturing operations at the Del-Tin Fiber plant could impact the Company’s results of operations and cash flows in future periods, as well as Deltic’s ability to exit the MDF business if desired in the future.

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

Federal and State Environmental Regulations

The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, the provisions and enforcement of which are expected to become more stringent in the future. The Company has made and will continue to make non-material expenditures to comply with such provisions. Based on currently available information the Company believes environmental regulation will not materially adversely affect the Company, but there can be no assurances that environmental regulation will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company in the future. Climate control legislation being considered by Congress or potentially more restrictive guidelines issued by governmental regulatory agencies are examples of changes that if approved could increase compliance costs as well as direct manufacturing expenses.

Geographic Concentration and Risk Associated with Real Estate Development

The Company’s real estate development projects are located in central Arkansas, specifically, in and west of, Little Rock, Arkansas, and in Hot Springs, Arkansas. Accordingly, the Company’s real estate operations are particularly vulnerable to any economic downturns or other adverse events that may occur in this region and to competition from nearby residential housing developments. The Company’s results of operations may be affected by the cyclicality of the homebuilding and real estate industries generally. Factors include changes in general and local economic conditions, such as employment levels, consumer confidence and income, housing demand, new and existing housing inventory levels, availability and cost of financing, mortgage interest rates and foreclosures, and changes in government regulation regarding the environment, zoning, real estate taxes, and other local government fees. In addition, the tightening of credit and the economic recession could delay or deter commercial real estate activity and may affect the Company’s operating results.

General Economic Conditions

A continued stagnation of the housing industry could impact operating results for the Company. Additionally, a deterioration of the global credit markets and continued weakness of the general economy could adversely affect the Company’s access to capital. Similarly, Deltic’s customers and suppliers’ ability to obtain financing could adversely affect the Company’s business if their ability to operate or fund transactions is impaired.

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

The Company’s properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, purchased stumpage inventory, two sawmills, and residential and commercial real estate held for development and sale. As of December 31, 2010, the Company’s gross investment in timber and timberlands; gross property, plant, and equipment; and investment in real estate held for development and sale consisted of the following:

(Thousands of dollars)
Timberlands	$92,853
Fee timber and logging facilities	232,123
Purchased stumpage inventory	1,298
Real estate held for development and sale	56,101
Land and land improvements	6,232
Buildings and structures	12,522
Machinery and equipment	98,039

$499,168

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

The Company owns all of the properties discussed above. The Company’s properties are not subject to mortgages. (For further information on the location and type of the Company’s properties, see the descriptions of the Company’s operations in Item 1.)

Item 3.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 4.	Reserved

Executive Officers of the Registrant

The age (at January 1, 2011), present corporate office, and length of service in office of each of the Company’s executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

Ray C. Dillon - Age 55; President and Chief Executive Officer and a director of the Company, effective July 1, 2003. Prior to joining the Company, Mr. Dillon was employed at Gaylord Container Corporation, where from April 2000 through December 2002, he was Executive Vice President, and preceding his election as Executive Vice President, he was Vice President, Primary Product Operations from April 1997.

Kenneth D. Mann - Age 51; Vice President, Treasurer, and Chief Financial Officer, effective May 1, 2007. From September 2004 to April 2007, Mr. Mann was Controller. From September 2002, to September 2004, Mr. Mann was Manager of Corporate Governance and Investor Relations. From January 1997 to September 2002, Mr. Mann was Assistant Controller.

Jim F. Andrews, Jr. - Age 46; Vice President, General Counsel, and Secretary, effective October 15, 2010. From July 2001 to October 2010, Mr. Andrews served as in house legal counsel for the Company.

Kent L. Streeter - Age 50; Vice President of Operations, effective November 16, 2003. Prior to joining the Company, Mr. Streeter was Operations Manager of a large paper mill located in the Southeastern United States from January 1997, which has been owned since April 2002, by Temple-Inland, Inc. and prior to that by Gaylord Container Corporation.

David V. Meghreblian - Age 52; Vice President of Real Estate, effective November 16, 2003. From May 2000 to November 2003, Mr. Meghreblian was Vice President of Operations for the Company. From November 1996 to April 2000, Mr. Meghreblian was General Manager of Planning and Investor Relations for Deltic. Prior to such time, Mr. Meghreblian was General Manager of Project Development, a position he held beginning in November 1995.

Byrom L. Walker - Age 49; Controller, effective May 1, 2007. From March 2006 to May 2007, Mr. Walker was Manager of Financial Reporting. Prior to joining the Company, Mr. Walker was Corporate Controller for Teris, L.L.C., a division of Suez S.A., a position he held from 2004.

Phillip A. Pesek - Age 54; Vice President, General Counsel, and Secretary, effective October 22, 2007. Prior to joining the Company, Mr. Pesek was Vice President, General Counsel, and Secretary of Anthony Forest Products Company, from December 2005 to October 2007. From April 2001 to November 2005, he was Senior Director - International for The Home Depot Inc. Mr. Pesek resigned effective October 7, 2010.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol “DEL.” The following table sets forth the high, low, and closing prices, along with the quarterly dividends declared, for each of the quarters indicated:

	Sales Prices[1]
	High	Low	Close[2]	Dividend per Common Share
2010
First Quarter	$53.50	40.48	44.05	.075
Second Quarter	$55.93	41.80	41.80	.075
Third Quarter	$47.78	38.78	44.80	.075
Fourth Quarter	$61.02	42.75	56.34	.075

2009
First Quarter	$46.74	27.83	39.41	.075
Second Quarter	$43.52	32.42	35.47	.075
Third Quarter	$51.87	34.05	45.77	.075
Fourth Quarter	$50.57	38.07	46.18	.075

[1] Daily closing price. [2] At period end.

Common stock dividends were declared to be paid for each quarter during 2010 and 2009. As of December 31, 2010, there were approximately 1,004 stockholders of record of Deltic’s common stock.

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. On December 13, 2007, Deltic announced an expansion of its repurchase program by $25 million. There is no stated expiration date regarding this authorization. There were no purchases of shares under the program for the first nine months of 2010. Information pertaining to this plan for the fourth quarter of 2010 is presented in the table below.

Period	Total Number of shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2010	—	—	—	$20,434,011

November 1 through November 30, 2010	—	—	—	$20,434,011

December 1 through December 31, 2010	—	—	—	$20,434,011

Information regarding securities authorized for issuance under equity compensation plans required by this item is contained in Item 12 of this Form 10-K and is incorporated herein by reference.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities (cont.)

The graphed stock performance represents the cumulative total return for the Company’s common stock compared to issuers with similar capitalization, and to peer industry issuers for the period December 31, 2005, through December 31, 2010. The calculated returns assume an investment of $100 on December 31, 2005, and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2010.

(Thousands of dollars, except per share amounts)	2010	2009	2008	2007	2006
Results of Operations for the Year

Net sales	$141,623	112,012	129,524	128,255	153,112
Operating income	$17,909	5,870	7,505	19,959	18,721
Net income	$12,397	3,688	4,384	11,111	11,323
Comprehensive income/(loss)	$14,880	5,386	(915)	14,638	11,621
Earnings per common share
Basic	$.99	.30	.35	.89	.91
Assuming dilution	$.99	.30	.35	.89	.89
Cash dividends declared per common share	$.30	.30	.30	.30	.30
Net cash provided/(required) by
Operating activities	$28,898	16,914	10,890	18,213	23,771
Investing activities	$(864)	(25,772)	(19,985)	(10,993)	(8,858)
Financing activities	$(28,986)	11,228	835	(7,906)	(5,192)
Percentage return on
Average stockholders’ equity	5.6	1.8	2.0	5.2	5.5
Average borrowed and invested capital	5.3	2.5	3.4	5.7	5.6
Average total assets	3.5	1.1	1.3	3.4	3.5

Capital Expenditures for the Year

Woodlands	$6,144	25,075	11,436	4,978	3,333
Mills	5,330	3,006	6,874	5,345	8,763
Real Estate	3,859	4,464	11,222	10,171	15,612
Corporate	235	160	122	74	59

	$15,568	32,705	29,654	20,568	27,767

Financial Condition at Year-End

Working capital	$2,520	5,414	4,069	6,609	12,710
Current ratio	1.16 to 1	1.41 to 1	1.34 to 1	1.40 to 1	2.15 to 1
Total assets	$343,273	352,203	334,733	328,744	324,266
Long-term debt	$65,611	91,222	75,833	66,667	70,000
Stockholders’ equity	$230,011	216,299	213,164	218,086	207,481
Long-term debt to stockholders’ equity ratio	.285 to 1	.422 to 1	.356 to 1	.306 to 1	.337 to 1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 445,800 acres of timberland, mainly in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber LLC (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). Deltic is a calendar-year company for both financial and income tax reporting.

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

The Company’s timberlands consist primarily of Southern Pine, known in the industry as a type of “softwood.” Deltic considers its timberlands to be the Company’s most valuable asset and the harvest of stumpage to be its most significant and consistent source of income. Deltic’s goal in managing its timber assets is to increase productivity and maximize the long-term value. Deltic follows Sustainable Forest Initiative (“SFI”) Standards in managing its timberlands. Some of the attributes of the SFI program philosophy include healthy, productive forests yield immense environmental, social, and economic benefits. The Company harvests timber from the timberlands in accordance with its harvest plans and sells such timber in the domestic market or converts it to lumber in its sawmills. The Woodlands’ stumpage that is supplied to the Company’s sawmills is transferred at prices that approximate market in its operating regions. Deltic derives additional revenues from its timberlands in the form of hunting leases, mineral lease rentals, mineral royalties, and land easements. In late 1996, the Company implemented a timberland acquisition program to enable it, when desired, to increase harvest levels, while expanding its timber inventory. As a part of this program the Company sells tracts of non-strategic timberland when market conditions allow and replaces them with acres located in its current operating area that will provide a growing platform for Southern Pine sawtimber.

The Company’s two sawmills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high standards for production quality, while keeping safety as one of its highest priorities. In addition, each mill is strategically located near significant portions of the Company’s timberlands, which provide a stable source of raw material stumpage. The mills produce a variety of lumber products, including dimension lumber, timbers, and boards. These lumber products are sold primarily to wholesale distributors, large retailers, industrial accounts, lumber treaters, and truss manufacturers in the southern and mid-western United States and are used mainly in residential construction, roof trusses, remanufactured products, and laminated beams.

The Company’s real estate operations were started in 1985 to maximize the value of higher and better use timberland strategically located in the growth corridor of west Little Rock, Arkansas. Since that time, the Company has been developing Chenal Valley, a premier planned community consisting of 4,800 acres of residential and commercial properties. The property is being developed in stages, and real estate sales to date have consisted primarily of residential lots, which are sold to builders or individuals, and commercial sites. In addition to Chenal Valley, Deltic has developed Chenal Downs, a 400-acre development located just outside Chenal Valley, and is developing Red Oak Ridge, an 800-acre development in Hot Springs, Arkansas.

Deltic’s joint venture plant operation, Del-Tin Fiber, is located near El Dorado, Arkansas and is designed to have a rated annual production capacity of 150 million square feet (“MMSF”) of medium density fiberboard on a 3/4 inch basis. MDF, which is used primarily in the furniture, store fixture, laminate flooring, and molding industries, is manufactured from sawmill residuals such as chips, shavings, and sawdust, which are pressed and held together by an adhesive bond.

Executive Overview

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. The wood products business is affected by a number of factors, including general economic conditions, employment levels, interest rates, credit availability and associated costs, imports, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, cost of fuel, and weather conditions. Given its relative size and the nature of most commodity markets, the Company has little or no influence over the market’s pricing levels for its wood products. Accordingly, Deltic’s management focuses on increasing productivity and reducing controllable costs and expenses in its manufacturing processes. Sales of real estate are affected by many of the same factors affecting the housing industry such as general economic conditions, consumer and builder confidences, interest rates, real estate foreclosures, new and existing home inventories, and the availability and cost of credit as such factors are manifested in the Company’s operating area of central Arkansas.

Significant accomplishments for the Company’s operating segments during the year of 2010 include: (1) the Woodlands segment sold approximately 4,100 acres of non-strategic timberland; (2) the Woodlands segment leased approximately 14,000 net mineral acres in south Arkansas and north Louisiana for $4.3 million, which will be recognized as revenue over the approximate lease terms of three to four years; (3) the Mills segment reported operating profit for the year, primarily due to improved pricing and higher sales volumes caused by a temporary supply/demand imbalance; (4) the Real Estate segment completed a 19-acre commercial real estate sale at a sales price of $334,000 per acre; and (5) Del-Tin Fiber had improved operating results related to increased MDF production to replace imports from Chile after an earthquake interrupted the supply of moldings it normally exports to the U.S.

The Woodlands segment is the Company’s core operating segment. It reported an operating income increase of $1 million, or four percent, over the 2009 results, primarily due to increased revenues from pine sawtimber and pulpwood harvested, hardwood sawtimber harvested, and oil and gas royalties. These positive factors were partially offset by a decreased margin on timberland sales, increased road maintenance cost, and increased cost of fee timber harvested. When compared to 2009, the 2010 pine sawtimber harvest volume increased 31,000 tons, or five percent, to 610,000 tons, but the average sales price declined seven percent to $27 per ton. The 2010 pine pulpwood harvest volume was 344,000 tons, an 11 percent increase from 2009, at the same average per-ton sales price of $11. The hardwood sawtimber volume increased from 2009 by 6,000 tons, 31 percent, to 26,000 tons, and the average sales price increased 16 percent to $36 per ton.

While lumber production levels within a region can influence pine sawtimber prices, lumber prices themselves typically do not. Over the long-term, there is a fundamental correlation between lumber prices and pine sawtimber prices. However, in the short-term, the geographical size differential between the lumber and pine sawtimber markets results in the two acting somewhat independently of each other. Pine sawtimber markets operate within local areas, with sales being mainly to sawmills. These mills are subject to a relatively fixed level of raw material requirements that is driven by the facilities’ required production levels. Changes in pricing levels within the lumber market typically do not have an immediate effect on the existing demand for raw materials in the short-term; therefore, the resulting impact on pine sawtimber prices will usually lag in timing and will be less volatile than the market for lumber. This trend would also be true in the short-term during times of a depressed lumber market. Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the size or existence of markets for manufactured lumber and other wood products. The Company continues to manage the harvest level of its forests on a sustainable-yield basis.

Timberland designated as higher and better use consists of tracts with market values that exceed the land’s worth as a pine timber growing platform. Deltic’s approximately 57,000-acre timberland holdings in the expanding westward growth corridor of Little Rock, Arkansas, is an example of such land. Non-strategic timberland is composed of hardwood bottomland acreage unsuitable for the growing of pine timber, tracts too small to allow efficient timber management, tracts geographically isolated from other Company fee lands, or any other acreage not deemed strategic to Deltic’s operations or growth. Approximately 4,100 acres of non-strategic timberland, primarily hardwood bottomland, were sold during 2010. When possible, the Company utilizes tax deferring, like-kind exchanges to minimize tax consequences of timberland sales. In 2010, Deltic reinvested hardwood bottomland sale proceeds into approximately 1,300 acres of pine producing timberland.

In addition to pine and hardwood timber sales, the Company receives other benefits of land ownership such as revenues from hunting leases, mineral lease rentals, mineral royalties, and land easements that provide income to the Woodlands segment. The segment reported hunting lease income of $2 million in 2010 and $1.9 million in 2009. Total mineral revenues, consisting of mineral lease rentals and net oil and gas royalties, were $5.7 million in 2010, compared to $4.1 million in 2009. The majority of this revenue currently comes from an area known as the Fayetteville Shale Play, an unconventional natural gas reservoir being developed in the state of Arkansas. The Company has under lease or held by production approximately 29,100 net mineral acres in the Fayetteville Shale Play. During 2010, the Company received net royalty payments of $3 million from the Fayetteville Shale Play, compared to $1.6 million in 2009. The increase was due to additional wells in production compared to a year ago. The total of all net oil and gas royalty income inclusive of the Fayetteville Shale Play, was $3.7 million in 2010 and $2.1 million in 2009. The total income from mineral lease rentals was $2 million in 2010 and 2009. In the fourth quarter of 2010, Deltic leased approximately 14,000 net mineral acres in the south Arkansas/north Louisiana area for $4.3 million. This revenue will be recognized over the term of the lease rental agreements, which typically span three to four years. The ultimate benefit to Deltic from mineral leases remains speculative and unknown to the Company and is contingent on the successful completion of producing wells on Company lands and the prices received for crude oil and natural gas.

The Mills segment benefitted from a higher average per-unit sales price, increased sales volumes, and lower per-unit production costs to generate operating profits of $7.3 million for 2010, a $13.1 million improvement over 2009. Sales realizations improved in the first half of the year due to a temporary weather-related supply/demand imbalance, but slumped in the second half of 2010 as supply levels increased. Current forecasts for the housing industry remain weak, and Deltic will continue to monitor product demand and adjust production levels to balance with market demand. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future, and management will respond with timely decisions to take advantage of the market supply and demand situations. Since commodity-based markets rarely benefit from real price growth, after inflation, Deltic focuses on improving production efficiencies and the cost structure at its lumber mills as evidenced by year-over-year per-unit cost reduction in its manufacturing operations.

As economic conditions improved and interest rates remained low, the number of residential lots sold in 2010 doubled the number sold in 2009, to 28 lots sold. This includes the sale of eight lots in a new small-lot neighborhood the Company opened in 2010. Buyers responded well to the offering of this new development, and all 20 lots were put under contract prior to construction. Deltic’s lot development plans are designed to provide for the availability of lots in many different price ranges to fulfill the planned-community program. The average sales price for residential lots sold in 2010 was $81,000, an increase of 11 percent when compared to 2009, due to the current-year sales mix. At December 31, 2010, developed but uncommitted residential lots in Chenal Valley, Chenal Downs, and Red Oak Ridge were 192, 12, and 54, respectively. The Company continues to focus on the long-term financial returns from the total build-out of the Chenal Valley and Red Oak Ridge developments and deems the recent negative trends to reflect anticipated fluctuations, which will have a minimal impact on the overall real estate business model.

A tabular summary of Deltic’s residential real estate activity is as follows:

Residential Lots		Lots Sold in 2010	Lots Sold Since Inception	Unsold Developed Lots	Future Lots to Develop	Estimated Total Lots

Development	Market
Chenal Valley	Little Rock	22	2,534	204	1,862	4,600
Chenal Downs	Little Rock	1	64	12	—	76
Red Oak Ridge	Hot Springs	5	92	55	853	1,000

		28	2,690	271	2,715	5,676

In 2010, a major health care provider in Arkansas closed on a 19-acre site in the second phase of a two-part commercial real estate acquisition from the Company to be used for a lifestyle medical center. Ground breaking for the medical center, located near “The Promenade at Chenal,” an upscale shopping center within Chenal Valley, occurred in January 2011 and is influencing interest in Deltic’s commercial real estate adjacent to this area. Future pricing trends for commercial real estate sales are difficult to predict and are influenced by multiple factors, which include intended use of the site, property location, and acres available. There is no commercial acreage included in the Chenal Downs development. Red Oak Ridge, the Company’s Hot Springs area development, will include a small amount of commercial property to be determined by the final actual land usages. The Company will begin to develop and offer commercial sites as this development’s population density increases.

A tabular summary of Deltic’s commercial real estate activity is as follows:

Commercial Acres		Acres Sold in 2010	Acres Sold Since Inception	Acres Remaining	Estimated Total Acres

Development	Market
Chenal Valley	Little Rock	19	364	473	837

Deltic real estate activities primarily involve residential lots and commercial acreage; however, the Company has constructed a small number of speculative homes in the Red Oak Ridge development to serve as a catalyst for increasing lots sales activity. This activity has been reviewed for potential triggers for impairment testing, as appropriate. However, management is of the opinion that no such triggering event has occurred.

A tabular summary of Deltic’s speculative home activity is as follows:

Development	Market	Homes Sold in 2010	Homes Constructed Since Inception	Homes Sold Since Inception	Homes Unsold
Red Oak Ridge	Hot Springs	—	15	9	6

Operating results for Del-Tin Fiber are affected by the overall MDF market and the plant’s operating performance. When compared to 2009, equity in earnings of Del-Tin Fiber increased $1.9 million to $4.1 million in 2010. The improvement is due primarily to an increase in sales volume, which increased 29.1 MMSF over 2009 sales volume. The increased sales volume was primarily due to an earthquake in Chile on February 27, 2010, that created supply interruptions to the U.S. and afforded Del-Tin Fiber the opportunity to meet demand as building suppliers turned to the U.S. market to fill inventory needs. Effective January 1, 2011, all MDF panel producers in the United States must comply with a new regulation that requires the finished product to contain much less formaldehyde compared to the amount that was previously allowed. Del-Tin Fiber met these new regulations by the end of 2010.

Significant Events

During 2010, Deltic successfully reduced its long-term debt outstanding by $25.6 million.

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the three years ended December 31, 2010, 2009 and 2008. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2010	2009	2008
Net sales
Woodlands	$43.5	40.1	46.0
Mills	99.4	75.7	91.4
Real Estate	16.0	13.1	11.4
Eliminations	(17.3)	(16.9)	(19.3)

Net sales	$141.6	112.0	129.5

Operating income
Woodlands	$24.4	23.4	27.8
Mills	7.3	(5.8)	(4.8)
Real Estate	2.2	.2	(1.9)
Corporate	(16.0)	(12.6)	(13.1)
Eliminations	—	.7	(.5)

Operating income	17.9	5.9	7.5

Equity in Del-Tin Fiber	4.1	2.2	2.3
Interest income	.1	.1	.3
Interest and other debt expense	(3.5)	(3.6)	(5.2)
Interest capitalized	.1	.1	.5
Other income	—	.1	—
Income taxes	(6.3)	(1.1)	(1.0)

Net income	$12.4	3.7	4.4

Earnings per common share
Basic	$.99	.30	.35
Assuming dilution	$.99	.30	.35

Consolidated

Net income for 2010 was $8.7 million more than 2009 due to improved operating income from all three operating segments and to increased equity in earnings of Del-Tin Fiber, partially offset by increased Corporate general and administrative expenses.

Net income for 2009 was $3.7 million, a decrease of $.7 million when compared to 2008. The decline in net income was caused by decreased operating income in the Woodlands and Mills segments, which were partially offset by improved operating results for the Real Estate segment and decreased interest expense.

Operating income for 2010 increased $12 million when compared to 2009. The Woodlands segment increased $1 million due primarily to higher harvest volumes and increased net revenues from oil and gas royalties, partially offset by a decreased margin on timberland sold and increased cost of fee timber harvested. The Mills segment’s operating income increased $13.1 million due to a higher average sales price per MBF of lumber sold, increased sales volume, and a lower per-unit cost of lumber sold. The Real Estate segment results improved $2.0 million primarily due to the sale of 19 acres of commercial property at a 48 percent higher average sales price per acre than the 18 acres sold in 2009. The $3.4 million increase in Corporate expense is mainly due to higher general and administrative expense, primarily professional fees and employee incentive expense. Del-Tin Fiber improved $1.9 million mainly due to an increased sales volume.

Operating income for 2009 decreased $1.6 million, or 21 percent, when compared to 2008. The Woodlands segment decreased $4.4 million due primarily to a lower per-ton sales price for pine sawtimber, a lower harvest volume and average per-ton sales price for pine pulpwood, and fewer acres of non-strategic timberland sold. Operating results for the Mills segment decreased $1 million due mainly to a lower average sales price per unit of lumber sold. Real estate operating income increased $2.1 million due to the sale of approximately 18 acres of commercial property in 2009. Corporate operating expense decreased by $.5 million due to lower general and administrative expense.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	2010	2009	2008
Net sales (millions of dollars)
Pine sawtimber	$16.8	16.5	19.0
Pine pulpwood	3.9	3.3	5.8
Hardwood sawtimber	.9	.6	.3
Hardwood pulpwood	1.2	1.1	1.0
Oil and gas lease rentals	2.0	2.0	2.0
Oil and gas royalties	4.2	2.0	1.6
Hunting leases	2.0	1.9	1.8

Sales volume (thousands of tons)
Pine sawtimber	610	579	580
Pine pulpwood	344	311	390
Hardwood sawtimber	26	20	9
Hardwood pulpwood	119	126	93

Sales price (per ton)
Pine sawtimber	$27	29	33
Pine pulpwood	11	11	15
Hardwood sawtimber	36	31	34
Hardwood pulpwood	10	9	11

Timberland
Net sales (millions of dollars)	$6.6	6.9	8.9
Sales volume (acres)	4,061	4,051	5,062
Sales price (per acre)	$1,600	1,700	1,800

Total net sales in 2010 increased $3.4 million, or eight percent, when compared to 2009. The pine sawtimber harvest volume increased five percent over 2009, but was partially offset by a seven percent lower per-ton sales price. Pine pulpwood harvest volumes increased 11 percent, and the per-ton price remained unchanged from a year ago. The hardwood sawtimber harvest volume in 2010 increased 31 percent and the per-ton price increased 16 percent from 2009. Oil and gas royalties increased $2.2 million from 2009. Sales of timberland decreased $.4 million due to a lower average sales price per acre sold.

Total net sales in 2009 decreased $5.9 million, or 13 percent, when compared to 2008. Sales of pine sawtimber decreased $2.5 million due to a lower average sale price. Pine pulpwood sales decreased $2.5 million due to lower harvest volume and a lower average sales price per ton. Timberland sales decreased $2 million due primarily to fewer acres sold. Partially offsetting the decreases were a $.3 million increase in hardwood sawtimber revenues, a $.4 million increase in oil and gas royalty income, and a $.2 million increase in lease income.

Operating income for the Woodland’s segment for 2010 increased $1 million, or four percent, due to the items causing the increase in net sales, offset by an increase in the cost of fee timber harvested and increases in road maintenance expense on Company fee timberlands. The Woodlands segment’s operating income for 2009 was $4.4 million lower than 2008 due to the decrease in net sales, partially offset by a lower cost of timberland sold due to fewer acres sold, lower cost of fee timber harvested, and reduced silviculture expense.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	2010	2009	2008
Net sales (millions of dollars)
Lumber	$78.4	58.0	70.5
Residual products	16.2	14.5	16.6

Lumber
Finished production (MMBF)	265	230	246
Sales volume (MMBF)	271	232	255
Sales price (per MBF)	$290	250	277

Net sales in 2010 increased $23.7 million, or 31 percent, when compared to 2009. The increase was due to a 17 percent higher lumber sales volume combined with a $40, or 16 percent, higher sales price per MBF of lumber sold. The increased sales volume was due to increased operating hours to meet market demand and to improved operating efficiencies.

Total sales in 2009 decreased $15.7 million, or 17 percent, when compared to 2008. The decrease was due to lower sales volumes as Deltic reduced operating hours to meet lower market demands, compounded by a lower average lumber sales price.

The increase in the Mills segment operating income for 2010 was due to the same factors affecting sales revenues combined with lower per-unit production costs due to increased production. The Mills segment’s operating loss for 2009 was $1 million more than 2008 due to the lower average lumber sales price per MBF, which was partially offset by lower production and log costs.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	2010	2009	2008
Net sales (millions of dollars)
Residential lots	$2.3	1.0	3.0
Commercial acres	6.3	4.0	—
Speculative homes	—	.6	—

Sales volume
Residential lots	28	14	39
Commercial acres	19	18	—
Speculative homes	—	1	—
Average sales price (thousands of dollars)
Residential lots	$81	73	78
Commercial acres	334	225	—
Speculative homes	—	556	—

Total net sales for 2010 increased $2.9 million, or 22 percent, compared to 2009 due to an increase in the average per-acre sales price received on commercial acreage sold, and to a 100 percent increase in the number of residential lots sold, combined with a higher average sales price per residential lot sold.

Total net sales for 2009 increased $1.7 million, or 15 percent, compared to 2008 due to an increase in the commercial acres sold, partially offset by fewer sales of residential lots at a lower average sales price per lot.

The changes in the Real Estate segment’s operating income were due primarily to the same factors impacting net sales.

Corporate

The increase of $3.4 million in operating expense for Corporate functions in 2010 was due to higher general and administrative expenses, primarily employee incentive plan expenses, resulting from the improved financial results for the year, and increased professional fees.

The $.5 million decrease in operating expense for Corporate functions in 2009 compared to 2008 was primarily due to lower professional fees.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands segment to the Mills segment were $17.3 million in 2010, $16.9 million in 2009, and $19.3 million in 2008. The $.4 million increase during 2010 was due primarily to an increase in volume, partially offset by a slightly lower average transfer price. The $2.4 million decrease during 2009 was due primarily to a lower average transfer price. Intersegment transfer prices approximate market prices.

Equity in Del-Tin Fiber

For the year ended December 31, 2010, equity in Del-Tin Fiber recorded by the Company was $4.1 million compared to $2.2 million in 2009 and $2.3 million in 2008.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	2010	2009	2008
Net sales (millions of dollars)	$71.7	54.6	66.5
Finished production (MMSF)	128.0	99.1	115.4
Board sales (MMSF)	130.0	100.9	113.0
Sales price (per MSF)	$501	500	538

Sales volume for 2010 increased 29 percent from 2009 with only a slight change in the average per-unit sales price. The increased sales volume was mainly due to an interruption of molding imports from Chile during the first half of the year, which was caused by an earthquake on February 27, 2010.

Average prices for 2009 decreased from 2008 due to a decrease in sales of thin board, partially offset by lower raw material costs.

Interest Income/Expense

Interest expense for 2010 decreased $.1 million compared to 2009 due to lower average outstanding debt. Interest expense for 2009 decreased $1.6 million compared to 2008 due to lower interest rates.

Income Taxes

The effective income tax rate was 34 percent, 23 percent, and 18 percent in 2010, 2009, and 2008, respectively. The increase in the effective income tax rate for 2010 versus 2009 was due primarily to the expiration in 2009 of reduced tax rates on timber capital gains. The increase from 2008 to 2009 was due to no discrete tax benefit items in 2009.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $28.9 million for the year ended December 31, 2010, which compares to $16.9 million for 2009, and $10.9 million for 2008. Changes in operating working capital other than cash and cash equivalents provided cash of $2.3 million in 2010 and $1.6 million in 2009, while requiring cash of $2.7 million in 2008. The Company’s accompanying Consolidated Statements of Cash Flows and Note 17 of the Consolidated Financial Statements identify other differences between income and cash provided by operating activities for each reported year.

Capital expenditures required cash of $15.4 million in 2010, $32.7 million in 2009, and $29.3 million in 2008. Total capital expenditures, by segment, for the years ended December 31, 2010, 2009, 2008, are presented in the following table.

(Millions of dollars)	2010	2009	2008
Woodlands, including non-cash land exchanges	$6.2	25.1	11.5
Mills	5.3	3.0	6.9
Real Estate, including development expenditures	3.9	4.5	11.2
Corporate	.2	.1	.1

Total capital expenditures	15.6	32.7	29.7
Non-cash land exchange	(.2)	—	(.4)

Total capital expenditures requiring cash	$15.4	32.7	29.3

Woodlands capital expenditures included timberland acquisitions of approximately 1,300 acres at a cost of $1.6 million in 2010; 14,000 acres at a cost of $21.8 million in 2009; and 5,000 acres at a cost of $7.5 million in 2008. Reforestation site preparation and planting required $3.6 million in 2010, $2.9 million in 2009, and $3.3 million in 2008 and were the result of expansion of the Company’s planting program due to final harvests of mature stands necessitating regeneration, and to recent acquisitions of timberland. In addition, the Company spent $.6 million for construction of roads on Company fee timberlands in 2010.

The majority of capital expenditures at the Ola Mill during 2010 were maintenance related and included $.7 million for various system upgrades and replacements, $.4 million for hardsurfacing, $.3 million for new forklifts, and $.2 million for additional land at the plant site. Capital expenditures at the Waldo Mill included $1.3 million for boiler upgrades, $.7 million for log loaders and forklifts, $.4 million for hardsurfacing, $.3 million for a machine stress rated lumber grading machine, $.3 million for mill air compressors, $.4 million for kiln upgrades and carts, and $.3 million for various system upgrades and replacements.

Capital expenditures for 2009 included $.3 million for hard surfacing and $.8 million for various system upgrades and replacements at the Ola Mill and included $.4 million for the reskin of two kilns and baffle replacements, $.3 million for forklifts, $.2 million to upgrade and relocate a motor control center, and $.2 million for hard surfacing at the Waldo Mill.

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

Capital expenditures for Real Estate operations related to the cost of residential lot development totaled $.6 million in 2010, $.3 million in 2009, and $1 million in 2008. There were no land acquisitions in 2010, while land acquisitions in 2009 required $.2 million and $5.9 million in 2008. Infrastructure related cost required $.1 million in 2010 and $.2 million in 2008. Golf course renovations totaled $.4 million in 2010 and $.2 million in 2009. Expenditures for course maintenance equipment totaled $.2 million in 2010 and $.1 million in both 2009 and 2008. The Company expended $.3 million on clubhouse renovations in 2008, finalizing the clubhouse renovations begun in 2007. In 2008, at Red Oak Ridge, $.6 million was expended on construction of the speculative homes with no expenditures in 2009 or 2010.

Deltic had commitments of $.6 million for capital projects in progress at December 31, 2010. Commitments include $.4 million for the completion of various projects at the mills, and $.2 million for residential and commercial site development and amenity improvements at the Company’s real estate developments.

The net change in purchased stumpage inventory provided cash of $1.2 million in 2010, required cash of $.2 million in 2009, and provided cash of $1.2 million in 2008. Advances to Del-Tin Fiber by the Company amounted to $1.8 million, $3.8 million, and $6.5 million in 2010, 2009, and 2008, respectively. The Company received cash repayments from Del-Tin Fiber of $6.7 million in 2010, $5.3 million in 2009, and $6.2 million in 2008. Funds held by trustees to be used to acquire timberland designated as “replacement property” as required for income tax-deferred exchanges, decreased $4.1 million in 2010, and $.2 million in 2009, while increasing $3.5 million 2008. Initiation fees received from members joining Chenal Country Club are accounted for as a reduction in cost basis of the club rather than net sales, and amounted to $.4 million 2010, $.5 million in 2009, and $.7 million in 2008.

During 2010, Deltic borrowed $20.3 million under its revolving credit facility and repaid $45.9 million of debt. The Company borrowed $23.5 million under its revolving credit facility and repaid a total of $8.1 million of debt in 2009. In 2008, the Company borrowed $35 million under its revolving credit facility and repaid $28 million of debt.

There were no purchases of treasury stock in 2010, while the Company purchased 35,571 shares of treasury stock in 2009 for $1.1 million, and 129,996 shares of treasury stock in 2008 for $6.2 million. Cash required to pay common stock dividends totaled $3.7 million in 2010, 2009, and 2008. Proceeds from stock option exercises amounted to $.6 million, $1 million, and $3.4 million, in 2010, 2009, and 2008, respectively. Costs of $.3 million in 2010, $.4 million in 2009, and $.6 million in 2008 were paid for commitment fees related to Deltic’s revolving credit facility. Tax benefits from exercises of stock-based compensation were $.2 million in 2010 and $1 million in 2008, while there were no benefits in 2009.

Financial Condition

Working capital at year-end totaled $2.5 million in 2010 and $5.4 million in 2009. Deltic’s working capital ratio at December 31, 2010, was 1.16 to 1 compared to 1.41 to 1 at the end of 2009. Cash and cash equivalents at the end of 2010 were $3.8 million compared to $4.8 million at the end of 2009. The total indebtedness of the Company at December 31, 2010 decreased to $66.7 million from $92.3 million at December 31, 2009. Deltic’s long-term debt to stockholders’ equity ratio was .285 to 1 at December 31, 2010, compared to .422 to 1 at the end of 2009.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, expanding lumber production as market conditions allow, and developing residential and/or commercial properties at Chenal Valley and Red Oak Ridge.

To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured and committed revolving credit facility. As of December 31, 2010, this facility totaled $300 million, inclusive of a $50 million letter of credit feature, with $275.5 million available. The agreement was scheduled to expire on September 9, 2012, but Deltic amended and extended this credit facility during the first quarter of 2011. The amended facility totals $297.5 million and will mature September 9, 2015. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 9 to the consolidated financial statements.)

The table below sets forth the covenants in the credit facility and the status with respect to these covenants as of December 31, 2010 and 2009.

	Covenants Requirements	Actual Ratios at Dec. 31, 2010	Actual Ratios at Dec. 31, 2009
Leverage ratio should be less than:[1]	.65 to 1	.263 to 1	.332 to 1

Fixed charge coverage ratio should be greater than:[2,3]	2.5 to 1	6.50 to 1	5.14 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[4]	n/a	33.57%	45.00%

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

[3]	The fixed charge coverage ratio was eliminated in the amended credit facility for periods after February 4, 2011.

[4]

Timber market value must be greater than 175% of total debt (as defined in (1) above.) The timber market value is calculated by multiplying the average price received for sales of timber for the preceding four quarters by current quarter’s ending inventory of timber. This covenant is applied at the end of the quarter on a rolling four quarter basis.

Based on management’s current operating projections, the Company believes it will remain in compliance with the debt covenants and have sufficient liquidity to finance operations and pay all obligations.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of December 31, 2010, the Company had expended $14.6 million under this program, with the purchase of 370,530 shares at an average cost of $39.28 per share; 35,571 shares were purchased in 2009, 129,996 shares were purchased in 2008, 101,914 shares were purchased under this program in 2007, and seven shares in 2006. There were no shares purchased in 2010. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber, through an agreement with multiple lending institutions, refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with this refinancing. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($14.5 million at December 31, 2010) of Del-Tin Fiber’s obligations under its credit agreement. Deltic considers the status of the payment/performance risk of this guarantee to be low based on the length of time remaining on the bond issue.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way, or which would cause the 2010 reported plan information not to be necessarily indicative of future operating performance or future financial condition. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 15 to the consolidated financial statements.)

As of December 31, 2010, the Company is not involved in any unconsolidated special purpose entity transactions.

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2011	2012 to 2013	2014 to 2015	After 2015
Contractual cash payment obligations
Real estate development committed capital cost	$3.5	.2	2.6	.7	—
Mills committed capital cost	.4	.4	—	—	—
Long-term debt	66.7	1.1	25.6	—	40.0
Interest on debt[1]	15.0	2.8	5.0	4.8	2.4
Retirement plans	15.9	1.3	2.7	3.0	8.9
Other postretirement benefits	5.3	.4	.8	1.0	3.1
Other liabilities	5.9	4.6	1.1	.2	—
Unrecognized tax benefits	3.0	1.2	.6	1.2	—

	$115.7	12.0	38.4	10.9	54.4

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$14.8	—	14.8	—	—
Timber cutting agreements	.2	.1	.1	—	—
Letters of credit	.7	.1	.2	.3	.1

	$15.7	.2	15.1	.3	.1

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Other Matters

Impact of Inflation – General inflation has not had a significant effect on the Company’s operating results during the three years ended December 31, 2010. The Company’s timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy, new and existing housing inventories, lending restrictions, and long-term interest rates, specifically as such may manifest themselves in the central Arkansas region.

Market Risk – Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended December 31, 2010. Deltic held various financial instruments at December 31, 2010 and 2009, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from contractual debt guarantees and letters of credit issued for the benefit of Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to the previous tabular summary of the Company’s other commercial commitment expirations and to Note 13 to the consolidated financial statements.)

Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments’ fair value, but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company’s long-term debt, including current maturities, and letters of credit at December 31, 2010 were $70 million, and $.7 million, respectively.

A one percentage-point increase in prevailing interest rates would result in decreases in the estimated fair value of long-term debt by $2 million, while the fair value of contractual guarantees and the Company’s letters of credit would be unchanged. Fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities.

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

1)	Investment in Real Estate Held for Development and Sale — Real estate held for development and sale is stated at the lower of cost or fair market value, and includes direct costs of land, land development, and indirect costs, including amenities. Indirect and amenity costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated on a specific neighborhood basis, while indirect costs for the Company’s three development areas — Chenal Valley, Chenal Downs, and Red Oak Ridge — are allocated to neighborhoods over the entire respective development area based on relative retail values. Management makes the determination of future indirect development costs and the potential future retail value and in so doing considers, among other factors, the cost projections for its development plans provided by independent professional engineering consultants and retail values as provided by independent appraisers.

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

Deltic’s investment in real estate held for development and sale primarily consists of residential lots, commercial tracts, and undeveloped acreage marketed to others for further development. Deltic periodically evaluates its holdings for indications of conditions that would lead to an impairment analysis as required by accounting for subsequent measurement of property, plant, and equipment. Our investment in real estate is mainly comprised of former legacy timberland and thus has a low cost basis. Margins on Deltic’s residential real estate average 43%, while commercial real estate margins are 83%. The central Arkansas area, where Deltic’s developments are located has one of the more stable housing markets in the country; therefore, Deltic has not and does not plan to reduce the current pricing structure for its real estate. Based on these factors, the Company does not foresee impairment losses in its real estate held for development or sale.

2)	Investment in Del-Tin Fiber — Investment in Del-Tin Fiber LLC (“Del-Tin Fiber”), a 50 percent-owned limited liability company, is accounted for under the equity method. The Company’s carrying value for its investment in Del-Tin Fiber is evaluated for possible impairment, as applicable under the requirements of equity method accounting for investments in partnerships, unincorporated joint ventures, and limited liability companies. This evaluation as of December 31, 2002, based on the intent of the Company’s Board of Directors to exit the business, resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of the investment was written off, to zero, for the 2002 Consolidated Balance Sheet. On December 11, 2003, the Company’s Board of Directors revised its intent in regard to selling Deltic’s interest in the joint venture. The resulting evaluation of fair value for the related investment indicated that fair value exceeded carrying value, which was zero as of December 31, 2003, and the Company resumed recording its equity share of the operating results of Del-Tin Fiber. Likewise, cash advances to the joint venture are recorded as increases in the Company’s investment in the facility, while cash distributions received from the joint venture are reflected as reductions in its investment.

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

The Company classifies its timberlands and fee timber as either strategic or non-strategic. Strategic timberland including pine forest and pine plantations are prime pine sawtimber growing platforms located within or immediately adjacent to the Company sawmills’ operating regions. Deltic manages these acres using modern silviculture methods to achieve optimal volume and quality of its pine sawtimber. The Company harvests sawtimber and pulpwood in accordance with its harvest plans and generally converts sawtimber into lumber in its own sawmills and sells pulpwood in the market. Upon harvest, strategic timberlands are reforested. The Company’s timberland acquisition program is focused on the acquisition of timberland in its current operating regions. The Company considers the acquisition and the occasional sale of strategic timberlands as investing activities. The Company has legacy hardwood and other acreage which either cannot be harvested for conversion in Company sawmills, reforested as pine plantations, managed efficiently using modern silviculture methods due to the size of the tract or proximity to other Deltic fee timberlands, or all three. These legacy timberlands have been identified as non-strategic and or higher and better use timberlands and are expected to be sold over time. The Woodlands segment manages an annual program to sell a portion of these non-strategic timberlands and or harvest hardwoods for the sale to third parties. The Company considers this program as an operating activity of its Woodlands segment.

In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, the Company enters into like-kind exchange (“LKE”) tax-deferred transactions. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to Deltic by the intermediary and are reclassified as available cash and applicable income taxes are determined. Amounts deposited with a third party towards the potential future purchase of property are included in other investments and non-current receivables in the consolidated balance sheets and as an investing activity shown as funds held by trustee in the consolidated statements of cash flow. At December 31, 2010, there were no funds held by the LKE trustee while at December 31, 2009, $4.1 million of land sale proceeds were deposited with a LKE intermediary. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, Deltic includes the assets held by the exchange accommodation titleholder in timber and timberlands assets on the consolidated balance sheet and recognizes any income or expense attributed to the property in the consolidated income statement.

The key components of the Timber and Timberlands policy are: (1) management’s decision to maintain separate timber cost pools for each legal entity within the Deltic consolidated group and (2) the required estimation of timber inventory volume, by species, for each of these companies in order to calculate the cost of fee timber harvested per ton. Management has elected to maintain a separate cost pool for the timber owned by each company, thus resulting in a different cost per ton for fee timber harvested for each. The mix of harvest by company for any period can significantly affect the amount of cost of fee timber harvested expense reported. Per-ton costs for 2010 ranged from $2.19 to $32.75 per ton for pine sawtimber. Had the Company opted to use a composite depletion rate, cost of pine sawtimber harvested would have been $.3 million less in 2010, $.3 million more in 2009, and $.3 million less in 2008, ($.2 million, $.2 million, and $.2 million, respectively, net of applicable income taxes) than as reported due to the mix of harvest by company during the year. In determining these rates, management must estimate the volume of timber existing on its timberlands. To estimate these fee timber inventories, the Company relies on its experienced forestry personnel and their use of statistical information and data obtained by actual physical measurements and other information gathering techniques. The recognized cost of fee timber harvested is impacted by the accuracy of this volume estimation. (For additional information about the Company’s timber and timberlands, refer to Note 5 to the consolidated financial statements.)

Assets used in the Woodlands segment shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The recoverability test is based on undiscounted future cash flows over the expected life of the asset. Impairment recognition and measurement would occur at the lowest level for which we have identifiable cash flows. At December 31, 2010, the composite basis in fee timber is $7 per ton assuming no future growth. Gross margin on pine sawtimber for 2010, when the average sales price was $27 per ton, was 78%. A harvest cycle, (which ranges between 20 and 35 years) would be used to evaluate the recoverability of our timber and timberlands. Due to the long life and low basis, the Company does not expect to incur impairment loss in the future for its timber and timberland assets.

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

5)	Share-Based Compensation — The Company uses fair value recognition provisions for share-based payment transactions. Under the fair value recognition provisions, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. For the valuation of stock options, Deltic uses a binomial model to estimate fair value. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant. For restricted stock performance units, the Monte Carlo simulation is used to estimate fair value. The Company recognizes compensation cost on a straight-line basis over the requisite service period.

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

The Company uses historical volatility over the ten-year trading life of its stock to determine volatility assumptions. Risk-free interest rates are based on historical rates and forward-looking factors. The expected dividend yield is based on the Company’s average dividend yield from 2006 to 2009. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors. The expected option term is based on the term of the option and historical exercise, and expiration experience.

Assumptions for the 2010, 2009, and 2008 valuation of stock options and restricted stock performance units consisted of the following:

	2010	2009	2008
Weighted expected volatility	34.57%	32.05%	29.86%
Dividend yield	0.61%	0.63%	0.63%
Expected term of options (in years)	6.27	6.27	6.27
Risk-free interest rate – stock options	3.92%	2.60%	3.67%
Risk-free interest rate – restricted stock performance units	2.13%	1.47%	2.62%

6)	Revenue Recognition — The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue from the sale of lumber and wood by-products is recorded at the time of shipment due to terms of such sale being designated free on board (“f.o.b.”) shipping point. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested. Such intersegment sales, which are made at prices which generally approximate market, are eliminated in the consolidated financial statements. Revenue from timberland and real estate sales is recorded at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing. When oil and gas lease rental agreements are signed and the amounts are received, they are recorded as either short-term or long-term deferred revenue and the revenue is recognized on a straight-line basis over the term of the lease. The Company’s share of gross oil and gas royalties are recorded as revenues when received and any related severance tax or other deductions are included in operating expenses.

7)	Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are expected to be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance when it is established that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.

The key management decisions related to income taxes are: (1) the determination of current taxability of transactions, (2) the election to capitalize or expense costs incurred, (3) the decision regarding the appropriate depreciation method for income tax purposes (these three factors ultimately affect the Company’s cash flows for income taxes paid and determine the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities), and (4) management’s estimation of the appropriateness of valuation allowances to reduce any deferred tax assets that exist. Deltic’s management periodically evaluates the Company’s ability to realize future benefit of deferred tax assets by reviewing the expected turnaround of deferred tax liabilities and the amount of future taxable income and by evaluating tax planning strategies that could possibly be implemented to realize deferred tax assets.

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

Related-Party Transactions

The Company has committed to provide to Del-Tin Fiber a portion of the plant’s fiber and wood supply at market prices. This arrangement benefits Del-Tin Fiber by ensuring a portion of its raw material needs while providing the Company with a purchaser of residual by-products produced by its lumber mills, if needed. The price that Deltic receives for these transactions is a negotiated market price. During 2010, 2009, and 2008, Deltic sold Del-Tin Fiber approximately $4.4 million, $4.5 million, and $4.6 million each year, respectively, of these residual by-products.

Impact of Recent Accounting Pronouncements

(For information regarding the impact of recent accounting pronouncements, refer to the related section in Note 1 to the consolidated financial statements.)

Environmental Matters

Deltic is committed to protecting the environment and has certain standards with which it must comply based on federal, state, and local laws for the protection of the environment. Costs of compliance through 2010 have not been material, and the Company’s management currently has no reason to believe that such costs will become material for the foreseeable future.

Contingencies

The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

Outlook

Pine sawtimber harvested from Deltic’s fee lands in 2011 is projected to be 550,000 to 600,000 tons. Finished lumber production and resulting sales volumes are projected at 240 to 280 million feet for 2011; however, these volumes are dependent upon market conditions. Deltic anticipates that closings for residential lots will be 25 to 50 lots for the year of 2011, barring further declines in economic growth or residential construction activity. The Company plans to continue recognizing its share of equity in the financial results of Del-Tin Fiber.

The Company’s capital expenditures budget for the year of 2011 was prepared in the fall of 2010 and provides for expenditures totaling $25.3 million. The Woodlands capital budget of $11.2 million includes $5.0 million for timberland acquisitions, which will be dependent on the availability of acreage at prices that meet the Company’s criteria for timber stocking, growth potential, site index, and location. The capital budget includes $5 million for reforestation, site preparation, and planting. During 2011, various sawmill projects are expected to require $5.9 million. The capital budget for Real Estate operations of $7.6 million includes expenditures for residential lot development of $3.2 million and for commercial real estate development of $1.2 million, and will depend upon the current demand for residential lots and commercial acreage. In addition, the Real Estate segment is budgeted to spend $2.2 million for various infrastructure and improvement district assessments, and $1 million on other amenity improvements. Capital and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company’s estimated cash flows from operations, borrowings, or repayments under credit facilities, or general economic conditions.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2010 and 2009

(Thousands of dollars)

	2010	2009
Assets
Current assets
Cash and cash equivalents	$3,831	4,783
Trade accounts receivable – net	4,604	4,888
Other receivables	98	86
Inventories	6,061	5,917
Prepaid expenses and other current assets	3,593	2,842

Total current assets	18,187	18,516

Investment in real estate held for development and sale	56,101	56,096
Investment in Del-Tin Fiber	8,249	9,104
Other investments and noncurrent receivables	479	4,882
Timber and timberlands – net	226,090	228,893
Property, plant, and equipment – net	32,557	33,886
Deferred charges and other assets	1,610	826

Total assets	$343,273	352,203

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,111	1,111
Trade accounts payable	2,395	2,824
Accrued taxes other than income taxes	1,986	1,824
Income taxes payable	13	362
Deferred revenues and other accrued liabilities	10,162	6,981

Total current liabilities	15,667	13,102

Long-term debt	65,611	91,222
Deferred tax liabilities – net	5,345	5,448
Other noncurrent liabilities	26,639	26,132
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock- $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	79,081	78,290
Retained earnings	164,286	155,638
Treasury stock	(10,758)	(12,548)
Accumulated other comprehensive loss	(2,726)	(5,209)

Total stockholders’ equity	230,011	216,299

Total liabilities and stockholders’ equity	$343,273	352,203

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2010, 2009, and 2008

(Thousands of dollars, except per share amounts)

	2010	2009	2008
Net sales	$141,623	112,012	129,524

Costs and expenses
Cost of sales	93,405	79,947	93,956
Depreciation, amortization, and cost of fee timber harvested	13,235	12,617	14,023
General and administrative expenses	17,074	13,578	14,040

Total costs and expenses	123,714	106,142	122,019

Operating income	17,909	5,870	7,505

Equity in earnings of Del-Tin Fiber	4,058	2,216	2,277
Interest income	157	121	299
Interest and other debt expense	(3,528)	(3,647)	(5,179)
Interest capitalized	75	146	480
Other income/(expense)	54	54	(10)

Income before income taxes	18,725	4,760	5,372

Income taxes	(6,328)	(1,072)	(988)

Net income	$12,397	3,688	4,384

Earnings per common share
Basic	$.99	.30	.35
Assuming dilution	.99	.30	.35

Dividends declared per common share	$.30	.30	.30

Weighted average common shares outstanding (thousands)
Basic	12,364	12,317	12,335
Diluted	12,460	12,417	12,475

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2010, 2009, and 2008

(Thousands of dollars)

	2010	2009	2008
Operating activities
Net income	$12,397	3,688	4,384
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	13,235	12,617	14,023
Stock-based compensation expense	1,696	1,705	1,669
Deferred income taxes	(2,667)	(345)	778
Real estate development expenditures	(3,471)	(4,304)	(10,793)
Real estate costs recovered upon sale	2,778	2,051	1,899
Timberland costs recovered upon sale	1,712	1,654	2,473
Equity in earnings of Del-Tin Fiber	(4,058)	(2,216)	(2,277)
Net increase in provisions for pension and other postretirement benefits	1,015	1,268	89
Decrease/(increase) in operating working capital other than cash and cash equivalents	2,265	1,559	(2,684)
Other changes in assets and liabilities	3,996	(763)	1,329

Net cash provided by operating activities	28,898	16,914	10,890

Investing activities
Capital expenditures requiring cash, excluding real estate development	(11,957)	(28,365)	(18,474)
Net change in purchased stumpage inventory	1,151	(172)	1,181
Advances to Del-Tin Fiber	(1,807)	(3,789)	(6,524)
Repayments from Del-Tin Fiber	6,720	5,345	6,167
Net change in funds held by trustee	4,107	189	(3,491)
Other – net	922	1,020	1,156

Net cash required by investing activities	(864)	(25,772)	(19,985)

Financing activities
Proceeds from borrowings	20,300	23,500	35,000
Repayments of notes payable and long-term debt	(45,911)	(8,111)	(28,056)
Treasury stock purchases	(26)	(1,112)	(6,180)
Common stock dividends paid	(3,749)	(3,733)	(3,733)
Proceeds from stock option exercises	586	1,034	3,388
Excess tax benefits from stock-based compensation exercises	161	14	995
Other – net	(347)	(364)	(579)

Net cash provided/(required) by financing activities	(28,986)	11,228	835

Net increase/(decrease) in cash and cash equivalents	(952)	2,370	(8,260)
Cash and cash equivalents at beginning of year	4,783	2,413	10,673

Cash and cash equivalents at end of year	$3,831	4,783	2,413

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2010, 2009, and 2008

(Thousands of dollars)

	2010	2009	2008
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, no shares issued at end of each year	$—	—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of each year	128	128	128

Capital in excess of par value
Balance at beginning of year	78,290	78,660	76,637
Exercise of stock options	(64)	(119)	409
Stock based compensation expense	1,696	1,705	1,669
Restricted stock awards	(1,540)	(1,859)	(1,214)
Tax effect on stock awards	325	(146)	1,132
Restricted stock forfeitures	374	49	27

Balance at end of year	79,081	78,290	78,660

Retained earnings
Balance at beginning of year	155,638	155,683	155,299
Net income	12,397	3,688	4,384
Common stock dividends declared, $.30 per share	(3,749)	(3,733)	(3,733)
Postretirement benefits, measurement date transition, net of tax	—	—	(267)

Balance at end of year	164,286	155,638	155,683

Treasury stock
Balance at beginning of year – 363,208; 412,177; and 425,662 shares, respectively	(12,548)	(14,400)	(12,385)
Shares purchased – 606; 35,571; and 129,996, respectively	(26)	(1,112)	(6,180)
Forfeited restricted stock – 8,317; 1,200; and 500 shares, respectively	(374)	(49)	(28)
Shares issued for incentive plans – 63,285; 85,740; and 143,981 shares, respectively	2,190	3,013	4,193

Balance at end of year – 308,846; 363,208; and 412,177 shares, respectively, at cost	(10,758)	(12,548)	(14,400)

Accumulated other comprehensive loss
Balance at beginning of year	(5,209)	(6,907)	(1,593)
Net change in other comprehensive income/(loss), net of income taxes	2,483	1,698	(5,299)
Postretirement benefits, measurement date transition, net of tax	—	—	(15)

Balance at end of year	(2,726)	(5,209)	(6,907)

Total stockholders’ equity	$230,011	216,299	213,164

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income/(Loss)

For the Years Ended December 31, 2010, 2009, and 2008

(Thousands of dollars)

	2010	2009	2008
Net income	$12,397	3,688	4,384

Other comprehensive income/(loss)
Items related to employee benefit plans:
Actuarial gain/(loss) arising during period	694	(44)	(2,368)
Gain/(loss) on plan assets	3,070	2,254	(6,260)
Reclassification adjustment for gains/(losses)
Included in net income:
Amortization of prior service cost	7	51	51
Amortization of actuarial gains	513	731	57
Amortization of plan amendment	(199)	(199)	(199)
Income tax expense/(benefit) related to items of other comprehensive income	(1,602)	(1,095)	3,420

Net change in other comprehensive income/(loss)	2,483	1,698	(5,299)

Comprehensive income/(loss)	$14,880	5,386	(915)

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 1 – Significant Accounting Policies

Description of Business — Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 445,800 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas and at Waldo in south Arkansas. In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber, L.L.C., a joint venture to manufacture and market medium density fiberboard (“MDF”).

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

Principles of Consolidation — The consolidated financial statements of Deltic Timber Corporation include the accounts of Deltic, all majority-owned subsidiaries, and any variable interest entities of which it is the primary beneficiary. Equity investments and joint ventures are accounted for under the equity method if it is determined that the Company does not have control of the entity. Significant intercompany transactions and accounts have been eliminated.

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

Accounts Receivable and allowance for bad debt — The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. The allowance is based upon review of specific receivables outstanding and considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. In the consolidated statements of income, bad debt expense is included in cost of sales. Charges to bad debt expense were not material in 2010, 2009, or 2008. At December 31, 2010 and 2009, the balance in the allowance account was $72,000 and $68,000, respectively.

Inventories — Inventories of logs, lumber, and supplies are stated at the lower of cost or market within Deltic’s operating areas, primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead. (For additional information, see Note 2 – Inventories.)

Investment in Real Estate Held for Development and Sale — Real estate held for development and sale is stated at the lower of cost or fair market value, and includes direct costs of land and land development and indirect costs, including amenities. Indirect and amenity costs are allocated to individual lots or acreage sold based on relative retail sales value. Direct costs are allocated

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 1 – Significant Accounting Policies (cont.)

on a specific neighborhood basis, while indirect costs for the Company’s three development areas — Chenal Valley, Chenal Downs, and Red Oak Ridge — are allocated to neighborhoods over the entire respective development area based on relative retail sales values.

Investment in Del-Tin Fiber — Investment in Del-Tin Fiber LLC (“Del-Tin Fiber”), a 50 percent-owned limited liability company, is accounted for using the equity method and evaluated for possible impairment, as applicable under the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 323, Investments – Equity Method and Joint Ventures. Management has determined there is no control by either 50 percent owner and therefore, account for Del-Tin fiber under the equity method. Cash advances to the joint venture are recorded as increases in the Company’s investment carrying value, while cash repayments received from the joint venture result in reductions in investment carrying value. (For additional information, see Note 4 – Investment in Del-Tin Fiber.)

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

The Company classifies its timberlands and fee timber as either strategic or non-strategic. Strategic timberland including pine forest and pine plantations are prime pine sawtimber growing platforms located within or immediately adjacent to the Company sawmills’ operating regions. Deltic manages these acres using modern silviculture methods to achieve optimal volume and quality of its pine sawtimber. The Company harvests sawtimber and pulpwood in accordance with its harvest plans and generally converts sawtimber into lumber in its own sawmills and sells pulpwood in the market. Upon harvest, strategic timberlands are reforested. The Company’s timberland acquisition program is focused on the acquisition of timberland in its current operating regions. The Company considers the acquisition and the occasional sale of strategic timberlands as investing activities. The Company has legacy hardwood and other acreage which can not be either harvested for conversion in Company sawmills, reforested as pine plantations, managed efficiently using modern silviculture methods due to the size of the tract or proximity to other Deltic fee timberlands, or all three. These legacy timberlands have been identified as non-strategic and or higher and better use timberlands and are expected to be sold over time. The Woodlands segment manages an annual program to sell a portion of these non-strategic timberlands and or harvest hardwoods for the sale to third parties. The Company considers this program as an operating activity of its Woodlands segment.

In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, the Company enters into like-kind exchange (“LKE”) tax-deferred transactions. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to Deltic by

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 1 – Significant Accounting Policies (cont.)

the intermediary and are reclassified as available cash and applicable income taxes are determined. Amounts deposited with a third party towards the potential future purchase of property are included in other investments and non-current receivables in the consolidated balance sheets and as an investing activity as changes in funds held by trustee in the consolidated statements of cash flows. At December 31, 2010 and 2009, the Company had none and $4.1 million, respectively, of proceeds from land sales deposited with a LKE intermediary. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, Deltic includes the assets held by the exchange accommodation titleholder in timber and timberlands assets on the consolidated balance sheet and recognizes any income or expense attributed to the property in the consolidated income statement.

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

Revenue from the leasing of land for hunting purposes is deferred when received and subsequently recognized over the one-year lease term, which begins September 1. At December 31, 2010 and 2009, the Company had deferred hunting lease revenue totaling $1,419,000 and $1,341,000, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities. Revenue from mineral lease rental payments is deferred when received and recognized ratably over the lease term. Mineral royalty payments are recognized when received. At December 31, 2010 and 2009, the Company had deferred mineral lease revenue of $6,026,000 and $3,314,000, respectively, of which $3,765,000 and $1,494,000 is included in other noncurrent liabilities for 2010 and 2009, respectively and $2,261,000 and $1,820,000 is included in other current liabilities, respectively. Revenue from sales of timberland and real estate is recorded when the sale is closed and legal title is transferred and the buyer’s initial and continuing investment is adequate, which is generally at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 1 – Significant Accounting Policies (cont.)

Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are expected to be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date. The Company continuously reviews state and federal tax returns for uncertain tax provisions. Tax benefits are recorded if it is more-likely-than-not that the positions will be sustained upon examination by the taxing authorities and liabilities are recorded if it is deemed less likely that the position taken would prevail. These liabilities are adjusted in the period in which it is determined that the issue is settled with the relevant taxing authority, the expiration of statute of limitation for a tax year in question, a change in tax laws, or other facts become known.

Property Taxes — Property taxes applicable to the Company’s assets are estimated and accrued in the period of assessment. At December 31, 2010 and 2009, the Company had accrued property tax expense totaling $1,775,000 and $1,649,000, respectively, reflected in the consolidated balance sheets in accrued taxes other than income taxes.

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

December 31, 2010

Note 1 – Significant Accounting Policies (cont.)

an adjustment to retained earnings on December 31, 2008. The impact of this adjustment was a $267,000 reduction to retained earnings, net of taxes and a $15,000 reduction to accumulated other comprehensive loss, net of tax. (For additional information, see Note 15 – Employee and Retiree Benefit Plans.)

Advertising Costs — Advertising costs, primarily related to marketing efforts for the Company’s real estate developments, are expensed as incurred. These costs amounted to $982,000 in 2010, $987,000 in 2009, and $1,198,000 in 2008, and are reflected in the consolidated statements of income.

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

Earnings per Common Share — Basic earnings per share is computed using the two-class method and is based on earnings available to common shareholders less accrued preferred dividends, if any and the weighted average number of common shares outstanding. The diluted earnings per share amounts are computed based on earnings available to common shareholders and the weighted average number of common shares outstanding, including shares assumed to be issued under the Company’s stock incentive plans using the treasury-stock method, unless anti-dilutive. (For a reconciliation of amounts used in per share computations, see Note 18 – Earnings per Share.)

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

Out-of-period adjustment – In the fourth quarter of 2010, the Company recorded an income tax benefit of $420,000, due to the recognition of out-of-period tax adjustments arising from periods prior to 2001. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the prior periods’ financial statements or to the current year. This item had no impact on cash flows for any period presented. (For additional information, see Note 11 – Income Taxes.)

Effect of recently issued Authoritative Accounting Guidance — Financial Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” was effective January 1, 2010, for the Company and requires the disclosure of detailed information about valuation techniques, inputs used in determining fair value, and transfers into and out of Level 1 and Level 2 of the fair

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 1 – Significant Accounting Policies (cont.)

value hierarchy. It also clarifies the existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value and amends guidance on employers’ disclosures about postretirement benefit plan assets to require disclosures be provided by asset class instead of major categories of assets. The guidance pertains only to disclosures related to fair value measurements.

Subsequent events — The Company has evaluated subsequent events through the date the financial statements were issued.

Note 2 – Inventories

Inventories at December 31 consisted of the following:

(Thousands of dollars)	2010	2009
Logs	$2,132	1,367
Lumber	3,562	4,211
Materials and supplies	367	339

	$6,061	5,917

The Company utilizes the lower of cost or market basis for determining inventory-carrying values. Lumber inventory amounts at December 31, 2010 and 2009 are stated at lower of cost or net realizable value.

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31 consisted of the following:

(Thousands of dollars)	2010	2009
Short-term deferred tax assets	$2,265	1,989
Refundable income taxes	809	353
Prepaid expenses	219	216
Other current assets	300	284

	$3,593	2,842

Note 4 – Investment in Del-Tin Fiber

Deltic owns 50 percent of the membership of Del-Tin Fiber, which operates a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas.

At December 31, 2010 and 2009, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $15,730,000 and $16,580,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 4 – Investment in Del-Tin Fiber (cont.)

December 31, 2002, which was not recorded by Del-Tin Fiber. The equity in earnings of Del-Tin Fiber recognized by the Company exceeds its ownership percentage of Del-Tin’s earnings because the difference in basis between the Company and Del-Tin Fiber is being adjusted to account for Del-Tin Fiber’s operating results as if it were a consolidated subsidiary.

Cumulative net losses for Del-Tin Fiber have amounted to $74,958,000, of which $37,479,000 is the Company’s share. As of December 31, 2010, the Company’s total contributions to Del-Tin Fiber, net of repayments are $61,458,000. During 2010 and 2009, net repayments of $4,913,000 and $1,556,000, respectively, were received from Del-Tin Fiber. In 2008, net contributions of $357,000 were made to Del-Tin Fiber.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber, which included both a five-year term loan and a long-term bond obligation. In connection with the bond obligation, Del-Tin Fiber has issued a letter of credit in support of the bond obligation and both Deltic and the other joint venture partner agreed to guarantee Del-Tin Fiber’s performance under the letter of credit at inception. The Company’s guarantee under the letter of credit expires on August 31, 2011. In connection with the issuance of Deltic’s original guarantee of the letter of credit, the fair value of the guarantee of the bonds was determined to be de minimus. In reviewing the payment/performance risk associated with this guarantee, Deltic continues to consider the risk minimal based on Del-Tin’s balance sheet, past performance, and length of time remaining on the guarantee.

Under the operating agreement, Del-Tin Fiber’s employees operate the plant. Deltic negotiates annually to provide a portion of the plant’s fiber and wood fuel supply at market prices. During 2010, 2009, and 2008, Deltic sold to Del-Tin Fiber approximately $4,449,000, $4,457,000, and $4,593,000, respectively, of these lumber manufacturing by-products. As of December 31, 2010 and 2009, the Company had receivables from Del-Tin Fiber of $158,000 and $156,000, respectively.

Del-Tin Fiber’s Condensed Balance Sheet Information as of January 1, 2011 and January 2, 2010, and results of operations for each of the years in the three-year period ended January 1, 2011, consisted of the following:

(Thousands of dollars)	2010	2009
Condensed Balance Sheet Information
Current assets	$7,382	7,396
Property, plant, and equipment – net	72,686	75,438
Other noncurrent assets	23	63

Total assets	$80,091	82,897

Current liabilities	$3,133	2,528
Long-term debt	29,000	29,000
Members’ capital	47,958	51,369

Total liabilities and members’ capital	$80,091	82,897

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 4 – Investment in Del-Tin Fiber (cont.)

(Thousands of dollars)	2010	2009	2008
Condensed Income Statement Information
Net sales	$71,679	54,573	66,474

Costs and expenses
Cost of sales	56,496	43,826	53,997
Depreciation	5,261	4,465	5,160
General and administrative expenses	2,418	2,078	2,289
Loss on asset disposition	297	90	29

Total costs and expenses	64,472	50,459	61,475

Operating income	7,207	4,114	4,999
Interest income	—	—	11
Interest and other debt expense	(790)	(1,124)	(1,988)
Other income	—	125	—

Net income	$6,417	3,115	3,022

Note 5 – Timber and Timberlands

Timber and timberlands at December 31 consisted of the following:

(Thousands of dollars)	2010	2009
Purchased stumpage inventory	$1,298	2,449
Timberlands	92,472	92,032
Fee timber	228,813	224,002
Logging facilities	2,554	2,301

	325,137	320,784

Less accumulated cost of fee timber harvested and facilities depreciation	(99,859)	(94,096)

Strategic timber and timberlands	225,278	226,688
Non-strategic timber and timberlands	812	2,205

	$226,090	228,893

In 1999, the Company initiated a program to identify non-strategic timberlands for possible sale. Approximately 1,900 and 6,000 acres of non-strategic timberlands were available for sale at December 31, 2010 and 2009, respectively. Included in the Woodlands operating income are gains from sales of non-strategic timberland of $4,782,000, $5,197,000, and $6,198,000 in 2010, 2009, and 2008, respectively. Occasionally Deltic engages in land-for-land exchanges that are recorded as sales due to the nature of the land involved. Gains were recognized from non-monetary land exchanges of $71,000 in 2010, $23,000 in 2009, and $296,000 in 2008.

Cost of fee timber harvested amounted to $5,763,000, $4,613,000, and $5,798,000 in 2010, 2009, and 2008, respectively. Depreciation of logging facilities was $79,000, $61,000, and $48,000 for the years 2010, 2009, and 2008, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at December 31 consisted of the following:

(Thousands of dollars)	Range of Useful Lives	2010	2009
Land	N/A	$125	125
Land improvements	10-20 years	6,107	5,463
Buildings and structures	10-20 years	12,522	11,056
Machinery and equipment	3-15 years	98,039	94,993

		116,793	111,637
Less accumulated depreciation		(84,236)	(77,751)

		$32,557	33,886

Depreciation of property, plant, and equipment charged to operations was $7,392,000, $7,943,000, and $8,177,000 in 2010, 2009, and 2008, respectively. Gains/(losses) on disposals or retirements of assets included in operating income were $74,000, $45,000, and $(64,000) in 2010, 2009, and 2008, respectively.

Note 7 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at December 31 consisted of the following:

(Thousands of dollars)	2010	2009
Deferred revenues – current	$4,176	3,614
Vacation accrual	965	938
Deferred compensation	3,772	1,054
All other current liabilities	1,249	1,375

	$10,162	6,981

Note 8 – Other Noncurrent Liabilities

Other noncurrent liabilities at December 31 consisted of the following:

(Thousands of dollars)	2010	2009_
Accumulated postretirement benefit obligation	$8,989	8,355
Excess retirement plan	3,139	3,729
Accrued pension liability	5,622	8,877
Deferred revenue – long-term portion	3,765	1,494
Uncertain tax positions liability	3,011	1,895
All other noncurrent payables	2,113	1,782

	$26,639	26,132

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 9 – Credit Facilities

The Company has an agreement with SunTrust Bank together with other banks, which provide an unsecured and committed revolving credit facility totaling $300,000,000, which includes a $50,000,000 letter of credit feature and expires on September 9, 2012. At December 31, 2010 and 2009, $24,500,000 and $49,000,000, respectively, was outstanding and included in long-term debt. As of December 31, 2010 and 2009, $275,500,000 and $251,000,000, respectively, were available in excess of all borrowings outstanding under or supported by the respective facilities. No letters of credit supported by the facility were present at December 31, 2010 and 2009. Borrowings under the current agreement bear interest at a base rate or an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company’s total debt to capital ratio. The agreement contains certain restrictive financial covenants, including a leverage ratio of no greater than .65 to 1.0, minimum timber market value greater than 175 percent of outstanding total senior indebtedness, a fixed charge ratio coverage, and limitations on the incurrence of debt. Fees associated with the current revolving credit facility include a commitment fee of .10 to ..25 percent per annum on the unused portion of the committed amount. The unamortized prior costs and the 2007 amendment fees related to the securing of the current facility totaled $886,000, which were deferred and are being amortized as additional interest expense over the term of the agreement.

The Company may also borrow up to $1,000,000 under a short-term credit facility with BancorpSouth. The agreement expires December 31, 2011, with annual renewal. The amount available to the Company under this facility is reduced by any borrowings by the Company. As of December 31, 2010 and 2009, Deltic had no borrowings outstanding under this line of credit, resulting in $1,000,000 available to the Company. Borrowings bear interest based upon the New York Prime rate. Deltic also has an agreement with BancorpSouth to provide letters of credit. New letters of credit are requested by the Company and are approved and issued by BancorpSouth on a case-by-case basis. Outstanding letters of credit as of December 31, 2010 and 2009 were $705,000 and $490,000, respectively.

Note 10 – Indebtedness

The Company’s indebtedness at December 31 consisted of the following:

(Thousands of dollars)	2010	2009
Notes payable, .76%*, due 2012 (See Note 9)	$24,500	49,000
Senior notes payable, 6.10%, due 2016	40,000	40,000
Senior notes payable, 6.01%, due 2011-2012	2,222	3,333

	66,722	92,333
Less: Current maturities of long-term debt	1,111	1,111

Long-term debt at December 31	$65,611	91,222

*	Weighted average interest rate at December 31, 2010.

The Company has private placement debt outstanding of $40,000,000 of Series A Senior Notes (“Notes”) with Pacific Coast Farm Credit, a division of American AgCredit due and payable December 18, 2016. The interest rate for the Notes has been 6.10 percent since December 18, 2008, and will remain at that rate for the remainder of the term of the Notes. No installment payments are required, but the terms allow for prepayments at the option of the Company. The agreement contains certain restrictive financial covenants, including a minimum consolidated net worth of the sum of $175,567,000, plus 50 percent of net income accrued during each quarter thereafter commencing after

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 10 – Indebtedness (cont.)

December 31, 2006, plus 100 percent of the net proceeds from any public or private offering of common or preferred stock of the Company, a maximum funded debt/capitalization ratio of .6 to 1, a fixed charge coverage ratio of not less than 2.5 to 1, and to maintain a timber market value greater than 200 percent of outstanding total senior indebtedness.

The Company has private placement debt outstanding of $2,222,000 of senior notes with Modern Woodmen of America. These unsecured notes have a fixed stated interest rate of 6.01 percent and ultimately mature on December 20, 2012. Semiannual installments of $555,000, or such lesser amount as shall be outstanding, were required beginning on December 20, 2008. The note terms allow for prepayment at the option of the Company in an amount of not less than five percent of the principal amount outstanding at the time of any prepayment. The agreement contains the same restrictive financial covenants, as the Series A Senior Notes. The Company incurred $55,000 of costs related to the issuance and amendment of these notes, which were deferred and are being amortized as additional interest expense over the term of the underlying debt.

As of December 31, 2010, the scheduled maturities of long-term debt for the next five years are $1,111,000 in 2011, $25,611,000 in 2012, none in 2013, 2014, and 2015. (For additional information regarding financial instruments, see Note 9 – Credit Facilities and Note 13 – Fair Value of Financial Instruments.)

The table below sets forth the covenants of the credit facility and status with respect to these covenants as of December 31, 2010 and 2009.

	Covenants Requirements	Actual Ratios at Dec. 31, 2010	Actual Ratios at Dec. 31, 2009
Leverage ratio should be less than:[1]	.65 to 1	.263 to 1	.332 to 1

Fixed charge coverage ratio should be greater than:[2]	2.5 to 1	6.50 to 1	5.14 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[3]	n/a	33.57%	45.00%

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 10 – Indebtedness (cont.)

[3]

Timber market value must be greater than 175% of total debt (as defined in (1) above.) The timber market value is calculated by multiplying the average price received for sales of timber for the preceding four quarters by the current quarter’s ending inventory of timber. This covenant is applied at the end of the quarter on a rolling four quarter basis.

Based on management’s current operating projections, the Company believes it will remain in compliance with the debt covenants. However, depending on market conditions and potential economic uncertainties, in future periods the Company may need to request amendments, waivers for covenants, or obtain refinancing. There can be no assurance that the Company will be able to obtain amendments, waivers, or negotiate agreeable refinancing terms should it become necessary.

Note 11 – Income Taxes

The components of income tax expense/(benefit) related to income from operations for the years ended December 31, 2010, 2009, and 2008 are as follows:

(Thousands of dollars)	2010	2009	2008
Federal
Current	$7,448	1,142	(170)
Deferred	(1,594)	(251)	2,031

	5,854	891	1,861
State
Current	1,547	275	380
Deferred	(1,073)	(94)	(1,253)

Total	$6,328	1,072	988

In 2010, the Company recorded an out-of-period tax adjustment of approximately $420,000 related to the true-up of state deferred tax assets and liabilities arising from periods 2001 and prior. The Company concluded that such adjustment was not material to the financial statements in each applicable prior period and the current period, both individually and in the aggregate. The following table provides a reconciliation of the Company’s income tax expense at the statutory U.S. federal rate of 35% to the actual income tax expense for the years ended December 31, 2010, 2009, and 2008.

(Thousands of dollars)	2010	2009	2008
U.S. Federal income tax using statutory tax rate	$6,554	1,666	1,880
State tax, net of federal tax benefit	748	74	376
Permanent differences	(380)	(8)	(77)
Tax effects resulting from:
Recognition of state NOL carry forward available to offset uncertain tax liabilities	(505)	188	(1,290)
Tax rate changes on timber gains	(61)	(718)	—
Other	(28)	(130)	99

Income tax provision as reported	$6,328	1,072	988

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 11 – Income Taxes (cont.)

The Company’s deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009, consisted of the following:

(Thousands of dollars)	2010	2009
Deferred tax assets
Investment in real estate held for development and sale	$15,231	13,933
Postretirement and other employee benefits	11,321	11,610
Other deferred tax assets	5,268	4,733

Total deferred tax assets	31,820	30,276

Deferred tax liabilities
Investment in Del-Tin Fiber	(5,823)	(5,726)
Timber and timberlands	(24,032)	(23,243)
Property, plant, and equipment	(4,222)	(4,571)
Other deferred tax liabilities	(182)	(195)

Total deferred tax liabilities	(34,259)	(33,735)

Net deferred tax liabilities	$(2,439)	(3,459)

The net deferred tax liability is classified in the accompanying Consolidated Balance Sheets as follows:

(Thousands of dollars)	2010	2009
Current tax asset	$2,265	1,989
Non-current tax assets	641	—
Long-term tax liabilities	(5,345)	(5,448)

Net deferred tax liability	$(2,439)	(3,459)

In assessing the realizability of deferred tax assets, Deltic’s management considers whether it is more likely than not that some portion or all of the Company’s total deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets at December 31, 2010, as reductions of future taxable income or by utilizing available tax planning strategies. However, the amount of the net deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions the Company has taken, primarily on previously filed state income tax returns, are not sustained. Liabilities established for unrecognized tax benefits may not be combined with deferred tax assets or liabilities, however, when the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results (or resulted) in the recognition of a deferred tax asset for an NOL for that year and such NOL has not yet been utilized, net presentation is appropriate.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 11 – Income Taxes (cont.)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding both interest and any related federal benefits) is as follows:

(Thousands of dollars)	2010	2009
Balance at January 1	$1,938	1,658
Increases related to current year tax positions	1,185	221
Increases/(decreases) related to prior year tax positions	(65)	102
Lapse of statute	(43)	(43)

Balance at December 31	$3,015	$1,938

If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $2,421,000, as of December 31, 2010, would benefit the effective tax rate. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. The Company had approximately $18,000 and $17,000 accrued in deferred revenue and other accrued liabilities for interest and penalties at December 31, 2010 and 2009, respectively.

The Company is no longer subject to federal and state income tax examination by tax authorities for years before 2007.

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

December 31, 2010

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at December 31, 2010 are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Liabilities) Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2010	Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$799	799	—	—

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2010 and 2009. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

Long-term debt, including current maturities — The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be refinanced.

	2010		2009
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$66,722	70,196	92,333	94,975

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 14 – Concentration of Credit Risks

Financial instruments which potentially subject the Company to credit risk are trade accounts receivable. These receivables normally arise from the sale of wood products and real estate. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company’s customer base. No single recurring customer accounted for a significant amount of the Company’s sales of wood products or real estate in 2010, 2009, or 2008. At December 31, 2010 and 2009, there were no significant accounts receivable from a single customer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to support accounts receivable.

Note 15 – Employee and Retiree Benefit Plans

The Company has a funded, qualified defined benefit retirement plan (“Retirement Plan”) that covers each employee who completes 1,000 hours of service for a twelve-month period, once employment has commenced, and continues to meet both the 1,000 hours requirement and the employment requirement for each twelve-month period. An unfunded, nonqualified supplemental executive retirement plan is maintained for certain current and former employees. All contributions to both plans are made by the Company. The plans provide defined benefits based on years of benefit service and average monthly compensation as defined by the Company’s Retirement Plan. The Company determines the vested benefit obligation on the actuarial present value based on the employee’s expected date of retirement. The Company also sponsors a plan that provides comprehensive healthcare benefits (supplementing Medicare benefits for those eligible) and life insurance benefits for retired employees. Costs are accrued for this plan during the service lives of covered employees. Retirees contribute a portion of the self-funded cost of healthcare benefits and the Company contributes the remainder. The Company pays premiums for life insurance coverage arranged through an insurance company. The health care plan is funded on a pay-as-you-go basis. The Company retains the right to modify or terminate the benefits and /or cost sharing provisions. United States health care legislation enacted in 2010 is expected to affect companies that offer postemployment benefits to employees. Based on management’s understanding of this legislation and the types of benefits currently offered by the Company’s benefit plan, it is estimated that the financial impact to the Company will be immaterial.

The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2010 and 2009.

	Funded Qualified Retirement Plan		Unfunded Nonqualified Retirement Plan		Other Postretirement Plans
(Thousands of dollars)	2010	2009	2010	2009	2010	2009
Change in projected benefit obligation
Benefit obligation at beginning of period	$27,854	26,732	3,965	3,411	8,732	8,691
Service cost	1,130	1,106	133	112	327	323
Interest cost	1,629	1,586	228	197	468	477
Participant contributions	—	—	—	—	86	74
Actuarial (gain)/loss	(2,171)	(710)	(704)	494	10	(450)
Benefits paid	(953)	(860)	(247)	(249)	(216)	(383)

Benefit obligation at end of period	$27,489	27,854	3,375	3,965	9,407	8,732

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 15 – Employee and Retiree Benefit Plans (cont.)

	Funded Qualified Retirement Plan		Unfunded Nonqualified Retirement Plan		Other Postretirement Plans
(Thousands of dollars)	2010	2009	2010	2009	2010	2009
Change in plan assets
Fair value of plan assets at beginning of period	$18,977	15,603	—	—	—	—
Actual return on plan assets	2,427	2,833	—	—	—	—
Employer contributions	1,500	1,500	247	249	130	309
Participant contributions	—	—	—	—	86	74
Benefits paid	(953)	(860)	(247)	(249)	(216)	(383)
Expenses	(84)	(99)	—	—	—	—

Fair value of plan assets at end of period	$21,867	18,977	—	—	—	—

Funded status of plans	$(5,622)	(8,877)	(3,375)	(3,965)	(9,407)	(8,732)

Amounts recognized in the balance sheet
Current liability	$—	—	(236)	(236)	(418)	(377)
Noncurrent liability	$(5,622)	(8,877)	(3,139)	(3,729)	(8,989)	(8,355)
Deferred income taxes – net	$1,702	3,083	196	499	(158)	(240)
Accumulated other comprehensive (income)/loss	$2,638	4,778	304	774	(216)	(343)

Amounts recognized in accumulated other comprehensive (income)/loss
Net unrecognized loss	$4,264	7,766	540	1,324	467	457
Unrecognized prior service cost/(credit)	76	95	(40)	(51)	(841)	(1,040)
Tax effects	(1,702)	(3,083)	(196)	(499)	158	240

	$2,638	4,778	304	774	(216)	(343)

Assumptions used in measurement of benefit obligations
Weighted average discount rate	5.45%	5.95%	5.45%	5.95%	5.35%	5.86%
Rate of compensation increase	4.00%	5.00%	4.00%	5.00%	N/A	N/A

Accumulated benefit obligations at year end	$24,121	22,498	3,243	3,028	N/A	N/A

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 15 – Employee and Retiree Benefit Plans (cont.)

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

(Thousands of dollars)	2010	2009	2008
Funded qualified retirement plan
Service cost	$1,130	1,106	927
Interest cost	1,629	1,586	1,402
Expected return on plan assets	(1,444)	(1,190)	(1,495)
Amortization of prior service cost	18	62	62
Amortization of actuarial loss	433	685	—

Net periodic benefit cost	$1,766	2,249	896

Unfunded nonqualified retirement plan
Service cost	$133	112	104
Interest cost	228	197	184
Amortization of prior service credit	(11)	(11)	(11)
Amortization of actuarial loss	81	46	22

Net periodic benefit cost	$431	344	299

Other postretirement benefits
Service cost	$327	323	276
Interest cost	468	477	487
Amortization of prior service cost	(199)	(199)	(199)
Amortization of actuarial cost	—	—	35

Net periodic benefit cost	$596	601	599

Assumptions used to determine net periodic benefit cost – pension plans
Weighted average discount rate	5.95%	6.01%	6.33%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	5.00%	5.50%	4.60%

Assumptions used to determine net periodic benefit cost – other postretirement plan
Weighted average discount rate	5.86%	6.10%	6.25%

Other changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss
Funding after measurement date	$—	—	(641)
Net unrecognized loss/(gain)	(3,764)	(2,210)	9,269
Amortization of prior service credit	(7)	(51)	(51)
Amortization of actuarial gains	(513)	(731)	(57)
Amortization of plan amendment	199	199	199
Tax effect of changes	1,602	1,095	(3,420)

Total recognized in other comprehensive (income)/loss	$(2,483)	(1,698)	5,299

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 15 – Employee and Retiree Benefit Plans (cont.)

(Thousands of dollars)	Funded Qualified Retirement Plan	Unfunded Non- qualified Retirement Plan	Other Post- retirement Plan
Estimated benefit payments by year
2011	$1,020	236	418
2012	1,073	236	425
2013	1,141	236	438
2014	1,210	273	458
2015	1,264	273	488
2016 - 2020	7,266	1,605	3,103

The estimated net loss and net prior service cost for the defined benefit and supplemental retirement pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $155,000 and $7,000, respectively. The plan amendment for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $199,000.

The amount of projected expense of the qualified retirement plan is expected to be $995,000 for 2011. The Company expects to make contributions during 2011 of approximately $1,200,000 to the qualified retirement plan, $236,000 to fund benefits paid from its nonqualified retirement plan, and approximately $418,000 to fund postretirement benefit plans.

The discount rate assumption used by the Company to measure benefit obligations and net periodic expenses is based on the estimated interest rate at which the benefit obligations of its plans can be settled. For 2010 and 2009, the Company used a discount rate durational study of Other Postretirement Employee Benefit (“OPEB”) liabilities to determine an appropriate discount rate.

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

In determining the benefit obligation for health care at December 31, 2011, health care inflation cost was assumed to increase at an annual rate of five percent in 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point increase in the assumed health care cost trend would increase the aggregate service and interest cost components of periodic benefit cost for 2011 by $121,000 and the benefit obligation by $1,251,000, while a one percentage-point decrease in the assumed rate would decrease the 2011 cost components by $99,000 and the benefit obligation by $1,030,000.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

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

The following types of securities are permitted in the Plan.

Equities	–	Common stocks, preferred stocks, convertible preferred stocks, convertible bonds, American depository receipts, proprietary funds, mutual funds, and exchange-traded funds.

Fixed income	–	U.S. government securities, corporate debt obligations, U.S. government agency securities, and mortgage-backed security issues.

Cash equivalents	–	U.S. government securities.

Not more than 2.5 percent of the market value of Plan assets may be held in the securities of any single issuer with the exception of the U.S. government or its agencies. As of December 31, 2010, less than three percent of the total market value of the Plan assets were invested in mortgage-backed securities issues.

Fair value measurement — Following is a description of the valuation methodologies used for retirement plan assets measured at fair value.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 15 – Employee and Retiree Benefit Plans (cont.)

The following tables set forth by level within the fair value hierarchy, the Plan’s investments at fair value as of December 31, 2010 and 2009.

	Fair Value Measurements at Reporting Date Using
(Thousands of dollars)	Percent of Total	Total Carrying value at Dec. 31 2010	Quoted Prices in Active Markets for Identical Assets (Liabilities) Inputs Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Plan Investments
Cash and cash equivalents	3.1	$668	668	—	—
Other	—	2	2	—	—
Equity securities by sector:
Energy	4.8	1,045	1,045	—	—
Materials and industrials	10.3	2,242	2,242	—	—
Consumer	12.3	2,699	2,699	—	—
Health care	5.7	1,236	1,236	—	—
Financials	5.6	1,214	1,214	—	—
Information tech	12.2	2,670	2,670	—	—
Telecom. and utilities	2.4	526	526	—	—
Foreign stocks	3.9	863	863	—	—
U.S. Govt. and agency securities	21.2	4,650	4,165	485	—
Corporate debt obligations	11.3	2,478	—	2,478	—
Investment funds:
International and emerging markets	3.0	649	649	—	—
Exchange-traded funds	4.2	925	925	—	—

Total plan investments at fair value	100.0	$21,867	18,904	2,963	—

Percent of fair value hierarchy		100	86.5	13.5	—

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 15 – Employee and Retiree Benefit Plans (cont.)

	Fair Value Measurements at Reporting Date Using
(Thousands of dollars)	Percent of Total	Total Carrying value at Dec. 31 2009	Quoted Prices in Active Markets for Identical Assets (Liabilities) Inputs Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Plan Investments
Cash and cash equivalents	2.9	$557	557	—	—
Other	.5	95	95	—	—
Equity securities by sector:			—	—
Energy	4.4	838	838	—	—
Materials and industrials	8.1	1,546	1,546	—	—
Consumer	11.8	2,229	2,229	—	—
Health care	7.0	1,330	1,330	—	—
Financials	5.4	1,020	1,020	—	—
Information tech.	13.5	2,555	2,555	—	—
Telecom. and utilities	1.3	248	248	—	—
Foreign stocks	3.0	563	563	—	—
Preferred securities	.1	14	14	—	—
U.S. Govt. and agency securities	25.8	4,896	4,557	339	—
Corporate debt obligations	8.9	1,690	—	1,690	—
Investment funds:
International funds	3.1	596	596	—	—
Exchange-traded funds	4.2	800	800	—	—

Total plan investments at fair value	100.0	$18,977	16,948	2,029	—

Percent of fair value hierarchy		100	89.3	10.7	—

Thrift Plan — Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s allotment. Company contributions to this plan were $551,000 in 2010, $522,000 in 2009, and $591,000 in 2008.

Note 16 – Incentive Plans

Stock Incentive Plan

On April 25, 2002, the Company’s shareholders approved the Deltic Timber Corporation 2002 Stock Incentive Plan (“the 2002 Plan”). The 2002 Plan replaced the 1996 Stock Incentive Plan (“the 1996 Plan”), which was terminated. The 2002 Plan permits annual awards of shares of the Company’s common stock to executives, other key employees, and nonemployee directors. Under the plan, the Executive Compensation Committee (“the Committee”) is authorized to grant: (1) stock options; (2) restricted stock and restricted stock units; (3) performance units; and (4) other stock-based awards,

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 16 – Incentive Plans (cont.)

including stock appreciation rights and rights to dividends and dividend equivalents. The number of shares available for issuance under the 2002 Plan is 1,800,000 shares unless adjustment is determined necessary by the Committee as the result of dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At December 31, 2010, 1,116,862 of these 1,800,000 shares were available for award under the 2002 Plan. No participant in the 2002 Plan may receive options and stock appreciation rights in any calendar-year that relates to more than 50,000 shares, and the maximum number of shares, which may be awarded as restricted stock and restricted stock units or other stock-based awards are 180,000 shares. The Company has a policy of issuing treasury stock to satisfy all share-based incentive plans.

Under the fair value recognition provisions for share-based payments, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of stock options granted are determined using a binomial model. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant. Restricted stock performance units are valued using a Monte Carlo simulation model. Compensation cost is recognized on a straight-line basis over the requisite service period. The benefits of tax deductions in excess of recognized compensation cost is to be reported as a financing cash flow.

Deltic issues restricted stock performance units whose vesting is contingent upon meeting certain financial performance goals based upon the Company’s total stockholder return compared to the total return of a Paper and Forest Products Index selected by the Committee and calculated by Standard and Poor’s. Determining the appropriate amount to expense is based on likelihood of achievement of the stated goals and requires judgment, including forecasting future financial results.

The Company uses historical volatility over a ten-year trading life to determine volatility assumptions. Risk-free interest rates are based on historical rates and forward-looking factors. The expected dividend yield is based on the Company’s average dividend yield from 2006 to 2009. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors. The expected option term is based on the term of the option and historical exercise and expiration experience.

Assumptions for the 2010, 2009, and 2008 valuation of stock options and restricted stock performance units consisted of the following:

	2010	2009	2008
Expected term of options (in years)	6.27	6.27	6.27
Weighted expected volatility	34.57%	32.05%	29.86%
Dividend yield	0.61%	0.63%	0.63%
Risk-free interest rate - performance restricted shares	2.13%	1.47%	2.62%
Risk-free interest rate - stock options	3.92%	2.60%	3.67%
Stock price as of valuation date	$44.84	34.41	51.37
Restricted performance share valuation	$58.66	43.48	53.49
Grant date fair value - stock options	$14.49	11.74	16.46

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 16 – Incentive Plans (cont.)

The consolidated statements of income for the years ended December 31, 2010, 2009, and 2008 included $1,696,000, $1,705,000, and $1,669,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. The potential income tax benefit derived from all share-based payment arrangements with employees was $140,000, $102,000, and $874,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Stock Options — For each option granted under the 2002 Plan, the Committee fixes the option price at not less than fair market value on the date of the grant and the option term, not to exceed 10 years from date of grant. The resulting fixed stock-based compensation cost was recognized over the vesting period for these options. Options granted after 1998 have been issued with terms of ten years and are nonqualified. All outstanding options have an option price not less than the market value on the grant date, with a range in option prices of $24.31 to $53.75 per share. For all options granted since 2003, one-fourth vest after each one-year period over the subsequent four years from issuance.

A summary of stock options as of December 31, 2010, and changes during the year ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $ (000)
Outstanding at January 1, 2010	168,914	$42.97

Granted	32,159	44.84
Exercised	(18,722)	31.30
Forfeited/expired	(19,896)	50.46

Outstanding at December 31, 2010	162,455	$43.77	6.1	$2,042

Exercisable at December 31, 2010	91,205	$44.47	4.4	$1,083

The intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $474,000, $383,000, and $2,882,000, respectively. At December 31, 2010, there was $758,000 of unrecognized compensation cost related to unvested stock options. The weighted average period remaining to vest is 1.7 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 16 – Incentive Plans (cont.)

Additional information about stock options outstanding at December 31, 2010, consisted of the following:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options	Average Life in Years	Average Exercise Price	Number of Options	Average Exercise Price
$20.00—$25.00	3,000	2.1	$24.31	3,000	$24.31
$26.00—$30.00	15,000	1.1	29.30	15,000	29.30
$31.00—$35.00	34,235	7.1	34.08	9,104	33.18
$41.00—$45.00	46,063	7.2	44.66	17,308	44.36
$51.00—$55.00	64,157	6.1	52.60	46,793	52.87

	162,455	6.1		91,205

Restricted Stock and Restricted Stock Units – The Committee may grant restricted stock and restricted stock units to selected employees, with conditions to vesting for each grant established by the Committee. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason. Restricted stock and restricted stock units granted since 2003 have vested after four years and the stock based compensation is recognized on a straight-line basis over the requisite service period for the entire award.

A summary of unvested restricted stock as of December 31, 2010, and changes during the year then ended are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2010	70,963	$46.89

Granted	20,733	44.84
Vested	(12,231)	53.23
Forfeited	(3,893)	42.93

Unvested at December 31, 2010	75,572	$45.51

As of December 31, 2010, there was $1,382,000 of unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.6 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 16 – Incentive Plans (cont.)

Performance Units — Performance units granted under the 2002 Plan may be denominated in cash, common shares, other securities, other awards allowed under the 2002 Plan, or other property and shall confer on the holder thereof rights valued as determined by the Committee and payable to, or exercisable by, the holder, in whole or in part, upon achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the 2002 Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance unit granted, and any payment or transfer to be made pursuant to any performance unit shall be determined by the Committee. During 2010, 2009, and 2008, the Company issued performance units in the form of restricted stock with specified performance requirements. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason. Performance units granted since 2003 have vested after four years and the stock based compensation is recognized on a straight-line basis over the requisite service period for the entire award.

A summary of unvested restricted stock performance units as of December 31, 2010, and changes during the year then ended are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2010	46,874	$51.15

Granted	14,471	58.66
Vested	(9,359)	55.93
Forfeited	(4,424)	51.56

Unvested at December 31, 2010	47,562	$52.46

As of December 31, 2010, there was $1,191,000 of unrecognized compensation cost related to unvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 16 – Incentive Plans (cont.)

Cash Incentive Compensation Plan

The Company has an incentive compensation plan that provides for annual cash awards to officers and key employees based on actual results for a year compared to objectives established at the beginning of that year by the Executive Compensation Committee, which administers the Plan. The Company recorded expenses for cash incentive awards of $2,602,000, $299,000, and $328,000, in 2010, 2009, and 2008, respectively. The Company had accrued provisions for cash incentive awards totaling $2,577,000 and $285,000 at December 31, 2010 and 2009, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities.

Note 17 – Supplemental Cash Flows Disclosures

Additional information concerning cash flows are as follows:

(Thousands of dollars)	2010	2009	2008
Income taxes paid/(received) in cash	$8,774	(476)	220
Interest paid	3,265	3,422	4,736
Interest capitalized	(75)	(146)	(480)

Non-cash investing and financing activities excluded from the statement of cash flows include:

(Thousands of dollars)	2010	2009	2008
Issuance of restricted stock	$1,540	1,859	1,214
Land exchanges	140	36	387

(Increases)/decreases in operating working capital other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

(Thousands of dollars)	2010	2009	2008
Trade accounts receivable	$284	(1,897)	950
Other receivables	(12)	(28)	103
Inventories	(144)	594	(355)
Prepaid expenses and other current assets	(475)	1,338	(1,546)
Trade accounts payable	(429)	1,097	(933)
Accrued taxes other than income taxes	162	66	108
Deferred revenues and other accrued liabilities	2,879	389	(1,011)

	$2,265	1,559	(2,684)

Cash flows provided by other operating activities included an increase/(decrease) in deferred long-term mineral lease rental revenue of $2,712,000 in 2010, $(1,515,000) in 2009, and $(1,107,000) in 2008.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 18 – Earnings per Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

(Thousands of dollars, except per share amounts)	2010	2009	2008
Net income	$12,397	3,688	4,384

Weighted average number of common shares used in basic EPS	12,364	12,317	12,335
Effect of dilutive stock awards	96	100	140

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,460	12,417	12,475

Earnings per common share
Basic	$.99	.30	.35
Assuming dilution	$.99	.30	.35

Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method. Options to purchase shares, which were outstanding but not included in the computation of diluted earnings per share because the options were anti-dilutive, were 64,157, 97,295, and 28,970 respectively, for 2010, 2009, and 2008. Restricted performance shares, which were outstanding but not included in the computation of diluted earnings per share because they do not meet the metrics established for awarding, were 14,157, 15,788, and none respectively for 2010, 2009, and 2008.

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

Based on the provisions of the FASB codification related to consolidations of variable interest entities, FASC 810-10, the Company determined that Hampton is a variable interest entity for which Deltic was the primary beneficiary. Accordingly, Hampton was consolidated into Deltic subsequent to the completion of the purchase of timberlands on October 7, 2009. The second step of this like-kind exchange was concluded on April 14, 2010, and all assets were transferred to Deltic on that date.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 20 – Commitments and Contingencies

Commitments – Commitments for capital expenditures at December 31, 2010, were approximately $436,000 for property, plant, and equipment; and $195,000 for investment in real estate held for development and sale and amenities.

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

Note 21 – Subsequent Events

On February 4, 2011, the Company amended and extended its unsecured and committed revolving credit facility. The amended facility allows $297,500,000 of borrowings and will mature on September 9, 2015. Deltic incurred $1,094,000 in fees to facilitate the amendment, which will be amortized over the length of the agreement.

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

Real Estate operations, which include real estate developments, add value to former timberland by developing it into upscale, planned residential and commercial developments. These developments, which are generally centered on a core amenity, are being developed in stages. Historically, real estate sales have consisted primarily of residential lots sold to builders or individuals, commercial site sales,

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 22 – Business Segments (cont.)

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

The accounting policies of the reportable segments are the same as those described in Note 1 – Significant Accounting Policies. The Company evaluates the performance of its segments based on operating income before results of: Del-Tin Fiber, an equity method investee; interest income and expense; other non-operating income or expense; and income taxes. Intersegment revenues consist primarily of timber sales from the Woodlands segment to the Mills operations and are transferred at rates that approximate market for the respective operating area.

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	2010	2009	2008
Net sales
Woodlands	$43,467	40,091	45,979
Mills	99,398	75,661	91,442
Real Estate	16,015	13,177	11,405
Eliminations[1]	(17,257)	(16,917)	(19,302)

	$141,623	112,012	129,524

Income before income taxes
Operating income
Woodlands	$24,353	23,401	27,812
Mills	7,256	(5,794)	(4,812)
Real Estate	2,240	143	(1,881)
Corporate	(15,985)	(12,551)	(13,131)
Eliminations	45	671	(483)

Operating income	17,909	5,870	7,505
Equity in Del-Tin Fiber	4,058	2,216	2,277
Interest income	157	121	299
Interest and other debt expense	(3,453)	(3,501)	(4,699)
Other income/(loss)	54	54	(10)

	$18,725	4,760	5,372

Total assets at year-end
Woodlands	$225,840	227,478	208,988
Mills	37,161	39,603	44,331
Real Estate	57,863	58,274	57,254
Corporate[2,3]	22,409	26,848	24,160

	$343,273	352,203	334,733

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 22 – Business Segments (cont.)

(Thousands of dollars)	2010	2009	2008
Depreciation, amortization, and cost of fee timber harvested
Woodlands	$6,069	4,965	6,185
Mills	6,639	7,085	7,179
Real Estate	441	480	576
Corporate	86	87	83

	$13,235	12,617	14,023

Capital expenditures
Woodlands	$6,144	25,075	11,436
Mills	5,330	3,006	6,874
Real Estate	3,859	4,464	11,222
Corporate	235	160	122

	$15,568	32,705	29,654

[1]	Primarily intersegment sales of timber from Woodlands to Mills.

[2]

Includes investment in Del-Tin Fiber, an equity method investee, of $8,249,000, $9,104,000, and $8,962,000 at December 31, 2010, 2009, and 2008, respectively. (For additional information, see Note 4 – Investment in Del-Tin Fiber.)

[3]	Includes balance of timberland sale proceeds held by trustee of none as of December 31, 2010, $4,107,000 as of December 31, 2009, and $3,491,000 in 2008.

Note 23 – Financial Results by Quarter (Unaudited)

(Thousands of dollars, except per share amounts)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$31,935	38,937	37,050	33,701	141,623
Gross profit	7,422	11,931	9,075	6,555	34,983
Operating income	3,659	7,210	5,133	1,907	17,909
Net income	2,253	5,593	3,278	1,273	12,397
Earnings per common share
Basic	$.18	.45	.26	.10	.99
Assuming dilution	.18	.45	.26	.10	.99
Dividends per common share	$.075	.075	.075	.075	.30
Market price per common share
High	$53.50	55.93	47.78	61.02	61.02
Low	40.48	41.80	38.78	42.75	38.78
Close, at period-end	44.05	41.80	44.80	56.34	56.34

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

Note 23 – Financial Results by Quarter (Unaudited) (cont.)

(Thousands of dollars, except per share amounts)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$22,862	29,121	28,987	31,042	112,012
Gross profit	1,999	4,638	4,054	8,757	19,448
Operating income/(loss)	(1,209)	1,465	455	5,159	5,870
Net income/(loss)	(1,174)	972	203	3,687	3,688
Earnings per common share
Basic	$(.09)	.08	.02	.30	.30
Assuming dilution	(.09)	.08	.02	.30	.30
Dividends per common share	$.075	.075	.075	.075	.30
Market price per common share
High	$46.74	43.52	51.87	50.57	51.87
Low	27.83	32.42	34.05	38.07	27.83
Close, at period-end	39.41	35.47	45.77	46.18	46.18

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$27,822	35,551	34,964	31,187	129,524
Gross profit	3,467	6,667	7,001	4,410	21,545
Operating income/(loss)	(276)	3,444	2,360	1,977	7,505
Net income/(loss)	(368)	2,424	2,583	(255)	4,384
Earnings per common share
Basic	$(.03)	.19	.21	(.02)	.35
Assuming dilution	(.03)	.19	.21	(.02)	.35
Dividends per common share	$.075	.075	.075	.075	.30
Market price per common share
High	$56.13	59.46	69.28	63.27	69.28
Low	47.54	50.01	52.97	40.35	40.35
Close, at period-end	55.70	53.51	63.64	45.75	45.75

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

/s/ Ray C. Dillon	/s/ Kenneth D. Mann
Ray C. Dillon	Kenneth D. Mann
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 4, 2011	March 4, 2011

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders

Deltic Timber Corporation:

The management of Deltic Timber Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Deltic’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2010, based on the criteria in Internal Control – Integrated Framework issued by COSO.

/s/ Ray C. Dillon	/s/ Kenneth D. Mann
Ray C. Dillon	Kenneth D. Mann
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 4, 2011	March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, stockholders’ equity, and comprehensive income/(loss) for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 4, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited Deltic Timber Corporation’s (“the Company”) internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Deltic Timber Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, cash flows, stockholders’ equity, and comprehensive income/(loss) for each of the years in the three-year period ended December 31, 2010, and our report dated March 4, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
March 4, 2011

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

Based on their evaluation as of December 31, 2010, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Deltic conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which appears in the Company’s 2010 Annual Report to Shareholders which is included in this Form 10-K.

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

The sections entitled “Nominees For Election as Directors,” “Directors Whose Term of Office Continue,” and “Committees of the Board of Directors” appearing in the Registrant’s proxy statement for the annual meeting of shareholders to be held on April 28, 2011, will set forth certain information with respect to the directors of the registrant, including directors who serve on the Company’s Audit Committee and who have been designated an Audit Committee financial expert, and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

The sections entitled “Procedures for Stockholder Nominations and Proposals” and “Corporate Governance” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held April 28, 2011, will set forth certain information respectively in regards to applicable procedures for stockholders to submit director nominations and proposals and the Company’s Code of Business Conduct and Ethics and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 28, 2011, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2010, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 28, 2011, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2010, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

The following table sets forth information as of December 31, 2010, with respect to Deltic common stock issuable under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	162,455	$43.77	1,116,862

Equity compensation plans not approved by security holders	—	—	—

	162,455	$43.77	1,116,862

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 28, 2011, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2010, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting to be held on April 28, 2011, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2010, which will set forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	Financial Statements, Schedules and Exhibits.

1.	Consolidated Financial Statements.

Consolidated Balance Sheets—December 31, 2010 and 2009.

Consolidated Statements of Income for the Years Ended December 31, 2010, 2009, and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009, and 2008.

Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2010, 2009, and 2008.

Notes to Consolidated Financial Statements, including Consolidated Quarterly Income Information (unaudited).

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Financial Statement Schedules.

Financial Statements of Del-Tin Fiber LLC, an affiliate accounted for by the equity method, which constituted a significant subsidiary for the years ended January 1, 2011 and January 2, 2010.

Other Financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.

Index to Exhibits

Exhibit Designation	Nature of Exhibit

3	Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Deltic Timber Corporation as of December 17, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

3.2	Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

4	Instruments Defining the Rights of Security Holders.

4.1	Rights Agreement dated as of December 11, 1996, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

4.2	Amendment No. 1 to Rights Agreement dated as of October 15, 1998, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.2 to Registrant’s Registration of Securities Report on Form 10/A dated November 11, 1998.)

4.3	Amendment No. 2 to Rights Agreement dated as of October 19, 2006, between Deltic Timber Corporation and Harris N.A. as Rights Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Registration of Securities Report on Form 10/A dated October 19, 2006.)

10	Material contracts.

10.1	Deltic Timber Corporation 2002 Stock Incentive Plan (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.2	Distribution Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

10.4	Credit facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.5	Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)

10.7	Note Purchase Agreement dated December 18, 1998 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Selective Sections of Del-Tin Fiber LLC’s Project Credit Agreement dated November 23, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Revolving Credit Agreement dated June 20, 2001 (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.10	Note Purchase Agreement dated December 20, 2002, (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	First Amended and Restated Revolving Credit Agreement dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.12	Guarantee Agreement between Deltic Timber Corporation and SunTrust Bank related to the Del-Tin Fiber Credit Agreement dated August 26, 2004 (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.14	Non Qualified Stock Option Form (incorporated by reference to Exhibit 10.14 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.15	Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.16	Performance Based Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.16 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.17	Change-in-Control and Involuntary Severance Agreement with CEO (incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.18	Change-in-Control Agreement with CEO Direct Reports (incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.19	Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.20	Deltic Timber Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.21	Amended and Restated Note Purchase Agreement dated March 30, 2007 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.22	First Amendment to the Revolving Credit Agreement dated August 7, 2007 (incorporated by reference to Exhibit 10.21 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)

10.23	Termination of a Material Definitive Agreement (incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K dated October 30, 2008.)

10.24	Second Amendment to the Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K dated February 4, 2011.)

21	Subsidiaries of the Registrant, included elsewhere herein.

23	Consents of Independent Registered Public Accounting Firm.

23.1	Consent of Independent Registered Public Accounting Firm related to reports on consolidated financial statements and internal control over financial reporting of Deltic Timber Corporation, included elsewhere herein.

23.2	Consent of Independent Registered Public Accounting Firm related to report on financial statements of Del-Tin Fiber LLC, included elsewhere herein.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date:	March 4, 2011
Ray C. Dillon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 4, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

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

/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)

FINANCIAL STATEMENT SCHEDULE

PURSUANT TO ITEM 14(a)2

DEL-TIN FIBER, L.L.C.

January 1, 2011, January 2, 2010 and January 3, 2009

Financial Statements

With

Independent Auditor’s Report

Independent Auditor’s Report

Board of Managers

Del-Tin Fiber, L.L.C.

El Dorado, Arkansas

We have audited the accompanying balance sheets of Del-Tin Fiber, L.L.C. as of January 1, 2011 and January 2, 2010, and the related statements of operations, members’ capital and cash flows for each of the years in the three-year period ended January 1, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del-Tin Fiber, L.L.C. as of January 1, 2011 and January 2, 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended January 1, 2011 in conformity with accounting principles general accepted in the United States of America.

/s/ FROST, PLLC

Certified Public Accountants

Little Rock, Arkansas

January 20, 2011

DEL-TIN FIBER, L.L.C.

Balance Sheets

January 1, 2011 and January 2, 2010

	2010	2009
Assets
Current assets
Cash and cash equivalents	$3,000	$3,000
Accounts receivable—Temple-Inland	2,848,038	2,229,886
Other receivables	45,472	41,573
Inventories	4,164,595	4,766,637
Prepaid expenses and other current assets	320,539	355,399

Total current assets	7,381,644	7,396,495

Property, plant and equipment, net	72,686,397	75,437,511

Intangible assets—finite-lived, net	22,988	62,832

Total assets	$80,091,029	$82,896,838

Liabilities and Members’ Capital
Current liabilities
Accounts payable	$2,295,029	$1,601,863
Accrued expenses	838,347	925,898

Total current liabilities	3,133,376	2,527,761

Long-term debt	29,000,000	29,000,000

Total liabilities	32,133,376	31,527,761

Members’ capital	47,957,653	51,369,077

Total liabilities and members’ capital	$80,091,029	$82,896,838

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Statements of Operations

For the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009

	2010	2009	2008
Net sales	$71,679,115	$54,572,693	$66,473,798

Costs and expenses
Cost of sales	56,496,047	43,825,891	53,996,256
Depreciation	5,261,580	4,465,000	5,160,164
Selling, general and administrative	2,418,145	2,077,975	2,289,128

Total costs and expenses	64,175,772	50,368,866	61,445,548

Other income (expense)
Interest income	—	190	10,855
Interest expense	(790,157)	(1,123,770)	(1,988,095)
Loss on asset dispositions	(296,610)	(90,320)	(28,853)
Other income	—	125,000	—

Total other expense	(1,086,767)	(1,088,900)	(2,006,093)

Net income	$6,416,576	$3,114,927	$3,022,157

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Statements of Members’ Capital

For the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009

Balance—December 30, 2007	$45,673,993

Net income	3,022,157

Members’ contributions	15,270,000

Members’ distributions	(12,334,000)

Balance—January 3, 2009	51,632,150

Net income	3,114,927

Members’ contributions	7,312,000

Members’ distributions	(10,690,000)

Balance—January 2, 2010	51,369,077

Net income	6,416,576

Members’ contributions	3,012,000

Members’ distributions	(12,840,000)

Balance —January 1, 2011	$47,957,653

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Statements of Cash Flows

For the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009

	2010	2009	2008
Cash flows from operating activities
Net income	$6,416,576	$3,114,927	$3,022,157
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,261,580	4,465,000	5,160,164
Loss on asset dispositions	296,610	90,320	28,853
Amortization of deferred debt costs	39,844	66,955	83,698
Changes in operating assets and liabilities
Accounts receivable—Temple-Inland	(618,152)	(91,959)	1,610,527
Other receivables	(3,899)	(22,435)	(6,176)
Inventories	635,986	1,227,520	(1,070,307)
Prepaid expenses and other current assets	34,860	(10,379)	67,033
Accounts payable	534,422	(12,400)	(1,112,648)
Accrued expenses	(87,551)	(49,629)	(511,015)

Net cash provided by operating activities	12,510,276	8,777,920	7,272,286

Cash flows from investing activities
Capital expenditures	(2,841,020)	(1,006,923)	(1,531,924)

Net cash used by investing activities	(2,841,020)	(1,006,923)	(1,531,924)

Cash flows from financing activities
Payment of debt issuance costs	—	—	(119,533)
Increase (decrease) in checks outstanding	158,744	107,003	(1,056,829)
Principal payments on long-term debt	—	(4,500,000)	(7,500,000)
Contributions by members	3,012,000	7,312,000	15,270,000
Distributions to members	(12,840,000)	(10,690,000)	(12,334,000)

Net cash used by financing activities	(9,669,256)	(7,770,997)	(5,740,362)

Net increase in cash and cash equivalents	—	—	—

Cash and cash equivalents—beginning of year	3,000	3,000	3,000

Cash and cash equivalents—end of year	$3,000	$3,000	$3,000

Supplementary disclosure of cash flow information
Cash paid during the year for interest	$742,468	$1,043,655	$2,169,185

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 1, 2011, January 2, 2010 and January 3, 2009

1.	Summary of Significant Accounting Policies

a.	Description of business – Del-Tin Fiber, L.L.C. (“Del-Tin” or the “Company”) is an Arkansas limited liability company organized in February 1995 and is equally owned by Temple-Inland Forest Products Corporation (“Temple-Inland”), a Delaware corporation, and Deltic Timber Corporation (“Deltic”), a Delaware corporation. Del-Tin is to exist until December 31, 2024, unless the Company is earlier dissolved in accordance with either the provisions of the Operating Agreement or the Arkansas Small Business Entity Tax Pass Through Act. The business of the Company is to manufacture, distribute and sell medium density fiberboard (“MDF”) under the trade name “Solidium.” Within the United States, MDF is sold primarily to manufacturers and distributors of laminated flooring, furniture, cabinets, fixtures and molding. Temple-Inland and Deltic share equally in revenue, expenses, disbursements and funding requirements of the joint venture.

Under the terms of a separate MDF Marketing Agreement, Temple-Inland serves as the exclusive marketing agent for all MDF produced at the facility. The original agreement, commencing June 1998 for a five-year term, is automatically extended for successive five-year periods unless either party elects not to extend.

b.	Accounting period – The Company’s fiscal year is the 52 or 53-week period ending the Saturday closest to December 31. Fiscal years 2010, 2009 and 2008 ended on January 1, 2011, January 2, 2010 and January 3, 2009, respectively. Reference to years in these financial statements relate to fiscal years rather than calendar years.

c.	Cash and cash equivalents – The Company considers short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company had no such investments at January 1, 2011 or January 2, 2010. There are checks outstanding in the amount of $681,563 and $522,819 included in accounts payable at January 1, 2011 and January 2, 2010, respectively

d.	Sale of accounts receivable – The Company accounts for the transfer of trade receivables under its marketing agreement with Temple-Inland in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing.” Since the criteria established by ASC 860 are met, the transfer of receivables is recorded as a sale. Accordingly, these transferred receivables are not included as receivables from customers, but rather from Temple-Inland. See Note 6 for further discussion.

e.	Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method for all inventories.

f.	Property, plant and equipment – Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of buildings, machinery and equipment, and other depreciable assets is calculated over the estimated useful lives of the assets by using the units of production method for machinery and equipment and the straight-line method for all other depreciable assets.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 1, 2011, January 2, 2010 and January 3, 2009

1.	Summary of Significant Accounting Policies (cont.)

The estimated useful lives for property, plant and equipment, excluding machinery and equipment, are as follows:

Buildings	40 years
Land improvements	20 years
Vehicles	3 - 5 years

Routine maintenance and repairs are charged to operating expense, while costs of equipment upgrades and replacements are capitalized. Spare part inventories used for routine maintenance and repairs, which are expensed as utilized, are included on the inventory line item of the balance sheets for reporting purposes. Certain capitalized spare part inventories are considered equipment replacements whose useful lives exceed two years and which are considered necessary to extend the useful life of the related production assets. During the year ended January 1, 2011, $33,934 of capitalized spare part inventory was transferred to fixed assets in service. During the year ended January 2, 2010, $209,066 of capitalized spare part inventories was transferred to standard inventory due to changes in management estimates of useful lives. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts and the difference between the net book value of the asset and proceeds from disposition is recognized as a gain or loss.

The Company assesses impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are recognized if the estimated fair value of the assets is less than its carrying value. The Company experienced no such triggering events in 2010, 2009 or 2008.

g.	Intangible assets – The Company has recorded an intangible asset in relation to deferred loan acquisition costs. These loan acquisition costs are being amortized over the lives of the associated liabilities using the straight line method. Future amortization is as follows:

2011	$22,988

h.	Revenue recognition – Revenue from the sale of products is recognized upon passage of title to the customer, which is at the time of delivery or customer pickup. Net sales presented on the statements of operations consist of gross sales less discounts, returns and rebates.

i.	Income taxes – Since the Company is a limited liability company, it has the option of being taxed as a partnership or a corporation. The Company elected to be taxed as a partnership and as such is not subject to income taxes at the Company level. All taxes are recognized by the members of the Company.

j.	Use of estimates – Management of the Company has made a number of estimates and assumptions, relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 1, 2011, January 2, 2010 and January 3, 2009

2.	Inventories

Inventories consist of the following:

	2010	2009
Raw materials	$684,166	$484,610
Work in progress / finished goods	1,353,690	2,013,905
Spare parts	1,884,733	2,047,322
Operating materials and supplies	242,006	220,800

	$4,164,595	$4,766,637

3.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2010	2009
Land	$331,789	$331,789
Buildings	7,561,364	7,561,364
Land improvements	3,006,801	2,891,580
Machinery and equipment	112,604,140	111,450,473
Vehicles	39,721	39,721
Construction in progress	348,366	67,970
Capitalized spare parts	2,007,527	2,436,697

	125,899,708	124,779,594
Less accumulated depreciation	(53,213,311)	(49,342,083)

	$72,686,397	$75,437,511

4.	Indebtedness and Financing Arrangements

Long-term debt consists of the following:

	2010	2009
Union County, Arkansas Taxable Industrial Revenue Bonds (Del-Tin Fiber project) 1998 Series due October 1, 2027	$29,000,000	$29,000,000

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 1, 2011, January 2, 2010 and January 3, 2009

4.	Indebtedness and Financing Arrangements (cont.)

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

The Bonds currently bear interest at a variable rate determined weekly by the remarketing agent of the respective Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The interest rate on the Bonds was .64% in 2010 and 1.61% in 2009.

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

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 1, 2011, January 2, 2010 and January 3, 2009

4.	Indebtedness and Financing Arrangements (cont.)

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

The Company is subject to certain restrictive covenants in connection with the Bonds and its credit facility, and was in compliance with such covenants as of January 1, 2011.

5.	Lease Commitments

The Company is obligated under noncancelable operating leases for various pieces of equipment. As of January 1, 2011, future minimum lease commitments under noncancelable operating leases consisted of the following:

2011	$46,859
2012	27,929
2013	27,929
2014	6,982

$109,699

Rent expense for all operating leases totaled $41,754 in 2010, $69,344 in 2009 and $89,926 in 2008.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 1, 2011, January 2, 2010 and January 3, 2009

6.	Related Party Transactions

The Company is assessed a fee for marketing services provided by Temple-Inland. This expense amounted to $1,754,873 in 2010, $1,363,293 in 2009 and $1,535,480 in 2008, and is included in selling, general and administrative expenses in the accompanying statements of operations. In 2009, Del-Tin received a subsidy of $311,075 from Temple-Inland for purchase of shavings from a certain supplier due to higher prices. This amount is included in the raw material cost. As of January 1, 2011 and January 2, 2010, there were outstanding amounts of $170,318 and $70,524, respectively, payable to Temple-Inland comprised primarily of freight charges, which are included in accounts payable on the accompanying balance sheets. Raw materials purchased from Temple-Inland during 2010, 2009 and 2008 amounted to $37,786, $382,179 and $148,582, respectively.

Under the terms of the MDF Marketing Agreement, the Company’s sales are processed by Temple-Inland. A corresponding receivable is recorded by the Company equal to the outstanding trade receivable balance maintained by Temple-Inland. Funds are transferred to the Company from Temple-Inland based on previous weeks’ sales. All credit risk relating to the Company’s trade receivables remains with Temple-Inland. As of January 1, 2011 and January 2, 2010, the Company’s balance due from Temple-Inland relating to the trade receivables was $2,848,038 and $2,229,886, respectively.

The Company purchases raw materials from Deltic. Total purchases of raw materials amounted to approximately $4,446,000 in 2010, $4,450,000 in 2009 and $4,602,000 in 2008. In relation to these purchases, the Company had outstanding balances payable of $98,513 to Deltic on January 1, 2011 and $74,063 at January 2, 2010, which are included in accounts payable on the accompanying balance sheets.

The Company provides retirement benefits for its employees through two plans administered by Temple-Inland. The obligation and responsibility for the plan resides with Temple-Inland. For the defined contribution plan, the Company’s contributions were $112,890 in 2010, $117,655 in 2009 and $112,163 in 2008. The Company’s contributions were $64,913 in 2010, $66,802 in 2009 and $67,948 in 2008. Employee contributions under the defined contribution plan were $230,363 in 2010, $232,603 in 2009 and $243,206 in 2008.

7.	Major Suppliers

For the year ended January 1, 2011, the Company had purchases from two vendors which represented 29% and 11%, respectively, of total purchases.

For the year ended January 2, 2010, the Company had purchases from two vendors which represented 21% and 10%, respectively, of total purchases.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

January 1, 2011, January 2, 2010 and January 3, 2009

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

At January 1, 2011 and January 2, 2010 and various times throughout these years, the Company maintained cash balances with certain financial institutions in excess of the federal deposit insurance limit.

10.	Subsequent Events Evaluation Date

The Company evaluated the events and transactions subsequent to its January 1, 2011 balance sheet date and, in accordance with FASB ASC 855-10-50, “Subsequent Events,” determined there were no significant events to report through January 20, 2011, which is the date the Company issued its financial statements.

