Form 10-Q
period 2011-03-31
DELTIC TIMBER CORP
filed 2011-05-05
CIK 1022469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of Common Stock, $.01 Par Value, outstanding at March 31, 2011, was 12,565,047.

TABLE OF CONTENTS – FIRST QUARTER 2011 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

    Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited) March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$2,876	3,831
Trade accounts receivable, net of allowance for doubtful accounts of $56 and $72, respectively	5,595	4,604
Other receivables	60	98
Inventories	6,359	6,061
Prepaid expenses and other current assets	4,643	3,593

Total current assets	19,533	18,187

Investment in real estate held for development and sale	56,130	56,101
Investment in Del-Tin Fiber	8,508	8,249
Other investments and noncurrent receivables	478	479
Timber and timberlands – net	227,632	226,090
Property, plant, and equipment – net	32,132	32,557
Deferred charges and other assets	2,498	1,610

Total assets	$346,911	343,273

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$3,203	2,395
Current maturities of long-term debt	1,111	1,111
Accrued taxes other than income taxes	2,404	1,986
Income taxes payable	—	13
Deferred revenues and other accrued liabilities	7,512	10,162

Total current liabilities	14,230	15,667

Long-term debt, excluding current maturities	70,111	65,611
Deferred tax liabilities – net	5,374	5,345
Other noncurrent liabilities	26,411	26,639
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	78,639	79,081
Retained earnings	163,437	164,286
Treasury stock	(8,688)	(10,758)
Accumulated other comprehensive loss	(2,731)	(2,726)

Total stockholders’ equity	230,785	230,011

Total liabilities and stockholders’ equity	$346,911	343,273

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

                    (Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Net sales	$29,395	31,935

Costs and expenses
Cost of sales	21,337	21,464
Depreciation, amortization, and cost of fee timber harvested	3,162	3,049
General and administrative expenses	4,346	3,763

Total costs and expenses	28,845	28,276

Operating income	550	3,659

Equity in earnings of Del-Tin Fiber	537	488
Interest income	7	98
Interest and other debt expense	(965)	(913)
Interest capitalized	23	16
Other income	3	2

Income before income taxes	155	3,350

Income tax expense	(63)	(1,097)

Net income	$92	2,253

Income per common share
Basic	$.01	.18
Diluted	$.01	.18

Dividends declared per common share	$.075	.075

Weighted average common shares outstanding (thousands)
Basic	12,409	12,349
Diluted	12,509	12,396

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                         (Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2011	2010

Operating activities
Net income	$92	2,253
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	3,162	3,049
Deferred income taxes	39	356
Real estate development expenditures	(298)	(394)
Real estate costs recovered upon sale	130	415
Timberland costs recovered upon sale	142	99
Equity in earnings of Del-Tin Fiber	(537)	(488)
Stock-based compensation expense	507	480
Net increase in liabilities for pension and other postretirement benefits	147	246
Net decrease in deferred compensation for stock-based liabilities	(694)	(625)
Increase in operating working capital other than cash and cash equivalents	(3,805)	(817)
Other – changes in assets and liabilities	(120)	(217)

Net cash provided/(required) by operating activities	(1,235)	4,357

Investing activities
Capital expenditures requiring cash, excluding real estate development	(2,822)	(2,438)
Net change in purchased stumpage inventory	(770)	(453)
Advances to Del-Tin Fiber	(597)	(677)
Repayments from Del-Tin Fiber	875	690
Net change in funds held by trustee	—	(25)
Other – net	170	142

Net cash required by investing activities	(3,144)	(2,761)

Financing activities
Proceeds from borrowings	5,500	—
Repayments of notes payable and long-term debt	(1,000)	—
Treasury stock purchases	(55)	(26)
Common stock dividends paid	(941)	(937)
Proceeds from stock option exercises	646	154
Excess tax benefits from stock-based compensation expense	498	60
Deferred financing costs	(1,094)	—
Other – net	(130)	(78)

Net cash provided/(required) by financing activities	3,424	(827)

Net increase/(decrease) in cash and cash equivalents	(955)	769
Cash and cash equivalents at January 1	3,831	4,783

Cash and cash equivalents at March 31	$2,876	5,552

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

                    (Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2011	2010
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2011 and 2010	128	128

Capital in excess of par value
Balance at beginning of period	79,081	78,290
Exercise of stock options	(24)	(4)
Stock based compensation expense	507	480
Restricted stock awards	(1,456)	(1,540)
Tax effect of stock awards	530	60
Restricted stock forfeitures	1	—

Balance at end of period	78,639	77,286

Retained earnings
Balance at beginning of period	164,286	155,638
Net income	92	2,253
Common stock dividends	(941)	(937)

Balance at end of period	163,437	156,954

Treasury stock
Balance at beginning of period – 308,846 and 363,208 shares, respectively	(10,758)	(12,548)
Shares purchased – 869 and 606 shares, respectively	(55)	(26)
Forfeited restricted stock – 34 and no shares, respectively	(1)	—
Shares issued for incentive plans – 60,917 and 49,158 shares, respectively	2,126	1,698

Balance at end of period – 248,832 and 314,656 shares, respectively	(8,688)	(10,876)

Accumulated other comprehensive loss
Balance at beginning of period	(2,726)	(5,209)
Change in other comprehensive income net of tax	(5)	49

Balance at end of period	(2,731)	(5,160)

Total stockholders’ equity	$230,785	218,332

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income

                                           (Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2011	2010
Net income	$92	2,253

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income:
Amortization of prior service cost	2	2
Amortization of actuarial loss	39	128
Amortization of plan amendment	(50)	(50)
Income tax benefit/(expense) related to items of other comprehensive income	4	(31)

Other comprehensive income/(loss)	(5)	49

Comprehensive income	$87	2,302

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by Deltic Timber Corporation (the “Company” or “Deltic”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010. Preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of March 31, 2011, and the results of its operations and cash flows for the three months ended March 31, 2011 and 2010. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Recently Issued Authoritative Accounting Pronouncements and Guidance

Financial Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements,” became effective January 1, 2011, for the Company as to disclosures about changes in Level 3 fair value measurements. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

Financial Accounting Standards Update No. 2009-13, “Multiple - Deliverable Revenue Arrangements” was effective January 1, 2011, for the Company and provides new guidance for revenue recognition for certain arrangements. The impact of the adoption of this guidance had no impact on the Company’s consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2011	Dec. 31, 2010
Logs	$1,623	2,132
Lumber	4,158	3,562
Materials and supplies	578	367

	$6,359	6,061

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2011	Dec. 31, 2010
Short-term deferred tax assets	$2,261	2,265
Refundable income taxes	1,206	809
Prepaid expenses	502	219
Other current assets	674	300

	$4,643	3,593

Note 4 – Investment in Del-Tin Fiber

The Company owns 50 percent of the membership of Del-Tin Fiber LLC (“Del-Tin”), which operates a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas. The Company’s membership in Del-Tin is discussed in more detail in Note 4 – Investment in Del-Tin Fiber, in the Company’s 2010 annual report on Form 10-K.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber (cont.)

At March 31, 2011, and December 31, 2010, the Company’s share of the underlying net assets of Del-Tin exceeded its investment by $15,530,000 and $15,730,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin as of December 31, 2002, which was not recorded by Del-Tin. The equity in earnings of Del-Tin recognized by the Company exceeds its ownership percentage of Del-Tin’s earnings because the difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary.

The financial position for Del-Tin as of the balance sheet dates and results of operations consisted of the following:

Condensed Balance Sheet Information

(Thousands of dollars)	March 31, 2011	Jan. 1, 2011
Current assets	$8,666	7,382
Property, plant, and equipment – net	71,728	72,686
Other noncurrent assets	13	23

Total assets	$80,407	80,091

Current liabilities	$3,331	3,133
Long-term debt	29,000	29,000
Members’ capital	48,076	47,958

Total liabilities and members’ capital	$80,407	80,091

Condensed Income Statement Information

	Three Months Ended March 31,
(Thousands of dollars)	2011	2010
Net sales	$15,132	15,416

Costs and expenses
Cost of sales	12,313	12,810
Depreciation	1,356	1,293
General and administrative expenses	589	597

Total costs and expenses	14,258	14,700

Operating income	874	716
Interest income	53	40
Interest and other debt expense	(251)	(177)
Other loss	—	(8)

Net income	$676	571

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2011	Dec. 31, 2010
Purchased stumpage inventory	$2,068	1,298
Timberlands	92,539	92,472
Fee timber	230,995	228,813
Logging facilities	2,557	2,554

	328,159	325,137
Less accumulated cost of fee timber harvested and facilities depreciation	(101,236)	(99,859)

Strategic timber and timberlands	226,923	225,278
Non-strategic timber and timberlands	709	812

	$227,632	226,090

In 1999, the Company initiated a program to identify non-strategic timberlands for possible sale. As of March 31, 2011 and December 31, 2010, approximately 1,700 and 1,900 acres of non-strategic timberlands were available for sale, respectively. Included in the Woodlands operating income are gains from sales of non-strategic hardwood bottomland of $225,000 and $263,000 for the three months ended March 31, 2011 and 2010, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2011	Dec. 31, 2010
Land	$294	125
Land improvements	6,107	6,107
Buildings and structures	13,656	12,522
Machinery and equipment	98,062	98,039

	118,119	116,793
Less accumulated depreciation	(85,987)	(84,236)

	$32,132	32,557

Note 7 – Indebtedness

On February 4, 2011, the Company amended and extended its unsecured and committed revolving credit facility. Pursuant to the amendment, the term was extended to September 9, 2015; the fixed charge coverage ratio covenant was removed; pricing of the applicable commitment fees and margins was amended; and an option to request an increase in the amount of aggregate revolving commitments by $50,000,000 was continued. As of March 31, 2011, the amount of credit facility available to the Company was $268,500,000. To facilitate the amendment, $1,094,000 in fees were incurred and will be amortized over the length of the agreement, together with the remaining unamortized costs of $266,000.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2011, was 40 percent. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the three months ended March 31, 2011, the Company recognized $4,000 in interest expense from these items. The Company had approximately $24,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at March 31, 2011. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $2,421,000 would benefit the effective rate.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2007.

Note 9 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2011	Dec. 31, 2010
Deferred revenues – current	$3,526	4,176
Vacation accrual	1,006	965
Deferred compensation	979	3,772
All other current liabilities	2,001	1,249

	$7,512	10,162

Note 10 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2011	Dec. 31, 2010
Accumulated postretirement benefit obligation	$9,105	8,989
Excess retirement plan	3,140	3,139
Accrued pension liability	5,532	5,622
Deferred revenue – long term portion	3,644	3,765
Uncertain tax positions liability	3,011	3,011
Other noncurrent liabilities	1,979	2,113

	$26,411	26,639

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2011	2010
Funded qualified retirement plan
Service cost	$256	282
Interest cost	368	407
Expected return on plan assets	(414)	(361)
Amortization of prior service cost	5	5
Recognized actuarial loss	34	108

Net retirement expense	$249	441

Unfunded nonqualified retirement plan
Service cost	$17	33
Interest cost	44	57
Amortization of prior service cost	(3)	(3)
Recognized actuarial loss	5	20

Net retirement expense	$63	107

Other postretirement benefits
Service cost	$88	82
Interest cost	113	117
Amortization of plan amendment	(50)	(50)

Other postretirement benefits expense	$151	149

The Company made contributions to its qualified plan of $300,000 during the first three months of 2011, and expects to continue to fund the plan at the same monthly level over the remainder of 2011. The expected long-term rate of return on pension plan assets is 7.50 percent.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation

The Consolidated Statement of Income for the three months ended March 31, 2011 and 2010, included $507,000 and $480,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.

Assumptions for the valuation of 2011 stock options and restricted stock performance units consisted of the following:

2011
Expected term of options (in years)	6.27
Weighted expected volatility	36.70%
Dividend yield	.62%
Risk-free interest rate performance restricted shares	2.09%
Risk-free interest rate – options	3.79%
Stock price as of valuation date	$63.54
Restricted performance share valuation	$85.56
Grant date fair value – stock options	$20.89

Stock Options – A summary of stock options as of March 31, 2011, and changes during the three- month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	162,455	$43.77
Granted	27,218	63.54
Exercised	(19,123)	33.78
Forfeited/expired	(43)	34.41

Outstanding at March 31, 2011	170,507	$48.05	6.9	$3,204

Exercisable at March 31, 2011	98,995	$46.59	5.5	$2,005

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at March 31, 2011, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of March 31, 2011, there was $1,198,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of March 31, 2011, and changes during the three-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	75,572	$45.51

Granted	19,003	63.54
Vested	(18,769)	53.01
Forfeited	(16)	34.41

Nonvested at March 31, 2011	75,790	$48.17

As of March 31, 2011, there was $2,356,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Performance Units – A summary of nonvested restricted stock performance units as of March 31, 2011, and changes during the three months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	47,562	$52.46

Granted	12,499	85.56
Vested	(10,292)	55.97
Forfeited	(18)	43.48

Nonvested at March 31, 2011	49,751	$60.05

As of March 31, 2011, there was $2,071,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Note 13 – Contingencies

At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Fair Value Measurement

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

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

Nonqualified employee savings plan: Consists of mutual funds, which are valued at the net asset value of shares held by the plan at the balance sheet date, at quoted market prices.

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at March 31, 2011, are presented in the following table:

		Fair Value Measurements at Reporting Date Using
(Thousands of dollars)	March 31, 2011	Quoted prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$928	928	—	—

Long-term debt, including current liabilities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

The following table presents the carrying amounts and estimated fair values of financial instruments at March 31, 2011 and 2010. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	March 31, 2011		March 31, 2010
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$71,222	75,003	$92,333	96,939

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

(Thousands, except per share amounts)	Three Months Ended March 31,
	2011	2010

Net income	$92	2,253

Weighted average number of common shares used in basic EPS	12,409	12,349
Potentially dilutive shares	100	47

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,509	12,396

Earnings per common share
Basic	$.01	.18
Assuming dilution	$.01	.18

Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method. Options to purchase shares, which were outstanding but not included in the computation of diluted earnings per share because the options were anti-dilutive, were 27,218 and 77,534 for the three months ended March 31, 2011 and 2010, respectively. Restricted performance shares, which were outstanding but not included in the computation of diluted earnings per share because they do not meet the metrics established for awarding, were 14,139 and 41,668 at March 31, 2011 and 2010, respectively.

Note 16 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows are as follows:

	Three Months Ended March 31,
(Thousands of dollars)	2011	2010
Income taxes paid in cash	$21	506
Interest paid	207	185

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Supplemental Cash Flow Disclosures (cont.)

Non-cash investing and financing activities excluded from the statement of cash flows include:

	Three Months Ended March 31,
(Thousands of dollars)	2011	2010
Issuance of restricted stock	$1,456	1,540
Land exchanges and capital expenditures accrued, not paid	865	—

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2011	2010
Trade accounts receivable	$(991)	(2,628)
Other receivables	38	38
Inventories	(298)	1,383
Prepaid expenses and other current assets	(944)	(440)
Trade accounts payable	39	245
Accrued taxes other than income taxes	419	453
Deferred revenues and other accrued liabilities	(2,068)	132

	$(3,805)	(817)

Cash flows provided by other operating activities included an increase in deferred mineral lease rental revenue of $450,000, which was received by the Company during the quarter ended March 31, 2011. This deferred amount will be recognized over the term of the lease. There were no such receipts during the quarter ended March 31, 2010.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2011	2010
Net sales
Woodlands	$9,958	9,023
Mills	21,656	24,615
Real Estate	1,723	2,296
Eliminations*	(3,942)	(3,999)

	$29,395	31,935

Income before income taxes
Operating income
Woodlands	$4,694	5,079
Mills	718	2,499
Real Estate	(810)	(714)
Corporate	(4,081)	(3,469)
Eliminations	29	264

Operating income	550	3,659

Equity in earnings of Del-Tin Fiber	537	488
Interest income	7	98
Interest and other debt expense	(965)	(913)
Interest capitalized	23	16
Other income	3	2

	$155	3,350

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,458	1,219
Mills	1,575	1,697
Real Estate	106	112
Corporate	23	21

	$3,162	3,049

Capital expenditures
Woodlands	$2,351	1,423
Mills	1,232	825
Real Estate	323	535
Corporate	70	49

	$3,976	2,832

* Primarily intersegment sales of timber from Woodlands to Mills.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company recorded net income of $.1 million for the first quarter of 2011, compared to net income of $2.3 million for the same period of 2010. The Woodlands segment continues to serve as the core operation of the Company by providing $4.7 million in operating income, which was $.4 million less than the same period in 2010. The decrease was primarily due to lower pine pulpwood revenues related to a decreased average sales price combined with a higher cost of fee timber harvested from additional pine pulpwood harvested, which was partially offset by increased oil and gas lease rentals and net royalty income. The Mills segment reported operating income of $.7 million, a decrease of $1.8 million when compared to the first quarter of 2010, due to a lower average finished lumber sales price and decreased sales volume, which were partially offset by a lower average cost per-unit sold. The Real Estate segment reported a loss of $.8 million in the current-year quarter compared to a loss of $.7 million for the same period of 2010 mainly due to a decrease in residential lot sales activity. The Corporate segment expense was $.5 million higher in the first quarter of 2011 compared to the corresponding period of 2010, due primarily to higher general and administrative expenses associated with employee incentive plan expenses resulting from increased costs related to share-based awards. Deltic owns a 50 percent interest in Del-Tin Fiber, LLC and recorded related equity in earnings of $.5 million in the current quarter, the same as a year ago.

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. The Company’s operating environments are affected by a number of factors including general economic conditions, employment levels, interest rates, credit availability and associated costs, imports, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, and weather conditions. So far in 2011, the housing market continues to be stagnant, even as the U.S. economy gradually shows signs of improvement. Decreased sales prices for existing homes, year-over-year reduced housing starts, stricter lending criteria, and inflationary pressures continue to keep the timber, manufactured wood products, and real estate development industries in the trough of the economic cycle. In addition, excess lumber capacity in the industry is having an adverse impact on lumber prices. Given Deltic’s relative size and the nature of most commodity markets, the Company has little or no control over pricing levels for its lumber products. However, the Company focus is on managing its cost and production efficiencies across all segments, and management will continue to seek opportunities to better control cost while increasing productivity.

The pine sawtimber harvest in the first quarter of 2011 was 146,089 tons, slightly lower than the 146,488 tons harvested in the first quarter of 2010. The average price received for pine sawtimber was $26 per ton in the first quarter of both 2011 and 2010. Pine pulpwood harvested in 2011’s first quarter totaled 125,467 tons at an average sales price of $8 per ton, which compares to 79,379 tons harvested at $16 per ton for the same period of 2010. The 2010 per-ton sales price benefited from wet weather conditions in Deltic’s operating region, which impacted logging conditions causing a decrease in the volume harvested. The Company sold approximately 307 acres of timberland, consisting mostly of non-strategic recreational-use hardwood bottomland, at an average sales price of $1,358 per acre versus 232 acres at $1,587 per acre in 2010’s first quarter. The Woodlands segment reported hunting lease income of $.5 million in the first quarters of both 2011 and 2010.

Deltic’s Woodlands segment also receives revenues from mineral lease rentals and mineral royalty payments, primarily from the Fayetteville Shale Play. In the first quarter of 2011, lease rental income was $.7 million, an increase of $.2 million from the same period of 2010 due primarily to the increased net mineral acres leased in southern Arkansas and north Louisiana late in the fourth quarter of 2010. Oil and gas royalty payments increased $.1 million to $1.1 million in the first quarter of 2011 compared to the first quarter of 2010. The increase was due primarily to increased volumes of natural gas sold. The ultimate benefit to Deltic from mineral leases remains speculative and unknown and is contingent on the level of natural gas and crude oil prices and the successful extraction from wells drilled on Company lands.

The Mills segment sold 62.5 million board feet in the first quarter of 2011, a decrease of 1.2 million board feet when compared to 63.7 million board feet sold in the first quarter a year ago. The average lumber sales price of $266 per thousand board feet received in the current quarter was a $44 per thousand board feet, or 14 percent, decrease from the same period in 2010. These decreases were partially offset by lower raw material log costs and higher hourly productivity rates. However, as with any commodity market, the Company expects the historical lumber market volatility to continue in the future. Deltic plans to continue adjusting production levels to meet market demand.

The Real Estate segment closed three residential lot sales during the first quarter of 2011 with an average per-lot sales price of $85,300 compared to sales of six lots with an average per-lot sales price of $129,600 in 2010’s first quarter. The reduction in the per-lot sales price was due to the mix of lots sold. No commercial acreage sales occurred in either the first quarter of 2011 or 2010. Commercial property located near “The Promenade at Chenal,” an upscale shopping center, and a new lifestyle medical center currently under construction in Chenal Valley continue to receive interest. However, due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict future closing of any commercial real estate transaction.

Operating results for Del-Tin are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. Del-Tin’s operational income of $.5 million during the first quarter of 2011 was the same as in 2010. Regarding the Company’s equity position in Del-Tin, Deltic continues to reduce depreciation expense related to the add-back per thousand square feet manufactured, which relates to the impairment taken by the Company in 2002 that was not recorded at the Del-Tin level. The difference in basis between the Company and Del-Tin is being adjusted to account for Del-Tin’s operating results as if it were a consolidated subsidiary. (For further discussion, refer to Note 4 to the consolidated financial statements.)

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended March 31, 2011 and 2010. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended March 31,
(Millions of dollars, except per share amounts)	2011	2010
Net sales
Woodlands	$10.0	9.0
Mills	21.6	24.6
Real Estate	1.7	2.3
Eliminations	(3.9)	(4.0)

Net sales	$29.4	31.9

Operating income/(loss)
Woodlands	$4.7	5.1
Mills	.7	2.5
Real Estate	(.8)	(.7)
Corporate	(4.0)	(3.5)
Eliminations	—	.3

Operating income	.6	3.7

Equity in earnings of Del-Tin Fiber	.5	.5
Interest income	—	.1
Interest and other debt expense	(.9)	(.9)
Income taxes	(.1)	(1.1)

Net income	$.1	2.3

Income per common share
Basic and diluted	$.01	.18

Consolidated

The $2.2 million decrease in net income from the first quarter of 2010 was the result of lower operating income for the Company’s Woodlands, Mills, and Real Estate segments, increased Corporate general and administrative expenses, and a higher effective tax rate.

Operating income decreased $3.1 million. The Woodlands segment decreased $.4 million due primarily to lower pine pulpwood revenues because of a decreased average sales price combined with an increased cost of fee timber harvested because of additional pine pulpwood harvested, partially offset by increased mineral lease rentals and net royalty revenues. The Mills segment’s operating income decreased $1.8 million due mainly to the lower average lumber sales price. The Real Estate segment’s operating income decreased $.1 million due to fewer lots sold and a lower average per-lot sales price. Corporate expenses were higher due primarily to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended March 31,
	2011	2010
Gross sales (millions of dollars)
Pine sawtimber	$3.8	3.8
Pine pulpwood	1.0	1.2
Hardwood sawtimber	.1	—
Hardwood pulpwood	.2	.2
Oil and gas lease rentals	.7	.5
Oil and gas royalties	1.1	1.0
Hunting leases	.5	.5

Sales volume (thousands of tons)
Pine sawtimber	146.1	146.5
Pine pulpwood	125.5	79.4
Hardwood sawtimber	2.3	1.0
Hardwood pulpwood	27.8	13.3

Sales price (per ton)
Pine sawtimber	$26	26
Pine pulpwood	8	16
Hardwood sawtimber	31	31
Hardwood pulpwood	6	14

Timberland
Net sales (millions of dollars)	$.4	.4
Sales volume (acres)	307	232
Sale price (per acre)	$1,358	1,587

Net sales increased $1 million in 2011 when compared to the 2010 first quarter. Harvest volumes and stumpage prices for pine sawtimber were essentially unchanged from the first quarter of 2010. Current year sales of pine pulpwood decreased $.2 million due to a 50 percent lower per-ton sales price that was partially offset by a 58 percent increase in the harvest volume. Oil and gas lease rental and royalty revenue increased $.2 million over 2010’s amounts. Revenues for hauling stumpage to other mills was $.9 million higher in 2011, due to increased harvest volumes of pine pulpwood, hardwood pulpwood, and hardwood sawtimber. Operating income in 2011 decreased $.4 million from 2010.

Offsetting 2011’s increased net sales were $.2 million in higher cost of fee timber harvested and $.9 million in higher cost for hauling stumpage to other mills.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended March 31,
	2011	2010
Net sales (millions of dollars)
Lumber	$16.6	19.8
Residual by-products	3.9	3.9

Lumber
Finished production (MMBF)	63.6	60.5
Sales volume (MMBF)	62.5	63.7
Sales price (per MBF)	$266	310

Net sales decreased $3 million, or 12 percent, due to a lower average lumber sales price and to a slightly lower lumber sales volume. The average lumber sales price in the first quarter of 2011 decreased $44 from the first quarter of 2010. Operating income for the Mills segment was $1.8 million lower in 2011 due to the drop in the per-unit sales price and volume sold, which was partially offset by a lower per-unit cost of sales mainly because of increased hourly productivity rates and lower raw material log cost.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended March 31,
	2011	2010
Net sales (millions of dollars)
Residential lots	$.3	.8
Chenal Country Club	1.4	1.4

Sales volume
Residential lots	3	6

Average sales price (thousands of dollars)
Residential lots	$85	130

Net sales for the first quarter 2011 decreased $.6 million from the first quarter of 2010 due to a decrease in the number of residential lots closed and a lower average per-lot sales price. The decrease in operating results were due to the decreased residential real estate sales activity, partially offset by lower cost for lots sold and reduced operating expenses.

Corporate

The increase in operating expense for Corporate functions was due to higher general and administrative expenses, primarily employee incentive plan expenses resulting from additional accrued liabilities due to the increase in market value of shares which impacts liability-based awards.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $.1 million to $3.9 million. The decrease was due to a slightly lower transfer price from the Woodlands segment and a small decrease in the volume of logs coming into Deltic sawmills from its fee timberlands. Transfer prices are approximately that of market.

Equity in Del-Tin Fiber

For the first quarter of 2011, Deltic’s equity in Del-Tin was $.5 million, the same as the first quarter of 2010, because sales volumes, sales prices, and per-unit costs have remained fairly constant. Additional selected financial and statistical data for Del-Tin is shown in the following table.

	Quarter Ended March 31,
	2011	2010
Net sales (millions of dollars)	$15.1	15.4
Finished production (MMSF)	30.2	30.4
Board sales (MMSF)	30.2	31.5
Sales price (per MSF)	$501	489

Income Taxes

The effective income tax rate was 40 percent for 2011 and 33 percent for 2010. The effective income tax rate was lower in 2010 because of permanent tax differences and a discrete state tax benefit.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash required by operating activities totaled $1.2 million for the first three months of 2011 compared to $4.4 million provided for the same period of 2010. Changes in operating working capital, other than cash and cash equivalents, required cash of $3.8 million and $.8 million in 2011 and 2010, respectively. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $3.1 million in the current-year period and $2.8 million a year ago. Capital expenditures by segment consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2011	2010
Woodlands, including land exchanges	$2,351	1,423
Mills	1,232	825
Real Estate, including development expenditures	323	535
Corporate	70	49

Capital expenditures	3,976	2,832
Non-cash land exchange and accrued liabilities	(856)	—

Capital expenditures requiring cash	$3,120	2,832

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations used cash of $.8 million in 2011 and $.5 million in 2010. The Company advanced Del-Tin Fiber $.6 million in the first quarter of 2011, and received repayments of $.9 million. This compares to advances and repayments of $.7 million in the same period of 2010. Funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, were unchanged in the first quarter of 2011 and 2010. Deltic received proceeds from other investing activities of $.1 million in both 2011 and 2010. Deltic had $4.5 million in net borrowings in 2011 versus no borrowings or repayments in 2010. The Company incurred $1.1 million in fees to facilitate an amendment and extension of its unsecured and committed revolving credit facility in 2011, while there were no such costs in 2010. The Company had purchases of treasury stock in 2011 of $.1 million and no purchases in 2010. Deltic paid dividends on common stock of $.9 million during both 2011 and 2010. Proceeds from stock option exercises and related tax benefits in 2011 increased $.9 million from 2010.

Financial Condition

Working capital totaled $5.3 million at March 31, 2011, and $2.5 million at December 31, 2010. Deltic’s working capital ratio at March 31, 2011 was 1.37 to 1, compared to 1.16 to 1 at the end of 2010. Cash and cash equivalents at the end of the first quarter of 2011 decreased $.9 million from December 31, 2010. Deltic’s long-term debt to stockholders’ equity ratio was .304 to 1 at March 31, 2011 and .285 to 1 at December 31, 2010.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $297.5 million, inclusive of a $50 million letter of credit feature. The agreement was amended on February 4, 2011, and will expire on September 9, 2015. As of March 31, 2011, $268.5 million was available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 7 to the consolidated financial statements and Note 9 to the consolidated financial statements included in the Company’s 2010 annual report on Form 10-K.)

The table below sets forth the covenants in the credit facility and status with respect to these covenants as of March 31, 2011 and December 31, 2010.

	Covenants Requirements	Actual Ratios at March 31, 2011	Actual Ratios at Dec. 31, 2010
Leverage ratio should be less than:[1]	.65 to 1	.273 to 1	.263 to 1
Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value:[2]	n/a	33.65%	33.57%

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

[2]

Timber market value must be greater than 175 percent of total debt (as defined in (1) above.) The timber market value is calculated by multiplying the average price received for sales of timber for the preceding four quarters by current quarter’s ending inventory of timber. This covenant is applied at the end of the quarter on a rolling four-quarter basis.

Based on management’s current operating projections, the Company believes it will remain in compliance with the debt covenants and have sufficient liquidity to finance operations and pay all obligations. However, depending on future market conditions and the possibility of the return of economic deterioration, the Company may need to request amendments, or waivers for the covenants, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, or negotiate agreeable refinancing terms should it become needed.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of March 31, 2011, the Company had expended $14.6 million under this program, with the purchase of 370,530 shares at an average cost of $39.28 per share; no shares were purchased in 2011 or 2010, 35,571 shares were purchased in 2009, 129,996 shares were purchased in 2008, 101,914 shares were purchased under this program in 2007, and seven shares in 2006. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($14.5 million at March 31, 2011) of Del-Tin’s obligation under its credit agreement. Deltic considers the current status of the payment/performance risk of this guarantee to be low based on the length of time remaining on the guarantee.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 15 to the consolidated financial statements included in the Company’s 2010 annual report on Form 10-K.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2011	2012 to 2013	2014 to 2015	After 2015
Contractual cash payment obligations
Real estate development committed capital costs	$3.3	.1	2.6	.6	—
Woodlands land acquisition and committed capital costs	.1	.1	—	—	—
Mills committed capital costs	.2	.2	—	—	—
Long-term debt	71.2	1.1	1.1	29.0	40.0
Interest on debt*	17.2	3.1	6.0	5.8	2.3
Retirement plans	15.5	.9	2.7	3.0	8.9
Other postretirement benefits	5.2	.3	.8	1.0	3.1
Unrecognized tax benefits	3.0	1.2	.6	1.2	—
Other liabilities	2.9	1.9	1.0	—	—

	$118.6	8.9	14.8	40.6	54.3

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$14.8	—	14.8	—	—
Timber cutting agreements	.1	—	.1	—	—
Letters of credit	.6	—	.2	.3	.1

	$15.5	—	15.1	.3	.1

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2010 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 1 to the consolidated financial statements.)

Outlook

Pine sawtimber harvest levels are expected to be 150,000 to 175,000 tons in the second quarter of 2011 and 550,000 to 600,000 tons for the year. Finished lumber sales volume will continue to be subject to market conditions, and is estimated at 60 to 70 million board feet for the second quarter and 230 to 270 million board feet for the year. Residential lot sales are projected to be 5 to 10 lots and 20 to 40 lots for the second quarter and the year, respectively. Although commercial acreage within Chenal Valley continues to receive interest, because of its highly uncertain nature and the significant number of factors involved, the Company is unable to predict the closing of any commercial real estate transactions at this time.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in item 7A of Part II of its 2010 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

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

Based on their evaluation as of March 31, 2011, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2010 annual report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
Jan. 1 through Jan. 31, 2011	—	—	—	$20,434,011
Feb. 1 through Feb. 28, 2011	869[2]	$63.45	—	$20,434,011
Mar. 1 through Mar. 31, 2011	—	—	—	$20,434,011

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

DELTIC TIMBER CORPORATION

Date:	May 4, 2011	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date:	May 4, 2011	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date:	May 4, 2011	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)