Form 10-Q/A
period 2011-03-31
DELTIC TIMBER CORP
filed 2011-06-03
CIK 1022469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Deltic Timber Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Securities and Exchange Commission on May 5, 2011, (“Form 10-Q”). The sole purpose of this Amendment is to furnish the interactive data files as Exhibit 101 in accordance with Rule 405 (a)(2) of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in Extensible Business Reporting Language (“XBRL”).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive date files furnished as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.    Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit

101	Interactive Data: The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Stockholders’ Equity; (5) the Consolidated Statements of Other Comprehensive Income; and (6) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date:	June 3, 2011	By:	/s/ Ray C. Dillon
Ray C. Dillon, President (Principal Executive Officer)

Date:	June 3, 2011	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President, Finance and Administration (Principal Financial Officer)

Date:	June 3, 2011	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller (Principal Accounting Officer)

4