Form 10-Q
period 2011-06-30
DELTIC TIMBER CORP
filed 2011-08-05
CIK 1022469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of Common Stock, $.01 Par Value, outstanding at July 31, 2011, was 12,586,576.

TABLE OF CONTENTS – SECOND QUARTER 2011 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited) June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$3,819	3,831
Trade accounts receivable, net of allowance for doubtful accounts of $59 and $72, respectively	4,989	4,604
Other receivables	55	98
Inventories	5,960	6,061
Prepaid expenses and other current assets	3,811	3,593

Total current assets	18,634	18,187

Investment in real estate held for development and sale	55,276	56,101
Investment in Del-Tin Fiber	7,832	8,249
Other investments and noncurrent receivables	962	479
Timber and timberlands – net	226,842	226,090
Property, plant, and equipment – net	31,721	32,557
Deferred charges and other assets	2,527	1,610

Total assets	$343,794	343,273

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$2,872	2,395
Current maturities of long-term debt	1,111	1,111
Accrued taxes other than income taxes	2,812	1,986
Income taxes payable	5	13
Deferred revenues and other accrued liabilities	8,529	10,162

Total current liabilities	15,329	15,667

Long-term debt, excluding current maturities	63,556	65,611
Deferred tax liabilities – net	5,614	5,345
Other noncurrent liabilities	26,821	26,639
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	79,416	79,081
Retained earnings	163,604	164,286
Treasury stock	(7,937)	(10,758)
Accumulated other comprehensive loss	(2,737)	(2,726)

Total stockholders’ equity	232,474	230,011

Total liabilities and stockholders’ equity	$343,794	343,273

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

                    (Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$32,268	38,937	61,663	70,872

Costs and expenses
Cost of sales	22,506	23,636	43,843	45,100
Depreciation, amortization, and cost of fee timber harvested	2,906	3,370	6,068	6,419
General and administrative expenses	3,269	4,721	7,615	8,484

Total costs and expenses	28,681	31,727	57,526	60,003

Operating income	3,587	7,210	4,137	10,869

Equity in earnings of Del-Tin Fiber	330	2,203	867	2,691
Interest income	10	30	17	128
Interest and other debt expense, net of capitalized interest	(997)	(892)	(1,939)	(1,789)
Other income	72	50	75	52

Income before income taxes	3,002	8,601	3,157	11,951

Income tax expense	(947)	(3,008)	(1,010)	(4,105)

Net income	$2,055	5,593	2,147	7,846

Income per common share
Basic	$.16	.45	.17	.63
Diluted	$.16	.45	.17	.63

Dividends per common share
Paid	$.075	.075	.150	.150
Declared	$.150	.150	.225	.225

Weighted average common shares outstanding (thousands)
Basic	12,455	12,368	12,432	12,359
Diluted	12,511	12,415	12,507	12,429

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income

                                             (Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2011	2010
Net income	$2,147	7,846

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income:
Amortization of prior service cost	4	4
Amortization of actuarial loss	77	256
Amortization of plan amendment	(99)	(99)
Income tax benefit/(expense) related to items of other comprehensive income	7	(63)

Other comprehensive income/(loss)	(11)	98

Comprehensive income	$2,136	7,944

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                    (Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$2,147	7,846
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	6,068	6,419
Deferred income taxes	133	(440)
Real estate development expenditures	(508)	(906)
Real estate costs recovered upon sale	1,019	552
Timberland costs recovered upon sale	510	321
Equity in earnings of Del-Tin Fiber	(867)	(2,691)
Stock-based compensation expense	1,034	977
Net increase in liabilities for pension and other postretirement benefits	18	422
Net decrease in deferred compensation for stock-based liabilities	(827)	(504)
(Increase)/decrease in operating working capital other than cash and cash equivalents	(976)	1,741
Other – changes in assets and liabilities	504	251

Net cash provided by operating activities	8,255	13,988

Investing activities
Capital expenditures requiring cash, excluding real estate development	(5,115)	(5,172)
Net change in purchased stumpage inventory	(1,026)	(300)
Advances to Del-Tin Fiber	(966)	(691)
Repayments from Del-Tin Fiber	2,250	2,970
Net change in funds held by trustee	(554)	3,067
Other – net	419	553

Net cash provided/(required) by investing activities	(4,992)	427

Financing activities
Proceeds from borrowings	7,500	2,000
Repayments of notes payable and long-term debt	(9,555)	(14,556)
Treasury stock purchases	(55)	(26)
Common stock dividends paid	(1,885)	(1,875)
Proceeds from stock option exercises	1,488	164
Excess tax benefits from stock-based compensation expense	630	57
Deferred financing costs	(1,094)	—
Other – net	(304)	(159)

Net cash required by financing activities	(3,275)	(14,395)

Net increase/(decrease) in cash and cash equivalents	(12)	20
Cash and cash equivalents at January 1	3,831	4,783

Cash and cash equivalents at June 30	$3,819	4,803

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

                    (Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2011	2010
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2011 and 2010	128	128

Capital in excess of par value
Balance at beginning of period	79,081	78,290
Exercise of stock options	67	(3)
Stock based compensation expense	1,034	977
Restricted stock awards	(1,456)	(1,540)
Tax effect of stock awards	689	60
Restricted stock forfeitures	1	—

Balance at end of period	79,416	77,784

Retained earnings
Balance at beginning of period	164,286	155,638
Net income	2,147	7,846
Common stock dividends declared	(2,829)	(2,812)

Balance at end of period	163,604	160,672

Treasury stock
Balance at beginning of period – 308,846 and 363,208 shares, respectively	(10,758)	(12,548)
Shares purchased – 869 and 606 shares, respectively	(55)	(26)
Forfeited restricted stock – 34 and no shares, respectively	(1)	—
Shares issued for incentive plans – 82,446 and 49,421 shares, respectively	2,877	1,707

Balance at end of period – 227,303 and 314,393 shares, respectively	(7,937)	(10,867)

Accumulated other comprehensive loss
Balance at beginning of period	(2,726)	(5,209)
Change in other comprehensive income/(loss), net of tax	(11)	98

Balance at end of period	(2,737)	(5,111)

Total stockholders’ equity	$232,474	222,606

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

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of June 30, 2011, and the results of its operations and cash flows for the three months and six months ended June 30, 2011 and 2010. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Recently Issued Accounting Pronouncements

Financial Accounting Standards update No. 2010-06, “Improving Disclosures about Fair Value Measurements” became effective January 1, 2011, for the Company as to disclosures about changes in Level 3 Fair Value measurements. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

Financial Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” was effective January 1, 2011, for the Company and provides new guidance for revenue recognition for certain arrangements. The impact of the adoption of this guidance had no impact on the Company’s consolidated financial statements.

Financial Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)” becomes effective January 1, 2012, for the Company. The new guidance will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS standards. The Company is currently evaluating the impact on reporting requirements.

Financial Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” becomes effective January 1, 2012, for the Company and is intended to increase the prominence of other comprehensive income in the financial statements. The adoption of this guidance will have little impact on the Company’s consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2011	Dec. 31, 2010

Logs	$2,118	2,132
Lumber	3,322	3,562
Materials and supplies	520	367

	$5,960	6,061

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2011	Dec. 31, 2010

Short-term deferred tax assets	$2,326	2,265
Refundable income taxes	535	809
Prepaid expenses	321	219
Other current assets	629	300

	$3,811	3,593

Note 4 – Investment in Del-Tin Fiber

The Company owns 50 percent of the membership of Del-Tin Fiber LLC (“Del-Tin Fiber”), which operates a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas. The Company’s membership in Del-Tin Fiber is discussed in more detail in Note 4 – Investment in Del-Tin Fiber, in the Company’s 2010 annual report on Form 10-K.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber, which included both a five-year term loan and a long-term bond obligation. In connection with the bond obligation, Del-Tin Fiber obtained a letter of credit in support of the bond obligation and both Deltic and the other joint venture partner agreed to guarantee Del-Tin Fiber’s performance under the letter of credit at inception. The Company’s guarantee under the letter of credit was scheduled to expire on August 31, 2011, but on July 21, 2011, it was renewed and now will expire on August 31, 2016. In connection with the issuance of Deltic’s original guarantee of the letter of credit, the fair value of the guarantee of the bonds was determined to be de minimus. In reviewing the payment/performance risk associated with this guarantee, Deltic continues to consider the risk minimal based on Del-Tin Fiber’s balance sheet, past performance, and length of time remaining on the guarantee.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber (cont.)

At June 30, 2011, and December 31, 2010, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $15,343,000 and $15,730,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin Fiber. The equity in earnings of Del-Tin Fiber recognized by the Company exceeds its ownership percentage of Del-Tin Fiber’s earnings because the difference in basis between the Company and Del-Tin Fiber is being adjusted to account for Del-Tin Fiber’s operating results as if it were a consolidated subsidiary.

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations consisted of the following:

Condensed Balance Sheet Information

(Thousands of dollars)	June 30, 2011	Jan. 1, 2011
Current assets	$8,778	7,382
Property, plant, and equipment – net	70,631	72,686
Other noncurrent assets	3	23

Total assets	$79,412	80,091

Current liabilities	$4,061	3,133
Long-term debt	29,000	29,000
Members’ capital	46,351	47,958

Total liabilities and members’ capital	$79,412	80,091

Condensed Income Statement Information

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2011	2010	2011	2010
Net sales	$14,906	21,049	30,038	36,465

Costs and expenses
Cost of sales	12,468	14,712	24,781	27,522
Depreciation	1,459	1,524	2,815	2,817
General and administrative expenses	568	747	1,157	1,344

Total costs and expenses	14,495	16,983	28,753	31,683

Operating income	411	4,066	1,285	4,782
Interest income	55	58	108	98
Interest and other debt expenses	(263)	(192)	(514)	(369)
Other income/(loss)	20	(46)	20	(54)

Net income	$223	3,886	899	4,457

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2011	Dec. 31, 2010
Purchased stumpage inventory	$2,324	1,298
Timberlands	92,711	92,472
Fee timber	231,373	228,813
Logging facilities	2,557	2,554

	328,965	325,137
Less accumulated cost of fee timber harvested and facilities depreciation	(102,464)	(99,859)

Strategic timber and timberlands	226,501	225,278
Non-strategic timber and timberlands	341	812

	$226,842	226,090

In 1999, the Company initiated a program to identify non-strategic timberlands for possible sale. As of June 30, 2011 and December 31, 2010, approximately 875 and 1,900 acres of non-strategic timberlands were available for sale, respectively. Included in the Woodlands operating income are gains from sales of non-strategic hardwood bottomland of $793,000 and $856,000 for the three months ended June 30, 2011 and 2010, respectively, and $1,018,000 and $1,119,000 for the six months ended June 30, 2011 and 2010, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2011	Dec. 31, 2010
Land	$357	125
Land improvements	6,112	6,107
Buildings and structures	13,680	12,522
Machinery and equipment	99,215	98,039

	119,364	116,793
Less accumulated depreciation	(87,643)	(84,236)

	$31,721	32,557

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Indebtedness

On February 4, 2011, the Company amended and extended its unsecured and committed revolving credit facility. Pursuant to the amendment, the term was extended to September 9, 2015; the fixed charge coverage ratio covenant was removed; pricing of the applicable commitment fees and margins was amended; and an option to request an increase in the amount of aggregate revolving commitments by $50,000,000 was continued. As of June 30, 2011, the amount of credit facility available to the Company, inclusive of a $50,000,000 letter of credit feature, was $274,500,000. To facilitate the amendment, $1,094,000 in fees were incurred and will be amortized over the length of the agreement, together with the remaining unamortized costs of $266,000.

Note 8 – Income Taxes

The Company’s effective tax rate for the three months and six months ended June 30, 2011, was 32 percent. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the six months ended June 30, 2011, the Company recognized $8,000 in interest expense from these items. The Company had approximately $30,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at June 30, 2011. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $2,421,000 would benefit the effective rate.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2007.

Note 9 – Deferred Revenue and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2011	Dec. 31, 2010
Deferred revenues – current	$4,384	4,176
Dividend payable	944	—
Vacation accrual	1,046	965
Deferred compensation	842	3,772
All other current liabilities	1,313	1,249

	$8,529	10,162

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2011	Dec. 31, 2010
Accumulated postretirement benefit obligation	$9,224	8,989
Excess retirement plan	3,141	3,139
Accrued pension liability	5,445	5,622
Deferred revenue – long-term portion	4,204	3,765
Uncertain tax positions liability	3,011	3,011
Other noncurrent liabilities	1,796	2,113

	$26,821	26,639

Note 11 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2011	2010	2011	2010
Funded qualified retirement plan
Service cost	$257	283	513	565
Interest cost	367	407	735	814
Expected return on plan assets	(414)	(361)	(828)	(722)
Amortization of prior service cost	5	4	10	9
Amortization of actuarial loss	33	108	67	216

Net retirement expense	$248	441	497	882

Unfunded nonqualified retirement plan
Service cost	$17	33	34	66
Interest cost	44	57	88	114
Amortization of prior service cost	(3)	(2)	(6)	(5)
Amortization of actuarial loss	5	20	10	40

Net retirement expense	$63	108	126	215

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Employee and Retiree Benefit Plans (cont.)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2011	2010	2011	2010
Other postretirement benefits
Service cost	$87	82	175	164
Interest cost	112	116	225	233
Amortization of plan amendment	(49)	(49)	(99)	(99)

Net other postretirement benefits expense	$150	149	301	298

The Company made contributions to its qualified plan of $600,000 during the first six months of 2011, and expects to continue to fund the plan at the same level over the remainder of 2011. The expected long-term rate of return on pension plan assets is 7.50 percent.

Note 12 – Stock-Based Compensation

The Consolidated Statement of Income for the three months ended June 30, 2011 and 2010, included $527,000 and $497,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the six months ended June 30, 2011 and 2010, the amounts were $1,034,000 and $977,000, respectively.

Assumptions for the valuation of 2011 stock options and restricted stock performance units consisted of the following:

2011
Expected term of options (in years)	6.27
Weighted expected volatility	36.70%
Dividend yield	.62%
Risk-free interest rate – performance restricted shares	2.09%
Risk-free interest rate – options	3.79%
Stock price as of valuation date	$63.54
Restricted performance share valuation	$85.56
Grant date fair value – stock options	$20.89

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Stock Options – A summary of stock options as of June 30, 2011, and changes during the six-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	162,455	$43.77
Granted	27,218	63.54
Exercised	(40,652)	36.61
Forfeited	(43)	34.41

Outstanding at June 30, 2011	148,978	$49.34	7.0	$917

Exercisable at June 30, 2011	77,466	$48.67	5.6	$390

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2011, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of June 30, 2011, there was $1,066,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of June 30, 2011, and changes during the six-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	75,572	$45.51
Granted	19,003	63.54
Vested	(18,769)	53.01
Forfeited	(16)	34.41

Nonvested at June 30, 2011	75,790	$48.17

As of June 30, 2011, there was $2,117,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.1 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Performance Units – A summary of nonvested restricted stock performance units as of June 30, 2011, and changes during the six months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	47,562	$52.46

Granted	12,499	85.56
Vested	(10,292)	55.97
Forfeited	(18)	43.48

Nonvested at June 30, 2011	49,751	$60.05

As of June 30, 2011, there was $1,869,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Fair Value Measurement (cont.)

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at June 30, 2011, are presented in the following table:

		Fair Value Measurements at Reporting Date Using
(Thousands of dollars)	June 30, 2011	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$775	775	—	—

Long-term debt, including current liabilities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

The following table presents the carrying amounts and estimated fair values of financial instruments at June 30, 2011 and 2010. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	June 30, 2011		June 30, 2010
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$64,667	66,895	79,778	85,250

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share amounts)	2011	2010	2011	2010
Net income	$2,055	5,593	2,147	7,846

Weighted average number of common shares used in basic EPS	12,455	12,368	12,432	12,359
Potentially dilutive shares	56	47	75	70

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,511	12,415	12,507	12,429

Earnings per common share
Basic	$.16	.45	.17	.63
Assuming dilution	$.16	.45	.17	.63

Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the diluted effect of common stock equivalents using the treasury stock method. Options to purchase shares, which were outstanding but not included in the computation of diluted earnings per share because the options were anti-dilutive, were 27,218 and 77,534 for the three months and six months ended June 30, 2011 and 2010, respectively. Restricted performance shares, which were outstanding but not included in the computation of diluted earnings per share because they do not meet the metrics established for awarding, were 49,751 and 30,259 at June 30, 2011 and 2010, respectively

Note 16 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Six Months Ended June 30,
(Thousands of dollars)	2011	2010
Income taxes paid in cash	$40	3,750
Interest paid	1,785	1,690

Capital expenditures for the six months ended June 30, 2011 and 2010 included capitalized interest of $51,000 and $33,000, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Supplemental Cash Flow Disclosures (cont.)

Non-cash investing and financing activities excluded from the statement of cash flows include:

	Six Months Ended June 30,
(Thousands of dollars)	2011	2010
Issuance of restricted stock	$1,456	1,540
Land exchanges and capital expenditures accrued, not paid	380	—

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2011	2010
Trade accounts receivable	$(384)	(1,190)
Other receivables	43	14
Inventories	101	(297)
Prepaid expenses and other current assets	(57)	(313)
Trade accounts payable	184	174
Accrued taxes other than income taxes	826	828
Deferred revenues and other accrued liabilities	(1,689)	2,525

	$(976)	1,741

Cash flows provided by other operating activities included an increase in deferred mineral lease rental revenue of $1,666,000 and $661,000, which was received by the Company during the six months ended June 30, 2011 and 2010, respectively. This deferred amount will be recognized over the term of the lease.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2011	2010	2011	2010
Net sales
Woodlands	$10,520	11,416	20,478	20,439
Mills	20,568	29,896	42,224	54,511
Real Estate	5,413	2,432	7,136	4,728
Eliminations*	(4,233)	(4,807)	(8,175)	(8,806)

	$32,268	38,937	61,663	70,872

Income before income taxes
Operating income/(loss)
Woodlands	$5,605	6,458	10,299	11,537
Mills	(850)	6,204	(132)	8,703
Real Estate	1,681	(537)	871	(1,251)
Corporate	(2,986)	(4,443)	(7,067)	(7,912)
Eliminations	137	(472)	166	(208)

Operating income	3,587	7,210	4,137	10,869

Equity in earnings of Del-Tin Fiber	330	2,203	867	2,691
Interest income	10	30	17	128
Interest and other debt expense, net of capitalized interest	(997)	(892)	(1,939)	(1,789)
Other income	72	50	75	52

	$3,002	8,601	3,157	11,951

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,288	1,583	2,746	2,802
Mills	1,489	1,657	3,064	3,354
Real Estate	109	112	215	224
Corporate	20	18	43	39

	$2,906	3,370	6,068	6,419

Capital expenditures
Woodlands	$563	911	2,914	2,334
Mills	1,050	1,583	2,282	2,408
Real Estate	410	680	733	1,215
Corporate	4	72	74	121

	$2,027	3,246	6,003	6,078

*Primarily intersegment sales of timber from Woodlands to Mills.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $2 million for the second quarter of 2011, compared to $5.5 million for the same period of 2010. The decrease from the prior year was mainly due to reduced financial results for the Mills segment, which reported a loss of $.8 million during the current period, a $7 million decrease from the second quarter of 2010’s earnings of $6.2 million. The average sales price for lumber dropped $100 per thousand board feet (“MBF”) from the second quarter of 2010, as the prior-year quarter’s prices benefitted from supply-side disruptions caused by abnormally wet weather conditions. The Woodlands segment, Deltic’s core operation, reported operating income of $5.6 million, a decrease of $.8 million from the $6.4 million reported a year ago. This was primarily caused by a lower per-ton sales price for pine sawtimber, pine pulpwood, and hardwood pulpwood harvested. The Real Estate segment had operating income of $1.7 million, an increase of $2.2 million from 2010’s second quarter loss of $.5 million. The increase was due primarily to the sale of a 26-acre commercial site and to an increase in the number of residential lots sold in the current-year quarter. The Corporate segment’s general and administrative expenses were $1.3 million lower during the current-year quarter than in the same period a year ago, mainly due to lower employee incentive plan expenses. Deltic owns a 50 percent interest in Del-Tin Fiber LLC (“Del-Tin Fiber”) and recorded equity income of $.4 million for the second quarter of 2011, a $1.8 million decrease from the same period of 2010. The decrease was due to lower sales volumes and a lower per-unit sales price, as the second quarter of 2010 benefitted from an interruption in the supply of MDF moldings from Chile, which experienced an earthquake in February of 2010.

The majority of Deltic’s operations are within the commodity-based wood and wood products sector. In addition, the Company has a significant diversification in real estate development on a portion of its landholdings. The Company’s operating environments are affected by a number of factors including general economic conditions, employment levels, interest rates, credit availability and associated costs, imports, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, and weather conditions. Financial uncertainties continue to have a negative effect on the U.S. and world economies, as well as markets in which the Company operates. These uncertainties combined with high unemployment, stricter credit criteria, above-average levels of pre-owned home inventory, and the potential for higher inflation have caused housing starts to languish below historical averages. The weak residential real estate market continues to have a negative impact on Deltic’s core business segments. Because of the Company’s relative size and the nature of most commodity markets, it has little or no control over pricing or demand levels for its lumber products. Nevertheless, the Company will look for ways to improve operating efficiencies, control manufacturing costs, and manage production levels to meet market demand, as well as continue to seek ways to reduce other costs.

For the second quarter of 2011, the pine sawtimber harvest was essentially unchanged at 169,199 tons, when compared to the 2010 second quarter harvest of 169,290 tons. The average per-ton sales price decreased 14 percent, to $24 per ton, from the 2010 second quarter per-ton price of $28. The pine pulpwood harvest of 101,922 tons was an increase of 5,827 tons from the harvest in the second quarter of 2010. But, the average sales price received for pine pulpwood sold decreased $5 per ton when compared to 2010’s sales price of $13 per ton, as the wet weather conditions that existed in the second quarter of 2010 disrupted pulpwood supply. The Company sold approximately 794 acres of recreational-use hardwood bottomland at an average sales price of $1,474 per acre during the second quarter of 2011 compared to sales of 520 acres at an average price of $2,085 per acre for the same period of 2010. Hunting lease income was $.5 million for the second quarters of both 2011 and 2010.

Deltic’s Woodlands segment also receives revenues from mineral lease rentals and mineral royalty payments, which are primarily from the Fayetteville Shale Play. In the second quarter of 2011, lease rental income was $.7 million, an increase of $.2 million from the same period of 2010, due primarily to acreage leased in southern Arkansas and north Louisiana late in the fourth quarter of 2010. Oil and gas royalty payments were $1.1 million in the second quarters of both 2011 and 2010. The ultimate benefit to Deltic from mineral leases remains speculative and unknown and is contingent on the level of natural gas and crude oil prices and the successful extraction from wells drilled on Company lands.

The average lumber sales price in the second quarter of 2011 was $245 per thousand board feet, a $100 per thousand board feet, or 29 percent, lower price when compared to the same period in 2010. In the second quarter of 2010, the Mills segment benefitted from a lumber supply shortage that began in early 2010. The Company capitalized on the higher lumber prices during that timeframe, which was the primary reason for the year-over-year decrease in the average per-unit sales price. The Mills segment sold 64.9 million board feet in the second quarter of 2011, a decrease of 4.9 million board feet when compared to 69.8 million board feet sold in the second quarter a year ago, as the Company reduced operating hours to reduce lumber production to match demand. These decreases were partially offset by lower raw material log costs and higher hourly productivity rates. However, as with any commodity market, the Company expects the historical lumber market volatility to continue in the future. Deltic plans to continue adjusting production levels to meet market demand.

The Real Estate segment closed 11 residential lot sales during the second quarter of 2011 with an average per-lot sales price of $65,500 compared to sales of four lots with an average per-lot sales price of $48,200 in 2010’s second quarter. The change in the per-lot sales price was due to the mix of lots sold. During the second quarter of 2011, there was a commercial real estate sale of 26 acres with an average sales price of $101,000 per acre to be used for construction of a multifamily development, compared to no commercial acreage sales in the second quarter of 2010. Commercial real estate acreage within Chenal Valley continue to receive interest, especially property located near “The Promenade at Chenal,” an upscale shopping center, and a new lifestyle medical center currently under construction. However, due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing of any commercial real estate transaction.

Operating results for Del-Tin Fiber are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. Equity in earnings of Del-Tin Fiber of $.4 million during the second quarter of 2011 was a decrease of $1.8 million from the second quarter of 2010. This decrease was due to a lower sales volume and per-unit price for MDF sold during the quarter. During 2010, there was an interruption in the supply of molding imported into the U.S. from Chile, which was caused by an earthquake there in February of 2010. Del-Tin Fiber was temporarily able to fill some of the demand as building supply retailers turned to U.S. manufacturers of MDF moldings to fill their inventory requirements. Regarding the Company’s equity position in Del-Tin Fiber, Deltic continues to reduce depreciation expense related to the add-back per thousand square feet manufactured, which relates to the impairment taken by the Company in 2002 that was not recoded at the Del-Tin Fiber level. The difference in basis between the Company and Del-Tin Fiber is being adjusted to account for Del-Tin Fiber’s operating results as if it were a consolidated subsidiary. (For further discussion, refer to Note 4 to the consolidated financial statements.)

Results of Operations

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended June 30, 2011 and 2010. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended June 30,
(Millions of dollars, except per share amounts)	2011	2010
Net sales
Woodlands	$10.5	11.5
Mills	20.6	29.9
Real Estate	5.4	2.4
Eliminations	(4.2)	(4.8)

Net sales	$32.3	39.0

Operating income
Woodlands	$5.6	6.4
Mills	(.8)	6.2
Real Estate	1.7	(.5)
Corporate	(3.1)	(4.4)
Eliminations	.1	(.5)

Operating income	3.5	7.2

Equity in earnings of Del-Tin Fiber	.4	2.2
Interest and other debt expense	(1.0)	(.9)
Income taxes	(.9)	(3.0)

Net income	$2.0	5.5

Income per common share
Basic and diluted	$.16	.45

Consolidated

The $3.5 million reduction in net income was primarily due to decreased financial results for the Woodlands and Mills segments and a lower amount of equity in earnings from Del-Tin Fiber, partially offset by improved operating results for the Real Estate segment and lower Corporate general and administrative expenses.

Operating income decreased $3.7 million. The Woodlands segment’s operating income was $.8 million less than the prior year mainly due to lower prices received for pine sawtimber and for both pine and hardwood pulpwood. The Mills segment’s operating results were $7 million lower due primarily to a $100, or 29 percent, decrease in the average sales price per MBF of lumber sold, combined with a seven percent decrease in lumber sales volume. The Real Estate segment’s results increased $2.2 million due to the sale of a 26-acre commercial multifamily site and an increase in the number of residential lots sold. Corporate expense decreased $1.3 million due to lower general and administrative expenses, primarily employee incentive plan expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended June 30,
	2011	2010
Net sales (millions of dollars)
Pine sawtimber	$4.1	4.7
Pine pulpwood	.8	1.2
Hardwood sawtimber	.1	.2
Hardwood pulpwood	.2	.5
Oil and gas lease rentals	.7	.5
Oil and gas royalties	1.1	1.1
Hunting leases	.5	.5

Sales volume (thousands of tons)
Pine sawtimber	169.2	169.3
Pine pulpwood	101.9	96.1
Hardwood sawtimber	2.6	4.4
Hardwood pulpwood	31.0	29.5

Sales price (per ton)
Pine sawtimber	$24	28
Pine pulpwood	8	13
Hardwood sawtimber	30	36
Hardwood pulpwood	6	15

Timberland
Net sales (millions of dollars)	$1.2	1.1
Sales volume (acres)	794	520
Sales price (per acre)	$1,500	2,100

Net sales decreased $1 million in the second quarter of 2011 when compared to the 2010 second quarter. Sales of pine sawtimber decreased $.6 million due to a lower average sales price of $24 per ton, which was 14 percent less than the $28 per ton received in the second quarter of 2010. Sales of pine pulpwood decreased $.4 million due to a 38 percent decrease in the average per-ton sales price, partially offset by an increase in volume of six percent resulting from improved logging conditions. Revenues from hardwood pulpwood were down $.3 million due to a 60 percent lower average per-ton sales price, which was partially offset by a higher harvest volume resulting from improved logging conditions. Revenues from easements and rights-of-way were $.2 million lower in 2011 versus 2010. Oil and gas lease rentals increased $.2 million when compared to the same period of 2010. Revenues from hauling stumpage to other mills increased $.4 million from the second quarter of 2010. Operating income was $5.6 million in the second quarter of 2011 compared to $6.4 million in the second quarter of 2010. This was mainly due to the same factors that decreased current period net sales, but was partially offset by lower road maintenance costs on fee timberlands and lower cost of fee timber harvested, while the cost for hauling stumpage to other mills offset the hauling revenues.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended June 30,
	2011	2010
Net sales (millions of dollars)
Lumber	$15.9	24.1
Residual by-products	3.4	4.4

Lumber
Finished production (MMBF)	61.8	70.9
Sales volume (MMBF)	64.9	69.8
Sales price (per MBF)	$245	345

Net sales decreased $9.3 million, or 31 percent, due to the lower average lumber sales price and reduced lumber sales volume. The average lumber sales price in the second quarter of 2011 decreased $100 per MBF from the second quarter of 2010 and the lumber sales volume decreased seven percent, or 4.9 million board feet, from the second quarter of 2010. Operating income decreased $7 million due to the same factors affecting net sales, but were partially offset by lower raw material log cost and improved operating efficiencies.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended June 30,
	2011	2010
Net sales (millions of dollars)
Residential lots	$.7	.2
Commercial acres	2.6	—
Chenal Country Club	2.0	2.1

Sales volume
Residential lots	11	4
Commercial acres	26	—

Average sales price (thousands of dollars)
Residential lots	$65	48
Commercial acres	101	—

Net sales for the second quarter 2011 increased $3 million from the second quarter 2010 due to an increase in the number of residential lots sold and the sale of 26 acres of commercial real estate for a multifamily site. The current-year income from operations was $2.2 million more than 2010 due to the same factors affecting net sales.

Corporate

The $1.3 million decrease in period-over-period operating expense for Corporate functions was due primarily to lower general and administrative expenses, mainly employee incentive plan expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $.6 million, to $4.2 million. The decrease was due to a lower transfer price from the Woodlands segment’s fee timberlands. Transfer prices are approximately that of market which were higher in the same quarter last year.

Equity in Del-Tin Fiber

For the second quarter of 2011, Deltic’s equity in earnings of Del-Tin Fiber was $.4 million compared to $2.2 million for the same period of 2010. The $1.8 million decrease in the second quarter of 2011 when compared to 2010 was due to a lower average sales price per thousand square feet (“MSF”), and reduced sales volume. Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended June 30,
	2011	2010
Net sales (millions of dollars)	$14.9	21.0
Finished production (MMSF)	32.7	39.3
Board sales (MMSF)	30.4	39.9
Sales price (per MSF)	$491	528

Income Taxes

The effective income tax rate was 32 percent for 2011 and 35 percent for 2010. The effective tax rate for 2011 was impacted more by permanent tax benefits than in 2010. The amount of permanent tax benefits have remained approximately the same year-over-year, but due to a reduced level of taxable income in 2011, the effects were greater on the effective tax rate.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

In the following tables, Deltic’s net sales and results of operations are presented for the six months ended June 30, 2011 and 2010. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2011	2010
Net sales
Woodlands	$20.5	20.5
Mills	42.2	54.5
Real Estate	7.1	4.7
Eliminations	(8.1)	(8.8)

Net sales	$61.7	70.9

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2011	2010
Operating income and net income
Woodlands	$10.3	11.5
Mills	(.1)	8.7
Real Estate	.9	(1.2)
Corporate	(7.1)	(7.9)
Eliminations	.1	(.2)

Operating income	4.1	10.9

Equity in earnings of Del-Tin Fiber	.9	2.7
Interest income	—	.1
Interest and other debt expense	(1.9)	(1.8)
Income taxes	(1.0)	(4.1)

Net income	$2.1	7.8

Income per common share
Basic and diluted	$.17	.63

Consolidated

The $5.7 million decrease in net income is primarily due to reduced financial results for the Woodlands and Mills segments, combined with lower equity in earnings from Del-Tin Fiber, partially offset by improved operating results for the Real Estate segment and lower Corporate general and administrative expenses.

Operating income decreased $6.8 million from 2010. The Woodlands segment decreased $1.2 million mainly due to decreased revenues from pine sawtimber and both pine and hardwood pulpwood sales, partially offset by increased oil and gas lease rental income and decreased maintenance expense for roads on the Company’s fee timberlands. The Mills segment decreased $8.8 million due to a lower average lumber sales price and reduced sales volume. The Real Estate segment’s operating income increased $2.1 million due to a sale of commercial real estate acreage and to increased sales of residential lots. Corporate expenses decreased $.8 million mainly due to lower general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Six Months Ended June 30,
	2011	2010
Net sales (millions of dollars)
Pine sawtimber	$7.9	8.5
Pine pulpwood	1.9	2.4
Hardwood sawtimber	.2	.2
Hardwood pulpwood	.4	.6
Oil and gas lease rentals	1.3	1.0
Oil and gas royalties	2.2	2.1
Hunting leases	1.1	1.0

Sales volume (thousands of tons)
Pine sawtimber	315.3	315.8
Pine pulpwood	227.4	175.5
Hardwood sawtimber	5.0	5.4
Hardwood pulpwood	58.8	42.8

	Six Months Ended June 30,
	2011	2010
Sales price (per ton)
Pine sawtimber	$25	27
Pine pulpwood	8	14
Hardwood sawtimber	31	35
Hardwood pulpwood	6	15

Timberland
Net sales (millions of dollars)	$1.6	1.5
Sales volume (acres)	1,101	752
Sales price (per acre)	$1,400	1,900

Net sales were the same for both 2011 and 2010. Sales of pine sawtimber decreased $.6 million due primarily to a lower average sales price of $25 per ton, which was seven percent lower than 2010’s average of $27 per ton. Sales of pine pulpwood decreased $.6 million due to a 43 percent lower average per-ton sales price of $8. Meanwhile, revenues from hardwood pulpwood were $.3 million less than in 2010. These decreases in net revenues were offset by increases in revenues from hauling fee stumpage to other mills and oil and gas lease rental income. The decrease in operating income was due to an increase in costs for hauling fee stumpage to other mills and was partially offset by a decrease in fee timberland road maintenance on Deltic’s fee timberland.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Six Months Ended June 30,
	2011	2010
Net sales (millions of dollars)
Lumber	$32.5	43.8
Residual by-products	7.2	8.2

Lumber
Finished production (MMBF)	125.4	131.4
Sales volume (MMBF)	127.3	133.5
Sales price (per MBF)	$255	328

Net sales decreased $12.3 million due to a lower average lumber sales price and reduced sales volume. The average sales price for lumber decreased 22 percent from 2010, while sales volume decreased five percent. Total operating income decreased $8.8 million due to the same factors impacting net sales, which were partially offset by lower raw material log cost and increased hourly productivity rates.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Six Months Ended June 30,
	2011	2010
Net sales (millions of dollars)
Residential lots	$1.0	1.0
Commercial acres	2.6	—
Chenal Country Club	3.3	3.5

	Six Months Ended June 30,
	2011	2010
Sales volume
Residential lots	14	10
Commercial acres	26	—

Average sales price (thousands of dollars)
Residential lots	$70	97
Commercial acres	101	—

Net sales increased $2.4 million due to the increase in the number of residential lots sold and to the sale of a 26-acre multifamily commercial site. The increase in the Real Estate segment’s operating income was due mainly to the same factors affecting net sales.

Corporate

Operating expenses for Corporate functions were $.8 million lower due to decreased general and administrative expenses, primarily employee incentive plan expenses, partially offset by increased professional fees.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $.7 million to $8.1 million. The decrease was mainly due to a lower transfer price for logs coming into Company sawmills from fee timberlands. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the first six months of 2011, equity in earnings of Del-Tin Fiber was $.9 million, a decrease of $1.8 million compared to 2010 due mainly to lower sales volume along with a lower average per-unit sales price. Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Six Months Ended June 30,
	2011	2010
Net sales (millions of dollars)	$30.0	36.5
Finished production (MMSF)	62.9	69.7
Board sales (MMSF)	60.6	71.4
Sales price (per MSF)	$496	511

Income Taxes

The effective income tax rate was 32 percent for the first six months ended June 30, 2011, and 34 percent for the same period of 2010. Permanent tax benefits impacted the effective tax rate more in 2011 than in the prior year. The amount of permanent tax benefits have remained approximately the same year-over-year, but due to a reduced level of taxable income in 2011, the effects were greater on the effective tax rate.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $8.3 million for the first six months of 2011 compared to $14 million for the same period of 2010. Changes in operating working capital, other than cash and cash equivalents required cash of $1 million in 2011 and provided cash of $1.7 million in 2010. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $5.6 million in the current-year period and $6.1 million a year ago. Capital expenditures by segment consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2011	2010
Woodlands, including land exchanges	$2,914	2,334
Mills	2,282	2,408
Real Estate, including development expenditures	733	1,215
Corporate	74	121

Capital expenditures	6,003	6,078
Non-cash land exchanges and accrued liabilities	(380)	—

Capital expenditures requiring cash	$5,623	6,078

The net change in purchased stumpage inventory to be utilized in the Company’s sawmilling operations required cash of $1 million in 2011 and $.3 million in 2010. Deltic advanced $1 million to Del-Tin Fiber, and received repayments of $2.3 million in 2011. This compares to advances of $.7 million and repayments of $3 million from Del-Tin Fiber in 2010. Funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, increased $.6 million in 2011, while decreasing $3.1 million in 2010. The Company borrowed $7.5 million and repaid $9.6 million of debt in 2011 and had net repayments of debt of $12.6 million in 2010. The Company incurred $1.1 million in fees to facilitate an amendment and extension of its unsecured and committed revolving credit facility in 2011, while there were no such costs in 2010. Dividends of $1.9 million were paid in 2011 and 2010. Proceeds from exercises of stock options and the related tax benefits were $2.1 million in 2011 and $.2 million in 2010.

Financial Condition

Working capital totaled $3.3 million at June 30, 2011, and $2.5 million at December 31, 2010. Deltic’s working capital ratio at June 30, 2011 was 1.22 to 1, compared to 1.16 to 1 at the end of 2010. Cash and cash equivalents at the end of the second quarter of 2011, $3.8 million, was unchanged from December 31, 2010. Deltic’s long-term debt to stockholders’ equity ratio was .273 to 1 at June 30, 2011 and .285 to 1 at December 31, 2010.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $297.5 million, inclusive of a $50 million letter of credit feature. In addition, the agreement includes an option to request an increase in the aggregate revolving commitments by $50 million. The agreement will expire on September 9, 2015. As of June 30, 2011, $274.5 million was available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 7 to the consolidated financial statements and Note 9 to the consolidated financial statements included in the Company’s 2010 annual report on Form 10-K.)

The table below sets forth the covenants in the credit facility and status with respect to these covenants as of June 30, 2011 and December 31, 2010.

	Covenants Requirements	Actual Ratios at June 30, 2011	Actual Ratios at Dec. 31, 2010
Leverage ratio should be less than:[1]	.65 to 1	.256 to 1	.263 to 1
Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value.[2]	n/a	32.96%	33.57%

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of June 30, 2011, the Company had expended $14.6 million under this program, with the purchase of 370,530 shares at an average cost of $39.28 per share; no shares have been purchased in 2011 or 2010, 35,571 shares were purchased in 2009, 129,996 shares were purchased in 2008, 101,914 shares were purchased under this program in 2007, and seven shares in 2006. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($14.8 million at June 30, 2011) of Del-Tin Fiber’s obligation under its credit agreement. Deltic considers the current status of the payment/performance risk of this guarantee to be low based on history and the length of time remaining on the guarantee. On July 21, 2011, this guarantee was renewed and extended until August 31, 2016.

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

(Millions of dollars)	Total	During 2011	2012 to 2013	2014 to 2015	After 2015
Contractual cash payment obligations
Real estate development committed capital costs	$4.2	.9	2.6	.7	—
Woodlands land acquisition and committed capital costs	1.0	1.0	—	—	—
Mills committed capital costs	.7	.7	—	—	—
Long-term debt	64.7	.6	1.1	23.0	40.0
Interest on debt*	15.1	1.5	5.7	5.5	2.4
Retirement plans	15.2	.6	2.7	3.0	8.9
Other postretirement benefits	5.1	.2	.8	1.0	3.1
Unrecognized tax benefits	3.0	—	1.8	1.2	—
Other liabilities	3.6	2.6	.9	.1	—

	$112.6	8.1	15.6	34.5	54.4

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$14.8	—	—	—	14.8
Timber cutting agreements	.2	.1	.1	—	—
Letters of credit	.7	—	.2	.3	.2

	$15.7	.1	.3	.3	15.0

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 165,000 to 175,000 tons in the third quarter of 2011 and 550,000 to 600,000 tons for the year. Finished lumber sales volume will continue to be subject to market conditions, and is estimated at 65 to 75 million board feet for the third quarter and 240 to 280 million board feet for the year. Residential lot sales are projected to be four to eight lots and 20 to 30 lots for the third quarter and the year, respectively.

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

Based on their evaluation as of June 30, 2011, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2010 annual report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 through April 30, 2011	—	—	—	$20,434,011
May 1 through May 31, 2011	—	—	—	$20,434,011
June 1 through June 30, 2011	—	—	—	$20,434,011

1In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. In December 2007, this plan was expanded by $25 million. There is no stated expiration date regarding this authorization.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Removed and Reserved

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit

10.24	Second Amendment to the Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K dated February 4, 2011.)

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Stockholders’ Equity; (5) the Consolidated Statements of Other Comprehensive Income; and (6) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date:	August 5, 2011	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date:	August 5, 2011	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date:	August 5, 2011	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)