Form 10-Q
period 2011-09-30
DELTIC TIMBER CORP
filed 2011-11-04
CIK 1022469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of Common Stock, $.01 Par Value, outstanding at October 26, 2011, was 12,585,733.

TABLE OF CONTENTS – THIRD QUARTER 2011 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

    Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited) Sept. 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$4,367	3,831
Trade accounts receivable, net of allowance for doubtful accounts of $62 and $72, respectively	5,868	4,604
Other receivables	51	98
Inventories	5,325	6,061
Prepaid expenses and other current assets	4,327	3,593

Total current assets	19,938	18,187
Investment in real estate held for development and sale	55,516	56,101
Investment in Del-Tin Fiber	8,101	8,249
Other investments and noncurrent receivables	364	479
Timber and timberlands – net	228,447	226,090
Property, plant, and equipment – net	30,482	32,557
Deferred charges and other assets	1,708	1,610

Total assets	$344,556	343,273

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$4,234	2,395
Current maturities of long-term debt	1,111	1,111
Accrued taxes other than income taxes	2,004	1,986
Income taxes payable	184	13
Deferred revenues and other accrued liabilities	10,223	10,162

Total current liabilities	17,756	15,667
Long-term debt, excluding current maturities	62,556	65,611
Deferred tax liabilities – net	6,039	5,345
Other noncurrent liabilities	25,435	26,639
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	79,987	79,081
Retained earnings	163,380	164,286
Treasury stock	(7,983)	(10,758)
Accumulated other comprehensive loss	(2,742)	(2,726)

Total stockholders’ equity	232,770	230,011

Total liabilities and stockholders’ equity	$344,556	343,273

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

                    (Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$31,371	37,050	93,034	107,922

Costs and expenses
Cost of sales	22,222	24,181	66,065	69,281
Depreciation, amortization, and cost of fee timber harvested	3,302	3,794	9,370	10,213
General and administrative expenses	3,731	3,942	11,346	12,426

Total costs and expenses	29,255	31,917	86,781	91,920

Operating income	2,116	5,133	6,253	16,002

Equity in earnings of Del-Tin Fiber	39	978	906	3,669
Interest income	17	12	34	140
Interest and other debt expense, net of capitalized interest	(1,065)	(827)	(3,004)	(2,616)
Other income/(expense)	(43)	(10)	32	42

Income before income taxes	1,064	5,286	4,221	17,237

Income tax expense	(344)	(2,008)	(1,354)	(6,113)

Net income	$720	3,278	2,867	11,124

Income per common share
Basic	$.06	.26	.23	.89
Diluted	$.06	.26	.23	.89

Dividends per common share
Paid	$.075	.075	.225	.225
Declared	$.075	.075	.300	.300

Weighted average common shares outstanding (thousands)
Basic	12,461	12,368	12,442	12,362
Diluted	12,496	12,417	12,537	12,419

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income

                                             (Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2011	2010
Net income	$2,867	11,124

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income:
Amortization of prior service cost	6	6
Amortization of actuarial loss	116	385
Amortization of plan amendment	(149)	(149)
Income tax benefit/(expense) related to items of other comprehensive income	11	(95)

Other comprehensive income/(loss)	(16)	147

Comprehensive income	$2,851	11,271

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                    (Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$2,867	11,124
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	9,370	10,213
Deferred income taxes	1,409	(1,299)
Real estate development expenditures	(1,160)	(1,189)
Real estate costs recovered upon sale	1,306	2,170
Timberland costs recovered upon sale	741	474
Equity in earnings of Del-Tin Fiber	(906)	(3,669)
Stock-based compensation expense	1,562	1,474
Net increase in liabilities for pension and other postretirement benefits	1	707
Net decrease in deferred compensation for stock-based liabilities	(404)	(209)
Decrease in operating working capital other than cash and cash equivalents	715	5,566
Other – changes in assets and liabilities	(1,075)	1,124

Net cash provided by operating activities	14,426	26,486

Investing activities
Capital expenditures requiring cash, excluding real estate development	(8,835)	(7,571)
Net change in purchased stumpage inventory	(1,266)	329
Advances to Del-Tin Fiber	(1,672)	(951)
Repayments from Del-Tin Fiber	2,725	5,070
Net change in funds held by trustee	—	2,644
Other – net	593	781

Net cash provided/(required) by investing activities	(8,455)	302

Financing activities
Proceeds from borrowings	10,500	12,800
Repayments of notes payable and long-term debt	(13,555)	(34,356)
Treasury stock purchases	(55)	(26)
Common stock dividends paid	(2,829)	(2,812)
Proceeds from stock option exercises	1,488	164
Excess tax benefits from stock-based compensation expense	630	57
Deferred financing costs	(1,094)	—
Other – net	(520)	(276)

Net cash required by financing activities	(5,435)	(24,449)

Net increase in cash and cash equivalents	536	2,339
Cash and cash equivalents at January 1	3,831	4,783

Cash and cash equivalents at September 30	$4,367	7,122

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

                    (Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2011	2010
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2011 and 2010	128	128

Capital in excess of par value
Balance at beginning of period	79,081	78,290
Exercise of stock options	67	(3)
Stock based compensation expense	1,562	1,474
Restricted stock awards	(1,456)	(1,540)
Tax effect of stock awards	686	60
Restricted stock forfeitures	47	—

Balance at end of period	79,987	78,281

Retained earnings
Balance at beginning of period	164,286	155,638
Net income	2,867	11,124
Common stock dividends declared	(3,773)	(3,748)

Balance at end of period	163,380	163,014

Treasury stock
Balance at beginning of period – 308,846 and 363,208 shares, respectively	(10,758)	(12,548)
Shares purchased – 869 and 606 shares, respectively	(55)	(26)
Forfeited restricted stock – 877 and no shares, respectively	(47)	—
Shares issued for incentive plans – 82,446 and 49,421 shares, respectively	2,877	1,707

Balance at end of period – 228,146 and 314,393 shares, respectively	(7,983)	(10,867)

Accumulated other comprehensive loss
Balance at beginning of period	(2,726)	(5,209)
Change in other comprehensive income/(loss), net of tax	(16)	147

Balance at end of period	(2,742)	(5,062)

Total stockholders’ equity	$232,770	225,494

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

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of September 30, 2011, and the results of its operations and cash flows for the three months and nine months ended September 30, 2011 and 2010. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2011	Dec. 31, 2010
Logs	$1,731	2,132
Lumber	3,131	3,562
Materials and supplies	463	367

	$5,325	6,061

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2011	Dec. 31, 2010
Short-term deferred tax assets	$2,200	2,265
Refundable income taxes	1,125	809
Prepaid expenses	547	219
Other current assets	455	300

	$4,327	3,593

Note 4 – Investment in Del-Tin Fiber

The Company owns 50 percent of the membership of Del-Tin Fiber LLC (“Del-Tin Fiber”), which operates a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas. The Company’s membership in Del-Tin Fiber is discussed in more detail in Note 4 – Investment in Del-Tin Fiber, in the Company’s 2010 annual report on Form 10-K.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber, which included both a five-year term loan and a long-term bond obligation. In connection with the bond obligation, Del-Tin Fiber obtained a letter of credit in support of the bond obligation and both Deltic and the other joint venture partner agreed to guarantee Del-Tin Fiber’s performance under the letter of credit at inception. The Company’s guarantee under the letter of credit was renewed on July 21, 2011 and will expire on August 31, 2016. In connection with the issuance of Deltic’s original guarantee of the letter of credit, the fair value of the guarantee of the bonds was determined to be de minimus. In reviewing the payment/performance risk associated with this guarantee, Deltic continues to consider the risk minimal based on Del-Tin Fiber’s balance sheet, past performance, and length of time remaining on the guarantee.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber (cont.)

At September 30, 2011, and December 31, 2010, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $15,124,000 and $15,730,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin Fiber. The equity in earnings of Del-Tin Fiber recognized by the Company exceeds its ownership percentage of Del-Tin Fiber’s earnings because the difference in basis between the Company and Del-Tin Fiber is being adjusted to account for Del-Tin Fiber’s operating results as if it were a consolidated subsidiary.

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations consisted of the following:

Condensed Balance Sheet Information

(Thousands of dollars)	Sept. 30, 2011	Jan. 1, 2011
Current assets	$8,478	7,382
Property, plant, and equipment – net	69,358	72,686
Other noncurrent assets	258	23

Total assets	$78,094	80,091

Current liabilities	$2,643	3,133
Long-term debt	29,000	29,000
Members’ capital	46,451	47,958

Total liabilities and members’ capital	$78,094	80,091

Condensed Income Statement Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2011	2010	2011	2010
Net sales	$15,087	15,664	45,125	52,129

Costs and expenses
Cost of sales	13,151	12,072	37,932	39,594
Depreciation	1,467	1,291	4,282	4,108
General and administrative expenses	546	590	1,703	1,934

Total costs and expenses	15,164	13,953	43,917	45,636

Operating income/(loss)	(77)	1,711	1,208	6,493
Interest income	61	52	169	150
Interest and other debt expenses	(223)	(197)	(737)	(566)
Other loss	(61)	(27)	(41)	(81)

Net income/(loss)	$(300)	1,539	599	5,996

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2011	Dec. 31, 2010
Purchased stumpage inventory	$2,564	1,298
Timberlands	94,575	92,472
Fee timber	232,702	228,813
Logging facilities	2,598	2,554

	332,439	325,137
Less accumulated cost of fee timber harvested and facilities depreciation	(104,103)	(99,859)

Strategic timber and timberlands	228,336	225,278
Non-strategic timber and timberlands	111	812

	$228,447	226,090

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations. In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberland base to be sold. As of September 30, 2011, approximately 375 acres of these lands remained available for sale. Other non-strategic acreage exists within the Company’s land base, but Deltic has not identified the number of acres that fit within this category. As the Company identifies these acres and determines that either smaller tracts of pine timberlands cannot be strategically managed or tracts of hardwood bottomland cannot be converted into pine growing acreage, they will be sold. Included in the Woodlands operating income are gains from sales of non-strategic timberland of $670,000 and $388,000 for the three months ended September 30, 2011 and 2010, respectively, and $1,688,000 and $1,507,000 for the nine months ended September 30, 2011 and 2010, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2011	Dec. 31, 2010
Land	$357	125
Land improvements	6,174	6,107
Buildings and structures	13,873	12,522
Machinery and equipment	99,364	98,039

	119,768	116,793
Less accumulated depreciation	(89,286)	(84,236)

	$30,482	32,557

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Indebtedness

On February 4, 2011, the Company amended and extended its unsecured and committed revolving credit facility. Pursuant to the amendment, the term was extended to September 9, 2015; the fixed charge coverage ratio covenant was removed; pricing of the applicable commitment fees and margins was amended; and an option to request an increase in the amount of aggregate revolving commitments by $50,000,000 was continued. As of September 30, 2011, the amount of credit facility available to the Company, inclusive of a $50,000,000 letter of credit feature, was $275,500,000. To facilitate the amendment, $1,094,000 in fees were incurred and will be amortized over the length of the agreement, together with the remaining unamortized costs of $266,000.

Note 8 – Income Taxes

The Company’s effective tax rate for the three months and nine months ended September 30, 2011, was 32 percent. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the nine months ended September 30, 2011, the Company recognized $81,000 in interest expense from these items. The Company had approximately $147,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at September 30, 2011. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $1,228,000 would benefit the effective rate.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2008.

Note 9 – Deferred Revenue and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2011	Dec. 31, 2010
Deferred revenues – current	$4,796	4,176
Dividend payable	944	—
Vacation accrual	1,087	965
Deferred compensation	1,009	3,772
All other current liabilities	2,387	1,249

	$10,223	10,162

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2011	Dec. 31, 2010
Accumulated postretirement benefit obligation	$9,361	8,989
Excess retirement plan	3,143	3,139
Accrued pension liability	5,351	5,622
Deferred revenue – long-term portion	3,779	3,765
Uncertain tax positions liability	1,757	3,011
Other noncurrent liabilities	2,044	2,113

	$25,435	26,639

Note 11 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2011	2010	2011	2010
Funded qualified retirement plan
Service cost	$257	282	770	847
Interest cost	368	407	1,103	1,221
Expected return on plan assets	(415)	(361)	(1,243)	(1,083)
Amortization of prior service cost	4	5	14	14
Amortization of actuarial loss	35	109	102	325

Net retirement expense	$249	442	746	1,324

Unfunded nonqualified retirement plan
Service cost	$16	33	50	100
Interest cost	44	57	132	171
Amortization of prior service cost	(2)	(3)	(8)	(8)
Amortization of actuarial loss	4	20	14	60

Net retirement expense	$62	107	188	323

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Employee and Retiree Benefit Plans (cont.)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2011	2010	2011	2010
Other postretirement benefits
Service cost	$88	81	263	245
Interest cost	113	118	338	351
Amortization of plan amendment	(50)	(50)	(149)	(149)

Net other postretirement benefits expense	$151	149	452	447

The Company made contributions to its qualified plan of $900,000 during the first nine months of 2011, and expects to continue to fund the plan at the same level over the remainder of 2011. The expected long-term rate of return on pension plan assets is 7.50 percent.

Note 12 – Stock-Based Compensation

The Consolidated Statement of Income for the three months ended September 30, 2011 and 2010, included $528,000 and $497,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the nine months ended September 30, 2011 and 2010, the amounts were $1,562,000 and $1,474,000, respectively.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Stock Options – A summary of stock options as of September 30, 2011, and changes during the nine-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	162,455	$43.77
Granted	27,218	63.54
Exercised	(40,652)	36.61
Forfeited	(1,076)	46.90

Outstanding at September 30, 2011	147,945	$49.36	6.8	$1,595

Exercisable at September 30, 2011	77,065	$48.70	5.4	$823

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at September 30, 2011, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of September 30, 2011, there was $933,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of September 30, 2011, and changes during the nine-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	75,572	$45.51
Granted	19,003	63.54
Vested	(18,769)	53.01
Forfeited	(411)	47.17

Nonvested at September 30, 2011	75,395	$48.18

As of September 30, 2011, there was $1,878,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.9 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Performance Units – A summary of nonvested restricted stock performance units as of September 30, 2011, and changes during the nine months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	47,562	$52.46

Granted	12,499	85.56
Vested	(10,292)	55.97
Forfeited	(466)	58.79

Nonvested at September 30, 2011	49,303	$60.06

As of September 30, 2011, there was $1,667,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 1.9 years.

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

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value.

Nonqualified employee savings plan: Consists of mutual funds, which are valued at the net asset value of shares held by the plan at the balance sheet date, at quoted market prices.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Fair Value Measurement (cont.)

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at September 30, 2011, are presented in the following table:

		Fair Value Measurements at Reporting Date Using
(Thousands of dollars)	Sept. 30, 2011	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$722	722	—	—

Long-term debt, including current liabilities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

The following table presents the carrying amounts and estimated fair values of financial instruments at September 30, 2011 and 2010. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	September 30, 2011		September 30, 2010
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$63,667	70,078	70,778	75,679

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Earnings per Common Share

The amounts used in computing earnings per share consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share amounts)	2011	2010	2011	2010
Net income	$720	3,278	2,867	11,124

Weighted average number of common shares used in basic EPS	12,461	12,368	12,442	12,362
Potentially dilutive shares	35	49	95	57

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,496	12,417	12,537	12,419

Earnings per common share
Basic	$.06	.26	.23	.89
Assuming dilution	$.06	.26	.23	.89

Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the diluted effect of common stock equivalents using the treasury stock method. Options to purchase shares, which were outstanding but not included in the computation of diluted earnings per share because the options were anti-dilutive, were 26,993 and 129,364 for the three months ended September 30, 2011 and 2010, respectively and 26,993 and 77,534 for the nine months ended September 30, 2011 and 2010, respectively. Restricted performance shares, which were outstanding but not included in the computation of diluted earnings per share because they do not meet the metrics established for awarding, were 14,013 and 30,259 at September 30, 2011 and 2010, respectively.

Note 16 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Nine Months Ended September 30,
(Thousands of dollars)	2011	2010
Income taxes paid in cash	$779	6,054
Interest paid	2,056	1,834

Capital expenditures for the nine months ended September 30, 2011 and 2010 included capitalized interest of $61,000 and $53,000, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Supplemental Cash Flow Disclosures (cont.)

Non-cash investing and financing activities excluded from the statement of cash flows include:

	Nine Months Ended September 30,
(Thousands of dollars)	2011	2010
Issuance of restricted stock	$1,456	1,540
Land exchanges and capital expenditures accrued, not paid	318	—

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Nine Months Ended September 30,
(Thousands of dollars)	2011	2010
Trade accounts receivable	$(1,264)	(555)
Other receivables	47	15
Inventories	736	(1,038)
Prepaid expenses and other current assets	(669)	(513)
Trade accounts payable	1,608	403
Accrued taxes other than income taxes	18	1,245
Deferred revenues and other accrued liabilities	239	6,009

	$715	5,566

Cash flows provided by other operating activities included an increase in deferred mineral lease rental revenue of $1,761,000 and $3,584,000, which was received by the Company during the nine months ended September 30, 2011 and 2010, respectively. This deferred amount will be recognized over the term of the lease.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2011	2010	2011	2010
Net sales
Woodlands	$11,372	9,939	31,850	30,378
Mills	22,352	23,126	64,576	77,637
Real Estate	2,290	8,511	9,426	13,239
Eliminations*	(4,643)	(4,526)	(12,818)	(13,332)

	$31,371	37,050	93,034	107,922

Income before income taxes
Operating income/(loss)
Woodlands	$6,079	4,928	16,378	16,465
Mills	496	(263)	364	8,440
Real Estate	(946)	4,011	(75)	2,760
Corporate	(3,497)	(3,658)	(10,564)	(11,570)
Eliminations	(16)	115	150	(93)

Operating income	2,116	5,133	6,253	16,002
Equity in earnings of Del-Tin Fiber	39	978	906	3,669
Interest income	17	12	34	140
Interest and other debt expense, net of capitalized interest	(1,065)	(827)	(3,004)	(2,616)
Other income/(expense)	(43)	(10)	32	42

	$1,064	5,286	4,221	17,237

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,693	2,001	4,439	4,803
Mills	1,482	1,659	4,546	5,013
Real Estate	107	110	322	334
Corporate	20	24	63	63

	$3,302	3,794	9,370	10,213

Capital expenditures
Woodlands	$3,246	1,261	6,160	3,595
Mills	366	998	2,648	3,406
Real Estate	685	345	1,418	1,560
Corporate	13	79	87	200

	$4,310	2,683	10,313	8,761

*Primarily intersegment sales of timber from Woodlands to Mills.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $.8 million for the third quarter of 2011, compared to $3.3 million for the same period of 2010. The decrease from the prior year was mainly due to lower operating results from the Real Estate segment and a reduced equity in the earnings of Del-Tin Fiber LLC (“Del-Tin Fiber”), partially offset by improved results from the Woodlands and Mills segments. The Real Estate segment had an operating loss of $1 million compared to income of $4 million a year ago. The decrease was primarily due to no commercial acreage sales in 2011 versus selling a 19-acre commercial real estate tract in 2010. The Woodlands segment reported operating income of $6.1 million, an increase of $1.1 million from the third quarter of 2010 due primarily to increased revenues from sales of pine pulpwood and non-strategic timberland, along with reduced costs for cull timber removal and fee timber harvested, partially offset by lower income from sales of other timber products. The Mills segment reported operating income of $.5 million, an improvement of $.8 million from a third quarter loss in 2010, due mostly to a decrease in the cost of logs used to manufacture lumber. The Corporate segment’s general and administrative expenses were $.2 million lower during the current-year quarter than in the same period a year ago. Deltic owns a 50 percent interest in Del-Tin Fiber and recorded break-even equity in its financial results for the third quarter of 2011 compared to $1 million in the third quarter of 2010. This decrease was the result of a lower average per-unit sales price and reduced sales volume, along with an increase in raw material resin glue cost used to manufacture medium density fiberboard (“MDF”).

Deltic mainly operates within the commodity-based wood and wood products sector, but also has a significant diversification in real estate development on a portion of its landholdings. The Company’s operating environments are affected by a number of factors including general economic conditions, employment levels, interest rates, credit availability and associated costs, imports, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, and weather conditions. The weak economic environment currently occurring in the United States, as well as globally, affects the markets in which the Company operates. Forest and building products businesses and real estate development businesses have been especially sensitive to the factors causing the prolonged stagnant conditions. High unemployment, stricter credit criteria, above-average levels of pre-owned home inventory, and increasing rates of mortgage defaults causing low consumer confidence will continue to impact housing starts and delay the recovery of the housing market. Because of the Company’s relative size, as well as the nature of most commodity markets, Deltic has little or no control over pricing or demand levels for its lumber products. Nevertheless, the Company continues to look for ways to improve its operating efficiencies, along with controlling its manufacturing costs and managing production levels to meet market demand.

For the third quarter of 2011, the pine sawtimber harvest of 207,777 tons increased when compared to the 2010 third quarter harvest of 159,487 tons. The average per-ton sales price decreased to $22 per ton, or 21 percent, from the 2010 third quarter per-ton price of $28. The increased harvest for the third quarter was due to the unusually dry logging conditions in the Company’s operating area, which enabled it to accelerate its annual harvest schedule; however, Deltic plans for its 2011 harvest volume to be essentially the same as in 2010. The pine pulpwood harvest of 129,174 tons was an increase of 54,601 tons from the harvest in the third quarter of 2010. The average sales price received for pine pulpwood was $8 per ton in both years. The Company sold 500 acres of non-strategic recreational-use hardwood bottomland at an average sales price of $1,821 per acre during the third quarter of 2011 compared to sales of 370 acres at an average price of $1,499 per acre for the same period of 2010. Hunting lease income was $.5 million for the third quarters of both 2011 and 2010.

In addition, Deltic’s Woodlands segment receives revenues from both mineral lease rentals and mineral royalty payments, which are primarily from the Fayetteville Shale Play. In the third quarter of 2011, lease rental income was $.6 million, an increase of $.1 million from the same period of 2010 due primarily to acreage leased in south Arkansas and north Louisiana late in the fourth quarter of 2010. Oil and gas royalty payments were $1.1 million in the third quarters of both 2011 and 2010. The ultimate benefit to Deltic from mineral leases remains speculative and unknown and is contingent on the level of natural gas and crude oil prices and the successful extraction from wells drilled on Company lands.

The average lumber sales price in the third quarter of 2011 was $251 per thousand board feet, an $8 per thousand board feet, or three percent, lower price when compared to the same period in 2010. The Mills segment sold 67.9 million board feet in the third quarter of 2011, a decrease of 1.3 million board feet when compared to 69.2 million board feet sold in the third quarter a year ago. The financial impact of these decreases were more than offset by lower raw material log costs and higher hourly productivity rates, which enabled the Mills segment to show improved operating results in the third quarter of 2011 versus 2010. However, as with any commodity market, the Company expects the historical lumber market volatility to continue in the future. As a result, Deltic plans to continue adjusting production levels to meet market demand.

The Real Estate segment closed eight residential lot sales during the third quarter of 2011 with an average per-lot sales price of $57,800 compared to sales of three lots with an average per-lot sales price of $92,300 in 2010’s third quarter. The change in the per-lot average sales price was due to the mix of lots sold. During the third quarter of 2011, there were no commercial real estate sales, while in 2010, the Company sold 19 acres at an average sales price of $334,000 per acre for the development of a medical center. Commercial real estate acreage within Chenal Valley continues to receive interest, especially property located near “The Promenade at Chenal,” an upscale shopping center, and a new medical center currently under construction. However, due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing for any commercial real estate transaction.

Operating results for Del-Tin Fiber are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. With the MDF market softer than a year ago, combined with increased resin glue cost, Del-Tin Fiber reported break-even equity in earnings during the third quarter of 2011. This was a decrease of $1 million from the third quarter of 2010. This decrease was due to a lower sales volume and per-unit price for MDF sold during the quarter, along with increased costs for raw materials used in production. Regarding the Company’s equity position in Del-Tin Fiber, Deltic continues to reduce depreciation expense related to the add-back per thousand square feet manufactured, which relates to the impairment taken by the Company in 2002 that was not recorded at the Del-Tin Fiber level. The difference in basis between the Company and Del-Tin Fiber is being adjusted to account for Del-Tin Fiber’s operating results as if it were a consolidated subsidiary. (For further discussion, refer to Note 4 to the consolidated financial statements.)

Results of Operations

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended September 30, 2011 and 2010. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended Sept. 30,
(Millions of dollars, except per share amounts)	2011	2010
Net sales
Woodlands	$11.4	9.9
Mills	22.3	23.1
Real Estate	2.3	8.5
Eliminations	(4.7)	(4.5)

Net sales	$31.3	37.0

Operating income
Woodlands	$6.1	5.0
Mills	.5	(.3)
Real Estate	(1.0)	4.0
Corporate	(3.5)	(3.7)
Eliminations	.1	.1

Operating income	2.2	5.1

Equity in earnings of Del-Tin Fiber	—	1.0
Interest and other debt expense, net of capitalized interest	(1.1)	(.8)
Income taxes	(.3)	(2.0)

Net income	$.8	3.3

Earnings per common share
Basic and diluted	$.06	.26

Consolidated

The $2.5 million reduction in net income from 2010 was primarily due to decreased financial results for the Real Estate segment and a lower amount of equity in earnings from Del-Tin Fiber, partially offset by improved operating results for the Woodlands and Mills segments and lower Corporate general and administrative expenses. Income tax expense was less due to decreased pretax income.

Operating income decreased $2.9 million in the third quarter of 2011 when compared to 2010. The Woodlands segment’s operating income was $1.1 million more than the prior year, mainly due to increased pine pulpwood revenues, higher margins on timberland sales, decreased cull timber removal costs, and lower cost for fee timber harvested, partially offset by reduced hardwood sawtimber revenues. The Mills segment’s operating results improved $.8 million due primarily to lower raw material log cost, which was partially offset by a lower average sales price for each unit of lumber sold. The Real Estate segment’s results decreased $5 million due to the fact that there were no commercial acreage sales in 2011. Corporate expense decreased $.2 million due to lower general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended Sept. 30,
	2011	2010
Net sales (millions of dollars)
Pine sawtimber	$4.6	4.5
Pine pulpwood	1.1	.6
Hardwood sawtimber	.1	.5
Hardwood pulpwood	.2	.3
Oil and gas lease rentals	.6	.5
Oil and gas royalties	1.1	1.1
Hunting leases	.5	.5

Sales volume (thousands of tons)
Pine sawtimber	207.8	159.5
Pine pulpwood	129.2	74.6
Hardwood sawtimber	3.0	13.9
Hardwood pulpwood	33.3	41.5

Sales price (per ton)
Pine sawtimber	$22	28
Pine pulpwood	8	8
Hardwood sawtimber	31	37
Hardwood pulpwood	7	8

Timberland
Net sales (millions of dollars)	$.9	.6
Sales volume (acres)	500	370
Sales price (per acre)	$1,821	1,499

Net sales increased $1.5 million in the third quarter of 2011 when compared to the 2010 third quarter. Sales of pine sawtimber increased $.1 million due to a 30 percent increase in harvest volume, partially offset by a $6 per ton, or 21 percent, lower average sales price than in the third quarter of 2010. Pine pulpwood sales increased $.5 million due to a 73 percent increase in harvest volume. Revenues from hardwood sawtimber decreased $.4 million due to a lower harvest volume and a lower average per-ton sales price. Hardwood pulpwood sales decreased $.1 million because of a lower harvest volume and a lower per-ton average sales price. Revenues from timberland sales increased $.3 million due to more acres sold at a higher per-acre sales price. Oil and gas lease rentals increased $.1 million when compared to the same period of 2010. Revenues from hauling stumpage to other mills increased $.9 million when compared to the third quarter of 2010. Operating income was $6.1 million in the third quarter of 2011 compared to $5 million in the third quarter of 2010. This increase was due to the same factors that increased net sales, combined with benefits from lower salaries and benefits, cull timber removal expenses, road maintenance expense on fee timberlands, and the cost of fee timber harvested, while the cost of hauling stumpage to other mills offset the hauling revenues.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended Sept. 30,
	2011	2010
Net sales (millions of dollars)
Lumber	$17.1	17.9
Residual by-products	3.9	4.0

Lumber
Finished production (MMBF)	66.1	66.0
Sales volume (MMBF)	67.9	69.2
Sales price (per MBF)	$251	259

Net sales decreased $.8 million, or three percent, due to the lower average lumber sales price and the reduced sales volume. The average lumber sales price in the third quarter of 2011 decreased $8 per MBF from the third quarter of 2010 and the lumber sales volume decreased two percent, or 1.3 million board feet, from the third quarter of 2010. Operating income increased $.8 million due to lower raw material log cost and improved operating efficiencies, which were partially offset by the lower average sales price and decreased sales volume.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended Sept. 30,
	2011	2010
Net sales (millions of dollars)
Residential lots	$.5	.3
Commercial acres	—	6.3
Chenal Country Club	1.7	1.7

Sales volume
Residential lots	8	3
Commercial acres	—	19

Average sales price (thousands of dollars)
Residential lots	$58	92
Commercial acres	—	334

Net sales for the third quarter of 2011 decreased $6.2 million from the third quarter of 2010 primarily due to the lack of a commercial real estate acreage sale in the 2011 period, partially offset by an increase in residential lot sales. The current-year operating income was $5 million less than in 2010 due to the same factors affecting net sales, along with an increase in property owner association assessments.

Corporate

The $.2 million period-over-period decrease in operating expense for Corporate functions was due primarily to lower general and administrative expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment increased $.2 million, to $4.7 million. The increase was due to an increase in the number of tons transferred, partially offset by a lower transfer price for logs from the Woodlands segment’s fee timberlands. Transfer prices approximate that of market, which were higher in the same quarter last year.

Equity in Del-Tin Fiber

For the third quarter of 2011, Deltic’s equity in earnings of Del-Tin Fiber was break-even compared to $1 million for the same period of 2010. The $1 million decrease when compared to 2010 was due to a reduced sales volume and an increase in raw material costs. Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended Sept. 30,
	2011	2010
Net sales (millions of dollars)	$15.1	15.7
Finished production (MMSF)	28.4	31.2
Sales volume (MMSF)	30.6	31.8
Sales price (per MSF)	$494	493

Income Taxes

The effective income tax rate was 32 percent for 2011 and 38 percent for 2010. The expected income tax expense for the three months ended September 30, 2011 was offset by certain benefits from the reconciliation of the 2010 tax returns to the financial income tax accrual for 2010 and by other permanent deductions occurring in the period. The amount of permanent tax benefits have remained approximately the same year-over-year. However, due to a reduced level of taxable income, the effects were greater on the effective tax rate in 2011.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

In the following tables, Deltic’s net sales and results of operations are presented for the nine months ended September 30, 2011 and 2010. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Nine Months Ended Sept. 30,
(Millions of dollars, except per share amounts)	2011	2010
Net sales
Woodlands	$31.9	30.4
Mills	64.5	77.6
Real Estate	9.4	13.2
Eliminations	(12.8)	(13.3)

Net sales	$93.0	107.9

	Nine Months Ended Sept. 30,
(Millions of dollars, except per share amounts)	2011	2010
Operating income
Woodlands	$16.4	16.5
Mills	.4	8.4
Real Estate	(.1)	2.8
Corporate	(10.6)	(11.6)
Eliminations	.2	(.1)

Operating income	6.3	16.0

Equity in earnings of Del-Tin Fiber	.9	3.7
Interest income	—	.1
Interest and other debt expense, net of capitalized interest	(3.0)	(2.6)
Income taxes	(1.3)	(6.1)

Net income	$2.9	11.1

Earnings per common share
Basic and diluted	$.23	.89

Consolidated

The $8.2 million year-over-year decrease in net income is primarily due to reduced financial results for the Mills and Real Estate segments, combined with lower equity in earnings from Del-Tin Fiber. These reductions were partially offset by lower Corporate general and administrative expenses and income taxes.

Operating income decreased $9.7 million from 2010. The Mills segment decreased $8 million mainly due to a lower average lumber sales price and reduced sales volume, partially offset by a lower cost per unit sold. The Real Estate segment’s operating income decreased $2.9 million due primarily to a lower margin from sales of commercial acreage. Equity in earnings of Del-Tin Fiber decreased $2.8 million compared to 2010 due mainly to a lower sales volume, a lower average per-unit sales price, and increased raw material costs. Corporate expenses decreased $1 million mainly due to lower general and administrative expenses, primarily employee incentive plan expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Nine Months Ended Sept. 30,
	2011	2010
Net sales (millions of dollars)
Pine sawtimber	$12.5	13.0
Pine pulpwood	2.9	3.0
Hardwood sawtimber	.2	.7
Hardwood pulpwood	.6	1.0
Oil and gas lease rentals	1.9	1.5
Oil and gas royalties	3.3	3.2
Hunting leases	1.6	1.5

	Nine Months Ended Sept. 30,
	2011	2010
Sales volume (thousands of tons)
Pine sawtimber	523.1	475.3
Pine pulpwood	356.6	250.0
Hardwood sawtimber	8.0	19.3
Hardwood pulpwood	92.1	84.3

Sales price (per ton)
Pine sawtimber	$24	27
Pine pulpwood	8	12
Hardwood sawtimber	31	37
Hardwood pulpwood	6	12

Timberland
Net sales (millions of dollars)	$2.5	2.0
Sales volume (acres)	1,601	1,121
Sales price (per acre)	$1,560	1,789

Net sales in 2011 increased $1.5 million when compared to 2010. Sales of pine sawtimber decreased $.5 million due to a lower average sales price of $24 per ton, or 11 percent, which was partially offset by a higher harvest volume. Sales of pine pulpwood decreased $.1 million due to a 33 percent lower average per-ton sales price of $8, offset somewhat by an increase in the volume harvested. Revenues from hardwood sawtimber and hardwood pulpwood declined $.5 million and $.4 million, respectively. Revenues from timberland sales increased $.5 million due to additional acres sold, but at a lower per-acre average sales price. Revenues from hauling fee stumpage to other mills increased $2.2 million. Revenues from oil and gas lease rentals increased $.4 million, and oil and gas royalty income increased $.1 million. Revenues from easements and rights-of-way decreased $.2 million. The decrease in operating income was due to an increase of $2.2 million in costs for hauling fee stumpage to other mills and was partially offset by decreases in expenses for road maintenance, cull timber removal expenses, salaries and benefits, and cost of fee timber harvested, as well as the same items affecting net sales.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Nine Months Ended Sept. 30,
	2011	2010
Net sales (millions of dollars)
Lumber	$49.6	61.7
Residual by-products	11.1	12.2

Lumber
Finished production (MMBF)	191.5	197.4
Sales volume (MMBF)	195.2	202.7
Sales price (per MBF)	$254	305

Net sales decreased $13.1 million due to a lower average lumber sales price and reduced sales volume. The average sales price for lumber decreased 17 percent from 2010, while the sales volume decreased four percent. Operating income decreased $8 million due to the same factors impacting net sales, partially offset by lower raw material log cost and increased hourly productivity rates.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Nine Months Ended Sept. 30,
	2011	2010
Net sales (millions of dollars)
Residential lots	$1.4	1.2
Commercial acres	2.6	6.3
Chenal Country Club	5.1	5.2

Sales volume
Residential lots	22	13
Commercial acres	26	19

Average sales price (thousands of dollars)
Residential lots	$65	96
Commercial acres	101	334

Net sales decreased $3.8 million primarily due to the decrease in revenues from commercial real estate acreage sales. The decrease in the Real Estate segment’s operating income was due mainly to the same factor affecting net sales.

Corporate

Operating expenses for Corporate functions were $1 million lower due to decreased general and administrative expenses, primarily employee incentive plan expenses and salaries and benefits, which were partially offset by increased professional and legal fees.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $.5 million to $12.8 million. The decrease was mainly due to a lower transfer price for logs coming into Company sawmills from fee timberlands offset somewhat by an increase in volume. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the first nine months of 2011, equity in earnings of Del-Tin Fiber was $.9 million, a decrease of $2.8 million when compared to 2010 due mainly to lower sales volume, along with a lower average per-unit sales price and increased costs for raw materials. Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Nine Months Ended Sept. 30,
	2011	2010
Net sales (millions of dollars)	$45.1	52.1
Finished production (MMSF)	91.3	100.9
Sales volume (MMSF)	91.1	103.2
Sales price (per MSF)	$495	505

Income Taxes

The effective income tax rate was 32 percent for the first nine months ended September 30, 2011, and 35 percent for the same period of 2010. The expected income tax expense for the nine months ended September 30, 2011, was offset by certain benefits from the reconciliation of the 2010 tax returns to the financial income tax accrual for 2010 and by other permanent deductions occurring in the period. The amount of permanent tax benefits have remained approximately the same year-over-year; however, due to a reduced level of taxable income in 2011, the effects were greater on the effective tax rate.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $14.4 million for the first nine months of 2011 compared to $26.5 million for the same period of 2010. Changes in operating working capital, other than cash and cash equivalents provided cash of $.7 million in 2011 and $5.6 million in 2010. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $10 million in the current-year period and $8.8 million a year ago. Capital expenditures by segment consisted of the following:

	Nine Months Ended Sept. 30,
(Thousands of dollars)	2011	2010
Woodlands, including land exchanges	$6,160	3,595
Mills	2,648	3,406
Real Estate, including development expenditures	1,418	1,560
Corporate	87	200

Capital expenditures	10,313	8,761
Non-cash land exchanges and accrued liabilities	(318)	—

Capital expenditures requiring cash	$9,995	8,761

The net change in purchased stumpage inventory to be utilized in the Company’s sawmilling operations required cash of $1.3 million in 2011, but provided $.3 million in 2010. Deltic advanced $1.7 million to Del-Tin Fiber, and received repayments of $2.7 million in 2011. This compares to advances of $1 million and repayments of $5.1 million from Del-Tin Fiber in 2010. There was no change in funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges in 2011, but there was a decrease of $2.6 million in 2010. The Company borrowed $10.5 million and repaid $13.6 million of debt in 2011 and had net repayments of debt of $21.6 million in 2010. The Company incurred $1.1 million in fees to facilitate an amendment and extension of its unsecured and committed revolving credit facility in 2011, while there were no such costs in 2010. Dividends of $2.8 million were paid in 2011 and 2010. Proceeds from exercises of stock options and the related tax benefits were $2.1 million in 2011 and $.2 million in 2010.

Financial Condition

Working capital totaled $2.2 million at September 30, 2011, and $2.5 million at December 31, 2010. Deltic’s working capital ratio at September 30, 2011 was 1.12 to 1, compared to 1.16 to 1 at the end of 2010. Cash and cash equivalents at the end of the third quarter of 2011 was $4.4 million, and $3.8 million at December 31, 2010. Deltic’s long-term debt to stockholders’ equity ratio was .269 to 1 at September 30, 2011 and .285 to 1 at December 31, 2010.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $297.5 million, inclusive of a $50 million letter of credit feature. In addition, the agreement includes an option to request an increase in the amount of aggregate revolving commitments by $50 million. The agreement will expire on September 9, 2015. As of September 30, 2011, $275.5 million was available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 7 to the consolidated financial statements and Note 9 to the consolidated financial statements included in the Company’s 2010 annual report on Form 10-K.)

The table below sets forth the covenants in the credit facility and status with respect to these covenants as of September 30, 2011 and December 31, 2010.

	Covenants Requirements	Actual Ratios at Sept. 30, 2011	Actual Ratios at Dec. 31, 2010
Leverage ratio should be less than:[1]	.65 to 1	.254 to 1	.263 to 1
Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value.[2]	n/a	35.36%	33.57%

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

Based on management’s current operating projections, the Company believes it will remain in compliance with the debt covenants and have sufficient liquidity to finance operations and pay all obligations. However, depending on market conditions and the possibility of further economic deterioration, the Company could request amendments, or waivers for the covenants, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, or negotiate agreeable refinancing terms should it become needed.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of September 30, 2011, the Company had expended $14.6 million under this program, with the purchase of 370,530 shares at an average cost of $39.28 per share; no shares have been purchased in 2011 or 2010, 35,571 shares were purchased in 2009, 129,996 shares were purchased in 2008, 101,914 shares were purchased under this program in 2007, and seven shares in 2006. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($14.8 million at September 30, 2011) of Del-Tin Fiber’s obligation under its credit agreement. Deltic considers the current status of the payment/performance risk of this guarantee to be low based on history and the length of time remaining on the guarantee. On July 21, 2011, this guarantee was renewed and extended until August 31, 2016.

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

(Millions of dollars)	Total	During 2011	2012 to 2013	2014 to 2015	After 2015
Contractual cash payment obligations
Real estate development committed capital costs	$3.6	.3	2.6	.7	—
Mills committed capital costs	.3	.3	—	—	—
Long-term debt	63.7	.6	1.1	22.0	40.0
Interest on debt*	14.9	1.4	5.7	5.5	2.3
Retirement plans	14.9	.3	2.7	3.0	8.9
Other postretirement benefits	5.0	.1	.9	.9	3.1
Unrecognized tax benefits	1.8	—	.6	1.2	—
Other liabilities	4.1	1.8	1.7	.6	—

	$108.3	4.8	15.3	33.9	54.3

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$14.8	—	—	—	14.8
Timber cutting agreements	.3	—	.3	—	—
Letters of credit	.7	—	.2	.3	.2

	$15.8	—	.5	.3	15.0

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 50,000 to 75,000 tons in the fourth quarter of 2011 and 575,000 to 600,000 tons for the year. Finished lumber sales volume will continue to be subject to market conditions, and is estimated at 65 to 75 million board feet for the fourth quarter and 260 to 270 million board feet for the year. Residential lot sales are projected to be 25 to 30 lots for the year of 2011.

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

Based on their evaluation as of September 30, 2011, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Effective July 1, 2011, Deltic implemented a new sales order/inventory software system. The nature and extent of internal controls for these processes did not substantially change.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2010 annual report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 through July 31, 2011	—	—	—	$20,434,011
August 1 through August 31, 2011	—	—	—	$20,434,011
September 1 through September 30, 2011	—	—	—	$20,434,011

1In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. In December 2007, this plan was expanded by $25 million. There is no stated expiration date regarding this authorization.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Removed and Reserved

Item 5.    Other Information

None.

Item 6.    Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit

10.24	Second Amendment to the Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K dated February 4, 2011.)

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Stockholders’ Equity; (5) the Consolidated Statements of Other Comprehensive Income; and (6) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date:	November 4, 2011	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date:	November 4, 2011	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date:	November 4, 2011	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)