Form 10-K
period 2011-12-31
DELTIC TIMBER CORP
filed 2012-03-08
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2011, was $244,147,919. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 6, 2012, was 12,605,954.

Documents incorporated by reference:

The Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 26, 2012.

TABLE OF CONTENTS - 2011 FORM 10-K REPORT

PART I

Item 1.	Business

Introduction

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 445,100 acres of timberland, mainly in Arkansas and north Louisiana, stocked principally with Southern Pine, known in the industry as a type of “softwood.” The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber LLC (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). Deltic is a calendar-year company for both financial and income tax reporting.

The Company is organized into four segments: (1) Woodlands, which manages all aspects of the Company’s timberlands, including harvesting and sale of timber, timberland sales and acquisitions, oil and gas mineral revenue, and hunting land leases; (2) Mills, which consists of Deltic’s two sawmills that manufacture a variety of softwood lumber products; (3) Real Estate, which includes the Company’s three active real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. The Company currently does not allocate the cost of maintaining these support functions to its operating units. Information concerning net sales, operating income, and identifiable assets attributable to each of the Company’s business segments is set forth in Part II of this report in Item 7, “Management’s Discussion and Analysis,” and Item 8, “Financial Statements and Supplementary Data,” Note 21, “Business Segments,” to the consolidated financial statements.

Forest Products Industry

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors, including general economic conditions, employment levels, interest rates, credit availability and associated costs, imports, foreign exchange rates, housing starts, unsold new and existing home inventories, residential and commercial real estate foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw material, fuel cost, and weather conditions. The Mills segment has been affected by the decreased number of housing starts in the United States, which has experienced its lowest levels in 50 years. Several factors influencing the decrease were the recent economic recession, stricter lending practices, and availability of credit brought about by the mortgage loan defaults and construction loan delinquencies that have caused lenders to tighten credit for new developments. In addition, the overall weakness in the banking industry, inventory levels of new and existing homes, declining market value of existing homes, and employment levels have adversely influenced housing starts. The demand and pricing levels for softwood lumber products fell dramatically from 2005 to 2009, and the short-lived upward trend experienced in 2010 was due to a temporary supply/demand imbalance. Any recovery in demand and prices is expected to be gradual and over an extended period and depends primarily on the recovery of the U.S. housing industry. Lumber prices have historically been, and will remain, volatile. Sawtimber prices have generally been more stable than lumber prices but have seen price reductions due to the closure or curtailments of several mills in Deltic’s operating area.

The southern U.S., in which all the Company’s operations are located, is a major timber and lumber producing region. There are an estimated 215 million acres of forestland in the region, of which approximately 43 percent is currently growing softwood. Unlike other major timber-producing areas in North America, most of this acreage is privately held. The estimated breakdown of ownership of softwood timberland in the southern U.S. is 87 percent private, 6 percent national forest, and 7 percent other public. Although there can be no assurance, management anticipates that the southern U.S. timber resource will be subject to strong demand for the foreseeable future and also believes that the South will have a strategic advantage over other U.S. timber-producing regions due to regulations, geography, and other factors.

Woodlands

The Company owns approximately 445,100 acres of timberland, primarily in Arkansas and north Louisiana. Management considers these timberlands to be Deltic’s most valuable asset and the harvest of Company owned stumpage to be its most significant and stable source of income. The Company’s timberlands consist primarily of Southern Pine forests. The Company follows Sustainable Forest Initiative Standards (“SFI”), which is a system of values, objectives, and performance measures that promote sustainable forest management. The timberlands are actively managed to maximize their long-term value and increased productivity through responsible harvest plans, a commitment to reforestation, careful road construction, and other best management practices. The timber harvested from Company timberlands is either converted to lumber in the Company’s sawmills or sold in the domestic market. The Woodlands’ stumpage supplied to the Company’s sawmills is transferred at prices that approximate market in the Mills’ operating area. The Company has continued to acquire timberland in its current operating area since 1996, when it implemented a program to identify non-strategic timberland and higher and better use lands for possible sale and invest the proceeds into timberland suited for growing pine sawtimber. Timberland ownership also provides value through oil and gas lease rentals and royalties and recreational hunting land leases.

The approximate breakdown of the Company’s timberland acreage at year-end 2011 consisted of the following:

Acres
Pine forest	128,600
Pine plantation	233,800
Hardwood forest	8,900
Other	73,800

Total	445,100

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

Estimated inventory of standing timber as of December 31, 2011, consisted of the following:

Estimated Volume (Tons)
Pine timber
Sawtimber	12,751,000
Pulpwood	4,527,000

Hardwood timber
Sawtimber	1,347,000
Pulpwood	859,000

The Company’s annual harvest of pine sawtimber is used primarily by the Mills segment, but at times it may be sold to third parties. Products that can be manufactured from this resource include dimension lumber, boards, timbers, and decking, which are used mainly in residential construction. Deltic’s hardwood sawtimber is sold to third parties and is primarily used in the production of railroad ties, flooring, and pallets. Logs with a diameter of less than nine inches are considered to be pulpwood. Harvests of both pine and hardwood pulpwood are sold to third parties for use primarily in the manufacture of paper.

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

Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, such as higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. However, this process does not involve genetic engineering. The seedlings are used when a site is completely replanted, as in the case of a final harvest of a mature stand. Primarily using seedlings grown from seeds produced at the orchard facility, the Company planted 18,600 acres in 2011 and 11,500 acres in 2010. In addition, the Company also replants part or all of any recently planted pine plantation acreage where there has been a high mortality rate. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission’s Best Management Practices. In addition, the Company has been certified under the SFI program with regards to its timberland management practices.

The Company actively utilizes commercial thinning practices. Commercial thinning operations consist of the selective removal of trees within a stand, usually a plantation, to improve overall timber productivity and value by enhancing the growth of the remaining trees while generating revenues from the harvest.

The Company’s silviculture program is designed to control undesirable, competitive vegetation in its forests and to increase pine growth rates and reproduction. Deltic treated about 13,000 acres, 16,500 acres, and 13,400 acres, under this program in 2011, 2010, and 2009, respectively.

Harvest Plans. Management views the timberlands as assets with substantial inherent value beyond supplying its sawmills. The Company intends to continue to manage the timberlands on a sustainable-yield basis that permits regeneration of the timberlands over time and has no plans to harvest timber on an ongoing basis at levels that would diminish its timber inventory. In 2011, the Company harvested 606,311 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest approximately 600,000 tons of pine sawtimber in 2012.

The Company’s harvest plans are generally designed to project multi-year harvest schedules. In addition, harvest plans are updated at least annually and reviewed on a monthly basis to monitor performance and to make any necessary modifications to the plans in response to changing forestry conditions, market conditions, contractual obligations, regulatory limitations, weather conditions, and other relevant factors.

Since harvest plans can be affected by projections of demand, price, availability of timber from other sources, and other factors that may be outside of the Company’s control; therefore, actual harvesting levels may vary. Management believes that the Company’s harvest plans are sufficiently flexible to permit modification in response to fluctuations in the markets for logs and lumber.

Access. Substantially all of the timberlands are accessible by a system of low impact and low maintenance roads. Deltic generally uses third-party road crews to conduct construction and maintenance of these roads, and the Company regularly exchanges access easements and cooperates with other area forest products companies, private landowners, and the U.S. Forest Service.

Wildlife Management. Deltic actively leases Company lands for hunting purposes and monitors wildlife resources on Company property. The Company complies with the U.S. Endangered Species Act and strives to provide, maintain, and/or enhance habitats for all species with special biological or ecological concerns. The Company leased the hunting rights on approximately 436,000, 433,000, and 438,000 acres in 2011, 2010, and 2009, respectively. For the years ended 2011, 2010, and 2009, the Company had hunting lease revenues totaling $2,155,000, $2,046,000, and $1,893,000, respectively.

Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provided harvest planning, silvicultural improvements, and maintenance work for approximately 73,000 acres in 2011.

Timberland Acquisitions. The Company implemented a timberland acquisition program in late 1996. This ongoing program is designed to enable the Company to continue to increase harvest levels, while expanding its timber inventory which will allow the Company to maintain or increase the volume of logs supplied to its sawmills from its own timberlands, when economically feasible.

Deltic formed an acquisition team to implement its timberland acquisition program. Lands considered for purchase are evaluated based on the location, site index, timber stocking, and growth potential. Approximately 147,000 acres of strategically located pine timberlands have been added since the inception of the program. Individual land purchases have ranged in size from 3 acres to 21,700 acres.

The Company intends to continue to focus its acquisition program on timberlands that range from fully-stocked to cutover tracts. Unlike other timber-producing areas of North America, most of the timberland in the southern U.S. is privately held, making it potentially available for acquisition. There can be no assurance that timber properties suitable for acquisition will be identified by the Company or that, once identified, such properties will ultimately be acquired by the Company.

Land Sales. In 1999, the Company initiated a program to identify for possible sale non-strategic timberlands and higher and better use lands. Approximately 41,400 acres of non-strategic timberlands have been sold since 1999.

Oil and Gas Revenues. The Company receives oil and gas lease rental revenues when it agrees to grant certain mineral rights to third parties for terms that generally range from three to five years. Once production begins on leased mineral acres, it receives oil and gas royalty income payments. Deltic recorded oil and gas lease rental revenues of $2,471,000, $2,016,000, and $2,028,000 in 2011, 2010, and 2009, respectively on related leased acres of 42,300, 37,200, and 35,000, respectively. For the years ended 2011, 2010, and 2009, the Company earned $4,443,000, $4,154,000, and $2,296,000, respectively from oil and gas royalties.

Mills

The Company’s two sawmills are located at Ola in central Arkansas and at Waldo in south Arkansas. Each mill is strategically located near significant portions of the Company’s timberlands, which provide a stable source of raw material stumpage. The mills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production with safety being one of the highest priorities. Logs processed into lumber are obtained from the Company’s timberlands and from public and private landowners. The Company selects logs for processing in its mills based on size, grade, and the prevailing market price. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. The mills produce a variety of softwood lumber products, including dimension lumber, boards, and timbers. These lumber products are sold primarily to wholesale distributors, lumber treaters, large retailers, industrial accounts, and truss manufacturers in the South and Midwest and are used mainly in residential construction, roof trusses, remanufactured products, and laminated beams.

Combined annual permitted capacity of the two mills at December 31, 2011, was 390 million board feet (“MMBF”). The Company’s lumber output decreased to 249 MMBF in 2011 compared to 265 MMBF in 2010, as production was reduced to match market demand. Improving mill efficiencies and controlling manufacturing costs, along with optimizing production levels, remain a primary focus during the current down cycle of the lumber market.

Capital Projects. Deltic has invested significant capital in its sawmills in recent years to increase production capacity and efficiency, decrease costs, improve safety, and expand the product mix. Major capital projects completed at the Ola Mill over the past several years include: (1) redesign and rebuild of the sawmill primary breakdown processing equipment to improve the infeed of logs and overall flow of green lumber; (2) installation of a stick laying stacker to improve lumber drying quality and reduce labor cost; (3) gang control upgrade to improve operating efficiencies; (4) safety improvements, including upgrades to the planer blow system; (5) installation of a new log bucking deck to improve log recovery and increase throughput capacity; and (6) trimmer and edger computer optimization upgrades to improve lumber recovery and quality.

At the Waldo Mill, major capital projects completed over the past several years include: (1) replacement of the planer that was destroyed by fire in August 2007; (2) rebuild of lumber drying kilns and boilers to improve quality and efficiency; (3) installation of a new planer hog system to move scrap material away from the planer mill more efficiently and to allow for increased throughput of finished lumber; (4) various safety improvements, including upgrades to the planer blow system; (5) upgrade to edger computer optimizer to improve lumber recovery and quality; and (6) upgrade to sawmill trimmer fence unit to improve lumber recovery.

Raw Materials. In 2011, the Company’s two sawmills processed 1,039,514 tons of logs, either harvested from its timberlands or purchased from government and private landowners. Practically all of the Woodlands segment’s harvest of pine sawtimber was transferred to the Mills and provided 62 percent of the Mills’ total raw material requirements.

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

In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement timber harvests from its own timberlands. The Company has an active timber procurement function for each of its sawmills. As of December 31, 2011, the Company had under contract 185,830 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next three years. During 2011, the Company harvested third-party stumpage and purchased logs from third parties totaling 389,926 tons. Of this volume, purchases from the U.S. Forest Service represented seven percent. The balance of such purchased volume was acquired from private lands.

Due to the closure or curtailment of several mills which were in close proximity to the Company’s mills, there has been a higher availability of privately owned pine timber at lower stumpage prices due to the decreased demand. There is a substantial amount of other private timber acreage in proximity to each of Deltic’s sawmills; therefore, the sources of private timber are many and diverse. The key factors in a landowner’s determination of whether to sell timber to the Company are price, the Company’s relationships with logging contractors, and the ability of the Company to demonstrate the quality of its logging practices to landowners. Typically, a landowner will be more likely to sell timber to a forest products company whose own land has been responsibly managed and harvested.

Residual Wood Products. The Company pursues waste minimization practices at both of its sawmills and seeks to sell all marketable byproducts. Wood chips are usually sold to paper mills, while wood shavings and chips are usually sold to Del-Tin Fiber, and bark is frequently sold for use as fuel. Bark, sawdust, shavings, and wood chips that cannot be sold are used as “hog fuel” to fire the boilers that heat the drying kilns. The Company expects to continue to sell a significant portion of its Waldo Mill’s residual wood shavings and chip production to Del-Tin Fiber at market prices, which are renegotiated annually.

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

Real Estate

The Company’s real estate operations were initiated to add value to former timberland strategically located in the growth corridor of west Little Rock, Arkansas. Development activities began with the construction of Chenal Ridge, the initial, 85-lot neighborhood in Chenal Valley on the western edge of the Little Rock city limits in 1985. Since that time, the Company has been developing the remainder of Chenal Valley, a premier upscale planned community with approximately 4,900 acres of residential and commercial properties centered around two Robert Trent Jones, Jr. designed championship golf courses. The property has been developed in stages, and real estate sales to date have consisted primarily of residential lots sold to builders or individuals and commercial tracts sold to area businesses or developers. In addition to Chenal Valley, Deltic created Chenal Downs, a 400-acre equestrian development with controlled access, featuring secluded, five-acre lots, located just outside of Chenal Valley. Red Oak Ridge, Deltic’s first development outside the Little Rock area, is an 800-acre upscale community being developed for residential, resort, or retirement living and is located in Hot Springs, Arkansas. All developed acreage in Chenal Valley has been annexed by the City of Little Rock, while Chenal Downs is located just outside the Little Rock city limits. Red Oak Ridge has been similarly annexed by the City of Hot Springs.

Residential Development. Residential lots were first offered for sale in Chenal Valley during the second half of 1986 with closings beginning in 1987. As of December 31, 2011, 2,738 lots have been developed in 34 neighborhoods, and 2,563 lots have been sold, with about 2,376 residences constructed or under construction. When fully developed, Chenal Valley could include approximately 4,600 single-family residences. However, the actual number of residences in Chenal Valley will depend on final land usages and lot densities. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acres to 2.25 acres, and the lot sales price over the life of the development has ranged from $25,000 per lot to over $335,000 per lot.

The first phase of Chenal Downs was opened in December 1997, followed by a second phase in November 2000. By the end of 2011, 64 of the 76 developed lots were sold. Lot prices in Chenal Downs range from $89,000 to approximately $187,000. In Red Oak Ridge, the first two neighborhoods were offered for sale in 1998, with a third neighborhood offered in late 2005. These neighborhoods offer a choice of either estate-sized homesites, many of which overlook one of two private lakes, or garden-home sized lots. As of the end of 2011, 89 of the 135 lots offered have been sold, and prices for lots currently offered range from about $30,000 per lot to almost $183,000 per lot.

Commercial Development. Commercial activity to-date has consisted of the sale of approximately 391 acres, including 27 acres in 2011, 19 acres in 2010, and 18 acres in 2009. Commercial property sales to-date have consisted of retail store locations, an office building constructed by the Company on a nine-acre site, multi-family residence sites, convenience store locations, a bank office building site, a site for a 38-acre open-air shopping center, a 37-acre site for a medical center, and outparcels surrounding a retail center constructed and owned by the Company. Under current development plans, Chenal Valley will include approximately 821 acres of commercial property when fully developed.

In 1998 construction was completed on the initial section of Rahling Road, a major connector street to Chenal Parkway, and it provided greater access to Chenal Valley’s commercial acreage. Located at the center of this commercial property is a Company-owned 35,000-square-foot retail center. The retail center was completed in early 2000 and offers retail space for lease. The center is surrounded by 16 outparcels, ranging in size from 0.2 to 1.8 acres. To-date, 11 of these outparcels have been sold. In addition, St. Vincent Hospital opened its Chenal-based medical center in 2011. This, along with the success of the shopping center known as “The Promenade at Chenal” in attracting internationally branded retailers, continues to stimulate interest in the Company’s nearby available commercial property.

No commercial acreage is included in Chenal Downs, and a small amount of commercial property is planned for Red Oak Ridge. The Company will begin to develop and offer commercial sites in Red Oak Ridge as population density increases.

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

Home Construction. Historically, the Company’s focus with regards to residential real estate development has been on lot development only. However, Deltic has constructed a limited number of speculative homes within its Red Oak Ridge development located in Hot Springs, Arkansas. At December 31, 2011, six homes were available for sale.

Future Development. A number of factors have added significant value to the undeveloped portion of Chenal Valley. Such factors include: (1) the overall success of Chenal Valley as a residential development and its image as one of the premier developments in central Arkansas; (2) the continued westward growth of Little Rock; (3) the Company’s investment in infrastructure in the area; and (4) the established residential base which is now large enough to support commercial development. Management expects the undeveloped portion of Chenal Valley to provide growth and development opportunities in the future.

Chenal Downs has been fully developed, but development of Red Oak Ridge is in the early stages, currently consisting of two man-made lakes as the core amenity, initial infrastructure placement, and the first three of several planned neighborhoods.

Continued development in the Highway 10 growth corridor of west Little Rock has significantly affected land values in the area and is expected to create real estate development opportunities for the Company’s approximately 57,000 mostly contiguous acres of timberland located two miles west of Chenal Valley.

Undeveloped Acreage. The success of Chenal Valley has increased the value of the Company’s undeveloped real estate surrounding and within the development. There were no sales of undeveloped real estate in 2011, 2010, or 2009.

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

Production. The plant’s production of MDF was 116 MMSF in 2011, 128 MMSF in 2010, and 99 MMSF in 2009. Production in 2010 was increased to meet demand, which increased due to an interruption in imports from Chile in early 2010.

Raw Materials. The Del-Tin Fiber plant provides an additional outlet for wood chip production from the Waldo Mill. The Company expects to continue to sell a significant portion of its Waldo Mill’s residual wood shavings and chip production to Del-Tin Fiber at market prices, which are renegotiated annually. In addition, Del-Tin Fiber has an option to purchase residual wood chips from the Ola Mill. During 2011, 2010, and 2009, Deltic sold approximately $3,654,000, $4,449,000, and $4,457,000, respectively, of these lumber manufacturing by-products to Del-Tin Fiber.

Products and Competition

The Company’s principal products are timber, timberland, softwood lumber products (primarily finished lumber), residual wood products, hunting land leases, oil and gas lease rentals and royalties, and real estate.

Timber. Timber harvested from the timberlands is utilized by the Company’s sawmills or sold to third parties. The Company’s timber sales to third parties accounted for approximately four percent of consolidated net sales in 2011, 2010, and 2009.

The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood manufacturing facilities, and accessibility.

Land Sales. Timberland sold by the Company to third parties consists of both non-strategic timberland, including hardwood bottomland suitable for recreational use, and lands with potential for higher and better use, and amounted to three percent of consolidated net sales in 2011, five percent in 2010, and six percent in 2009.

Lumber Products. The Company’s sawmills produce a wide variety of products, including dimension lumber, boards, and timbers. Lumber is sold primarily to wholesaler distributors, lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams. During 2011, 2010, and 2009, lumber sales as a percentage of consolidated net sales were approximately 53 percent, 55 percent, and 52 percent, respectively.

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

In addition, Deltic’s management expects the Company’s products to experience additional increased competition from engineered wood products and other substitute products. However, due to the geographic location of Deltic’s timberlands and its high-quality timber, the Company’s active timber management program, strategically located and efficient sawmill operations, and highly motivated workforce, Deltic has been able to compete effectively.

Residual Wood Products. The Company’s sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During 2011, 2010, and 2009, sales of these residual products accounted for 12 percent, 11 percent, and 13 percent, respectively, of Deltic’s consolidated net sales. Wood chips are the primary source of residual sales and are typically sold to Del-Tin Fiber or to paper mills. In 2011, Deltic’s sawmills produced 322,641 tons of wood chips. The Company expects to continue to sell a significant portion of its wood chip production to Del-Tin Fiber for use in the production of MDF.

Hunting Land Leases. Deltic leases hunting rights for its Woodlands to individuals and groups with its main competitors being other landowners. Per-acre price and location are the primary factors in leasing woodland hunting rights. Hunting lease revenues accounted for two percent of consolidated net sales in 2011, one percent for 2010, and two percent for 2009.

Oil and Gas. The Company has approximately 43,000 net mineral acres of Company owned land either currently under lease or held by production. Once production begins, oil and gas royalty payments are received. Oil and gas lease rental payments are recognized as income over the term of the lease and oil and gas royalty payments are recognized as income when received. Oil and gas lease rental income accounted for two percent, one percent, and two percent of consolidated net sales in 2011, 2010, and 2009, respectively. Oil and gas royalty revenue accounted for four percent, three percent, and two percent of consolidated net sales in 2011, 2010, and 2009, respectively. Oil and gas royalty income is dependent upon the number of producing wells, volume extracted, and market prices, none of which is controlled by the Company.

Real Estate. The Company develops and markets residential lots and commercial sites and also sells undeveloped acreage. Other landowners or developers are Deltic’s competitors in its real estate markets. Deltic generally provides the supporting infrastructure. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. The Company also sells undeveloped acreage. The Company’s competition is seeking the same customer base with each competitor marketing the benefits of its site locations with related infrastructure or amenities. During 2011, 2010, and 2009, the sales of residential lots and commercial sites as a percentage of consolidated net sales were four percent, six percent, and four percent, respectively. The sale of commercial property can have a significant impact on the Company’s sales but is unpredictable and sporadic.

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

Environmental Matters

The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, including laws relating to air and water quality, greenhouse gas emissions, the use of herbicides on timberlands, regulation of “wetlands”, and the protection of endangered species. Environmental legislation and regulations, and the interpretation and enforcement thereof, are expected to become increasingly stringent. The Company has made, and will continue to make, expenditures to comply with such requirements in the ordinary course of its operations. Historically, these expenditures have not been material, and the Company expects that this will continue to be the case. Liability under certain environmental regulations may be imposed without regard to fault or the legality of the original actions and may be joint and several with other responsible parties. As a result, in addition to ongoing compliance costs, the Company may be subject to liability for activities undertaken on its properties prior to its ownership or operation and for activities by third parties, including tenants. The Company is not involved with any such sites at this time. The Company leases the rights to drill for oil and gas on some of its lands to third parties. Pursuant to these leases, the lessee is to indemnify the Company from environmental liability relating to the lessee’s operations. Based on its present knowledge, including the fact the Company is not currently aware of any facts that indicate the Company will be required to incur any material costs relating to environmental matters, and currently applicable laws and regulations, the Company believes environmental matters are not likely to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

The federal “Endangered Species Act” protects species threatened with possible extinction and restricts timber harvesting activities on private and federal lands. Certain of the Company’s timberlands are subject to such restrictions due to the presence on the lands of the red-cockaded woodpecker, a species protected under the Act. The yellowcheek darter was recently listed as endangered and is found in the Little Red River basin in Arkansas where considerable acreage is owned by Deltic. Although at this time there are no current restrictions, there can be no assurance that the presence of these species or the discovery of other protected species will not subject the Company to future harvesting restrictions. However, based on the Company’s knowledge of its timberlands, the Company does not believe that its ability to harvest its timberlands will be materially adversely affected by the protection of endangered species.

Congress has been considering certain climate control legislation. Due to uncertainties with any proposed legislation, it is difficult to make an assessment of the impact of such legislation upon the Company’s operations until such time as such legislation has been passed, codified, and the appropriate regulation promulgated. The Company will continue to monitor the legislative process and any possible future legislation or regulatory actions and their effects upon its operations.

Access to SEC Filings

The Company maintains an internet website at www.deltic.com. The Company makes available free of charge under the Investor Relations section of its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to any of those reports, and other filings as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission.

Employees

As of January 31, 2012, the Company had 438 employees.

Item 1A.	Risk Factors

Cyclicality of Forest Products Industry

The Company’s results of operations are, and will continue to be, affected by the cyclical nature of the forest products industry. Prices and demand for logs and manufactured wood products have been, and in the future can be expected to be, subject to cyclical fluctuations. The demand for logs and lumber is primarily affected by the level of new residential construction activity. This activity is subject to fluctuations due to changes in economic conditions, availability and cost of financing for developers, mortgage interest rates, new and existing housing inventory levels, foreclosure rates, population growth, weather conditions, and other factors. Decreases in the level of residential construction activity usually will be reflected in reduced demand for logs and lumber resulting in lower prices for the Company’s products and lower revenues, profits, and cash flows. In addition to housing starts, demand for wood products is also significantly affected by repair and remodeling activities and industrial uses, demand for which has historically been less cyclical. Furthermore, changes in industry supply of timber affect prices. Although the Company believes sales of timber by United States government agencies will remain at relatively low levels for the foreseeable future, any reversal of policy that substantially increases such sales could significantly reduce prices for logs and lumber, which could have a material adverse effect on the Company. Furthermore, increased imports from foreign countries could reduce the prices the Company receives for its products. Meanwhile, possible reductions of Canadian imports due to mountain pine beetle infestation could increase prices the Company receives for its products.

Limitations on the Company’s Ability to Harvest Timber

Revenues from the Company’s future operations will depend to a significant extent on its ability to harvest timber pursuant to its harvest plans from its 445,100 acres of timberlands (the “Timberlands”). Harvesting of the Timberlands may be affected by various natural factors, including damage by fire, insect infestation, disease, prolonged drought, severe weather conditions, ice storms, higher than normal amounts of rainfall, and other causes. The effects of these natural factors may be particularly damaging to young timber. To the extent possible, the Company implements measures to limit the risk of damage from such natural causes. The Company is a participant with state agencies and other timberland owners in cooperative fire fighting and fire surveillance programs. In addition, the Timberlands’ extensive system of access roads, firelines, and the physical separation of various tracts provide some protection against fire damage. Nonetheless, one or more major fires on the Timberlands could adversely affect Deltic’s operating results. The Timberlands may also be affected by insect infestation, particularly by the southern pine beetle, and by disease. Additionally, the Timberlands may be affected by severe weather conditions, especially ice storms, tornados, and heavy winds. Although damage from such natural causes usually are localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting the Timberlands will, in fact, be so limited. As is typical in the forest products industry, the Company does not maintain insurance coverage with respect to damage to the Timberlands. The Company does, however, maintain insurance for loss of logs due to fire and other occurrences following their receipt at the Company’s sawmills.

Operation of Sawmills

The Company’s sawmills are located at Ola in central Arkansas and Waldo in southern Arkansas. The operations of the sawmills are dependent on various factors and there can be no assurance that the Company will be able to continue such operations at current levels of production or that suspension of such operations may not be required in the future. One such factor is the ability of the Company to procure sufficient logs at suitable prices. The Company obtains logs for its sawmills from the Timberlands, other private sources, and federal lands. As previously discussed, prices for logs are cyclical and affected primarily by demand for lumber and other products produced from logs. Another such factor is the ability of the Company to find an outlet for the large volume of residual wood products that result from the milling process. The Company currently markets such products to third parties for the production of paper and other uses. In addition, the Company sells a significant portion of its residual wood chips to Del-Tin Fiber, a joint venture medium density fiberboard plant, in which the Company owns a 50-percent interest. The continued operation of the sawmills is subject generally to the risk of business interruption in the event of a fire or other natural disaster, regulatory actions, or other causes. Deltic mitigates this risk through the procurement of casualty and business interruption insurance. The American Lumber Standards Committee is currently reviewing and testing the design values of all species of visually graded dimension lumber, and in January 2012, it adopted a reduced value for Southern Pine 2X4 lumber for grades No. 2 and lower, effective in June 2012. The timing for completion of this testing process and its impact on lumber markets is currently unknown. However, the Company has lumber stress rating machines at each of its sawmills and already produces a portion of its sales mix as Machine-Stress-Rated (“MSR”) lumber.

Del-Tin Fiber

Deltic owns 50 percent of the membership interest of Del-Tin Fiber, a joint venture to manufacture and market MDF. The Del-Tin Fiber plant is located near El Dorado, Arkansas. Construction of the plant was completed, and initial production began, in 1998. Demand for MDF is subject to many of the same factors as other wood products such as housing starts, furniture production, residential improvements, import fluctuations, and industry capacity. The industry is also facing higher costs resulting from compliance with California Air Resources Board (“CARB”) regulations. Additionally, Del-Tin Fiber operations are subject to risk of business interruptions due to fire or other natural disasters, regulatory actions, or other causes. Del-Tin Fiber procures casualty and business interruption insurance to mitigate this risk. A decline in prices or demand for MDF or disruptions in the manufacturing operations at the Del-Tin Fiber plant could impact the Company’s results of operations and cash flows in future periods, as well as Deltic’s ability to exit the MDF business if desired in the future.

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

Federal and State Environmental Regulations

The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, the provisions and enforcement of which are expected to become more stringent in the future. The Company has made and will continue to make non-material expenditures to comply with such provisions. Based on currently available information, the Company believes environmental regulation will not materially adversely affect the Company, but there can be no assurances that environmental regulation will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company in the future. Climate control legislation being considered by Congress or potentially more restrictive guidelines issued by governmental regulatory agencies are examples of changes that, if approved, could increase compliance costs as well as direct manufacturing expenses.

Geographic Concentration and Risk Associated with Real Estate Development

The Company’s real estate development projects are located in central Arkansas, specifically, in and west of Little Rock, Arkansas and in Hot Springs, Arkansas. Accordingly, the Company’s real estate operations are particularly vulnerable to any economic downturns or other adverse events that may occur in this region and to competition from nearby residential housing developments. The Company’s results of operations may be affected by the cyclicality of the homebuilding and real estate industries generally. Factors include changes in general and local economic conditions, such as employment levels, consumer confidence and income, housing demand, new and existing housing inventory levels, availability and cost of financing, mortgage interest rates and foreclosures, and changes in government regulation regarding the environment, zoning, real estate taxes, and other local government fees. In addition, the tightening of credit and the economic recession could delay or deter commercial real estate activity and may affect the Company’s operating results.

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

Reliance on Key Personnel

The Company believes that its continued success will depend in large part on its ability to attract and retain highly skilled and qualified personnel. The Company offers management incentives in a manner that are directly linked to the Company’s performance, which the Company believes will facilitate the attraction, retention, and motivation of highly skilled and qualified personnel. In this regard, the Company has taken steps to retain its key personnel, including the provision of competitive employee benefit programs. Although the Company will seek to employ qualified individuals, in the event that officers or other key employees of the Company cease to be associated with the Company, there can be no assurance that such individuals could be engaged by the Company.

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

Anti-Takeover Effects of Certain Statutory, Charter, Bylaw and Contractual Provisions

Several provisions of the Company’s Certificate of Incorporation and Bylaws and of the Delaware General Corporation Law could discourage potential acquisition proposals and could deter or delay unsolicited changes in control of the Company, including provisions creating a classified Board of Directors, limiting the stockholders’ powers to remove directors, and prohibiting the taking of action by written consent in lieu of a stockholders’ meeting. The preferred stock purchase rights attached to the Company’s common stock could have similar anti-takeover effects. In addition, the Company’s Board has the authority, without further action by the stockholders, to fix the rights and preferences of and to issue preferred stock. The issuance of preferred stock could adversely affect the voting power of the owners of the Company’s common stock, including the loss of voting control to others. Transactions subject to these restrictions will include, among other things, the liquidation of the Company; the merger, consolidation, or other combination or affiliation of the Company with another company; discontinuance of or material change in the conduct of a material portion of its businesses independently and with its own employees; redemption or other reacquisition of the Company’s common stock; and the sale, distribution, or other disposition of assets of the Company out of the ordinary course of business.

These provisions and others that could be adopted in the future could discourage unsolicited acquisition proposals or delay or prevent changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. In addition, these provisions could limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, purchased stumpage inventory, two sawmills, and residential and commercial real estate held for development and sale. As of December 31, 2011, the Company’s gross investment in timber and timberlands; gross property, plant, and equipment; and investment in real estate held for development and sale consisted of the following:

(Thousands of dollars)
Timberlands	$94,212
Fee timber and logging facilities	236,742
Purchased stumpage inventory	2,061
Real estate held for development and sale	57,408
Land and land improvements	6,498
Buildings and structures	13,876
Machinery and equipment	100,211

$511,008

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

Item 3.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The age (at January 1, 2012), present corporate office, and length of service in office of each of the Company’s executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

Ray C. Dillon - Age 56; President and Chief Executive Officer and a director of the Company, effective July 1, 2003. Prior to joining the Company, Mr. Dillon was employed at Gaylord Container Corporation, where from April 2000 through December 2002, he was Executive Vice President, and preceding his election as Executive Vice President, he was Vice President, Primary Product Operations from April 1997.

Kenneth D. Mann - Age 52; Vice President, Treasurer, and Chief Financial Officer, effective May 1, 2007. From September 2004 to April 2007, Mr. Mann was Controller. From September 2002, to September 2004, Mr. Mann was Manager of Corporate Governance and Investor Relations. From January 1997 to September 2002, Mr. Mann was Assistant Controller.

Jim F. Andrews, Jr. - Age 47; Vice President, General Counsel, and Secretary, effective October 15, 2010. From July 2001 to October 2010, Mr. Andrews served as in-house legal counsel for the Company.

Kent L. Streeter - Age 51; Vice President of Operations, effective November 16, 2003. Prior to joining the Company, Mr. Streeter was Operations Manager of a large paper mill located in the Southeastern United States from January 1997, which has been owned since April 2002, by Temple-Inland, Inc. and prior to that by Gaylord Container Corporation.

David V. Meghreblian - Age 53; Vice President of Real Estate, effective November 16, 2003. From May 2000 to November 2003, Mr. Meghreblian was Vice President of Operations for the Company. From November 1996 to April 2000, Mr. Meghreblian was General Manager of Planning and Investor Relations for Deltic. Prior to such time, Mr. Meghreblian was General Manager of Project Development, a position he held beginning in November 1995.

Byrom L. Walker - Age 50; Controller, effective May 1, 2007. From March 2006 to May 2007, Mr. Walker was Manager of Financial Reporting. Prior to joining the Company, Mr. Walker was Corporate Controller for Teris, LLC, a division of Suez S.A., a position he held from 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol “DEL”. The following table sets forth the high, low, and closing prices, along with the quarterly dividends declared, for each of the quarters indicated:

	Sales Price		Dividend per
	High	Low	Common Share
2011
First Quarter	$66.99	55.50	.075
Second Quarter	$74.43	49.53	.075
Third Quarter	$60.60	46.89	.075
Fourth Quarter	$76.03	55.96	.075

2010
First Quarter	$54.15	39.99	.075
Second Quarter	$55.99	41.56	.075
Third Quarter	$48.04	38.32	.075
Fourth Quarter	$63.00	42.68	.075

Common stock dividends were declared to be paid for each quarter during 2011 and 2010. As of December 31, 2011, there were approximately 940 stockholders of record of Deltic’s common stock.

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. On December 13, 2007, Deltic announced an expansion of its repurchase program by $25 million. There is no stated expiration date regarding this authorization. There were no purchases of shares under the program in 2011. Information pertaining to this plan for the fourth quarter of 2011 is presented in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2011	—	—	—	$20,434,011

November 1 through November 30, 2011	—	—	—	$20,434,011

December 1 through December 31, 2011	—	—	—	$20,434,011

Information regarding securities authorized for issuance under equity compensation plans required by this item is contained in Item 12 of this Form 10-K and is incorporated herein by reference.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities (cont.)

The graphed stock performance represents the cumulative total return for the Company’s common stock compared to issuers with similar capitalization and to peer industry issuers for the period December 31, 2006, through December 31, 2011. The calculated returns assume an investment of $100 on December 31, 2006, and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2011.

(Thousands of dollars, except per share amounts)	2011	2010	2009	2008	2007
Results of Operations for the Year

Net sales	$121,847	141,623	112,012	129,524	128,255
Operating income	$7,459	17,909	5,870	7,505	19,959
Net income	$2,659	12,397	3,688	4,384	11,111
Comprehensive income/(loss)	$(4,344)	14,880	5,386	(915)	14,638
Earnings per common share
Basic	$.21	.99	.30	.35	.89
Assuming dilution	$.21	.99	.30	.35	.89
Cash dividends declared per common share	$.30	.30	.30	.30	.30
Net cash provided/(required) by
Operating activities	$14,639	28,898	16,914	10,890	18,213
Investing activities	$(11,112)	(864)	(25,772)	(19,985)	(10,993)
Financing activities	$(4,067)	(28,986)	11,228	835	(7,906)
Percentage return on
Average stockholders’ equity	1.2	5.6	1.8	2.0	5.2
Average borrowed and invested capital	2.3	5.3	2.5	3.4	5.7
Average total assets	.8	3.5	1.1	1.3	3.4

Capital Expenditures for the Year

Woodlands	$7,817	6,144	25,075	11,436	4,978
Mills	$3,570	5,330	3,006	6,874	5,345
Real Estate	$4,223	3,859	4,464	11,222	10,171
Corporate	$87	235	160	122	74

	$15,697	15,568	32,705	29,654	20,568

Financial Condition at Year-End

Working capital	$3,618	2,520	5,414	4,069	6,609
Current ratio	1.28 to 1	1.16 to 1	1.41 to 1	1.34 to 1	1.40 to 1
Total assets	$341,870	343,273	352,203	334,733	328,744
Long-term debt	$64,000	65,611	91,222	75,833	66,667
Stockholders’ equity	$227,123	230,011	216,299	213,164	218,086
Long-term debt to stockholders’ equity ratio	.282 to 1	.285 to 1	.422 to 1	.356 to 1	.306 to 1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 445,100 acres of timberland, mainly in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development in the central Arkansas area. The Company also holds a 50 percent interest in Del-Tin Fiber LLC (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). Deltic is a calendar-year company for both financial and income tax reporting.

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

The wood products business is affected by a number of factors, including general economic conditions, employment levels, interest rates, credit availability and associated costs, imports, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, cost of fuel, and weather conditions. Concerns over the stability of employment and European sovereign debt, along with high inventory levels of pre-existing homes and economic uncertainties, have dampened consumer confidence pertaining to the U.S. housing market. Even though recent economic news in the U.S. has shown the economy to be improving modestly, the U.S. housing market has continued to languish. Until the U.S. housing market can show signs of sustained growth, moving back toward historical levels of annual new home construction, the building products and real estate development markets will continue to be depressed. Given its relative size and the nature of most commodity markets, the Company has little or no influence over the market’s pricing levels for its wood products. Accordingly, Deltic’s management focuses on increasing productivity and reducing controllable costs and expenses in its manufacturing processes.

Significant accomplishments for the Company’s operating segments during the year of 2011 include: (1) the Woodlands segment’s harvest of 606,000 tons of pine sawtimber, 449,000 tons of pine pulpwood, and sale of approximately 2,700 acres of non-strategic timberland; (2) the Mills segment’s reported operating profit for the year, despite continued low lumber prices and consumption levels; and (3) the Real Estate segment’s sales of 27 acres of commercial real estate at an average sales price of $117,000 per acre.

The Woodlands segment is the Company’s core operating segment. It reported operating income of $20.4 million, a 16 percent decrease from 2010 results, primarily due to decreased revenues from harvested sawtimber and pulpwood, as a result of decreased per-ton sales prices, combined with sales of fewer acres of timberland at a slightly lower per-acre sales price. Offsetting these decreases were increases in the oil and gas and hunting lease revenues, combined with lower operating expenses, net of hauling activities, and a lower cost of timber harvested. The pine sawtimber harvest volume for 2011 was 606,000 tons compared to 610,000 in 2010, but the average sales price declined 15 percent to $23 per ton, a record low. The 2011 pine pulpwood harvest volume was 449,000 tons, a 31 percent increase from 2010, while the $8 per ton average sales price was a 27 percent decrease from 2010. The hardwood sawtimber harvest volume decreased 61 percent from 2010, to 10,000 tons, and the average sales price was $30, a 17 percent decrease from the prior year. The Company continues to manage the harvest level of its forests on a sustainable-yield basis.

Over the long-term, there has been a fundamental correlation between pine lumber prices and pine sawtimber prices, but in the short-term, the geographical size differential between the pine lumber and pine sawtimber markets results in the two acting somewhat independently of each other. Pine sawtimber markets operate within local areas, with sales being mainly to sawmills. These mills are subject to a relatively fixed level of raw material requirements that is driven by the facilities’ required production levels. These production levels within a region can influence the price of pine sawtimber. Changes in pricing levels within the lumber market typically do not have an immediate effect on the existing demand for raw materials in the short-term; therefore, the resulting impact on pine sawtimber prices will usually lag in timing and will be less volatile than that of the market for pine lumber. This trend would also be true in the short-term during times of a depressed lumber market. Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the size or existence of markets for manufactured lumber and other wood products.

Timberland designated as higher and better use consists of tracts with market values that exceed the land’s worth as a pine timber growing platform. Deltic’s approximately 57,000-acre timberland holdings in the expanding westward growth corridor of Little Rock, Arkansas, is an example of such land. Non-strategic timberland is composed of hardwood bottomland acreage that is unsuitable for growing pine timber, tracts that are too small to allow efficient timber management, tracts geographically isolated from other Company fee lands, or any other acreage not deemed strategic to Deltic’s operations or growth. Approximately 2,700 acres of non-strategic timberland, primarily hardwood bottomland, were sold during 2011. When possible, the Company utilizes tax deferring, like-kind exchanges to minimize tax consequences of timberland sales. In 2011, Deltic reinvested hardwood bottomland sale proceeds into pine producing timberland, purchasing approximately 2,000 acres.

In addition to pine and hardwood timber sales, the Company receives other benefits from land ownership, such as revenues from hunting leases, mineral lease rentals, mineral royalties, and land easements that provide income to the Woodlands segment. The segment reported hunting lease income of $2.2 million in 2011 and $2 million in 2010. Total mineral revenues, consisting of mineral lease rentals and net oil and gas royalties, were $6.4 million in 2011, compared to $5.7 million in 2010. The majority of this revenue currently comes from an area known as the Fayetteville Shale Play, an unconventional natural gas reservoir being developed in the state of Arkansas. The Company has under lease or held by production approximately 26,200 net mineral acres in the Fayetteville Shale Play. During 2011, the Company received net royalty payments of $3.3 million from the Fayetteville Shale Play, compared to $3 million in 2010. The increase was due to more wells being in production when compared to a year ago. The total of all net oil and gas royalty income, inclusive of the Fayetteville Shale Play, was $3.9 million in 2011 and $3.7 million in 2010. Total income from mineral lease rentals was $2.5 million in 2011 and $2 million in 2010. The ultimate benefit to Deltic from mineral leases remains speculative and unknown to the Company and is contingent on the successful completion of producing wells on Company lands and the prices received for crude oil and natural gas.

The Mills segment reported operating income of $1 million in 2011, despite a weak lumber market. However, this was an 86 percent decrease from 2010, which was primarily due to a supply-side driven shortage of lumber and the resulting increase in lumber prices during 2010. The impact of decreased sales prices in 2011 was partially offset by a lower average manufacturing cost. Current economic forecasts indicate the housing industry’s recovery will be prolonged for some time. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future, and management will respond with timely decisions for adjusting production levels to match market demand. Since commodity-based markets rarely benefit from real price growth, after inflation, Deltic focuses on improving production efficiencies and the cost structure for its lumber mills, as evidenced by a continued year-over-year unit cost reduction and improved hourly productivity rates in its manufacturing operations.

The Real Estate segment reported break-even results in 2011, a decrease of $2.2 million from 2010. While the number of residential lots sold increased by 3 to 31, the average sales price per lot decreased $18,000, to $63,500 per lot. The decrease was due to the mix of lots sold, as the Company has not reduced lot prices. At December 31, 2011, developed but uncommitted residential lots in Chenal Valley, Chenal Downs, and Red Oak Ridge were 173, 12, and 45, respectively. The Company continues to focus on the long-term financial returns from the total build-out of the Chenal Valley and Red Oak Ridge developments and deems the recent negative trends to reflect anticipated fluctuation, which will have a minimal impact on the overall real estate business model.

A tabular summary of Deltic’s residential real estate activity is as follows:

Residential Lots		Lots Sold in 2011	Lots Sold Since Inception	Unsold Developed Lots	Future Lots to Develop	Estimated Total Lots

Development	Market
Chenal Valley	Little Rock	29	2,563	175	2,162	4,900
Chenal Downs	Little Rock	—	64	12	—	76
Red Oak Ridge	Hot Springs	—	89	46	865	1,000
Acquired lots	Various	2	5	7	—	—

		31	2,721	240	3,027	5,976

During the year of 2011, Deltic sold approximately 27 acres of commercial real estate within the boundaries of the Chenal Valley development for an average per-acre price of $117,000. A multi-family housing site accounted for 26 of these acres. Future pricing trends for commercial real estate sales are difficult to predict and are influenced by multiple factors, which include intended use of the site, property location, and acres available. There is no commercial acreage included in the Chenal Downs development. Red Oak Ridge, the Company’s Hot Springs area development, will include a small amount of commercial acreage to be determined by the actual land usages. The Company will begin to develop and offer commercial sites as this development’s population density increases.

A tabular summary of Deltic’s commercial real estate activity is as follows:

Commercial Acres		Acres Sold in 2011	Acres Sold Since Inception	Acres Remaining	Estimated Total Acres

Development	Market
Chenal Valley	Little Rock	27	391	430	821

Deltic’s real estate activities primarily involve residential lots and commercial acreage; however, the Company has constructed a small number of speculative homes in the Red Oak Ridge development to serve as a catalyst for increasing lot sales activity. This activity has been reviewed for potential triggers for impairment testing, as appropriate. However, management is of the opinion that no such triggering event has occurred.

A tabular summary of Deltic’s speculative home activity is as follows:

Development	Market	Homes Sold in 2011	Homes Constructed Since Inception	Homes Sold Since Inception	Homes Unsold
Red Oak Ridge	Hot Springs	—	15	9	6

Equity in earnings of Del-Tin Fiber was $.3 million in 2011, a decrease of $3.8 million from 2010. The decrease was due primarily to lower sales volume and average per-unit sales price, as the MDF market was weaker than the prior year, as 2010 benefitted from a disruption in the supply of moldings from Chile as a result of an earthquake there. In addition, higher costs for raw material used in the manufacture of MDF adversely impacted the plant’s financial results.

Significant Events

On February 4, 2011, Deltic amended and extended its unsecured and committed revolving credit facility. Pursuant to the amendment, the total amount available was decreased $2.5 million to $297.5 million, the term was extended to September 9, 2015, the fixed charge coverage ratio covenant was removed, pricing of the applicable commitment fees and margins was amended, and an option to request an increase in the amount of the aggregate revolving commitments by $50 million was continued. The funds available through this agreement will enable the Company to take full advantage of growth opportunities as they present themselves.

On February 13, 2012, International Paper Company completed its acquisition of Temple-Inland, Inc., Deltic’s joint venture partner in Del-Tin Fiber, LLC. Temple-Inland, Inc. is a now a wholly owned subsidiary of International Paper Company. The acquisition did not change the operating agreement of Del-Tin Fiber, LLC.

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the three years ended December 31, 2011, 2010 and 2009. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2011	2010	2009
Net sales
Woodlands	$40.2	43.5	40.1
Mills	83.9	99.4	75.7
Real Estate	12.3	16.0	13.1
Eliminations	(14.6)	(17.3)	(16.9)

Net sales	$121.8	141.6	112.0

Operating income
Woodlands	$20.4	24.4	23.4
Mills	1.0	7.3	(5.8)
Real Estate	—	2.2	.2
Corporate	(14.3)	(16.0)	(12.6)
Eliminations	.4	—	.7

Operating income	7.5	17.9	5.9

Equity in earnings of Del-Tin Fiber	.3	4.1	2.2
Interest income	—	.1	.1
Interest and other debt expense, net of capitalized interest	(4.0)	(3.4)	(3.5)
Other income	—	—	.1
Income taxes	(1.1)	(6.3)	(1.1)

Net income	$2.7	12.4	3.7

Earnings per common share
Basic	$.21	.99	.30
Assuming dilution	$.21	.99	.30

Consolidated

Net income for 2011 was $2.7 million, $9.7 million less than 2010 due to decreased operating income from the Company’s three operating segments and equity in earnings of Del-Tin Fiber, partially offset by decreased Corporate general and administrative expenses.

Net income for 2010 was $8.7 million more than in 2009 due to improved operating income from all three operating segments and to increased equity in earnings of Del-Tin Fiber, partially offset by increased Corporate general and administrative expenses.

Operating income for 2011 decreased $10.4 million when compared to 2010. The Woodlands segment decreased $4 million due primarily to a lower per-ton average sales price for timber sold and fewer timberland acres being sold; partially offset by increased oil and gas lease rentals and royalty revenues; decreased operating expenses, after net hauling activities; and by reduced cost of fee timber harvested. The Mills segment’s operating income decreased $6.3 million due to a lower average sales price per MBF of lumber sold and decreased sales volume, partially offset by a lower per-unit cost of lumber sold. The Real Estate segment’s financial results decreased $2.2 million, primarily due to lower margins realized from residential lots and commercial acres sold in 2011, when compared to 2010. Corporate operating expense decreased by $1.7 million due to lower general and administrative expenses. Equity in earnings of Del-Tin Fiber decreased $3.8 million due primarily to a lower sales volume, a lower per-unit average sales price, and increased raw material costs.

Operating income for 2010 increased $12 million when compared to 2009. The Woodlands segment increased $1 million due primarily to higher harvest volumes and increased net revenues from oil and gas royalties, partially offset by a decreased margin on timberland sold and increased cost of fee timber harvested. The Mills segment’s operating income increased $13.1 million due to a higher average sales price per MBF of lumber sold, increased sales volume, and a lower per-unit cost of lumber sold. The Real Estate segment results improved $2 million, primarily due to the sale of 19 acres of commercial property at a 48 percent higher average sales price per acre than received for the 18 acres sold in 2009. The $3.4 million increase in Corporate expense was mainly due to higher general and administrative expense, primarily professional fees and employee incentive expense. Equity in Del-Tin Fiber improved $1.9 million, mainly due to an increased sales volume.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	2011	2010	2009
Net sales (millions of dollars)
Pine sawtimber	$14.2	16.8	16.5
Pine pulpwood	3.7	3.9	3.3
Hardwood sawtimber	.3	.9	.6
Hardwood pulpwood	.8	1.2	1.1
Oil and gas lease rentals	2.5	2.0	2.0
Oil and gas royalties	4.4	4.2	2.3
Hunting leases	2.2	2.0	1.9

Sales volume (thousands of tons)
Pine sawtimber	606	610	579
Pine pulpwood	449	344	311
Hardwood sawtimber	10	26	20
Hardwood pulpwood	113	119	126

Sales price (per ton)
Pine sawtimber	$23	27	29
Pine pulpwood	8	11	11
Hardwood sawtimber	30	36	31
Hardwood pulpwood	7	10	9

Timberland
Net sales (millions of dollars)	$4.1	6.6	6.9
Sales volume (acres)	2,726	4,061	4,051
Sales price (per acre)	$1,500	1,600	1,700

Total net sales in 2011 decreased $3.3 million, or eight percent, when compared to 2010. The pine sawtimber per-ton price decreased 15 percent to $23, while the harvest volume was slightly lower. The pine pulpwood harvest volume was higher by 31 percent, but the average per-ton sales price of $8 was 27 percent lower. The hardwood sawtimber harvest volume was 61 percent lower than 2010, while the average per-ton sales price of $30 was 17 percent lower. The hardwood pulpwood harvest volume was five percent lower than in 2010 and the average per ton sales price of $7 was 30 percent lower. Oil and gas lease rental income increased $.5 million from 2010 and royalty revenues increased $.2 million. Sales of timberland decreased $2.5 million due to fewer acres sold and a lower average per-acre sales price. Revenues from easements and rights-of-way decreased $.3 million, while revenue from hauling fee stumpage to other mills increased $2.6 million.

Total net sales in 2010 increased $3.4 million, or eight percent, when compared to 2009. The pine sawtimber harvest volume increased five percent but was partially offset by a seven percent lower average per-ton sales price. Pine pulpwood harvest volumes increased 11 percent, while the average per-ton sales price remained unchanged from the previous year. The hardwood sawtimber harvest volume in 2010 increased 31 percent, and the average per-ton sales price increased 16 percent from 2009. Oil and gas royalties increased $2.2 million from 2009. Revenues from sales of timberland decreased $.4 million due to a lower average sales price per acre sold.

Operating income for the Woodlands segment for 2011 decreased $4 million, or 16 percent from 2010, due to the items affecting net sales and to increased costs for hauling fee stumpage to other mills, partially offset by lower salaries and benefits, silviculture expense, road maintenance on Company fee timberlands, and cost of fee timber harvested. Operating income for the Woodlands segment for 2010 increased $1 million, or four percent, from 2009, due to the items causing the increase in net sales, offset by an increase in the cost of fee timber harvested and increases in road maintenance expense on Company fee timberlands.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	2011	2010	2009
Net sales (millions of dollars)
Lumber	$64.5	78.4	58.0
Residual products	14.5	16.2	14.5

Lumber
Finished production (MMBF)	249	265	230
Sales volume (MMBF)	254	271	232
Sales price (per MBF)	$254	290	250

Net sales in 2011 decreased $15.5 million, or 16 percent, when compared to 2010. The decrease was due to a six percent reduction in sales volume along with a $36, or 12 percent, lower average sales price per MBF of lumber sold. The decreased sales volume was due to reduced production as a result of fewer operating hours to match market demand; however, year-over-year improved hourly productivity rates offset some of the impact of the decrease in hours operated.

Net sales in 2010 increased $23.7 million, or 31 percent, when compared to 2009. The increase was due to a 17 percent higher lumber sales volume combined with a $40, or 16 percent, higher sales price per MBF of lumber sold. The increased sales volume was due to increased operating hours to meet market demand and to improved operating efficiencies.

The decrease in the Mills segment operating income in 2011 from 2010 was due to lower sales volume and a lower average sales price, partially offset by lower per-unit manufacturing costs primarily due to lower raw material log cost and improved operating efficiencies. The increase in the Mills segment’s operating income from 2009 to 2010 was due to the same factors affecting sales revenues, combined with a lower per-unit production cost due to the increased volume produced.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	2011	2010	2009
Net sales (millions of dollars)
Residential lots	$2.0	2.3	1.0
Commercial acres	3.2	6.3	4.0
Speculative homes	—	—	.6

Sales volume
Residential lots	31	28	14
Commercial acres	27	19	18
Speculative homes	—	—	1
Average sales price (thousands of dollars)
Residential lots	$63	81	73
Commercial acres	117	334	225
Speculative homes	—	—	556

Total net sales for 2011 decreased $3.7 million, or 23 percent, compared to 2010 due to a decrease in the average per-acre sales price received for commercial acreage sold and to a lower average sales price per residential lot sold due to the sales mix in 2011.

Total net sales for 2010 increased $2.9 million, or 22 percent, compared to 2009 due to an increase in the average per-acre sales price received for commercial acreage sold, and to a 100 percent increase in the number of residential lots sold, combined with a higher average sales price per residential lot sold.

The changes in the Real Estate segment’s operating income were due primarily to the same factors impacting net sales, partially offset by decreased operating expenses.

Corporate

The $1.7 million decrease in operating expense for Corporate functions in 2011, when compared to 2010, was due to lower general and administrative expenses, primarily employee incentive plan expenses.

The $3.4 million increase in operating expense for Corporate functions in 2010, when compared to 2009, was due to higher general and administrative expenses, primarily employee incentive plan expenses resulting from the improved financial results for the year, and increased professional fees.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands segment to the Mills segment were $14.6 million in 2011, $17.3 million in 2010, and $16.9 million in 2009. The $2.7 million decrease during 2011 was due primarily to a lower average per-ton log transfer price. The $.4 million increase during 2010, from 2009, was due primarily to an increase in volume transferred, partially offset by a slightly lower average per-ton transfer price. Intersegment transfer prices approximate market prices.

Equity in Del-Tin Fiber

For the year ended December 31, 2011, equity in Del-Tin Fiber recorded by the Company was $.3 million compared to $4.1 million in 2010, and $2.2 million in 2009.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	2011	2010	2009
Net sales (millions of dollars)	$64.3	71.7	54.6
Finished production (MMSF)	116.3	128.0	99.1
Sales volume (MMSF)	116.3	130.0	100.9
Sales price (per MSF)	$493	501	500

Sales volume for 2011 decreased ten percent from 2010, with a two percent decrease in the average per-unit sales price. The decrease in both sales price and volume was due to a softer MDF market.

Sales volume for 2010 increased 29 percent from 2009, with only a slight change in the average per-unit sales price. The increased sales volume was mainly due to an interruption of molding imports from Chile during the first half of the year, which was caused by an earthquake on February 27, 2010.

Interest Expense

Interest expense for 2011 increased $.5 million, when compared to 2010, mainly due to a higher interest rate. Interest expense for 2010 decreased $.1 million, when compared to 2009, due to lower average outstanding debt.

Income Taxes

The effective income tax rate was 30 percent, 34 percent, and 23 percent in 2011, 2010, and 2009, respectively. The decrease in the effective income tax rate for 2011, when compared to 2010, was due primarily to the effect of permanent tax benefits on lower operating income. The increase in the effective income tax rate for 2010 versus 2009 was due primarily to the expiration, in 2009, of a reduced tax rate on timber capital gains.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $14.6 million for the year ended December 31, 2011, which compares to $28.9 million for 2010, and $16.9 million for 2009. Changes in operating working capital other than cash and cash equivalents required cash in 2011 of $.9 million, and provided cash of $2.3 million in 2010, and $1.6 million in 2009. The Company’s accompanying Consolidated Statements of Cash Flows and Note 17 of the Consolidated Financial Statements identify other differences between income and cash provided by operating activities for each reported year.

Capital expenditures required cash of $15.6 million in 2011, $15.4 million in 2010, and $32.7 million in 2009.

Total capital expenditures, by segment, for the years ended December 31, 2011, 2010, 2009, are presented in the following table.

(Millions of dollars)	2011	2010	2009
Woodlands, including non-cash land exchanges	$7.8	6.2	25.1
Mills	3.6	5.3	3.0
Real Estate, including development expenditures	4.2	3.9	4.5
Corporate	.1	.2	.1

Total capital expenditures	15.7	15.6	32.7
Non-cash land exchange	(.1)	(.2)	—

Total capital expenditures requiring cash	$15.6	15.4	32.7

Woodlands capital expenditures included timberland acquisitions of approximately 2,000 acres at a cost of $3.3 million in 2011, 1,300 acres at a cost of $1.6 million in 2010, and 14,000 acres at a cost of $21.8 million in 2009. Reforestation site preparation and planting required $4.4 million in 2011, $3.6 million in 2010, and $2.9 million in 2009, and were the result of expansion of the Company’s planting program due to final harvests of mature stands necessitating regeneration and to recent acquisitions of timberland. In addition, the Company spent $.6 million for construction of roads on Company fee timberlands in 2010.

The majority of capital expenditures at the Ola Mill during 2011 were maintenance related and included $.8 million for various system upgrades and replacements, $.4 million for a lumber tester, and $.1 million for new forklifts. Capital expenditures at the Waldo Mill included $.9 million for boiler upgrades, $.3 million for forklifts, $.2 million for kiln upgrades and carts, $.2 million for a new fence unit at the trimmer, and $.4 million for various system upgrades and replacements.

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

Capital expenditures for 2009 included $.3 million for hard surfacing and $.8 million for various system upgrades and replacements at the Ola Mill and included $.4 million for the re-skin of two kilns and baffle replacements, $.3 million for forklifts, $.2 million to upgrade and relocate a motor control center, and $.2 million for hard surfacing at the Waldo Mill.

Capital expenditures for Real Estate operations related to the cost of residential lot development totaled $.2 million in 2011, $.6 million in 2010, and $.3 million in 2009. Capital expenditures for commercial development totaled $.8 million in 2011 and $.1 million in 2010. There were no land acquisitions in 2011 or 2010, while land acquisitions in 2009 required $.2 million. Infrastructure-related projects required $1.6 million in 2011, $2.2 million in 2010, and $2.5 million in 2009. Golf course renovations totaled $.7 million in 2011, $.4 million in 2010, and $.2 million in 2009. Expenditures for course maintenance equipment totaled $.2 million in 2011 and 2010 and $.1 million in 2009. The Company expended $.5 million in 2011 on clubhouse renovations at Chenal Country Club.

Deltic had commitments of $1.4 million for capital projects in progress at December 31, 2011. Commitments included $.6 million on pending land acquisitions and $.2 million for reforestation site prep for the Woodlands segment, $.2 million for the completion of various projects at the mills, and $.4 million for residential and commercial site development and amenity improvements at the Company’s real estate developments.

The net change in purchased stumpage inventory required cash of $.8 million in 2011, provided cash of $1.2 million in 2010, and required cash of $.2 million in 2009. Advances to Del-Tin Fiber by the Company amounted to $1.8 million, $1.8 million, and $3.8 million in 2011, 2010, and 2009, respectively. The Company received cash repayments from Del-Tin Fiber of $3.3 million in 2011, $6.7 million in 2010, and $5.3 million in 2009. Funds held by trustees to be used to acquire timberland designated as “replacement property” as required for income tax-deferred exchanges increased $.6 million in 2011, and decreased $4.1 million in 2010, and $.2 million in 2009. Initiation fees received from members joining Chenal Country Club are accounted for as a reduction in cost basis of the club rather than net sales, and amounted to $.3 million in 2011, $.4 million in 2010, and $.5 million in 2009.

During 2011, Deltic borrowed $15.5 million under its revolving credit facility and repaid $17.1 million of debt. During 2010, Deltic borrowed $20.3 million under its revolving credit facility and repaid $45.9 million of debt. The Company borrowed $23.5 million under its revolving credit facility and repaid $8.1 million of debt in 2009.

There were no purchases of treasury stock in 2011 or 2010, while the Company purchased 35,571 shares of treasury stock in 2009 for $1.1 million. Cash required to pay common stock dividends totaled $3.8 million in 2011, and $3.7 million in 2010 and 2009. Proceeds from stock option exercises amounted to $2.5 million, $.6 million, and $1 million in 2011, 2010, and 2009, respectively. The Company incurred $1.1 million in fees to facilitate an amendment and extension of its unsecured and committed revolving credit facility in 2011, while there were no such costs in 2010 or 2009. Costs of $.7 million in 2011, $.3 million in 2010, and $.4 million in 2009 were paid for commitment fees related to Deltic’s revolving credit facility. Tax benefits from exercises of stock-based compensation were $.7 million in 2011 and $.2 million in 2010, while there were no benefits in 2009.

Financial Condition

Working capital at year-end totaled $3.6 million in 2011 and $2.5 million in 2010. Deltic’s working capital ratio at December 31, 2011, was 1.28 to 1 compared to 1.16 to 1 at the end of 2010. Cash and cash equivalents at the end of 2011 were $3.3 million compared to $3.8 million at the end of 2010. The total indebtedness of the Company at December 31, 2011 decreased to $65.1 million from $66.7 million at December 31, 2010. Deltic’s long-term debt to stockholders’ equity ratio was .282 to 1 at December 31, 2011, compared to .285 to 1 at the end of 2010.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, expanding lumber production as market conditions allow, and developing residential and/or commercial properties at Chenal Valley and Red Oak Ridge.

To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured and committed revolving credit facility. As of December 31, 2011, this facility totaled $297.5 million, with $273.5 million available and includes an option to request an increase of $50 million in revolving commitments. The facility will mature September 9, 2015. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 9 to the consolidated financial statements.)

The table below sets forth the most restrictive ratio of covenants in the credit facility and Senior Notes Payable and the status with respect to these covenants as of December 31, 2011 and 2010.

	Covenants Requirements		Actual Ratios at Dec. 31, 2011	Actual Ratios at Dec. 31, 2010
Leverage ratio should be less than:[1]	.65 to 1		.262 to 1	.263 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	43.47%	38.37%

Fixed charge coverage ratio should be greater than:[3]	2.50 to 1		3.89 to 1	6.50 to 1

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

[2]

Timber market value must be greater than 200 percent of total debt (as defined in (1) above.) The timber market value is calculated by multiplying the average price received for sales of timber for the preceding four quarters by the current quarter’s ending inventory of timber. This covenant is applied at the end of the quarter on a rolling four-quarter basis. The revolving credit facility requirement is for the timber market value to be greater than 175 percent of total debt (as defined in (1) above.)

[3]	The fixed charge coverage ratio is calculated as EBITDA (earnings before interest, taxes,

depreciation, depletion, and amortization) increased by non-cash compensation expense and other non-cash expenses and decreased by dividends paid and income tax paid, divided by the sum of interest expense and scheduled principal payments made on debt during the period. This covenant is applied at the end of the quarter on a rolling four-quarter basis. This covenant only applies to the Senior Notes Payable.

Based on management’s current operating projections, the Company believes it will remain in compliance with the debt covenants and have sufficient liquidity to finance operations and pay all obligations. However, depending on market conditions and the possibility of further economic deterioration, the Company could request amendments, waivers for the covenants, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, or negotiate agreeable refinancing terms should it become needed.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of December 31, 2011, the Company had expended $14.6 million under this program, with the purchase of 370,530 shares at an average cost of $39.28 per share; 35,571 shares were purchased in 2009, 129,996 shares were purchased in 2008, 101,914 shares were purchased under this program in 2007, and seven shares in 2006. There were no shares purchased in 2011 or 2010. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber, through an agreement with multiple lending institutions, refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with this refinancing. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($14.5 million at December 31, 2011) of Del-Tin Fiber’s obligations under its credit agreement. Deltic considers the status of the payment/performance risk of this guarantee to be low based on the length of time remaining on the bond issue. On February 13, 2012, International Paper Company completed its acquisition of Temple-Inland Inc., Deltic’s joint venture partner in Del-Tin Fiber, LLC. Temple-Inland, Inc. is now a wholly owned subsidiary of International Paper Company. The acquisition did not change the operating agreement of Del-Tin Fiber, LLC.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way, or which would cause the 2011 reported plan information not to be necessarily indicative of future operating performance or future financial condition. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 15 to the consolidated financial statements.)

As of December 31, 2011, the Company is not involved in any unconsolidated special-purpose entity transactions.

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2012	2013 to 2014	2015 to 2016	After 2016
Contractual cash payment obligations
Woodlands committed capital costs	$.8	.8	—	—	—
Real estate development committed capital cost	3.7	.4	2.6	.7	—
Mills committed capital cost	.2	.2	—	—	—
Long-term debt	65.1	1.1	—	64.0	—
Interest on debt[1]	14.0	3.0	5.8	5.2	—
Qualified retirement plan[2]	2.3	2.3	—	—	—
Nonqualified retirement plan[3]	2.4	.2	.5	.5	1.2
Other postretirement benefits[4]	5.1	.4	.8	.9	3.0
Other liabilities	4.0	2.5	1.3	.2	—
Unrecognized tax benefits	1.8	.5	1.3	—	—

	$99.4	11.4	12.3	71.5	4.2

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$14.8	—	—	14.8	—
Timber cutting agreements	.6	.5	.1	—	—
Letters of credit	.7	.2	.1	.4	—

	$16.1	.7	.2	15.2	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

[2]

The Company’s qualified pension plan payments are based on estimated minimum required contributions for year one as provided by the Company’s consulting actuary. Deltic is not able to reliably estimate the required contributions beyond year one. Benefits paid by the qualified pension plan are paid through a trust. Estimated payments from the trust to retirees are not included in this table.

[3]

The Company’s supplemental retirement plan payments are based on expected future benefit payments as disclosed in Note 15, “Employee Benefit Retirement Plans” in the notes to consolidated financial statements for years one through ten. Deltic cannot reliably estimate the payments beyond year ten as they are not provided by the Company’s actuary and are subject to a variety of factors.

[4]

Included in other postretirement benefits are payments under the Company’s other postretirement benefit plan based on expected future benefit payments as disclosed in Note 15, “Employee Benefit Retirement Plans” in the notes to consolidated financial statements for years one through ten. Deltic cannot reliably estimate the payments beyond year ten as they are not provided by the Company’s consulting actuary and are subject to a variety of factors.

Outlook

Deltic’s management believes that cash provided from its operations, the remaining amount available under its credit facility, and its ability to access the credit markets will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company’s continued timberland acquisition and stock repurchase programs, and capital expenditures, for the foreseeable future.

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

Other Matters

Impact of Inflation – General inflation has not had a significant effect on the Company’s operating results during the three years ended December 31, 2011. The Company’s timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy, employment levels, new and existing housing inventories, lending restrictions, and long-term interest rates, specifically as such may manifest themselves in the central Arkansas region.

Market Risk – Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended December 31, 2011. Deltic held various financial instruments at December 31, 2011 and 2010, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from contractual debt guarantees and letters of credit issued for the benefit of Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to the previous tabular summary of the Company’s other commercial commitment expirations and to Note 13 to the consolidated financial statements.)

Interest Rate Risk – The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments’ fair value, but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company’s long-term debt, including current maturities, and letters of credit at December 31, 2011 were $72 million, and $.7 million, respectively. A one percentage-point increase in prevailing interest rates would result in decreases in the estimated fair value of long-term debt by $2.3 million, while the fair value of contractual guarantees and the Company’s letters of credit would be unchanged. Fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities.

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

1)	Investment in Real Estate Held for Development and Sale — Real estate held for development and sale includes direct costs of land, land development, and indirect costs, including amenities. Indirect and amenity costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated to the specific neighborhood or commercial real estate tract, while indirect costs for the Company’s three development areas — Chenal Valley, Chenal Downs, and Red Oak Ridge — are allocated to neighborhoods over the entire respective development area based on relative retail values. Management makes the determination of future indirect development costs and the potential future retail value and in so doing considers, among other factors, the cost projections for its development plans provided by independent professional engineering consultants and retail values as provided by independent appraisers.

The key factors involved in determining the Investment in Real Estate Held for Development and Sale are: (1) the treatment of the clubhouse and golf courses at Chenal Country Club, the amenity around which the Chenal Valley development is centered, as an amenity rather than an operating fixed asset and (2) the management estimates required to estimate the future indirect development costs and sales values of the areas of Chenal Valley yet to be developed. Due to accounting for Chenal Country Club as an amenity, the cost of the clubhouse and golf course, including the estimated cost of planned future improvements, is charged against income as real estate is sold rather than depreciating this cost. This amenity treatment also records the initiation fees received from members joining the club as a reduction in the cost basis of the club rather than as net sales. In addition, the Company’s model for allocating the indirect cost to be expensed against each piece of real estate sold requires management to estimate the future indirect costs to be incurred for the entire development, primarily infrastructure costs and future improvements at Chenal Country Club (net of estimated future initiation fees to be received), as well as the potential market value of each tract of undeveloped property within the Chenal Valley development.

Deltic’s investment in real estate held for development and sale primarily consists of residential lots, commercial tracts, and undeveloped acreage marketed to others for further development. Deltic periodically evaluates its holdings for indications of conditions that would lead to an impairment analysis as required by accounting for subsequent measurement of property, plant, and equipment. Our investment in real estate is mainly comprised of former legacy timberland and thus has a low cost basis. Margins on Deltic’s residential real estate average 43 percent, while commercial real estate margins are 83 percent. The central Arkansas area, where Deltic’s developments are located has one of the more stable housing markets in the country; therefore, Deltic has not and does not plan to reduce the current pricing structure for its real estate. Based on these factors, the Company does not foresee impairment losses in its real estate held for development or sale.

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

3)	Timber and Timberlands — Timber and timberlands, which includes timberland, fee timber, purchased stumpage inventory, and logging facilities, are stated at cost less cost of fee timber harvested and accumulated depreciation of logging facilities and includes no estimated future reforestation cost. The cost of timber consists of fee timber acquired and reforestation costs, which includes site preparation, seedlings, and reforestation labor. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of roads constructed and other land improvements, are depreciated using the straight-line method over a ten-year estimated life. The Company estimates its fee timber inventory using statistical information and data obtained from physical measurements and other information-gathering techniques. Fee timber carrying costs, commercial thinning, silviculture, and timberland management costs are expensed as incurred.

The Company classifies its timberlands and fee timber as either strategic or non-strategic. Strategic timberland, including pine forest and pine plantations, are prime pine sawtimber growing platforms located within or immediately adjacent to the Company sawmills’ operating regions. Deltic manages these acres using modern silviculture methods to achieve optimal volume and quality of its pine sawtimber. The Company harvests sawtimber and pulpwood in accordance with its harvest plans and generally converts sawtimber into lumber in its own sawmills and sells pulpwood in the market. Upon harvest, strategic timberlands are reforested. The Company’s timberland acquisition program is focused on the acquisition of timberland in its current operating regions. The Company considers the acquisition and the occasional sale of strategic timberlands as investing activities. The Company has legacy hardwood and other acreage which either cannot be harvested for conversion in Company sawmills, reforested as pine plantations, managed efficiently using modern silviculture methods due to the size of the tract or proximity to other Deltic fee timberlands, or all three. These timberlands have been identified as non-strategic and/or higher and better use timberlands and are expected to be sold over time. The Woodlands segment manages an annual program to sell a portion of these non-strategic timberlands and/or harvest hardwoods for the sale to third parties. The Company considers this program as an operating activity of its Woodlands segment.

In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, the Company enters into like-kind exchange (“LKE”) tax-deferred transactions. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to Deltic by the intermediary and are reclassified as available cash and applicable income taxes are determined. Amounts deposited with a third party towards the potential future purchase of property are included in other investments and non-current receivables in the consolidated balance sheets and as an investing activity shown as funds held by trustee in the consolidated statements of cash flow. At December 31, 2011, $.6 million of land proceeds was deposited with a LKE intermediary and there were no funds at December 31, 2010. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, Deltic includes the assets held by the exchange accommodation titleholder in timber and timberlands assets on the consolidated balance sheets and recognizes any income or expense attributed to the property in the consolidated income statements.

The key components of the Timber and Timberlands policy are: (1) management’s decision to maintain separate timber cost pools for each legal entity within the Deltic consolidated group and (2) the required estimation of timber inventory volume, by species, for each of these companies in order to calculate the cost of fee timber harvested per ton. Management has elected to maintain a separate cost pool for the timber owned by each company, thus resulting in a different cost per ton for fee timber harvested for each. The mix of harvest by company for any period can significantly affect the amount of cost of fee timber harvested expense reported. Per-ton costs for 2011 ranged from $4.56 to $31.89 per ton for pine sawtimber. Had the Company opted to use a composite depletion rate, cost of pine sawtimber harvested would have been $.2 million more in 2011, $.3 million less in 2010, and $.3 million more in 2009, ($.1 million, $.2 million, and $.2 million, respectively, net of applicable income taxes) than as reported due to the mix of harvest by company during the year. In determining these rates, management must estimate the volume of timber existing on its timberlands. To estimate these fee timber inventories, the Company relies on its experienced forestry personnel and their use of statistical information and data obtained by actual physical measurements and other information-gathering techniques. The recognized cost of fee timber harvested is impacted by the accuracy of this volume estimation. (For additional information about the Company’s timber and timberlands, refer to Note 5 to the consolidated financial statements.)

Assets used in the Woodlands segment shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The recoverability test is based on undiscounted future cash flows over the expected life of the asset. Impairment recognition and measurement would occur at the lowest level for which we have identifiable cash flows. At December 31, 2011, the composite basis in fee timber is

$7 per ton assuming no future growth. Gross margin on pine sawtimber for 2011, when the average sales price was $23 per ton, was 77 percent. A harvest cycle, (which ranges between 20 and 35 years) would be used to evaluate the recoverability of our timber and timberlands. Due to the long life and low basis, the Company does not expect to incur impairment loss in the future for its timber and timberland assets.

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

Management also evaluates any asset or group of assets for which potential impairment might exist and has determined that there are none requiring an impairment write-down. This process requires management’s estimate of future cash flows generated by each asset or group of assets. For any instance where this evaluation process might indicate impairment exists, the appropriate asset’s carrying value would be written down to fair value, and the amount of the write-down would be charged against the results of continuing operations. (For additional information about the Company’s property, plant, and equipment, refer to Note 6 to the consolidated financial statements.)

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

The Company uses historical volatility over the ten-year trading life of its stock to determine volatility assumptions. Risk-free interest rates are based on historical rates and forward-looking factors. The expected dividend yield is based on the Company’s average dividend yield from 2007 to 2010. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors. The expected option term is based on the term of the option, historical exercise, and expiration experience.

Assumptions for the 2011, 2010, and 2009 valuation of stock options and restricted stock performance units consisted of the following:

	2011	2010	2009
Weighted expected volatility	36.70%	34.57%	32.05%
Dividend yield	0.62%	0.61%	0.63%
Expected term of options (in years)	6.27	6.27	6.27
Risk-free interest rate – stock options	3.79%	3.92%	2.60%
Risk-free interest rate – restricted stock performance units	2.09%	2.13%	1.47%

6)	Revenue Recognition — The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue from the sale of lumber and wood by-products is recorded at the time of shipment due to terms of such sale being designated free on board (“f.o.b.”) shipping point. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested. Such intersegment sales, which are made at prices which generally approximate market, are eliminated in the consolidated financial statements. Revenue from timberland and real estate sales is recorded at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing. When oil and gas lease rental agreements are signed and the amounts are received, they are recorded as either short-term or long-term deferred revenue, and the revenue is recognized on a straight-line basis over the term of the lease. The Company’s share of gross oil and gas royalties are recorded as revenues when received, and any related severance tax or other deductions are included in operating expenses.

7)	Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are expected to be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance when it is established that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.

The key management decisions related to income taxes are: (1) the determination of current taxability of transactions, (2) the election to capitalize or expense costs incurred, (3) the decision regarding the appropriate depreciation method for income tax purposes (these three factors ultimately affect the Company’s cash flows for income taxes paid and determine the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities), and (4) management’s estimation of the appropriateness of valuation allowances to reduce any deferred tax assets that exist. Deltic’s management periodically evaluates the Company’s ability to realize future benefits of deferred tax assets by reviewing the expected turnaround of deferred tax liabilities and the amount of future taxable income and by evaluating tax planning strategies that could possibly be implemented to realize deferred tax assets. The Company maintains liabilities for unrecognized tax benefits for various uncertain tax positions taken in its tax return. These liabilities are estimated based on judgment of the probable outcome of the uncertain tax positions and are adjusted periodically based on changing facts and circumstances. Changes to the liabilities for unrecognized tax benefits could materially affect operating results in the period of change.

Related-Party Transactions

The Company has contracted to provide to Del-Tin Fiber a portion of the plant’s fiber and wood supply at market prices. This arrangement benefits Del-Tin Fiber by ensuring a portion of its raw material needs while providing the Company with a purchaser of residual by-products produced by its lumber mills, if needed. The price that Deltic receives for these transactions is a negotiated market price. During 2011, 2010, and 2009, Deltic sold Del-Tin Fiber approximately $3.7 million, $4.4 million, and $4.5 million each year, respectively, of these residual by-products.

Effect of Recently Issued Authoritative Accounting Guidance

(For information regarding the effect of recently issued authoritative accounting guidance, refer to the related section in Note 1 to the consolidated financial statements.)

Environmental Matters

Deltic is committed to protecting the environment and has certain standards with which it must comply based on federal, state, and local laws for the protection of the environment. Costs of compliance through 2011 have not been material, and the Company’s management currently has no reason to believe that such costs will become material for the foreseeable future.

Contingencies

The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

Outlook

Pine sawtimber harvested from Deltic’s fee lands in 2012 is projected to be 550,000 to 600,000 tons. Finished lumber production and resulting sales volumes are projected at 250 to 275 million board feet for 2012; however, these volumes are dependent upon market conditions. Deltic anticipates that closings for residential lots will be 15 to 25 lots for the year of 2012, barring further declines in economic growth or residential construction activity. The Company plans to continue recognizing its share of equity in the financial results of Del-Tin Fiber.

The Company’s capital expenditures budget for the year of 2012 provides for expenditures totaling $17.9 million. The Woodlands capital budget of $8.8 million includes $3.6 million for timberland acquisitions, which will be dependent on the availability of acreage at prices that meet the Company’s criteria for timber stocking, growth potential, site index, and location. The capital budget includes $4.7 million for reforestation and site preparation. During 2012, various sawmill projects are expected to require $5.1 million. The capital budget for Real Estate operations of $3.7 million includes expenditures for residential lot development of $.1 million and for commercial real estate development of $.5 million, and will depend upon the current demand for residential lots and commercial acreage. In addition, the Real Estate segment is budgeted to spend $1.9 million for various infrastructure and improvement district assessments, and $1.1 million on other amenity improvements. Capital and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company’s estimated cash flows from operations, borrowings, or repayments under credit facilities, or general economic conditions.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

(Thousands of dollars)

	2011	2010
Assets
Current assets
Cash and cash equivalents	$3,291	3,831
Trade accounts receivable – net	4,821	4,604
Other receivables	1	98
Inventories	4,353	6,061
Prepaid expenses and other current assets	3,862	3,593

Total current assets	16,328	18,187

Investment in real estate held for development and sale	57,408	56,101
Investment in Del-Tin Fiber	7,113	8,249
Other investments and noncurrent receivables	885	479
Timber and timberlands – net	228,274	226,090
Property, plant, and equipment – net	30,187	32,557
Deferred charges and other assets	1,675	1,610

Total assets	$341,870	343,273

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,111	1,111
Trade accounts payable	1,867	2,395
Accrued taxes other than income taxes	1,971	1,986
Income taxes payable	—	13
Deferred revenues and other accrued liabilities	7,761	10,162

Total current liabilities	12,710	15,667

Long-term debt	64,000	65,611
Deferred tax liabilities – net	1,211	5,345
Other noncurrent liabilities	36,826	26,639
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	80,842	79,081
Retained earnings	163,170	164,286
Treasury stock	(7,288)	(10,758)
Accumulated other comprehensive loss	(9,729)	(2,726)

Total stockholders’ equity	227,123	230,011

Total liabilities and stockholders’ equity	$341,870	343,273

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2011, 2010, and 2009

(Thousands of dollars, except per share amounts)

	2011	2010	2009
Net sales	$121,847	141,623	112,012

Costs and expenses
Cost of sales	87,325	93,405	79,947
Depreciation, amortization, and cost of fee timber harvested	11,806	13,235	12,617
General and administrative expenses	15,257	17,074	13,578

Total costs and expenses	114,388	123,714	106,142

Operating income	7,459	17,909	5,870
Equity in earnings of Del-Tin Fiber	318	4,058	2,216
Interest income	38	157	121
Interest and other debt expense, net of capitalized interest	(4,029)	(3,453)	(3,501)
Other income	3	54	54

Income before income taxes	3,789	18,725	4,760

Income taxes	(1,130)	(6,328)	(1,072)

Net income	$2,659	12,397	3,688

Earnings per common share
Basic	$.21	.99	.30
Assuming dilution	.21	.99	.30

Dividends declared per common share	$.30	.30	.30

Weighted average common shares outstanding (thousands)
Basic	12,450	12,364	12,317
Diluted	12,552	12,460	12,417

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income/(Loss)

For the Years Ended December 31, 2011, 2010, and 2009

(Thousands of dollars)

	2011	2010	2009
Net income	$2,659	12,397	3,688

Other comprehensive income/(loss)
Items related to employee benefit plans:
Net gain/(loss) arising during period[1]	(11,485)	3,764	2,210
Reclassification adjustment for gains/(losses) included in net income:
Amortization of prior service cost[2]	7	7	51
Amortization of actuarial gains[3]	155	513	731
Amortization of plan amendment[4]	(199)	(199)	(199)
Income tax benefit/(expense) related to items of other comprehensive income/(loss)	4,519	(1,602)	(1,095)

Net change in other comprehensive income/(loss)	(7,003)	2,483	1,698

Comprehensive income/(loss)	$(4,344)	14,880	5,386

[1]	Related tax effect (in thousands) is $4,506, $(1,476), and $(867) for 2011, 2010, and 2009, respectively

[2]	Related tax effect (in thousands) is $(3), $(3), and $(20) for 2011, 2010, and 2009, respectively

[3]	Related tax effect (in thousands) is $(62), $(201), and $(286) for 2011, 2010, and 2009, respectively

[4]	Related tax effect (in thousands) is $78, $78, and $78 for 2011, 2010, and 2009, respectively

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010, and 2009

(Thousands of dollars)

	2011	2010	2009
Operating activities
Net income	$2,659	12,397	3,688
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	11,806	13,235	12,617
Stock-based compensation expense	2,067	1,696	1,705
Deferred income taxes	1,109	(2,667)	(345)
Real estate development expenditures	(3,540)	(3,471)	(4,304)
Real estate costs recovered upon sale	1,694	2,778	2,051
Timberland costs recovered upon sale	1,256	1,712	1,654
Equity in earnings of Del-Tin Fiber	(318)	(4,058)	(2,216)
Net increase in provisions for pension and other postretirement benefits	136	1,015	1,268
Decrease/(increase) in operating working capital other than cash and cash equivalents	(920)	2,265	1,559
Other changes in assets and liabilities	(1,310)	3,996	(763)

Net cash provided by operating activities	14,639	28,898	16,914

Investing activities
Capital expenditures requiring cash, excluding real estate development	(12,014)	(11,957)	(28,365)
Net change in purchased stumpage inventory	(764)	1,151	(172)
Advances to Del-Tin Fiber	(1,822)	(1,807)	(3,789)
Repayments from Del-Tin Fiber	3,275	6,720	5,345
Net change in funds held by trustee	(568)	4,107	189
Other – net	781	922	1,020

Net cash required by investing activities	(11,112)	(864)	(25,772)

Financing activities
Proceeds from borrowings	15,500	20,300	23,500
Repayments of notes payable and long-term debt	(17,111)	(45,911)	(8,111)
Treasury stock purchases	(55)	(26)	(1,112)
Common stock dividends paid	(3,775)	(3,749)	(3,733)
Proceeds from stock option exercises	2,463	586	1,034
Excess tax benefits from stock-based compensation exercises	698	161	14
Other – net	(693)	(347)	(364)
Deferred financing costs	(1,094)	—	—

Net cash provided/(required) by financing activities	(4,067)	(28,986)	11,228

Net increase/(decrease) in cash and cash equivalents	(540)	(952)	2,370
Cash and cash equivalents at beginning of year	3,831	4,783	2,413

Cash and cash equivalents at end of year	$3,291	3,831	4,783

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2011, 2010, and 2009

(Thousands of dollars)

	2011	2010	2009
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, no shares issued at end of each year	$—	—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of each year	128	128	128

Capital in excess of par value
Balance at beginning of year	79,081	78,290	78,660
Exercise of stock options	347	(64)	(119)
Stock-based compensation expense	2,067	1,696	1,705
Restricted stock awards	(1,456)	(1,540)	(1,859)
Tax effect on stock awards	756	325	(146)
Restricted stock forfeitures	47	374	49

Balance at end of year	80,842	79,081	78,290

Retained earnings
Balance at beginning of year	164,286	155,638	155,683
Net income	2,659	12,397	3,688
Common stock dividends declared, $.30 per share	(3,775)	(3,749)	(3,733)

Balance at end of year	163,170	164,286	155,638

Treasury stock
Balance at beginning of year – 308,846; 363,208; and 412,177 shares, respectively	(10,758)	(12,548)	(14,400)
Shares purchased – 869; 606; and 35,571, respectively	(55)	(26)	(1,112)
Forfeited restricted stock – 877; 8,317; and 1,200 shares, respectively	(47)	(374)	(49)
Shares issued for incentive plans – 102,296; 63,285; and 85,740 shares, respectively	3,572	2,190	3,013

Balance at end of year – 208,296; 308,846; and 363,208 shares, respectively, at cost	(7,288)	(10,758)	(12,548)

Accumulated other comprehensive loss
Balance at beginning of year	(2,726)	(5,209)	(6,907)
Net change in other comprehensive income/(loss), net of income taxes	(7,003)	2,483	1,698

Balance at end of year	(9,729)	(2,726)	(5,209)

Total stockholders’ equity	$227,123	230,011	216,299

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 1 – Significant Accounting Policies

Description of Business — Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 445,100 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas and at Waldo in south Arkansas. In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber, LLC, a joint venture to manufacture and market medium density fiberboard (“MDF”).

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

Accounts Receivable and Allowance for Bad Debt — The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. The allowance is based upon review of specific receivables outstanding and considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. In the consolidated statements of income, bad debt expense is included in cost of sales. Charges to bad debt expense were $63,000, $56,000, and $43,000 in 2011, 2010, and 2009, respectively. At December 31, 2011 and 2010, the balance in the allowance account was $65,000 and $72,000, respectively.

Inventories — Inventories of logs, lumber, and supplies are stated at the lower of cost or market within Deltic’s operating areas, primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead. (For additional information, see Note 2 – Inventories.)

Investment in Real Estate Held for Development and Sale — Real estate held for development and sale includes direct costs of land and land development and indirect costs, including amenities. Indirect and amenity costs are allocated to individual lots or acreage sold based on relative retail sales value. Direct costs are allocated

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 1 – Significant Accounting Policies (cont.)

to a specific neighborhood or commercial real estate tract, while indirect costs for the Company’s three development areas — Chenal Valley, Chenal Downs, and Red Oak Ridge — are allocated to neighborhoods over the entire respective development area based on relative retail sales values.

Investment in Del-Tin Fiber — Investment in Del-Tin Fiber LLC (“Del-Tin Fiber”), a 50 percent-owned limited liability company, is accounted for using the equity method and evaluated for possible impairment, as applicable under the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 323, Investments – Equity Method and Joint Ventures. Management has determined there is no control by either 50 percent owner and therefore, accounts for Del-Tin Fiber under the equity method. Cash advances to the joint venture are recorded as increases in the Company’s investment carrying value, while cash repayments received from the joint venture result in reductions in investment carrying value. (For additional information, see Note 4 – Investment in Del-Tin Fiber.)

Timber and Timberlands — Timber and timberlands, which includes timberland, fee timber, purchased stumpage inventory, and logging facilities, are stated at cost, less the cost of fee timber harvested and accumulated depreciation of logging facilities, and include no estimated future reforestation cost. The cost of timber consists of fee timber acquired and reforestation costs, which includes site preparation, seedlings, and labor. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of roads constructed and other land improvements, are depreciated using the straight-line method over a ten-year estimated life. The Company estimates its fee timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. Fee timber carrying costs, commercial thinning, silviculture, and timberland management costs are expensed as incurred.

The Company classifies its timberlands and fee timber as either strategic or non-strategic. Strategic timberland, including pine forest and pine plantations, is prime pine sawtimber growing platforms located within or immediately adjacent to the Company sawmills’ operating regions. Deltic manages these acres using modern silviculture methods to achieve optimal volume and quality of its pine sawtimber. The Company harvests sawtimber and pulpwood in accordance with its harvest plans and generally converts sawtimber into lumber in its own sawmills and sells pulpwood in the market. Upon harvest, strategic timberlands are reforested. The Company’s timberland acquisition program is focused on the acquisition of timberland in its current operating regions. The Company considers the acquisition and the occasional sale of strategic timberlands as investing activities. The Company has legacy hardwood and other acreage which cannot be either harvested for conversion in Company sawmills, reforested as pine plantations, managed efficiently using modern silviculture methods due to the size of the tract or proximity to other Deltic fee timberlands, or all three. These timberlands have been identified as non-strategic and/or higher and better use timberlands and are expected to be sold over time. The Woodlands segment manages an annual program to sell a portion of these non-strategic timberlands and/or harvest hardwoods for the sale to third parties. The Company considers this program as an operating activity of its Woodlands segment.

In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, the Company enters into like-kind exchange (“LKE”) tax-deferred transactions. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to Deltic by

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 1 – Significant Accounting Policies (cont.)

the intermediary and are reclassified as available cash and applicable income taxes are determined. Amounts deposited with a third party towards the potential future purchase of property are included in other investments and non-current receivables in the consolidated balance sheets and as an investing activity as changes in funds held by trustee in the consolidated statements of cash flows. At December 31, 2011 and 2010, the Company had $.6 million and none, respectively, of proceeds from land sales deposited with a LKE intermediary. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, Deltic includes the assets held by the exchange accommodation titleholder in timber and timberlands assets on the consolidated balance sheets and recognizes any income or expense attributed to the property in the consolidated income statements.

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

Revenue Recognition — The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed and determinable, and (4) collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue from the sale of lumber and wood by-products is recorded at the time of shipment due to terms of such sale being designated free on board (“f.o.b.”) shipping point. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested; such intersegment sales, which are made at prices which generally approximate market within Deltic’s operating area, are eliminated in the consolidated financial statements.

Revenue from the leasing of land for hunting purposes is deferred when received and subsequently recognized over the one-year lease term, which begins September 1. At December 31, 2011 and 2010, the Company had deferred hunting lease revenue totaling $1,491,000 and $1,419,000, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities. Revenue from mineral lease rental payments is deferred when received and recognized ratably over the lease term. Mineral royalty payments are recognized when received. At December 31, 2011 and 2010, the Company had deferred mineral lease revenue of $5,339,000 and $6,026,000, respectively, of which $3,284,000 and $3,765,000 is included in other noncurrent liabilities for 2011 and 2010, respectively, and $2,055,000 and $2,261,000 is included in other current liabilities, respectively. Revenue from sales of timberland and real estate is recorded when the sale is closed

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 1 – Significant Accounting Policies (cont.)

and legal title is transferred and the buyer’s initial and continuing investment is adequate, which is generally at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are expected to be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance which is established when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date. The Company continuously reviews state and federal tax returns for uncertain tax provisions. Tax benefits are recorded if it is more-likely-than-not that the positions will be sustained upon examination by the taxing authorities, and liabilities are recorded if it is deemed less likely that the position taken would prevail. These liabilities are adjusted in the period in which it is determined that the issue is settled with the relevant taxing authority, the expiration of statute of limitation for a tax year in question, a change in tax laws, or other facts become known.

Property Taxes — Property taxes applicable to the Company’s assets are estimated and accrued in the period of assessment. At December 31, 2011 and 2010, the Company had accrued property tax expense totaling $1,782,000 and $1,775,000, respectively, reflected in the consolidated balance sheets in accrued taxes other than income taxes.

Share-Based Compensation — The Company applies a fair value-based measurement method in accounting for share-based payment transactions with employees, recognizing the cost as the services are performed. (For additional information, see Note 16 – Incentive Plans.)

Pensions and Other Postretirement Benefits — The Company sponsors both qualified and nonqualified, noncontributory, defined benefit retirement plans that cover substantially all employees. Benefits are based on years of service and final career-average-pay formulas as defined by the plans. The qualified plan is funded to accumulate sufficient assets to provide for accrued benefits. The nonqualified plan, a supplemental executive plan, is not funded; payments to retirees due under this plan are made on a monthly basis.

The Company also sponsors a defined benefit health care plan and a life insurance benefit plan for substantially all retired employees. The Company measures the costs of its obligations for these plans based on its health care cost trends and actuarial assumptions, including discount rates, mortality rates, assumed rates of return, compensation increases, and turnover rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income/(loss) and amortized to net periodic cost over future periods using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

Net periodic costs are recognized as employees render the services necessary to earn these post retirement benefits. (For additional information, see Note 15 – Employee and Retiree Benefit Plans.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 1 – Significant Accounting Policies (cont.)

Advertising Costs — Advertising costs, primarily related to marketing efforts for the Company’s real estate developments, are expensed as incurred. These costs amounted to $768,000 in 2011, $982,000 in 2010, and $987,000 in 2009, and are reflected in the consolidated statements of income.

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

Earnings per Common Share — Basic earnings per share is computed using the two-class method and is based on earnings available to common shareholders less accrued preferred dividends, if any, and the weighted average number of common shares outstanding. The diluted earnings per share amounts are computed based on earnings available to common shareholders and the weighted average number of common shares outstanding, including shares assumed to be issued under the Company’s stock incentive plans using the treasury-stock method, unless anti-dilutive. (For a reconciliation of amounts used in per share computations, see Note 18 – Earnings per Share.)

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

Effect of Recently Issued Authoritative Accounting Guidance — Financial Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” became effective January 1, 2011, for the Company as to disclosures about changes in Level 3 fair value measurements. The adoption of this guidance had little impact on the Company’s consolidated financial statements.

Financial Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” was effective January 1, 2011, for the Company and provides new guidance for revenue recognition for certain arrangements. The impact of the adoption of this guidance had no impact on the Company’s consolidated financial statements.

Financial Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (Topic 820),” becomes effective January 1, 2012, for the Company. The new guidance will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS standards. The Company is currently evaluating the impact on reporting requirements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 1 – Significant Accounting Policies (cont.)

Financial Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income,” becomes effective for the Company January 1, 2012, and is intended to increase the prominence of other comprehensive income in the financial statements. The adoption of this guidance will have little impact on the Company’s consolidated financial statements.

Subsequent events – The Company has evaluated subsequent events through the date the financial statements were issued.

Note 2 – Inventories

Inventories at December 31 consisted of the following:

(Thousands of dollars)	2011	2010
Logs	$1,100	2,132
Lumber	2,925	3,562
Materials and supplies	328	367

	$4,353	6,061

The Company utilizes the lower of cost or market basis for determining inventory-carrying values. Lumber inventory amounts at December 31, 2011 and 2010, are stated at lower of cost or net realizable value.

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31 consisted of the following:

(Thousands of dollars)	2011	2010
Short-term deferred tax assets	$2,180	2,265
Refundable income taxes	1,050	809
Prepaid expenses	196	219
Other current assets	436	300

	$3,862	3,593

Note 4 – Investment in Del-Tin Fiber

Deltic owns 50 percent of the membership of Del-Tin Fiber, which operates a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas.

At December 31, 2011 and 2010, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $14,958,000 and $15,730,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 4 – Investment in Del-Tin Fiber (cont.)

December 31, 2002, which was not recorded by Del-Tin Fiber. The equity in earnings of Del-Tin Fiber recognized by the Company exceeds its ownership percentage of Del-Tin Fiber’s earnings because the difference in basis between the Company and Del-Tin Fiber is being adjusted to account for Del-Tin Fiber’s operating results as if it were a consolidated subsidiary.

Cumulative net losses for Del-Tin Fiber have amounted to $75,867,000, of which $37,934,000 is the Company’s share. As of December 31, 2011, the Company’s total contributions to Del-Tin Fiber, net of repayments, are $60,005,000. During 2011, 2010, and 2009, net repayments of $1,453,000, $4,913,000, and $1,556,000, respectively, were received from Del-Tin Fiber.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber, which included both a five-year term loan and a long-term bond obligation. In connection with the bond obligation, Del-Tin Fiber has issued a letter of credit in support of the bond obligation, and both Deltic and the other joint venture partner agreed to guarantee Del-Tin Fiber’s performance under the letter of credit at inception. The Company’s guarantee under the letter of credit was renewed on July 21, 2011, and will expire on August 31, 2016. In connection with the issuance of Deltic’s original guarantee of the letter of credit, the fair value of the guarantee of the bonds was determined to be de minimus. In reviewing the payment/performance risk associated with this guarantee, Deltic continues to consider the risk minimal based on Del-Tin’s balance sheet, past performance, and length of time remaining on the guarantee.

Under the operating agreement, Del-Tin Fiber’s employees operate the plant. Deltic negotiates annually to provide a portion of the plant’s fiber and wood fuel supply at market prices. During 2011, 2010, and 2009, Deltic sold to Del-Tin Fiber approximately $3,654,000, $4,449,000, and $4,457,000, respectively, of these lumber manufacturing by-products. As of December 31, 2011 and 2010, the Company had receivables from Del-Tin Fiber of $54,000 and $158,000, respectively.

Del-Tin Fiber’s Condensed Balance Sheet Information as of December 31, 2011 and January 1, 2011, and results of operations for each of the years in the three-year period ended December 31, 2011, consisted of the following:

(Thousands of dollars)	2011	2010
Condensed Balance Sheet Information
Current assets	$7,362	7,382
Property, plant, and equipment – net	68,480	72,686
Other noncurrent assets	217	23

Total assets	$76,059	80,091

Current liabilities	$2,916	3,133
Long-term debt	29,000	29,000
Members’ capital	44,143	47,958

Total liabilities and members’ capital	$76,059	80,091

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 4 – Investment in Del-Tin Fiber (cont.)

(Thousands of dollars)	2011	2010	2009
Condensed Income Statement Information
Net sales	$64,307	71,679	54,573

Costs and expenses
Cost of sales	56,364	56,496	43,826
Depreciation	5,668	5,261	4,465
General and administrative expenses	2,203	2,418	2,078
Loss on asset disposition	47	297	90

Total costs and expenses	64,282	64,472	50,459

Operating income	25	7,207	4,114
Interest and other debt expense	(934)	(790)	(1,124)
Other income	—	—	125

Net income/(loss)	$(909)	6,417	3,115

Note 5 – Timber and Timberlands

Timber and timberlands at December 31 consisted of the following:

(Thousands of dollars)	2011	2010
Purchased stumpage inventory	$2,062	1,298
Timberlands	93,714	92,472
Fee timber	233,029	228,813
Logging facilities	2,601	2,554

	331,406	325,137

Less accumulated cost of fee timber harvested and facilities depreciation	(104,284)	(99,859)

Strategic timber and timberlands	227,122	225,278
Non-strategic timber and timberlands	1,152	812

	$228,274	226,090

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations. In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberland base to be sold. Other non-strategic acreage exists within the Company’s land base, but Deltic has not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines they are either smaller tracts of pine timberland that cannot be strategically managed or tracts of hardwood bottomland that cannot be converted into pine growing acreage, they will be sold. As of December 31, 2011 and 2010, approximately 2,500 acres and 1,900 acres, respectively were available for sale. Included in the Woodlands operating income are gains from sales of non-strategic timberland of $2,797,000, $4,782,000, and $5,197,000 in 2011, 2010, and 2009, respectively. Occasionally Deltic engages in land-for-land exchanges that are recorded as sales due to the nature of the land involved.

Gains were recognized from non-monetary land exchanges of $47,000, $71,000, and $23,000 in 2011, 2010, and 2009, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 5 – Timber and Timberlands (cont.)

Cost of fee timber harvested amounted to $4,963,000, $5,763,000, and $4,613,000 in 2011, 2010, and 2009, respectively. Depreciation of logging facilities was $93,000, $79,000, and $61,000 for the years 2011, 2010, and 2009, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at December 31 consisted of the following:

(Thousands of dollars)	Range of Useful Lives	2011	2010
Land	N/A	$357	125
Land improvements	10-20 years	6,141	6,107
Buildings and structures	10-20 years	13,876	12,522
Machinery and equipment	3-15 years	100,211	98,039

		120,585	116,793
Less accumulated depreciation		(90,398)	(84,236)

		$30,187	32,557

Depreciation of property, plant, and equipment charged to operations was $6,749,000, $7,392,000, and $7,943,000 in 2011, 2010, and 2009, respectively. Gains on disposals or retirements of assets included in operating income were $36,000, $74,000, and $45,000 in 2011, 2010, and 2009, respectively.

Note 7 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at December 31 consisted of the following:

(Thousands of dollars)	2011	2010
Deferred revenues – current	$4,027	4,176
Vacation accrual	954	965
Deferred compensation	1,421	3,772
All other current liabilities	1,359	1,249

	$7,761	10,162

Note 8 – Other Noncurrent Liabilities

Other noncurrent liabilities at December 31 consisted of the following:

(Thousands of dollars)	2011	2010_
Accumulated postretirement benefit obligation	$10,904	8,989
Excess retirement plan	4,063	3,139
Accrued pension liability	14,443	5,622
Deferred revenue – long-term portion	3,284	3,765
Uncertain tax positions liability	1,771	3,011
All other noncurrent payables	2,361	2,113

	$36,826	26,639

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 9 – Credit Facilities

The Company has an agreement with SunTrust Bank together with other banks, which provides an unsecured and committed revolving credit facility totaling $297,500,000 and includes an option to request an increase in the amount of aggregate revolving commitments by $50,000,000. The most recent amendment of this credit facility occurred on February 4, 2011, and expires on September 9, 2015. To facilitate the amendment, $1,094,000 in fees were incurred and are being amortized as additional interest over the term of the agreement, together with the remaining unamortized prior costs of $266,000. At December 31, 2011 and 2010, $24,000,000 and $24,500,000, respectively, were outstanding and included in long-term debt. As of December 31, 2011 and 2010, $273,500,000 and $275,500,000, respectively, were available in excess of all borrowings outstanding under or supported by the respective facilities. Borrowings under the current agreement bear interest at a base rate or an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company’s total debt to capital ratio. The agreement contains certain restrictive financial covenants, including a leverage ratio of no greater than .65 to 1.0, minimum timber market value greater than 175 percent of outstanding total senior indebtedness, and limitations on the incurrence of debt. Fees associated with the current revolving credit facility include a commitment fee of .25 to ..40 percent per annum on the unused portion of the committed amount.

The Company may also borrow up to $1,000,000 under a short-term credit facility with BancorpSouth. The agreement expires December 31, 2012, with annual renewal. The amount available to the Company under this facility is reduced by any borrowings by the Company. As of December 31, 2011 and 2010, Deltic had no borrowings outstanding under this line of credit, resulting in $1,000,000 available to the Company. Borrowings bear interest based upon the New York Prime rate. Deltic also has an agreement with BancorpSouth to provide letters of credit. New letters of credit are requested by the Company and are approved and issued by BancorpSouth on a case-by-case basis. Outstanding letters of credit as of December 31, 2011 and 2010 were $654,000 and $705,000, respectively.

Note 10 – Indebtedness

The Company’s indebtedness at December 31 consisted of the following:

(Thousands of dollars)	2011	2010
Notes payable, 2.03%*, due 2015 (See Note 9)	$24,000	24,500
Senior notes payable, 6.10%, due 2016	40,000	40,000
Senior notes payable, 6.01%, due 2012	1,111	2,222

	65,111	66,722
Less: Current maturities of long-term debt	1,111	1,111

Long-term debt at December 31	$64,000	65,611

*	Weighted average interest rate at December 31, 2011.

The Company has private placement debt outstanding of $40,000,000 of Series A Senior Notes (“Notes”) with Pacific Coast Farm Credit, a division of American AgCredit, due and payable December 18, 2016. The interest rate for the Notes has been 6.10 percent since December 18, 2008, and will remain at that rate for the remainder of the term of the Notes. No installment payments are required, but the terms allow for prepayments at the option of the Company. The agreement contains certain restrictive financial covenants, including a minimum consolidated net worth of the sum of $175,567,000, plus 50 percent of net income accrued during each quarter thereafter commencing after

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 10 – Indebtedness (cont.)

December 31, 2006, plus 100 percent of the net proceeds from any public or private offering of common or preferred stock of the Company, a maximum funded debt/capitalization ratio of .6 to 1, a fixed charge coverage ratio of not less than 2.5 to 1, and to maintain a timber market value greater than 200 percent of outstanding total senior indebtedness.

The Company has private placement debt outstanding of $1,111,000 of senior notes with Modern Woodmen of America. These unsecured notes have a fixed stated interest rate of 6.01 percent and will mature on December 20, 2012. Semiannual installments of $555,000, or such lesser amount as shall be outstanding, were required beginning on December 20, 2008. The note terms allow for prepayment at the option of the Company in an amount of not less than five percent of the principal amount outstanding at the time of any prepayment. The agreement contains the same restrictive financial covenants as the Series A Senior Notes. The Company incurred $55,000 of costs related to the issuance and amendment of these notes, which were deferred and are being amortized as additional interest expense over the term of the underlying debt.

As of December 31, 2011, the scheduled maturities of long-term debt for the next five years are $1,111,000 in 2012, none in 2013 and 2014, $24,000,000 in 2015, and $40,000,000 in 2016. (For additional information regarding financial instruments, see Note 9 – Credit Facilities and Note 13 – Fair Value of Financial Instruments.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 10 – Indebtedness (cont.)

Some covenant requirements of the Senior Notes are the same as for the revolving credit facility, some are more restrictive, and some apply only to the Senior Notes.

The table below sets forth the most restrictive ratio requirements of the covenants for the credit facility and Senior Notes Payable and the status with respect to these covenants as of December 31, 2011 and 2010.

	Covenants Requirements		Actual Ratios at Dec. 31, 2011	Actual Ratios at Dec. 31, 2010
Leverage ratio should be less than:[1]	.65 to 1		.262 to 1	.263 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	43.47%	38.37%

Fixed charge coverage ratio should be greater than:[3]	2.50 to 1		3.89 to 1	6.50 to 1

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

[2]

Timber market value must be greater than 200 percent of total debt (as defined in (1) above.) The timber market value is calculated by multiplying the average price received for sales of timber for the preceding four quarters by the current quarter’s ending inventory of timber. This covenant is applied at the end of the quarter on a rolling four-quarter basis. The revolving credit facility requirement is for the timber market value to be greater than 175 percent of total debt (as defined in (1) above.)

[3]

The fixed charge coverage ratio is calculated as EBITDA (earnings before interest, taxes, depreciation, depletion, and amortization) increased by non-cash compensation expense and other non-cash expenses and decreased by dividends paid and income tax paid, divided by the sum of interest expense and scheduled principal payments made on debt during the period. This covenant is applied at the end of the quarter on a rolling four-quarter basis. This covenant only applies to the Senior Notes Payable.

Based on management’s current operating projections, the Company believes it will remain in compliance with the debt covenants. However, depending on market conditions and potential economic uncertainties, in future periods the Company may need to request amendments, waivers for covenants, or obtain refinancing. There can be no assurance that the Company will be able to obtain amendments or waivers or negotiate agreeable refinancing terms should it become necessary.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 11 – Income Taxes

The components of income tax expense/(benefit) related to income from operations for the years ended December 31, 2011, 2010, and 2009 are as follows:

(Thousands of dollars)	2011	2010	2009
Federal
Current	$930	7,448	1,142
Deferred	1	(1,594)	(251)

	931	5,854	891

State
Current	(909)	1,547	275
Deferred	1,108	(1,073)	(94)

	199	474	181

Total income tax expense	$1,130	6,328	1,072

The following table provides a reconciliation of the Company’s income tax expense at the statutory U.S. federal rate of 35 percent to the actual income tax expense for the years ended December 31, 2011, 2010, and 2009.

(Thousands of dollars)	2011	2010	2009
U.S. Federal income tax using statutory tax rate	$1,326	6,554	1,666
State tax, net of federal tax benefit	160	748	74
Permanent differences	(306)	(380)	(8)
Tax effects resulting from:
Recognition of state net operating loss carry forward available to offset uncertain tax liabilities	—	(505)	188
Tax rate changes on timber gains	—	(61)	(718)
Other	(50)	(28)	(130)

Income tax provision as reported	$1,130	6,328	1,072

The Company’s deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010, consisted of the following:

(Thousands of dollars)	2011	2010
Deferred tax assets
Investment in real estate held for development and sale	$15,943	15,231
Postretirement and other employee benefits	15,863	11,321
Other deferred tax assets	4,078	5,268

Total deferred tax assets	35,884	31,820

Deferred tax liabilities
Investment in Del-Tin Fiber	(5,571)	(5,823)
Timber and timberlands	(24,861)	(24,032)
Property, plant, and equipment	(4,318)	(4,222)
Other deferred tax liabilities	(165)	(182)

Total deferred tax liabilities	(34,915)	(34,259)

Net deferred tax assets/(liabilities)	$969	(2,439)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 11 – Income Taxes (cont.)

The net deferred tax asset/(liability) is classified in the accompanying consolidated balance sheets as follows:

(Thousands of dollars)	2011	2010
Current tax asset	$2,180	2,265
Non-current tax assets	—	641
Long-term tax liabilities	(1,211)	(5,345)

Net deferred tax asset/(liability)	$969	(2,439)

In assessing the realizability of deferred tax assets, Deltic’s management considers whether it is more-likely-than-not that some portion or all of the Company’s total deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more-likely-than-not that the Company will realize the benefits of its deferred tax assets at December 31, 2011, as reductions of future taxable income or by utilizing available tax planning strategies. However, the amount of the net deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions the Company has taken, primarily on previously filed state income tax returns, are not sustained. Liabilities established for unrecognized tax benefits may not be combined with deferred tax assets or liabilities; however, when the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results (or resulted) in the recognition of a deferred tax asset for an Net Operating Loss (“NOL”) for that year and such NOL has not yet been utilized, net presentation is appropriate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding both interest and any related federal benefits) is as follows:

(Thousands of dollars)	2011	2010
Balance at January 1	$3,015	1,938
Increases related to current year tax positions	—	1,185
Increases/(decreases) related to prior year tax positions	(4)	(65)
Lapse of statute	(1,237)	(43)

Balance at December 31	$1,774	$3,015

If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $1,225,000, as of December 31, 2011, would benefit the effective tax rate. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During 2011, the Company recognized $119,000 in interest expense for these items. The Company had approximately $205,000 and $18,000 accrued in deferred revenue and other accrued liabilities for interest and penalties at December 31, 2011 and 2010, respectively. The Company is no longer subject to federal and state income tax examination by tax authorities for years before 2008.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

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

The following is a description of the valuation methodologies used for liabilities measured at fair value.

Nonqualified employee savings plan — Consists of mutual funds, which are valued at the net asset value of shares held by the plan at year-end, at quoted market prices.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 13 – Fair Value of Financial Instruments (cont.)

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at December 31, 2011 are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Liabilities) Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2011	Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$827	827	—	—

Long-term debt, including current maturities — The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be refinanced.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2011 and 2010. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	2011		2010
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$65,111	71,816	66,722	70,196

Note 14 – Concentration of Credit Risks

Financial instruments which potentially subject the Company to credit risk are trade accounts receivable. These receivables normally arise from the sale of wood products and real estate. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company’s customer base. No single recurring customer accounted for a significant amount of the Company’s sales of wood products or real estate in 2011, 2010, or 2009. At December 31, 2011 and 2010, there were no significant accounts receivable from a single customer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to support accounts receivable.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 15 – Employee and Retiree Benefit Plans

The Company has a funded, qualified defined benefit retirement plan (“Retirement Plan”) that covers each employee who completes 1,000 hours of service for a twelve-month period, once employment has commenced, and continues to meet both the 1,000 hours requirement and the employment requirement for each twelve-month period. An unfunded, nonqualified supplemental executive retirement plan is maintained for certain current and former employees. All contributions to both plans are made by the Company. The plans provide defined benefits based on years of benefit service and average monthly compensation as defined by the Company’s Retirement Plan. The Company determines the vested benefit obligation on the actuarial present value based on the employee’s expected date of retirement. The Company also sponsors a plan for retired employees that provides comprehensive healthcare benefits (supplementing Medicare benefits for those eligible) and life insurance benefits. Costs are accrued for this plan during the service lives of covered employees. Retirees contribute a portion of the self-funded cost of healthcare benefits and the Company contributes the remainder. The Company pays premiums for life insurance coverage arranged through an insurance company. The health care plan is funded on a pay-as-you-go basis. The Company retains the right to modify or terminate the benefits and/or cost sharing provisions. United States health care legislation enacted in 2010 is expected to affect companies that offer postemployment benefits to employees. Based on management’s understanding of this legislation and the types of benefits currently offered by the Company’s benefit plan, it is estimated that the financial impact to the Company will be immaterial.

The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2011 and 2010.

	Funded Qualified Retirement Plan		Unfunded Nonqualified Retirement Plan		Other Postretirement Plans
(Thousands of dollars)	2011	2010	2011	2010	2011	2010
Change in projected benefit obligation
Benefit obligation at beginning of period	$27,489	27,854	3,375	3,965	9,407	8,732
Service cost	1,026	1,130	67	133	350	327
Interest cost	1,471	1,629	177	228	451	468
Participant contributions	—	—	—	—	91	86
Actuarial (gain)/loss	7,791	(2,171)	914	(704)	1,390	10
Benefits paid	(1,041)	(953)	(239)	(247)	(392)	(216)

Benefit obligation at end of period	$36,736	27,489	4,294	3,375	11,297	9,407

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 15 – Employee and Retiree Benefit Plans (cont.)

	Funded Qualified Retirement Plan		Unfunded Nonqualified Retirement Plan		Other Postretirement Plans
(Thousands of dollars)	2011	2010	2011	2010	2011	2010
Change in plan assets
Fair value of plan assets at beginning of period	$21,867	18,977	—	—	—	—
Actual return on plan assets	360	2,427	—	—	—	—
Employer contributions	1,200	1,500	239	247	301	130
Participant contributions	—	—	—	—	91	86
Benefits paid	(1,041)	(953)	(239)	(247)	(392)	(216)
Expenses	(93)	(84)	—	—	—	—

Fair value of plan assets at end of period	$22,293	21,867	—	—	—	—

Funded status of plans	$(14,443)	(5,622)	(4,294)	(3,375)	(11,297)	(9,407)

Amounts recognized in the balance sheet
Current liability	$—	—	(231)	(236)	(393)	(418)
Noncurrent liability	$(14,443)	(5,622)	(4,063)	(3,139)	(10,904)	(8,989)
Deferred income taxes – net	$5,665	2,205	1,684	1,324	4,431	3,690
Accumulated other comprehensive (income)/loss	$8,124	2,638	855	304	750	(216)

Amounts recognized in accumulated other comprehensive (income)/loss
Net unrecognized loss	$13,308	4,264	1,436	540	1,857	467
Unrecognized prior service cost/(credit)	58	76	(29)	(40)	(642)	(841)
Tax effects	(5,242)	(1,702)	(552)	(196)	(465)	158

	$8,124	2,638	855	304	750	(216)

Assumptions used in measurement of benefit obligations
Weighted average discount rate	4.34%	5.45%	4.34%	5.45%	4.30%	5.35%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A

Accumulated benefit obligations at year end	$31,230	24,121	3,998	3,243	N/A	N/A

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 15 – Employee and Retiree Benefit Plans (cont.)

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

(Thousands of dollars)	2011	2010	2009
Funded qualified retirement plan
Service cost	$1,026	1,130	1,106
Interest cost	1,471	1,629	1,586
Expected return on plan assets	(1,657)	(1,444)	(1,190)
Amortization of prior service cost	18	18	62
Amortization of actuarial loss	137	433	685

Net periodic benefit cost	$995	1,766	2,249

Unfunded nonqualified retirement plan
Service cost	$67	133	112
Interest cost	177	228	197
Amortization of prior service credit	(11)	(11)	(11)
Amortization of actuarial loss	18	81	46

Net periodic benefit cost	$251	431	344

Other postretirement benefits
Service cost	$350	327	323
Interest cost	451	468	477
Amortization of prior service cost	(199)	(199)	(199)

Net periodic benefit cost	$602	596	601

Assumptions used to determine net periodic benefit cost – pension plans
Weighted average discount rate	5.45%	5.95%	6.01%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.00%	5.00%	5.50%

Assumptions used to determine net periodic benefit cost – other postretirement plan
Weighted average discount rate	5.35%	5.86%	6.10%

Other changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss
Net unrecognized loss/(gain)	$11,485	(3,764)	(2,210)
Amortization of prior service credit	(7)	(7)	(51)
Amortization of actuarial gains	(155)	(513)	(731)
Amortization of plan amendment	199	199	199
Tax effect of changes	(4,519)	1,602	1,095

Total recognized in other comprehensive (income)/loss	$7,003	(2,483)	(1,698)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 15 – Employee and Retiree Benefit Plans (cont.)

(Thousands of dollars)	Funded Qualified Retirement Plan	Unfunded Non- qualified Retirement Plan	Other Post- retirement Plan
Estimated benefit payments by year
2012	$1,135	231	393
2013	1,183	228	394
2014	1,255	224	410
2015	1,307	257	428
2016	1,352	252	447
2017 - 2021	8,085	1,229	3,011

The estimated net loss and net prior service cost for the defined benefit and supplemental retirement pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1,365,000 and $7,000, respectively. The plan amendment for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $199,000.

The amount of projected expense of the qualified retirement plan is expected to be $2,561,000 for 2012. The Company expects to make contributions during 2012 of approximately $2,400,000 to the qualified retirement plan, $231,000 to fund benefits paid from its nonqualified retirement plan, and approximately $393,000 to fund postretirement benefit plans.

The discount rate assumption used by the Company to measure benefit obligations and net periodic expenses is based on the estimated interest rate at which the benefit obligations of its plans can be settled. For 2011 and 2010, the Company used a discount rate durational study of Other Postretirement Employee Benefit (“OPEB”) liabilities to determine an appropriate discount rate.

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

In determining the benefit obligation for health care at December 31, 2011, health care inflation cost was assumed to increase at an annual rate of five percent in 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point increase in the assumed health care cost trend rate would increase the aggregate service and interest cost components of periodic benefit cost for 2011 by $131,000 and the benefit obligation by $1,786,000, while a one percentage-point decrease in the assumed rate would decrease the 2011 cost components by $105,000 and the benefit obligation by $1,430,000.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

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

Not more than 2.5 percent of the market value of Plan assets may be held in the securities of any single issuer with the exception of the U.S. government or its agencies. As of December 31, 2011, less than three percent of the total market value of the Plan assets were invested in mortgage-backed securities issues.

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

Corporate debt obligations and U.S. government and agency securities: Valued using quoted prices for similar assets in active markets; pricing models that utilize trade, bid, and other market information; or benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.

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

December 31, 2011

Note 15 – Employee and Retiree Benefit Plans (cont.)

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

The following tables set forth by level within the fair value hierarchy, the Plan’s investments at fair value as of December 31, 2011 and 2010.

	Fair Value Measurements at Reporting Date Using
(Thousands of dollars)	Percent of Total	Total Carrying Value at Dec. 31, 2011	Level 1	Level 2	Level 3
Plan Investments
Cash and cash equivalents	3.0	$663	663	—	—
Other	.2	53	53	—	—
Equity securities by sector:
Energy	2.1	471	471	—	—
Materials and industrials	4.8	1,069	1,069	—	—
Consumer	6.3	1,404	1,404	—	—
Health care	3.4	749	749	—	—
Financials	1.0	235	235	—	—
Information tech	7.9	1,751	1,751	—	—
Foreign stocks	1.9	426	426	—	—
U.S. Govt. and agency securities	26.2	5,856	4,948	908	—
Corporate debt obligations	9.8	2,179	—	2,179	—
Mutual funds:
Dividends and growth	27.0	6,012	6,012	—	—
International and emerging markets	2.5	553	553	—	—
Exchange-traded funds	3.9	872	872	—	—

Total plan investments at fair value	100.0	$22,293	19,206	3,087	—

Percent of fair value hierarchy		100	86.2	13.8	—

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 15 – Employee and Retiree Benefit Plans (cont.)

	Fair Value Measurements at Reporting Date Using
(Thousands of dollars)	Percent of Total	Total Carrying Value at Dec. 31, 2010	Level 1	Level 2	Level 3
Plan Investments
Cash and cash equivalents	3.1	$668	668	—	—
Other	—	2	2	—	—
Equity securities by sector:
Energy	4.8	1,045	1,045	—	—
Materials and industrials	10.3	2,242	2,242	—	—
Consumer	12.3	2,699	2,699	—	—
Health care	5.7	1,236	1,236	—	—
Financials	5.6	1,214	1,214	—	—
Information tech	12.2	2,670	2,670	—	—
Telecom. and utilities	2.4	526	526	—	—
Foreign stocks	3.9	863	863	—	—
U.S. Govt. and agency securities	21.2	4,650	4,165	485	—
Corporate debt obligations	11.3	2,478	—	2,478	—
Mutual funds:
International and emerging markets	3.0	649	649	—	—
Exchange-traded funds	4.2	925	925	—	—

Total plan investments at fair value	100.0	$21,867	18,904	2,963	—

Percent of fair value hierarchy		100	86.5	13.5	—

Thrift Plan — Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s allotment. Company contributions to this plan were $547,000 in 2011, $551,000 in 2010, and $522,000 in 2009.

Note 16 – Incentive Plans

Stock Incentive Plan

On April 25, 2002, the Company’s shareholders approved the Deltic Timber Corporation 2002 Stock Incentive Plan (“the 2002 Plan”). The 2002 Plan replaced the 1996 Stock Incentive Plan (“the 1996 Plan”), which was terminated. The 2002 Plan permits annual awards of shares of the Company’s common stock to executives, other key employees, and nonemployee directors. Under the plan, the Executive Compensation Committee (“the Committee”) is authorized to grant: (1) stock options; (2) restricted stock and restricted stock units; (3) performance units; and (4) other stock-based awards,

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 16 – Incentive Plans (cont.)

including stock appreciation rights and rights to dividends and dividend equivalents. The number of shares available for issuance under the 2002 Plan is 1,800,000 shares unless adjustment is determined necessary by the Committee as the result of dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At December 31, 2011, 1,013,810 of these 1,800,000 shares were available for award under the 2002 Plan. No participant in the 2002 Plan may receive options and stock appreciation rights in any calendar-year that relates to more than 50,000 shares, and the maximum number of shares, which may be awarded as restricted stock and restricted stock units or other stock-based awards are 180,000 shares. The Company has a policy of issuing treasury stock to satisfy all share-based incentive plans.

Under the fair value recognition provisions for share-based payments, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of stock options granted is determined using a binomial model. The fair value of restricted stock awards is determined by reference to the fair market value of the Company’s common stock on the date of grant. Restricted stock performance units are valued using a Monte Carlo simulation model. Compensation cost is recognized on a straight-line basis over the requisite service period. The benefits of tax deductions in excess of recognized compensation cost is to be reported as a financing cash flow.

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

The Company uses historical volatility over a ten-year trading life to determine volatility assumptions. Risk-free interest rates are based on historical rates and forward-looking factors. The expected dividend yield is based on the Company’s average dividend yield from 2007 to 2010. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors. The expected option term is based on the term of the option and historical exercise and expiration experience.

Assumptions for the 2011, 2010, and 2009 valuation of stock options and restricted stock performance units consisted of the following:

	2011	2010	2009
Expected term of options (in years)	6.27	6.27	6.27
Weighted expected volatility	36.70%	34.57%	32.05%
Dividend yield	0.62%	0.61%	0.63%
Risk-free interest rate - performance restricted shares	2.09%	2.13%	1.47%
Risk-free interest rate - stock options	3.79%	3.92%	2.60%
Stock price as of valuation date	$63.54	44.84	34.41
Restricted performance share valuation	$85.56	58.66	43.48
Grant date fair value - stock options	$20.89	14.49	11.74

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 16 – Incentive Plans (cont.)

The consolidated statements of income for the years ended December 31, 2011, 2010, and 2009 included $2,067,000, $1,696,000, and $1,705,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. The potential income tax benefit derived from all share-based payment arrangements with employees was $759,000, $191,000, and $44,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Stock Options — For each option granted under the 2002 Plan, the Committee fixes the option price at not less than fair market value on the date of the grant and the option term, not to exceed ten years from date of grant. The resulting fixed stock-based compensation cost was recognized over the vesting period for these options. Options granted after 1998 have been issued with terms of ten years and are nonqualified. All outstanding options have an option price not less than the market value on the grant date, with a range in option prices of $24.31 to $63.54 per share. For all options granted since 2003, one-fourth vest after each one-year period over the subsequent four years from issuance.

A summary of stock options as of December 31, 2011, and changes during the year ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000)
Outstanding at January 1, 2011	162,455	$43.77

Granted	27,218	63.54
Exercised	(60,502)	40.71
Forfeited/expired	(1,076)	46.90

Outstanding at December 31, 2011	128,095	$49.39	6.7	$1,494

Exercisable at December 31, 2011	57,215	$48.55	4.9	$677

The intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $1,626,000, $474,000, and $383,000, respectively. At December 31, 2011, there was $812,000 of unrecognized compensation cost related to unvested stock options. The weighted average period remaining to vest is 1.5 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 16 – Incentive Plans (cont.)

Additional information about stock options outstanding at December 31, 2011, consisted of the following:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options	Average Life in Years	Average Exercise Price	Number of Options	Average Exercise Price
$20.00—$25.00	1,000	1.1	$24.31	1,000	$24.31
$31.00—$35.00	24,284	6.1	34.05	7,710	33.29
$41.00—$45.00	29,020	7.3	44.77	7,660	44.56
$51.00—$55.00	46,798	5.2	52.59	40,845	52.77
$56.00—$65.00	26,993	9.1	63.54	—	—

	128,095			57,215

Restricted Stock and Restricted Stock Units – The Committee may grant restricted stock and restricted stock units to selected employees, with conditions to vesting for each grant established by the Committee. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason. Restricted stock and restricted stock units granted since 2003 have vested after four years, and the stock-based compensation is recognized on a straight-line basis over the requisite service period for the entire award.

A summary of unvested restricted stock as of December 31, 2011, and changes during the year then-ended are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2011	75,572	$45.51

Granted	19,003	63.54
Vested	(18,769)	53.01
Forfeited	(411)	47.17

Unvested at December 31, 2011	75,395	$48.18

As of December 31, 2011, there was $1,639,000 of unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.6 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 16 – Incentive Plans (cont.)

Performance Units — Performance units granted under the 2002 Plan may be denominated in cash, common shares, other securities, other awards allowed under the 2002 Plan, or other property and shall confer on the holder thereof rights valued as determined by the Committee and payable to, or exercisable by, the holder, in whole or in part, upon achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the 2002 Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance unit granted, and any payment or transfer to be made pursuant to any performance unit shall be determined by the Committee. During 2011, 2010, and 2009, the Company issued performance units in the form of restricted stock with specified performance requirements. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason. Performance units granted since 2003 have vested after four years, and the stock-based compensation is recognized on a straight-line basis over the requisite service period for the entire award.

A summary of unvested restricted stock performance units as of December 31, 2011, and changes during the year then-ended are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2011	47,562	$52.46

Granted	12,499	85.56
Vested	(10,292)	55.97
Forfeited	(466)	58.79

Unvested at December 31, 2011	49,303	$60.06

As of December 31, 2011, there was $1,466,000 of unrecognized compensation cost related to unvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 1.6 years.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 16 – Incentive Plans (cont.)

Cash Incentive Compensation Plan

The Company has an incentive compensation plan that provides for annual cash awards to officers and key employees based on actual results for a year compared to objectives established at the beginning of that year by the Executive Compensation Committee, which administers the Plan. The Company recorded expenses for cash incentive awards of $71,000, $2,602,000, and $299,000, in 2011, 2010, and 2009, respectively. The Company had accrued provisions for cash incentive awards totaling $221,000 and $2,577,000 at December 31, 2011 and 2010, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities.

Note 17 – Supplemental Cash Flows Disclosures

Additional information concerning cash flows at December 31 consisted of the following:

(Thousands of dollars)	2011	2010	2009
Income taxes paid/(received) in cash	$762	8,774	(476)
Interest paid	3,607	3,265	3,422
Interest capitalized	(82)	(75)	(146)

Non-cash investing and financing activities excluded from the statement of cash flows include:

(Thousands of dollars)	2011	2010	2009
Issuance of restricted stock	$1,456	1,540	1,859
Land exchanges	87	140	36

(Increases)/decreases in operating working capital other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

(Thousands of dollars)	2011	2010	2009
Trade accounts receivable	$(216)	284	(1,897)
Other receivables	97	(12)	(28)
Inventories	1,708	(144)	594
Prepaid expenses and other current assets	(235)	(475)	1,338
Trade accounts payable	(585)	(429)	1,097
Accrued taxes other than income taxes	(15)	162	66
Deferred revenues and other accrued liabilities	(1,674)	2,879	389

	$(920)	2,265	1,559

Cash flows provided by other operating activities included an increase/(decrease) in deferred long-term mineral lease rental revenue of $(538,000) in 2011, $2,712,000 in 2010, and $(1,605,000) in 2009. Total cash payments received were $1,932,000 in 2011, $4,722,000 in 2010, and $455,000 in 2009. These payments will be recognized over the term of the lease.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 18 – Earnings per Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

(Thousands of dollars, except per share amounts)	2011	2010	2009
Net earnings allocated to common stock	$2,644	12,271	3,654
Net earnings allocated to participating securities	15	126	34

Net income allocated to common stock and participating securities	$2,659	12,397	3,688

Weighted average number of common shares used in basic EPS	12,450	12,364	12,317
Effect of dilutive stock awards	102	96	100

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,552	12,460	12,417

Earnings per common share
Basic	$.21	.99	.30
Assuming dilution	$.21	.99	.30

Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method. Options to purchase shares, which were outstanding but not included in the computation of diluted earnings per share because the options were anti-dilutive, were 26,993, 64,157, and 97,295, respectively, for 2011, 2010, and 2009. Restricted performance shares, which were outstanding but not included in the computation of diluted earnings per share because they do not meet the metrics established for awarding, were 14,013, 14,157, and 15,788, respectively, for 2011, 2010, and 2009.

Note 19 – Commitments and Contingencies

Commitments — Commitments for capital expenditures at December 31, 2011, were approximately $1,055,000 for property, plant, and equipment; and $418,000 for investment in real estate held for development and sale and amenities.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 20 – Subsequent Events

On February 13, 2012, International Paper Company completed its acquisition of Temple-Inland, Inc., Deltic’s joint venture partner in Del-Tin Fiber, LLC. Temple-Inland, Inc. is now a wholly owned subsidiary of International Paper Company. The acquisition did not change the operating agreement of Del-Tin Fiber, LLC.

Note 21 – Business Segments

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

The Mills segment consists of Deltic’s two sawmills which convert timber, either purchased from third parties or the Company’s Woodlands segment, into lumber. These mills produce a variety of products, including dimension lumber, boards, and timbers. These products are sold primarily to wholesale distributors, large retailers, lumber treaters, industrial accounts, and truss manufacturers in the South and Midwest and are used in residential construction, roof trusses, remanufactured products, and laminated beams.

Real Estate operations, which include real estate developments, add value to former legacy timberland by developing it into upscale, planned residential and commercial developments. These developments, which are generally centered on a core amenity, are being developed in stages. Historically, real estate sales have consisted primarily of residential lots sold to builders or individuals, commercial site sales, and sales of undeveloped acreage. In addition, this segment currently leases retail and office space to third parties in a retail center constructed by the Company, and held for sale, in one of its developments. This segment also manages: (1) a real estate brokerage subsidiary which generates commission revenue by reselling existing homes and (2) a country club operation, Chenal Country Club, Inc., around which the Company’s Chenal Valley development is centered. This club operation derives its revenues from membership services, food and beverage sales, and membership dues.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 21 – Business Segments (cont.)

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	2011	2010	2009
Net sales
Woodlands	$40,240	43,467	40,091
Mills	83,889	99,398	75,661
Real Estate	12,358	16,015	13,177
Eliminations[1]	(14,640)	(17,257)	(16,917)

	$121,847	141,623	112,012

Income before income taxes
Operating income
Woodlands	$20,416	24,353	23,401
Mills	1,011	7,256	(5,794)
Real Estate	(75)	2,240	143
Corporate	(14,293)	(15,985)	(12,551)
Eliminations	400	45	671

Operating income	7,459	17,909	5,870
Equity in earnings of Del-Tin Fiber	318	4,058	2,216
Interest income	38	157	121
Interest and other debt expense, net of capitalized interest	(4,029)	(3,453)	(3,501)
Other income	3	54	54

	$3,789	18,725	4,760

Total assets at year-end
Woodlands	$227,102	225,840	227,478
Mills	33,801	37,161	39,603
Real Estate	59,304	57,863	58,274
Corporate2, [3]	21,663	22,409	26,848

	$341,870	343,273	352,203

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$5,291	6,069	4,965
Mills	5,999	6,639	7,085
Real Estate	427	441	480
Corporate	89	86	87

	$11,806	13,235	12,617

Capital expenditures
Woodlands	$7,817	6,144	25,075
Mills	3,570	5,330	3,006
Real Estate	4,223	3,859	4,464
Corporate	87	235	160

	$15,697	15,568	32,705

[1]	Primarily intersegment sales of timber from Woodlands to Mills.

[2]

Includes investment in Del-Tin Fiber, an equity method investee, of $7,113,000, $8,249,000, and $9,104,000 at December 31, 2011, 2010, and 2009, respectively. (For additional information, see Note 4 – Investment in Del-Tin Fiber.)

[3]	Includes balance of timberland sale proceeds held by trustee of $567,000 as of December 31, 2011, none as of December 31, 2010, and $4,107,000 in 2009.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

Note 22 – Financial Results by Quarter (Unaudited)

(Thousands of dollars, except per share amounts)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$29,395	32,268	31,371	28,813	121,847
Gross profit	4,896	6,856	5,847	5,117	22,716
Operating income	550	3,587	2,116	1,206	7,459
Net income/(loss)	92	2,055	720	(208)	2,659
Earnings per common share
Basic	$.01	.16	.06	(.02)	.21
Assuming dilution	.01	.16	.06	(.02)	.21
Dividends per common share	$.075	.075	.075	.075	.30

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$31,935	38,937	37,050	33,701	141,623
Gross profit	7,422	11,931	9,075	6,555	34,983
Operating income	3,659	7,210	5,133	1,907	17,909
Net income	2,253	5,593	3,278	1,273	12,397
Earnings per common share
Basic	$.18	.45	.26	.10	.99
Assuming dilution	.18	.45	.26	.10	.99
Dividends per common share	$.075	.075	.075	.075	.30

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$22,862	29,121	28,987	31,042	112,012
Gross profit	1,999	4,638	4,054	8,757	19,448
Operating income/(loss)	(1,209)	1,465	455	5,159	5,870
Net income/(loss)	(1,174)	972	203	3,687	3,688
Earnings per common share
Basic	$(.09)	.08	.02	.30	.30
Assuming dilution	(.09)	.08	.02	.30	.30
Dividends per common share	$.075	.075	.075	.075	.30

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

/s/ Ray C. Dillon	/s/ Kenneth D. Mann
Ray C. Dillon	Kenneth D. Mann
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 8, 2012	March 8, 2012

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders

Deltic Timber Corporation:

The management of Deltic Timber Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Deltic’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2011, based on the criteria in Internal Control – Integrated Framework issued by COSO.

/s/ Ray C. Dillon	/s/ Kenneth D. Mann
Ray C. Dillon	Kenneth D. Mann
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 8, 2012	March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income/(loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 8, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited Deltic Timber Corporation’s (“the Company”) internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Deltic Timber Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, cash flows, stockholders’ equity, and comprehensive income/(loss) for each of the years in the three-year period ended December 31, 2011, and our report dated March 8, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
March 8, 2012

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Based on their evaluation as of December 31, 2011, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and this information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Deltic conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which appears in the Company’s 2011 Annual Report to Shareholders which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

Effective July 1, 2011, Deltic implemented a new sales order/inventory software system. The nature and extent of internal controls for the processes did not substantially change.

Deltic’s management, with the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth quarter in the case of an annual report) and have concluded that there was no change to Deltic’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Deltic’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The sections entitled “Nominees For Election as Directors,” “Directors Whose Term of Office Continue,” and “Committees of the Board of Directors” appearing in the Registrant’s proxy statement for the annual meeting of shareholders to be held on April 26, 2012, will set forth certain information with respect to the directors of the registrant, including directors who serve on the Company’s Audit Committee and who have been designated an Audit Committee financial expert, and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

The sections entitled “Procedures for Stockholder Nominations and Proposals” and “Corporate Governance” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held April 26, 2012, will set forth certain information respectively in regards to applicable procedures for stockholders to submit director nominations and proposals and the Company’s Code of Business Conduct and Ethics and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 26, 2012, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2011, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 26, 2012, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2011, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

The following table sets forth information as of December 31, 2011, with respect to Deltic common stock issuable under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	128,095	$49.39	1,013,810

Equity compensation plans not approved by security holders	—	—	—

	128,095	$49.39	1,013,810

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 26, 2012, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2011, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting to be held on April 26, 2012, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2011, which will set forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	Financial Statements, Schedules and Exhibits.

1.	Consolidated Financial Statements.

Consolidated Balance Sheets—December 31, 2011 and 2010.

Consolidated Statements of Income for the Years Ended December 31, 2011, 2010, and 2009.

Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2011, 2010, and 2009.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009.

Notes to Consolidated Financial Statements, including Consolidated Quarterly Income Information (unaudited).

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Financial Statement Schedules.

Financial Statements of Del-Tin Fiber LLC, an affiliate accounted for by the equity method, which constituted a significant subsidiary for the years ended December 31, 2011 and January 1, 2011.

Other Financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.

Index to Exhibits

Exhibit Designation	Nature of Exhibit

3	Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Deltic Timber Corporation as of December 17, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

3.2	Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

4	Instruments Defining the Rights of Security Holders.

4.1	Rights Agreement dated as of December 11, 1996, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

4.2	Amendment No. 1 to Rights Agreement dated as of October 15, 1998, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.2 to Registrant’s Registration of Securities Report on Form 10/A dated November 11, 1998.)

4.3	Amendment No. 2 to Rights Agreement dated as of October 19, 2006, between Deltic Timber Corporation and Harris N.A. as Rights Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Registration of Securities Report on Form 10/A dated October 19, 2006.)

10	Material contracts.

10.1	Deltic Timber Corporation 2002 Stock Incentive Plan (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.2	Distribution Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

10.4	Credit facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.5	Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)

10.7	Note Purchase Agreement dated December 18, 1998 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Selective Sections of Del-Tin Fiber LLC’s Project Credit Agreement dated November 23, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Revolving Credit Agreement dated June 20, 2001 (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.10	Note Purchase Agreement dated December 20, 2002, (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	First Amended and Restated Revolving Credit Agreement dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.12	Guarantee Agreement between Deltic Timber Corporation and SunTrust Bank related to the Del-Tin Fiber Credit Agreement dated August 26, 2004 (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.14	Non Qualified Stock Option Form (incorporated by reference to Exhibit 10.14 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.15	Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.16	Performance Based Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.16 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.17	Change-in-Control and Involuntary Severance Agreement with CEO (incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.18	Change-in-Control Agreement with CEO Direct Reports (incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.19	Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.20	Deltic Timber Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.21	Amended and Restated Note Purchase Agreement dated March 30, 2007 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.22	First Amendment to the Revolving Credit Agreement dated August 7, 2007 (incorporated by reference to Exhibit 10.21 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)

10.23	Termination of a Material Definitive Agreement (incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K dated October 30, 2008.)

10.24	Second Amendment to the Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K dated February 4, 2011.)

21	Subsidiaries of the Registrant, included elsewhere herein.

23	Consents of Independent Registered Public Accounting Firm.

23.1	Consent of Independent Registered Public Accounting Firm related to reports on consolidated financial statements and internal control over financial reporting of Deltic Timber Corporation, included elsewhere herein.

23.2	Consent of Independent Registered Public Accounting Firm related to report on financial statements of Del-Tin Fiber LLC, included elsewhere herein.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Comprehensive Income/(Loss); (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date:	March 8, 2012
Ray C. Dillon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 8, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

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

/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)

FINANCIAL STATEMENT SCHEDULE

PURSUANT TO ITEM 14(a)2

DEL-TIN FIBER, L.L.C.

December 31, 2011, January 1, 2011 and January 2, 2010

Financial Statements

With

Independent Auditor’s Report

Independent Auditor’s Report

Board of Managers

Del-Tin Fiber, L.L.C.

El Dorado, Arkansas

We have audited the accompanying balance sheets of Del-Tin Fiber, L.L.C. as of December 31, 2011 and January 1, 2011, and the related statements of operations, members’ capital and cash flows for each of the years in the three-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del-Tin Fiber, L.L.C. as of December 31, 2011 and January 1, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles general accepted in the United States of America.

/s/ FROST, PLLC

Certified Public Accountants

Little Rock, Arkansas

February 2, 2012

DEL-TIN FIBER, L.L.C.

Balance Sheets

December 31, 2011 and January 1, 2011

	2011	2010
Assets
Current assets
Cash and cash equivalents	$3,000	$3,000
Accounts receivable—TIN, Inc.	2,698,458	2,848,038
Other receivables	69,238	45,472
Inventories	4,312,242	4,164,595
Prepaid expenses and other current assets	279,531	320,539

Total current assets	7,362,469	7,381,644

Property, plant and equipment, net	68,479,717	72,686,397

Intangible assets—finite-lived, net	216,767	22,988

Total assets	$76,058,953	$80,091,029

Liabilities and Members’ Capital
Current liabilities
Accounts payable	$2,208,414	$2,295,029
Accrued expenses	707,692	838,347

Total current liabilities	2,916,106	3,133,376

Long-term debt	29,000,000	29,000,000

Total liabilities	31,916,106	32,133,376

Members’ capital	44,142,847	47,957,653

Total liabilities and members’ capital	$76,058,953	$80,091,029

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Statements of Operations

For the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

	2011	2010	2009
Net sales	$64,307,161	$71,679,115	$54,572,693

Costs and expenses
Cost of sales	56,364,338	56,496,047	43,825,891
Depreciation	5,667,831	5,261,580	4,465,000
Selling, general and administrative	2,203,265	2,418,145	2,077,975

Total costs and expenses	64,235,434	64,175,772	50,368,866

Other income (expense)
Interest income	—	—	190
Interest expense	(933,794)	(790,157)	(1,123,770)
Loss on asset dispositions	(46,739)	(296,610)	(90,320)
Other income	—	—	125,000

Total other expense	(980,533)	(1,086,767)	(1,088,900)

Net income (loss)	$(908,806)	$6,416,576	$3,114,927

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Statements of Members’ Capital

For the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

Balance—January 4, 2009	$51,632,150

Net income	3,114,927

Members’ contributions	7,312,000

Members’ distributions	(10,690,000)

Balance—January 2, 2010	51,369,077

Net income	6,416,576

Members’ contributions	3,012,000

Members’ distributions	(12,840,000)

Balance—January 1, 2011	47,957,653

Net loss	(908,806)

Members’ contributions	3,644,000

Members’ distributions	(6,550,000)

Balance—December 31, 2011	$44,142,847

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Statements of Cash Flows

For the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$(908,806)	$6,416,576	$3,114,927
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	5,667,831	5,261,580	4,465,000
Loss on asset dispositions	46,739	296,610	90,320
Amortization of deferred debt costs	43,025	39,844	66,955
Changes in operating assets and liabilities
Accounts receivable—TIN, Inc.	149,580	(618,152)	(91,959)
Other receivables	(23,766)	(3,899)	(22,435)
Inventories	(147,647)	635,986	1,227,520
Prepaid expenses and other current assets	41,008	34,860	(10,379)
Accounts payable	(524,069)	534,422	(12,400)
Accrued expenses	(130,655)	(87,551)	(49,629)

Net cash provided by operating activities	4,213,240	12,510,276	8,777,920

Cash flows from investing activities
Capital expenditures	(1,507,890)	(2,841,020)	(1,006,923)

Net cash used by investing activities	(1,507,890)	(2,841,020)	(1,006,923)

Cash flows from financing activities
Increase in checks outstanding	437,454	158,744	107,003
Principal payments on long-term debt	—	—	(4,500,000)
Contributions by members	3,644,000	3,012,000	7,312,000
Distributions to members	(6,550,000)	(12,840,000)	(10,690,000)
Payment of debt financing costs	(236,804)	—	—

Net cash used by financing activities	(2,705,350)	(9,669,256)	(7,770,997)

Net increase in cash and cash equivalents	—	—	—

Cash and cash equivalents—beginning of year	3,000	3,000	3,000

Cash and cash equivalents—end of year	$3,000	$3,000	$3,000

Supplementary disclosure of cash flow information
Cash paid during the year for interest	$907,375	$742,468	$1,043,655

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

December 31, 2011, January 1, 2011 and January 2, 2010

1.	Summary of Significant Accounting Policies

a.	Description of business – Del-Tin Fiber, L.L.C. (“Del-Tin” or the “Company”) is an Arkansas limited liability company organized in February 1995 and is equally owned by TIN, Inc., a Delaware corporation, and Deltic Timber Corporation (“Deltic”), a Delaware corporation. Del-Tin is to exist until December 31, 2024, unless the Company is earlier dissolved in accordance with either the provisions of the Operating Agreement or the Arkansas Small Business Entity Tax Pass Through Act. The business of the Company is to manufacture, distribute and sell medium density fiberboard (“MDF”) under the trade name “Solidium.” Within the United States, MDF is sold primarily to manufacturers and distributors of laminated flooring, furniture, cabinets, fixtures and molding. TIN, Inc. and Deltic share equally in revenue, expenses, disbursements and funding requirements of the joint venture.

Under the terms of a separate MDF Marketing Agreement, TIN, Inc. serves as the exclusive marketing agent for all MDF produced at the facility. The original agreement, commencing June 1998 for a five-year term, is automatically extended for successive five-year periods unless either party elects not to extend.

b.	Accounting period – The Company’s fiscal year is the 52 or 53-week period ending the Saturday closest to December 31. Fiscal years 2011, 2010 and 2009 ended on December 31, 2011, January 1, 2011 and January 2, 2010, respectively. Reference to years in these financial statements relate to fiscal years rather than calendar years.

c.	Cash and cash equivalents – The Company considers short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company had no such investments at December 31, 2011 or January 1, 2011. There are checks outstanding in the amount of $1,119,017 and $681,563 included in accounts payable at December 31, 2011 and January 1, 2011, respectively.

d.	Sale of accounts receivable – The Company accounts for the transfer of trade receivables under its marketing agreement with TIN, Inc. in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing.” Since the criteria established by ASC 860 are met, the transfer of receivables is recorded as a sale. The sale and trade receivables are recorded at the invoiced amount. Accordingly, these transferred receivables are not included as receivables from customers, but rather from TIN, Inc. See Note 6 for further discussion.

e.	Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method for all inventories.

f.	Property, plant and equipment – Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of buildings, machinery and equipment, and other depreciable assets is calculated over the estimated useful lives of the assets by using the units of production method for most manufacturing machinery and equipment and the straight-line method for all other depreciable assets.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

December 31, 2011, January 1, 2011 and January 2, 2010

1.	Summary of Significant Accounting Policies (cont.)

The estimated useful lives for property, plant and equipment, excluding machinery and equipment, are as follows:

Buildings	40 years
Land improvements	20 years
Vehicles	3 - 5 years

Routine maintenance and repairs are charged to operating expense, while costs of equipment upgrades and replacements are capitalized. Spare part inventories used for routine maintenance and repairs, which are expensed as utilized, are included on the inventory line item of the balance sheets for reporting purposes. Certain capitalized spare part inventories are considered equipment replacements whose useful lives exceed two years and which are considered necessary to extend the useful life of the related production assets. Spare part inventory on hand at January 2, 2010 in the amount of $33,934 was transferred to fixed assets in service during the year ended January 1, 2011. No such transfers occurred during the year ended December 31, 2011. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts and the difference between the net book value of the asset and proceeds from disposition is recognized as a gain or loss.

The Company assesses impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are recognized if the estimated fair value of the assets is less than its carrying value. The Company experienced no such triggering events in 2011, 2010 or 2009.

g.	Intangible assets – The Company has recorded an intangible asset in relation to deferred loan acquisition costs. Loan fees of $236,804, net of amortization of $20,037, were capitalized during 2011. These loan acquisition costs are being amortized over the life of the associated liability using the straight line method. Future amortization is as follows:

2012	$47,361
2013	47,361
2014	47,361
2015	47,361
Thereafter	27,323

$216,767

h.	Revenue recognition – Revenue from the sale of products is recognized upon passage of title to the customer, which is at the time of delivery or customer pickup. Net sales presented on the statements of operations consist of gross sales less discounts, returns and rebates.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

December 31, 2011, January 1, 2011 and January 2, 2010

1.	Summary of Significant Accounting Policies (cont.)

i.	Income taxes – Since the Company is a limited liability company, it has the option of being taxed as a partnership or a corporation. The Company elected to be taxed as a partnership and as such is not subject to income taxes at the Company level. All taxes are recognized by the members of the Company. Accordingly, no provision for federal or state income taxes is included in the financial statements.

The Company’s policy with respect to evaluating uncertain tax positions is based upon whether management believes an uncertain tax position is more likely than not to be sustained upon review by the taxing authorities, then the Company shall initially and subsequently measure the uncertain tax positions as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The tax positions must meet the more-likely-than-not recognition threshold with consideration given to the amounts and probabilities of the outcomes that could be realized upon settlement using the facts, circumstances and information at the reporting date. The Company will reflect only the portion of the tax benefit that will be sustained upon resolution of the position and applicable interest on the portion of the tax benefit not recognized. Based upon management’s assessment, there are no uncertain tax positions expected to have a material impact on the Company’s financial statements.

The Company is no longer subject to U.S. federal state examinations by tax authorities for years before 2008. The Company’s federal and state tax returns are not currently under examination. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2011 and January 1, 2011, the Company did not recognize any interest or penalties. The Company did not have any interest or penalties accrued at December 31, 2011 or January 1, 2011.

j.	Use of estimates – Management of the Company has made a number of estimates and assumptions, relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

2.	Inventories

Inventories consist of the following:

	2011	2010
Raw materials	$710,110	$684,166
Work in progress/finished goods	1,419,770	1,353,690
Spare parts	1,954,572	1,884,733
Operating materials and supplies	227,790	242,006

	$4,312,242	$4,164,595

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

December 31, 2011, January 1, 2011 and January 2, 2010

3.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2011	2010
Land	$331,789	$331,789
Buildings	7,561,364	7,561,364
Land improvements	3,006,801	3,006,801
Machinery and equipment	113,317,629	112,604,140
Vehicles	12,364	39,721
Construction in progress	615,753	348,366
Capitalized spare parts	2,133,001	2,007,527

	126,978,701	125,899,708
Less accumulated depreciation	(58,498,984)	(53,213,311)

	$68,479,717	$72,686,397

4.	Indebtedness and Financing Arrangements

Long-term debt consists of the following:

	2011	2010
Union County, Arkansas Taxable Industrial Revenue Bonds (Del-Tin Fiber project) 1998 Series due October 1, 2027.	$29,000,000	$29,000,000

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

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

December 31, 2011, January 1, 2011 and January 2, 2010

4.	Indebtedness and Financing Arrangements (cont.)

The Bonds currently bear interest at a variable rate determined weekly by the remarketing agent of the respective Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The average interest rate on the Bonds was .87% in 2011 and .64% in 2010.

As a result of the Company’s debt refinancing on August 26, 2004, $31,000,000 of the Bonds were retired on September 1, 2004, with the Lease Agreement remaining in place.

The Credit Facility

On August 26, 2004, the Company entered into a Letter of Credit and Term Loan Agreement (“Credit Agreement”) with SunTrust Bank and a group of other domestic banks (the “New Lenders”), in order to refinance a portion of the Company’s existing debt. Under the new Credit Agreement, the New Lenders, on August 26, 2004, loaned Del-Tin $30,000,000, which was repayable over five years in equal quarterly installments, beginning in the fourth quarter of 2004. The term loan was fully repaid during the year ended January 2, 2010. The funds provided from this term note were used, together with the existing balance in the Company’s debt service reserve and bond sinking fund accounts, to retire, in their entirety, the 1997 Series A and Series B revenue bonds, and $31,000,000 of the outstanding Bonds. In addition, under the Credit Agreement a letter of credit in the amount of $29,689,000 was issued on the Company’s behalf to support the remaining balance of the Bonds of $29,000,000. As amended in July 2011, this letter of credit commitment expires on August 31, 2016. Consistent with the previous credit facility, under the new debt facility, substantially all of the Company’s assets are pledged to the New Lenders as security for the Credit Agreement.

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

In connection with the July 2011 letter of credit commitment, the Company incurred $236,804 in related costs, which have been included in the accompanying balance sheets in “Intangible assets – finite-lived, net” net of 2011 amortization of $20,037. Any deferred debt costs related to the Term Loan Agreement are amortized to interest expense on a straight-line method over the life of the new Credit Agreement, while those related to the Bonds and letter of credit are being amortized to interest and other debt expense.

The Company is subject to certain restrictive covenants in connection with the Bonds and its credit facility, and was in compliance with such covenants as of December 31, 2011.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

December 31, 2011, January 1, 2011 and January 2, 2010

5.	Lease Commitments

The Company is obligated under noncancelable operating leases for various pieces of equipment. As of December 31, 2011, future minimum lease commitments under noncancelable operating leases consisted of the following:

2012	$118,267
2013	106,525
2014	65,912
2015	12,919
2016	12,919
Thereafter	1,077

$317,619

Rent expense for all operating leases totaled $79,053 in 2011, $59,589 in 2010 and $69,344 in 2009.

6.	Related Party Transactions

The Company is assessed a fee for marketing services provided by TIN, Inc. This expense amounted to $1,570,446 in 2011, $1,754,873 in 2010 and $1,363,293 in 2009, and is included in selling, general and administrative expenses in the accompanying statements of operations. As of December 31, 2011 and January 1, 2011, there were outstanding amounts of $232,688 and $170,318, respectively, payable to TIN, Inc. comprised primarily of freight charges, which are included in accounts payable on the accompanying balance sheets. Raw materials purchased from TIN, Inc. during 2011, 2010 and 2009 amounted to $118,435, $37,786 and $382,179, respectively.

Under the terms of the MDF Marketing Agreement, the Company’s sales are processed by TIN, Inc. A corresponding receivable is recorded by the Company equal to the outstanding trade receivable balance maintained by TIN, Inc. Funds are transferred to the Company from TIN, Inc. based on previous weeks’ sales. All credit risk relating to the Company’s trade receivables remains with TIN, Inc. As of December 31, 2011 and January 1, 2011, the Company’s balance due from TIN, Inc. relating to the trade receivables was $2,698,458 and $2,848,038, respectively.

The Company purchases raw materials from Deltic. Total purchases of raw materials amounted to approximately $3,707,000 in 2011, $4,446,000 in 2010 and $4,450,000 in 2009. In relation to these purchases, the Company had outstanding balances payable of $1,110 to Deltic on December 31, 2011 and $98,513 at January 1, 2011, which are included in accounts payable on the accompanying balance sheets.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

December 31, 2011, January 1, 2011 and January 2, 2010

6.	Related Party Transactions (cont.)

The Company provides retirement benefits for its employees through one defined contribution plan administered by TIN, Inc. The obligation and responsibility for the plan resides with TIN, Inc. For the defined contribution plan, the Company’s matching contributions were $56,762 in 2011, $64,913 in 2010 and $66,802 in 2009. The Company’s retirement contributions were $108,083 in 2011, $112,890 in 2010 and $117,655 in 2009. Employee contributions under the defined contribution plan were $201,591 in 2011, $230,363 in 2010 and $232,603 in 2009.

7.	Major Suppliers

For the year ended December 31, 2011, the Company had purchases from two vendors which represented 31% and 13%, respectively, of total purchases.

For the year ended January 1, 2011, the Company had purchases from two vendors which represented 29% and 11%, respectively, of total purchases.

For the year ended January 2, 2010, the Company had purchases from two vendors which represented 21% and 10%, respectively, of total purchases.

8.	Contingencies

From time to time, the Company is involved in various legal actions arising in the normal course of business. In the opinion of management, as of the date of the issuance of its financial statements, the ultimate resolution of open matters, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

9.	Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable with customers and cash deposited with financial institutions. The Company generally does not require collateral from its customers. However, such credit risk is considered by management to be limited due to the marketing agreement the Company maintains with TIN, Inc.

At December 31, 2011 and January 1, 2011 and various times throughout these years, the Company maintained cash balances with certain financial institutions in excess of the federal deposit insurance limit.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

December 31, 2011, January 1, 2011 and January 2, 2010

10.	Subsequent Events Evaluation Date

The Company evaluated the events and transactions subsequent to its December 31, 2011 balance sheet date and determined there were no significant events to report through February 2, 2012, which is the date the Company issued its financial statements.

