Form 10-Q
period 2012-03-31
DELTIC TIMBER CORP
filed 2012-05-04
CIK 1022469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of Common Stock, $.01 Par Value, outstanding at March 31, 2012, was 12,654,836.

TABLE OF CONTENTS – FIRST QUARTER 2012 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

    Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited)
	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$3,074	3,291
Trade accounts receivable, net of allowance for doubtful accounts of $69 and $65, respectively	6,582	4,821
Other receivables	—	1
Inventories	4,792	4,353
Prepaid expenses and other current assets	4,766	3,862

Total current assets	19,214	16,328
Investment in real estate held for development and sale	57,063	57,408
Investment in Del-Tin Fiber	7,284	7,113
Other investments and noncurrent receivables	316	885
Timber and timberlands – net	229,866	228,274
Property, plant, and equipment – net	29,365	30,187
Deferred charges and other assets	1,589	1,675

Total assets	$344,697	341,870

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$2,928	1,867
Current maturities of long-term debt	1,111	1,111
Accrued taxes other than income taxes	2,413	1,971
Deferred revenues and other accrued liabilities	7,651	7,761

Total current liabilities	14,103	12,710
Long-term debt, excluding current maturities	65,000	64,000
Deferred tax liabilities – net	1,351	1,211
Other noncurrent liabilities	36,284	36,826
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	80,648	80,842
Retained earnings	162,318	163,170
Treasury stock	(5,595)	(7,288)
Accumulated other comprehensive loss	(9,540)	(9,729)

Total stockholders’ equity	227,959	227,123

Total liabilities and stockholders’ equity	$344,697	341,870

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

                    (Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$30,639	29,395

Costs and expenses
Cost of sales	22,001	21,337
Depreciation, amortization, and cost of fee timber harvested	2,908	3,162
General and administrative expenses	4,596	4,346

Total costs and expenses	29,505	28,845

Operating income	1,134	550

Equity in earnings of Del-Tin Fiber	71	537
Interest income	2	7
Interest and other debt expense, net of capitalized interest	(1,035)	(942)
Other income/(expense)	(25)	3

Income before income taxes	147	155

Income tax expense	(50)	(63)

Net income	$97	92

Income per common share
Basic	$.01	.01
Diluted	$.01	.01

Dividends declared per common share	$.075	.075

Weighted average common shares outstanding (thousands)
Basic	12,501	12,409
Diluted	12,567	12,509

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

                                             (Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2012	2011
Net income	$97	92

Other comprehensive income/(loss)
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income:
Amortization of prior service cost[1]	2	2
Amortization of actuarial loss[2]	359	39
Amortization of plan amendment[3]	(50)	(50)
Income tax benefit/(expense) related to items of other comprehensive income	(122)	4

Other comprehensive income/(loss)	189	(5)

Comprehensive income	$286	87

[1]	Related tax effect (in thousands) is $(1) and $(1) for 2012 and 2011, respectively.
[2]	Related tax effect (in thousands) is $(141) and $(15) for 2012 and 2011, respectively.
[3]	Related tax effect (in thousands) is $20 and $20 for 2012 and 2011, respectively.

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                    (Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$97	92
Adjustments to reconcile net income to net cash provided/(required) by operating activities
Depreciation, amortization, and cost of fee timber harvested	2,908	3,162
Deferred income taxes	17	39
Real estate development expenditures	(105)	(298)
Real estate costs recovered upon sale	232	130
Timberland costs recovered upon sale	127	142
Equity in earnings of Del-Tin Fiber	(71)	(537)
Stock-based compensation expense	558	507
Net increase in liabilities for pension and other postretirement benefits	450	147
Net decrease in deferred compensation for stock-based liabilities	(890)	(694)
Increase in operating working capital other than cash and cash equivalents	(1,375)	(3,805)
Other – changes in assets and liabilities	169	(120)

Net cash provided/(required) by operating activities	2,117	(1,235)

Investing activities
Capital expenditures requiring cash, excluding real estate development	(3,478)	(2,822)
Net change in purchased stumpage inventory	(346)	(770)
Advances to Del-Tin Fiber	(800)	(597)
Repayments from Del-Tin Fiber	700	875
Net change in funds held by trustee	568	—
Other – net	220	170

Net cash required by investing activities	(3,136)	(3,144)

Financing activities
Proceeds from borrowings	2,000	5,500
Repayments of notes payable and long-term debt	(1,000)	(1,000)
Treasury stock purchases	(19)	(55)
Common stock dividends paid	(949)	(941)
Proceeds from stock option exercises	409	646
Excess tax benefits from stock-based compensation expense	534	498
Deferred financing costs	—	(1,094)
Other – net	(173)	(130)

Net cash provided by financing activities	802	3,424

Net decrease in cash and cash equivalents	(217)	(955)
Cash and cash equivalents at January 1	3,291	3,831

Cash and cash equivalents at March 31	$3,074	2,876

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

                    (Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2012	2011
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2012 and 2011	128	128

Capital in excess of par value
Balance at beginning of period	80,842	79,081
Exercise of stock options	38	(24)
Stock-based compensation expense	558	507
Restricted stock awards	(1,393)	(1,456)
Tax effect of stock awards	550	530
Restricted stock forfeitures	53	1

Balance at end of period	80,648	78,639

Retained earnings
Balance at beginning of period	163,170	164,286
Net income	97	92
Common stock dividends	(949)	(941)

Balance at end of period	162,318	163,437

Treasury stock
Balance at beginning of period – 208,296 and 308,846 shares, respectively	(7,288)	(10,758)
Shares purchased – 267 and 869 shares, respectively	(19)	(55)
Forfeited restricted stock – 785 and 34 shares, respectively	(53)	(1)
Shares issued for incentive plans – 50,305 and 60,917 shares, respectively	1,765	2,126

Balance at end of period – 159,043 and 248,832 shares, respectively	(5,595)	(8,688)

Accumulated other comprehensive loss
Balance at beginning of period	(9,729)	(2,726)
Change in other comprehensive income/(loss) net of tax	189	(5)

Balance at end of period	(9,540)	(2,731)

Total stockholders’ equity	$227,959	230,785

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by Deltic Timber Corporation (the “Company” or “Deltic”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011. Preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of March 31, 2012, and the results of its operations and cash flows for the three months ended March 31, 2012 and 2011. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Recently Issued Authoritative Accounting Pronouncements and Guidance

Financial Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (Topic 820),” became effective January 1, 2012, for the Company. The new guidance results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS standards. The adoption of this guidance has no impact on the Company’s consolidated financial statements.

Financial Accounting Standards Update No. 2011-05 as amended by ASU 2011-12, “Presentation of Comprehensive Income,” became effective for the Company January 1, 2012, and is intended to increase the prominence of other comprehensive income in the financial statements. The adoption of this guidance has had little impact on the Company’s consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2012	Dec. 31, 2011
Logs	$1,229	1,100
Lumber	3,124	2,925
Materials and supplies	439	328

	$4,792	4,353

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2012	Dec. 31, 2011
Short-term deferred tax assets	$2,180	2,180
Refundable income taxes	1,568	1,050
Prepaid expenses	479	196
Other current assets	539	436

	$4,766	3,862

Note 4 – Investment in Del-Tin Fiber

The Company owns 50 percent of the membership of Del-Tin Fiber LLC (“Del-Tin Fiber”), which operates a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas. The Company’s membership in Del-Tin Fiber is discussed in more detail in Note 4 – Investment in Del-Tin Fiber, in the Company’s 2011 annual report on Form 10-K.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber, which included both a five-year term loan and a long-term bond obligation. In connection with the bond obligation, Del-Tin Fiber has issued a letter of credit in support of the bond obligation and both Deltic and the other joint venture partner agreed to guarantee Del-Tin Fiber’s performance under the letter of credit at inception. The Company’s guarantee under the letter of credit expires on August 31, 2016. In connection with the issuance of Deltic’s original guarantee of the letter of credit, the fair value of the guarantee of the bonds was determined to be de minimus. In reviewing the payment and performance risk associated with this guarantee, Deltic continues to consider the risk minimal based on Del-Tin Fiber’s balance sheet, past performance, and length of time remaining on the guarantee. On February 13, 2012, International Paper Company completed its acquisition of Temple-Inland, Inc., Deltic’s joint venture partner in Del-Tin Fiber. Temple-Inland, Inc. is now a wholly owned subsidiary of International Paper Company. The acquisition did not change the operating agreement of Del-Tin Fiber.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber (cont.)

At March 31, 2012, and December 31, 2011, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $14,761,000 and $14,958,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin Fiber. The equity in earnings of Del-Tin Fiber recognized by the Company exceeds its ownership percentage of Del-Tin Fiber’s earnings because the difference in basis between the Company and Del-Tin Fiber is being adjusted to account for Del-Tin Fiber’s operating results as if it were a consolidated subsidiary.

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations consisted of the following:

Condensed Balance Sheet Information

(Thousands of dollars)	March 31, 2012	Dec. 31, 2011
Current assets	$8,088	7,362
Property, plant, and equipment – net	68,390	68,480
Other noncurrent assets	205	217

Total assets	$76,683	76,059

Current liabilities	$3,591	2,916
Long-term debt	29,000	29,000
Members’ capital	44,092	44,143

Total liabilities and members’ capital	$76,683	76,059

Condensed Income Statement Information

	Three Months Ended March 31,
(Thousands of dollars)	2012	2011
Net sales	$14,591	15,132

Costs and expenses
Cost of sales	12,760	12,313
Depreciation	1,358	1,356
General and administrative expenses	569	589

Total costs and expenses	14,687	14,258

Operating income/(loss)	(96)	874
Interest income	50	53
Interest and other debt expense	(186)	(251)
Other loss	(19)	—

Net income/(loss)	$(251)	676

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2012	Dec. 31, 2011
Purchased stumpage inventory	$2,407	2,062
Timberlands	93,355	93,714
Fee timber	236,066	233,029
Logging facilities	2,602	2,601

	334,430	331,406
Less accumulated cost of fee timber harvested and facilities depreciation	(105,589)	(104,284)

Strategic timber and timberlands	228,841	227,122
Non-strategic timber and timberlands	1,025	1,152

	$229,866	228,274

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations. In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberlands base to be sold. Other non-strategic acreage exists within the Company’s land base, but Deltic has not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines that either smaller tracts of pine timberlands cannot be strategically managed or tracts of hardwood bottomland that cannot be converted into pine growing acreage, they will be sold. As of March 31, 2012, approximately 2,200 acres of these lands were available for sale. Included in the Woodlands operating income are gains from sales of non-strategic timberland of $259,000 and $225,000 for the three months ended March 31, 2012 and 2011, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2012	Dec. 31, 2011
Land	$357	357
Land improvements	6,139	6,141
Buildings and structures	13,876	13,876
Machinery and equipment	100,672	100,211

	121,044	120,585
Less accumulated depreciation	(91,679)	(90,398)

	$29,365	30,187

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2012, was 34 percent. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the three months ended March 31, 2012, the Company recognized $39,000 in interest expense from these items. The Company had approximately $264,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at March 31, 2012. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $1,225,000 would benefit the effective rate.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2008.

Note 8 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2012	Dec. 31, 2011
Deferred revenues – current	$3,698	4,027
Vacation accrual	996	954
Deferred compensation	976	1,421
All other current liabilities	1,981	1,359

	$7,651	7,761

Note 9 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2012	Dec. 31, 2011
Accumulated postretirement benefit obligation	$11,038	10,904
Excess retirement plan	4,183	4,063
Accrued pension liability	14,233	14,443
Deferred revenue – long term portion	3,205	3,284
Uncertain tax positions liability	1,771	1,771
Other noncurrent liabilities	1,854	2,361

	$36,284	36,826

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2012	2011
Funded qualified retirement plan
Service cost	$408	256
Interest cost	405	368
Expected return on plan assets	(423)	(414)
Amortization of prior service cost	5	5
Recognized actuarial loss	245	34

Net retirement expense	$640	249

Unfunded nonqualified retirement plan
Service cost	$91	17
Interest cost	89	44
Amortization of prior service cost	(3)	(3)
Recognized actuarial loss	96	5

Net retirement expense	$273	63

Other postretirement benefits
Service cost	$114	88
Interest cost	117	113
Recognized actuarial loss	18	—
Amortization of plan amendment	(50)	(50)

Other postretirement benefits expense	$199	151

The Company made contributions to its qualified plan of $600,000 during the first three months of 2012, and expects to continue to fund the plan at the same monthly level over the remainder of 2012. The expected long-term rate of return on pension plan assets is 7.50 percent.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation

The Consolidated Statement of Income for the three months ended March 31, 2012 and 2011, included $558,000 and $507,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.

Assumptions for the valuation of 2012 stock options and restricted stock performance units consisted of the following:

2012
Expected term of options (in years)	6.27
Weighted expected volatility	38.78%
Dividend yield	.61%
Risk-free interest rate performance restricted shares	.60%
Risk-free interest rate – options	2.00%
Stock price as of valuation date	$67.67
Restricted performance share valuation	$90.61
Grant date fair value – stock options	$24.92

Stock Options – A summary of stock options as of March 31, 2012, and changes during the three- month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	128,095	$49.39
Granted	26,527	67.67
Exercised	(10,586)	38.66
Forfeited/expired	(784)	50.44

Outstanding at March 31, 2012	143,252	$53.56	7.3	$1,516

Exercisable at March 31, 2012	74,569	$49.61	5.9	$1,022

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at March 31, 2012, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of March 31, 2012, there was $1,341,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of March 31, 2012, and changes during the three-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	75,395	$48.18
Granted	18,172	67.67
Vested	(16,791)	51.37
Forfeited	(368)	49.42

Nonvested at March 31, 2012	76,408	$52.10

As of March 31, 2012, there was $2,614,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Performance Units – A summary of nonvested restricted stock performance units as of March 31, 2012, and changes during the three months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	49,303	$60.06

Granted	11,559	90.61
Vested	(9,988)	53.49
Forfeited	(417)	63.64

Nonvested at March 31, 2012	50,457	$68.33

As of March 31, 2012, there was $2,289,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.3 years.

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at March 31, 2012, are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)		Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$923	923	—	—

Long-term debt, including current liabilities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

The following table presents the carrying amounts and estimated fair values of financial instruments at March 31, 2012 and 2011. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	March 31, 2012		March 31, 2011
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$66,111	69,370	$71,222	75,003

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

	Three Months Ended March 31,
(Thousands, except per share amounts)	2012	2011
Net earnings allocated to common stock	$97	92
Net earnings allocated to participating securities	—	—

Net income allocated to common stock and participating securities	$97	92

Weighted average number of common shares used in basic EPS	12,501	12,409
Effect of dilutive stock awards	66	100

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,567	12,509

Earnings per common share
Basic	$.01	.01
Assuming dilution	$.01	.01

Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method. Options to purchase shares, which were outstanding but not included in the computation of diluted earnings per share because the options were anti-dilutive, were 26,527 and 27,218 for the three months ended March 31, 2012 and 2011, respectively. Restricted performance shares, which were outstanding but not included in the computation of diluted earnings per share because they do not meet the metrics established for awarding, were 25,469 and 14,139 at March 31, 2012 and 2011, respectively.

Note 15 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Three Months Ended March 31,
(Thousands of dollars)	2012	2011
Income taxes paid in cash	$—	21
Interest paid	279	207
Interest capitalized	(10)	(23)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Supplemental Cash Flow Disclosures (cont.)

Non-cash investing and financing activities excluded from the statement of cash flows include:

	Three Months Ended March 31,
(Thousands of dollars)	2012	2011
Issuance of restricted stock	$1,393	1,456
Land exchanges and capital expenditures accrued, not paid	132	865

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2012	2011
Trade accounts receivable	$(1,762)	(991)
Other receivables	—	38
Inventories	(438)	(298)
Prepaid expenses and other current assets	(913)	(944)
Trade accounts payable	929	39
Accrued taxes other than income taxes	442	419
Deferred revenues and other accrued liabilities	367	(2,068)

	$(1,375)	(3,805)

Cash flows provided by other operating activities included decreases in long-term mineral lease rental revenue of $182,000 in 2012 and $283,000 in 2011. Total cash payments received were $361,000 in 2012 and $409,000 in 2011. These payments will be recognized over the term of the lease.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2012	2011
Net sales
Woodlands	$10,020	9,958
Mills	22,573	21,656
Real Estate	1,892	1,723
Eliminations*	(3,846)	(3,942)

	$30,639	29,395

Income before income taxes
Operating income
Woodlands	$4,773	4,694
Mills	1,580	718
Real Estate	(754)	(810)
Corporate	(4,316)	(4,081)
Eliminations	(149)	29

Operating income	1,134	550
Equity in earnings of Del-Tin Fiber	71	537
Interest income	2	7
Interest and other debt expense, net of capitalized interest	(1,035)	(942)
Other income/(expense)	(25)	3

	$147	155

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,360	1,458
Mills	1,421	1,575
Real Estate	99	106
Corporate	28	23

	$2,908	3,162

Capital expenditures
Woodlands	$2,679	2,351
Mills	850	1,232
Real Estate	182	323
Corporate	4	70

	$3,715	3,976

*Primarily intersegment sales of timber from Woodlands to Mills.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $.1 million for the first quarter of 2012, the same as for the first quarter of 2011. The Woodlands segment provided $4.8 million in operating income, $.1 million more than in the same period a year ago. While good logging conditions allowed Deltic to increase the harvest level for both pine sawtimber and pulpwood, a lower average price received per ton for pine sawtimber partially offset that benefit. The Mills segment reported operating income of $1.6 million, an increase of $.9 million when compared to the first quarter of 2011. The improvement was due to a higher per-unit sales price; improved hourly productivity rates; increased sales volume; and a lower cost of logs used in manufacturing lumber, as reflected in the current-period lower average sales price for pine stumpage, as price increases for sawlogs lagged behind lumber market improvements. The Real Estate segment reported an operating loss of $.8 million for the first quarters of both 2012 and 2011. The Corporate segment expense was $4.3 million in the first quarter of 2012, which compares to $4 million for the same period of 2011. The increase was due primarily to higher general and administrative expenses associated with pension and post-retirement benefit obligations caused by lower interest rates. Deltic owns a 50 percent interest in Del-Tin Fiber and recorded equity in earnings of $.1 million in the current quarter, a decrease of $.4 million from a year ago, caused by increased manufacturing costs.

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. The Company’s operating environments are affected by a number of factors including general economic conditions, employment levels, interest rates, credit availability and associated costs, imports, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, and weather conditions. Though the U.S. economy shows some signs of improvement, the overall housing market recovery remains tepid. In addition, conflicting signals in employment rates, concerns over future home foreclosures, and uncertainties in global economic conditions have affected the confidence of the home buying public. The number of housing starts and new residential sales has improved over levels from a year ago, but is still below historical averages. Given its relative size and the nature of most commodity markets, the Company maintains little or no influence over the market’s pricing levels for its wood products. Because of this, Deltic’s management continues to focus its attention on increasing productivity while reducing controllable costs and expenses in its manufacturing processes.

The Woodlands segment continues to be the Company’s core operating segment. The pine sawtimber harvest in the first quarter of 2012 was 173,007 tons, an 18 percent increase from the 146,089 tons harvested in the first quarter of 2011. The harvest increase was due to favorable weather conditions for logging. The average per-ton price for pine sawtimber was $22, a 15 percent decrease from $26 per ton in 2011’s first quarter. The decrease in sales price was due to lower demand from sawmills in Deltic’s operating area, driven by reduced operating rates. The first quarter of 2012’s pine pulpwood harvest was 134,934 tons at an average sales price of $9 per ton, which compares to 125,467 tons harvested at $8 per ton for the same period of 2011. During the current quarter, the Company sold approximately 270 acres of timberland, primarily non-strategic recreational-use bottomland, at an average sales price of $1,448 per acre versus 307 acres at $1,358 per acre in 2011’s first quarter. The Woodlands segment reported hunting lease income of $.6 million in the first quarter of 2012 and $.5 million for the same period of 2011.

The Woodlands segment reports other benefits derived from land ownership such as revenues from mineral lease rentals, mineral royalties, and land easements. Oil and gas lease rental income was $.5 million, a $.2 million decrease from the same period of 2011 due primarily to leased properties now being held by production as the original lease periods end. Oil and gas royalty payments are received primarily from the Fayetteville Shale Play and were $1.1 million in the first quarters of both 2012 and 2011. Decade-low natural gas prices have offset the increased volume of producing wells. The ultimate benefit to Deltic from mineral leases remains speculative and unknown to the Company and is contingent on the successful completion of producing wells on Company lands and the prices received for crude oil and natural gas.

The Mills segment sold 65 million board feet in the first quarter of 2012, an increase of 2.5 million board feet when compared to 62.5 million board feet sold in the same period of 2011. The Company experienced a year-over-year increase in demand for lumber used in construction due to milder weather across the mid-west and south. The average lumber sales price of $271 per thousand board feet received in the current quarter was a $5 per thousand board feet increase from the same period of 2011. The segment also benefited from lower raw material log costs and record hourly productivity rates in its sawmills. Because of the historical volatility in the lumber markets, especially during the past several years, Deltic plans to continue monitoring market conditions and plans to react quickly to adjust production levels to meet any market change in demand.

The Real Estate segment sold seven residential lots during the first quarter of 2012, with an average per-lot sales price of $67,100, compared to sales of three lots with an average per-lot sales price of $85,300 in 2011’s first quarter. The reduction in the per-lot sales price was due to the mix of lots sold. No commercial acreage sales occurred in either the first quarter of 2012 or 2011. Commercial real estate acreage within Chenal Valley continues to receive interest, especially multi-family tracts, property located near “The Promenade at Chenal,” an upscale shopping center that includes internationally branded retailers, and property located adjacent to St. Vincent West, a medical center that recently opened. However, due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing for any commercial real estate transaction.

Operating results for Del-Tin Fiber are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. Deltic’s equity in the earnings of Del-Tin Fiber was $.1 million for the current year quarter versus $.5 million for the same period of 2011 due to increased manufacturing costs, including higher resin glue expense in the current year. Regarding the Company’s equity position in Del-Tin Fiber, Deltic continues to reduce depreciation expense related to the add-back per thousand square feet manufactured, which relates to the impairment taken by the Company in 2002 that was not recorded at the Del-Tin Fiber level. The difference in basis between the Company and Del-Tin Fiber is being adjusted to account for Del-Tin Fiber’s operating results as if it were a consolidated subsidiary. (For further discussion, refer to Note 4 to the Consolidated Financial Statements.)

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended March 31, 2012 and 2011. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended March 31,
(Millions of dollars, except per share amounts)	2012	2011
Net sales
Woodlands	$10.0	10.0
Mills	22.6	21.6
Real Estate	1.9	1.7
Eliminations	(3.9)	(3.9)

Net sales	$30.6	29.4

	Quarter Ended March 31,
(Millions of dollars, except per share amounts)	2012	2011
Operating income/(loss)
Woodlands	$4.8	4.7
Mills	1.6	.7
Real Estate	(.8)	(.8)
Corporate	(4.3)	(4.0)
Eliminations	(.2)	—

Operating income	1.1	.6

Equity in earnings of Del-Tin Fiber	.1	.5
Interest and other debt expense	(1.0)	(.9)
Income taxes	(.1)	(.1)

Net income	$.1	.1

Income per common share
Basic and diluted	$.01	.01

Consolidated

Net income in the first quarter of 2012 was unchanged from the first quarter of 2011. Improved results for the Woodlands and Mills segments were offset by increased Corporate general and administrative expenses and lower equity in earnings of Del-Tin Fiber.

Operating income increased $.5 million. The Woodlands segment increased $.1 million primarily due to a lower cost of fee timber harvested. The Mills segment increased $.9 million due to increased sales volumes, a higher average lumber sales price, improved hourly productivity rates, and lower log costs used in manufacturing lumber. While the Real Estate segment sold more residential lots in 2012, this benefit was offset by lower financial results at Chenal Country Club, resulting in similar results for the segment for both periods. Corporate expenses were higher due primarily to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended March 31,
	2012	2011
Gross sales (millions of dollars)
Pine sawtimber	$3.7	3.8
Pine pulpwood	1.2	1.0
Hardwood sawtimber	—	.1
Hardwood pulpwood	.2	.2
Oil and gas lease rentals	.5	.7
Oil and gas royalties	1.1	1.1
Hunting leases	.6	.5

Sales volume (thousands of tons)
Pine sawtimber	173.0	146.1
Pine pulpwood	134.9	125.5
Hardwood sawtimber	1.2	2.3
Hardwood pulpwood	15.1	27.8

	Quarter Ended March 31,
	2012	2011

Sales price (per ton)
Pine sawtimber	$22	26
Pine pulpwood	9	8
Hardwood sawtimber	34	31
Hardwood pulpwood	10	6

Timberland
Net sales (millions of dollars)	$.4	.4
Sales volume (acres)	270	307
Sales price (per acre)	$1,448	1,358

There was no change in net sales in 2012 when compared to the 2011 first quarter. Pine sawtimber sales were lower by $.1 million in the first quarter of 2012, due to a decrease in stumpage prices which was partially offset by an increased harvest volume. Pine pulpwood sales were higher by $.2 million mainly due to higher harvest volumes. Oil and gas lease rental revenue was lower by $.2 million in the current period, as the lease period on some acreage has ended and the properties are now held by production. Revenues from hauling stumpage to other mills increased $.2 million compared to the first quarter of 2011. Operating income was $.1 million higher in 2012’s first quarter than in 2011. Year-over-year variances that affected operating income for the first quarter of 2012 were lower costs for fee timber harvested and for replanting fee timberlands. These benefits were offset by increased cull timber removal expense and cost of hauling stumpage to other mills.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended March 31,
	2012	2011
Net sales (millions of dollars)
Lumber	$17.6	16.6
Residual by-products	3.9	3.9

Lumber
Finished production (MMBF)	66.0	63.6
Sales volume (MMBF)	65.0	62.5
Sales price (per MBF)	$271	266

Net sales increased $1 million over the first quarter of 2011 due to a four percent higher sales volume and a two percent higher average lumber sales price. Operating income for the Mills segment was $.9 million greater in 2012 due to the same items affecting net sales, combined with higher productivity rates and lower costs for logs used to manufacture lumber.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended March 31,
	2012	2011
Net sales (millions of dollars)
Residential lots	$.5	.3
Chenal Country Club	1.3	1.4

Sales volume
Residential lots	7	3

Average sales price (thousands of dollars)
Residential lots	$67	85

Net sales for the first quarter of 2012 were $.2 million higher due primarily to the increase in the number of residential lots sold. Increased operating income from the sales of lots in 2012 were offset by decreased operating income at Chenal Country Club, resulting in no change in operating income for the Real Estate segment.

Corporate

The year-over-year increase in operating expenses for Corporate functions was due to higher general and administrative expenses, primarily associated with pension and post retirement benefit expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment stayed the same at $3.9 million for both 2012 and 2011 first quarters. During the first quarter of 2012, Deltic transferred an increased volume of fee timber to its sawmills, which was offset by a lower per-ton transfer price. Transfer prices approximate that of the market. Intercompany sales elimination exceeded the intercompany cost elimination by $.2 million as the percentage of intercompany fee timber in inventory increased during the current period.

Equity in Del-Tin Fiber

For the first quarter of 2012, Deltic’s equity in Del-Tin Fiber was $.1 million, a reduction of $.4 million from the first quarter of 2011, due to lower sales prices caused by a moderately softer MDF market and higher manufacturing costs. Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended March 31,
	2012	2011
Net sales (millions of dollars)	$14.6	15.1
Finished production (MMSF)	29.6	30.2
Sales volume (MMSF)	30.1	30.2
Sales price (per MSF)	$485	501

Income Taxes

The effective income tax rate was 34 percent for 2012 and 40 percent for the first quarter of 2011. The effective income tax rate was lower in 2012 because of the impact of permanent tax differences.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $2.1 million for the first three months of 2012 compared to cash required of $1.2 million in 2011. Changes in operating working capital, other than cash and cash equivalents, required cash of $1.4 million and $3.8 million in 2012 and 2011, respectively. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided or required by operating activities for each reporting period.

Capital expenditures required cash of $3.6 million in the current-year period and $3.1 million a year ago. Capital expenditures by segment consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2012	2011
Woodlands, including land exchanges	$2,679	2,351
Mills	850	1,232
Real Estate, including development expenditures	182	323
Corporate	4	70

Capital expenditures	3,715	3,976
Non-cash land exchange and accrued liabilities	(132)	(856)

Capital expenditures requiring cash	$3,583	3,120

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations used cash of $.3 million in 2012 and $.8 million in 2011. The Company advanced Del-Tin Fiber $.8 million in the first quarter of 2012, and received repayments of $.7 million. This compares to advances of $.6 million and repayments of $.9 million in the same period of 2011. Funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, decreased $.6 million in 2012 versus no change in 2011. Deltic received proceeds from other investing activities of $.2 million in both 2012 and 2011. Deltic had $1 million in net borrowings in 2012 versus $4.5 million in 2011. The Company incurred $1.1 million in fees to facilitate an amendment and extension of its unsecured and committed revolving credit facility in 2011, while there were no such costs in 2012. The Company had no purchases of treasury stock in 2012 and $.1 million in 2011. Deltic paid dividends on common stock of $.9 million during both 2012 and 2011. Proceeds from stock option exercises and related tax benefits in 2012 decreased $.2 million from 2011.

Financial Condition

Working capital totaled $5.1 million at March 31, 2012, and $3.6 million at December 31, 2011. Deltic’s working capital ratio at March 31, 2012 was 1.36 to 1, compared to 1.28 to 1 at the end of 2011. Cash and cash equivalents at the end of the first quarter of 2012 decreased $.2 million from December 31, 2011. Deltic’s long-term debt to stockholders’ equity ratio was .285 to 1 at March 31, 2012 and .282 to 1 at December 31, 2011.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $297.5 million, inclusive of a $50 million letter of credit feature. The agreement was amended on February 4, 2011, and will expire on September 9, 2015. As of March 31, 2012, $272.5 million was available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 7 to the consolidated financial statements and Note 9 to the consolidated financial statements included in the Company’s 2011 annual report on Form 10-K.)

The table below sets forth the most restrictive ratio of covenants in the credit facility and Senior Notes Payable and status with respect to these covenants as of March 31, 2012 and December 31, 2011.

	Covenants Requirements		Actual Ratios at March 31, 2012	Actual Ratios at Dec. 31, 2011
Leverage ratio should be less than:[1]	.60 to 1		.264 to 1	.262 to 1
Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	44.70%	43.47%
Fixed charge coverage ratio should be greater than:[3]	2.50 to 1		3.86 to 1	3.89 to 1

[1]

The leverage ratio is calculated as total debt divided by total capital. Total debt includes indebtedness for borrowed money, secured liabilities, obligations in respect of letters of credit, and guarantees. Total capital is the sum of total debt and net worth. Net worth is calculated as total assets minus total liabilities, as reflected on the balance sheet. This covenant is applied at the end of each quarter. The revolving credit facility requirement is for the leverage ratio to be less than .65 to 1.

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of March 31, 2012, the Company had expended $14.6 million under this program, with the purchase of 370,530 shares at an average cost of $39.28 per share; no shares were purchased in 2012, 2011, or 2010, 35,571 shares were purchased in 2009, 129,996 shares were purchased in 2008, 101,914 shares were purchased under this program in 2007, and seven shares in 2006. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($14.5 million at March 31, 2012) of Del-Tin’s obligation under its credit agreement. Deltic considers the current status of the payment/performance risk of this guarantee to be low based on the length of time remaining on the guarantee. On February 13, 2012, International Paper Company completed its acquisition of Temple-Inland, Inc., which is Deltic’s joint venture partner in Del-Tin Fiber, LLC. Temple-Inland, Inc. is now a wholly owned subsidiary of International Paper Company and the acquisition did not change the operating agreement of Del-Tin Fiber, LLC.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 15 to the consolidated financial statements included in the Company’s 2011 annual report on Form 10-K.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2012	2013 to 2014	2015 to 2016	After 2016
Contractual cash payment obligations
Real estate development committed capital costs	$3.5	.1	2.8	.6	—
Woodlands land acquisition and committed capital costs	.1	.1	—	—	—
Mills committed capital costs	.8	.8	—	—	—
Long-term debt	66.1	1.1	—	65.0	—
Interest on debt*	13.7	2.8	5.8	5.1	—
Retirement plans	4.1	1.9	.4	.6	1.2
Other postretirement benefits	5.0	.3	.8	.9	3.0
Unrecognized tax benefits	1.8	.5	1.3	—	—
Other liabilities	3.1	2.2	.9	—	—

	$98.2	9.8	12.0	72.2	4.2

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$14.8	—	—	14.8	—
Timber cutting agreements	.2	.1	.1	—	—
Letters of credit	.7	.1	.2	.4	—

	$15.7	.2	.3	15.2	—

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2011 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 1 to the consolidated financial statements.)

Outlook

Pine sawtimber harvest levels are expected to be 150,000 to 170,000 tons in the second quarter of 2012 and 575,000 to 600,000 tons for the year. Finished lumber sales volume will continue to be subject to market conditions, and is estimated at 50 to 70 million board feet for the second quarter and 250 to 275 million board feet for the year. Residential lot sales are projected to be 5 to 10 lots and 25 to 35 lots for the second quarter and the year, respectively. Although commercial acreage within Chenal Valley continues to receive interest, because of its highly uncertain nature and the significant number of factors involved, the Company is unable to predict the closing of any commercial real estate transactions at this time.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Item 7A of Part II of its 2011 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

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

Based on their evaluation as of March 31, 2012, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2011 annual report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
Jan. 1 through Jan. 31, 2012	—	—	—	$20,434,011
Feb. 1 through Feb. 29, 2012	267[2]	$70.43	—	$20,434,011
Mar. 1 through Mar. 31, 2012	—	—	—	$20,434,011

1In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. In December 2007, this plan was expanded by $25 million. There is no stated expiration date regarding this authorization.

2Represents shares withheld to pay taxes in connection with vesting of restricted stock awards.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Comprehensive Income: (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date:	May 4, 2012	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date:	May 4, 2012	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date:	May 4, 2012	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)