Form 10-Q
period 2012-06-30
DELTIC TIMBER CORP
filed 2012-08-03
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of Common Stock, $.01 Par Value, outstanding at July 25, 2012, was 12,658,456.

TABLE OF CONTENTS – SECOND QUARTER 2012 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$4,925	3,291
Trade accounts receivable, net of allowance for doubtful accounts of $83 and $65, respectively	6,364	4,821
Other receivables	12	1
Inventories	5,452	4,353
Prepaid expenses and other current assets	3,440	3,862

Total current assets	20,193	16,328
Investment in real estate held for development and sale	56,329	57,408
Investment in Del-Tin Fiber	6,815	7,113
Other investments and noncurrent receivables	693	885
Timber and timberlands – net	229,132	228,274
Property, plant, and equipment – net	28,797	30,187
Deferred charges and other assets	1,500	1,675

Total assets	$343,459	341,870

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$2,304	1,867
Current maturities of long-term debt	555	1,111
Accrued taxes other than income taxes	2,834	1,971
Deferred revenues and other accrued liabilities	9,150	7,761

Total current liabilities	14,843	12,710
Long-term debt, excluding current maturities	60,000	64,000
Deferred tax liabilities – net	2,072	1,211
Other noncurrent liabilities	36,041	36,826
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized
20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	81,257	80,842
Retained earnings	163,936	163,170
Treasury stock	(5,468)	(7,288)
Accumulated other comprehensive loss	(9,350)	(9,729)

Total stockholders’ equity	230,503	227,123

Total liabilities and stockholders’ equity	$343,459	341,870

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$37,105	32,268	67,744	61,663

Costs and expenses
Cost of sales	24,185	22,506	46,186	43,843
Depreciation, amortization, and cost of fee timber harvested	2,715	2,906	5,623	6,068
General and administrative expenses	3,946	3,269	8,542	7,615

Total costs and expenses	30,846	28,681	60,351	57,526

Operating income	6,259	3,587	7,393	4,137

Equity in earnings of Del-Tin Fiber	21	330	92	867
Interest income	4	10	6	17
Interest and other debt expense, net of capitalized interest	(1,036)	(997)	(2,071)	(1,939)
Other income	79	72	54	75

Income before income taxes	5,327	3,002	5,474	3,157

Income tax expense	(1,811)	(947)	(1,861)	(1,010)

Net income	$3,516	2,055	3,613	2,147

Income per common share
Basic	$.28	.16	.29	.17
Diluted	$.28	.16	.29	.17

Dividends per common share
Paid	$.075	.075	.150	.150
Declared	$.150	.150	.225	.225
Weighted average common shares outstanding (thousands)
Basic	12,529	12,455	12,515	12,432
Diluted	12,580	12,511	12,580	12,507

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Thousands of dollars)

	Six Months Ended
	June 30,
	2012	2011
Net income	$3,613	2,147

Other comprehensive income/(loss)
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses)included in net income:
Amortization of prior service cost[1]	4	4
Amortization of actuarial loss[2]	719	77
Amortization of plan amendment[3]	(99)	(99)
Income tax benefit/(expense) related to items of other comprehensive income	(245)	7

Other comprehensive income/(loss)	379	(11)

Comprehensive income	$3,992	2,136

[1]	Related tax effect (in thousands) is $(1) and $(1) for 2012 and 2011, respectively.
[2]	Related tax effect (in thousands) is $(283) and $(31) for 2012 and 2011, respectively.
[3]	Related tax effect (in thousands) is $39 and $39 for 2012 and 2011, respectively.

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$3,613	2,147
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	5,623	6,068
Deferred income taxes	597	133
Real estate development expenditures	(610)	(508)
Real estate costs recovered upon sale	1,095	1,019
Timberland costs recovered upon sale	279	510
Equity in earnings of Del-Tin Fiber	(92)	(867)
Stock-based compensation expense	1,135	1,034
Net increase in liabilities for pension and other postretirement benefits	784	18
Net decrease in deferred compensation for stock-based liabilities	(700)	(827)
Increase in operating working capital other than cash and cash equivalents	(104)	(976)
Other – changes in assets and liabilities	(154)	504

Net cash provided by operating activities	11,466	8,255

Investing activities
Capital expenditures requiring cash,excluding real estate development	(5,291)	(5,115)
Net change in purchased stumpage inventory	(177)	(1,026)
Advances to Del-Tin Fiber	(1,235)	(966)
Repayments from Del-Tin Fiber	1,625	2,250
Net change in funds held by trustee	265	(554)
Other – net	524	419

Net cash required by investing activities	(4,289)	(4,992)

Financing activities
Proceeds from borrowings	2,000	7,500
Repayments of notes payable and long-term debt	(6,556)	(9,555)
Treasury stock purchases	(19)	(55)
Common stock dividends paid	(1,898)	(1,885)
Proceeds from stock option exercises	566	1,488
Excess tax benefits from stock-based compensation expense	536	630
Deferred financing costs	—	(1,094)
Other – net	(172)	(304)

Net cash required by financing activities	(5,543)	(3,275)

Net increase/(decrease) in cash and cash equivalents	1,634	(12)
Cash and cash equivalents at January 1	3,291	3,831

Cash and cash equivalents at June 30	$4,925	3,819

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Six Months Ended
	June 30,
	2012	2011
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2012 and 2011	128	128

Capital in excess of par value
Balance at beginning of period	80,842	79,081
Exercise of stock options	67	67
Stock-based compensation expense	1,135	1,034
Restricted stock awards	(1,393)	(1,456)
Tax effect of stock awards	553	689
Restricted stock forfeitures	53	1

Balance at end of period	81,257	79,416

Retained earnings
Balance at beginning of period	163,170	164,286
Net income	3,613	2,147
Common stock dividends declared	(2,847)	(2,829)

Balance at end of period	163,936	163,604

Treasury stock
Balance at beginning of period – 208,296 and 308,846 shares, respectively	(7,288)	(10,758)
Shares purchased – 267 and 869 shares, respectively	(19)	(55)
Forfeited restricted stock – 785 and 34 shares, respectively	(53)	(1)
Shares issued for incentive plans – 53,925 and 82,446 shares, respectively	1,892	2,877

Balance at end of period – 155,423 and 227,303 shares, respectively	(5,468)	(7,937)

Accumulated other comprehensive loss
Balance at beginning of period	(9,729)	(2,726)
Change in other comprehensive income/(loss),net of tax	379	(11)

Balance at end of period	(9,350)	(2,737)

Total stockholders’ equity	$230,503	232,474

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

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of June 30, 2012, and the results of its operations and cash flows for the three months and six months ended June 30, 2012 and 2011. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

	June 30,	Dec. 31,
(Thousands of dollars)	2012	2011
Logs	$1,720	1,100
Lumber	3,363	2,925
Materials and supplies	369	328

	$5,452	4,353

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

	June 30,	Dec. 31,
(Thousands of dollars)	2012	2011
Short-term deferred tax assets	$2,200	2,180
Refundable income taxes	360	1,050
Prepaid expenses	365	196
Other current assets	515	436
	$3,440	3,862

Note 4 – Investment in Del-Tin Fiber

The Company owns 50 percent of the membership of Del-Tin Fiber LLC (“Del-Tin Fiber”), which operates a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas. The Company’s membership in Del-Tin Fiber is discussed in more detail in Note 4 – Investment in Del-Tin Fiber, in the Company’s 2011 annual report on Form 10-K.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber, which included both a five-year term loan and a long-term bond obligation. In connection with the bond obligation, Del-Tin Fiber issued a letter of credit in support of the bond obligation and both Deltic and the other joint venture partner agreed to guarantee Del-Tin Fiber’s performance under the letter of credit at inception. The Company’s guarantee under the letter of credit expires on August 31, 2016. In connection with the issuance of Deltic’s original guarantee of the letter of credit, the fair value of the guarantee of the bonds was determined to be de minimus. In reviewing the payment and performance risk associated with this guarantee, Deltic continues to consider the risk minimal based on Del-Tin Fiber’s balance sheet, past performance, and length of time remaining on the guarantee. On February 13, 2012, International Paper Company completed its acquisition of Temple-Inland, Inc., Deltic’s joint venture partner in Del-Tin Fiber. Temple-Inland, Inc. is now a wholly owned subsidiary of International Paper Company. The acquisition did not change the operating agreement of Del-Tin Fiber.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber (cont.)

At June 30, 2012, and December 31, 2011, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $14,556,000 and $14,958,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin Fiber. The equity in earnings of Del-Tin Fiber recognized by the Company exceeds its ownership percentage of Del-Tin Fiber’s earnings because the difference in basis between the Company and Del-Tin Fiber is being adjusted to account for Del-Tin Fiber’s operating results as if it were a consolidated subsidiary.

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations consisted of the following:

Condensed Balance Sheet Information

	June 30,	Dec. 31,
(Thousands of dollars)	2012	2011
Current assets	$8,580	7,362
Property, plant, and equipment – net	66,942	68,480
Other noncurrent assets	208	217

Total assets	$75,730	76,059

Current liabilities	$3,987	2,916
Long-term debt	29,000	29,000
Members’ capital	42,743	44,143

Total liabilities and members’ capital	$75,730	76,059

Condensed Income Statement Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars)	2012	2011	2012	2011
Net sales	$15,931	14,906	30,522	30,038

Costs and expenses
Cost of sales	13,828	12,468	26,588	24,781
Depreciation	1,753	1,459	3,111	2,815
General and administrative expenses	587	568	1,156	1,157

Total costs and expenses	16,168	14,495	30,855	28,753

Operating income/(loss)	(237)	411	(333)	1,285
Interest income	69	55	119	108
Interest and other debt expense	(196)	(263)	(382)	(514)
Other income/(loss)	(4)	20	(23)	20

Net income/(loss)	$(368)	223	(619)	899

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

	June 30,	Dec. 31,
(Thousands of dollars)	2012	2011
Purchased stumpage inventory	$2,238	2,062
Timberlands	93,319	93,714
Fee timber	236,849	233,029
Logging facilities	2,602	2,601

	335,008	331,406
Less accumulated cost of fee timber harvested and facilities depreciation	(106,750)	(104,284)

Strategic timber and timberlands	228,258	227,122
Non-strategic timber and timberlands	874	1,152

	$229,132	228,274

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations. In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberlands base to be sold. Other non-strategic acreage exists within the Company’s land base, but Deltic has not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines that they are either smaller tracts of pine timberlands that cannot be strategically managed or tracts of hardwood bottomland that cannot be converted into pine growing acreage, they will be sold. As of June 30, 2012, approximately 1,910 acres of these lands were available for sale. Included in the Woodlands operating income are gains from sales of non-strategic timberland of $378,000 and $793,000 for the three months ended June 30, 2012, and 2011, respectively, and $637,000 and $1,018,000 for the six months ended June 30, 2012 and 2011, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

	June 30,	Dec. 31,
(Thousands of dollars)	2012	2011
Land	$357	357
Land improvements	6,144	6,141
Buildings and structures	13,918	13,876
Machinery and equipment	101,577	100,211

	121,996	120,585
Less accumulated depreciation	(93,199)	(90,398)

	$28,797	30,187

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Income Taxes

The Company’s effective tax rate for the three months and six months ended June 30, 2012, was 34 percent. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the six months ended June 30, 2012, the Company recognized $80,000 in interest expense from these items. The Company had approximately $325,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at June 30, 2012. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $1,225,000 would benefit the effective rate.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2008.

Note 8 – Deferred Revenue and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

	June 30,	Dec. 31,
(Thousands of dollars)	2012	2011
Deferred revenues – current	$4,537	4,027
Dividend payable	949	—
Vacation accrual	1,038	954
Deferred compensation	1,087	1,421
All other current liabilities	1,539	1,359

	$9,150	7,761

Note 9 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

	June 30,	Dec. 31,
(Thousands of dollars)	2012	2011
Accumulated postretirement benefit obligation	$11,230	10,904
Excess retirement plan	4,302	4,063
Accrued pension liability	14,023	14,443
Deferred revenue – long-term portion	2,786	3,284
Uncertain tax positions liability	1,771	1,771
Other noncurrent liabilities	1,929	2,361

	$36,041	36,826

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2012	2011	2012	2011
Funded qualified retirement plan
Service cost	$407	257	815	513
Interest cost	406	367	811	735
Expected return on plan assets	(423)	(414)	(846)	(828)
Amortization of prior service cost	4	5	9	10
Recognized actuarial loss	246	33	491	67

Net retirement expense	$640	248	1,280	497

Unfunded nonqualified retirement plan
Service cost	$91	17	182	34
Interest cost	88	44	177	88
Amortization of prior service cost	(2)	(3)	(5)	(6)
Recognized actuarial loss	96	5	192	10

Net retirement expense	$273	63	546	126

Other postretirement benefits
Service cost	$113	87	227	175
Interest cost	117	112	234	225
Recognized actuarial loss	18	—	36	—
Amortization of plan amendment	(49)	(49)	(99)	(99)

Net other postretirement benefits expense	$199	150	398	301

The Company made contributions to its qualified plan of $1,200,000 during the first six months of 2012, and expects to continue to fund the plan at the same level over the remainder of 2012. The expected long-term rate of return on pension plan assets is 7.50 percent.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation

The Consolidated Statement of Income for the three months ended June 30, 2012 and 2011, included $577,000 and $527,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the six months ended June 30, 2012 and 2011, the amounts were $1,135,000 and $1,034,000, respectively.

Assumptions for the valuation of 2012 stock options and restricted stock performance units consisted of the following:

2012
Expected term of options (in years)	6.27
Weighted expected volatility	38.78%
Dividend yield	.61%
Risk-free interest rate –performance restricted shares	.60%
Risk-free interest rate – options	2.00%
Stock price as of valuation date	$67.67
Restricted performance share valuation	$90.61
Grant date fair value – stock options	$24.92

Stock Options – A summary of stock options as of June 30, 2012, and changes during the six-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	128,095	$49.39
Granted	26,527	67.67
Exercised	(14,206)	39.86
Forfeited	(784)	50.44

Outstanding at June 30, 2012	139,632	$53.83	7.0	$1,245

Exercisable at June 30, 2012	70,949	$49.93	5.5	$801

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2012, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of June 30, 2012, there was $1,207,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of June 30, 2012, and changes during the six-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	75,395	$48.18

Granted	18,172	67.67
Vested	(16,791)	51.37
Forfeited	(368)	49.42

Nonvested at June 30, 2012	76,408	$52.10

As of June 30, 2012, there was $2,357,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2 years.

Performance Units – A summary of nonvested restricted stock performance units as of June 30, 2012, and changes during the six months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	49,303	$60.06

Granted	11,559	90.61
Vested	(9,988)	53.49
Forfeited	(417)	63.64

Nonvested at June 30, 2012	50,457	$68.33

As of June 30, 2012, there was $2,061,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2 years.

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at June 30, 2012, are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	June 30,	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2012	Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$842	842	—	—

Long-term debt, including current liabilities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

The following table presents the carrying amounts and estimated fair values of financial instruments at June 30, 2012 and 2011. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	June 30, 2012		June 30, 2011
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$60,555	63,243	64,667	66,895

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share amounts)	2012	2011	2012	2011
Net earnings allocated to common stock	$3,481	2,035	3,578	2,127
Net earnings allocated to participating securities	35	20	35	20

Net income allocated to common stock and participating securities	$3,516	2,055	3,613	2,147

Weighted average number of common shares used in basic EPS	12,529	12,455	12,515	12,432
Effect of dilutive stock awards	51	56	65	75

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,580	12,511	12,580	12,507

Earnings per common share
Basic	$.28	.16	.29	.17
Assuming dilution	$.28	.16	.29	.17

Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the diluted effect of common stock equivalents using the treasury stock method. Options to purchase shares, which were outstanding but not included in the computation of diluted earnings per share because the options were anti-dilutive, were 53,205 and 27,218 for the three months and six months ended June 30, 2012 and 2011, respectively. Restricted performance shares, which were outstanding but not included in the computation of diluted earnings per share because they do not meet the metrics established for awarding, were 25,469 and 49,751 at June 30, 2012 and 2011, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Six Months Ended
	June 30,
(Thousands of dollars)	2012	2011
Income taxes paid in cash	$22	40
Interest paid	1,640	1,785
Interest capitalized	(17)	(51)

Non-cash investing and financing activities excluded from the statement of cash flows include:

	Six Months Ended
	June 30,
(Thousands of dollars)	2012	2011
Issuance of restricted stock	$1,393	1,456
Land exchanges and capital expenditures accrued, not paid	54	380

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Six Months Ended
	June 30,
(Thousands of dollars)	2012	2011
Trade accounts receivable	$(1,543)	(384)
Other receivables	(11)	43
Inventories	(1,099)	101
Prepaid expenses and other current assets	422	(57)
Trade accounts payable	383	184
Accrued taxes other than income taxes	863	826
Deferred revenues and other accrued liabilities	881	(1,689)

	$(104)	(976)

Included in cash flows from other operating activities was a decrease in deferred mineral lease rental revenue of $739,000 during the six month period ended June 30, 2012. This decrease was due to the amortization of prior year deferred mineral lease rental receipts in excess of current year receipts. For the period ended June 30, 2011 there was an increase in deferred mineral lease rental revenue of $322,000 due to receipts in excess of deferred mineral lease rental amortization. Total cash payments received were $361,000 in 2012 and $1,666,000 in 2011. This deferred mineral lease rental amount is being recognized over the term of the lease.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Thousands of dollars)	2012	2011	2012	2011
Net sales
Woodlands	$9,306	10,520	19,326	20,478
Mills	27,938	20,568	50,511	42,224
Real Estate	3,346	5,413	5,238	7,136
Eliminations*	(3,485)	(4,233)	(7,331)	(8,175)

	$37,105	32,268	67,744	61,663

Income before income taxes
Operating income/(loss)
Woodlands	$4,695	5,605	9,468	10,299
Mills	5,710	(850)	7,290	(132)
Real Estate	(314)	1,681	(1,068)	871
Corporate	(3,683)	(2,986)	(7,999)	(7,067)
Eliminations	(149)	137	(298)	166

Operating income	6,259	3,587	7,393	4,137
Equity in earnings of
Del-Tin Fiber	21	330	92	867
Interest income	4	10	6	17
Interest and other debt expense,net of capitalized interest	(1,036)	(997)	(2,071)	(1,939)
Other income	79	72	54	75

	$5,327	3,002	5,474	3,157

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,209	1,288	2,569	2,746
Mills	1,389	1,489	2,810	3,064
Real Estate	91	109	190	215
Corporate	26	20	54	43

	$2,715	2,906	5,623	6,068

Capital expenditures
Woodlands	$750	563	3,429	2,914
Mills	933	1,050	1,783	2,282
Real Estate	556	410	738	733
Corporate	—	4	4	74

	$2,239	2,027	5,954	6,003

*	Primarily intersegment sales of timber from Woodlands to Mills.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $3.5 million for the second quarter of 2012, compared to $2 million for the same period of 2011. The increase was due to significantly improved operating results for Deltic’s Mills segment which reported operating income of $5.7 million, an improvement of $6.5 million over the second quarter of 2011. The Mills segment benefitted from a $72 per thousand board feet (“MBF”) increase in the average lumber sales price combined with a 5.4 million board feet increase in lumber sales volume. The Woodlands segment reported operating income of $4.7 million, a decrease of $.9 million from the $5.6 million reported a year ago. This was primarily due to lower revenues from the harvest of pine sawtimber, decreased net oil and gas royalty revenue, and reduced sales of nonstrategic recreational-use hardwood bottomland. The Real Estate segment had an operating loss of $.3 million compared to income of $1.7 million a year ago. The decrease was due to no sales of commercial real estate in the second quarter of 2012 versus the sale of a 26-acre commercial site in 2011. The Corporate segment’s general and administrative expenses were $.6 million higher in the current-year quarter than in the same period a year ago, mainly due to increased employee incentive plan expenses that are impacted by the market performance of Deltic’s equity combined with increased pension and post-retirement benefit obligations caused by lower interest rates. Deltic owns a 50 percent interest in Del-Tin Fiber LLC (“Del-Tin Fiber”) and recorded breakeven results for the second quarter of 2012, a $.4 million decrease from the same period of 2011. The decrease was due primarily to higher manufacturing costs.

Deltic is primarily a wood products producer operating in a commodity-based business environment with a significant diversification in real estate development. The Company’s operations and financial results are affected by a number of factors including general economic conditions, employment levels, interest rates, credit availability and associated costs, imports, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, natural gas pricing, and weather conditions. Although there has been a recent rise in homebuilder confidence resulting from slightly increased demand for new homes and continued low mortgage interest rates, the Company remains cautious. Any benefit of this improvement is essentially offset by continued uncertainties regarding current and projected weak employment levels, global financial difficulties caused by sovereign debt issues, and recent declines in consumer confidence caused by the sluggish U.S. economy. In addition, the overall wood products and real estate markets that Deltic operates in continue to be challenging. This fact, combined with the Company’s relative size, gives it little or no control over pricing or demand levels for its lumber products. Because of this, the Company continues to focus its attention on managing Deltic’s diverse assets to capture market-driven opportunities and increasing productivity, while reducing controllable costs and expenses.

The Woodlands segment is the Company’s core operating segment, providing the foundation for Deltic’s other operations. In the second quarter of 2012, the pine sawtimber harvest was 156,512 tons, a decrease of 12,687 tons when compared to the 2011 second quarter harvest of 169,199 tons. While the current quarter included a slight decrease in pine sawtimber harvest volume, this was primarily the result of favorable logging conditions in the first quarter of 2012, as the Company achieved a greater percentage of its annual harvest plan than anticipated. The average sales price for pine sawtimber decreased eight percent, to $22 per ton, from the 2011 second quarter per-ton price of $24 due to the impact of lower demand for stumpage by sawmills in Deltic’s operating area. The second quarter of 2012’s pine pulpwood harvest of 115,965 tons was an increase of 14,043 tons from the harvest in the second quarter of 2011. The average sales price for pine pulpwood was $8 per ton for both quarters. The Company sold 322 acres of recreational-use hardwood bottomland at an average sales price of $1,657 per acre during the second quarter of 2012 compared to sales of 794 acres at an average price of $1,474 per acre for the same period of 2011. Hunting lease income was $.6 million for the second quarter of 2012 and $.5 million in the same period of 2011.

The Woodlands segment financial results include other benefits from land ownership, such as revenues from mineral lease rentals, mineral royalties, and land easements. In the second quarter of 2012, oil and gas lease rental income was $.6 million, a decrease of $.1 million from the same period of

2011. Oil and gas royalty payments, which are primarily from the Fayetteville Shale Play, were $.8 million in the second quarter of 2012, a $.3 million decrease from 2011, primarily due to lower natural gas prices. The impact of the lower price for natural gas was partially offset by an increase in the number of producing natural gas wells. The ultimate benefit to Deltic from mineral leases remains speculative and unknown and is contingent on the level of natural gas and crude oil prices and the successful completion of producing wells drilled on Company lands.

The average lumber sales price in the second quarter of 2012 was $317 per thousand board feet, an increase of $72 per thousand board feet, or 29 percent, when compared to the same period in 2011. The Mills segment sold 70.3 million board feet in the second quarter of 2012, an increase of 5.4 million board feet when compared to 64.9 million board feet sold in the second quarter a year ago, as the Company capitalized on increased demand. Additionally, the segment benefitted from lower raw material log costs and higher hourly productivity rates. However, as with any commodity market, the Company expects the historical lumber market volatility to continue in the future. As such, Deltic will continue to adjust production levels to meet market demand.

The Real Estate segment sold 11 residential lots during the second quarters of both 2012 and 2011, with an average per-lot sales price of $68,000 in 2012 compared to an average per-lot sales price of $65,500 in 2011’s second quarter. During the second quarter of 2012, there were no commercial acreage sales, while in the second quarter of 2011 there was a commercial real estate sale of 26 acres with an average sales price of $101,000 per acre. Commercial real estate acreage within Chenal Valley continues to receive interest, especially for the property located near “The Promenade at Chenal,” an upscale shopping center that includes internationally branded retailers, and property located adjacent to St. Vincent West, a medical center that opened recently. However, due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing of any commercial real estate transaction.

Operating results for Del-Tin Fiber are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. Equity in earnings of Del-Tin Fiber was at breakeven during the second quarter of 2012, a decrease of $.4 million from the second quarter of 2011. This decrease was primarily due to higher manufacturing costs, mainly from raw materials in the current-year quarter. Partially offsetting the increased manufacturing costs were improved average per-unit sales prices, as price increases to offset some of the increase in raw materials cost were accomplished. Regarding the Company’s equity position in Del-Tin Fiber, Deltic continues to reduce depreciation expense related to the add-back per thousand square feet manufactured, which relates to the impairment taken by the Company in 2002 that was not recorded at the Del-Tin Fiber level. The difference in basis between the Company and Del-Tin Fiber is being adjusted to account for Del-Tin Fiber’s operating results as if it were a consolidated subsidiary. (For further discussion, refer to Note 4 to the consolidated financial statements.)

Results of Operations

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended June 30, 2012 and 2011. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended June 30,
(Millions of dollars, except per share amounts)	2012	2011
Net sales
Woodlands	$9.3	10.5
Mills	27.9	20.6
Real Estate	3.3	5.4
Eliminations	(3.4)	(4.2)

Net sales	$37.1	32.3

Operating income
Woodlands	$4.7	5.6
Mills	5.7	(.8)
Real Estate	(.3)	1.7
Corporate	(3.7)	(3.1)
Eliminations	(.1)	.1

Operating income	6.3	3.5

Equity in earnings of Del-Tin Fiber	—	.4
Interest and other debt expense	(1.1)	(1.0)
Other income	.1	—
Income taxes	(1.8)	(.9)

Net income	$3.5	2.0

Income per common share
Basic and diluted	$.28	.16

Consolidated

The $1.5 million increase in net income was primarily due to improved operating results for the Mills segment, partially offset by reduced operating results for the Woodlands and Real Estate segments, lower equity in earnings of Del-Tin Fiber, and higher Corporate general and administrative expenses.

Operating income increased $2.8 million. The Woodlands segment’s operating income was $.9 million less than the prior year mainly due to a lower average sales price received for pine sawtimber harvested, fewer tons of pine sawtimber harvested, reduced oil and gas royalty revenues, and a decrease in the number of acres of nonstrategic recreational-use timberland sold. The Mills segment’s operating income improved $6.5 million due to a higher average sales price per MBF of lumber sold, an increase in lumber sales volume, and a lower per-unit manufacturing cost. The Real Estate segment’s results decreased $2 million, primarily due to selling no commercial real estate acreage in 2012, versus a sale of 26 acres of commercial real estate in the same period of 2011. Corporate expense increased $.6 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended June 30,
	2012	2011
Net sales (millions of dollars)
Pine sawtimber	$3.4	4.1
Pine pulpwood	.9	.8
Hardwood sawtimber	.1	.1
Hardwood pulpwood	.3	.2
Oil and gas lease rentals	.6	.7
Oil and gas royalties	.8	1.1
Hunting leases	.6	.5

Sales volume (thousands of tons)
Pine sawtimber	156.5	169.2
Pine pulpwood	116.0	101.9
Hardwood sawtimber	3.1	2.6
Hardwood pulpwood	19.1	31.0

Sales price (per ton)
Pine sawtimber	$22	24
Pine pulpwood	8	8
Hardwood sawtimber	39	30
Hardwood pulpwood	15	6

Timberland
Net sales (millions of dollars)	$.5	1.2
Sales volume (acres)	322	794
Sales price (per acre)	$1,657	1,474

Net sales decreased $1.2 million in the second quarter of 2012 when compared to the 2011 second quarter. Sales of pine sawtimber decreased $.7 million due to a lower average sales price of $22 per ton, which was eight percent less than the $24 per ton received in the second quarter of 2011. In addition, the volume of pine sawtimber harvested declined 12,687 tons, a seven percent decrease when compared to 2011’s harvest volume. Oil and gas royalty revenue decreased $.3 million due to lower prices for natural gas, which were partially offset by an increase in the number of producing wells. Sales of nonstrategic recreational-use timberland decreased $.7 million mainly due to a decrease in the number of acres sold in the current quarter. Operating income was $4.7 million in the second quarter of 2012 compared to $5.6 million in the second quarter of 2011. This was mainly due to the same factors that decreased current-period net sales, but was partially offset by lower cull timber removal expense and reduced cost of fee timber harvested.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended June 30,
	2012	2011
Net sales (millions of dollars)
Lumber	$22.3	15.9
Residual by-products	4.1	3.4

Lumber
Finished production (MMBF)	69.2	61.8
Sales volume (MMBF)	70.3	64.9
Sales price (per MBF)	$317	245

Net sales increased $7.3 million, or 35 percent, due to a higher average lumber sales price and an increased lumber sales volume. The average lumber sales price in the second quarter of 2012 increased 29 percent, or $72 per MBF, from the second quarter of 2011, and the lumber sales volume increased eight percent, or 5.4 million board feet, from the second quarter of 2011. Operating income increased $6.5 million due to the same factors affecting net sales combined with lower raw material log cost and the benefit of improved operating efficiencies.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended June 30,
	2012	2011
Net sales (millions of dollars)
Residential lots	$.7	.7
Commercial acres	—	2.6
Speculative homes	.5	—
Chenal Country Club	2.0	2.0

Sales volume
Residential lots	11	11
Commercial acres	—	26
Speculative homes	1	—

Average sales price (thousands of dollars)
Residential lots	$68	65
Commercial acres	—	101
Speculative homes	491	—

Net sales for the second quarter of 2012 decreased $2.1 million from the second quarter of 2011. This decrease was due to no sales of commercial real estate acreage in 2012, partially offset by revenues from the sale of a speculative home. The current-period operating income was $2 million less than in 2011 due to the same factors affecting net sales.

Corporate

The $.6 million increase in operating expense for Corporate functions was due primarily to higher general and administrative expenses, mainly expenses associated with pension and post-retirement benefits and employee incentive plan expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $.8 million, to $3.4 million. The decrease was due to a lower transfer price and smaller harvest volume from the Woodlands segment’s fee timberlands. Transfer prices are approximately that of market which were higher in the same quarter last year.

Equity in Del-Tin Fiber

For the second quarter of 2012, Deltic’s equity in earnings of Del-Tin Fiber was breakeven compared to $.4 million for the same period of 2011. The $.4 million decrease was primarily due to higher manufacturing costs, mainly raw material wood and resin. Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended June 30,
	2012	2011
Net sales (millions of dollars)	$15.9	14.9
Finished production (MMSF)	30.9	32.7
Sales volume (MMSF)	30.5	30.4
Sales price (per MSF)	$522	491

Income Taxes

The effective income tax rate was 34 percent for 2012 and 32 percent for 2011. The increase in income tax expense was due to higher pretax income along with a smaller benefit from permanent tax differences when compared to the same period of 2011.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

In the following tables, Deltic’s net sales and results of operations are presented for the six months ended June 30, 2012 and 2011. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2012	2011
Net sales
Woodlands	$19.3	20.5
Mills	50.5	42.2
Real Estate	5.2	7.1
Eliminations	(7.3)	(8.1)

Net sales	$67.7	61.7

Operating income and net income
Woodlands	$9.5	10.3
Mills	7.3	(.1)
Real Estate	(1.1)	.9
Corporate	(8.0)	(7.1)
Eliminations	(.3)	.1

Operating income	7.4	4.1

Equity in earnings of Del-Tin Fiber	.1	.9
Interest and other debt expense	(2.1)	(1.9)
Other income	.1	—
Income taxes	(1.9)	(1.0)

Net income	$3.6	2.1

Income per common share
Basic and diluted	$.29	.17

Consolidated

Net income increased $1.5 million due to improved operating results for the Mills segment, partially offset by reduced financial results for the Woodlands and Real Estate segments, lower equity in earnings of Del-Tin Fiber, and higher Corporate general and administrative expenses.

Operating income increased $3.3 million from 2011. The Woodlands segment decreased $.8 million mainly due to decreased revenues from pine sawtimber sales, reduced oil and gas lease rental and royalty revenue, and fewer sales of nonstrategic recreational-use timberland, partially offset by improved revenues from pine pulpwood sales. The Mills segment increased $7.4 million due to a higher average lumber sales price and an increased sales volume combined with a lower per-unit manufacturing cost. The Real Estate segment’s operating income decreased $2 million primarily due to no sales of commercial real estate in the current period, partially offset by increased sales of residential lots. Equity in earnings of Del-Tin Fiber decreased $.8 million, and Corporate expenses increased $.9 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Six Months Ended June 30,
	2012	2011
Net sales (millions of dollars)
Pine sawtimber	$7.1	7.9
Pine pulpwood	2.1	1.9
Hardwood sawtimber	.2	.2
Hardwood pulpwood	.4	.4
Oil and gas lease rentals	1.1	1.3
Oil and gas royalties	1.9	2.2
Hunting leases	1.1	1.1

Sales volume (thousands of tons)
Pine sawtimber	329.5	315.3
Pine pulpwood	250.9	227.4
Hardwood sawtimber	4.3	5.0
Hardwood pulpwood	34.2	58.8

Sales price (per ton)
Pine sawtimber	$22	25
Pine pulpwood	8	8
Hardwood sawtimber	38	31
Hardwood pulpwood	13	6

Timberland
Net sales (millions of dollars)	$.9	1.6
Sales volume (acres)	592	1,101
Sales price (per acre)	$1,562	1,442

Net sales decreased $1.2 million from 2011. Sales of pine sawtimber decreased $.8 million due to a lower average sales price of $22 per ton, a 12 percent decrease from 2011’s average of $25 per ton, partially offset by an increased harvest volume. Sales of pine pulpwood increased $.2 million due to a higher harvest volume. Oil and gas lease rentals and royalty revenue decreased $.5 million, while revenues from hauling stumpage to other mills increased $.5 million. Operating income was $.8 million lower in 2012. The decrease was due to the same factors impacting sales, partially offset by lower cost of fee timber harvested and cost of timberland sold, and reduced replanting and cull timber removal expenses, while the costs for hauling stumpage to other mills offset the increase in hauling revenues.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Six Months Ended June 30,
	2012	2011
Net sales (millions of dollars)
Lumber	$39.9	32.5
Residual by-products	8.0	7.2

	Six Months Ended June 30,
	2012	2011
Lumber
Finished production (MMBF)	135.2	125.4
Sales volume (MMBF)	135.3	127.3
Sales price (per MBF)	$295	255

Net sales increased $8.3 million due to a higher average lumber sales price and an increased sales volume. The average sales price for lumber increased 16 percent from 2011, while the sales volume increased six percent. Total operating income increased $7.4 million due to the same factors impacting net sales, combined with lower raw material log cost and the benefit of increased hourly productivity rates.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Six Months Ended June 30,
	2012	2011
Net sales (millions of dollars)
Residential lots	$1.2	1.0
Commercial acres	—	2.6
Speculative homes	.5	—
Chenal Country Club	3.4	3.3

Sales volume
Residential lots	18	14
Commercial acres	—	26
Speculative homes	1	—

Average sales price (thousands of dollars)
Residential lots	$68	70
Commercial acres	—	101
Speculative homes	491	—

Net sales decreased $1.9 million due to no sales of commercial acres during the first six months of 2012 and partially offset by an increase in the number of residential lots sold and the sale of a speculative home. The decrease in the Real Estate segment’s operating income was due mainly to the same factors affecting net sales.

Corporate

Operating expenses for Corporate functions were $.9 million higher mainly due to increased general and administrative expenses, primarily pension and post-retirement benefits, and employee incentive plan expenses, partially offset by decreased professional fees.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $.8 million to $7.3 million. The decrease was mainly due to a lower transfer price for logs coming into Company sawmills from fee timberlands which was partially offset by an increase in the volume transferred. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the first six months of 2012, equity in earnings of Del-Tin Fiber was $.1 million, a decrease of $.8 million compared to 2011 due mainly to higher raw material and other manufacturing costs, which were partially offset by a higher per-unit sales price. Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Six Months Ended June 30,
	2012	2011
Net sales (millions of dollars)	$30.5	30.0
Finished production (MMSF)	60.5	62.9
Sales volume (MMSF)	60.6	60.6
Sales price (per MSF)	$504	496

Income Taxes

The effective income tax rate was 34 percent for the six months ended June 30, 2012, and 32 percent for the same period of 2011. Permanent tax benefits impacted the effective tax rate more in 2011 than 2012. The amount of permanent tax benefits have remained approximately the same year-over-year, but due to a reduced level of taxable income in 2011, the effects were greater on the effective tax rate.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $11.5 million for the first six months of 2012 compared to $8.3 million for the same period of 2011. Changes in operating working capital, other than cash and cash equivalents required cash of $.1 million in 2012 and $1 million in 2011. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $5.9 million in the current-year period and $5.6 million a year ago. Capital expenditures by segment consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2012	2011
Woodlands, including land exchanges	$3,429	2,914
Mills	1,783	2,282
Real Estate, including development expenditures	738	733
Corporate	4	74

Capital expenditures	5,954	6,003
Non-cash land exchanges and accrued liabilities	(53)	(380)

Capital expenditures requiring cash	$5,901	5,623

The net change in purchased stumpage inventory to be utilized in the Company’s sawmilling operations required cash of $.2 million in 2012 and $1 million in 2011. Deltic advanced $1.2 million to Del-Tin Fiber, and received repayments of $1.6 million in the first six months of 2012. This compares to advances of $1 million and repayments of $2.3 million from Del-Tin Fiber in the first six months of 2011. Funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, decreased $.3 million in 2012, while increasing $.6 million in 2011. The Company borrowed $2 million and repaid $6.6 million of debt in 2012 and had net repayments of debt of $2.1 million in the first six months of 2011. The Company incurred $1.1 million in fees to facilitate an amendment and extension of its unsecured and committed revolving credit facility in 2011, while there were no such costs in 2012. Dividends of $1.9 million were paid in 2012 and 2011. Proceeds from exercises of stock options and the related tax benefits were $1.1 million in 2012 and $2.1 million in 2011.

Financial Condition

Working capital totaled $5.4 million at June 30, 2012, and $3.6 million at December 31, 2011. Deltic’s working capital ratio at June 30, 2012 was 1.36 to 1, compared to 1.28 to 1 at the end of 2011. Cash and cash equivalents at the end of the second quarter of 2012 were $4.9 million, an increase of $1.6 million from the December 31, 2011 balance of $3.3 million. Deltic’s long-term debt to stockholders’ equity ratio was .260 to 1 at June 30, 2012 and .282 to 1 at December 31, 2011.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $297.5 million. In addition, the agreement includes an option to request an increase in the amount of aggregate revolving commitments by $50 million. The agreement will expire on September 9, 2015. As of June 30, 2012, $277.5 million was available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 9 to the consolidated financial statements and Note 10 to the consolidated financial statements included in the Company’s 2011 annual report on Form 10-K.)

The table below sets forth the covenants in the credit facility and senior notes payable and status with respect to these covenants as of June 30, 2012 and December 31, 2011.

	Covenants Requirements	Actual Ratios at June 30, 2012	Actual Ratios at Dec. 31, 2011
Leverage ratio should be less than:[1]	.60 to 1	.248 to 1	.262 to 1
Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	[2]	42.58%	43.47%
Fixed charge coverage ratio should be greater than:[3]	2.50 to 1	4.30 to 1	3.89 to 1

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of June 30, 2012, the Company had expended $14.6 million under this program, with the purchase of 370,530 shares at an average cost of $39.28 per share; no shares have been purchased in 2012, 2011, or 2010, 35,571 shares were purchased in 2009, 129,996 shares were purchased in 2008, 101,914 shares were purchased under this program in 2007, and seven shares in 2006. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($14.5 million at June 30, 2012) of Del-Tin Fiber’s obligation under its credit agreement. Deltic considers the current status of the payment/performance risk of this guarantee to be low based on history and the length of time remaining on the guarantee. On February 13, 2012, International Paper Company completed its acquisition of Temple-Inland, Inc., which is Deltic’s joint venture partner in Del-Tin Fiber, LLC. Temple-Inland, Inc. is now a wholly owned subsidiary of International Paper Company. The acquisition did not change the operating agreement of Del-Tin Fiber, LLC.

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

(Millions of dollars)	Total	During 2012	2013 to 2014	2015 to 2016	After 2016
Contractual cash payment obligations
Real estate development committed capital costs	$3.6	.2	2.7	.7	—
Woodlands land acquisition and committed capital costs	.3	.3	—	—	—
Mills committed capital costs	.2	.2	—	—	—
Long-term debt	60.6	.6	—	60.0	—
Interest on debt*	12.0	1.4	5.6	5.0	—
Retirement plans	3.4	1.2	.5	.5	1.2
Other postretirement benefits	4.9	.2	.8	.9	3.0
Unrecognized tax benefits	1.8	.5	1.3	—	—
Other liabilities	4.3	3.2	1.0	.1	—

	$91.1	7.8	11.9	67.2	4.2

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$14.8	—	—	14.8	—
Timber cutting agreements	.6	.3	.3	—	—
Letters of credit	.7	—	.3	.4	—

	$16.1	.3	.6	15.2	—

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 150,000 to 170,000 tons in the third quarter of 2012 and 575,000 to 600,000 tons for the year. Finished lumber sales volume will continue to be subject to market conditions, and is estimated at 50 to 70 million board feet for the third quarter and 250 to 275 million board feet for the year. Residential lot sales are projected to be 10 to 15 lots and 30 to 40 lots for the third quarter and the year, respectively.

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

Based on their evaluation as of June 30, 2012, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2011 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 through
April 30, 2012	—	—	—	$20,434,011

May 1 through
May 31, 2012	—	—	—	$20,434,011

June 1 through
June 30, 2012	—	—	—	$20,434,011

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

101

Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Stockholders’ Equity; (5) the Consolidated

Statements of Other Comprehensive Income; and (6) the Notes to

Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date: August 3, 2012	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date: August 3, 2012	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date: August 3, 2012	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)