Form 10-Q
period 2012-09-30
DELTIC TIMBER CORP
filed 2012-11-02
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of Common Stock, $.01 Par Value, outstanding at October 19, 2012, was 12,661,474.

TABLE OF CONTENTS – THIRD QUARTER 2012 FORM 10-Q REPORT

			Page Number

		PART I – Financial Information

Item	1.	Financial Statements	1

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item	4.	Controls and Procedures	31
		PART II – Other Information

Item	1.	Legal Proceedings	32

Item	1A.	Risk Factors	32

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item	3.	Defaults Upon Senior Securities	32

Item	4.	Mine Safety Disclosures	32

Item	5.	Other Information	32

Item	6.	Exhibits	33

Signatures			34

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited) Sept. 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$4,690	3,291
Trade accounts receivable, net of allowance for doubtful accounts of $91 and $65, respectively	6,073	4,821
Other receivables	49	1
Inventories	5,437	4,353
Prepaid expenses and other current assets	3,127	3,862

Total current assets	19,376	16,328

Investment in real estate held for development and sale	55,855	57,408
Investment in Del-Tin Fiber	7,605	7,113
Other investments and noncurrent receivables	705	885
Timber and timberlands – net	228,799	228,274
Property, plant, and equipment – net	28,003	30,187
Deferred charges and other assets	1,272	1,675

Total assets	$341,615	341,870

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$4,554	1,867
Current maturities of long-term debt	555	1,111
Accrued taxes other than income taxes	1,988	1,971
Income taxes payable	342	—
Deferred revenues and other accrued liabilities	10,834	7,761

Total current liabilities	18,273	12,710

Long-term debt, excluding current maturities	53,000	64,000
Deferred tax liabilities – net	1,022	1,211
Other noncurrent liabilities	35,642	36,826
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	81,869	80,842
Retained earnings	166,204	163,170
Treasury stock	(5,362)	(7,288)
Accumulated other comprehensive loss	(9,161)	(9,729)

Total stockholders’ equity	233,678	227,123

Total liabilities and stockholders’ equity	$341,615	341,870

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$36,499	31,371	104,243	93,034

Costs and expenses
Cost of sales	23,564	22,222	69,750	66,065
Depreciation, amortization, and cost of fee timber harvested	2,698	3,302	8,321	9,370
General and administrative expenses	5,133	3,731	13,675	11,346

Total costs and expenses	31,395	29,255	91,746	86,781

Operating income	5,104	2,116	12,497	6,253

Equity in earnings of Del-Tin Fiber	510	39	602	906
Interest income	7	17	13	34
Interest and other debt expense, net of capitalized interest	(1,003)	(1,065)	(3,074)	(3,004)
Other income/(expense)	(13)	(43)	41	32

Income before income taxes	4,605	1,064	10,079	4,221

Income tax expense	(1,387)	(344)	(3,248)	(1,354)

Net income	$3,218	720	6,831	2,867

Earnings per common share
Basic	$.25	.06	.54	.23
Diluted	$.25	.06	.54	.23

Dividends per common share
Paid	$.075	.075	.225	.225
Declared	$.075	.075	.300	.300

Weighted average common shares outstanding (thousands)
Basic	12,533	12,461	12,521	12,442
Diluted	12,566	12,496	12,560	12,537

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2012	2011
Net income	$6,831	2,867

Other comprehensive income/(loss)
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income:
Amortization of prior service cost[1]	6	6
Amortization of actuarial loss[2]	1,078	116
Amortization of plan amendment[3]	(149)	(149)
Income tax benefit/(expense) related to items of other comprehensive income	(367)	11

Other comprehensive income/(loss)	568	(16)

Comprehensive income	$7,399	2,851

[1]	Related tax effect is $(2) and $(2) for 2012 and 2011, respectively.
[2]	Related tax effect is $(424) and $(46) for 2012 and 2011, respectively.
[3]	Related tax effect is $59 and $59 for 2012 and 2011, respectively.

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$6,831	2,867
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	8,321	9,370
Deferred income taxes	(552)	1,409
Real estate development expenditures	(1,088)	(1,160)
Real estate costs recovered upon sale	1,901	1,306
Timberland costs recovered upon sale	370	741
Equity in earnings of Del-Tin Fiber	(602)	(906)
Stock-based compensation expense	1,716	1,562
Net increase in liabilities for pension and other postretirement benefits	1,241	1
Net decrease in deferred compensation for stock-based liabilities	(281)	(404)
Decrease in operating working capital other than cash and cash equivalents	3,879	715
Other – changes in assets and liabilities	(742)	(1,075)

Net cash provided by operating activities	20,994	14,426

Investing activities
Capital expenditures requiring cash, excluding real estate development	(7,095)	(8,835)
Net change in purchased stumpage inventory	33	(1,266)
Advances to Del-Tin Fiber	(1,715)	(1,672)
Repayments from Del-Tin Fiber	1,825	2,725
Net change in funds held by trustee	271	—
Other – net	662	593

Net cash required by investing activities	(6,019)	(8,455)

Financing activities
Proceeds from borrowings	3,000	10,500
Repayments of notes payable and long-term debt	(14,556)	(13,555)
Treasury stock purchases	(19)	(55)
Common stock dividends paid	(2,848)	(2,829)
Proceeds from stock option exercises	693	1,488
Excess tax benefits from stock-based compensation expense	546	630
Deferred financing costs	—	(1,094)
Other – net	(392)	(520)

Net cash required by financing activities	(13,576)	(5,435)

Net increase in cash and cash equivalents	1,399	536
Cash and cash equivalents at January 1	3,291	3,831

Cash and cash equivalents at September 30	$4,690	4,367

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2012	2011
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2012 and 2011	128	128

Capital in excess of par value
Balance at beginning of period	80,842	79,081
Exercise of stock options	88	67
Stock-based compensation expense	1,716	1,562
Restricted stock awards	(1,393)	(1,456)
Tax effect of stock awards	563	686
Restricted stock forfeitures	53	47

Balance at end of period	81,869	79,987

Retained earnings
Balance at beginning of period	163,170	164,286
Net income	6,831	2,867
Common stock dividends declared	(3,797)	(3,773)

Balance at end of period	166,204	163,380

Treasury stock
Balance at beginning of period – 208,296 and 308,846 shares, respectively	(7,288)	(10,758)
Shares purchased – 267 and 869 shares, respectively	(19)	(55)
Forfeited restricted stock – 785 and 877 shares, respectively	(53)	(47)
Shares issued for incentive plans – 56,943 and 82,446 shares, respectively	1,998	2,877

Balance at end of period – 152,405 and 228,146 shares, respectively	(5,362)	(7,983)

Accumulated other comprehensive loss
Balance at beginning of period	(9,729)	(2,726)
Change in other comprehensive income/(loss), net of tax	568	(16)

Balance at end of period	(9,161)	(2,742)

Total stockholders’ equity	$233,678	232,770

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

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of September 30, 2012, and the results of its operations and cash flows for the three months and nine months ended September 30, 2012 and 2011. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2012	Dec. 31, 2011
Logs	$1,278	1,100
Lumber	3,731	2,925
Materials and supplies	428	328

	$5,437	4,353

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2012	Dec. 31, 2011
Short-term deferred tax assets	$2,175	2,180
Refundable income taxes	14	1,050
Prepaid expenses	476	196
Other current assets	462	436

	$3,127	3,862

Note 4 – Investment in Del-Tin Fiber

The Company owns 50 percent of the membership of Del-Tin Fiber LLC (“Del-Tin Fiber”), which operates a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas. The Company’s membership in Del-Tin Fiber is discussed in more detail in Note 4 – Investment in Del-Tin Fiber, in the Company’s 2011 annual report on Form 10-K.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber’s long-term bond obligation. Del-Tin Fiber issued a letter of credit in support of the bond obligation and both Deltic and the other joint venture partner agreed to guarantee Del-Tin Fiber’s performance under the letter of credit since inception. The Company’s guarantee under the letter of credit expires on August 31, 2016. In connection with the issuance of Deltic’s original guarantee of the letter of credit, the fair value of the guarantee of the bonds was determined to be de minimus. In reviewing the payment and performance risk associated with this guarantee, Deltic continues to consider the risk minimal based on Del-Tin Fiber’s balance sheet, past performance, and length of time remaining on the guarantee. On February 13, 2012, International Paper Company completed its acquisition of Temple-Inland, Inc., Deltic’s joint venture partner in Del-Tin Fiber. Temple-Inland, Inc. is now a wholly owned subsidiary of International Paper Company. The acquisition did not change the operating agreement of Del-Tin Fiber.

At September 30, 2012, and December 31, 2011, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $14,355,000 and $14,958,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin Fiber. The equity in earnings of Del-Tin Fiber recognized by the Company exceeds its ownership percentage of Del-Tin Fiber’s earnings because the difference in basis between the Company and Del-Tin Fiber is being adjusted to account for Del-Tin Fiber’s operating results as if it were a consolidated subsidiary.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber (cont.)

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations consisted of the following:

Condensed Balance Sheet Information

(Thousands of dollars)	Sept. 30, 2012	Dec. 31, 2011
Current assets	$9,967	7,362
Property, plant, and equipment – net	65,855	68,480
Other noncurrent assets	195	217

Total assets	$76,017	76,059

Current liabilities	$3,096	2,916
Long-term debt	29,000	29,000
Members’ capital	43,921	44,143

Total liabilities and members’ capital	$76,017	76,059

Condensed Income Statement Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2012	2011	2012	2011
Net sales	$16,560	15,087	47,082	45,125

Costs and expenses
Cost of sales	13,774	13,151	40,362	37,932
Depreciation	1,394	1,467	4,505	4,282
General and administrative expenses	588	546	1,744	1,703

Total costs and expenses	15,756	15,164	46,611	43,917

Operating income/(loss)	804	(77)	471	1,208
Interest income	73	61	192	169
Interest and other debt expense	(223)	(223)	(605)	(737)
Other loss	(37)	(61)	(60)	(41)

Net income/(loss)	$617	(300)	(2)	599

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2012	Dec. 31, 2011
Purchased stumpage inventory	$2,028	2,062
Timberlands	93,469	93,714
Fee timber	237,893	233,029
Logging facilities	2,601	2,601

	335,991	331,406
Less accumulated cost of fee timber harvested and facilities depreciation	(107,975)	(104,284)

Strategic timber and timberlands	228,016	227,122
Non-strategic timber and timberlands	783	1,152

	$228,799	228,274

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations. In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberlands base to be sold. Other non-strategic acreage exists within the Company’s land base, but Deltic has not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines that they are either smaller tracts of pine timberlands that cannot be strategically managed or tracts of hardwood bottomland that cannot be converted into pine growing acreage, they will be sold. As of September 30, 2012, approximately 1,714 acres of these lands were available for sale. Included in the Woodlands operating income are gains from sales of non-strategic timberland of $305,000 and $670,000 for the three months ended September 30, 2012, and 2011, respectively, and $942,000 and $1,688,000 for the nine months ended September 30, 2012 and 2011, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2012	Dec. 31, 2011
Land	$357	357
Land improvements	6,317	6,141
Buildings and structures	13,980	13,876
Machinery and equipment	101,980	100,211

	122,634	120,585
Less accumulated depreciation	(94,631)	(90,398)

	$28,003	30,187

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Income Taxes

The Company’s effective tax rate for the three months and nine months ended September 30, 2012, was 30 percent and 32 percent, respectively. The effective tax rate benefitted this period from the reversal, due to the statute of limitations, of approximately $151,000 in uncertain tax liabilities that arose in 2008. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $780,000 would benefit the effective rate. In addition, it is the Company’s policy to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the nine months ended September 30, 2012, the Company recognized $122,000 in interest expense from these items. The Company had approximately $387,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at September 30, 2012.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2009.

Note 8 – Deferred Revenue and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2012	Dec. 31, 2011
Deferred revenues – current	$4,648	4,027
Dividend payable	950	—
Vacation accrual	1,080	954
Deferred compensation	1,918	1,421
All other current liabilities	2,238	1,359

	$10,834	7,761

Note 9 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2012	Dec. 31, 2011
Accumulated postretirement benefit obligation	$11,402	10,904
Excess retirement plan	4,422	4,063
Accrued pension liability	13,813	14,443
Deferred revenue – long-term portion	2,411	3,284
Uncertain tax positions liability	1,325	1,771
Other noncurrent liabilities	2,269	2,361

	$35,642	36,826

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2012	2011	2012	2011
Funded qualified retirement plan
Service cost	$408	257	1,223	770
Interest cost	405	368	1,216	1,103
Expected return on plan assets	(423)	(415)	(1,269)	(1,243)
Amortization of prior service cost	5	4	14	14
Recognized actuarial loss	245	35	736	102

Net retirement expense	$640	249	1,920	746

Unfunded nonqualified retirement plan
Service cost	$91	16	273	50
Interest cost	89	44	266	132
Amortization of prior service cost	(3)	(2)	(8)	(8)
Recognized actuarial loss	95	4	287	14

Net retirement expense	$272	62	818	188

Other postretirement benefits
Service cost	$114	88	341	263
Interest cost	116	113	350	338
Recognized actuarial loss	19	—	55	—
Amortization of plan amendment	(50)	(50)	(149)	(149)

Net other postretirement benefits expense	$199	151	597	452

The Company made contributions to its qualified defined benefit pension plan of $1,800,000 during the nine months ended September 30, 2012. The Moving Ahead for Progress in the 21st Century Act, (“MAP-21”) became law on July 6, 2012, and provides significant short-term funding relief to sponsors of defined benefit pension plans. Deltic expects to utilize techniques allowed by MAP-21 to determine the level of cash payments to be made in the fourth quarter of 2012. The expected long-term rate of return on pension plan assets is 7.50 percent.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation

The Consolidated Statement of Income for the three months ended September 30, 2012 and 2011, included $581,000 and $528,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the nine months ended September 30, 2012 and 2011, the amounts were $1,716,000 and $1,562,000, respectively.

Assumptions for the valuation of 2012 stock options and restricted stock performance units consisted of the following:

2012
Expected term of options (in years)	6.27
Weighted expected volatility	38.78%
Dividend yield	.61%
Risk-free interest rate –performance restricted shares	.60%
Risk-free interest rate – options	2.00%
Stock price as of valuation date	$67.67
Restricted performance share valuation	$90.61
Grant date fair value – stock options	$24.92

Stock Options – A summary of stock options as of September 30, 2012, and changes during the nine-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	128,095	$49.39

Granted	26,527	67.67
Exercised	(17,224)	40.22
Forfeited	(784)	50.44

Outstanding at September 30, 2012	136,614	$54.09	6.8	$1,590

Exercisable at September 30, 2012	67,931	$50.29	5.3	$1,017

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at September 30, 2012, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of September 30, 2012, there was $1,074,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of September 30, 2012, and changes during the nine-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	75,395	$48.18

Granted	18,172	67.67
Vested	(16,791)	51.37
Forfeited	(368)	49.42

Nonvested at September 30, 2012	76,408	$52.10

As of September 30, 2012, there was $2,074,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Performance Units – A summary of nonvested restricted stock performance units as of September 30, 2012, and changes during the nine months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	49,303	$60.06

Granted	11,559	90.61
Vested	(9,988)	53.49
Forfeited	(417)	63.64

Nonvested at September 30, 2012	50,457	$68.33

As of September 30, 2012, there was $1,951,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at September 30, 2012, are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	Sept. 30,	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2012	Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$905	905	—	—

Long-term debt, including current liabilities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

The following table presents the carrying amounts and estimated fair values of financial instruments at September 30, 2012 and 2011. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	September 30, 2012		September 30, 2011
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$53,555	58,103	63,667	70,078

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share amounts)	2012	2011	2012	2011
Net earnings allocated to common stock	$3,186	714	6,764	2,841
Net earnings allocated to participating securities	32	6	67	26

Net income allocated to common stock and participating securities	$3,218	720	6,831	2,867

Weighted average number of common shares used in basic EPS	12,533	12,461	12,521	12,442
Effect of dilutive stock awards	33	35	39	95

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,566	12,496	12,560	12,537

Earnings per common share
Basic	$.25	.06	.54	.23
Assuming dilution	$.25	.06	.54	.23

Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the diluted effect of common stock equivalents using the treasury stock method. Options to purchase shares, which were outstanding but not included in the computation of diluted earnings per share because the options were anti-dilutive, were 53,205 and 26,993 for the three months and nine months ended September 30, 2012 and 2011, respectively. Restricted performance shares, which were outstanding but not included in the computation of diluted earnings per share because they do not meet the metrics established for awarding, were 38,152 and 14,013 at September 30, 2012 and 2011, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Nine Months Ended September 30,
(Thousands of dollars)	2012	2011
Income taxes paid in cash	$2,171	779
Interest paid	1,894	2,056
Interest capitalized	(21)	(61)

Non-cash investing and financing activities excluded from the statement of cash flows include:

	Nine Months Ended September 30,
(Thousands of dollars)	2012	2011
Issuance of restricted stock	$1,393	1,456
Land exchanges and capital expenditures accrued, not paid	126	318

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Nine Months Ended September 30,
(Thousands of dollars)	2012	2011
Trade accounts receivable	$(1,252)	(1,264)
Other receivables	(48)	47
Inventories	(1,084)	736
Prepaid expenses and other current assets	740	(669)
Trade accounts payable	2,561	1,608
Accrued taxes other than income taxes	17	18
Income taxes payable	342	170
Deferred revenues and other accrued liabilities	2,603	69

	$3,879	715

Included in cash flows from other operating activities was a decrease in deferred mineral lease rental revenue of $1,278,000 during the nine months ended September 30, 2012. This decrease was due to the amortization of prior year deferred mineral lease rental receipts in excess of current year receipts. For the period ended September 30, 2011 there was a decrease in deferred mineral lease rental revenue of $166,000 due to amortization of deferred mineral lease rental revenue in excess of receipts. Total cash payments received were $377,000 in the nine months ended September 30, 2012 and $1,761,000 in the same period of 2011. This deferred mineral lease rental amount is being recognized over the term of the lease.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2012	2011	2012	2011
Net sales
Woodlands	$9,494	11,372	28,820	31,850
Mills	27,546	22,352	78,057	64,576
Real Estate	3,187	2,290	8,425	9,426
Eliminations*	(3,728)	(4,643)	(11,059)	(12,818)

	$36,499	31,371	104,243	93,034

Income before income taxes
Operating income/(loss)
Woodlands	$4,734	6,079	14,202	16,378
Mills	5,574	496	12,864	364
Real Estate	(644)	(946)	(1,712)	(75)
Corporate	(4,887)	(3,497)	(12,886)	(10,564)
Eliminations	327	(16)	29	150

Operating income	5,104	2,116	12,497	6,253
Equity in earnings of Del-Tin Fiber	510	39	602	906
Interest income	7	17	13	34
Interest and other debt expense, net of capitalized interest	(1,003)	(1,065)	(3,074)	(3,004)
Other income/(loss)	(13)	(43)	41	32

	$4,605	1,064	10,079	4,221

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,272	1,693	3,841	4,439
Mills	1,307	1,482	4,117	4,546
Real Estate	94	107	284	322
Corporate	25	20	79	63

	$2,698	3,302	8,321	9,370

Capital expenditures
Woodlands	$1,223	3,246	4,652	6,160
Mills	611	366	2,394	2,648
Real Estate	521	685	1,259	1,418
Corporate	—	13	4	87

	$2,355	4,310	8,309	10,313

*	Primarily intersegment sales of timber from Woodlands to Mills.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $3.2 million for the third quarter of 2012, compared to $.8 million for the same period of 2011. The increase was due primarily to improved operating results for Deltic’s Mills segment, which reported operating income of $5.6 million, an improvement of $5.1 million over the third quarter of 2011. The Mills segment continued to benefit from an improved lumber market, which resulted in a $70 per thousand board feet (“MBF”) increase in the average lumber sales price along with an increase in lumber sales volume over last year’s third quarter. The Woodlands segment reported operating income of $4.7 million, a decrease of $1.4 million from the $6.1 million reported a year ago. This was primarily due to lower revenues from the harvest of pine sawtimber, decreased oil and gas royalty revenue, and reduced sales of non-strategic recreational-use hardwood bottomland acreage. The Real Estate segment had an operating loss of $.6 million compared to a loss of $1 million a year ago. The Corporate segment’s general and administrative expenses were $1.4 million higher in the current-year quarter than in the same period a year ago, which was mainly due to increased pension and post-retirement benefit obligations caused by lower interest rates and higher employee incentive plan expenses resulting from the improved financial results for 2012. Deltic owns a 50 percent interest in Del-Tin Fiber LLC (“Del-Tin Fiber”) and recorded equity in earnings of $.5 million in the current period, compared to breakeven results in the prior year period. The improvement was mainly due to a 10 percent higher average sales price for medium density fiberboard (“MDF”) sold.

Deltic is primarily a wood products producer operating in a commodity-based business environment, but also has a significant diversification in real estate development on a portion of its land holdings. The Company’s operations and financial results are influenced by a number of key factors which include, but are not limited to, general economic conditions, U.S. employment levels, interest rates, credit availability and associated costs, lumber and building product imports, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, natural gas pricing, and weather conditions. These factors, combined with the Company’s relative size, give it little or no control over pricing or demand levels for its lumber products in a commodity market. Recent economic data suggests the housing recovery may be gaining momentum with the help of low mortgage interest rates. However, persistent employment concerns and weak consumer confidence continue to bring uncertainty to the current business environment. The Company utilizes its vertical integration strategy by managing Deltic’s diverse assets to capture market-driven opportunities while increasing hourly productivity and reducing controllable costs and expenses.

In the third quarter of 2012, the pine sawtimber harvest was 175,515 tons, a decrease of 32,262 tons when compared to the 2011 third quarter harvest of 207,777 tons. This was a planned reduction in harvest for the third quarter after benefitting from favorable logging conditions in the first half of 2012 that had the Company slightly ahead of its 2012 sustainable-yield plan. The average sales price for pine sawtimber decreased slightly, to $21 per ton, from the 2011 third quarter per-ton price of $22. The third quarter of 2012’s pine pulpwood harvest of 107,494 tons was a decrease of 21,680 tons from the third quarter of 2011. The average sales price for pine pulpwood was $8 per ton for both quarters. The Company sold 195 acres of non-strategic recreational-use hardwood bottomland at an average sales price of $2,042 per acre during the third quarter of 2012 compared to sales of 500 acres at an average price of $1,821 per acre for the same period of 2011. Hunting lease income was $.6 million for the third quarter of 2012 and $.5 million in the same period of 2011.

In addition, the Woodlands segment’s financial results include other benefits from land ownership, such as revenues from mineral lease rentals, mineral royalties, and land easements. In the third quarter of both 2012 and 2011, oil and gas lease rental income was $.6 million. Oil and gas royalty payments, which are primarily from the Fayetteville Shale Play, were $.7 million in the third quarter of 2012, a $.4 million decrease from 2011, due to reduced natural gas production and lower natural gas prices that was partially offset by an increase in the number of producing wells. The ultimate benefit to Deltic from mineral leases remains speculative and unknown and is contingent on the level of natural gas and crude oil prices and the successful completion of producing wells drilled on Company lands.

The average lumber sales price in the third quarter of 2012 was $321 per thousand board feet, an increase of $70 per thousand board feet, or 28 percent, when compared to the same period in 2011. The Mills segment sold 68.3 million board feet (“MMBF”) in the third quarter of 2012, an increase of .4 million board feet when compared to 67.9 million board feet sold in the third quarter a year ago. Additionally, the segment benefitted from lower raw material log costs and higher hourly productivity rates, along with the improved pricing. These factors have enabled the Mills segment to show improved operating results over the third quarter of 2011. However, as with any commodity market, the Company expects the historical lumber market volatility to continue in the future. As such, Deltic will continue to adjust production levels to meet market demand.

The Real Estate segment sold 20 residential lots during the third quarter of 2012 compared to eight in the third quarter of 2011. The average per-lot sales price was $71,300 in the third quarter of 2012, an increase of $13,500 when compared to the same period of 2011. The higher average per-lot sales price was a result of the mix of lots sold. Though there were no commercial real estate sales in the third quarter of either year, commercial real estate acreage within Chenal Valley continues to receive interest, especially for the property located near “The Promenade at Chenal”, an upscale shopping center that includes internationally branded retailers and property located adjacent to St. Vincent West, a medical center that opened recently. However, due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing of any commercial real estate transaction.

Operating results for Del-Tin Fiber are affected by the overall MDF market and the plant’s operating performance. Equity in earnings of Del-Tin Fiber was $.5 million during the third quarter of 2012, an increase from the breakeven results for the third quarter of 2011. This increase was primarily due to an improved average per-unit sales price, which was partially offset by increased manufacturing costs. Regarding the Company’s equity position in Del-Tin Fiber, Deltic continues to reduce depreciation expense related to the add-back per thousand square feet (“MSF”) manufactured, which relates to the impairment taken by the Company in 2002 that was not recorded at the Del-Tin Fiber level. The difference in basis between the Company and Del-Tin Fiber is being adjusted to account for Del-Tin Fiber’s operating results as if it were a consolidated subsidiary. (For further discussion, refer to Note 4 to the consolidated financial statements.)

Results of Operations

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended September 30, 2012 and 2011. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended Sept. 30,
(Millions of dollars, except per share amounts)	2012	2011
Net sales
Woodlands	$9.5	11.4
Mills	27.6	22.3
Real Estate	3.2	2.3
Eliminations	(3.8)	(4.7)

Net sales	$36.5	31.3

Operating income
Woodlands	$4.7	6.1
Mills	5.6	.5
Real Estate	(.6)	(1.0)
Corporate	(4.9)	(3.5)
Eliminations	.3	.1

Operating income	5.1	2.2

Equity in earnings of Del-Tin Fiber	.5	—
Interest and other debt expense	(1.0)	(1.1)
Other income/(loss)	(.1)	—
Income taxes	(1.3)	(.3)

Net income	$3.2	.8

Earnings per common share
Basic and diluted	$.25	.06

Consolidated

The $2.4 million increase in net income in the current year quarter was due to improved operating results for the Mills and Real Estate segments, along with higher equity in earnings of Del-Tin Fiber. These improvements were partially offset by reduced operating income for the Woodlands segment, and higher Corporate general and administrative expenses. In addition, income tax expense increased in 2012 due to higher pretax income.

Operating income increased $2.9 million compared to the third quarter of 2011. The Woodlands segment’s operating income was $1.4 million less than the prior year primarily due to fewer tons of pine sawtimber harvested and a lower per-ton sales price, reduced oil and gas royalty revenues, and a decrease in the number of acres of non-strategic recreational-use hardwood bottomland sold. The Mills segment’s operating income improved $5.1 million in the current-year quarter due to a higher average sales price per MBF of lumber sold, and a lower per-unit manufacturing cost. The Real Estate segment’s results increased $.4 million, primarily due to increased sales of residential lots in 2012. Equity in earnings of Del-Tin Fiber increased by $.5 million and Corporate expense increased $1.4 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended Sept. 30,
	2012	2011
Net sales (millions of dollars)
Pine sawtimber	$3.8	4.6
Pine pulpwood	.9	1.1
Hardwood sawtimber	.1	.1
Hardwood pulpwood	.3	.2
Oil and gas lease rentals	.6	.6
Oil and gas royalties	.7	1.1
Hunting leases	.6	.5

Sales volume (thousands of tons)
Pine sawtimber	175.5	207.8
Pine pulpwood	107.5	129.2
Hardwood sawtimber	3.3	3.0
Hardwood pulpwood	23.2	33.3

Sales price (per ton)
Pine sawtimber	$21	22
Pine pulpwood	8	8
Hardwood sawtimber	37	31
Hardwood pulpwood	13	7

Timberland
Net sales (millions of dollars)	$.4	.9
Sales volume (acres)	195	500
Sales price (per acre)	$2,042	1,821

Net sales decreased $1.9 million in the third quarter of 2012 when compared to the 2011 third quarter. Sales of pine sawtimber decreased $.8 million due to a 16 percent, or 32,262 ton, decrease in the harvest volume of pine sawtimber in the current year quarter. In addition, the average sales price of $21 per ton was five percent less than in 2011’s third quarter. Pine pulpwood sales revenue decreased $.2 million from the 2011 third quarter due to fewer tons harvested. Oil and gas royalty revenue decreased $.4 million in the third quarter for 2012 due to reduced natural gas production and lower prices for natural gas, which was partially offset by an increase in the number of producing wells. Sales of timberland decreased $.5 million mainly due to a decrease in the number of acres sold in the 2012 third quarter. Operating income was $4.7 million in the third quarter of 2012 compared to $6.1 million in the third quarter of 2011. This was due to the same factors that affected net sales, but was partially offset by reduced cost of fee timber harvested and cost of timberland sold.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Quarter Ended Sept. 30,
	2012	2011
Net sales (millions of dollars)
Lumber	$21.9	17.1
Residual by-products	4.0	3.9

Lumber
Finished production (MMBF)	69.1	66.1
Sales volume (MMBF)	68.3	67.9
Sales price (per MBF)	$321	251

Net sales in the third quarter of 2012 increased $5.3 million, or 24 percent, due to a higher average lumber sales price and an increased lumber sales volume. The average lumber sales price in the third quarter of 2012 increased 28 percent, or $70 per MBF, compared to the third quarter of 2011, and the lumber sales volume increased .4 million board feet. Operating income increased $5.1 million due to the same factors affecting net sales combined with lower raw material log cost and the benefit of improved operating efficiencies.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended Sept. 30,
	2012	2011
Net sales (millions of dollars)
Residential lots	$1.4	.5
Chenal Country Club	1.6	1.7

Sales volume
Residential lots	20	8

Average sales price (thousands of dollars)
Residential lots	$71	58

Net sales for the third quarter of 2012 increased $.9 million from the third quarter of 2011 due to an increase in the number of residential lots sold at a higher average sales price per lot. The current-period operating income was $.4 million more than in 2011 due to the same factors affecting net sales.

Corporate

The $1.4 million increase in Corporate expense was due primarily to higher general and administrative expenses, mainly expenses associated with pension and post-retirement benefits and employee incentive plan expenses resulting from improved financial results for 2012.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $.9 million to $3.8 million in 2012. The decrease was due to a lower transfer price and smaller harvest volume from the Woodlands segment’s fee timberlands. Transfer prices are approximately that of market which were higher in the same quarter last year.

Equity in Del-Tin Fiber

For the third quarter of 2012, Deltic’s equity in earnings of Del-Tin Fiber was $.5 million compared to breakeven for the same period of 2011. The $.5 million increase was primarily due to a higher average sales price per MSF sold, but was partially offset by increased manufacturing cost, mainly raw material resin. Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended Sept. 30,
	2012	2011
Net sales (millions of dollars)	$16.6	15.1
Finished production – million square feet (“MMSF”)	30.3	28.4
Sales volume (MMSF)	30.5	30.6
Sales price (per MSF)	$542	494

Income Taxes

The effective income tax rate was 30 percent for 2012 and 32 percent for 2011. The decrease in the effective income tax rate was due primarily to permanent differences and the recognition of a tax benefit due to changes in balances of uncertain tax liabilities in 2012 when compared to the same period of 2011.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

In the following tables, Deltic’s net sales and results of operations are presented for the nine months ended September 30, 2012 and 2011. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Nine Months Ended Sept. 30,
	2012	2011
(Millions of dollars, except per share amounts)
Net sales
Woodlands	$28.8	31.9
Mills	78.1	64.5
Real Estate	8.4	9.4
Eliminations	(11.1)	(12.8)

Net sales	$104.2	93.0

Operating income and net income
Woodlands	$14.2	16.4
Mills	12.9	.4
Real Estate	(1.7)	(.1)
Corporate	(12.9)	(10.6)
Eliminations	—	.2

Operating income	12.5	6.3

Equity in earnings of Del-Tin Fiber	.6	.9
Interest and other debt expense	(3.1)	(3.0)
Income taxes	(3.2)	(1.3)

Net income	$6.8	2.9

Earnings per common share
Basic and diluted	$.54	.23

Consolidated

Net income in 2012 increased $3.9 million due to improved operating results for the Mills segment, partially offset by reduced financial results for the Woodlands and Real Estate segments, lower equity in earnings of Del-Tin Fiber, and higher Corporate general and administrative expenses. Additionally, income tax expense increased due to higher pretax income.

Operating income increased $6.2 million from 2011. The Woodlands segment decreased $2.2 million in 2012 mainly due to decreased revenues from pine sawtimber sales, reduced oil and gas lease rental and royalty revenue, and fewer sales of non-strategic recreational-use hardwood bottomland. The Mills segment increased $12.5 million in the current year due to a higher average lumber sales price, an increased sales volume, and a lower per-unit manufacturing cost. The Real Estate segment’s operating income decreased $1.6 million from 2011, primarily because there were no sales of commercial real estate in the current year, partially offset by increased residential lot sales activity. Equity in earnings of Del-Tin Fiber decreased year-over-year by $.3 million mainly due to higher raw material costs, and Corporate expense increased $2.3 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Nine Months Ended Sept. 30,
	2012	2011
Net sales (millions of dollars)
Pine sawtimber	$10.9	12.5
Pine pulpwood	3.0	2.9
Hardwood sawtimber	.3	.2
Hardwood pulpwood	.7	.6
Oil and gas lease rentals	1.7	1.9
Oil and gas royalties	2.6	3.3
Hunting leases	1.7	1.6

Sales volume (thousands of tons)
Pine sawtimber	505.0	523.1
Pine pulpwood	358.4	356.6
Hardwood sawtimber	7.7	8.0
Hardwood pulpwood	57.3	92.1

Sales price (per ton)
Pine sawtimber	$22	24
Pine pulpwood	8	8
Hardwood sawtimber	37	31
Hardwood pulpwood	13	6

Timberland
Net sales (millions of dollars)	$1.3	2.5
Sales volume (acres)	788	1,601
Sales price (per acre)	1,681	1,560

In 2012, net sales decreased $3.1 million from 2011. Sales of pine sawtimber decreased $1.6 million due to a lower average sales price of $22 per ton, an eight percent decrease from 2011’s average of $24 per ton, and to a three percent decrease in harvest volume. Revenues from timberland sales decreased $1.2 million due to fewer acres of recreational-use hardwood bottomland sold in 2012. Oil and gas royalty revenue decreased $.7 million primarily due to lower natural gas prices and reduced production. Operating income was $2.2 million lower in 2012. The decrease was due to the same factors impacting net sales, partially offset by lower cost of fee timber harvested and cost of timberland sold.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	Nine Months Ended Sept. 30,
	2012	2011
Net sales (millions of dollars)
Lumber	$61.9	49.6
Residual by-products	12.1	11.1

	Nine Months Ended Sept. 30,
	2012	2011
Lumber
Finished production (MMBF)	204.3	191.5
Sales volume (MMBF)	203.7	195.2
Sales price (per MBF)	$304	254

Net sales increased $13.6 million in 2012 due to a higher average lumber sales price and an increased sales volume. The average sales price for lumber increased 20 percent from 2011, while the sales volume increased four percent. Total operating income increased $12.5 million year-over-year due to the same factors impacting net sales, combined with lower raw material log cost and the benefit of increased hourly productivity rates.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Nine Months Ended Sept. 30,
	2012	2011
Net sales (millions of dollars)
Residential lots	$2.6	1.4
Commercial acres	—	2.6
Speculative homes	.5	—
Chenal Country Club	5.0	5.1

Sales volume
Residential lots	38	22
Commercial acres	—	26
Speculative homes	1	—

Average sales price (thousands of dollars)
Residential lots	$70	65
Commercial acres	—	101
Speculative homes	491	—

Net sales decreased $1 million due to no sales of commercial acres during the first nine months of 2012, partially offset by an increase in the number of residential lots sold and the sale of a speculative home. The decrease in the Real Estate segment’s operating income was due mainly to the same factors affecting net sales.

Corporate

Operating expenses for Corporate functions were $2.3 million higher in the current year mainly due to increased general and administrative expenses, primarily pension and post-retirement benefits and employee incentive plan expenses resulting from improved financial results for 2012.

Eliminations

2012’s intersegment sales of timber from Deltic’s Woodlands to the Mills segment decreased $1.7 million to $11.1 million. The decrease was mainly due to a lower transfer price for logs coming into Company sawmills from fee timberlands and lower volumes transferred. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Equity in Del-Tin Fiber

For the first nine months of 2012, equity in earnings of Del-Tin Fiber was $.6 million, a decrease of $.3 million compared to 2011 due mainly to higher raw material and other manufacturing costs, which were partially offset by a higher per-unit sales price. Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Nine Months Ended Sept. 30,
	2012	2011
Net sales (millions of dollars)	$47.1	45.1
Finished production (MMSF)	90.8	91.3
Sales volume (MMSF)	91.1	91.1
Sales price (per MSF)	$517	495

Income Taxes

The effective income tax rate was 32 percent for both nine months ended September 30, 2012, and 2011 and was less than the statutory rate due to permanent tax differences.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $21 million for the first nine months of 2012 compared to $14.4 million for the same period of 2011. Changes in operating working capital, other than cash and cash equivalents provided cash of $3.9 million in 2012 and $.7 million in 2011. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $8.2 million in the current-year period and $10 million a year ago. Capital expenditures by segment consisted of the following:

	Nine Months Ended Sept. 30,
(Thousands of dollars)	2012	2011
Woodlands, including land exchanges	$4,652	6,160
Mills	2,394	2,648
Real Estate, including development expenditures	1,259	1,418
Corporate	4	87

Capital expenditures	8,309	10,313
Non-cash land exchanges and accrued liabilities	(126)	(318)

Capital expenditures requiring cash	$8,183	9,995

The net change in purchased stumpage inventory to be utilized in the Company’s sawmilling operations had minimal affect on cash in the nine months ended September 30, 2012 and required cash of $1.3 million in the same period of 2011. Deltic advanced $1.7 million to Del-Tin Fiber, and received repayments of $1.8 million in the first nine months of 2012. This compares to advances of $1.7 million and repayments of $2.7 million from Del-Tin Fiber in the first nine months of 2011. Funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, decreased $.3 million in 2012, while there was no change in 2011. The Company borrowed $3 million and repaid $14.6 million of debt in 2012 and had net repayments of debt of $3.1 million in the first nine months of 2011. The Company incurred $1.1 million in fees to facilitate an amendment and extension of its unsecured and committed revolving credit facility in

2011, while there were no such costs in 2012. Dividends of $2.8 million were paid in 2012 and 2011. Proceeds from exercises of stock options and the related tax benefits were $1.2 million in 2012 and $2.1 million in 2011.

Financial Condition

Working capital totaled $1.1 million at September 30, 2012, and $3.6 million at December 31, 2011. Deltic’s working capital ratio at September 30, 2012 was 1.06 to 1, compared to 1.28 to 1 at the end of 2011. Cash and cash equivalents at the end of the third quarter of 2012 were $4.7 million, an increase of $1.4 million from the December 31, 2011 balance of $3.3 million. Deltic’s long-term debt to stockholders’ equity ratio was .227 to 1 at September 30, 2012 and .282 to 1 at December 31, 2011.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $297.5 million. In addition, the agreement includes an option to request an increase in the amount of aggregate revolving commitments by $50 million. The agreement will expire on September 9, 2015. As of September 30, 2012, $284.5 million was available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 9 to the consolidated financial statements and Note 10 to the consolidated financial statements included in the Company’s 2011 annual report on Form 10-K.)

The table below sets forth the covenants in the credit facility and senior notes payable and status with respect to these covenants as of September 30, 2012 and December 31, 2011.

	Covenants Requirements		Actual Ratios at Sept. 30, 2012	Actual Ratios at Dec. 31, 2011
Leverage ratio should be less than:[1]	.60 to 1		.228 to 1	.262 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	39.11%	43.47%

Fixed charge coverage ratio should be greater than:[3]	2.50 to 1		4.81 to 1	3.89 to 1

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

Based on management’s current operating projections, the Company believes it will remain in compliance with the debt covenants and have sufficient liquidity to finance operations and pay all obligations. However, depending on market conditions and the possibility of the return of economic deterioration, the Company could request amendments, or waivers for the covenants, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, or negotiate agreeable refinancing terms should such become needed.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of September 30, 2012, the Company had expended $14.6 million under this program, with the purchase of 370,530 shares at an average cost of $39.28 per share; no shares have been purchased in 2012, 2011, or 2010, 35,571 shares were purchased in 2009, 129,996 shares were purchased in 2008, 101,914 shares were purchased under this program in 2007, and seven shares in 2006. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($14.5 million at September 30, 2012) of Del-Tin Fiber’s obligation under its credit agreement. Deltic considers the current status of the payment/performance risk of this guarantee to be low based on history and the length of time remaining on the guarantee. On February 13, 2012, International Paper Company completed its acquisition of Temple-Inland, Inc., which is Deltic’s joint venture partner in Del-Tin Fiber, LLC. Temple-Inland, Inc. is now a wholly owned subsidiary of International Paper Company. The acquisition did not change the operating agreement of Del-Tin Fiber, LLC.

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

(Millions of dollars)	Total	During 2012	2013 to 2014	2015 to 2016	After 2016
Contractual cash payment obligations
Real estate development committed capital costs	$4.3	1.7	2.6	—	—
Woodlands land acquisition and committed capital costs	13.0	13.0	—	—	—
Mills committed capital costs	.1	.1	—	—	—
Long-term debt	53.6	.6	—	53.0	—
Interest on debt*	11.6	1.3	5.4	4.9	—
Retirement plans	2.8	.6	.5	.5	1.2
Other postretirement benefits	4.8	.1	.8	.9	3.0
Unrecognized tax benefits	1.3	—	1.3	—	—
Other liabilities	5.5	2.2	2.6	.7	—

	$97.0	19.6	13.2	60.0	4.2

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$14.8	—	—	14.8	—
Timber cutting agreements	1.0	.1	.9	—	—
Letters of credit	.8	—	.3	.4	.1

	$16.6	.1	1.2	15.2	.1

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 75,000 to 105,000 tons in the fourth quarter of 2012 and 580,000 to 610,000 tons for the year. Finished lumber sales volume will continue to be subject to market conditions, and is estimated at 55 to 70 million board feet for the fourth quarter and 260 to 275 million board feet for the year. Residential lot sales are projected to be 45 to 50 lots for the year of 2012.

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

Based on their evaluation as of September 30, 2012, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2011 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 through
July 31, 2012	—	—	—	$20,434,011

August 1 through
August 31, 2012	—	—	—	$20,434,011

September 1 through
September 30, 2012	—	—	—	$20,434,011

[1]

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. In December 2007, this plan was expanded by $25 million. There is no stated expiration date regarding this authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Statements of Stockholders’ Equity; (5) the Consolidated Statements of Other Comprehensive Income; and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date: November 2, 2012	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date: November 2, 2012	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date: November 2, 2012	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)