Form 10-K
period 2012-12-31
DELTIC TIMBER CORP
filed 2013-03-08
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2012, was $247,148,220. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 19, 2013, was 12,677,129.

Documents incorporated by reference:

The Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 25, 2013.

TABLE OF CONTENTS - 2012 FORM 10-K REPORT

PART I

Item 1.	Business

Introduction

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 453,200 acres of timberland, mainly in Arkansas and north Louisiana, stocked principally with Southern Pine, known in the industry as a type of “softwood.” The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber LLC (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). On February 13, 2013, Deltic entered into an agreement to purchase the other 50 percent membership interest in Del-Tin Fiber currently owned by TIN, Inc., a wholly owned subsidiary of Temple-Inland Inc., a wholly owned subsidiary of International Paper Company. Upon completion of the transaction, the Company will hold 100 percent of the membership interest in the Arkansas limited liability company, which owns and operates the medium density fiberboard plant in El Dorado, Arkansas. (For additional information about the Company’s investment in Del-Tin Fiber, refer to Note 4 and Note 20 to the consolidated financial statements.)

The Company is organized into four segments: (1) Woodlands, which manages all aspects of the Company’s timberlands, including harvesting and sale of timber, timberland sales and acquisitions, oil and gas lease and royalty revenue, and hunting land leases; (2) Mills, which consists of Deltic’s two sawmills that manufacture a variety of softwood lumber products; (3) Real Estate, which includes the Company’s three active real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. The Company currently does not allocate the cost of maintaining these support functions to its operating units. Information concerning net sales, operating income, and identifiable assets attributable to each of the Company’s business segments is set forth in Part II of this report in Item 7, “Management’s Discussion and Analysis,” and Item 8, “Financial Statements and Supplementary Data,” Note 21, “Business Segments,” to the consolidated financial statements. Deltic is a calendar-year company for both financial and income tax reporting.

Forest Products Industry

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. This environment is affected by a number of factors, including general economic conditions, U.S. employment levels, interest rates, credit availability and associated costs, lumber and building product imports, foreign exchange rates, housing starts, unsold new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, and residential and commercial construction, industry capacity and production levels, the availability of raw material, fuel cost, and weather conditions. During 2012, the Mills segment experienced steady improvement as the number of housing starts in the United States increased 28 percent from 2011 to approximately 800,000. Supporting this year-over-year improvement were record-low mortgage rates and higher levels of employment. The recovery currently occurring in the U.S. housing market is poised to continue as new starts at year-end were at a seasonally adjusted annual rate of approximately 950,000 units. These increases led to higher demand for lumber products and ultimately higher average sales prices for lumber. Even though demand and pricing levels for softwood lumber products improved, the very nature of the building product markets has historically been and will continually be volatile. Meanwhile, sawtimber prices have generally been more stable and typically experience a lag in timing when compared to lumber markets. The main items influencing pine sawtimber prices in Deltic’s operating area are demand from local mills and weather conditions.

The southern U.S., in which all the Company’s operations are located, is a major timber and lumber producing region. There are an estimated 215 million acres of forestland in the region, of which approximately 39 percent is currently growing softwood. Unlike other major timber-producing areas in North America, most of this acreage is privately held. The estimated breakdown of ownership of softwood timberland in the southern U.S. is 83 percent private, 6 percent national forest, and 11 percent other public. Although there can be no assurance, management anticipates that the southern U.S. timber resource will be subject to strong demand for the foreseeable future and also believes that the South will have a strategic advantage over other U.S. timber-producing regions due to regulations, geography, and other factors.

Woodlands

The Company owns approximately 453,200 acres of timberland, primarily in Arkansas and north Louisiana. Management considers these timberlands to be Deltic’s most valuable asset and the harvest of Company owned stumpage to be its most significant and stable source of income. The Company’s timberlands consist primarily of Southern Pine forests. The Company follows Sustainable Forest Initiative Standards (“SFI”), which is a system of values, objectives, and performance measures that promote sustainable forest management. The timberlands are actively managed to maximize their long-term value and increased productivity through responsible harvest plans, a commitment to reforestation, careful road construction, and other best management practices. The timber harvested from Company timberlands is either converted to lumber in the Company’s sawmills or sold in the domestic market. The Woodlands’ stumpage supplied to the Company’s sawmills is transferred at prices that approximate market in the Mills’ operating area. In 1996, the Company implemented a program to acquire additional timberland suited for growing pine sawtimber in its current operating area. The Company initiated a program in 1999 to identify non-strategic timberland and higher and better use lands for possible sale as part of its plan for effective timberland management. Timberland ownership also provides ancillary value through oil and gas lease rentals and royalties and recreational hunting land leases.

The approximate breakdown of the Company’s timberland acreage at year-end 2012 consisted of the following:

Acres
Pine plantation	261,300
Pine forest	108,300
Hardwood forest	7,600
Other	76,000

Total	453,200

The Company’s timberlands are well diversified by age class. Pine plantations are primarily less than 30 years old, with the majority ranging in age from 5 to 25 years. The timberland classified as pine forest is primarily managed on an all-aged basis and contains mature timber that is ready to be harvested over the next several years and includes streamside-management zones. At the approximate age of 20 years, pine plantations begin transitioning from pine pulpwood to pine sawtimber.

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

Estimated inventory of standing timber as of December 31, 2012, consisted of the following:

Estimated Volume (Tons)
Pine timber
Sawtimber	12,837,000
Pulpwood	4,632,000

Hardwood timber
Sawtimber	1,324,000
Pulpwood	811,000

The Company’s annual harvest of pine sawtimber over the last several years has been used primarily by the Mills segment, but at times it may be sold to third parties. Products that can be manufactured from this resource include dimension lumber, boards, timbers, and decking, which are used mainly in residential construction. Deltic’s hardwood sawtimber is sold to third parties and is primarily used in the production of railroad ties, flooring, and pallets. Logs with a diameter of less than nine inches are considered to be pulpwood. Harvests of both pine and hardwood pulpwood are sold to third parties for use primarily in the manufacture of paper products.

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

Deltic has developed and operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, such as higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. However, this process does not involve genetic engineering. The seedlings are used when a site is completely replanted, as in the case of a final harvest of a mature stand. Primarily using seedlings grown from seeds produced at the orchard facility, the Company planted 17,100 acres in 2012 and 18,600 acres in 2011. In addition, the Company also replants part or all of any recently planted pine plantation acreage where there has been a high mortality rate. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission’s Best Management Practices. In addition, the Company has been certified under the SFI program with regards to its timberland management practices.

The Company’s silviculture program is designed to control undesirable, competitive vegetation in its forests and to increase pine growth rates and reproduction. Deltic treated about 13,300 acres, 13,000 acres, and 16,500 acres, under this program in 2012, 2011, and 2010, respectively. In addition, the Company actively utilizes commercial thinning practices. Commercial thinning operations consist of the selective removal of trees within a stand, usually a plantation, to improve overall timber productivity and value by enhancing the growth of the remaining trees while generating revenues from the harvest.

Harvest Plans. Management views the timberlands as assets with substantial inherent value beyond supplying its sawmills. The Company intends to continue to manage the timberlands on a sustainable-yield basis that permits regeneration of the timberlands over time and has no plans to harvest timber on an ongoing basis at levels that would diminish its timber inventory. In 2012, the Company harvested 606,879 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest approximately 600,000 tons of pine sawtimber in 2013. The Company’s harvest plans are generally designed to project multi-year harvest schedules and are updated at least annually. Harvest plans are reviewed on a monthly basis to monitor performance and to make any necessary modifications to the plans in response to changing forestry conditions, market conditions, contractual obligations, regulatory limitations, weather conditions, and other relevant factors. Harvest plans can be affected by the projections of demand, price, availability of timber from other sources, and other factors that may be outside of the Company’s control; therefore, actual harvesting levels may vary. Management believes that the Company’s harvest plans are sufficiently flexible to permit modification in response to fluctuations in the markets for logs and lumber.

Access. Substantially all of the timberlands are accessible by a system of low impact and low maintenance roads. Deltic generally uses third-party contractors to conduct construction and maintenance of these roads. In addition, the Company regularly exchanges access easements and cooperates with other area forest products companies, private landowners, and the U.S. Forest Service.

Wildlife Management. Deltic actively leases Company lands for hunting purposes and monitors wildlife resources on Company property. The Company complies with the U.S. Endangered Species Act and strives to provide, maintain, and/or enhance habitats for all species with special biological or ecological concerns. The Company leased the hunting rights on approximately 444,000, 436,000, and 433,000 acres in 2012, 2011, and 2010, respectively. For the years ended 2012, 2011, and 2010, the Company had hunting lease revenues totaling $2,288,000, $2,155,000, and $2,046,000, respectively.

Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provided harvest planning, silvicultural improvements, and maintenance work for approximately 78,400 acres in 2012.

Timberland Acquisitions. The Company implemented a timberland acquisition program in late 1996. This ongoing program is designed to enable the Company to continue to increase harvest levels, while expanding its timber inventory which will allow the Company to maintain or increase the volume of logs supplied to its sawmills from its own timberlands, when economically feasible.

Deltic formed an acquisition team to implement its timberland acquisition program. Lands considered for purchase are evaluated based on the proximity to mills, site index, timber stocking, and growth potential. Approximately 157,000 acres of strategically located pine timberlands have been added since the inception of the program. Individual land purchases have ranged in size from 3 acres to 21,700 acres. The Company intends to continue to focus its acquisition program on timberlands that range from fully-stocked to cutover tracts. Unlike other timber-producing areas of North America, most of the timberland in the southern U.S. is privately held, making it potentially available for acquisition. There can be no assurance that timber properties suitable for acquisition will be identified by the Company or that, once identified, such properties will ultimately be acquired by the Company.

Land Sales. In 1999, the Company initiated a program to identify for possible sale non-strategic timberlands and higher and better use lands. Approximately 43,100 acres of non-strategic timberlands have been sold since 1999.

Oil and Gas Revenues. The Company receives oil and gas lease rental revenues when it agrees to grant certain mineral rights to third parties for terms that generally range from three to five years. Once production begins on leased mineral acres, it receives oil and gas royalty income payments. Deltic recorded oil and gas lease rental revenues of $2,217,000, $2,471,000, and $2,016,000 in 2012, 2011, and 2010, respectively on related leased acres of 33,200, 42,300, and 37,200, respectively. For the years ended 2012, 2011, and 2010, the Company earned $3,336,000, $4,443,000, and $4,154,000, respectively from oil and gas royalties. Severance taxes deducted from oil and gas royalty revenues were $600,000, $500,000, and $500,000, in 2012, 2011, and 2010, respectively. The total of all net oil and gas operating income as a percentage of the Woodlands operating income was 27 percent, 31 percent, and 23 percent in 2012, 2011, and 2010, respectively.

Mills

The Company’s two sawmills are located at Ola in central Arkansas and at Waldo in south Arkansas. Each mill is strategically located near significant portions of the Company’s timberlands, which provide a stable source of raw material stumpage for use in the manufacturing of lumber, boards, and timbers. The mills employ modern technology in order to improve efficiency, reduce labor costs, maximize utilization of the timber resource, and maintain high quality standards of production with safety being one of the highest priorities. Logs processed into lumber are obtained from the Company’s timberlands and from public and private landowners. The Company selects logs for processing in its mills based on size, grade, and the prevailing market price. The Ola Mill is equipped for maximum utilization of smaller diameter logs, while the Waldo Mill can process both smaller and larger diameter logs. The mills produce a variety of softwood lumber products, including dimension lumber, boards, and timbers. These lumber products are sold primarily to wholesale distributors, lumber treaters, large retailers, industrial accounts, and truss manufacturers in the South and Midwest and are used mainly in residential construction, roof trusses, remanufactured products, and laminated beams.

Combined annual permitted capacity of the two mills at December 31, 2012, was 390 million board feet (“MMBF”). The Company’s lumber output increased to 271 MMBF in 2012 compared to 249 MMBF in 2011, as production was increased to match market demand. Adapting production levels to demand, improving mill efficiencies, and controlling manufacturing costs, remain a primary focus during the current uptrend of the lumber market.

Capital Projects. Deltic has invested significant capital in its sawmills in recent years to increase production capacity and efficiency, decrease costs, improve safety, and expand the product mix. Major capital projects completed at the Ola Mill over the past several years include: (1) gang saw control upgrade to improve operating efficiencies; (2) safety improvements, including upgrades to the planer blow system; (3) installation of a new log bucking deck to improve log recovery and increase throughput capacity; (4) trimmer and edger computer optimization upgrades to improve lumber recovery and quality; and (5) a machine stress rated (“MSR”) lumber machine.

At the Waldo Mill, major capital projects completed over the past several years include: (1) rebuild of lumber drying kilns and boilers to improve quality and efficiency; (2) various safety improvements, including upgrades to the planer blow system; (3) upgrade to edger computer optimizer to improve lumber recovery and quality; (4) upgrade to sawmill trimmer fence unit to improve lumber recovery; and (5) replaced a MSR lumber machine.

Raw Materials. In 2012, the Company’s two sawmills processed 1,120,311 tons of logs, either harvested from its timberlands or purchased from private landowners and the U.S. Forest Service. Practically all of the Woodlands segment’s harvest of pine sawtimber was transferred to the Mills and provided 55 percent of the Mills’ total raw material requirements.

Various factors, including environmental and endangered species concerns, have limited, and will likely continue to limit, the amount of timber offered for sale by U.S. Forest Service. Because of this reduced availability of federal timber for harvesting, the Company believes that its supply of timber from the timberlands is a significant competitive advantage. Deltic has historically supplied a significant portion of the timber processed in the sawmills from its timberlands.

In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement timber harvests from its own timberlands. The Company has an active timber procurement function for each of its sawmills. As of December 31, 2012, the Company had under contract 144,134 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next three years. During 2012, the Company harvested third-party stumpage and purchased logs from third parties totaling 509,882 tons. Of this volume, purchases from the U.S. Forest Service represented seven percent. The balance of such purchased volume was acquired from private lands.

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

Residential Development. Residential lots were first offered for sale in Chenal Valley during the second half of 1986 with closings beginning in 1987. As of December 31, 2012, 2,775 lots have been developed in 35 neighborhoods, and 2,607 lots have been sold, with about 2,429 residences constructed or under construction. When fully developed, Chenal Valley could include approximately 4,900 single-family residences. However, the actual number of residences in Chenal Valley will depend on final land usages and lot densities. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acres to 2.25 acres, and the lot sales price over the life of the development has ranged from $25,000 per lot to over $335,000 per lot.

The first phase of Chenal Downs was opened in December 1997, followed by a second phase in November 2000. By the end of 2012, 65 of the 76 developed lots were sold. Lot prices in Chenal Downs range from $89,000 to approximately $187,000. In Red Oak Ridge, the first two neighborhoods were offered for sale in 1998, with a third neighborhood offered in late 2005. These neighborhoods offer a choice of either estate-sized homesites, many of which overlook one of two private lakes, or garden-home sized lots. As of the end of 2012, 93 of the 135 lots offered have been sold, prices ranging from $30,000 per lot to $195,000 per lot.

Commercial Development. Commercial activity to-date has consisted of the sale of approximately 391 acres, including 27 acres in 2011, and 19 acres in 2010. There were no commercial acreage sales in 2012. Commercial property sales to-date have consisted of retail store locations, an office building constructed by the Company on a nine-acre site, multi-family residence sites, convenience store locations, a bank office building site, a site for a 38-acre open-air shopping center, a 37-acre site for a medical center, and outparcels surrounding a retail center constructed and owned by the Company. Under current development plans, Chenal Valley will include approximately 806 acres of commercial property when fully developed.

In 1998 construction was completed on the initial section of Rahling Road, a major connector street to Chenal Parkway, and it provided greater access to Chenal Valley’s commercial acreage. Located at the center of this commercial property is a Company-owned 35,000-square-foot retail center. The retail center was completed in early 2000 and offers retail and office space for lease. The center is surrounded by 16 outparcels, ranging in size from 0.2 to 1.8 acres. To-date, 11 of these outparcels have been sold. In addition, St. Vincent Hospital opened its Chenal-based medical center in 2011. This, along with the success of the shopping center known as “The Promenade at Chenal” in attracting internationally branded retailers, continues to stimulate interest in the Company’s nearby available commercial property.

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

Home Construction. Historically, the Company’s focus with regards to residential real estate development has been on lot development only. However, Deltic has constructed a limited number of speculative homes within its Red Oak Ridge development located in Hot Springs, Arkansas. At December 31, 2012, Deltic had five homes available for sale.

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

Undeveloped Acreage. The success of Chenal Valley has increased the value of the Company’s undeveloped real estate surrounding and within the development. There were no sales of undeveloped real estate in 2012, 2011, or 2010.

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

Production. The plant’s production of MDF was 120 MMSF in 2012, 116 MMSF in 2011, and 128 MMSF in 2010.

Raw Materials. The Del-Tin Fiber plant provides an additional outlet for wood chip production from the Waldo Mill. The Company expects to continue to sell a significant portion of its Waldo Mill’s residual wood shavings and chip production to Del-Tin Fiber at market prices, which are renegotiated annually. In addition, Del-Tin Fiber has an option to purchase residual wood chips from the Ola Mill. During 2012, 2011, and 2010, Deltic sold approximately $3,652,000, $3,654,000, and $4,449,000, respectively, of these lumber manufacturing by-products to Del-Tin Fiber.

Products and Competition

The Company’s principal products are timber, timberland, softwood lumber products (primarily finished lumber), residual wood products, hunting land leases, oil and gas lease rentals and royalties, and real estate.

Timber. Timber harvested from the timberlands is utilized by the Company’s sawmills or sold to third parties. The Company’s timber sales to third parties accounted for approximately four percent of consolidated net sales in 2012, 2011, and 2010. The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood manufacturing facilities, and accessibility.

Land Sales. Timberland sold by the Company to third parties consists of both non-strategic timberland, including hardwood bottomland suitable for recreational use, and lands with potential for higher and better use, and amounted to two percent of consolidated net sales in 2012, three percent in 2011, five percent in 2010.

Lumber Products. The Company’s sawmills produce a wide variety of products, including dimension lumber, boards, and timbers. Lumber is sold primarily to wholesaler distributors, lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams. During 2012, 2011, and 2010, lumber sales as a percentage of consolidated net sales were approximately 60 percent, 53 percent, and 55 percent, respectively.

The forest products market is highly competitive with respect to price and quality of products. In particular, competition in the commodity-grade lumber market in which the Company competes is primarily based on price and availability. Deltic competes with other publicly held forest products companies operating in the U.S., many of which have significantly greater financial resources than the Company, as well as privately held lumber producers. The Company also competes with producers in Canada and overseas.

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

Residual Wood Products. The Company’s sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During 2012, 2011, and 2010, sales of these residual products accounted for 11 percent, 12 percent, and 11 percent, respectively, of Deltic’s consolidated net sales. Wood chips are the primary source of residual sales and are typically sold to Del-Tin Fiber or to paper mills. In 2012, Deltic’s sawmills produced 352,491 tons of wood chips. The Company expects to continue to sell a significant portion of its wood chip production to Del-Tin Fiber for use in the production of MDF.

Hunting Land Leases. Deltic leases hunting rights for its Woodlands to individuals and groups with its main competitors being other landowners. Per-acre price and location are the primary factors in leasing woodland hunting rights. Hunting lease revenues accounted for two percent of consolidated net sales in 2012 and 2011, and one percent in 2010.

Oil and Gas. The Company has approximately 38,500 net mineral acres of Company owned land either currently under lease or held by production. Once production begins, oil and gas royalty payments are received. Oil and gas lease rental payments are recognized as income over the term of the lease, and oil and gas royalty payments are recognized as income when received. Oil and gas lease rental income accounted for two percent, two percent, and one percent of consolidated net sales in 2012, 2011, and 2010, respectively. Oil and gas royalty revenue accounted for two percent, four percent, and three percent of consolidated net sales in 2012, 2011, and 2010, respectively. Oil and gas royalty income is dependent upon the number of producing wells, volume extracted, and market prices, none of which are controlled by the Company.

Real Estate. The Company develops and markets residential lots and commercial sites and also sells undeveloped acreage. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. Deltic generally provides the supporting infrastructure as part of the development. Other landowners or developers are Deltic’s competitors in its real estate markets and are seeking the same customer base, with each competitor marketing the benefits of its site locations, related infrastructure or amenities. During 2012, 2011, and 2010, the sales of residential lots and commercial sites as a percentage of consolidated net sales were two percent, four percent, and six percent, respectively. The sale of commercial property can have a significant impact on the Company’s sales but is unpredictable and sporadic.

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

Congress has been considering certain climate control legislation for some time. Due to uncertainties with any proposed legislation, it is difficult to make an assessment of the impact of such legislation upon the Company’s operations until such time as such legislation has been passed, codified, and the appropriate regulation promulgated. The Company will continue to monitor the legislative process and any possible future legislation or regulatory actions and their effects upon its operations.

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

As of January 31, 2013, the Company had 438 employees.

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

Limitations on the Company’s Ability to Harvest Timber

Revenues from the Company’s future operations will depend to a significant extent on its ability to harvest timber pursuant to its harvest plans from its 453,200 acres of timberlands (the “Timberlands”). Harvesting of the Timberlands may be affected by various natural factors, including damage by fire, insect infestation, disease, prolonged drought, severe weather conditions, ice storms, higher than normal amounts of rainfall, and other causes. The effects of these natural factors may be particularly damaging to young timber. To the extent possible, the Company implements measures to limit the risk of damage from such natural causes. The Company is a participant with state agencies and other timberland owners in cooperative fire fighting and fire surveillance programs. In addition, the Timberlands’ extensive system of access roads, firelines, and the physical separation of various tracts provide some protection against fire damage. Nonetheless, one or more major fires on the Timberlands could adversely affect Deltic’s operating results. The Timberlands may also be affected by insect infestation, particularly by the southern pine beetle, and by disease. Additionally, the Timberlands may be affected by severe weather conditions, especially ice storms, tornados, and heavy winds. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting the Timberlands will, in fact, be so limited. As is typical in the forest products industry, the Company does not maintain insurance coverage with respect to damage to the Timberlands. The Company does, however, maintain insurance for loss of logs due to fire and other occurrences following their receipt at the Company’s sawmills.

Operation of Sawmills

The Company’s sawmills are located at Ola in central Arkansas and Waldo in southern Arkansas. The operations of the sawmills are dependent on various factors, and there can be no assurance that the Company will be able to continue such operations at current levels of production or that suspension of such operations may not be required in the future. One such factor is the ability of the Company to procure sufficient logs at suitable prices. The Company obtains logs for its sawmills from the Timberlands, other private sources, and federal lands. As previously discussed, prices for logs are cyclical and affected primarily by demand for lumber and other products produced from logs. Another such factor is the ability of the Company to find an outlet for the large volume of residual wood products that result from the milling process. The Company currently markets such products to third parties for the production of paper and other uses. In addition, the Company sells a significant portion of its residual wood chips to Del-Tin Fiber, a joint venture medium density fiberboard plant, in which the Company owns a 50-percent interest. The continued operation of the sawmills is subject generally to the risk of business interruption in the event of a fire or other natural disaster, regulatory actions, or other causes. Deltic mitigates this risk through the procurement of casualty and business interruption insurance. On January

30, 2013, the Board of Review of the American Lumber Standard Committee approved new design values for all sizes and grades of visually graded Southern Pine dimension lumber. The new design values become effective on June 1, 2013. Using MSR machines and visual lumber graders, the Company is capable of providing several product options to its customers. One such option is MSR lumber. The Company anticipates no material impact to its lumber business from these design value changes.

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

Federal and State Environmental Regulations

The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, the provisions and enforcement of which are expected to become more stringent in the future. The Company has made and will continue to make non-material expenditures to comply with such provisions. Based on currently available information, the Company believes environmental regulation will not materially adversely affect the Company, but there can be no assurances that environmental regulation will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company in the future. In December 2012, the Environmental Protection Agency issued new Major Source Boiler Maximum Achievable Control Technology, “Boiler MACT,” rules that are effective in early 2016. The Company is in the process of reviewing the rules as they apply to the mill facilities and is unable at this time to estimate the cost of compliance with these new rules. Climate control legislation being considered by Congress or potentially more restrictive guidelines issued by governmental regulatory agencies are examples of changes that, if approved, could increase compliance costs as well as direct manufacturing expenses.

Geographic Concentration and Risk Associated with Real Estate Development

The Company’s real estate development projects are located in central Arkansas, specifically, in and west of Little Rock, Arkansas and in Hot Springs, Arkansas. Accordingly, the Company’s real estate operations are particularly vulnerable to any economic downturns or other adverse events that may occur in this region and to competition from nearby residential housing developments. The Company’s results of operations may be affected by the cyclicality of the homebuilding and real estate industries generally. Factors include changes in population growth, general and local economic conditions, such as employment levels, consumer confidence and income, housing demand, new and existing housing inventory levels, availability and cost of financing, mortgage interest rates and foreclosures, and changes in government regulation regarding the environment, zoning, real estate taxes, and other local government fees. In addition, the tightening of credit and the economic recession could delay or deter commercial real estate activity and may affect the Company’s operating results.

General Economic Conditions

The ongoing recovery of the housing industry combined with a steady improvement in the general economy could provide a positive impact to the operating results for the Company. Similarly, a deterioration of the global credit markets could adversely affect the Company’s access to capital. Deltic’s customers’ and suppliers’ ability to obtain financing could negatively affect the Company’s business if their ability to operate or fund transactions is impaired.

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

Information Systems

Secure information technology systems are relied upon to provide the ability to effectively manage the business data, communications, order entry and fulfillment, and other business processes of the Company. These information technology systems and those used by the Company’s third party providers may be vulnerable to damage or interruption by circumstances beyond the Company’s control, including fire, natural disasters, system failures, cyber attacks, and viruses. Deltic has made an assessment of the controls involving the information systems and the related cybersecurity issues and has concluded that the failure of the information technology systems to perform adequately may cause temporary data processing or communication inefficiencies, but would not have a materially adverse effect on Deltic’s business or operations.

Oil and gas leasing and royalty revenue

Deltic receives mineral revenues in the form of oil and gas lease rentals and oil and gas royalties. These properties are operated by other companies and Deltic has no control over the operation or future development of such properties, including compliance with environmental, safety, and other regulations. Oil and natural gas prices, which are volatile, impact the amounts received in royalty revenues and for selling and renewing mineral leases. Therefore, Deltic’s cash flows and results of operation are to a degree dependent on oil and natural gas prices and cannot be predicted or controlled.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, sawmill property, an equity interest in a joint venture producing medium density fiberboard, and residential and commercial real estate held for development and sale. As of December 31, 2012, the Company’s timber and timberlands, sawmills, and investment in real estate held for development and sale consisted of the following:

Timberland acres by state:
Arkansas	445,716
Louisiana	7,324
Texas	152
Sawmill locations and permitted annual capacity in million board feet:
Ola, Arkansas	165
Waldo, Arkansas	225
MDF plant[1] location and permitted annual capacity in million square feet:
El Dorado, Arkansas[2]	150
Real Estate properties in acres:
Little Rock, Arkansas	5,695
Hot Springs, Arkansas	791
Real Estate sales office building in Little Rock, Arkansas

1 This table shows the full capacity of this facility that is owned by a joint venture in which Deltic owns a 50-percent interest.

2 This capacity is based upon a  3/4-inch panel thickness.

(For further information on the location and type of the Company’s properties, see the descriptions of the Company’s operations in Item 1.)

Item 3.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The age (at January 1, 2013), present corporate office, and length of service in office of each of the Company’s executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

Ray C. Dillon - Age 57; President and Chief Executive Officer and a director of the Company, effective July 1, 2003. Prior to joining the Company, Mr. Dillon was employed at Gaylord Container Corporation, where from April 2000 through December 2002, he was Executive Vice President, and preceding his election as Executive Vice President, he was Vice President, Primary Product Operations from April 1997.

Kenneth D. Mann - Age 53; Vice President, Treasurer, and Chief Financial Officer, effective May 1, 2007. From September 2004 to April 2007, Mr. Mann was Controller. From September 2002, to September 2004, Mr. Mann was Manager of Corporate Governance and Investor Relations. From January 1997 to September 2002, Mr. Mann was Assistant Controller.

Jim F. Andrews, Jr.—Age 48; Vice President, General Counsel, and Secretary, effective October 15, 2010. From July 2001 to October 2010, Mr. Andrews served as in-house legal counsel for the Company.

Kent L. Streeter - Age 52; Vice President of Operations, effective November 16, 2003. Prior to joining the Company, Mr. Streeter was Operations Manager of a large paper mill located in the Southeastern United States from January 1997, which has been owned since April 2002, by Temple-Inland, Inc. and prior to that by Gaylord Container Corporation.

David V. Meghreblian - Age 54; Vice President of Real Estate, effective November 16, 2003. From May 2000 to November 2003, Mr. Meghreblian was Vice President of Operations for the Company. From November 1996 to April 2000, Mr. Meghreblian was General Manager of Planning and Investor Relations for Deltic. Prior to such time, Mr. Meghreblian was General Manager of Project Development, a position he held beginning in November 1995.

Byrom L. Walker - Age 51; Controller, effective May 1, 2007. From March 2006 to May 2007, Mr. Walker was Manager of Financial Reporting. Prior to joining the Company, Mr. Walker was Corporate Controller for Teris, LLC, a division of Suez S.A., a position he held from 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol “DEL”. The following table sets forth the high and low prices, along with the quarterly dividends paid, for each of the quarters indicated:

	Sales Price		Dividend per
	High	Low	Common Share
2012
First Quarter	$72.02	59.91	.075
Second Quarter	$64.49	53.47	.075
Third Quarter	$69.22	58.37	.075
Fourth Quarter	$71.50	59.75	.075

2011
First Quarter	$66.99	55.50	.075
Second Quarter	$74.43	49.53	.075
Third Quarter	$60.60	46.89	.075
Fourth Quarter	$76.03	55.96	.075

Common stock dividends were declared to be paid for each quarter during 2012 and 2011. As of December 31, 2012, there were approximately 871 stockholders of record of Deltic’s common stock.

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. On December 13, 2007, Deltic announced an expansion of its repurchase program by $25 million. There is no stated expiration date regarding this authorization. There were no purchases of shares under the program in 2012. Information pertaining to this plan for the fourth quarter of 2012 is presented in the table below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2012	—	—	—	$20,434,011

November 1 through November 30, 2012	—	—	—	$20,434,011

December 1 through December 31, 2012	—	—	—	$20,434,011

Information regarding securities authorized for issuance under equity compensation plans required by this item is contained in Item 12 of this Form 10-K and is incorporated herein by reference.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities (cont.)

The graphed stock performance represents the cumulative total return for the Company’s common stock compared to issuers with similar capitalization and to peer industry issuers for the period December 31, 2007, through December 31, 2012. The calculated returns assume an investment of $100 on December 31, 2007, and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2012.

(Thousands of dollars, except per share amounts)	2012	2011	2010	2009	2008
Results of Operations for the Year

Net sales	$140,908	121,847	141,623	112,012	129,524
Operating income	$17,132	7,459	17,909	5,870	7,505
Net income	$9,235	2,659	12,397	3,688	4,384
Comprehensive income/(loss)	$4,861	(4,344)	14,880	5,386	(915)
Earnings per common share
Basic	$.73	.21	.99	.30	.35
Assuming dilution	$.73	.21	.99	.30	.35
Cash dividends declared per common share	$.30	.30	.30	.30	.30
Net cash provided/(required) by
Operating activities	$24,082	14,639	28,898	16,914	10,890
Investing activities	$(16,835)	(11,112)	(864)	(25,772)	(19,985)
Financing activities	$(4,925)	(4,067)	(28,986)	11,228	835
Percentage return on
Average stockholders’ equity	4.0	1.2	5.6	1.8	2.0
Average borrowed and invested capital	4.6	2.3	5.3	2.5	3.4
Average total assets	2.7	.8	3.5	1.1	1.3

Capital Expenditures for the Year

Woodlands	$18,553	7,817	6,144	25,075	11,436
Mills	$2,478	3,570	5,330	3,006	6,874
Real Estate	$2,996	4,223	3,859	4,464	11,222
Corporate	$7	87	235	160	122

	$24,034	15,697	15,568	32,705	29,654

Financial Condition at Year-End

Working capital	$5,566	3,618	2,520	5,414	4,069
Current ratio	1.43 to 1	1.28 to 1	1.16 to 1	1.41 to 1	1.34 to 1
Total assets	$353,209	341,870	343,273	352,203	334,733
Long-term debt	$63,000	64,000	65,611	91,222	75,833
Stockholders’ equity	$232,230	227,123	230,011	216,299	213,164
Long-term debt to stockholders’ equity ratio	.271 to 1	.282 to 1	.285 to 1	.422 to 1	.356 to 1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 453,200 acres of timberland, mainly in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas (the “Ola Mill”) and at Waldo in south Arkansas (the “Waldo Mill”). Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development in the central Arkansas area. The Company also holds a 50 percent interest in Del-Tin Fiber, LLC (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”). On February 13, 2013, Deltic entered into an agreement to purchase the other 50 percent membership interest in Del-Tin Fiber currently owned by TIN, Inc., a wholly owned subsidiary of Temple-Inland Inc., a wholly owned subsidiary of International Paper Company. Upon completion of the transaction, the Company will hold 100 percent of the membership interest in the Arkansas limited liability company, which owns and operates the medium density fiberboard plant in El Dorado, Arkansas.

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

The wood products business is affected by a number of factors, including general economic conditions, U.S. employment levels, interest rates, credit availability and associated costs, lumber and building product imports, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, fuel costs, and weather conditions. During 2012, the U.S. housing market began to show signs of improvement. Year-over-year increases in the rate of new single-family home starts and sales led to increased lumber demand and ultimately higher average lumber sales prices. Supporting the upward momentum were improved employment levels combined with record-low mortgage rates. The recovery currently occurring in the U.S. housing market appears to be poised to continue into 2013. Given its relative size and the nature of most commodity markets, the Company has little or no influence over the market’s pricing levels for its wood products. Deltic will continue to rely on its vertical integration strategy to achieve the maximum performance from the Company’s diverse asset base. Accordingly, Deltic’s management will look for circumstances to capture market-driven opportunities while increasing manufacturing productivity, managing operating hours to meet market demand, and controlling costs and expenses to the extent possible.

Significant accomplishments for the Company’s operating segments during the year of 2012 include: (1) the Woodlands segment’s harvest of approximately 607,000 tons of pine sawtimber and approximately 475,000 tons of pine pulpwood, and the sale of approximately 1,800 acres of non-strategic timberland; (2) the acquisition of approximately 10,000 acres of strategic pine-growing timberland; (3) the Mills segment’s achievement of record levels for both operating income and hourly productivity rates; and (4) the Real Estate segment’s sales of 50 residential lots at an average sales price of $69,600 per lot.

The Woodlands segment is the Company’s core operating segment and the foundation for its vertical integration model. It reported operating income of $18.4 million, a 10 percent decrease from 2011 results, primarily due to decreased revenues from harvested pine sawtimber, sales of fewer acres of non-strategic timberland, and lower net revenues from oil and gas royalties. Partially offsetting these decreases were higher pine pulpwood revenues and a lower cost of fee timber harvested. The pine sawtimber harvest volume for 2012 was 607,000 tons compared to 606,000 tons in 2011, and the average sales price declined four percent to $22 per ton. The 2012 pine pulpwood harvest volume was 475,000 tons, a six percent increase from 2011, while the $8 per ton average sales price was the same for both years. The Company continues to manage the harvest level of its forests on a sustainable-yield basis.

Over the long-term, there has been some correlation between pine lumber prices and pine sawtimber prices, but in the short-term, the geographical size differential between the pine lumber and pine sawtimber markets can result in the two acting somewhat independently of each other. Pine sawtimber markets operate within local areas, with sales being mainly to sawmills. These mills are subject to a relatively fixed level of raw material requirements that is driven by the facilities’ required production levels. These production levels and weather within a region can influence the price of pine sawtimber. Changes in pricing levels within the lumber market typically do not have an immediate effect on the existing demand for raw materials in the short-term; therefore, the resulting impact on pine sawtimber prices will usually lag in timing and will be less volatile than that of the market for pine lumber. This trend would also be true in the short-term during times of a depressed lumber market. Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the size or existence of markets for manufactured lumber and other wood products.

Timberland designated as higher and better use consists of tracts with market values that exceed the land’s worth as a pine timber growing platform. Deltic’s approximately 57,000-acre timberland holdings in the expanding westward growth corridor of Little Rock, Arkansas, is an example of such land. Non-strategic timberland acres are composed of tracts of hardwood bottomland that are unsuitable for growing pine timber, tracts of pine timberland that are too small to allow efficient timber management, tracts geographically isolated from other Company fee lands, or any other acreage not deemed strategic to Deltic’s operations or growth. In 2012, approximately 1,800 acres of non-strategic timberland, primarily hardwood bottomland, were sold. Utilizing these proceeds and cash flow generated by its operations, Deltic purchased approximately 10,000 acres of pine-producing timberland.

In addition to timber sales, the Company receives other benefits from land ownership that is reported as income in the Woodlands segment such as revenues from hunting leases, oil and gas lease rentals and royalties, and land easements payments. The segment reported hunting lease income of $2.3 million in 2012 and $2.2 million in 2011. Total oil and gas revenues, consisting of lease rentals and net royalties, were $4.9 million in 2012, compared to $6.4 million in 2011. The Company has under lease or held by production approximately 21,100 net mineral acres in the Fayetteville Shale Play, an unconventional natural gas reservoir being developed in the state of Arkansas. During 2012, the Company received net royalty payments of $2.3 million from gas produced from wells in which the Company has a royalty interest in the Fayetteville Shale Play, compared to $3.3 million in 2011. The decrease was due to lower natural gas prices but was partially offset by an increase in the number of producing natural gas wells in which the Company has a royalty interest. The Company’s total net oil and gas royalty income, inclusive of the Fayetteville Shale Play, was $2.7 million in 2012 and $3.9 million in 2011. Total income from oil and gas lease rentals was $2.2 million in 2012 and $2.5 million in 2011. The ultimate benefit to Deltic from oil and gas leases remains speculative and unknown to the Company and is contingent on the successful completion of producing wells on Company lands and the prices received for crude oil and natural gas.

The Mills segment reported operating income of $18.1 million in 2012, an increase of $17.1 million from 2011, due to improved prices received for lumber sold combined with an increased sales volume. The improved lumber market was primarily due to an increased demand for lumber caused by the improvement in housing starts. Some economic forecasts indicate the housing recovery will continue throughout 2013. However, the possibility exists for current sawmills to further increase production in response to the higher lumber demand or that new lumber production capacity could be constructed, and if the level of consumption doesn’t continue to outpace production, prices could be impacted. As with any commodity market, the Company expects the historical volatility of lumber prices to continue in the future, and management will continue to respond timely by adjusting production levels to match market demand. Since commodity-based markets rarely benefit from real price growth, after inflation, Deltic focuses on improving production efficiencies and the cost structure for its lumber mills, as evidenced by the continued year-over-year unit cost reduction and improved hourly productivity rates in its manufacturing operations.

The Real Estate segment reported an operating loss of $2.1 million in 2012, a decline from break-even results in 2011 mainly due to no sales of commercial acreage in 2012. However, the number of residential lots sold increased by 19 to 50 lots, and the average sales price per lot increased $6,100, to $69,600 per lot, due to the mix of lots sold.

At December 31, 2012, there were 16 residential lots under contract to sell in Chenal Valley and the number of developed but uncommitted residential lots in Chenal Valley, Chenal Downs, and Red Oak Ridge were 152, 11, and 42, respectively. The Company continues to focus on the long-term financial returns from the total build-out of the Chenal Valley and Red Oak Ridge developments and deems the recent negative trends to reflect anticipated fluctuation, which will have a minimal impact on the overall real estate business model.

A tabular summary of Deltic’s residential real estate activity is as follows:

Residential Lots		Lots Sold in 2012	Lots Sold Since Inception	Unsold Developed Lots	Future Lots to Develop	Estimated Total Lots

Development	Market
Chenal Valley	Little Rock	44	2,607	168	2,125	4,900
Chenal Downs	Little Rock	1	65	11	—	76
Red Oak Ridge	Hot Springs	4	93	42	865	1,000
Acquired lots	Various	1	6	6	—	—

		50	2,771	227	2,990	5,976

There were no sales of commercial real estate within the boundaries of the Chenal Valley development in 2012 compared to the sale of 27 acres in 2011. Future trends for commercial real estate sales are difficult to predict, and prices are influenced by multiple factors, which include intended use of the site, property location, and acres available. There is no commercial acreage included in the Chenal Downs development. Red Oak Ridge, the Company’s Hot Springs area development, will include a small amount of commercial acreage to be determined by the actual land usages. The Company will begin to develop and offer commercial sites as this development’s population density increases.

A tabular summary of Deltic’s commercial real estate activity is as follows:

Commercial Acres		Acres Sold in 2012	Acres Sold Since Inception	Acres Remaining	Estimated Total Acres

Development	Market
Chenal Valley	Little Rock	—	391	415	806

Deltic’s real estate activities primarily involve residential lots and commercial acreage; however, the Company has constructed a small number of speculative homes in the Red Oak Ridge development to serve as a catalyst for increasing lot sales activity. This activity has been reviewed for potential triggering events that would require impairment testing, as appropriate. However, management is of the opinion that no such event has occurred.

A tabular summary of Deltic’s speculative home activity is as follows:

Development	Market	Homes Sold in 2012	Homes Constructed Since Inception	Homes Sold Since Inception	Homes Unsold
Red Oak Ridge	Hot Springs	1	15	10	5

Equity in earnings of Del-Tin Fiber was $1 million in 2012, an increase of $.7 million from 2011. The increase was due primarily to increased sales volume and a higher average per-unit sales price, as Del-Tin Fiber benefitted from an improved market for medium density fiberboard.

Significant Events

On February 13, 2012, International Paper Company completed its acquisition of Temple-Inland, Inc., Deltic’s joint venture partner in Del-Tin Fiber. Temple-Inland, Inc. is a wholly owned subsidiary of International Paper Company. The acquisition did not change the operating agreement of Del-Tin Fiber.

On February 13, 2013, Deltic entered into an agreement to purchase the remaining 50 percent interest in Del-Tin Fiber from International Paper (through its subsidiary TIN, Inc.) on or before April 30, 2013.

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the three years ended December 31, 2012, 2011 and 2010. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2012	2011	2010
Net sales
Woodlands	$37.3	40.2	43.5
Mills	105.9	83.9	99.4
Real Estate	11.0	12.3	16.0
Eliminations	(13.3)	(14.6)	(17.3)

Net sales	$140.9	121.8	141.6

Operating income
Woodlands	$18.4	20.4	24.4
Mills	18.1	1.0	7.3
Real Estate	(2.1)	—	2.2
Corporate	(17.4)	(14.3)	(16.0)
Eliminations	.1	.4	—

Operating income	17.1	7.5	17.9

Equity in earnings of Del-Tin Fiber	1.0	.3	4.1
Interest income	—	—	.1
Interest and other debt expense, net of capitalized interest	(4.1)	(4.0)	(3.4)
Income taxes	(4.8)	(1.1)	(6.3)

Net income	$9.2	2.7	12.4

Earnings per common share
Basic	$.73	.21	.99
Assuming dilution	$.73	.21	.99

Consolidated

Net income for 2012 was $9.2 million, $6.5 million more than 2011 due to increased operating income from the Company’s Mills operating segment and equity in earnings of Del-Tin Fiber, partially offset by lower operating results from the Woodlands and Real Estate segments and higher Corporate general and administrative expenses. Net income for 2011 was $9.7 million less than in 2010 due to decreased operating income from all three operating segments and to decreased equity in earnings of Del-Tin Fiber, partially offset by decreased Corporate general and administrative expenses.

Operating income for 2012 increased $9.6 million when compared to 2011. The Woodlands segment decreased $2 million due to a lower per-ton average sales price for pine sawtimber sold, fewer acres of timberland sold, and lower revenues from oil and gas royalties, partially offset by increased revenues from pine pulpwood harvested and a lower cost of fee timber harvested. The Mills segment’s operating income increased $17.1 million due to increased sales volume and a higher average sales price per MBF of lumber sold. The Real Estate segment’s operating income decreased $2.1 million primarily due to no sales of commercial acreage in 2012, partially offset by an increase in the number of residential lots sold when compared to 2011. Corporate operating expense increased by $3.1 million due to higher general and administrative expenses, primarily resulting from employee pension and post-retirement benefit obligations and incentive plan expense accruals. Equity in earnings of Del-Tin Fiber reported an increase of $.7 million due to increased sales volume and a higher per-unit average sales price.

Operating income for 2011 decreased $10.4 million when compared to 2010. The Woodlands segment decreased $4 million due primarily to a lower per-ton average sales price for timber sold and fewer timberland acres being sold; partially offset by increased oil and gas lease rentals and royalty revenues; decreased operating expenses, after net timber hauling activities; and by reduced cost of fee timber harvested. The Mills segment’s operating income decreased $6.3 million due to a lower average sales price per MBF of lumber sold and decreased sales volume, partially offset by a lower per-unit cost of lumber sold. The Real Estate segment’s financial results decreased $2.2 million, primarily due to lower margins realized from residential lots and commercial acres sold in 2011, when compared to 2010. Corporate operating expense decreased by $1.7 million due to lower general and administrative expenses. Equity in earnings of Del-Tin Fiber decreased $3.8 million due primarily to a lower sales volume, a lower per-unit average sales price, and increased raw material costs.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	2012	2011	2010
Net sales (millions of dollars)
Pine sawtimber	$13.1	14.2	16.8
Pine pulpwood	4.0	3.7	3.9
Hardwood sawtimber	.3	.3	.9
Hardwood pulpwood	.9	.8	1.2
Oil and gas lease rentals	2.2	2.5	2.0
Oil and gas royalties	3.3	4.4	4.2
Hunting leases	2.3	2.2	2.0

	2012	2011	2010
Sales volume (thousands of tons)
Pine sawtimber	607	606	610
Pine pulpwood	475	449	344
Hardwood sawtimber	9	10	26
Hardwood pulpwood	72	113	119

Sales price (per ton)
Pine sawtimber	$22	23	27
Pine pulpwood	8	8	11
Hardwood sawtimber	38	30	36
Hardwood pulpwood	12	7	10

Timberland
Net sales (millions of dollars)	$2.8	4.1	6.6
Sales volume (acres)	1,776	2,726	4,061
Sales price (per acre)	$1,600	1,500	1,600

Total net sales in 2012 decreased $2.9 million, or seven percent, when compared to 2011. The per-ton sales price for pine sawtimber decreased four percent to $22, while the harvest volume remained essentially the same as the prior year. The pine pulpwood harvest volume was higher by six percent, while the average per-ton sales price of $8 was the same for both years. Oil and gas royalty revenues decreased $1.1 million due to lower natural gas pricing while production volume increased 21 percent due to production from additional wells drilled. Revenues from timberland sales decreased $1.3 million due to fewer acres being sold in 2012.

Total net sales in 2011 decreased $3.3 million, or eight percent, when compared to 2010. The pine sawtimber per-ton price decreased 15 percent to $23, while the harvest volume was slightly lower. The pine pulpwood harvest volume was higher by 31 percent, but the average per-ton sales price of $8 was 27 percent lower. The hardwood sawtimber harvest volume was 61 percent lower than 2010, and the average per-ton sales price of $30 was 17 percent lower. The hardwood pulpwood harvest volume was five percent lower than in 2010, and the average per-ton sales price of $7 was 30 percent lower. Oil and gas lease rental income increased $.5 million from 2010, and royalty revenues increased $.2 million. Sales of timberland decreased $2.5 million due to fewer acres sold at lower average per-acre sales price. Revenues from easements and rights-of-way decreased $.3 million, while revenue from hauling fee stumpage to other mills increased $2.6 million.

Operating income for the Woodlands segment for 2012 decreased $2 million, or ten percent, from 2011, due to the items affecting net sales, partially offset by lower cost of timberland sold due to fewer acres sold and the lower cost of fee timber harvested.

Operating income for the Woodlands segment for 2011 decreased $4 million, or 16 percent, from 2010, due to the items affecting net sales and to increased costs for hauling fee stumpage to other mills, partially offset by lower salaries and benefits, silviculture expense, road maintenance on Company fee timberlands, and cost of fee timber harvested.

Mills

Selected financial and statistical data for the Mills segment is shown in the following table.

	2012	2011	2010
Net sales (millions of dollars)
Lumber	$84.4	64.5	78.4
Residual products	16.1	14.5	16.2

Lumber
Finished production (MMBF)	271	249	265
Sales volume (MMBF)	273	254	271
Sales price (per MBF)	$309	254	290

Net sales in 2012 increased $22 million, or 26 percent, when compared to 2011. The increase was due to a 7 percent higher lumber sales volume combined with a $55, or 22 percent, higher sales price per MBF of lumber sold. The increased sales volume was due to increased market demand and the Company’s ability to meet that demand with production increases due to improved operating efficiencies and an increase in hours operated.

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

Operating income for the Mills segment for 2012 increased $17.1 million due to increased lumber sales volume and a higher average sales price, combined with lower per-unit manufacturing costs. The decrease in the Mills segment operating income in 2011 from 2010 was due to a reduced sales volume and a lower average sales price, partially offset by lower per-unit manufacturing costs primarily due to lower raw material log cost and improved operating efficiencies.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	2012	2011	2010
Net sales (millions of dollars)
Residential lots	$3.5	2.0	2.3
Commercial acres	—	3.2	6.3
Speculative homes	.5	—	—
Chenal Country Club	6.7	6.8	6.8

Sales volume
Residential lots	50	31	28
Commercial acres	—	27	19
Speculative homes	1	—	—
Average sales price (thousands of dollars)
Residential lots	$70	63	81
Commercial acres	—	117	334
Speculative homes	491	—	—

The Real Estate segment’s net sales for 2012 decreased $1.3 million, or 11 percent, from 2011 due to no sales of commercial acreage in 2012, partially offset by sales of 19 more residential lots in 2012 than in 2011 and the sale of a speculative home in 2012.

Net sales for 2011 decreased $3.7 million, or 23 percent, compared to 2010 due to a decrease in the average per-acre sales price received for commercial acreage sold and to a lower average sales price per residential lot sold in 2011 due to the sales mix.

The 2012 changes in the Real Estate segment’s operating income were primarily due to the same factors impacting net sales, combined with an increased cost of real estate sold and an increased cost of sales at Chenal Country Club. The changes in the Real Estate segment’s operating income from 2010 to 2011 were due primarily to the same factors impacting net sales, partially offset by decreased operating expenses.

Corporate

The $3.1 million increase in operating expense for Corporate functions in 2012, when compared to 2011, was due to higher general and administrative expenses, primarily employee incentive plan expenses resulting from the improved financial results for the year, and higher pension and postretirement benefits obligations.

The $1.7 million decrease in operating expense for Corporate functions in 2011, when compared to 2010, was due to lower general and administrative expenses, primarily employee incentive plan expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands segment to the Mills segment were $13.3 million in 2012, $14.6 million in 2011, and $17.3 million in 2010. The $1.3 million decrease in 2012 and the $2.7 million decrease during 2011 were due primarily to lower per-ton average for logs transferred to Company Mills.

Equity in Del-Tin Fiber

For the year ended December 31, 2012, equity in Del-Tin Fiber recorded by the Company was $1 million compared to $.3 million in 2011, and $4.1 million in 2010.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	2012	2011	2010
Net sales (millions of dollars)	$70.2	64.3	71.7
Finished production (MMSF)	119.9	116.3	128.0
Sales volume (MMSF)	120.1	116.3	130.0
Sales price (per MSF)	$523	493	501

Sales volume at Del-Tin Fiber for 2012 increased three percent from 2011, in addition to a $30, or six percent, increase in the average per-unit sales price as the market for medium density fiberboard improved.

Sales volume for 2011 decreased ten percent from 2010, with a two percent decrease in the average per-unit sales price. The decrease in both sales price and volume was due to a softer MDF market.

Interest Expense

Interest expense for 2012 was essentially unchanged from 2011 amounts. Interest expense for 2011 increased $.5 million, when compared to 2010, due to a higher interest rate.

Income Taxes

The effective income tax rate was 34 percent, 30 percent, and 34 percent in 2012, 2011, and 2010, respectively. The increase in effective income tax rate for 2012, when compared to 2011, was due primarily to the reduced effect of permanent tax benefits due to the increased pretax income. The decrease in the effective income tax rate for 2011, when compared to 2010, was due primarily to the effect of increased permanent tax benefits on lower operating income.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $24.1 million for the year ended December 31, 2012, which compares to $14.6 million for 2011, and $28.9 million for 2010. Changes in operating working capital other than cash and cash equivalents provided cash in 2012 of $2.5 million, while requiring cash in 2011 of $.9 million, and provided cash of $2.3 million in 2010. The Company’s accompanying Consolidated Statements of Cash Flows and Note 17 of the Consolidated Financial Statements identify other differences between income and cash provided by operating activities for each reported year.

Total capital expenditures, by segment, for the years ended December 31, 2012, 2011, and 2010, are presented in the following table.

(Millions of dollars)	2012	2011	2010
Woodlands, including non-cash land exchanges	$18.5	7.8	6.2
Mills	2.5	3.6	5.3
Real Estate, including development expenditures	3.0	4.2	3.9
Corporate	—	.1	.2

Total capital expenditures	24.0	15.7	15.6
Non-cash land exchanges	—	(.1)	(.2)

Total capital expenditures requiring cash	$24.0	15.6	15.4

Woodlands capital expenditures included timberland acquisitions of approximately 10,000 acres at a cost of $14.5 million in 2012, 2,000 acres at a cost of $3.3 million in 2011, and 1,300 acres at a cost of $1.6 million in 2010. Reforestation site preparation and planting required $3.9 million in 2012, $4.4 million in 2011, and $3.6 million in 2010, and were the result of expansion of the Company’s planting program due to final harvests of mature stands necessitating regeneration and to recent acquisitions of timberland. In addition, the Company spent $.6 million for construction of roads on Company fee timberlands in 2010.

The majority of capital expenditures at the Ola Mill during 2012 were maintenance related and included $.8 million for various system upgrades and replacements, $.3 million for truck scales, $.2 million to complete the MSR lumber machine installation, and $.1 million for a planer sorter. Capital expenditures at the Waldo Mill included $.2 million for a debarker replacement, $.2 million for kiln upgrades, and $.7 million for various system upgrades and replacements.

The majority of capital expenditures at the Ola Mill during 2011 were maintenance related and included $.8 million for various system upgrades and replacements, $.4 million for a MSR machine, and $.1 million for new forklifts. Capital expenditures at the Waldo Mill included $.9 million for boiler upgrades, $.3 million for forklifts, $.2 million for kiln upgrades and carts, $.2 million for a new fence unit at the trimmer, and $.4 million for various system upgrades and replacements.

The majority of capital expenditures at the Ola Mill during 2010 were maintenance related and included $.7 million for various system upgrades and replacements, $.4 million for hardsurfacing, $.3 million for new forklifts, and $.2 million for additional land at the plant site. Capital expenditures at the Waldo Mill included $1.3 million for boiler upgrades, $.7 million for log loaders and forklifts, $.4 million for hardsurfacing, $.3 million for a MSR machine, $.3 million for mill air compressors, $.4 million for kiln upgrades and carts, and $.3 million for various system upgrades and replacements.

Capital expenditures for Real Estate operations related to the cost of residential lot development totaled $1 million in 2012, $.2 million in 2011, and $.6 million in 2010. Capital expenditures for commercial development totaled $.2 million in 2012, $.8 million in 2011, and $.1 million in 2010. There were no land acquisitions in 2012, 2011, or 2010. Infrastructure-related projects required $1 million in 2012, $1.6 million in 2011, and $2.2 million in 2010. Golf course renovations totaled $.7 million in 2011, and $.4 million in 2010. Expenditures for course maintenance equipment totaled $.2 million in 2012, 2011, and 2010. The Company expended $.5 million in both 2012 and 2011 on clubhouse renovations at Chenal Country Club.

Deltic had commitments of $16.4 million for capital projects in progress at December 31, 2012. Commitments included $8.5 million on pending land acquisitions. The Mills segment had committed $2.2 million to replace lumber storage sheds, $2 million for kiln improvements, $.7 million for gang saw optimization and control improvement, and $.3 million for maintenance capital. The Real Estate segment had committed $2.3 million for residential and commercial site development and infrastructure and $.3 million on land acquisitions.

The net change in purchased stumpage inventory provided cash of $1.2 million in 2012, required cash of $.8 million in 2011, and provided cash of $1.2 million in 2010. Advances to Del-Tin Fiber by the Company amounted to $2.2 million, $1.8 million, and $1.8 million, in 2012, 2011, and 2010, respectively. The Company received cash repayments from Del-Tin Fiber of $4 million in 2012, $3.3 million in 2011, and $6.7 million in 2010. Funds held by trustees to be used to acquire timberland designated as “replacement property” as required for income tax-deferred exchanges decreased $.6 million in 2012, increased $.6 million in 2011, and decreased $4.1 million in 2010. Initiation fees received from members joining Chenal Country Club are accounted for as a reduction in cost basis of the club rather than net sales and amounted to $.4 million in 2012, $.3 million in 2011, and $.4 million in 2010.

During 2012, Deltic borrowed $18 million under its revolving credit facility, repaid $19 million on the revolver, and paid the final installment of $1.1 million to Modern Woodmen of America for a net debt reduction of $2.1 million. During 2011, Deltic borrowed $15.5 million under its revolving credit facility and repaid $17.1 million of debt. During 2010, Deltic borrowed $20.3 million under its revolving credit facility and repaid $45.9 million of debt.

There were no purchases of treasury stock in 2012, 2011, or 2010. Cash required to pay common stock dividends totaled $3.8 million in 2012 and 2011, and $3.7 million in 2010. Proceeds from stock option exercises amounted to $1.2 million, $2.5 million, and $.6 million, in 2012, 2011, and 2010, respectively. Tax benefits from exercises of stock-based compensation were $.6 million in 2012, $.7 million in 2011, and $.2 million in 2010. The Company incurred $1.1 million in fees to facilitate an amendment and extension of its unsecured and committed revolving credit facility in 2011, while there were no such costs in 2012 or 2010. Costs of $.7 million in 2012 and 2011, and $.3 million in 2010, were paid for commitment fees related to Deltic’s revolving credit facility.

Financial Condition

Working capital at year-end totaled $5.6 million in 2012 and $3.6 million in 2011. Deltic’s working capital ratio at December 31, 2012, was 1.43 to 1 compared to 1.28 to 1 at the end of 2011. Cash and cash equivalents at the end of 2012 were $5.6 million compared to $3.3 million at the end of 2011. The total indebtedness of the Company at December 31, 2012 decreased to $63 million from $65.1 million at December 31, 2011. Deltic’s long-term debt to stockholders’ equity ratio was .271 to 1 at December 31, 2012, compared to .282 to 1 at the end of 2011.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, expanding lumber production as market conditions allow, and developing residential and commercial properties at Chenal Valley and Red Oak Ridge. The Company’s capital expenditures budget for the year 2013 provides for expenditures totaling $37.6 million. Capital and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company’s estimated cash flows from operations, borrowings, or repayments under credit facilities, or general economic conditions.

To facilitate these growth plans, the Company has an agreement with a group of banks which provides an unsecured and committed revolving credit facility. As of December 31, 2012, this facility totaled $297.5 million, with $274.5 million available and includes an option to request an increase of $50 million in revolving commitments. The facility will mature September 9, 2015. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 9 to the consolidated financial statements.)

The table below sets forth the most restrictive ratio requirements of the covenants in the credit facility and Senior Notes Payable and the status with respect to these covenants as of December 31, 2012 and 2011.

	Covenants Requirements		Actual Ratios at Dec. 31, 2012	Actual Ratios at Dec. 31, 2011
Leverage ratio should be less than:[1]	.60 to 1		.253 to 1	.262 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	44.15%	43.47%

Fixed charge coverage ratio should be greater than:[3]	2.50 to 1		5.39 to 1	3.89 to 1

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

[2]

Timber market value must be greater than 200 percent of total debt (as defined in (1) above.) The timber market value is calculated by multiplying the average price received for sales of timber for the preceding four quarters by the current quarter’s ending inventory of timber. This covenant is applied at the end of the quarter on a rolling four-quarter basis. The revolving credit facility requirement is for the timber market value to be greater than 175 percent of total debt (as defined in (1) above).

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

Based on management’s current operating projections, the Company believes it will remain in compliance with the debt covenants and have sufficient liquidity to finance operations and pay all obligations including the commitment for the purchase of the additional 50 percent interest in Del-Tin Fiber. However, depending on market conditions and in the event of economic deterioration, the Company could request amendments, waivers for the covenants, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers or negotiate agreeable refinancing terms should it become needed.

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of December 31, 2012, the Company had expended $14.6 million under this program, with the purchase of 370,530 shares at an average cost of $39.28 per share; 35,571 shares were purchased in 2009, 129,996 shares were purchased in 2008, 101,914 shares were purchased under this program in 2007, and seven shares in 2006. There were no shares purchased in 2012 or 2011. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber, through an agreement with multiple lending institutions, refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with this refinancing. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($14.5 million at December 31, 2012) of Del-Tin Fiber’s obligations under its credit agreement. Deltic considers the status of the payment and performance risk of this guarantee to be low based on the length of time remaining on the bond issue. On February 13, 2012, International Paper Company completed its acquisition of Temple-Inland Inc., Deltic’s joint venture partner in Del-Tin Fiber. Temple-Inland, Inc. is now a wholly owned subsidiary of International Paper Company. The acquisition did not change the operating agreement of Del-Tin Fiber.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. These plans consist of a health care plan which is contributory with participants’ contributions adjusted as needed and a noncontributory life insurance plan. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way, or which would cause the 2012 reported plan information not to be necessarily indicative of future operating performance or future financial condition. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 15 to the consolidated financial statements.)

As of December 31, 2012, the Company is not involved in any unconsolidated special-purpose entity transactions.

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2013	2014 to 2015	2016 to 2017	After 2017
Contractual cash payment obligations
Woodlands committed capital costs	$8.5	8.5	—	—	—
Real estate development committed capital cost	3.9	1.1	2.8	—	—
Mills committed capital cost	.1	.1	—	—	—
Acquisition of Del-Tin Fiber	5.2	5.2	—	—	—
Long-term debt	63.0	—	23.0	40.0	—
Interest on debt[1]	10.7	2.8	5.5	2.4	—
Qualified retirement plan[2]	2.2	2.2	—	—	—
Nonqualified retirement plan[3]	2.9	.2	.5	.6	1.6
Other postretirement benefits[4]	5.3	.4	.8	.9	3.2
Other liabilities	5.9	4.1	1.5	.3	—
Unrecognized tax benefits	1.3	.1	1.2	—	—

	$109.0	24.7	35.3	44.2	4.8

(Millions of dollars)	Total	During 2013	2014 to 2015	2016 to 2017	After 2017
Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber[5]	$29.7	—	—	29.7	—
Timber cutting agreements	.5	.5	—	—	—
Letters of credit	.7	.2	.3	.2	—

	$30.9	.7	.3	29.9	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

[5]	Represents the entire guarantee which Deltic entered into an agreement to purchase from International Paper on or before April 30, 2013.

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

Other Matters

Impact of Inflation — General inflation has not had a significant effect on the Company’s operating results during the three years ended December 31, 2012. The Company’s timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy, employment levels, new and existing housing inventories, lending restrictions, and long-term interest rates, specifically as such may manifest themselves in the central Arkansas region.

Market Risk - Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended December 31, 2012. Deltic held various financial instruments at December 31, 2012 and 2011, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from contractual debt guarantees and letters of credit issued for the benefit of Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to the previous tabular summary of the Company’s other commercial commitment expirations and to Note 13 to the consolidated financial statements.)

Interest Rate Risk - The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments’ fair value, but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company’s long-term debt, including current maturities, and letters of credit at December 31, 2012 were $68 million, and $.7 million, respectively. A one percentage-point increase in prevailing interest rates would result in decreases in the estimated fair value of long-term debt by $1.7 million, while the fair value of contractual guarantees and the Company’s letters of credit would be unchanged. Fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities.

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

1)	Investment in Real Estate Held for Development and Sale — Real estate held for development and sale includes direct costs of land, land development, and indirect costs, including amenities. Indirect and amenity costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated to the specific neighborhood or commercial real estate tract, while indirect costs for the Company’s three development areas – Chenal Valley, Chenal Downs, and Red Oak Ridge – are allocated to neighborhoods over the entire respective development area based on relative retail values. Management makes the determination of future indirect development costs and the potential future retail value and in so doing considers, among other factors, the cost projections for its development plans provided by independent professional engineering consultants and retail values as provided by independent appraisers.

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

Deltic’s investment in real estate held for development and sale primarily consists of residential lots, commercial tracts, and undeveloped acreage marketed to others for further development. Deltic periodically evaluates its holdings for indications of conditions that would lead to an impairment analysis as required by accounting for subsequent measurement of property, plant, and equipment. Our investment in real estate is mainly comprised of former legacy timberland and thus has a low cost basis. Margins on Deltic’s residential real estate average 47 percent, while commercial real estate margins are 83 percent. The central Arkansas area, where Deltic’s developments are located has one of the more stable housing markets in the country; therefore, Deltic has not and does not plan to reduce the current pricing structure for its real estate. Based on these factors, the Company does not foresee impairment losses in its real estate held for development or sale.

2)	Investment in Del-Tin Fiber — Investment in Del-Tin Fiber, a 50 percent-owned limited liability company, is accounted for under the equity method. The Company’s carrying value for its investment in Del-Tin Fiber is evaluated for possible impairment, as applicable under the requirements of equity method accounting for investments in partnerships, unincorporated joint ventures, and limited liability companies. This evaluation as of December 31, 2002, based on the intent of the Company’s Board of Directors to exit the business, resulted in a determination that the Company’s investment was impaired as of December 31, 2002, and the carrying amount of the investment was written off, to zero, for the 2002 Consolidated Balance Sheet. On December 11, 2003, the Company’s Board of Directors revised its intent in regard to selling Deltic’s interest in the joint venture. The resulting evaluation of fair value for the related investment indicated that fair value exceeded carrying value, which was zero as of December 31, 2003, and the Company resumed recording its equity share of the operating results of Del-Tin Fiber. Likewise, cash advances to the joint venture are recorded as increases in the Company’s investment in the facility, while cash distributions received from the joint venture are reflected as reductions in its investment.

For Deltic’s investment in Del-Tin Fiber, the key determinations by management are: (1) the accounting treatment for this investment under the equity method of accounting rather than as a consolidated subsidiary since the joint venture is 50 percent owned by both owners, (2) the factors used in evaluating the impairment of the investment’s carrying value, and (3) the estimate of the fair value of the Company’s guarantee of Del-Tin Fiber’s credit agreement. Deltic management has determined that there is no control by either company due to having a Board of Managers with equal representation. As such, the assets and liabilities of Del-Tin Fiber are not included in the amounts reported on the Company’s balance sheet for any period. The Company’s evaluation as of December 31, 2012, concluded there was no impairment of the Del-Tin Fiber investment. (For additional information about the Company’s investment in Del-Tin Fiber, refer to Note 4 to the consolidated financial statements.)

3)	Timber and Timberlands — Timber and timberlands, which include timberland, fee timber, purchased stumpage inventory, and logging facilities, are stated at cost less cost of fee timber harvested and accumulated depreciation of logging facilities and include no estimated future reforestation cost. The cost of timber consists of fee timber acquired and reforestation costs, which include site preparation, seedlings, and reforestation labor. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of roads constructed and other land improvements, are depreciated using the straight-line method over a ten-year estimated life. The Company estimates its fee timber inventory using statistical information and data obtained from physical measurements and other information-gathering techniques. Fee timber carrying costs, commercial thinning, silviculture, and timberland management costs are expensed as incurred.

The Company classifies its timberlands and fee timber as either strategic or non-strategic. Strategic timberlands, including pine forest and pine plantations, are prime pine sawtimber growing platforms located within or immediately adjacent to the Company sawmills’ operating regions. Deltic manages these acres using modern silviculture methods to achieve optimal volume and quality of its pine sawtimber. The Company harvests sawtimber and pulpwood in accordance with its harvest plans and generally converts sawtimber into lumber in its own sawmills and sells pulpwood in the market. Upon harvest, strategic timberlands are reforested. The Company’s timberland acquisition program is focused on the acquisition of timberland in its current operating regions. The Company considers the acquisition and the occasional sale of strategic timberlands as investing activities. The Company has legacy hardwood and other acreage which either cannot be harvested for conversion in Company sawmills, reforested as pine plantations, managed efficiently using modern silviculture methods due to the size of the tract or proximity to other Deltic fee timberlands, or all three. These timberlands have been identified as non-strategic and/or higher and better use timberlands and are expected to be sold over time. The Woodlands segment manages an annual program to sell a portion of these non-strategic timberlands and/or harvest hardwoods for the sale to third parties. The Company considers this program as an operating activity of its Woodlands segment.

In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, the Company enters into like-kind exchange (“LKE”) tax-deferred transactions. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to Deltic by the intermediary and are reclassified as available cash and applicable income taxes are determined. Amounts deposited with a third party towards the potential future purchase of property are included in other investments and non-current receivables in the consolidated balance sheets and as an investing activity shown as funds held by trustee in the consolidated statements of cash flow. At December 31, 2011, $.6 million of land proceeds was deposited with a LKE intermediary, and there were no funds at December 31, 2012. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, Deltic includes the assets held by the exchange accommodation titleholder in timber and timberlands assets on the consolidated balance sheets and recognizes any income or expense attributed to the property in the consolidated income statements.

The key components of the Timber and Timberlands policy are: (1) management’s decision to maintain separate timber cost pools for each legal entity within the Deltic consolidated group and (2) the required estimation of timber inventory volume, by species, for each of these companies in order to calculate the cost of fee timber harvested per ton. Management has elected to maintain a separate cost pool for the timber owned by each company, thus resulting in a different cost per ton for fee timber harvested for each. The mix of harvest by company for any period can significantly affect the amount of cost of fee timber harvested expense reported. Per-ton costs for 2012 ranged from $4.48 to $27.09 per ton for pine sawtimber. Had the Company opted to use a composite depletion rate, cost of pine sawtimber harvested would have been $.5 million more in 2012, $.2 million more in 2011, and $.3 million less in 2010, ($.3 million, $.1 million, and $.2 million, respectively, net of applicable income taxes) than as reported due to the mix of harvest by company during the year. In determining these rates, management must estimate the volume of timber existing on its timberlands. To estimate these fee timber inventories, the Company relies on its experienced forestry personnel and their use of statistical information and data obtained by actual physical measurements and other information-gathering techniques. The recognized cost of fee timber harvested is impacted by the accuracy of this volume estimation. (For additional information about the Company’s timber and timberlands, refer to Note 5 to the consolidated financial statements.)

Assets used in the Woodlands segment shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The recoverability test is based on undiscounted future cash flows over the expected life of the asset. Impairment recognition and measurement would occur at the lowest level for which we have identifiable cash flows. At December 31, 2012, the composite basis in fee timber was $7 per ton assuming no future growth. Gross margin on pine sawtimber for 2012, when the average sales price was $22 per ton, was 76 percent. A harvest cycle (which ranges between 20 and 35 years) would be used to evaluate the recoverability of our timber and timberlands. Due to the long life and low basis, the Company does not expect to incur impairment loss in the future for its timber and timberland assets.

4)	Property, Plant, and Equipment — Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation of buildings, equipment, and other depreciable assets is primarily determined using the straight-line method. Expenditures that substantially improve and/or increase the useful life of facilities or equipment are capitalized. Maintenance and repair costs are expensed as incurred. Gains and losses on disposals or retirements are included in income as they occur.

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

The Company uses historical volatility over the ten-year trading life of its stock to determine volatility assumptions. Risk-free interest rates are based on historical rates and forward-looking factors. The expected dividend yield is based on the Company’s average dividend yield from 2008 to 2011. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors. The expected option term is based on the term of the option, historical exercise, and expiration experience.

Assumptions for the 2012, 2011, and 2010 valuation of stock options and restricted stock performance units consisted of the following:

	2012	2011	2010
Weighted expected volatility	38.78%	36.70%	34.57%
Dividend yield	.61%	.62%	.61%
Expected term of options (in years)	6.27	6.27	6.27
Risk-free interest rate – stock options	2.00%	3.79%	3.92%
Risk-free interest rate – restricted stock performance units	.60%	2.09%	2.13%

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

Related-Party Transactions

The Company has contracted to provide to Del-Tin Fiber a portion of the plant’s fiber and wood supply at market prices. This arrangement benefits Del-Tin Fiber by ensuring a portion of its raw material needs while providing the Company with a purchaser of residual by-products produced by its lumber mills, if needed. The price that Deltic receives for these transactions is a negotiated market price. During 2012, 2011, and 2010, Deltic sold Del-Tin Fiber approximately $3.7 million, $3.7 million, and $4.4 million each year, respectively, of these residual by-products.

Effect of Recently Issued Authoritative Accounting Guidance

(For information regarding the effect of recently issued authoritative accounting guidance, refer to the related section in Note 1 to the consolidated financial statements.)

Environmental Matters

Deltic is committed to protecting the environment and has certain standards with which it must comply based on federal, state, and local laws for the protection of the environment. Costs of compliance through 2012 have not been material, and the Company’s management currently has no reason to believe that such costs will become material for the foreseeable future.

Contingencies

The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

Outlook

Pine sawtimber harvested from Deltic’s fee lands in 2013 is projected to be 550,000 to 600,000 tons. Finished lumber production and resulting sales volumes are projected at 270 to 290 million board feet for 2013; however, these volumes are dependent upon market conditions. Deltic anticipates that closings for residential lots will be 40 to 60 lots for the year of 2013. In addition, the Company has entered into an agreement to purchase the other 50 percent membership interest in Del-Tin Fiber currently owned by TIN, Inc., a wholly owned subsidiary of International Paper Company, on or before April 30, 2013. Depending upon the actual timing of the purchase, there could be an impact to the first quarter of 2013’s financial statements.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

(Thousands of dollars)

	2012	2011
Assets
Current assets
Cash and cash equivalents	$5,613	3,291
Trade accounts receivable – net	5,277	4,821
Other receivables	13	1
Inventories	4,894	4,353
Prepaid expenses and other current assets	2,795	3,862

Total current assets	18,592	16,328

Investment in real estate held for development and sale	57,088	57,408
Investment in Del-Tin Fiber	6,293	7,113
Other investments and noncurrent receivables	354	885
Timber and timberlands – net	240,215	228,274
Property, plant, and equipment – net	26,668	30,187
Deferred charges and other assets	3,999	1,675

Total assets	$353,209	341,870

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	1,111
Trade accounts payable	1,981	1,867
Accrued taxes other than income taxes	1,951	1,971
Deferred revenues and other accrued liabilities	9,094	7,761

Total current liabilities	13,026	12,710

Long-term debt	63,000	64,000
Deferred tax liabilities – net	471	1,211
Other noncurrent liabilities	44,482	36,826
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	82,597	80,842
Retained earnings	168,608	163,170
Treasury stock	(5,000)	(7,288)
Accumulated other comprehensive loss	(14,103)	(9,729)

Total stockholders’ equity	232,230	227,123

Total liabilities and stockholders’ equity	$353,209	341,870

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2012, 2011, and 2010

(Thousands of dollars, except per share amounts)

	2012	2011	2010
Net sales	$140,908	121,847	141,623

Costs and expenses
Cost of sales	94,706	87,325	93,405
Depreciation, amortization, and cost of fee timber harvested	10,642	11,806	13,235
General and administrative expenses	18,428	15,257	17,074

Total costs and expenses	123,776	114,388	123,714

Operating income	17,132	7,459	17,909
Equity in earnings of Del-Tin Fiber	959	318	4,058
Interest income	17	38	157
Interest and other debt expense, net of capitalized interest	(4,092)	(4,029)	(3,453)
Other income	20	3	54

Income before income taxes	14,036	3,789	18,725

Income taxes	(4,801)	(1,130)	(6,328)

Net income	$9,235	2,659	12,397

Earnings per common share
Basic	$.73	.21	.99
Assuming dilution	.73	.21	.99

Dividends declared per common share	$.30	.30	.30

Weighted average common shares outstanding (thousands)
Basic	12,525	12,450	12,364
Diluted	12,588	12,552	12,460

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income/(Loss)

For the Years Ended December 31, 2012, 2011, and 2010

(Thousands of dollars)

	2012	2011	2010
Net income	$9,235	2,659	12,397

Other comprehensive income/(loss)
Items related to employee benefit plans:
Net gain/(loss) arising during period[1]	(8,442)	(11,485)	3,764
Reclassification adjustment for gains/(losses) included in net income:
Amortization of prior service credit[2]	7	7	7
Amortization of actuarial losses[3]	1,438	155	513
Amortization of plan amendment[4]	(199)	(199)	(199)
Income tax benefit/(expense) related to items of other comprehensive income/(loss)	2,822	4519	(1,602)

Net change in other comprehensive income/(loss)	(4,374)	(7,003)	2,483

Comprehensive income/(loss)	$4,861	(4,344)	14,880

[1]	Related tax effect is $3,311, $4,506, and $(1,476) for 2012, 2011, and 2010, respectively

[2]	Related tax effect is $(3), $(3), and $(3), for 2012, 2011, and 2010, respectively

[3]	Related tax effect is $(564), $(62), and $(201) for 2012, 2011, and 2010, respectively

[4]	Related tax effect is $78, $78, and $78, for 2012, 2011, and 2010, respectively

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011, and 2010

(Thousands of dollars)

	2012	2011	2010
Operating activities
Net income	$9,235	2,659	12,397
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	10,642	11,806	13,235
Stock-based compensation expense	2,298	2,067	1,696
Deferred income taxes	(649)	1,109	(2,667)
Real estate development expenditures	(2,822)	(3,540)	(3,471)
Real estate costs recovered upon sale	2,342	1,694	2,778
Timberland costs recovered upon sale	832	1,256	1,712
Equity in earnings of Del-Tin Fiber	(959)	(318)	(4,058)
Net increase in provisions for pension and other postretirement benefits	1,990	136	1,015
Decrease/(increase) in operating working capital other than cash and cash equivalents	2,455	(920)	2,265
Other changes in assets and liabilities	(1,282)	(1,310)	3,996

Net cash provided by operating activities	24,082	14,639	28,898

Investing activities
Capital expenditures requiring cash, excluding real estate development	(21,134)	(12,014)	(11,957)
Net change in purchased stumpage inventory	1,159	(764)	1,151
Advances to Del-Tin Fiber	(2,190)	(1,822)	(1,807)
Repayments from Del-Tin Fiber	3,970	3,275	6,720
Net change in funds held by trustee	560	(568)	4,107
Other – net	800	781	922

Net cash required by investing activities	(16,835)	(11,112)	(864)

Financing activities
Proceeds from borrowings	18,000	15,500	20,300
Repayments of notes payable and long-term debt	(20,111)	(17,111)	(45,911)
Treasury stock purchases	(19)	(55)	(26)
Common stock dividends paid	(3,797)	(3,775)	(3,749)
Proceeds from stock option exercises	1,157	2,463	586
Excess tax benefits from stock-based compensation exercises	590	698	161
Other – net	(745)	(693)	(347)
Deferred financing costs	—	(1,094)	-

Net cash required by financing activities	(4,925)	(4,067)	(28,986)

Net increase/(decrease) in cash and cash equivalents	2,322	(540)	(952)
Cash and cash equivalents at beginning of year	3,291	3,831	4,783

Cash and cash equivalents at end of year	$5,613	3,291	3,831

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2012, 2011, and 2010

(Thousands of dollars)

	2012	2011	2010
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, no shares issued at end of each year	$—	—	—

Common stock - $.01 par, authorized 50,000,000 shares,12,813,879 shares issued at end of each year	128	128	128

Capital in excess of par value
Balance at beginning of year	80,842	79,081	78,290
Exercise of stock options	181	347	(64)
Stock-based compensation expense	2,298	2,067	1,696
Restricted stock awards	(1,393)	(1,456)	(1,540)
Tax effect on stock awards	607	756	325
Restricted stock forfeitures	62	47	374

Balance at end of year	82,597	80,842	79,081

Retained earnings
Balance at beginning of year	163,170	164,286	155,638
Net income	9,235	2,659	12,397
Common stock dividends declared, $.30 per share	(3,797)	(3,775)	(3,749)

Balance at end of year	168,608	163,170	164,286

Treasury stock
Balance at beginning of year – 208,296; 308,846; and 363,208 shares, respectively	(7,288)	(10,758)	(12,548)
Shares purchased – 267; 869; and 606 shares, respectively	(19)	(55)	(26)
Forfeited restricted stock – 905; 877; and 8,317 shares, respectively	(62)	(47)	(374)
Shares issued for incentive plans – 67,494; 102,296; and 63,285 shares, respectively	2,369	3,572	2,190

Balance at end of year – 141,974; 208,296; and 308,846 shares, respectively, at cost	(5,000)	(7,288)	(10,758)

Accumulated other comprehensive loss
Balance at beginning of year	(9,729)	(2,726)	(5,209)
Net change in other comprehensive income/(loss), net of income taxes	(4,374)	(7,003)	2,483

Balance at end of year	(14,103)	(9,729)	(2,726)

Total stockholders’ equity	$232,230	227,123	230,011

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 1 – Significant Accounting Policies

Description of Business — Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber. Deltic owns approximately 453,200 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas and at Waldo in south Arkansas. In addition to its timber and lumber operations, the Company is engaged in real estate development in central Arkansas. The Company also holds a 50 percent interest in Del-Tin Fiber, LLC (“Del-Tin Fiber”), a joint venture to manufacture and market medium density fiberboard (“MDF”).

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

Accounts Receivable and Allowance for Bad Debt — The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. The allowance is based upon review of specific receivables outstanding and considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. In the consolidated statements of income, bad debt expense is included in cost of sales. Charges to bad debt expense were $133,000, $63,000, and $56,000 in 2012, 2011, and 2010, respectively. At December 31, 2012 and 2011, the balance in the allowance account was $127,000 and $65,000, respectively.

Inventories — Inventories of logs, lumber, and supplies are stated at the lower of cost or market within Deltic’s operating areas, primarily using the average cost method. Log costs include harvest and transportation cost as appropriate. Lumber costs include materials, labor, and production overhead. (For additional information, see Note 2 – Inventories.)

Investment in Real Estate Held for Development and Sale — Real estate held for development and sale includes direct costs of land and land development and indirect costs, including amenities. Indirect and amenity costs are allocated to individual lots or acreage sold based on relative retail sales value. Direct costs are allocated to a specific neighborhood or commercial real estate tract, while indirect costs for the Company’s three development area – Chenal Valley, Chenal Downs, and Red Oak Ridge – are allocated to neighborhoods over the entire respective development area based on relative retail sales values.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 1 – Significant Accounting Policies (cont.)

Investment in Del-Tin Fiber — Investment in Del-Tin Fiber, a 50 percent-owned limited liability company, is accounted for using the equity method and evaluated for possible impairment, as applicable under the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 323, Investments – Equity Method and Joint Ventures. Management has determined there is no control by either 50 percent owner and therefore, accounts for Del-Tin Fiber under the equity method. Cash advances to the joint venture are recorded as increases in the Company’s investment carrying value, while cash repayments received from the joint venture result in reductions in investment carrying value. (For additional information, see Note 4 – Investment in Del-Tin Fiber.)

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

The Company classifies its timberlands and fee timber as either strategic or non-strategic. Strategic timberland, including pine forest and pine plantations, is prime pine sawtimber growing platforms located within or immediately adjacent to the Company sawmills’ operating regions. Deltic manages these acres using modern silviculture methods to achieve optimal volume and quality of its pine sawtimber. The Company harvests sawtimber and pulpwood in accordance with its harvest plans and generally converts sawtimber into lumber in its own sawmills and sells pulpwood in the market. Upon harvest, strategic timberlands are reforested. The Company’s timberland acquisition program is focused on the acquisition of pine-growing timberland in its current operating regions. The Company considers the acquisition and the occasional sale of strategic timberlands as investing activities. The Company has legacy hardwood and other acreage which cannot be either harvested for conversion in Company sawmills, reforested as pine plantations, managed efficiently using modern silviculture methods due to the size of the tract or proximity to other Deltic fee timberlands, or all three. These timberlands have been identified as non-strategic and/or higher and better use timberlands and are expected to be sold over time. The Woodlands segment manages an annual program to sell a portion of these non-strategic timberlands and/or harvest hardwoods for the sale to third parties. The Company considers this program as an operating activity of its Woodlands segment.

In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, the Company enters into like-kind exchange (“LKE”) tax-deferred transactions when possible. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash because the funds must be reinvested in similar properties. If the acquisition of suitable LKE

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 1 – Significant Accounting Policies (cont.)

properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to Deltic by the intermediary and are reclassified as available cash, and applicable income taxes are determined. Amounts deposited with a third party towards the potential future purchase of property are included in other investments and non-current receivables in the consolidated balance sheets and as an investing activity as changes in funds held by trustee in the consolidated statements of cash flows. At December 31, 2012 and 2011, the Company had $7,000 and $567,000, respectively, of proceeds from land sales deposited with a LKE intermediary. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, Deltic includes the assets held by the exchange accommodation titleholder in timber and timberlands assets on the consolidated balance sheets and recognizes any income or expense attributed to the property in the consolidated income statements.

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

Revenue from the leasing of land for hunting purposes is deferred when received and subsequently recognized over the one-year lease term, which begins September 1. At December 31, 2012 and 2011, the Company had deferred hunting lease revenue totaling $1,562,000 and $1,491,000, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities. Revenue from mineral lease rental payments is deferred when received and recognized ratably over the lease term. At December 31, 2012 and 2011, the Company had deferred mineral lease revenue of $3,721,000 and $5,339,000, respectively, of which $2,064,000 and $3,284,000 is

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 1 – Significant Accounting Policies (cont.)

included in other noncurrent liabilities for 2012 and 2011, respectively, and $1,657,000 and $2,055,000 is included in other current liabilities, respectively. Mineral royalty payments are recognized when received. Revenue from sales of timberland and real estate is recorded when the sale is closed and legal title is transferred and the buyer’s initial and continuing investment is adequate, which is generally at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

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

Property Taxes — Property taxes applicable to the Company’s assets are estimated and accrued in the period of assessment. At December 31, 2012 and 2011, the Company had accrued property tax expense totaling $1,783,000 and $1,782,000, respectively, reflected in the consolidated balance sheets in accrued taxes other than income taxes.

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

December 31, 2012

Note 1 – Significant Accounting Policies (cont.)

Advertising Costs — Advertising costs, primarily related to marketing efforts for the Company’s real estate developments, are expensed as incurred. These costs amounted to $732,000 in 2012, $768,000 in 2011, and $982,000 in 2010, and are reflected in the consolidated statements of income.

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

Effect of Recently Issued Authoritative Accounting Guidance — Financial Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (Topic 820),” became effective January 1, 2012, for the Company. The guidance resulted in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS standards. The adoption of this guidance had little impact on the Company’s consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 1 – Significant Accounting Policies (cont.)

Financial Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” became effective for the Company January 1, 2012, and is intended to increase the prominence of other comprehensive income in the financial statements. The adoption of this guidance had little impact on the Company’s consolidated financial statements.

Subsequent Events – The Company has evaluated subsequent events through the date the financial statements were issued.

Note 2 – Inventories

Inventories at December 31 consisted of the following:

(Thousands of dollars)	2012	2011
Logs	$1,341	1,100
Lumber	3,231	2,925
Materials and supplies	322	328

	$4,894	4,353

The Company utilizes the lower of cost or market basis for determining inventory-carrying values. Lumber inventory amounts at December 31, 2012 and 2011, are stated at lower of cost or net realizable value.

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31 consisted of the following:

(Thousands of dollars)	2012	2011
Short-term deferred tax assets	$2,074	2,180
Refundable income taxes	123	1,050
Prepaid expenses	88	196
Other current assets	510	436

	$2,795	3,862

Note 4 – Investment in Del-Tin Fiber

Deltic owns 50 percent of the membership of Del-Tin Fiber, which operates a medium density fiberboard plant near El Dorado, Arkansas.

At December 31, 2012 and 2011, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $14,162,000 and $14,958,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 4 – Investment in Del-Tin Fiber (cont.)

December 31, 2002, which was not recorded by Del-Tin Fiber. The equity in earnings of Del-Tin Fiber recognized by the Company exceeds its ownership percentage of Del-Tin Fiber’s earnings because the difference in basis between the Company and Del-Tin Fiber is being adjusted to account for Del-Tin Fiber’s operating results as if it were a consolidated subsidiary.

Cumulative net losses for Del-Tin Fiber have amounted to $75,541,000, of which $37,770,000 is the Company’s share. As of December 31, 2012, the Company’s total contributions to Del-Tin Fiber, net of repayments, are $58,225,000. During 2012, 2011, and 2010, net repayments of $1,780,000, $1,453,000, and $4,913,000, respectively, were received from Del-Tin Fiber.

On August 26, 2004, the Company executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber’s long-term bond obligation. Del-Tin Fiber has issued a letter of credit in support of the bond obligation, and both Deltic and the other joint venture partner agreed to guarantee Del-Tin Fiber’s performance under the letter of credit since inception. The Company’s guarantee under the letter of credit expires on August 31, 2016. In connection with the issuance of Deltic’s original guarantee of the letter of credit, the fair value of the guarantee of the bonds was determined to be immaterial. In reviewing the payment and performance risk associated with this guarantee, Deltic continues to consider the risk minimal based on Del-Tin’s balance sheet, past performance, and length of time remaining on the guarantee.

On February 13, 2012, International Paper Company completed its acquisition of Temple-Inland, Inc., Deltic’s joint venture partner in Del-Tin Fiber. Temple-Inland, Inc. is now a wholly owned subsidiary of International Paper Company. The acquisition did not change the operating agreement of Del-Tin Fiber.

Under the operating agreement, Del-Tin Fiber’s employees operate the plant. Deltic negotiates annually to provide a portion of the plant’s fiber and wood fuel supply at market prices. During 2012, 2011, and 2010, Deltic sold to Del-Tin Fiber approximately $3,652,000, $3,654,000, and $4,449,000, respectively, of these lumber manufacturing by-products. As of December 31, 2012 and 2011, the Company had receivables from Del-Tin Fiber of $119,000 and $54,000, respectively.

Del-Tin Fiber’s Condensed Balance Sheet Information as of December 31, 2012 and 2011and results of operations for each of the years in the three-year period ended December 31, 2012, consisted of the following:

(Thousands of dollars)	2012	2011
Condensed Balance Sheet Information
Current assets	$7,517	6,264
Property, plant, and equipment – net	64,879	68,480
Other noncurrent assets	1,276	1,315

Total assets	$73,672	76,059

Current liabilities	$3,763	2,916
Long-term debt	29,000	29,000
Members’ capital	40,909	44,143

Total liabilities and members’ capital	$73,672	76,059

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 4 – Investment in Del-Tin Fiber (cont.)

(Thousands of dollars)	2012	2011	2010
Condensed Income Statement Information
Net sales	$70,191	64,307	71,679

Costs and expenses
Cost of sales	60,815	56,364	56,496
Depreciation	5,852	5,668	5,261
General and administrative expenses	2,319	2,203	2,418
Loss on asset disposition	63	47	297

Total costs and expenses	69,049	64,282	64,472

Operating income	1,142	25	7,207
Interest and other debt expense	(816)	(934)	(790)

Net income/(loss)	$326	(909)	6,417

Note 5 – Timber and Timberlands

Timber and timberlands at December 31 consisted of the following:

(Thousands of dollars)	2012	2011
Purchased stumpage inventory	$902	2,062
Timberlands	99,159	93,714
Fee timber	246,105	233,029

Logging facilities	2,601	2,601
	348,767	331,406

Less accumulated cost of fee timber harvested and facilities depreciation	(108,873)	(104,284)

Strategic timber and timberlands	239,894	227,122
Non-strategic timber and timberlands	321	1,152

	$240,215	228,274

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations. In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberland base to be sold. Other non-strategic acreage exists within the Company’s land base, but Deltic has not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines they are either smaller tracts of pine timberland that cannot be strategically managed or tracts of hardwood bottomland that cannot be converted into pine growing acreage, they will be sold. As of December 31, 2012 and 2011, approximately 700 acres and 2,500 acres, respectively were available for sale. Included in the Woodlands operating income are gains from sales of non-strategic timberland of $1,910,000, $2,797,000, and $4,782,000 in 2012, 2011, and 2010, respectively. Occasionally Deltic engages in land-for-land exchanges that are recorded as sales due to the nature of the land involved. No gains were recognized from non-monetary land exchanges in 2012, but $47,000 and $71,000 were recognized in 2011 and 2010, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 5 – Timber and Timberlands (cont.)

Cost of fee timber harvested amounted to $4,497,000, $4,963,000, and $5,763,000 in 2012, 2011, and 2010, respectively. Depreciation of logging facilities was $94,000, $93,000, and $79,000 for the years 2012, 2011, and 2010, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at December 31 consisted of the following:

(Thousands of dollars)	Range of Useful Lives	2012	2011
Land	N/A	$357	357
Land improvements	10-20 years	6,322	6,141
Buildings and structures	10-20 years	13,985	13,876
Machinery and equipment	3-15 years	99,867	100,211

		120,531	120,585
Less accumulated depreciation		(93,863)	(90,398)

		$26,668	30,187

Depreciation of property, plant, and equipment charged to operations was $6,051,000, $6,749,000, and $7,392,000 in 2012, 2011, and 2010, respectively. Gains/(losses) on disposals or retirements of assets included in operating income were $(128,000), $36,000, and $74,000 in 2012, 2011, and 2010, respectively.

Note 7 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at December 31 consisted of the following:

(Thousands of dollars)	2012	2011
Deferred revenues – current	$3,794	4,027
Vacation accrual	971	954
Deferred compensation	2,720	1,421
All other current liabilities	1,609	1,359

	$9,094	7,761

Note 8 – Other Noncurrent Liabilities

Other noncurrent liabilities at December 31 consisted of the following:

(Thousands of dollars)	2012	2011
Accumulated postretirement benefit obligation	$12,132	10,904
Excess retirement plan	9,063	4,063
Accrued pension liability	17,254	14,443
Deferred revenue – long-term portion	2,064	3,284
Uncertain tax positions liability	1,325	1,771
All other noncurrent payables	2,644	2,361

	$44,482	36,826

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 9 – Credit Facilities

The Company has an agreement with SunTrust Bank together with other banks, which provides an unsecured and committed revolving credit facility totaling $297,500,000 and includes an option to request an increase in the amount of aggregate revolving commitments by $50,000,000. The most recent amendment of this credit facility occurred on February 4, 2011, and expires on September 9, 2015. To facilitate the amendment, $1,094,000 in fees were incurred and are being amortized as additional interest over the term of the agreement, together with the remaining unamortized prior costs of $266,000. At December 31, 2012 and 2011, $23,000,000 and $24,000,000, respectively, were outstanding and included in long-term debt. As of December 31, 2012 and 2011, $274,500,000 and $273,500,000, respectively, were available in excess of all borrowings outstanding under or supported by the respective facilities. Borrowings under the current agreement bear interest at a base rate or an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company’s total debt to capital ratio. The agreement contains certain restrictive financial covenants, including a leverage ratio of no greater than .65 to 1.0, minimum timber market value greater than 175 percent of outstanding total senior indebtedness, and limitations on the incurrence of debt. Fees associated with the current revolving credit facility include a commitment fee of .25 to ..40 percent per annum on the unused portion of the committed amount.

The Company may also borrow up to $1,000,000 under a short-term credit facility with BancorpSouth. The agreement expires December 31, 2013, with annual renewal. The amount available to the Company under this facility is reduced by any borrowings by the Company. As of December 31, 2012 and 2011, Deltic had no borrowings outstanding under this line of credit, resulting in $1,000,000 available to the Company. Borrowings bear interest based upon the New York Prime rate. Deltic also has an agreement with BancorpSouth to provide letters of credit. New letters of credit are requested by the Company and are approved and issued by BancorpSouth on a case-by-case basis. Outstanding letters of credit as of December 31, 2012 and 2011 were $719,000 and $654,000, respectively.

Note 10 – Indebtedness

The Company’s indebtedness at December 31 consisted of the following:

(Thousands of dollars)	2012	2011
Notes payable, 1.71%,* due 2015 (See Note 9 – Credit Facilities)	$23,000	24,000
Senior notes payable, 6.10%, due 2016	40,000	40,000
Senior notes payable, 6.01%, paid in 2012	—	1,111

	63,000	65,111
Less: Current maturities of long-term debt	—	1,111

Long-term debt at December 31	$63,000	64,000

*	Weighted average interest rate at December 31, 2012.

The Company has private placement debt outstanding of $40,000,000 of Series A Senior Notes (“Notes”) with Pacific Coast Farm Credit, a division of American AgCredit, due and payable December 18, 2016. The interest rate for the Notes has been 6.10 percent since December 18, 2008, and will remain at that rate for the remainder of the term of the Notes. No installment payments are required, but the terms allow for prepayments at the option of the Company. The agreement contains

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 10 – Indebtedness (cont.)

certain restrictive financial covenants, including a minimum consolidated net worth of the sum of $175,567,000, plus 50 percent of net income accrued during each quarter thereafter commencing after December 31, 2006, plus 100 percent of the net proceeds from any public or private offering of common or preferred stock of the Company, a maximum funded debt to capitalization ratio of .6 to 1, a fixed charge coverage ratio of not less than 2.5 to 1, and a requirement to maintain a timber market value greater than 200 percent of outstanding total senior indebtedness.

As of December 31, 2012, the scheduled maturities of long-term debt for the next four years are none in 2013 and 2014, $23,000,000 in 2015, and $40,000,000 in 2016. (For additional information regarding financial instruments, see Note 9 – Credit Facilities and Note 13 – Fair Value of Financial Instruments.)

Some covenant requirements of the Senior Notes are the same as for the revolving credit facility, some are more restrictive, and some apply only to the Senior Notes.

The table below sets forth the most restrictive ratio requirements of the covenants for the credit facility and Senior Notes Payable and the status with respect to these covenants as of December 31, 2012 and 2011.

	Covenants		Actual Ratios at	Actual Ratios at
	Requirements		Dec. 31, 2012	Dec. 31, 2011
Leverage ratio should be less than:[1]	.60 to 1		.253 to 1	.262 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	44.15%	43.47%

Fixed charge coverage ratio should be greater than:[3]	2.50 to 1		5.39 to 1	3.89 to 1

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 10 – Indebtedness (cont.)

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

Based on management’s current operating projections, the Company believes it will remain in compliance with the debt covenants and have sufficient liquidity to finance operations and pay all obligations. However, depending on market conditions and the return of economic uncertainties, in future periods the Company could request amendments, or waivers for covenants, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers or negotiate agreeable refinancing terms should it become necessary.

Note 11 – Income Taxes

The components of income tax expense/(benefit) related to income from operations for the years ended December 31, 2012, 2011, and 2010 are as follows:

(Thousands of dollars)	2012	2011	2010
Federal
Current	$4,743	930	7,448
Deferred	(685)	1	(1,594)

	4,058	931	5,854

State
Current	707	(909)	1,547
Deferred	36	1,108	(1,073)

	743	199	474

Total income tax expense	$4,801	1,130	6,328

The following table provides a reconciliation of the Company’s income tax expense at the statutory U.S. federal rate of 35 percent to the actual income tax expense for the years ended December 31, 2012, 2011, and 2010.

(Thousands of dollars)	2012	2011	2010
U.S. Federal income tax using statutory tax rate	$4,913	1,326	6,554
State tax, net of federal tax benefit	446	160	748
Permanent differences	(558)	(306)	(380)
Tax effects resulting from:
Recognition of state net operating loss carry forward available to offset uncertain tax liabilities	—	—	(505)
Tax rate changes on timber gains	—	—	(61)
Other	—	(50)	(28)

Income tax provision as reported	$4,801	1,130	6,328

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 11 – Income Taxes (cont.)

The Company’s deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011, consisted of the following:

(Thousands of dollars)	2012	2011
Deferred tax assets
Investment in real estate held for development and sale	$16,560	15,943
Postretirement and other employee benefits	19,652	15,863
Other deferred tax assets	2,942	4,078

Total deferred tax assets	39,154	35,884

Deferred tax liabilities
Investment in Del-Tin Fiber	(5,246)	(5,571)
Timber and timberlands	(25,520)	(24,861)
Property, plant, and equipment	(3,797)	(4,318)
Other deferred tax liabilities	(151)	(165)

Total deferred tax liabilities	(34,714)	(34,915)

Net deferred tax assets	$4,440	969

The deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets as follows:

(Thousands of dollars)	2012	2011
Current tax assets	$2,074	2,180
Long-term tax assets	2,837	—
Long-term tax liabilities	(471)	(1,211)

Net deferred tax assets	$4,440	969

In assessing the realizability of deferred tax assets, Deltic’s management considers whether it is more-likely-than-not that some portion or all of the Company’s total deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more-likely-than-not that the Company will realize the benefits of its deferred tax assets at December 31, 2012, as reductions of future taxable income or by utilizing available tax planning strategies. However, the amount of the net deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions the Company has taken, primarily on previously filed state income tax returns, are not sustained. Liabilities established for unrecognized tax benefits may not be combined with deferred tax assets or liabilities; however, when the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results (or resulted) in the recognition of a deferred tax asset for a Net Operating Loss (“NOL”) for that year and such NOL has not yet been utilized, net presentation is appropriate.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 11 – Income Taxes (cont.)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding both interest and any related federal benefits) is as follows:

(Thousands of dollars)	2012	2011
Balance at January 1	$1,774	3,015
Decreases related to prior-year tax positions	—	(4)
Lapse of statute	(443)	(1,237)

Balance at December 31	$1,331	$1,774

If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $780,000, as of December 31, 2012, would benefit the effective tax rate. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During 2012, the Company recognized $166,000 in interest expense for these items. The Company had approximately $451,000 and $205,000 accrued in deferred revenue and other accrued liabilities for interest and penalties at December 31, 2012 and 2011, respectively. The Company is no longer subject to federal and state income tax examination by tax authorities for years before 2009.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 13 – Fair Value of Financial Instruments (cont.)

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at December 31, 2012 are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2012	Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$952	952	—	—

Long-term Debt, Including Current Maturities — The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be refinanced.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2012 and 2011. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	2012		2011
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$63,000	68,029	65,111	71,816

Note 14 – Concentration of Credit Risks

Financial instruments which potentially subject the Company to credit risk are trade accounts receivable. These receivables normally arise from the sale of wood products and real estate. Concentration of credit with respect to these trade accounts receivable is limited due to the large

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 14 – Concentration of Credit Risks (cont.)

number of customers comprising the Company’s customer base. No single recurring customer accounted for a significant amount of the Company’s sales of wood products or real estate in 2012, 2011, or 2010. At December 31, 2012 and 2011, there was no significant accounts receivable from a single customer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to support accounts receivable.

Note 15 – Employee and Retiree Benefit Plans

The Company has a funded, qualified defined benefit retirement plan (“Retirement Plan”) that covers each employee who completes 1,000 hours of service for a twelve-month period, once employment has commenced, and continues to meet both the 1,000 hours requirement and the employment requirement for each twelve-month period. An unfunded, nonqualified supplemental executive retirement plan is maintained for certain current and former employees. All contributions to both plans are made by the Company. The plans provide defined benefits based on years of benefit service and average monthly compensation as defined by the Company’s Retirement Plan. The Company determines the vested benefit obligation on the actuarial present value based on the employee’s expected date of retirement. The Company also sponsors a plan for retired employees that provides comprehensive healthcare benefits (supplementing Medicare benefits for those eligible) and life insurance benefits. Costs are accrued for this plan during the service lives of covered employees. Retirees contribute a portion of the self-funded cost of healthcare benefits and the Company contributes the remainder. The Company pays premiums for life insurance coverage arranged through an insurance company. The health care plan is funded on a pay-as-you-go basis. The Company retains the right to modify or terminate the benefits and/or cost-sharing provisions. United States health care legislation enacted in 2010 is expected to affect companies that offer postemployment benefits to employees. Based on management’s understanding of this legislation and the types of benefits currently offered by the Company’s benefit plan, it is estimated that the financial impact to the Company will be immaterial.

The following table sets forth the plans’ benefit obligations, fair value of plan assets, and funded status at December 31, 2012 and 2011.

	Funded Qualified Retirement Plan		Unfunded Nonqualified Retirement Plan		Other Postretirement Plans
(Thousands of dollars)	2012	2011	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of period	$36,736	27,489	4,294	3,375	11,297	9,407
Service cost	1,630	1,026	364	67	455	350
Interest cost	1,622	1,471	354	177	467	451
Participant contributions	—	—	—	—	93	91
Actuarial loss	3,853	7,791	4,526	914	566	1,390
Benefits paid	(1,125)	(1,041)	(239)	(239)	(336)	(392)

Benefit obligation at end of period	$42,716	36,736	9,299	4,294	12,542	11,297

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 15 – Employee and Retiree Benefit Plans (cont.)

	Funded Qualified Retirement Plan		Unfunded Nonqualified Retirement Plan		Other Postretirement Plans
(Thousands of dollars)	2012	2011	2012	2011	2012	2011
Change in plan assets
Fair value of plan assets at beginning of period	$22,293	21,867	—	—	—	—
Actual return on plan assets	2,322	360	—	—	—	—
Employer contributions	2,100	1,200	239	239	243	301
Participant contributions	—	—	—	—	93	91
Benefits paid	(1,125)	(1,041)	(239)	(239)	(336)	(392)
Expenses	(127)	(93)	—	—	—	—

Fair value of plan assets at end of period	$25,463	22,293	—	—	—	—

Funded status of plans	$(17,253)	(14,443)	(9,299)	(4,294)	(12,542)	(11,297)

Amounts recognized in the balance sheet
Current liability	$—	—	(236)	(231)	(410)	(393)
Noncurrent liability	$(17,253)	(14,443)	(9,063)	(4,063)	(12,132)	(10,904)
Deferred income taxes – net	$6,587	5,665	3,313	1,684	4,702	4,431
Accumulated other comprehensive loss	$9,553	8,124	3,380	855	1,170	750

Amounts recognized in accumulated other comprehensive loss
Net unrecognized loss	$15,677	13,308	5,579	1,436	2,350	1,857
Unrecognized prior service cost/(credit)	40	58	(18)	(29)	(444)	(642)
Tax effects	(6,164)	(5,242)	(2,181)	(552)	(736)	(465)

	$9,553	8,124	3,380	855	1,170	750

Assumptions used in measurement of benefit obligations
Weighted average discount rate	3.94%	4.34%	3.94%	4.34%	3.90%	4.30%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A

Accumulated benefit obligations at year end	$35,885	31,230	6,160	3,998	N/A	N/A

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 15 – Employee and Retiree Benefit Plans (cont.)

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

(Thousands of dollars)	2012	2011	2010
Funded qualified retirement plan
Service cost	$1,630	1,026	1,130
Interest cost	1,622	1,471	1,629
Expected return on plan assets	(1,692)	(1,657)	(1,444)
Amortization of prior service cost	18	18	18
Amortization of actuarial loss	982	137	433

Net periodic benefit cost	$2,560	995	1,766

Unfunded nonqualified retirement plan
Service cost	$364	67	133
Interest cost	355	177	228
Amortization of prior service credit	(11)	(11)	(11)
Amortization of actuarial loss	383	18	81

Net periodic benefit cost	$1,091	251	431

Other postretirement benefits
Service cost	$455	350	327
Interest cost	467	451	468
Amortization of prior service credit	(199)	(199)	(199)
Amortization of actuarial loss	73	—	—

Net periodic benefit cost	$796	602	596

Assumptions used to determine net periodic benefit cost – pension plans
Weighted average discount rate	4.34%	5.45%	5.95%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%	5.00%

Assumptions used to determine net periodic benefit cost – other postretirement plan
Weighted average discount rate	4.30%	5.35%	5.86%

Other changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss
Net unrecognized loss/(gain)	$8,442	11,485	(3,764)
Amortization of prior service credit	(7)	(7)	(7)
Amortization of actuarial losses	(1,438)	(155)	(513)
Amortization of plan amendment	199	199	199
Tax effect of changes	(2,822)	(4,519)	1,602

Total recognized in other comprehensive (income)/loss	$4,374	7,003	(2,483)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 15 – Employee and Retiree Benefit Plans (cont.)

(Thousands of dollars)	Funded Qualified Retirement Plan	Unfunded Non- qualified Retirement Plan	Other Post- retirement Plan
Estimated benefit payments by year
2013	$1,203	236	410
2014	1,297	234	418
2015	1,367	269	422
2016	1,432	266	438
2017	1,548	263	479
2018 - 2022	10,389	1,649	3,209

The estimated net loss and net prior service cost for the defined benefit and supplemental retirement pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1,433,000 and $7,400, respectively. The plan amendment for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $199,000.

The amount of projected expense of the qualified retirement plan is expected to be $2,644,000 for 2013. The Company expects to make contributions during 2013 of approximately $1,200,000 to the qualified retirement plan, $236,000 to fund benefits paid from its nonqualified retirement plan, and approximately $410,000 to fund postretirement benefit plans.

The discount rate assumption used by the Company to measure benefit obligations and net periodic expenses is based on the estimated interest rate at which the benefit obligations of its plans can be settled. For 2012 and 2011, the Company used a discount rate durational study of Other Postretirement Employee Benefit (“OPEB”) liabilities to determine an appropriate discount rate.

To develop the expected long-term rate of return on asset assumption, the Company considered the rates of return of assets the Company’s pension plan invested in and compared them to the historical rates of return on investments in similar assets. Further, these returns were compared to plans of other companies which had similar investment philosophies. After a review of the rate of inflation and its impact, management made the selection of the 7.50 percent assumption.

In determining the benefit obligation for health care at December 31, 2012, health care inflation cost was assumed to increase at an annual rate of five percent in 2012. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point increase in the assumed health care cost trend rate would increase the aggregate service and interest cost components of periodic benefit cost for 2012 by $173,000 and the benefit obligation by $1,916,000, while a one percentage-point decrease in the assumed rate would decrease the 2012 cost components by $136,000 and the benefit obligation by $1,604,000.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 15 – Employee and Retiree Benefit Plans (cont.)

Funded Plan — The assets of the defined benefit plan, the “Plan”, are contained in a trust, sponsored by Deltic, and administered by a trustee appointed by the Company’s Pension Investment and Employees Benefits Committee.

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

Not more than 2.5 percent of the market value of Plan assets may be held in the securities of any single issuer with the exception of the U.S. government or its agencies. As of December 31, 2012,

less than three percent of the total market value of the Plan assets were invested in mortgage-backed securities issues.

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

December 31, 2012

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

The following tables set forth by level within the fair value hierarchy, the Plan’s investments at fair value as of December 31, 2012 and 2011.

	Fair Value Measurements at Reporting Date Using
(Thousands of dollars)	Percent of Total	Total Carrying Value at Dec. 31, 2012	Level 1	Level 2	Level 3
Plan Investments
Cash and cash equivalents	6.3	$1,602	1,602	—	—
Other	.2	55	55	—	—
Equity securities by sector:
Energy	1.2	293	293	—	—
Materials and industrials	4.1	1,054	1,054	—	—
Consumer	7.7	1,964	1,964	—	—
Health care	3.5	886	886	—	—
Financials	.7	183	183	—	—
Information tech	9.2	2,339	2,339	—	—
Foreign stocks	1.6	415	415	—	—
U.S. Govt. and agency securities	18.0	4,568	2,369	2,199	—
Corporate debt obligations	13.1	3,332	—	3,332	—
Mutual funds:
Dividends and growth	26.0	6,610	6,610	—	—
International and emerging markets	3.7	954	954	—	—
Exchange-traded funds	4.7	1,208	1,208	—	—

Total plan investments at fair value	100.0	$25,463	19,932	5,531	—

Percent of fair value hierarchy		100	78.3	21.7	—

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

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

Thrift Plan — Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s allotment. Company contributions to this plan were $521,000 in 2012, $547,000 in 2011, and $551,000 in 2010.

Note 16 – Incentive Plans

Stock Incentive Plan

On April 26, 2012, the Company’s shareholders approved an amendment to extend the Deltic Timber Corporation 2002 Stock Incentive Plan (“the 2002 Plan”) for ten years to April 26, 2022 and change the maximum number of shares which may be awarded in any calendar year as restricted stock and restricted stock units or other stock-based awards to 75,000 shares. The 2002 Plan replaced the 1996 Stock Incentive Plan (“the 1996 Plan”), which was terminated. The 2002 Plan permits annual awards of shares of the Company’s common stock to executives, other key employees, and nonemployee directors. Under the plan, the Executive Compensation Committee (“the Committee”) is authorized to grant: (1) stock options; (2) restricted stock and restricted stock units; (3) performance units; and (4) other stock-based awards, including stock appreciation rights and rights to dividends and dividend equivalents. The number of shares originally registered for issuance under the 2002 Plan was 1,800,000 shares. Additional shares maybe issued if an adjustment is determined necessary by the

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 16 – Incentive Plans (cont.)

committee as the result of dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At December 31, 2012, 949,396 of these 1,800,000 shares were available for award under the 2002 Plan. No participant in the 2002 Plan may receive options and stock appreciation rights in any calendar year that relates to more than 50,000 shares, and the maximum number of shares, which may be awarded as restricted stock and restricted stock units or other stock-based awards are 75,000 shares. The Company has a policy of issuing treasury stock to satisfy all share-based incentive plans.

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

The Company uses historical volatility over a ten-year trading life to determine volatility assumptions. Risk-free interest rates are based on historical rates and forward-looking factors. The expected dividend yield is based on the Company’s average dividend yield from 2008 to 2011. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors. The expected option term is based on the term of the option and historical exercise and expiration experience.

Assumptions for the 2012, 2011, and 2010 valuation of stock options and restricted stock performance units consisted of the following:

	2012	2011	2010
Expected term of options (in years)	6.27	6.27	6.27
Weighted expected volatility	38.78%	36.70%	34.57%
Dividend yield	0.61%	0.62%	0.61%
Risk-free interest rate - performance restricted shares	.60%	2.09%	2.13%
Risk-free interest rate - stock options	2.00%	3.79%	3.92%
Stock price as of valuation date	$67.67	63.54	44.84
Restricted performance share valuation	$90.61	85.56	58.66
Grant date fair value - stock options	$24.92	20.89	14.49

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 16 – Incentive Plans (cont.)

The consolidated statements of income for the years ended December 31, 2012, 2011, and 2010 included $2,298,000, $2,067,000, and $1,696,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. The potential income tax benefit derived from all share-based payment arrangements with employees was $607,000, $759,000, and $191,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Stock Options — For each option granted under the 2002 Plan, the Committee fixes the option price at not less than fair market value on the date of the grant and the option term, not to exceed ten years from date of grant. Options granted after 1998 have been issued with terms of ten years and are nonqualified. For all options granted since 2003, one-fourth vest after each one-year period over the subsequent four years from issuance. The resulting fixed stock-based compensation cost was recognized over the vesting period for these options. All outstanding options have an option price not less than the market value on the grant date, with a range in option prices of $32.57 to $67.67 per share.

A summary of stock options as of December 31, 2012, and changes during the year ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000)
Outstanding at January 1, 2012	128,095	$49.39

Granted	26,527	67.67
Exercised	(27,775)	41.67
Forfeited/expired	(927)	52.76

Outstanding at December 31, 2012	125,920	$54.92	6.6	$1,977

Exercisable at December 31, 2012	57,361	$51.44	4.8	$1,100

The intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $682,000, $1,626,000, and $474,000, respectively. At December 31, 2012, there was $940,000 of unrecognized compensation cost related to nonvested stock options. The weighted average period remaining to vest is 1.4 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 16 – Incentive Plans (cont.)

Additional information about stock options outstanding at December 31, 2012, consisted of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Average Life in Years	Average Exercise Price	Number of Options	Average Exercise Price
$31.00—$35.00	13,963	5.7	$34.29	5,796	$34.12
$41.00—$45.00	18,688	6.8	$44.82	4,653	$44.76
$51.00—$55.00	40,252	4.1	$52.70	40,252	$52.70
$63.00—$68.00	53,017	8.6	$65.61	6,660	$63.54

	125,920			57,361

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

A summary of nonvested restricted stock as of December 31, 2012, and changes during the year then-ended are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	75,395	$48.18

Granted	18,172	67.67
Vested	(16,791)	51.37
Forfeited	(424)	51.54

Nonvested at December 31, 2012	76,352	$52.09

As of December 31, 2012, there was $1,842,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.5 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 16 – Incentive Plans (cont.)

Performance Units — Performance units granted under the 2002 Plan may be denominated in cash, common shares, other securities, other awards allowed under the 2002 Plan, or other property and shall confer on the holder thereof rights valued as determined by the Committee and payable to, or exercisable by, the holder, in whole or in part, upon achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the 2002 Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance unit granted, and any payment or transfer to be made pursuant to any performance unit shall be determined by the Committee. During 2012, 2011, and 2010, the Company issued performance units in the form of restricted stock with specified performance requirements. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason. Performance units granted since 2003 have vested after four years, and the stock-based compensation is recognized on a straight-line basis over the requisite service period for the entire award.

A summary of nonvested restricted stock performance units as of December 31, 2012, and changes during the year then-ended are presented below:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	49,303	$60.06

Granted	11,559	90.61
Vested	(9,988)	53.49
Forfeited	(481)	66.87

Nonvested at December 31, 2012	50,393	$68.30

As of December 31, 2012, there was $1,606,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 16 – Incentive Plans (cont.)

Cash Incentive Compensation Plan

The Company has an incentive compensation plan that provides for annual cash awards to officers and key employees based on actual results for a year compared to objectives established at the beginning of that year by the Executive Compensation Committee, which administers the Plan. The Company recorded expenses for cash incentive awards of $2,014,000, $71,000, and $2,602,000, in 2012, 2011, and 2010, respectively. The Company had accrued provisions for cash incentive awards totaling $1,973,000 and $221,000 at December 31, 2012 and 2011, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities.

Note 17 – Supplemental Cash Flows Disclosures

Additional information concerning cash flows at December 31 consisted of the following:

(Thousands of dollars)	2012	2011	2010
Income taxes paid in cash	$4,227	762	8,774
Interest paid	3,571	3,607	3,265
Interest capitalized	(36)	(82)	(75)

Non-cash investing and financing activities excluded from the statement of cash flows include:

(Thousands of dollars)	2012	2011	2010
Issuance of restricted stock	$1,393	1,456	1,540
Land exchanges	—	87	140

(Increases)/decreases in operating working capital other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

(Thousands of dollars)	2012	2011	2010
Trade accounts receivable	$(457)	(216)	284
Other receivables	(12)	97	(12)
Inventories	(541)	1,708	(144)
Prepaid expenses and other current assets	963	(235)	(475)
Trade accounts payable	35	(585)	(429)
Accrued taxes other than income taxes	(19)	(15)	162
Deferred revenues and other accrued liabilities	2,486	(1,674)	2,879

	$2,455	(920)	2,265

Cash flows provided by other operating activities included an increase/(decrease) in deferred long-term mineral lease rental revenue of $(1,767,000) in 2012, $(538,000) in 2011, and $2,712,000 in 2010. Total cash payments received were $450,000 in 2012, $1,932,000 in 2011, and $4,722,000 in 2010. These payments will be recognized over the term of the lease.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 18 – Earnings per Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

(Thousands of dollars, except per share amounts)	2012	2011	2010
Net earnings allocated to common stock	$9,144	2,644	12,271
Net earnings allocated to participating securities	91	15	126

Net income allocated to common stock and participating securities	$9,235	2,659	12,397

Weighted average number of common shares used in basic EPS	12,525	12,450	12,364
Effect of dilutive stock awards	63	102	96

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,588	12,552	12,460

Earnings per common share
Basic	$.73	.21	.99
Assuming dilution	$.73	.21	.99

Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method. Options to purchase shares, which were outstanding but not included in the computation of diluted earnings per share because the options were anti-dilutive, were 26,459, 26,993, and 64,157, respectively, for 2012, 2011, and 2010. Restricted performance shares, which were outstanding but not included in the computation of diluted earnings per share because they do not meet the metrics established for awarding, were 29,831, 14,013, and 14,157, respectively, for 2012, 2011, and 2010.

Note 19 – Commitments and Contingencies

Commitments — Commitments for capital expenditures at December 31, 2012, were approximately $8,500,000 for timberland acquisitions, $5,200,000 for property, plant, and equipment; and $5,500,000 for investment in real estate held for development and sale and amenities.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 20 – Subsequent Events

On February 13, 2013, Deltic entered into an agreement to purchase the other 50 percent membership interest in Del-Tin Fiber currently owned by TIN, Inc., a wholly owned subsidiary of Temple-Inland Inc., a wholly owned subsidiary of International Paper Company, for a purchase price of $20,000,000. Upon completion of the transaction, the Company will hold 100 percent of the membership in the Arkansas limited liability company, which owns and operates a medium density fiberboard plant in El Dorado, Arkansas. The $20,000,000 aggregate purchase price consists of $5,156,000 in cash and an assumption of TIN, Inc.’s $14,844,000 in debt guarantees associated with Union County, Arkansas Taxable Industrial Development Revenue Bonds that were issued in 1998 to finance the construction of the Del-Tin Fiber facility. The bonds have a maturity date of December 1, 2027. (For additional information, see Note 4 – Investment in Del-Tin Fiber.)

Note 21 – Business Segments

The Company’s four reporting segments consist of Deltic’s three operating business units and its corporate function. Each reporting entity has a separate management team and infrastructure that offers different products and/or services.

Woodlands operations manage the Company’s Southern Pine timberlands located primarily in Arkansas and northern Louisiana and derive revenue from the harvest of timber from the timberlands in accordance with its harvest plans, and either sells timber to third parties in the domestic market or to the Company’s Mills segment for conversion into lumber. In addition, this segment may, from time to time, identify and sell a portion of its timberland holdings that are either non-strategic to future timberland management activities or that have appreciated, due primarily to location, to a level that exceeds its value as a timber-growing asset. This segment also generates revenue from oil and gas royalties and the leasing of hunting, oil and gas, and other rights on its timberlands.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 21 – Business Segments (cont.)

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

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	2012	2011	2010
Net sales
Woodlands	$37,285	40,240	43,467
Mills	105,956	83,889	99,398
Real Estate	10,992	12,358	16,015
Eliminations[1]	(13,325)	(14,640)	(17.257)

	$140,908	121,847	141,623

Income before income taxes
Operating income/(loss)
Woodlands	$18,374	20,416	24,353
Mills	18,083	1,011	7,256
Real Estate	(2,099)	(75)	2,240
Corporate	(17,394)	(14,293)	(15,985)
Eliminations	168	400	45

Operating income	17,132	7,459	17,909
Equity in earnings of Del-Tin Fiber	959	318	4,058
Interest income	17	38	157
Interest and other debt expense, net of capitalized interest	(4,092)	(4,029)	(3,453)
Other income	20	3	54

	$14,036	3,789	18,725

Total assets at year-end
Woodlands	$240,026	227,102	225,840
Mills	30,136	33,801	37,161
Real Estate	58,783	59,304	57,863
Corporate[2,3]	24,264	21,663	22,409

	$353,209	341,870	343,273

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$4,786	5,291	6,069
Mills	5,378	5,999	6,639
Real Estate	374	427	441
Corporate	104	89	86

	$10,642	11,806	13,235

Capital expenditures
Woodlands	$18,553	7,817	6,144
Mills	2,478	3,570	5,330
Real Estate	2,996	4,223	3,859
Corporate	7	87	235

	$24,034	15,697	15,568

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 21 – Business Segments (cont.)

[1]	Primarily intersegment sales of timber from Woodlands to Mills.

[2]

Includes investment in Del-Tin Fiber, an equity method investee, of $6,293,000, $7,113,000, and $8,249,000 at December 31, 2012, 2011, and 2010, respectively. (For additional information, see Note 4 – Investment in Del-Tin Fiber.)

[3]	Includes balance of timberland sale proceeds held by trustee of $7,000 as of December 31, 2012, $567,000 as of December 31, 2011, and none in 2010.

Note 22 – Financial Results by Quarter (Unaudited)

(Thousands of dollars, except per share amounts)

	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$30,639	37,105	36,499	36,665	140,908
Gross profit	5,730	10,205	10,237	9,388	35,560
Operating income	1,134	6,259	5,104	4,635	17,132
Net income	97	3,516	3,218	2,404	9,235
Earnings per common share
Basic	$.01	.28	.25	.19	.73
Assuming dilution	.01	.28	.25	.19	.73
Dividends per common share	$.075	.075	.075	.075	.30

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$29,395	32,268	31,371	28,813	121,847
Gross profit	4,896	6,856	5,847	5,117	22,716
Operating income	550	3,587	2,116	1,206	7,459
Net income/(loss)	92	2,055	720	(208)	2,659
Earnings per common share
Basic	$.01	.16	.06	(.02)	.21
Assuming dilution	.01	.16	.06	(.02)	.21
Dividends per common share	$.075	.075	.075	.075	.30

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

Note 22 – Financial Results by Quarter (Unaudited) (cont.)

(Thousands of dollars, except per share amounts)

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$31,935	38,937	37,050	33,701	141,623
Gross profit	7,422	11,931	9,075	6,555	34,983
Operating income	3,659	7,210	5,133	1,907	17,909
Net income	2,253	5,593	3,278	1,273	12,397
Earnings per common share
Basic	$.18	.45	.26	.10	.99
Assuming dilution	.18	.45	.26	.10	.99
Dividends per common share	$.075	.075	.075	.075	.30

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

/s/ Ray C. Dillon	/s/ Kenneth D. Mann
Ray C. Dillon	Kenneth D. Mann
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 8, 2013	March 8, 2013

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders

Deltic Timber Corporation:

The management of Deltic Timber Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Deltic’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2012, based on the criteria in Internal Control – Integrated Framework issued by COSO.

/s/ Ray C. Dillon	/s/ Kenneth D. Mann
Ray C. Dillon	Kenneth D. Mann
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 8, 2013	March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income/(loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP Shreveport, Louisiana March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited Deltic Timber Corporation’s (“the Company”) internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Deltic Timber Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income/(loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2012, and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP Shreveport, Louisiana March 8, 2013

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

Based on their evaluation as of December 31, 2012, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and this information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Deltic conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which appears in the Company’s 2012 Annual Report to Shareholders which is included in this Form 10-K.

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

The sections entitled “Nominees For Election as Directors,” “Directors Whose Term of Office Continue,” and “Committees of the Board of Directors” appearing in the Registrant’s proxy statement for the annual meeting of shareholders to be held on April 25, 2013, will set forth certain information with respect to the directors of the registrant, including directors who serve on the Company’s Audit Committee and who have been designated an Audit Committee financial expert, and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

The sections entitled “Procedures for Stockholder Nominations and Proposals” and “Corporate Governance” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held April 25, 2013, will set forth certain information respectively in regards to applicable procedures for stockholders to submit director nominations and proposals and the Company’s Code of Business Conduct and Ethics and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 25, 2013, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2012, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 25, 2013, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2012, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

The following table sets forth information as of December 31, 2012, with respect to Deltic common stock issuable under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	125,920	$54.92	949,396
Equity compensation plans not approved by security holders	—	—	—

	125,920	$54.92	949,396

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 25, 2013, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2012, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting to be held on April 25, 2013, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2012, which will set forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	Financial Statements, Schedules and Exhibits.

1.	Consolidated Financial Statements.

Consolidated Balance Sheets—December 31, 2012 and 2011.

Consolidated Statements of Income for the Years Ended December 31, 2012, 2011, and 2010.

Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2012, 2011, and 2010.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011, and 2010.

Notes to Consolidated Financial Statements, including Consolidated Quarterly Income Information (unaudited).

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Financial Statement Schedules.

Financial Statements of Del-Tin Fiber LLC, an affiliate accounted for by the equity method, which constituted a significant subsidiary for the years ended December 31, 2012 and December 31, 2011.

Other Financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.

Index to Exhibits

Exhibit Designation	Nature of Exhibit

3	Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Deltic Timber Corporation as of December 17, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

3.2	Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

4	Instruments Defining the Rights of Security Holders.

4.1	Rights Agreement dated as of December 11, 1996, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

4.2	Amendment No. 1 to Rights Agreement dated as of October 15, 1998, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.2 to Registrant’s Registration of Securities Report on Form 10/A dated November 11, 1998.)

4.3	Amendment No. 2 to Rights Agreement dated as of October 19, 2006, between Deltic Timber Corporation and Harris N.A. as Rights Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Registration of Securities Report on Form 10/A dated October 19, 2006.)

10	Material contracts.

10.1	Deltic Timber Corporation 2002 Stock Incentive Plan (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.2	Distribution Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.)

10.4	Credit facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

10.5	Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.)

10.7	Note Purchase Agreement dated December 18, 1998 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Selective Sections of Del-Tin Fiber LLC’s Project Credit Agreement dated November 23, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Revolving Credit Agreement dated June 20, 2001 (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

10.10	Note Purchase Agreement dated December 20, 2002, (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	First Amended and Restated Revolving Credit Agreement dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.12	Guarantee Agreement between Deltic Timber Corporation and SunTrust Bank related to the Del-Tin Fiber Credit Agreement dated August 26, 2004 (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.14	Non Qualified Stock Option Form (incorporated by reference to Exhibit 10.14 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.15	Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.16	Performance Based Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.16 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.17	Change-in-Control and Involuntary Severance Agreement with CEO (incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.18	Change-in-Control Agreement with CEO Direct Reports (incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.19	Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.20	Deltic Timber Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K dated October 18, 2006.)

10.21	Amended and Restated Note Purchase Agreement dated March 30, 2007 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.22	First Amendment to the Revolving Credit Agreement dated August 7, 2007 (incorporated by reference to Exhibit 10.21 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)

10.23	Termination of a Material Definitive Agreement (incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K dated October 30, 2008.)

10.24	Second Amendment to the Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K dated February 4, 2011.)

21	Subsidiaries of the Registrant, included elsewhere herein.

23	Consents of Independent Registered Public Accounting Firm.

23.1	Consent of Independent Registered Public Accounting Firm related to reports on consolidated financial statements and internal control over financial reporting of Deltic Timber Corporation, included elsewhere herein.

23.2	Consent of Independent Registered Public Accounting Firm related to report on financial statements of Del-Tin Fiber LLC, included elsewhere herein.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Comprehensive Income/(Loss); (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

Exhibits other than those listed above have been omitted since they either are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date:	March 8, 2013
Ray C. Dillon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 8, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

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

/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)

Financial Statement Schedule Pursuant to Item 14(a)2

DEL-TIN FIBER, L.L.C.

December 31, 2012, 2011 and January 1, 2011

Financial Statements

With

Independent Auditor’s Report

Independent Auditor’s Report

Board of Managers

Del-Tin Fiber, L.L.C.

El Dorado, Arkansas

We have audited the accompanying balance sheets of Del-Tin Fiber, L.L.C. as of December 31, 2012 and 2011, and the related statements of operations, members’ capital and cash flows for each of the years in the three-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del-Tin Fiber, L.L.C. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles general accepted in the United States of America.

/s/Frost, PLLC

Little Rock, Arkansas

January 29, 2013

DEL-TIN FIBER, L.L.C.

Balance Sheets

December 31, 2012 and 2011

	2012	2011
Assets
Current assets
Cash and cash equivalents	$3,000	$3,000
Accounts receivable - TIN, Inc.	4,113,287	2,698,458
Other receivables	8,480	69,238
Inventories	3,103,168	3,213,683
Prepaid expenses and other current assets	289,695	279,531

Total current assets	7,517,630	6,263,910

Long-term assets
Property, plant and equipment, net	64,878,775	68,479,717
Inventories	1,092,881	1,098,559
Intangible assets - finite-lived, net	183,041	216,767

Total long-term assets	66,154,697	69,795,043

Total assets	$73,672,327	$76,058,953

Liabilities and Members’ Capital
Current liabilities
Accounts payable	$2,933,048	$2,208,417
Accrued expenses	829,874	707,692

Total current liabilities	3,762,922	2,916,109

Long-term debt	29,000,000	29,000,000

Total liabilities	32,762,922	31,916,109
Members’ capital	40,909,405	44,142,844

Total liabilities and members’ capital	$73,672,327	$76,058,953

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Statements of Operations

For the Years Ended December 31, 2012, 2011 and January 1, 2011

	2012	2011	2010
Net sales	$70,190,972	$64,307,161	$71,679,115

Costs and expenses
Cost of sales	60,814,767	56,364,338	56,496,047
Depreciation	5,851,936	5,667,831	5,261,580
Selling, general and administrative	2,319,221	2,203,265	2,418,145

Total costs and expenses	68,985,924	64,235,434	64,175,772

Other income (expense)
Interest expense	(815,746)	(933,794)	(790,157)
Loss on asset dispositions	(62,741)	(46,739)	(296,610)

Total other expense	(878,487)	(980,533)	(1,086,767)

Net income (loss)	$326,561	$(908,806)	$6,416,576

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Statements of Members’ Capital

For the Years Ended December 31, 2012, 2011 and January 1, 2011

Balance - January 3, 2010	$51,369,074
Net income	6,416,576
Members’ contributions	3,012,000
Members’ distributions	(12,840,000)

Balance - January 1, 2011	47,957,650
Net loss	(908,806)
Members’ contributions	3,644,000
Members’ distributions	(6,550,000)

Balance - December 31, 2011	44,142,844
Net income	326,561
Members’ contributions	4,380,000
Members’ distributions	(7,940,000)

Balance - December 31, 2012	$40,909,405

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and January 1, 2011

	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$326,561	$(908,806)	$6,416,576
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	5,851,936	5,667,831	5,261,580
Loss on asset dispositions	62,741	46,739	296,610
Amortization of deferred debt costs	49,495	43,025	39,844
Changes in operating assets and liabilities
Accounts receivable - TIN, Inc.	(1,414,829)	149,580	(618,152)
Other receivables	60,758	(23,766)	(3,899)
Inventories	116,193	(147,647)	635,986
Prepaid expenses and other current assets	(10,164)	41,008	34,860
Accounts payable	827,820	(524,069)	534,422
Accrued expenses	122,182	(130,655)	(87,551)

Net cash provided by operating activities	5,992,693	4,213,240	12,510,276

Cash flows from investing activities
Capital expenditures	(2,313,735)	(1,507,890)	(2,841,020)

Net cash used by investing activities	(2,313,735)	(1,507,890)	(2,841,020)

Cash flows from financing activities
Increase (decrease) in checks outstanding	(103,189)	437,454	158,744
Members’ contributions	4,380,000	3,644,000	3,012,000
Members’ distributions	(7,940,000)	(6,550,000)	(12,840,000)
Payment of debt financing costs	(15,769)	(236,804)	—

Net cash used by financing activities	(3,678,958)	(2,705,350)	(9,669,256)

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents - beginning of year	3,000	3,000	3,000

Cash and cash equivalents - end of year	$3,000	$3,000	$3,000

Supplementary disclosure of cash flow information
Cash paid during the year for interest	$765,078	$907,375	$742,468

The accompanying notes are an integral part of these financial statements.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

December 31, 2012, 2011 and January 1, 2011

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

The Company is operating in a commodity-based business environment. This environment is affected by a number of factors including general economic conditions, interest rates, imports, foreign exchange rates, the housing industry, industry capacity and production levels, and the availability of raw materials. Selling prices are adjusted periodically for changes in the market based upon discretion of TIN, Inc. The changes in selling prices correlate, to a degree, with the Company’s primary raw materials, but are not the same, thereby causing margins between sales prices and production cost to increase or compress or invert on a short-term basis.

b.	Accounting period – Beginning in 2012 and going forward, the Company’s fiscal year is a calendar year. Fiscal years 2012, 2011 and 2010 ended on December 31, 2012, 2011 and January 1, 2011, respectively. Reference to years in these financial statements relate to fiscal years rather than calendar years.

c.	Cash and cash equivalents – The Company considers short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company had no such investments at December 31, 2012 or 2011. The Company had outstanding checks in excess of bank balances of approximately $1,016,000 and $1,119,000 as of December 31, 2012 and 2011, respectively. These outstanding checks were reclassified into accounts payable for the financial statement presentation and changes are reflected as a financing activity in the accompanying statements of cash flows.

d.	Sale of accounts receivable – The Company accounts for the transfer of trade receivables under its marketing agreement with TIN, Inc. in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing.” Since the criteria established by ASC 860 are met, the transfer of receivables is recorded as a sale. The sale and trade receivables are recorded at the invoiced amount. Accordingly, these transferred receivables are not included as receivables from customers, but rather from TIN, Inc. See Note 6 for further discussion.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

December 31, 2012, 2011 and January 1, 2011

1.	Summary of Significant Accounting Policies (cont.)

e.	Inventories – Inventories are stated at the lower of cost or market. Cost includes materials, labor and production overhead. Inventories are reviewed at least annually for slow moving and potentially obsolete items and are written down to estimated net realizable value. Cost is determined using the weighted-average method for all inventories.

Any inventory, including spare parts, in excess of the current requirements based on historical and anticipated levels of usage and sales is classified as long-term on the accompanying balance sheets. The classification of inventories – long-term requires the Company to estimate the portion of inventories that can be realized over the next 12 months.

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

Routine maintenance and repairs are charged to operating expense, while costs of equipment upgrades and replacements are capitalized. Spare part inventories used for routine maintenance and repairs, which are expensed as utilized, are included on the inventories and inventories – long-term line items of the accompanying balance sheets for reporting purposes. Certain capitalized spare part inventories are considered equipment replacements whose useful lives exceed two years and which are considered necessary to extend the useful life of the related production assets. Spare part inventories on hand at January 2, 2010 in the amount of $33,934 were transferred to fixed assets in service during the year ended January 1, 2011. No such transfers occurred during the years ended December 31, 2012 and 2011. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts and the difference between the net book value of the asset and proceeds from disposition is recognized as a gain or loss.

The Company assesses impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are recognized if the estimated fair value of the assets is less than its carrying value. The Company experienced no such triggering events in 2012, 2011 or 2010.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

December 31, 2012, 2011 and January 1, 2011

1.	Summary of Significant Accounting Policies (cont.)

g.	Intangible assets – finite-lived, net – The Company has recorded an intangible asset in relation to deferred loan acquisition costs. Loan fees of $252,574, net of amortization of $69,533, are included intangible assets – finite-lived, net. These loan acquisition costs are being amortized over the term of the related debt. Future amortization is as follows:

2013	$49,128
2014	49,128
2015	49,128
2016	35,657

$183,041

h.	Revenue recognition – Revenue from the sale of products is recognized upon passage of title to the customer, which is at the time of delivery or customer pickup. Net sales presented on the accompanying statements of operations consist of gross sales less discounts, returns and rebates.

i.	Cost of sales – The Company classifies the costs of purchasing raw materials and manufacturing its products, but excluding depreciation, as cost of sales. Manufacturing costs include variable costs and fixed expenses directly associated with production. Fixed manufacturing costs include, among other things, plant site operating costs and overhead, production planning and logistics, repair and maintenance, plant site purchasing costs and engineering and technical support costs. Production related depreciation expense is included in depreciation expense, which is reported as a separate item in the accompanying statements of operations.

j.	Shipping and handling – All shipping and handling costs are expensed as incurred and are included in cost of sales in the accompanying statements of operations. Shipping and handling fees billed to customers are included in net sales in the accompanying statements of operations.

k.	Income taxes – Since the Company is a limited liability company, it has the option of being taxed as a partnership or a corporation. The Company elected to be taxed as a partnership and as such is not subject to income taxes at the Company level. All taxes are recognized by the members of the Company. Accordingly, no provision for federal or state income taxes is included in the financial statements.

The Company’s policy with respect to evaluating uncertain tax positions is based upon whether management believes it is more likely than not the uncertain tax positions will be sustained upon review by the taxing authorities, then the Company shall initially and subsequently measure the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The tax positions must meet the more-likely-than-not recognition threshold with consideration given to the amounts and probabilities of the outcomes that could be realized upon settlement using the facts, circumstances and information at the reporting date. The Company

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

December 31, 2012, 2011 and January 1, 2011

1.	Summary of Significant Accounting Policies (cont.)

will reflect only the portion of the tax benefit that will be sustained upon resolution of the position and applicable interest on the portion of the tax benefit not recognized. Based upon management’s assessment, there are no uncertain tax positions expected to have a material impact on the Company’s financial statements.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2009. The Company’s federal and state tax returns are not currently under examination. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2012, 2011 and January 1, 2011, the Company did not recognize any interest or penalties. The Company did not have any interest or penalties accrued at December 31, 2012 and 2011.

l.	Use of estimates – Management of the Company has made a number of estimates and assumptions, relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Generally, assets and liabilities that are subject to estimation and judgment include inventory valuation, obsolesce reserves of spare parts, and depreciation and amortization periods of long-lived assets. Although management believes these estimates are reasonable, actual results could differ from those estimates.

m.	Reclassifications – Certain reclassifications have been made to 2011 amounts in order for them to conform to the 2012 presentation. These reclassifications had no effect on previously reported results of operations or members’ equity.

2.	Inventories

Inventories consist of the following:

	2012	2011
Raw materials	$774,890	$710,110
Work in progress/finished goods	1,336,200	1,419,770
Spare parts	851,588	856,013
Operating materials and supplies	140,490	227,790

	$3,103,168	$3,213,683

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

December 31, 2012, 2011 and January 1, 2011

3.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2012	2011
Land	$331,789	$331,789
Buildings	7,561,364	7,561,364
Land improvements	3,006,801	3,006,801
Machinery and equipment	114,381,196	113,317,629
Vehicles	12,364	12,364
Construction in progress	38,608	615,753
Capitalized spare parts	2,096,992	2,133,001

	127,429,114	126,978,701
Less accumulated depreciation	(62,550,339)	(58,498,984)

	$64,878,775	$68,479,717

4.	Indebtedness and Financing Arrangements

Long-term debt consists of the following:

	2012	2011
Union County, Arkansas Taxable Industrial Revenue Bonds (Del-Tin Fiber project) 1998 Series due October 1, 2027.	$29,000,000	$29,000,000

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

December 31, 2012, 2011 and January 1, 2011

4.	Indebtedness and Financing Arrangements (cont.)

The Bonds currently bear interest at a variable rate determined weekly by the remarketing agent of the respective Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The average interest rate on the Bonds was .70% in 2012 and .87% in 2011.

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

In connection with the July 2011 letter of credit commitment, the Company incurred $252,574 in related costs, which have been included in the accompanying balance sheets in “Intangible assets – finite-lived, net,” net of amortization of $69,533. Any deferred debt costs related to the Term Loan Agreement are amortized to interest expense on a straight-line method over the term of the new Credit Agreement.

The Company is subject to certain restrictive covenants in connection with the Bonds and its credit facility, and was in compliance with such covenants as of December 31, 2012.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

December 31, 2012, 2011 and January 1, 2011

5.	Lease Commitments

The Company is obligated under noncancelable operating leases for various pieces of equipment. As of December 31, 2012, future minimum lease commitments under noncancelable operating leases consisted of the following:

2013	$106,524
2014	65,912
2015	12,919
2016	12,919
2017	1,077

$199,351

Rent expense for all operating leases totaled $104,084 in 2012, $79,053 in 2011 and $59,589 in 2010.

6.	Related Party Transactions

The Company is assessed a fee for marketing services provided by TIN, Inc. This expense amounted to $1,627,293 in 2012, $1,570,446 in 2011 and $1,754,873 in 2010, and is included in selling, general and administrative expenses in the accompanying statements of operations. As of December 31, 2012 and 2011, there were outstanding amounts of $251,874 and $232,688, respectively, payable to TIN, Inc. comprised primarily of freight charges, which are included in accounts payable on the accompanying balance sheets. Raw materials purchased from TIN, Inc. during 2012, 2011 and 2010 amounted to $251,874, $118,435 and $37,786, respectively.

Under the terms of the MDF Marketing Agreement, the Company’s sales are processed by TIN, Inc. A corresponding receivable is recorded by the Company equal to the outstanding trade receivable balance maintained by TIN, Inc. Funds are transferred to the Company from TIN, Inc. based on previous weeks’ sales. All credit risk relating to the Company’s trade receivables remains with TIN, Inc. As of December 31, 2012 and 2011, the Company’s balance due from TIN, Inc. relating to the trade receivables was $4,113,287 and $2,698,458, respectively.

The Company purchases raw materials from Deltic. Total purchases of raw materials amounted to approximately $3,653,000 in 2012, $3,707,000 in 2011 and $4,446,000 in 2010. In relation to these purchases, the Company had outstanding balances payable of $54,463 to Deltic on December 31, 2012 and $1,110 at December 31, 2011, which are included in accounts payable on the accompanying balance sheets.

The Company provides retirement benefits for its employees through one defined contribution plan administered by TIN, Inc. The obligation and responsibility for the plan resides with TIN, Inc. For the defined contribution plan, the Company’s matching contributions were $49,213 in 2012, $56,762 in 2011 and $64,913 in 2010. The Company’s retirement contributions were $106,491 in 2012, $108,083 in 2011 and $112,890 in 2010. Employee contributions under the defined contribution plan were $168,331 in 2012, $201,591 in 2011 and $230,363 in 2010.

DEL-TIN FIBER, L.L.C.

Notes to Financial Statements

December 31, 2012, 2011 and January 1, 2011

7.	Major Suppliers

For the year ended December 31, 2012, the Company had purchases from two vendors which represented 27% and 12%, respectively, of total purchases. For the year ended December 31, 2011, the Company had purchases from two vendors which represented 31% and 13%, respectively, of total purchases. For the year ended January 1, 2011, the Company had purchases from two vendors which represented 29% and 11%, respectively, of total purchases.

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

At December 31, 2012 and 2011 and various times throughout these years, the Company maintained cash balances with certain financial institutions in excess of the federal deposit insurance limit.

10.	Subsequent Events Evaluation Date

The Company evaluated the events and transactions subsequent to its December 31, 2012 balance sheet date and determined there were no significant events to report through January 29, 2013, which is the date the Company issued its financial statements.