Form 10-Q
period 2013-03-31
DELTIC TIMBER CORP
filed 2013-05-03
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of Common Stock, $.01 Par Value, outstanding at March 31, 2013, was 12,715,199.

TABLE OF CONTENTS – FIRST QUARTER 2013 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Thousands of dollars)

	(Unaudited) March 31, 2013	Dec. 31, 2012

Assets
Current assets
Cash and cash equivalents	$13,412	5,613
Trade accounts receivable, net of allowance for doubtful accounts of $117 and $127, respectively	7,464	5,277
Other receivables	12	13
Inventories	5,616	4,894
Prepaid expenses and other current assets	3,434	2,795

Total current assets	29,938	18,592

Investment in real estate held for development and sale	56,660	57,088
Investment in Del-Tin Fiber	7,651	6,293
Other investments and noncurrent receivables	319	354
Timber and timberlands – net	249,994	240,215
Property, plant, and equipment – net	28,265	26,668
Deferred charges and other assets	3,284	3,999

Total assets	$376,111	353,209

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$4,006	1,981
Accrued taxes other than income taxes	2,438	1,951
Income taxes payable	2,967	—
Deferred revenues and other accrued liabilities	8,237	9,094

Total current liabilities	17,648	13,026

Long-term debt, excluding current maturities	75,000	63,000
Deferred tax liabilities – net	397	471
Other noncurrent liabilities	43,643	44,482
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	82,663	82,597
Retained earnings	174,112	168,608
Treasury stock	(3,490)	(5,000)
Accumulated other comprehensive loss	(13,990)	(14,103)

Total stockholders’ equity	239,423	232,230

Total liabilities and stockholders’ equity	$376,111	353,209

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net sales	$41,563	30,639

Costs and expenses
Cost of sales	23,528	22,001
Depreciation, amortization, and cost of fee timber harvested	2,651	2,908
General and administrative expenses	4,920	4,596

Total costs and expenses	31,099	29,505

Gain on involuntary conversion	84	—

Operating income	10,548	1,134

Equity in earnings of Del-Tin Fiber	1,084	71
Interest income	3	2
Interest and other debt expense, net of capitalized interest	(1,030)	(1,035)
Other expense	(20)	(25)

Income before income taxes	10,585	147

Income tax expense	(3,811)	(50)

Net income	$6,774	97

Income per common share
Basic	$.53	.01
Diluted	$.53	.01

Dividends declared per common share	$.100	.075

Weighted average common shares outstanding (thousands)
Basic	12,563	12,501
Diluted	12,604	12,567

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2013	2012

Net income	$6,774	97

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income (net of tax1):

Amortization of prior service cost	1	1

Amortization of actuarial loss	142	218

Amortization of plan amendment	(30)	(30)

Other comprehensive income	113	189

Comprehensive income	$6,887	286

[1]	The amounts of amortizations out of comprehensive income for 2012 have been revised to conform to the 2013 presentation.

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2013	2012

Operating activities
Net income	$6,774	97
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	2,651	2,908
Deferred income taxes	548	17
Real estate development expenditures	(191)	(105)
Real estate costs recovered upon sale	539	232
Timberland costs recovered upon sale	139	127
Equity in earnings of Del-Tin Fiber	(1,084)	(71)
Stock-based compensation expense	664	558
Net increase in liabilities for pension and other postretirement benefits	500	450
Net decrease in deferred compensation for stock-based liabilities	(590)	(890)
Increase in operating working capital other than cash and cash equivalents	(443)	(1,375)
Other – changes in assets and liabilities	(496)	169

Net cash provided by operating activities	9,011	2,117

Investing activities
Capital expenditures requiring cash, excluding real estate development	(11,833)	(3,478)
Net change in purchased stumpage inventory	(944)	(346)
Advances to Del-Tin Fiber	(1,025)	(800)
Repayments from Del-Tin Fiber	750	700
Net change in funds held by trustee	7	568
Other – net	193	220

Net cash required by investing activities	(12,852)	(3,136)

Financing activities
Proceeds from borrowings	12,000	2,000
Repayments of notes payable and long-term debt	—	(1,000)
Treasury stock purchases	(10)	(19)
Common stock dividends paid	(1,270)	(949)
Proceeds from stock option exercises	750	409
Excess tax benefits from stock-based compensation expense	170	534
Other – net	—	(173)

Net cash provided by financing activities	11,640	802

Net increase/(decrease) in cash and cash equivalents	7,799	(217)
Cash and cash equivalents at January 1	5,613	3,291

Cash and cash equivalents at March 31	$13,412	3,074

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2013	2012
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2013 and 2012	128	128

Capital in excess of par value
Balance at beginning of period	82,597	80,842
Exercise of stock options	124	38
Stock-based compensation expense	664	558
Restricted stock awards	(935)	(1,393)
Tax effect of stock awards	172	550
Restricted stock forfeitures	41	53

Balance at end of period	82,663	80,648

Retained earnings
Balance at beginning of period	168,608	163,170
Net income	6,774	97
Common stock dividends	(1,270)	(949)

Balance at end of period	174,112	162,318

Treasury stock
Balance at beginning of period – 141,974 and 208,296 shares, respectively	(5,000)	(7,288)
Shares purchased – 134 and 267 shares, respectively	(10)	(19)
Forfeited restricted stock – 570 and 785 shares, respectively	(41)	(53)
Shares issued for incentive plans – 43,998 and 50,305 shares, respectively	1,561	1,765

Balance at end of period – 98,680 and 159,043 shares, respectively	(3,490)	(5,595)

Accumulated other comprehensive loss
Balance at beginning of period	(14,103)	(9,729)
Change in other comprehensive income net of tax	113	189

Balance at end of period	(13,990)	(9,540)

Total stockholders’ equity	$239,423	227,959

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by Deltic Timber Corporation (the “Company” or “Deltic”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012. Preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of March 31, 2013, and the results of its operations and cash flows for the three months ended March 31, 2013 and 2012. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Recently Issued Authoritative Accounting Pronouncements and Guidance

Financial Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220),” became effective January 1, 2013, for the Company. The amendment of this update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component including the respective line item of net income when reclassed in its entirety or cross-referenced to other disclosures if not reclassed in its entirety. (For additional information, refer to Note 11 – Other Comprehensive Income Disclosures.)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2013	Dec. 31, 2012

Logs	$1,751	1,341
Lumber	3,301	3,231
Materials and supplies	564	322

	$5,616	4,894

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2013	Dec. 31, 2012

Short-term deferred tax assets	$2,129	2,074
Prepaid expenses	693	88
Other current assets	612	633

	$3,434	2,795

Note 4 – Investment in Del-Tin Fiber

Through March 31, 2013, the Company owned 50 percent of the membership of Del-Tin Fiber, LLC (“Del-Tin Fiber”), which operates a medium density fiberboard (“MDF”) plant near El Dorado, Arkansas. The Company’s membership in Del-Tin Fiber is discussed in more detail in Note 4 – Investment in Del-Tin Fiber, in the Company’s 2012 annual report on Form 10-K. On February 13, 2013, Deltic announced the Company’s intention to acquire the other 50 percent membership from TIN, Inc. for $20,000,000, which includes the assumption of $14,844,000 in debt guarantees. This acquisition was completed April 1, 2013. For additional information, refer to Note 14 – Subsequent Events.

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

At March 31, 2013, and December 31, 2012, the Company’s share of the underlying net assets of Del-Tin Fiber exceeded its investment by $13,961,000 and $14,162,000, respectively. The difference relates primarily to the Company’s write-off of its carrying amount for its investment in Del-Tin Fiber as of December 31, 2002, which was not recorded by Del-Tin Fiber. The

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Investment in Del-Tin Fiber (cont.)

equity in earnings of Del-Tin Fiber recognized by the Company exceeds its ownership percentage of Del-Tin Fiber’s earnings because the difference in basis between the Company and Del-Tin Fiber is being adjusted to account for Del-Tin Fiber’s operating results as if it were a consolidated subsidiary. On April 1, 2013, the Company completed the acquisition of the other half of the ownership of Del-Tin Fiber from its joint venture partner. Beginning in the second quarter of 2013, Deltic will operate and report Del-Tin Fiber operations as a consolidated subsidiary.

The financial position for Del-Tin Fiber as of the balance sheet dates and results of operations consisted of the following:

Condensed Balance Sheet Information

(Thousands of dollars)	(Unaudited) March 31, 2013	Dec. 31, 2012

Current assets	$9,456	7,517
Property, plant, and equipment – net	64,250	64,879
Other noncurrent assets	171	1,276

Total assets	$73,877	73,672

Current liabilities	$1,653	3,763
Long-term debt	29,000	29,000
Members’ capital	43,224	40,909

Total liabilities and members’ capital	$73,877	73,672

Condensed Income Statement Information – Unaudited

	Three Months Ended March 31,
(Thousands of dollars)	2013	2012

Net sales	$16,666	14,591

Costs and expenses
Cost of sales	12,783	12,760
Depreciation	1,445	1,358
General and administrative expenses	533	569

Total costs and expenses	14,761	14,687

Operating income/(loss)	1,905	(96)
Interest income	62	50
Interest and other debt expense	(194)	(186)
Other loss	(8)	(19)

Net income/(loss)	$1,765	(251)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2013	Dec. 31, 2012

Purchased stumpage inventory	$1,846	902
Timberlands	102,654	99,159
Fee timber	252,632	246,105
Logging facilities	2,609	2,601

	359,741	348,767

Less accumulated cost of fee timber harvested and facilities depreciation	(110,065)	(108,873)

Strategic timber and timberlands	249,676	239,894
Non-strategic timber and timberlands	318	321

	$249,994	240,215

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations. In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberlands base to be sold. Other non-strategic acreage exists within the Company’s land base, but Deltic has not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines that either smaller tracts of pine timberlands cannot be strategically managed or tracts of hardwood bottomland cannot be converted into pine growing acreage, they will be sold. As of March 31, 2013, approximately 700 acres of these lands were available for sale. Included in the Woodlands operating income are gains from sales of non-strategic timberland of $378,000 and $259,000 for the three months ended March 31, 2013 and 2012, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2013	Dec. 31, 2012

Land	$357	357
Land improvements	6,322	6,322
Buildings and structures	13,866	13,985
Machinery and equipment	102,871	99,867

	123,416	120,531
Less accumulated depreciation	(95,151)	(93,863)

	$28,265	26,668

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2013	Dec. 31, 2012

Deferred revenues – current	$3,211	3,794
Vacation accrual	1,014	971
Deferred compensation	1,579	2,720
All other current liabilities	2,433	1,609

	$8,237	9,094

Note 8 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2013	Dec. 31, 2012

Accumulated postretirement benefit obligation	$12,315	12,132
Excess retirement plan	9,087	9,063
Accrued pension liability	17,256	17,254
Deferred revenue – long-term portion	1,676	2,064
Uncertain tax positions liability	1,325	1,325
Other noncurrent liabilities	1,984	2,644

	$43,643	44,482

Note 9 – Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2013, was 36 percent. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the three months ended March 31, 2013, the Company recognized $45,000 in interest expense from these items. The Company had approximately $516,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at March 31, 2013. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $780,000 would benefit the effective rate. The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2009.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2013	2012

Funded qualified retirement plan
Service cost	$387	408
Interest cost	389	405
Expected return on plan assets	(473)	(423)
Amortization of prior service cost	5	5
Recognized actuarial loss	213	245

Net retirement expense	$521	640

Unfunded nonqualified retirement plan
Service cost	$36	91
Interest cost	48	89
Amortization of prior service cost	(3)	(3)
Recognized actuarial loss	19	96

Net retirement expense	$100	273

Other postretirement benefits
Service cost	$113	114
Interest cost	108	117
Recognized actuarial loss	2	18
Amortization of plan amendment	(50)	(50)

Other postretirement benefits expense	$173	199

The Company made contributions to its qualified plan of $300,000 during the first three months of 2013, and expects to continue to fund the plan at the same monthly level over the remainder of 2013. The expected long-term rate of return on pension plan assets is 7.50 percent.

Note 11 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component in accordance with Accounting Standards Update No. 2013-02 for the three months ended March 31, 2013 and 2012:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

AOCL at January 1, 2013	$(9,552)	(3,380)	(1,171)	(14,103)
Amounts reclassified from AOCL	132	10	(29)	113

Net current period other comprehensive income/(loss)	132	10	(29)	113

AOCL at March 31, 2013	$(9,420)	(3,370)	(1,200)	(13,990)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
AOCL at January 1, 2012	$(8,124)	(855)	(750)	(9,729)
Amounts reclassified from AOCL	152	56	(19)	189

Net current period other comprehensive income/(loss)	152	56	(19)	189

AOCL at March 31, 2012	$(7,972)	(799)	(769)	(9,540)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Other Comprehensive Income Disclosures (cont.)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components

	Three Months Ended March 31, 2013
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
Amortization of prior service costs	$5	(3)	—	2
Amortization of actuarial losses	213	19	2	234
Amortization of plan amendment	—	—	(50)	(50)

Total before tax	218	16	(48)	186
Income tax expense	(86)	(6)	19	(73)

Total reclassification – net of tax	$132	10	(29)	113

Amounts in parentheses indicate debits to profit/(loss).

These items are included in the computation of net periodic retirement and postretirement costs.

See Note 10 – Employee and Retiree Benefit Plans.

	Three Months Ended March 31, 2012
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
Amortization of prior service costs	$5	(3)	—	2
Amortization of actuarial losses	245	96	18	359
Amortization of plan amendment	—	—	(50)	(50)

Total before tax	250	93	(32)	311
Income tax expense	(98)	(37)	13	(122)

Total reclassification – net of tax	$152	56	(19)	189

Amounts in parentheses indicate debits to profit/(loss).

These items are included in the computation of net periodic retirement and postretirement costs.

See Note 10 – Employee and Retiree Benefit Plans.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Other Comprehensive Income Disclosures (cont.)

Tax Effects by Component

	Three Months Ended March 31, 2013
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Amortization of prior service costs	$2	(1)	1
Amortization of actuarial losses	234	(92)	142
Amortization of plan amendment	(50)	20	(30)
	$186	(73)	113

	Three Months Ended March 31, 2012
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Amortization of prior service costs	$2	(1)	1
Amortization of actuarial losses	359	(141)	218
Amortization of plan amendment	(50)	20	(30)
	$311	(122)	189

Note 12 – Stock-Based Compensation

The Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, included $664,000 and $558,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.

Assumptions for the valuation of 2013 stock options and restricted stock performance units consisted of the following:

2013

Expected term of options (in years)	6.27
Weighted expected volatility	37.78%
Dividend yield	.58%
Risk-free interest rate performance restricted shares	.60%
Risk-free interest rate – options	1.98%
Stock price as of valuation date	$71.35
Restricted performance share valuation	$87.74
Grant date fair value – stock options	$26.20

Stock Options – A summary of stock options as of March 31, 2013, and changes during the three-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2013	125,920	$54.92

Granted	24,058	71.35
Exercised	(17,728)	42.30
Forfeited/expired	(543)	60.10

Outstanding at March 31, 2013	131,707	$59.60	7.2	$1,265

Exercisable at March 31, 2013	67,877	$53.85	5.6	$1,009

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at March 31, 2013, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of March 31, 2013, there was $1,429,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of March 31, 2013, and changes during the three-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2013	76,352	$52.09

Granted	23,735	71.35
Vested	(20,229)	34.41
Forfeited	(267)	58.22

Nonvested at March 31, 2013	79,591	$62.31

As of March 31, 2013, there was $3,240,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Performance Units – A summary of nonvested restricted stock performance units as of March 31, 2013, and changes during the three months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2013	50,393	$68.30

Granted	16,427	87.74
Units not meeting vesting conditions	(13,892)	43.48

Forfeited	(303)	77.57

Nonvested at March 31, 2013	52,625	$80.87

As of March 31, 2013, there was $2,788,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.4 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Contingencies

In December of 2012, lumber storage sheds at the operating facility in Ola, Arkansas were destroyed due to an accumulation of snow and ice on the roofs of the storage sheds, though it did not result in any significant loss of lumber inventory. Replacement of these sheds is covered under the terms of applicable insurance policies, subject to deductibles. As of March 31, 2013, the Company has recorded $84,000 in gain on involuntary conversion due to insurance recovery to date for the destroyed sheds. Currently Deltic is in the process of replacing the destroyed storage sheds, and once the replacement expenditures meet or exceed $881,000, a claim will be filed with the insurance carriers for reimbursement. The additional proceeds of $797,000 will be recorded as a gain on involuntary conversion in the period received.

At various times, the Company may be involved in litigation incidental to its operations. Currently there are no material legal proceedings outstanding.

Note 14 – Subsequent Events

Del-Tin Fiber Acquisition

On April 1, 2013, Deltic Timber Corporation completed the previously announced acquisition of the remaining 50 percent membership of Del-Tin Fiber, LLC which was owned by TIN, Inc., a wholly owned subsidiary of Temple-Inland Inc., a wholly owned subsidiary of International Paper Company. On completion of the acquisition, Deltic owned 100 percent of the membership interest in the Arkansas limited liability company. Deltic acquired the 50 percent interest for $5,156,000 in cash and the assumption of $14,844,000 in debt guarantees.

Deltic will account for the acquisition under ASC 805, “Business Combinations,” and Del-Tin Fiber’s results of operations will be included in Deltic’s consolidated financial statements beginning with the date of acquisition. Given the date of the acquisition, the Company has not completed the valuation of assets acquired or liabilities assumed. The Company anticipates providing a preliminary purchase price allocation to be recognized in the second quarter Form 10-Q to be filed on or before August 9, 2013.

The following unaudited pro forma for the three months ended March 31, 2013 and 2012 represents the results of operations of Deltic Timber Corporation as if Del-Tin Fiber, LLC had been a wholly owned subsidiary as of January 1, 2012. This information is based on historical results of operations, adjusted for certain estimated acquisition accounting adjustments and eliminations and does not purport to represent Deltic’s actual results of operations as if the transaction described above would have occurred on January 1, 2012, nor is it necessarily indicative of future results.

	Three Months Ended March 31,
(Thousands of dollars)	2013	2012

Net sales	$59,129	46,160
Net income	$7,210	(116)
Basic and diluted income per common share	$.57	(.01)

For additional information concerning Deltic’s equity investment in Del-Tin Fiber, see Note 4 – Investment in Del-Tin Fiber.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Subsequent Events (cont.)

Amendment to Revolving Credit Facility

On May 2, 2013, the Company amended and extended its unsecured and committed revolving credit facility. The amended facility allows $340,000,000 of borrowings and will mature on May 2, 2018. Deltic incurred $765,000 in fees to facilitate the amendment, which will be amortized over the length of the agreement.

Note 15 – Fair Value of Financial Instruments

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

Nonqualified employee savings plan – Consists of mutual funds, which are valued at the net asset value of shares held by the plan at the balance sheet date, at quoted market prices.

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at March 31, 2013, are presented in the following table:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	March 31, 2013	Level 1	Level 2	Level 3

Liabilities
Nonqualified employee savings plan	$1,057	1,057	—	—

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Fair Value of Financial Instruments (cont.)

Long-term debt, including current liabilities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

The following table presents the carrying amounts and estimated fair values of financial instruments at March 31, 2013 and 2012. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	March 31, 2013		March 31, 2012
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial liabilities
Long-term debt, including current liabilities	$75,000	80,028	$66,111	69,370

Note 16 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

	Three Months Ended March 31,
(Thousands, except per share amounts)	2013	2012

Net earnings allocated to common stock	$6,706	97
Net earnings allocated to participating securities	68	—

Net income allocated to common stock and participating securities	$6,774	97

Weighted average number of common shares used in basic EPS	12,563	12,501

Effect of dilutive stock awards	41	66

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,604	12,567

Earnings per common share
Basic	$.53	.01
Assuming dilution	$.53	.01

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Earnings per Common Share (cont.)

Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method. Options to purchase shares, which were outstanding but not included in the computation of diluted earnings per share because the options were anti-dilutive, were 24,058 and 26,527 for the three months ended March 31, 2013 and 2012, respectively. Restricted performance shares, which were outstanding but not included in the computation of diluted earnings per share because they do not meet the metrics established for awarding, were 52,625 and 25,469 at March 31, 2013 and 2012, respectively.

Note 17 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Three Months Ended March 31,
(Thousands of dollars)	2013	2012

Interest paid	$109	279
Interest capitalized	(9)	(10)

Non-cash investing and financing activities excluded from the statement of cash flows include:

	Three Months Ended March 31,
(Thousands of dollars)	2013	2012

Issuance of restricted stock	$935	1,393
Land exchanges and capital expenditures accrued, not paid	1,389	132

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2013	2012

Trade accounts receivable	$(2,186)	(1,762)
Other receivables	1	—
Inventories	(722)	(438)
Prepaid expenses and other current assets	(594)	(913)
Trade accounts payable	635	929
Accrued taxes other than income taxes	487	442
Income taxes payable	2,967	—
Deferred revenues and other accrued liabilities	(1,031)	367

	$(443)	(1,375)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2013	2012

Net sales
Woodlands	$9,373	10,020
Manufacturing	34,108	22,573
Real Estate	2,329	1,892
Eliminations*	(4,247)	(3,846)

	$41,563	30,639

Income before income taxes
Operating income
Woodlands	$4,634	4,773
Manufacturing	11,337	1,580
Real Estate	(644)	(754)
Corporate	(4,643)	(4,316)
Eliminations	(136)	(149)

Operating income	10,548	1,134
Equity in earnings of Del-Tin Fiber	1,084	71
Interest income	3	2
Interest and other debt expense, net of capitalized interest	(1,030)	(1,035)
Other expense	(20)	(25)

	$10,585	147

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,292	1,360
Manufacturing	1,250	1,421
Real Estate	85	99
Corporate	24	28

	$2,651	2,908

Capital expenditures
Woodlands	$10,279	2,679
Manufacturing	2,788	850
Real Estate	342	182
Corporate	4	4

	$13,413	3,715

*	Primarily intersegment sales of timber from Woodlands to Manufacturing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $6.8 million for the first quarter of 2013, a $6.7 million increase from the same period of 2012. The Woodlands segment provided $4.6 million in operating income in the current year quarter, $.2 million less than in the same period a year ago. The Manufacturing segment (formerly referred to as the Mills segment) reported operating income of $11.3 million, an increase of $9.7 million when compared to the first quarter of 2012. The improvement was due to a higher per-unit average sales price and increased sales volume caused by the increased demand for lumber as the recovery of the housing market continued into 2013. The Real Estate segment reported an operating loss of $.7 million for the first quarter of 2013, a $.1 million improvement from the first quarter of 2012. Corporate segment operating expense was $4.6 million in the first quarter of 2013, a $.3 million increase from the prior-year first quarter due primarily to higher general and administrative expenses. Deltic owned a 50 percent interest in Del-Tin Fiber, LLC (“Del-Tin Fiber”) and recorded equity in earnings of $1.1 million in the first quarter of 2013, an increase of $1 million from a year ago, due primarily to a higher average sales price. Deltic completed the acquisition of the other half of the ownership of Del-Tin Fiber from its joint venture partner on April 1, 2013 and will include Del-Tin Fiber as a consolidated subsidiary in subsequent quarters.

Deltic is primarily a wood products producer operating in a commodity-based business environment, with a major diversification in real estate development. The Company’s operations and financial results are affected by a number of factors which include, but are not limited to, general economic conditions, U.S. employment levels, interest rates, credit availability and associated costs, lumber and building product imports, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, natural gas pricing and weather conditions. Steadily improving employment levels, combined with near record-low mortgage rates, have positively influenced the U.S. housing market. This improvement is evidenced by the increased number of housing starts and a declining inventory of unsold homes. These factors have also been reflected in a higher average sales price for lumber and an improved market for residential lots as consumers and builders gain confidence in the recovery of the housing market. As with most markets, and given Deltic’s relative size, the Company maintains little or no influence over the market’s pricing levels for its wood products. However, Deltic’s management will continue to use its vertical integration strategy, diverse assets, and ability to quickly adapt production levels to capture market opportunities being created by the housing recovery.

The Woodlands segment serves as the core of Deltic’s vertical integration structure, supplying a significant percentage of the Manufacturing segment’s raw material stumpage needs. The pine sawtimber harvest in the first quarter of 2013 was 181,069 tons, a five percent increase from the 173,007 tons harvested in the first quarter of 2012 due to favorable logging conditions. The average per-ton price for pine sawtimber was $23, compared to $22 per ton received in 2012’s first quarter. Pine pulpwood harvest volume for the first quarter of 2013 was 97,010 tons, a 37,924 ton decrease from the first quarter of 2012, primarily due to the composition of the timberland being harvested, while the average sales price remained steady at $9 per ton for both quarters. During the current year quarter, the Company sold 288 acres of non-strategic recreational-use bottomland, at an average sales price of $1,806 per acre versus 270 acres at $1,448 per acre in 2012’s first quarter. During the first quarter of 2013, Deltic acquired approximately 6,700 acres of pine timberland holdings within its current operating regions.

The Woodlands segment’s operating results include other benefits derived from land ownership such as revenues from hunting leases, mineral lease rentals, mineral royalties, and land easements. Hunting lease revenues were $.6 million in the first quarter of 2013 and 2012. Oil and gas lease rental income was $.4 million in the current year first quarter, a decrease of $.1 million from the same period of 2012, as the original lease periods on some acreages have ended and the properties are now being held by producing wells. Oil and gas royalty payments are received primarily from wells in the Fayetteville Shale Play and totaled $.9 million in the first quarter of 2013, which compares with the $1.1 million received in the first quarter a year ago. The decline is due primarily to the decrease in production volumes of natural gas. The ultimate benefit to Deltic from mineral leases remains speculative and unknown to the Company and is contingent on the successful completion of producing wells on Company lands and the prices received for crude oil and natural gas.

The Manufacturing segment sold 71.1 million board feet of lumber in the first quarter of 2013, an increase of 6.1 million board feet when compared to 65 million board feet sold in the same period of 2012. The nine percent increase in sales volume was due to the continuing recovery in the wood products market. The average lumber sales price of $402 per thousand board feet received in the current quarter was a $131 per thousand board feet, or 48 percent, increase from the same period of 2012. In addition to increasing operating hours at the sawmills to increase production volume, the segment also benefited from increased hourly productivity rates. Because of the historical volatility in the lumber markets, Deltic closely monitors market conditions and plans to react quickly to adjust production levels to meet changes in demand.

The Real Estate segment sold 12 residential lots during the first quarter of 2013, with an average per-lot sales price of $74,400, compared to sales of 7 lots with an average per-lot sales price of $67,100 in 2012’s first quarter. The increase in the per-lot sales price was due to the mix of lots sold. No commercial acreage sales occurred in either the first quarter of 2013 or 2012. Commercial real estate acreage within Chenal Valley continues to receive interest from potential buyers, especially multi-family tracts; property located near “The Promenade at Chenal,” an upscale shopping center that includes internationally branded retailers; and property located adjacent to St. Vincent West, a medical center that recently opened. However, due to the unpredictable nature of commercial real estate sales activity, the Company cannot anticipate the timing of closing for any commercial real estate transaction.

Operating results for Del-Tin Fiber are affected by the overall medium density fiberboard (“MDF”) market and the plant’s operating performance. Deltic’s equity in the earnings of Del-Tin Fiber was $1.1 million for the current-year quarter versus $.1 million for the same period of 2012 due primarily to a higher average sales price in the current-year period, as the market for MDF continued to improve. Regarding the Company’s equity position in Del-Tin Fiber for the quarter just ended, Deltic continued to reduce depreciation expense related to the add-back per thousand square feet manufactured, which relates to the impairment taken by the Company in 2002 that was not recorded at the Del-Tin Fiber level. As a result, the difference in basis between the Company and Del-Tin Fiber continued to be adjusted to account for Del-Tin Fiber’s operating results as if it were a consolidated subsidiary through the end of the first quarter of 2013. Effective in the second quarter of 2013, concurrent with the acquisition of 100 percent ownership of the facility, financial results of Del-Tin Fiber will be included in Deltic’s Manufacturing segment. (For further discussion, refer to Notes 4 and 14 to the Consolidated Financial Statements.)

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended March 31, 2013 and 2012. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended March 31,
(Millions of dollars, except per share amounts)	2013	2012

Net sales
Woodlands	$9.3	10.0
Manufacturing	34.1	22.6
Real Estate	2.3	1.9
Eliminations	(4.2)	(3.9)

Net sales	$41.5	30.6

Operating income/(loss)
Woodlands	$4.6	4.8
Manufacturing	11.3	1.6
Real Estate	(.7)	(.8)
Corporate	(4.6)	(4.3)
Eliminations	(.1)	(.2)

	Quarter Ended March 31,
(Millions of dollars, except per share amounts)	2013	2012
Operating income	10.5	1.1
Equity in earnings of Del-Tin Fiber	1.1	.1
Interest and other debt expense	(1.0)	(1.0)
Income taxes	(3.8)	(.1)

Net income	$6.8	.1

Income per common share
Basic and diluted	$.53	.01

Consolidated

Net income in the first quarter of 2013 was $6.8 million, a $6.7 million increase from the first quarter of 2012. Improved results for the Manufacturing segment and higher equity in earnings of Del-Tin Fiber were slightly offset by lower financial results from Woodlands and by increased Corporate general and administrative expenses.

Operating income increased $9.4 million. The Woodlands segment decreased $.2 million from 2012’s first quarter. Lower revenues from pine pulpwood, as well as lower revenues from oil and gas leases and royalties were partially offset by increased revenues from pine sawtimber and land sales. The Manufacturing segment increased $9.7 million due to increased sales volumes, a higher average lumber sales price, and improved hourly productivity rates. The Real Estate segment benefited from sales of five more residential lots in the first quarter of 2013 than in the first quarter of 2012. Corporate expenses were higher due primarily to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended March 31,
	2013	2012

Net sales (millions of dollars)
Pine sawtimber	$4.1	3.7
Pine pulpwood	.9	1.2
Hardwood sawtimber	—	—
Hardwood pulpwood	.2	.2
Oil and gas lease rentals	.4	.5
Oil and gas royalties	.9	1.1
Hunting leases	.6	.6

Sales volume (thousands of tons)
Pine sawtimber	181.1	173.0
Pine pulpwood	97.0	134.9
Hardwood sawtimber	.9	1.2
Hardwood pulpwood	14.6	15.1

Sales price (per ton)
Pine sawtimber	$23	22
Pine pulpwood	9	9
Hardwood sawtimber	39	34
Hardwood pulpwood	12	10

	Quarter Ended March 31,
	2013	2012

Timberland
Net sales (millions of dollars)	$.5	.4
Sales volume (acres)	288	270
Sales price (per acre)	$1,806	1,448

Net sales decreased $.7 million when compared to the 2012 first quarter. Pine sawtimber sales were higher by $.4 million due to a five percent increase in both stumpage prices and harvest volume. Pine pulpwood sales were lower $.3 million due to lower harvest volumes in 2013. Revenues from sales of non-strategic timberland were $.1 million higher primarily due to an increase in the average sales price per acre. Oil and gas lease rental revenue was $.1 million lower in the current period, as the original lease periods on some acreage have ended and those properties are now held by producing wells. Oil and gas royalty revenues decreased $.2 million from the amount received in the first quarter of 2012 due primarily to lower production volumes of natural gas. Revenue from hauling stumpage to other mills was $.6 million lower compared to the 2012 first quarter primarily due to the decreased pine pulpwood harvest. Operating income was $.2 million less than in the 2012 first quarter due to the same factors affecting net sales, combined with higher replanting costs, but were partially offset by lower cull timber removal expenses and lower freight expense.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Quarter Ended March 31,
	2013	2012

Net sales (millions of dollars)
Lumber	$28.6	17.6
Residual by-products	4.3	3.9

Lumber
Finished production (MMBF)	70.4	66.0
Sales volume (MMBF)	71.1	65.0
Sales price (per MBF)	$402	271

Net sales increased $11.5 million over the first quarter of 2012. The average lumber sales price in the current-year first quarter was $131 per MBF, or 48 percent, higher than the prior year. This increase, along with a 9 percent higher sales volume, was the result of an increased demand for lumber. Operating income for the Manufacturing segment was $9.7 million greater in 2013 due to the same items affecting net sales, combined with higher productivity rates.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended March 31,
	2013	2012

Net sales (millions of dollars)
Residential lots	$.9	.5
Chenal Country Club	1.3	1.3

Sales volume
Residential lots	12	7

Average sales price (thousands of dollars)
Residential lots	$74	67

Net sales for the first quarter of 2013 were $.4 million higher due to the increase in the number of residential lots sold. The improved operating income in first quarter 2013 was due primarily to the increase in the number of residential lots sold and reduced operating expenses.

Corporate

The $.3 million increase in operating expense for Corporate functions was due to higher general and administrative expenses, primarily due to incentive plan expenses resulting from improved financial results in 2013.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment increased to $4.2 million in the 2013 first quarter. During the first quarter of 2013, Deltic transferred an increased volume of fee timber to its sawmills, at a slightly higher per-ton transfer price. Transfer prices approximate that of the market. Intercompany sales elimination exceeded the intercompany cost elimination by $.1 million as the percentage of intercompany fee timber in inventory increased during the current period.

Equity in Del-Tin Fiber

For the first quarter of 2013, Deltic’s equity in Del-Tin Fiber was $1.1 million, an increase of $1 million from the first quarter of 2012, mainly due to a higher average sales price caused by a strengthening MDF market. During the second quarter of 2013, Deltic completed the acquisition of the remaining 50 percent ownership of Del-Tin Fiber and will include the results of Del-Tin Fiber in its Manufacturing segment in subsequent quarters. For additional information, refer to Notes 4 and 14 of the consolidated financial statements.

Additional selected financial and statistical data for Del-Tin Fiber is shown in the following table.

	Quarter Ended March 31,
	2013	2012

Net sales (millions of dollars)	$16.7	14.6
Finished production (MMSF)	30.3	29.6
Sales volume (MMSF)	29.1	30.1
Sales price (per MSF)	$573	485

Income Taxes

The effective income tax rate was 36 percent for 2013 and 34 percent for the first quarter of 2012. The effective income tax rate was higher in 2013 primarily due to higher pretax income.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $9 million for the first three months of 2013 compared to $2.1 million in 2012. Cash from operations and borrowings on the revolving credit facility have provided the cash needed for capital expenditures (which include amounts for timberland purchased) and the acquisition of the remaining ownership of Del-Tin Fiber on April 1, 2013. Changes in operating working capital, other than cash and cash equivalents, required cash of $.4 million and $1.4 million in 2013 and 2012, respectively. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided or required by operating activities for each reporting period.

Capital expenditures required cash of $12 million in the current-year period and $3.6 million a year ago. Capital expenditures by segment consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2013	2012

Woodlands, including land exchanges	$10,279	2,679
Manufacturing	2,788	850
Real Estate, including development expenditures	342	182
Corporate	4	4

Capital expenditures	13,413	3,715
Non-cash land exchanges and accrued liabilities	(1,389)	(132)

Capital expenditures requiring cash	$12,024	3,583

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations used cash of $.9 million in 2013 and $.3 million in 2012. The Company advanced Del-Tin Fiber $1 million in the first quarter of 2013, and received repayments of $.7 million. This compares to advances of $.8 million and repayments of $.7 million in the same period of 2012. Funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, decreased $.6 million in 2012 versus no change in 2013. Deltic received proceeds from other investing activities of $.2 million in both 2013 and 2012. Deltic had $12 million in net borrowings in 2013 versus $1 million in 2012. Deltic paid dividends on common stock of $1.3 million in 2013 and $.9 million in 2012 as the quarterly dividend per share was increased. Proceeds from stock option exercises and related tax benefits were $.9 million in 2013 and 2012.

Financial Condition

Working capital totaled $12.3 million at March 31, 2013, and $5.6 million at December 31, 2012. Deltic’s working capital ratio at March 31, 2013 was 1.70 to 1, compared to 1.43 to 1 at the end of 2012. Cash and cash equivalents at the end of the first quarter of 2013 increased $7.8 million from December 31, 2012. Deltic’s long-term debt to stockholders’ equity ratio was .313 to 1 at March 31, 2013 and .271 to 1 at December 31, 2012.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $297.5 million, inclusive of a $50 million letter of credit feature. As of March 31, 2013, there was $35 million outstanding in borrowings on the credit facility in anticipation of the Del-Tin Fiber acquisition on April 1, 2013 and other committed capital expenditures, leaving $262.5 million available. The agreement was scheduled to expire on September 9, 2015 but was amended and extended in the second quarter of 2013. The amended facility totals $340 million and will mature May 2, 2018. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios, and this amendment did not include any changes to these covenants. (For additional information about the Company’s current financing arrangements, refer to Note 9 to the consolidated financial statements and Note 10 to the consolidated financial statements included in the Company’s 2012 annual report on Form 10-K.)

The table below sets forth the most restrictive ratio of covenants in the credit facility and Senior Notes Payable and status with respect to these covenants as of March 31, 2013 and December 31, 2012.

	Covenants Requirements		Actual Ratios at March 31, 2013	Actual Ratios at Dec. 31, 2012

Leverage ratio should be less than:[1]	.60 to 1		.275 to 1	.253 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	48.15%	44.15%

Fixed charge coverage ratio should be greater than:[3]	2.50 to 1		7.37 to 1	5.39 to 1

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

[2]

Timber market value must be greater than 200 percent of total debt (as defined in (1) above). The timber market value is calculated by multiplying the average price received for sales of timber for the preceding four quarters by the current quarter’s ending inventory of timber. This covenant is applied at the end of the quarter on a rolling four-quarter basis. The revolving credit facility requirement is for the timber market value to be greater than 175 percent of total debt (as defined in (1) above).

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of March 31, 2013, the Company had expended $14.6 million under this program, with the purchase of 370,530 shares at an average cost of $39.28 per share; no shares were purchased from 2010 to 2013, 35,571 shares were purchased in 2009, 129,996 shares were purchased in 2008, 101,914 shares were purchased under this program in 2007, and seven shares in 2006. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

On August 26, 2004, Del-Tin Fiber refinanced its existing long-term debt by entering into a credit agreement consisting of a letter of credit and term loan with multiple lending institutions. The funds provided from this credit agreement were used, together with the existing balance in Del-Tin Fiber’s debt service reserve and bond sinking fund accounts, to redeem $60 million of its $89 million industrial revenue bonds. Under the new credit agreement, the lenders, on September 1, 2004, issued on Del-Tin Fiber’s behalf, a letter of credit in the amount of $29.7 million to support the remaining industrial revenue bonds originally issued in 1998 by Union County, Arkansas. Concurrent with this event, on August 26, 2004, Deltic executed a guarantee agreement in connection with the refinancing of the debt of Del-Tin Fiber. Under Deltic’s guarantee agreement, Deltic unconditionally guarantees the due and punctual payment of 50 percent ($14.5 million at March 31, 2013) of Del-Tin’s obligation under its credit agreement. Deltic considers the current status of the payment and performance risk of this guarantee to be low based on the length of time remaining on the guarantee. Effective with becoming the 100 percent owner of Del-Tin Fiber on April 1, 2013, Deltic assumed the guarantee agreement for the full $29 million in debt.

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 15 to the consolidated financial statements included in the Company’s 2012 annual report on Form 10-K.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2013	2014 to 2015	2016 to 2017	After 2017
Contractual cash payment obligations
Real estate development committed capital costs	$3.7	.9	2.8	—	—
Manufacturing committed capital costs	2.7	2.7	—	—	—
Long-term debt	75.0	—	35.0	40.0	—
Interest on debt*	11.1	2.9	5.9	2.3	—
Retirement plans	3.8	1.1	.5	.5	1.7
Other postretirement benefits	5.3	.3	.8	1.0	3.2
Unrecognized tax benefits	1.3	.1	1.2	—	—
Other liabilities	4.1	1.6	2.2	.3	—

	$107.0	9.6	48.4	44.1	4.9

Other commercial commitment expirations
Guarantee of indebtedness of Del-Tin Fiber	$29.7	—	—	29.7	—
Timber cutting agreements	.7	.6	.1	—	—
Letters of credit	.7	.1	.3	.2	.1

	$31.1	.7	.4	29.9	.1

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2012 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 1 to the consolidated financial statements.)

Outlook

Pine sawtimber harvest levels are expected to be 160,000 to 170,000 tons in the second quarter of 2013 and 585,000 to 605,000 tons for the year. Finished lumber sales volume is estimated at 65 to 75 million board feet for the second quarter and 275 to 290 million board feet for the year. MDF sales volumes for the second quarter and year of 2013 are estimated to be 30 to 32 million square feet and 120 to 130 million square feet, respectively. Actual lumber and MDF sales volumes are subject to market conditions. Residential lot sales are projected to be 10 to 15 lots and 50 to 60 lots for the second quarter and the year, respectively. Even though commercial acreage in Chenal Valley has received interest from potential buyers, it is difficult to anticipate future closings due to the volatile nature of commercial real estate transactions and the significant number of factors related to any sale.

Certain statements contained in this report that are not historical in nature constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “may,” “will,” “believes,” “should,” “approximately,” “anticipates,” “intends,” “plans,” “estimates,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements reflect the Company’s current expectations and involve certain risks and uncertainties, including those disclosed elsewhere in this report. Therefore, actual results could differ materially from those included in such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Item 7A of Part II of its 2012 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

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

Based on their evaluation as of March 31, 2013, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2012 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]

Jan. 1 through Jan. 31, 2013	—		—	—	$20,434,011

Feb. 1 through Feb. 28, 2013	134	[2]	$72.97	—	$20,434,011

Mar. 1 through Mar. 31, 2013	—		—	—	$20,434,011

[1]

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. In December 2007, this plan was expanded by $25 million. There is no stated expiration date regarding this authorization.

[2]	Represents shares withheld to pay taxes in connection with vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit

10.25	Membership Interest Purchase Agreement dated February 13, 2013, between Deltic Timber Corporation and TIN, Inc.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date: May 3, 2013	By:	/s/Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date: May 3, 2013	By:	/s/Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration (Principal Financial Officer)

Date: May 3, 2013	By:	/s/Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)