Form 10-Q
period 2013-06-30
DELTIC TIMBER CORP
filed 2013-08-02
CIK 1022469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of Common Stock, $.01 Par Value, outstanding at July 25, 2013, was 12,715,199.

TABLE OF CONTENTS – SECOND QUARTER 2013 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Thousands of dollars)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$5,779	5,613
Trade accounts receivable, net of allowance for doubtful accounts of $ 125 and $ 127, respectively	12,798	5,277
Inventories	11,409	4,894
Prepaid expenses and other current assets	3,375	2,808
Total current assets	33,361	18,592

Investment in real estate held for development and sale	55,646	57,088
Investment in Del-Tin Fiber	—	6,293
Timber and timberlands – net	249,454	240,215
Property, plant, and equipment – net	74,609	26,668
Deferred charges and other assets	2,226	4,353

Total assets	$415,296	353,209

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$6,252	1,981
Accrued taxes other than income taxes	2,984	1,951
Income taxes payable	661	—
Deferred revenues and other accrued liabilities	11,283	9,094
Total current liabilities	21,180	13,026

Long-term debt	100,000	63,000
Deferred tax liabilities – net	1,687	471
Other noncurrent liabilities	43,457	44,482
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $ .01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $ .01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	83,374	82,597
Retained earnings	182,837	168,608
Treasury stock	(3,490)	(5,000)
Accumulated other comprehensive loss	(13,877)	(14,103)
Total stockholders’ equity	248,972	232,230

Total liabilities and stockholders’ equity	$415,296	353,209

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$53,247	37,105	94,810	67,744

Costs and expenses
Cost of sales	34,444	24,185	57,972	46,186
Depreciation, amortization, and cost of fee timber harvested	4,155	2,715	6,806	5,623
General and administrative expenses	4,454	3,946	9,374	8,542

Total costs and expenses	43,053	30,846	74,152	60,351

Gain on involuntary conversion	797	—	881	—

Operating income	10,991	6,259	21,539	7,393

Equity in earnings of Del-Tin Fiber	—	21	1,084	92
Interest income	5	4	8	6
Interest and other debt expense, net of capitalized interest	(1,291)	(1,036)	(2,321)	(2,071)
Gain on bargain purchase	3,285	—	3,285	—
Other income	3,245	79	3,225	54

Income before income taxes	16,235	5,327	26,820	5,474

Income tax expense	(4,967)	(1,811)	(8,778)	(1,861)

Net income	$11,268	3,516	18,042	3,613

Earnings per common share
Basic	$.89	.28	1.42	.29
Assuming dilution	$.88	.28	1.42	.29

Dividends per common share
Paid	$.100	.075	.200	.150
Declared	$.200	.150	.300	.225

Weighted average common shares outstanding (thousands)
Basic	12,583	12,529	12,573	12,515
Assuming dilution	12,628	12,580	12,627	12,580

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(Thousands of dollars)

	Six Months Ended June 30,
	2013	2012

Net income	$18,042	3,613

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income (net of tax)[1]
Amortization of prior service cost	2	2
Amortization of actuarial loss	284	437
Amortization of plan amendment	(60)	(60)
Other comprehensive income	226	379

Comprehensive income	$18,268	3,992

[1]	The amortizations out of comprehensive income for 2012 have been revised to conform to the 2013 presentation.

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of dollars)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$18,042	3,613
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	6,806	5,623
Deferred income taxes	1,318	597
Real estate development expenditures	(293)	(610)
Real estate costs recovered upon sale	1,517	1,095
Timberland costs recovered upon sale	676	279
Equity in earnings of Del-Tin Fiber	(1,084)	(92)
Gain on previously held equity interest	(3,165)	—
Gain on bargain purchase	(3,285)	—
Stock-based compensation expense	1,375	1,135
Net increase in liabilities for pension and other postretirement benefits	907	784
Net decrease in deferred compensation for stock-based liabilities	(706)	(700)
Increase in operating working capital other than cash and cash equivalents	(425)	(104)
Other – changes in assets and liabilities	(1,391)	(154)
Net cash provided by operating activities	20,292	11,466

Investing activities
Capital expenditures requiring cash, excluding real estate development	(19,798)	(5,291)
Business acquisition, net of cash acquired	(5,170)	—
Net change in purchased stumpage inventory	(1,736)	(177)
Advances to Del-Tin Fiber	(1,025)	(1,235)
Repayments from Del-Tin Fiber	781	1,625
Net change in funds held by trustee	(14)	265
Other – net	1,204	524
Net cash required by investing activities	(25,758)	(4,289)

Financing activities
Proceeds from borrowings	12,000	2,000
Repayments of notes payable and long-term debt	(4,000)	(6,556)
Treasury stock purchases	(10)	(19)
Common stock dividends paid	(2,542)	(1,898)
Proceeds from stock option exercises	750	566
Excess tax benefits from stock-based compensation expense	407	536
Other – net	(973)	(172)
Net cash provided/(required) by financing activities	5,632	(5,543)

Net increase in cash and cash equivalents	166	1,634
Cash and cash equivalents at January 1	5,613	3,291

Cash and cash equivalents at June 30	$5,779	4,925

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Thousands of dollars)

	Six Months Ended June 30,
	2013	2012
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2013 and 2012	128	128

Capital in excess of par value
Balance at beginning of period	82,597	80,842
Exercise of stock options	124	67
Stock-based compensation expense	1,375	1,135
Restricted stock awards	(935)	(1,393)
Tax effect of stock awards	172	553
Restricted stock forfeitures	41	53
Balance at end of period	83,374	81,257

Retained earnings
Balance at beginning of period	168,608	163,170
Net income	18,042	3,613
Common stock dividends declared	(3,813)	(2,847)
Balance at end of period	182,837	163,936

Treasury stock
Balance at beginning of period – 141,974 and 208,296 shares, respectively	(5,000)	(7,288)
Shares purchased – 134 and 267 shares, respectively	(10)	(19)
Forfeited restricted stock – 570 and 785 shares, respectively	(41)	(53)
Shares issued for incentive plans – 43,998 and 53,925 shares, respectively	1,561	1,892
Balance at end of period – 98,680 and 155,423 shares, respectively	(3,490)	(5,468)

Accumulated other comprehensive loss
Balance at beginning of period	(14,103)	(9,729)
Change in other comprehensive income, net of tax	226	379
Balance at end of period	(13,877)	(9,350)

Total stockholders’ equity	$248,972	230,503

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by Deltic Timber Corporation (the “Company” or “Deltic”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012. Preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets, and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of June 30, 2013, and the results of its operations and cash flows for the three months and six months ended June 30, 2013 and 2012. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Business Combinations

The Company accounts for business combinations using the acquisition method.  The assets acquired and liabilities assumed are measured at fair value on the acquisition date using appropriate valuation methods.  The operations of the acquisitions are included in the consolidated financial statements from the date of acquisition.   Since there was a bargain purchase gain recorded in the quarter ended June 30, 2013, a review of procedures used to identify and measure the assets acquired, liabilities assumed, and previously held equity interest was conducted as outlined in Accounting Standards Codification (“ASC”) 805-30-30-5.  (For additional information, see Note 4 – Business Combinations.)

  Recently Issued Authoritative Accounting Pronouncements and Guidance

Financial Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220),” became effective for the Company on January 1, 2013.  The amendment of this update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component including the respective line item of net income when reclassed in its entirety or cross-referenced to other disclosures if not reclassed in its entirety.  (For additional information, refer to Note 12 – Other Comprehensive Income Disclosures.)

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2013	Dec. 31, 2012

Raw material — Logs	$1,484	1,341
— Del-Tin – wood fiber	638	—
Finished goods— Lumber	4,026	3,231
— Medium density fiberboard	2,779	—
Supplies	2,482	322
	$11,409	4,894

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2013	Dec. 31, 2012

Short-term deferred tax assets	$2,096	2,074
Prepaid expenses	466	88
Other current assets	813	646
	$3,375	2,808

Note 4 – Business Combinations

On April 1, 2013, the Company acquired the remaining 50 percent membership interest of Del-Tin Fiber L.L.C. (“Del-Tin Fiber”) for an agreed-upon amount of approximately $20,000,000 which was considered to be comprised of a cash payment of $5,170,000 and the value of 50 percent of the long-term debt. Del-Tin Fiber was an existing joint venture that operates a medium density fiberboard (“MDF”) manufacturing facility in El Dorado, Arkansas.  This facility has a rated annual production capacity of 150,000,000 square feet, on a   3?4 inch basis. The acquisition resulted in Deltic obtaining a controlling financial interest in Del-Tin Fiber due to the Company’s 100 percent ownership of the membership interest of Del-Tin Fiber.  As a result, Deltic began treating Del-Tin Fiber as a consolidated subsidiary of the Company as of the acquisition date.  With this consolidation, Deltic’s June 30, 2013 Consolidated Balance Sheet includes the $29,000,000 of long-term debt of Del-Tin Fiber, which represents the L.L.C.’s recorded liability for the outstanding industrial bonds due in 2027.  This acquisition was consistent with Deltic’s strategy of growth through acquisitions and vertical integration, since Del-Tin Fiber uses residual by-products generated by Deltic’s sawmill operations as the raw material in its manufacturing process.

Prior to this acquisition, the Company owned 50 percent of the membership interest of Del-Tin Fiber, and reported it as an equity method investment. In accordance with ASC 805, Deltic accounted for the acquisition as a business combination achieved in stages.  Thus, the Company remeasured the carrying amount of its previously held investment in the joint venture to current fair value, and recorded a $3,165,000 pretax remeasurement gain, determined by the amount by which the acquisition-date fair

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 – Business Combinations (cont.)

value of this investment, of $10,786,000, exceeded its previous carrying amount of $7,621,000. This gain was included in Other Income in the Company’s June 30, 2013 Consolidated Statements of Income.

The acquisition date fair value of the Company’s existing 50 percent equity interest in Del-Tin Fiber was derived by applying the ownership percentage to the fair value of the net assets of Del-Tin Fiber.  It was determined that no discounting was required, since prior to the acquisition, there was equally shared control of the joint venture by the owning members without specific benefit identified that related to the existence of control.  In addition, Deltic continues to operate the existing facility to produce MDF.

The fair value of assets acquired and liabilities assumed was determined using a combination of various methodologies, as appropriate, depending on the asset type and classification.  Current assets and liabilities were valued at book value since carrying value approximated fair value. Property, plant, and equipment assets were valued under various methodologies, including the market approach using comparable sales for real estate and the cost approach discounted for obsolescence for plant and equipment.  Intangible assets were valued using the discounted income approach and using a discount rate of 15 percent.  Long-term debt was valued at book value since it approximated fair value.  There was no tax deductible goodwill as a result of the Del-Tin Fiber acquisition.

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition and is presented in the table below. The purchase price allocation and gain on bargain purchase are preliminary estimates, and are subject to change during the measurement period as the deferred taxes related to the acquired assets are finalized.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 – Business Combinations (cont.)

The preliminary purchase price allocated to the net tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date and the calculation of the gain on bargain purchase were as follows:

(Thousands of dollars)

Accounts receivable	$4,229
Inventories	4,805
Other current assets	360
Property, plant, and equipment	40,960
Intangible assets[1]	1,700
Other assets	171
Current liabilities	(1,653)
Deferred tax liabilities	(2,331)
Long-term liabilities	(29,000)
Net assets acquired	19,241
Cash paid	(5,170)
Fair value of previously held investment in Del-Tin Fiber	(10,786)
Gain on bargain purchase	$3,285

   1The acquired intangible assets consist of internally developed software which is being amortized over       three years.

The preliminary purchase price allocation resulted in the recognition of a gain on bargain purchase of approximately $3,285,000, which was included in the Consolidated Statements of Income for the three months and six months ended June 30, 2013.  The gain on bargain purchase was the result of the fair value of the identifiable net assets acquired exceeding the purchase price paid for the acquisition.  The seller, Deltic’s former joint venture partner, was motivated to sell its half of Del-Tin Fiber in order to facilitate the sale of its remaining building products business to a major building products company that had no interest in owning a membership interest in a joint venture.  This sale was part of the former joint venture partner’s stated plan to divest itself of its building product assets by the end of the year 2013.

Transaction costs related to the acquisition of Del-Tin Fiber have been insignificant and have been expensed as incurred. The cash paid to the seller at the closing of the acquisition was funded by cash on hand.

The results of Del-Tin Fiber’s operations have been included in the consolidated financial statements subsequent to the acquisition date and were included in the Company’s Manufacturing segment. Subsequent to the acquisition date, and for the second quarter of 2013, the Company included approximately $18,124,000 of net sales and approximately $1,471,000 of operating income from Del-Tin Fiber in its Consolidated Statements of Income.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 – Business Combinations (cont.)

The following unaudited supplemental pro forma financial information in the table below summarizes the Company’s combined results of operations as if the acquisition of Del-Tin Fiber had occurred at the beginning of the periods presented.  The pro forma financial information is not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on January 1, 2012.

	Six Months Ended June 30,
(Thousands of dollars, except per share amounts)	2013	2012

Net sales	$112,376	$100,180
Net income	13,262	3,144
Basic net income per share	1.05	.25
Diluted net income per share	1.05	.25

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2013	Dec. 31, 2012

Purchased stumpage inventory	$2,637	902
Timberlands	102,597	99,159
Fee timber	252,606	246,105
Logging facilities	2,624	2,601
	360,464	348,767
Less accumulated cost of fee timber harvested and facilities depreciation	(111,099)	(108,873)
Strategic timber and timberlands	249,365	239,894
Non-strategic timber and timberlands	89	321
	$249,454	240,215

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations. In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberlands base to be sold. Other non-strategic acreage exists within the Company’s land base, but Deltic has not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines that, they are either smaller tracts of pine timberlands that cannot be strategically managed or tracts of hardwood bottomland that cannot be converted into pine growing acreage, they will be sold. As of June 30, 2013, approximately 254 acres of these lands were available for sale. Included in the Woodlands operating income were gains from sales of non-strategic timberland of $980,000 and $378,000 for the three months ended June 30, 2013, and 2012, respectively, and $1,358,000 and $637,000 for the six months ended June 30, 2013 and 2012, respectively.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2013	Dec. 31, 2012

Land	$947	357
Land improvements	7,784	6,322
Buildings and structures	20,173	13,985
Machinery and equipment	143,252	99,867
	172,156	120,531
Less accumulated depreciation	(97,547)	(93,863)
	$74,609	26,668

Note 7 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2013	Dec. 31, 2012

Deferred revenues – current	$4,391	3,794
Dividend payable	1,272	—
Vacation accrual	1,295	971
Deferred compensation	2,224	2,720
All other current liabilities	2,101	1,609
	$11,283	9,094

Note 8 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2013	Dec. 31, 2012

Accumulated postretirement benefit obligation	$12,491	12,132
Excess retirement plan	9,111	9,063
Accrued pension liability	17,259	17,254
Deferred revenue – long-term portion	1,300	2,064
Uncertain tax positions liability	1,325	1,325
Other noncurrent liabilities	1,971	2,644
	$43,457	44,482

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 9 – Credit Facilities and Debt

On May 2, 2013, the Company amended and extended its unsecured and committed revolving credit agreement. Pursuant to the amendment, the amount was increased from $297,500,000 to $340,000,000; the term was extended to May 1, 2018; and the pricing of applicable margins and commitment fees were amended.  To facilitate the amendment, the Company incurred $765,000 in fees that will be amortized over the length of the agreement, together with the remaining unamortized costs of $617,000 from the previous amendment.

With consolidation of Del-Tin Fiber into the Company financial statements, Deltic’s long-term debt now includes $29,000,000 in Union County, Arkansas Taxable Industrial Revenue Bonds (Del-Tin Fiber project) 1998 Series due October 1, 2027, the (“Bonds”).  Prior to the April 1, 2013 acquisition of Del-Tin Fiber, Deltic was a guarantor of one-half of the letter of credit supporting the bonds.  These bonds bear interest at a variable rate determined weekly by the remarketing agent of the Bonds.  Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027.  The average interest rate on the Bonds was .70 percent in 2012 and .87 percent in 2011.

Note 10 – Income Taxes

The Company’s effective tax rate for the three months and six months ended June 30, 2013, was 31 percent and 33 percent, respectively. The lower rate for the current-year quarter was due to a discrete tax item related to the gain on bargain purchase without a corresponding increase in income tax expense.  This effect had less of an impact for six months due to the level of income for the period.   The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the six months ended June 30, 2013, the Company recognized $92,000 in interest expense from these items. The Company had approximately $583,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at June 30, 2013. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $780,000 would benefit the effective rate.  The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2009.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2013	2012	2013	2012

Funded qualified retirement plan
Service cost	$387	407	774	815
Interest cost	389	406	778	811
Expected return on plan assets	(473)	(423)	(946)	(846)
Amortization of prior service cost	4	4	9	9
Recognized actuarial loss	213	246	426	491
Net retirement expense	$520	640	1,041	1,280

Unfunded nonqualified retirement plan
Service cost	$36	91	72	182
Interest cost	48	88	96	177
Amortization of prior service cost	(3)	(2)	(6)	(5)
Recognized actuarial loss	19	96	38	192
Net retirement expense	$100	273	200	546

Other postretirement benefits
Service cost	$112	113	225	227
Interest cost	108	117	216	234
Recognized actuarial loss	2	18	4	36
Amortization of plan amendment	(49)	(49)	(99)	(99)
Net other postretirement benefits expense	$173	199	346	398

The Company made contributions to its qualified plan of $600,000 during the first six months of 2013, and expects to continue to fund the plan at the same level over the remainder of 2013. The expected long-term rate of return on pension plan assets is 7.50 percent.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component, in accordance with Accounting Standards Update No. 2013-02 for the six months ended June 30, 2013 and 2012:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

AOCL at January 1, 2013	$(9,552)	(3,380)	(1,171)	(14,103)
Amounts reclassified from AOCL	265	19	(58)	226
Net current period other comprehensive income	265	19	(58)	226
AOCL at June 30, 2013	$(9,287)	(3,361)	(1,229)	(13,877)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

AOCL at January 1, 2012	$(8,124)	(855)	(750)	(9,729)
Amounts reclassified from AOCL	304	113	(38)	379
Net current period other comprehensive income	304	113	(38)	379
AOCL at June 30, 2012	$(7,820)	(742)	(788)	(9,350)

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12 – Other Comprehensive Income Disclosures (cont.)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components

	Six Months Ended June 30, 2013
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

Amortization of prior service costs	$9	(6)		3
Amortization of actuarial losses	426	38	4	468
Amortization of plan amendment			(99)	(99)
Total before tax	435	32	(95)	372
Income tax benefit/(expense)	(170)	(13)	37	(146)
Total reclassifications – net of tax	$265	19	(58)	226

Amounts in parentheses indicate debits to profit/(loss).  These items are included in the computation of net periodic retirement and postretirement costs.  See Note 11 – Employee and Retiree Benefit Plans.

	Six Months Ended June 30, 2012
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

Amortization of prior service costs	$9	(6)		3
Amortization of actuarial losses	491	192	36	719
Amortization of plan amendment			(99)	(99)
Total before tax	500	186	(63)	623
Income tax benefit/(expense)	(196)	(73)	25	(244)
Total reclassifications – net of tax	$304	113	(38)	379

Amounts in parentheses indicate debits to profit/(loss).  These items are included in the computation of net periodic retirement and postretirement costs.  See Note 11 – Employee and Retiree Benefit Plans.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12 – Other Comprehensive Income Disclosures (cont.)

Tax Effects by Component

	Six Months Ended June 30, 2013
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Amortization of prior service costs	$3	(1)	2
Amortization of actuarial losses	468	(184)	284
Amortization of plan amendment	(99)	39	(60)
	$372	(146)	226

	Six Months Ended June 30, 2012
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Amortization of prior service costs	$3	(1)	2
Amortization of actuarial losses	719	(282)	437
Amortization of plan amendment	(99)	39	(60)
	$623	(244)	379

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13 – Stock-Based Compensation

The Consolidated Statements of Income for the three months ended June 30, 2013 and 2012, included $711,000 and $577,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the six months ended June 30, 2013 and 2012, the amounts were $1,375,000 and $1,135,000, respectively.

Assumptions for the valuation of 2013 stock options and restricted stock performance units consisted of the following:

2013
Expected term of options (in years)	6.27
Weighted expected volatility	37.78%
Dividend yield	.58%
Risk-free interest rate – performance restricted shares	.60%
Risk-free interest rate – options	1.98%
Stock price as of valuation date	$71.35
Restricted performance share valuation	$87.74
Grant date fair value – stock options	$26.20

Stock Options – A summary of stock options as of June 30, 2013, and changes during the six-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2013	125,920	$54.92

Granted	24,058	71.35
Exercised	(17,728)	42.30
Forfeited	(543)	60.10

Outstanding at June 30, 2013	131,707	$59.60	6.9	$500

Exercisable at June 30, 2013	67,877	$53.85	5.3	$409

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2013, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of June 30, 2013, there was $1,284,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13 – Stock-Based Compensation (cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of June 30, 2013, and changes during the six-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2013	76,352	$52.09

Granted	23,735	71.35
Vested	(20,229)	34.41
Forfeited	(267)	58.22

Nonvested at June 30, 2013	79,591	$62.31

As of June 30, 2013, there was $2,924,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Performance Units – A summary of nonvested restricted stock performance units as of June 30, 2013, and changes during the six months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2013	50,393	$68.30

Granted	16,427	87.74
Units not meeting vesting conditions	(13,892)	43.48
Forfeited	(303)	77.57

Nonvested at June 30, 2013	52,625	$80.87

As of June 30, 2013, there was $2,513,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.2 years.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14 – Contingencies

At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

Note 15 – Gain on Involuntary Conversion

In December of 2012, four lumber storage sheds at the Company’s Ola Mill were destroyed due to an accumulation of snow and ice on their roofs. Insurance policies covered the replacement cost of these sheds, subject to deductibles. The Company has received a total of $881,000 in payments from the insurance company and recorded $797,000 and $881,000, for the three months and six months ended June 30, 2013, respectively.  These payments were reported in operating income as a gain on involuntary conversion in the Consolidated Statements of Income.  These proceeds were used to fund capital expenditures to replace the storage sheds.    For the period ended June 30, 2013, the Company had received all amounts due under its insurance coverage.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 16 – Fair Value Measurement

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

Nonqualified employee savings plan – Consists of mutual funds, which are valued at the net asset value of shares held by the plan at the balance sheet date, at quoted market prices.

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at June 30, 2013, are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)		Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$1,076	1,076

Long-term debt, including current liabilities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

The following table presents the carrying amounts and estimated fair values of financial instruments at June 30, 2013 and 2012. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	June 30, 2013		June 30, 2012
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$100,000	104,155	60,555	63,243

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 17 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

(Thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net earnings allocated to common stock	$11,151	3,481	17,858	3,578
Net earnings allocated to participating securities	117	35	184	35

Net income allocated to common stock and participating securities	$11,268	3,516	18,042	3,613

Weighted average number of common shares used in basic EPS	12,583	12,529	12,573	12,515
Effect of dilutive stock awards	45	51	54	65

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,628	12,580	12,627	12,580

Earnings per common share
Basic	$.89	.28	1.42	.29
Assuming dilution	$.88	.28	1.42	.29

Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the diluted effect of common stock equivalents using the treasury stock method.

The following table provides information about potentially dilutive securities that were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive, or in the case of the restricted performance shares, did not meet the metrics established for awarding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Options	50,197	53,205	50,197	53,205
Restricted performance shares	52,625	25,469	52,625	25,469

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 18 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Six Months Ended June 30,
(Thousands of dollars)	2013	2012

Income taxes paid in cash	$6,268	22
Interest paid	1,641	1,640
Interest capitalized	(17)	(17)

Non-cash investing and financing activities excluded from the statement of cash flows include:

	Six Months Ended June 30,
(Thousands of dollars)	2013	2012

Issuance of restricted stock	$935	1,393
Land exchanges and capital expenditures accrued, not paid	546	54
Fair value of Del-Tin Fiber net assets acquired	19,241	—

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2013	2012

Trade accounts receivable	$(3289)	(1,543)
Other receivables	8	(11)
Inventories	(1,710)	(1,099)
Prepaid expenses and other current assets	(200)	422
Trade accounts payable	2,480	383
Accrued taxes other than income taxes	990	863
Deferred revenues and other accrued liabilities	1,296	881
	$(425)	(104)

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 19 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2013	2012	2013	2012
Net sales
Woodlands	$9,401	9,306	18,774	19,326
Manufacturing	43,700	27,938	77,808	50,511
Real Estate	3,828	3,346	6,157	5,238
Eliminations[1]	(3,682)	(3,485)	(7,929)	(7,331)
	$53,247	37,105	94,810	67,744

Income before income taxes
Operating income/(loss)
Woodlands	$4,871	4,695	9,505	9,468
Manufacturing[2]	10,158	5,710	21,495	7,290
Real Estate	151	(314)	(493)	(1,068)
Corporate	(4,180)	(3,683)	(8,823)	(7,999)
Eliminations	(9)	(149)	(145)	(298)
Operating income	10,991	6,259	21,539	7,393

Equity in earnings of Del-Tin Fiber[2]	—	21	1,084	92
Interest income	5	4	8	6
Interest and other debt expense, net of capitalized interest	(1,291)	(1,036)	(2,321)	(2,071)
Gain of bargain purchase	3,285	—	3,285	—
Other income	3,245	79	3,225	54
	$16,235	5,327	26,820	5,474

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,207	1,209	2,499	2,569
Manufacturing[2]	2,837	1,389	4,087	2,810
Real Estate	87	91	172	190
Corporate	24	26	48	54
	$4,155	2,715	6,806	5,623

Capital expenditures
Woodlands	$481	750	10,760	3,429
Manufacturing[2]	6,544	933	9,332	1,783
Real Estate	196	556	538	738
Corporate	3		7	4
	$7,224	2,239	20,637	5,954

1 Primarily intersegment sales of timber from Woodlands to Manufacturing.

2 Del-Tin Fiber became a consolidated subsidiary, reported in the Manufacturing segment, upon  acquisition of a controlling interest of its ownership effective April 1, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $11.2 million for the second quarter of 2013, compared to $3.5 million for the same period of 2012.  The increase was due to improved results for Deltic’s three operating segments, combined with after-tax gains of $5.2 million resulting from the acquisition of the other half of the ownership of Del-Tin Fiber L.L.C. (“Del-Tin Fiber”).  The acquisition was completed on April 1, 2013, and the Manufacturing segment’s results have included the operations of Del-Tin Fiber since that date.  The Manufacturing segment reported $10.2 million in operating income during the second quarter of 2013, an increase of $4.5 million when compared to the second quarter of 2012.  The average sales price for lumber was 26 percent higher than in the second quarter of 2012, and was the primary factor in the $3 million increase of the operating income before consideration of the $1.5 million benefit that the consolidation of Del-Tin Fiber’s operations provided.  The Woodlands segment reported operating income of $4.9 million, an increase of $.2 million from the $4.7 million reported a year ago.  The Real Estate segment had operating income of $.2 million, a $.5 million improvement from the second quarter of 2012, due to an increase in residential lot sales.  The Corporate segment’s general and administrative expenses were $.6 million higher in the current-year quarter than in the same period a year ago, due primarily to increased professional fees and employee incentive plan expenses.  The step acquisition of the former equity investment, Del-Tin Fiber, resulted in a gain of $3.2 million recognized on the previously held equity interest, which was reported in other income for the current quarter.  In addition, Deltic recorded a bargain purchase gain of $3.3 million, which reflects the excess of the fair value of the net assets acquired over the purchase price that was paid for those assets.

Deltic is a vertically integrated natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber and medium density fiberboard (“MDF”), with a significant diversification in real estate development.  The Company’s operations and financial results are affected by a number of factors, including general economic conditions, employment levels, interest rates, credit availability and associated costs, imports, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, natural gas pricing, and weather conditions.  With the increase in housing starts in the U.S. during the second half of 2012, sales prices for lumber and MDF improved for the last two quarters of 2012 and the first quarter of 2013, as the lumber and MDF markets reacted positively to the improving housing market.  In reaction to this improving business environment, lumber producers began to increase production in anticipation of housing starts rising to the approximately one million new homes per year level.  This additional lumber supply, combined with an actual level of housing starts closer to the 900,000 level partially due to the impact of inclement weather, caused lumber supply to exceed demand in the second quarter, with both consumption and sales prices decreasing.  Due to the Company’s relative size, it has little or no control over pricing or demand levels for its lumber or MDF products.  Because of this, the Company continues to focus its attention on managing Deltic’s diverse asset base to capture market-driven opportunities and increasing productivity, while reducing controllable costs and expenses.

The Woodlands segment is the Company’s core operating segment, providing the foundation for Deltic’s vertical integration structure.  In the second quarter of 2013, the pine sawtimber harvest was 159,897 tons, an increase of 3,385 tons when compared to the 2012 second quarter harvest of 156,512 tons.  The average sales price for pine sawtimber was $22 per ton in the second quarter of both 2013 and 2012.  The second quarter of 2013’s pine pulpwood harvest of 80,920 tons was a decrease of 35,045 tons from the harvest in the second quarter of 2012.  The volume decrease was largely due to the composition of the timberland tracts the Company harvested during the respective quarters.  The average sales price for pine pulpwood was $8 per ton for both quarters.  During the second quarter of 2013, the Company sold 1,082 acres of recreational-use hardwood bottomland, at an average sales price of $1,400 per acre, compared to sales of 322 acres at an average price of $1,700 per acre for the same period of 2012.

The Woodlands segment financial results included other benefits from land ownership, such as revenues from hunting leases, mineral lease rentals, mineral royalties, and land easements.  Hunting lease income was $.6 million for the second quarters of both 2013 and 2012.  In the second quarter of 2013, oil and gas lease rental income was $.4 million, a decrease of $.2 million from the same period of 2012, as the original lease periods on some acreage have ended and the properties are now held by producing wells.  Oil and gas royalty payments, which are primarily from gas wells in the Fayetteville Shale Play, were $.9 million in the second quarter of 2013, a $.1 million increase from 2012, primarily due to a small increase in natural gas prices, while production from new wells continues to offset the decline in production from older wells.  The ultimate benefit to Deltic from mineral leases remains speculative and unknown since it is contingent on natural gas and crude oil prices and the successful completion of producing wells drilled on Company lands.

The Manufacturing segment produces both dimension lumber and MDF.  The average lumber sales price in the second quarter of 2013 was $399 per thousand board feet, an increase of $82 per thousand board feet, or 26 percent, when compared to the same period in 2012.  The Manufacturing segment sold 55 million board feet of lumber in the second quarter of 2013, a decrease of 15.3 million board feet when compared to 70.3 million board feet sold in the second quarter a year ago as the available supply of U.S. lumber increased during the current quarter and exceeded demand.  The average sales price for MDF during the current year’s second quarter was $582 per thousand square feet, and MDF sales volume was 27.8 million square feet.  During the same quarter of 2012 when Del-Tin Fiber was a joint venture equity investment, the average sales price for MDF received by Del-Tin Fiber was $522 per thousand square feet, and Del-Tin Fiber sold 30.5 million square feet of MDF.  The 2.7 million square feet reduction in MDF sales volume was primarily due to the impact of increased scheduled and unscheduled downtime at the Plant.  As with any commodity market, the Company expects the historical lumber market volatility to continue in the future.  As such, Deltic will continue to adjust production levels to meet market demand.  In addition, the Manufacturing segment benefitted from a $.8 million gain during the second quarter on the involuntary conversion of assets.  This resulted from the receipt of insurance proceeds related to lumber storage sheds at the Company’s Ola Mill that were destroyed by winter storms in December 2012.

Reflecting builders’ growing confidence in the housing recovery, the Real Estate segment sold 22 residential lots during the second quarter of 2013, twice as many as the 11 lots sold in the second quarter of 2012.  The average per-lot sales price was $76,900 in 2013 compared to an average per-lot sales price of $68,000 in 2012’s second quarter, due to the mix of lots sold.  While there were no commercial acreage sales in the second quarter of either year, commercial real estate acreage within Chenal Valley continues to receive interest from potential buyers.  Property located near “The Promenade at Chenal,” an upscale shopping center that includes internationally branded retailers, and property located adjacent to St. Vincent West, a new medical center, are areas of expected growth.  However, due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing of any commercial real estate transaction.

Results of Operations

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended June 30, 2013 and 2012. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended June 30,
(Millions of dollars, except per share amounts)	2013	2012
Net sales
Woodlands	$9.5	9.3
Manufacturing	43.7	27.9
Real Estate	3.8	3.3
Eliminations	(3.7)	(3.4)
Net sales	$53.3	37.1

Operating income
Woodlands	$4.9	4.7
Manufacturing	10.2	5.7
Real Estate	.2	(.3)
Corporate	(4.3)	(3.7)
Eliminations	—	(.1)
Operating income	11.0	6.3

Equity in earnings of Del-Tin Fiber[1]	—	—
Interest and other debt expense	(1.3)	(1.1)
Gain on bargain purchase	3.3	—
Other income	3.2	.1
Income taxes	(5.0)	(1.8)
Net income	$11.2	3.5

Earnings per common share
Basic	$.89	.28
Assuming dilution	.88	.28

1For the second quarter of 2013, Del-Tin Fiber’s results were consolidated into the Manufacturing segment, while during the second quarter of 2012, equity in earnings of Del-Tin Fiber were breakeven.

Consolidated

Net income increased $7.7 million from the second quarter of 2012, mainly due to improved results for each operating segment combined with gains related to the acquisition of the remaining 50 percent of Del-Tin Fiber, partially offset by higher general and administrative expenses.  The gain on bargain purchase is subject to change as the analyses of the fair value of Del-Tin Fiber’s assets are finalized.  (For further discussion of the Del-Tin Fiber acquisition, refer to Note 4 to the consolidated financial statements.)

Operating income increased $4.7 million.  The Woodlands segment’s operating income was $.2 million more than the prior year due to an increase in the number of acres of timberland sold combined with an increase in the volume of pine sawtimber harvested, partially offset by decreases in the harvest volume of pine pulpwood and hardwood pulpwood.  The Manufacturing segment’s operating income improved $4.5 million due to a higher average sales price per MBF of lumber sold, the inclusion of Del-Tin Fiber’s operating results beginning April 1, 2013, and the gain on involuntary conversion of lumber sheds at the Ola Mill.  The Real Estate segment’s results improved $.5 million, due to the increase in the number of residential lots sold.  Corporate expense increased $.6 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended June 30,
	2013	2012
Net sales (millions of dollars)
Pine sawtimber	$3.6	3.4
Pine pulpwood	.6	.9
Hardwood sawtimber	—	.1
Hardwood pulpwood	.1	.3
Oil and gas lease rentals	.4	.6
Oil and gas royalties	.9	.8
Hunting leases	.6	.6

Sales volume (thousands of tons)
Pine sawtimber	159.9	156.5
Pine pulpwood	80.9	116.0
Hardwood sawtimber	.5	3.1
Hardwood pulpwood	11.4	19.1

Sales price (per ton)
Pine sawtimber	$22	22
Pine pulpwood	8	8
Hardwood sawtimber	41	39
Hardwood pulpwood	11	15

Timberland
Net sales (millions of dollars)	$1.6	.5
Sales volume (acres)	1,082	322
Sales price (per acre)	$1,449	1,657

Net sales increased $.2 million in the second quarter of 2013 when compared to the second quarter of 2012.  Pine sawtimber revenue was $.2 million higher due to a slight increase in harvest volume though the average per-ton sales price was the same for both quarters.  Pine pulpwood revenues were $.3 million less due to fewer tons of pulpwood harvested in the current-year quarter.  Revenues from hardwood pulpwood were $.2 million lower.  The decrease in pulpwood harvested was due to focusing harvesting activity on mature pine sawtimber tracts rather than thinning operations on younger pine plantations.  Revenues from sales of timberland were $1.1 million higher due to the number of acres sold, partially offset by a decrease in the average sales price per acre.  Revenue from hauling stumpage to other mills was $.6 million lower in the second quarter of 2013 versus the same period of 2012.  Operating income was $4.9 million in the second quarter of 2013 compared to $4.7 million in the second quarter of 2012.  This was mainly due to the same factors that affected net sales.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Quarter Ended June 30,
	2013	2012
Net sales (millions of dollars)
Lumber	$22.0	22.3
Residual by-products[1]	2.6	3.1
Medium density fiberboard (“MDF”)[2]	16.2	15.9

Lumber
Finished production (MMBF)	55.9	69.2
Sales volume (MMBF)	55.0	70.3
Sales price (per MBF)	$399	317

MDF (3/4 inch basis)[2]
Finished production (MMSF)	31.3	30.9
Sales volume (MMSF)	27.8	30.5
Sales price (per MSF)	$582	522

•	Prior year amounts have been revised to conform to the 2013 presentation. Intrasegment residual sales have been eliminated.
•	Information presented for 2012 represents the totals for the Del-Tin Fiber joint venture and was previously presented as information for an equity investment.

Net sales increased $15.8 million in 2013’s second quarter versus the same period of 2012.  The additional revenues from the inclusion of Del-Tin Fiber in the Manufacturing segment beginning with the current year quarter were $18.1 million, consisting of MDF sales along with the related freight revenues.  This increase was partially offset by decreases in revenues from lumber, residuals, and freight caused by a lower lumber production and sales volume in 2013’s second quarter.  The average lumber sales price in the second quarter of 2013 increased $82 per MBF, or 26 percent, from the second quarter of 2012, however this was partially offset by the 22 percent decrease in lumber sales volume, as the U.S. lumber supply increased during the quarter and exceeded demand.  In addition, MDF sales volume in the second quarter of 2013 was 2.7 million square feet lower than the same period a year ago as the Plant had more scheduled and unscheduled downtime.  Operating income increased $4.5 million, with approximately $1.5 million attributed to the consolidation of Del-Tin Fiber operations and $3 million due primarily to the increase in average lumber prices.  The segment also realized a gain on involuntary conversion in the amount of $.8 million related to the insurance recovery following the destruction of the lumber sheds at the Ola Mill during a winter storm in December 2012.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended June 30,
	2013	2012
Net sales (millions of dollars)
Residential lots	$1.7	.7
Speculative homes	—	.5
Chenal Country Club	2.0	2.0

Sales volume
Residential lots	22	11
Speculative homes	—	1

Average sales price (thousands of dollars)
Residential lots	$77	68
Speculative homes	—	491

Net sales for the second quarter of 2013 increased $.5 million from the second quarter of 2012.  The increase was due to the additional residential lot sales revenue, partially offset by the reduction in sales revenues from speculative homes.  The current-period operating income was $.5 million higher than in 2012 due to the same factors affecting net sales.

Corporate

The $.6 million increase in operating expense for Corporate functions during the second quarter of 2013 was primarily due to higher general and administrative expenses, mainly due to higher professional fees associated with the acquisition of Del-Tin Fiber and to an increase in employee incentive plan expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment during the second quarter of 2013 increased $.3 million, to $3.7 million when compared to the same quarter of last year.  The increase was due to a slightly larger harvest volume from the Woodlands segment’s fee timberlands.  Current period transfer prices are approximately that of market which were equal to the same quarter last year.

Income Taxes

The effective income tax rate was 31 percent for 2013’s second quarter and 34 percent for the same period of 2012.  The decrease in the effective tax rate for the current year’s second quarter was caused by a discrete tax item related to the gain on bargain purchase that was properly reported as a reduction in the bargain-purchase gain rather than an increase in income tax expense.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

 In the following tables, Deltic’s net sales and results of operations are presented for the six months ended June 30, 2013 and 2012. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2013	2012

Net sales
Woodlands	$18.8	19.3
Manufacturing	77.8	50.5
Real Estate	6.1	5.2
Eliminations	(7.9)	(7.3)
Net sales	$94.8	67.7

Operating income and net income
Woodlands	$9.5	9.5
Manufacturing	21.5	7.3
Real Estate	(.5)	(1.1)
Corporate	(8.9)	(8.0)
Eliminations	(.1)	(.3)
Operating income	21.5	7.4

Equity in earnings of Del-Tin Fiber	1.1	.1
Interest and other debt expense	(2.3)	(2.1)
Gain on bargain purchase	3.3	—
Other income	3.2	.1
Income taxes	(8.8)	(1.9)
Net income	$18.0	3.6

Earnings per common share
Basic and diluted	$1.42	.29

Consolidated

      Net income for the first six months of 2013 increased $14.4 million due to improved operating results for the Manufacturing and Real Estate segments, increased pre-acquisition equity earnings from Del-Tin Fiber for the first quarter of 2013, and recognized gains related to the acquisition of Del-Tin Fiber, partially offset by an increase in Corporate segment’s general and administrative expense.

Operating income increased $14.1 million from 2012’s reported results.  The Manufacturing segment’s operating income increased $14.2 million due primarily to a higher average lumber sales price, the inclusion of the operating results of Del-Tin Fiber beginning on April 1, 2013, and a gain on involuntary conversion of assets.  The Real Estate segment operating loss decreased $.6 million due to increased sales of residential lots.  Corporate expenses increased $.9 million due to higher general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Six Months Ended June 30,
	2013	2012
Net sales (millions of dollars)
Pine sawtimber	$7.7	7.1
Pine pulpwood	1.5	2.1
Hardwood sawtimber	.1	.2
Hardwood pulpwood	.3	.4
Oil and gas lease rentals	.9	1.1
Oil and gas royalties	1.8	1.9
Hunting leases	1.2	1.1

Sales volume (thousands of tons)
Pine sawtimber	341.0	329.5
Pine pulpwood	177.9	250.9
Hardwood sawtimber	1.4	4.3
Hardwood pulpwood	25.9	34.2

Sales price (per ton)
Pine sawtimber	$23	22
Pine pulpwood	9	8
Hardwood sawtimber	40	38
Hardwood pulpwood	11	13

Timberland
Net sales (millions of dollars)	$2.1	.9
Sales volume (acres)	1,370	592
Sales price (per acre)	$1,524	1,562

    Net sales for the first six months of 2013 decreased $.5 million from 2012.  Sales of pine sawtimber increased $.6 million due to an increased pine sawtimber harvest volume and a higher per-ton average pine sawtimber sales price, but combined net sales from pine pulpwood, hardwood sawtimber and hardwood pulpwood were $.8 million lower in 2013 due to lower harvest volumes.  This decrease in harvest volume was due to the composition of the timberland being harvested.  Sales of timberland were $1.2 million higher in 2013 due to the number of acres sold, while oil and gas lease rentals were $.2 million lower due to the expiration of the original lease periods without lease renewals or the properties  are now held by producing wells.  Revenues from hauling stumpage to other mills were $1.2 million lower in 2013 when compared to 2012.  Operating income was $9.5 million, the same as the first six months of 2012, due to the same factors affecting net sales, combined with higher replanting costs and lower freight expenses in 2013.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Six Months Ended June 30,
	2013	2012
Net sales (millions of dollars)
Lumber	$50.5	39.9
Residual by-products[1]	6.9	6.1
Medium density fiberboard (“MDF”)[2]	32.8	30.5

Lumber
Finished production (MMBF)	126.3	135.2
Sales volume (MMBF)	126.2	135.3
Sales price (per MBF)	$400	295

MDF (3/4 inch basis)[2,3]
Finished production (MMSF)	59.9	60.5
Sales volume (MMSF)	56.9	60.6
Sales price (MSF)	$577	504

•	Prior year amounts have been revised to conform to the 2013 presentation. Intrasegment residual sales have been eliminated.
•	Information presented for 2012 represents the totals for the Del-Tin Fiber joint venture and was previously presented as information for an equity investment.
•	Year-to-date amounts include first quarter 2013, when Del-Tin Fiber was an equity method investment.

Net sales increased $27.3 million due to a higher average lumber sales price and the inclusion of the results of Del-Tin Fiber in the Manufacturing segment since April 1, 2013.  The average sales price for lumber increased $105 per MBF, or 36 percent, from 2012.  This benefit was partially offset by a sales volume decrease of seven percent.  Sales of MDF and the related freight revenue were $18.1 million for the three-month period following the acquisition of Del-Tin Fiber.  Total operating income increased $14.2 million from the same period of 2012, with $11.8 million primarily due to the increased average sales price for lumber sold, $.9 million from the gain on involuntary conversion of assets at the Ola Mill, and $1.5 million due to the results of Del-Tin Fiber being included in the Manufacturing segment.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Six Months Ended June 30,
	2013	2012
Net sales (millions of dollars)
Residential lots	$2.6	1.2
Speculative homes	—	.5
Chenal Country Club	3.4	3.4

Sales volume
Residential lots	34	18
Speculative homes	—	1

Average sales price (thousands of dollars)
Residential lots	$76	68
Speculative homes	—	491

   2013’s net sales increased $.9 million when compared to 2012 due to an increase in the number of residential lots sold.  The improvement in the Real Estate segment’s operating results was due mainly to the same factors affecting net sales.

Corporate

      Operating expenses for the Corporate segment were $.9 million higher during the first six months of 2013 versus 2012, mainly due to increased general and administrative expenses, as a result of professional fees incurred related to the acquisition of Del-Tin Fiber and increased employee incentive plan expenses.

Eliminations

      Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment increased $.6 million to $7.9 million for the first six months of 2013.  The increase was mainly due to a higher volume of the timber transferred to the sawmills combined with a higher per-ton transfer price.  Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Income Taxes

    The effective income tax rate was 33 percent for the six months ended June 30, 2013, and 34 percent for the same period of 2012.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

      Net cash provided by operating activities totaled $20.3 million for the first six months of 2013 compared to $11.5 million for the same period of 2012.  Cash from operations and borrowings under the Company’s revolving credit facility have provided the cash needed for capital expenditures and the acquisition of Del-Tin Fiber.  Changes in operating working capital, other than cash and cash equivalents required cash of $.4 million in 2013 and $.1 million in 2012.  The Company’s accompanying Consolidated

Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

      Capital expenditures required cash of $20.1 million in the current-year period and $5.9 million a year ago.  Capital expenditures by segment consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2013	2012

Woodlands, including land exchanges	$10,760	3,429
Manufacturing	9,332	1,783
Real Estate, including development expenditures	538	738
Corporate	7	4
Capital expenditures	20,637	5,954
Non-cash land exchanges and accrued liabilities	(546)	(53)
Capital expenditures requiring cash	$20,091	5,901

      Effective April 1, 2013, Deltic acquired the other half of Del-Tin Fiber from its joint venture partner for $5.2 million in cash and the assumption of $14.5 million in debt.  Del-Tin Fiber is now treated as a consolidated subsidiary of Deltic.  In the first three months of 2013, prior to Deltic’s acquisition of the other 50 percent ownership in Del-Tin Fiber, Deltic advanced $1 million to Del-Tin Fiber, and received repayments of $.8 million.  This compares to advances of $1.2 million and repayments of $1.6 million from Del-Tin Fiber in the first six months of 2012.  The net change in purchased stumpage inventory to be utilized in the Company’s sawmilling operations required cash of $1.7 million in 2013 and $.2 million in 2012.  Funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, decreased $.3 million in 2012, while there was little change in 2013.  The Company borrowed $12 million and repaid $4 million of debt in 2013 and had net repayments of debt of $4.6 million in the first six months of 2012.  The Company incurred $.8 million in fees to facilitate an amendment and extension of its unsecured and committed revolving credit facility in 2013, while there were no such costs in 2012.  Dividends of $2.5 million were paid in the first six months of 2013 and $1.9 million were paid in the same period of 2012.  Proceeds from exercises of stock options and the related tax benefits were $1.2 million in 2013 and $1.1 million in 2012.

Financial Condition

          Working capital totaled $12.2 million at June 30, 2013, and $5.6 million at December 31, 2012.  Deltic’s working capital ratio at June 30, 2013 was 1.58 to 1, compared to 1.43 to 1 at the end of 2012.  Cash and cash equivalents at the end of the second quarter of 2013 were $5.8 million, an increase of $.2 million from the December 31, 2012 balance of $5.6 million.  Deltic’s long-term debt to stockholders’ equity ratio was .402 to 1 at June 30, 2013 and .271 to 1 at December 31, 2012.

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

    To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility.  The agreement was amended and extended on May 2, 2013 and will expire on May 1, 2018.  The Amendment increased the total available credit to $340 million.  In addition, the agreement includes an option to request an increase in the amount of aggregate revolving commitments by $50 million. As of June 30, 2013, $309 million was available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 9 to the June 30, 2013 consolidated financial statements and Note 10 to the consolidated financial statements included in the Company’s 2012 annual report on Form 10-K.)

The table below sets forth the covenants in the credit facility and senior notes payable and status with respect to these covenants as of June 30, 2013 and December 31, 2012.

	Covenants Requirements	Actual Ratios at June 30, 2013	Actual Ratios at Dec. 31, 2012
Leverage ratio should be less than:[1]	.60 to 1	.288 to 1	.253 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	_[2]	53.92%	44.15%

Fixed charge coverage ratio should be greater than:[3]	2.50 to 1	8.34 to 1	5.39 to 1

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of June 30, 2013, the Company had expended $14.6 million under this program, with the purchase of 370,530 shares at an average cost of $39.28 per share; no shares have been purchased in 2013, 2012, 2011, or 2010, 35,571 shares were purchased in 2009,

129,996 shares were purchased in 2008, 101,914 shares were purchased under this program in 2007, and seven shares in 2006. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

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

(Millions of dollars)	Total	During 2013	2014 to 2015	2016 to 2017	After 2017

Contractual cash payment obligations
Real estate development committed capital costs	$3.7	.9	2.8	—	—
Manufacturing committed capital costs	.5	.5	—	—	—
Long-term debt	100.0	—	—	40.0	60.0
Interest on debt*	12.0	1.5	6.0	3.5	1.0
Retirement plans	3.4	.7	.5	.6	1.6
Other postretirement benefits	5.1	.2	.8	.9	3.2
Unrecognized tax benefits	1.3	.1	1.2	—	—
Other liabilities	6.1	3.0	2.8	.3	—
	$132.1	6.9	14.1	45.3	65.8

Other commercial commitment expirations
Timber cutting agreements	$2.7	.5	2.2	—	—
Letters of credit	.6	—	.3	.2	.1
	$3.3	.5	2.5	.2	.1

*Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

Outlook

    Deltic’s management believes that cash provided from its operations and the remaining amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company’s continued timberland acquisition, real estate development, and stock repurchase programs, and capital expenditures, for the foreseeable future.

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

Outlook

Pine sawtimber harvest levels are expected to be 175,000 to 185,000 tons in the third quarter of 2013 and 585,000 to 605,000 tons for the year. Finished lumber sales volume will continue to be subject to market conditions, and is estimated at 55 to 70 million board feet for the third quarter and 240 to 270 million board feet for the year. MDF sales volumes for the third quarter and year of 2013 are estimated to be 25 to 30 million square feet and 110 to 120 million square feet, respectively. Actual lumber and MDF sales volumes are subject to market conditions. Residential lot sales are projected to be 10 to 15 lots and 50 to 60 lots for the third quarter and the year, respectively. Even though commercial acreage in Chenal Valley has received interest from potential buyers, it is difficult to anticipate future closings due to the volatile nature of commercial real estate transactions and the significant number of factors related to any sale.

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

Based on their evaluation as of June 30, 2013, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2012 annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 through April 30, 2013				$20,434,011

May 1 through May 31, 2013				$20,434,011

June 1 through June 30, 2013				$20,434,011

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

10.25

Membership Interest Purchase Agreement dated February 13, 2013, between Deltic Timber Corporation and TIN, Inc., (incorporated by reference to Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

	10.26	Amended and Restated Revolving Credit Agreement dated May 2, 2013, (incorporated by reference to Exhibit 10.26 to Registrant’s Current Report on Form 8-K dated May 2, 2013).

	31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Other Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date:	August 2, 2013	By:	/s/Ray C. Dillon
Ray C. Dillon, President (Principal Executive Officer)

Date:	August 2, 2013	By:	/s/Kenneth D. Mann
Kenneth D. Mann, Vice President, Finance and Administration (Principal Financial Officer)

Date:	August 2, 2013	By:	/s/Byrom L. Walker
Byrom L. Walker, Controller (Principal Accounting Officer)