Form 10-Q
period 2013-09-30
DELTIC TIMBER CORP
filed 2013-11-01
CIK 1022469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of Common Stock, $.01 Par Value, outstanding at October 23, 2013, was 12,679,019.

TABLE OF CONTENTS – THIRD QUARTER 2013 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Thousands of dollars)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$5,998	5,613
Trade accounts receivable, net of allowance for doubtful accounts of $172 and $127, respectively	10,576	5,277
Inventories	13,095	4,894
Prepaid expenses and other current assets	3,871	2,808
Total current assets	33,540	18,592

Investment in real estate held for development and sale	55,604	57,088
Investment in Del-Tin Fiber	—	6,293
Timber and timberlands – net	249,192	240,215
Property, plant, and equipment – net	74,520	26,668
Deferred charges and other assets	2,096	4,353

Total assets	$414,952	353,209

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$7,397	1,981
Accrued taxes other than income taxes	2,230	1,951
Income taxes payable	990	—
Deferred revenues and other accrued liabilities	12,648	9,094
Total current liabilities	23,265	13,026

Long-term debt	94,000	63,000
Deferred tax liabilities – net	2,049	471
Other noncurrent liabilities	43,511	44,482
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	84,085	82,597
Retained earnings	187,383	168,608
Treasury stock	(5,704)	(5,000)
Accumulated other comprehensive loss	(13,765)	(14,103)
Total stockholders’ equity	252,127	232,230

Total liabilities and stockholders’ equity	$414,952	353,209

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$56,520	36,499	151,330	104,243

Costs and expenses
Cost of sales	37,289	23,564	95,261	69,750
Depreciation, amortization, and cost of fee timber harvested	4,421	2,698	11,227	8,321
General and administrative expenses	5,211	5,133	14,585	13,675

Total costs and expenses	46,921	31,395	121,073	91,746

Gain on involuntary conversion	—	—	881	—

Operating income	9,599	5,104	31,138	12,497

Equity in earnings of Del-Tin Fiber	—	510	1,084	602
Interest income	4	7	12	13
Interest and other debt expense, net of capitalized interest	(1,110)	(1,003)	(3,431)	(3,074)
Gain on bargain purchase	—	—	3,285	—
Other income/(expense)	22	(13)	3,247	41

Income before income taxes	8,515	4,605	35,335	10,079

Income tax expense	(2,702)	(1,387)	(11,480)	(3,248)

Net income	$5,813	3,218	23,855	6,831

Earnings per common share
Basic	$.46	.25	1.88	.54
Assuming dilution	$.46	.25	1.87	.54

Dividends per common share
Paid	$.100	.075	.300	.225
Declared	$.100	.075	.400	.300

Weighted average common shares outstanding (thousands)
Basic	12,571	12,533	12,572	12,521
Assuming dilution	12,619	12,566	12,628	12,560

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(Thousands of dollars)

	Nine Months Ended September 30,
	2013	2012

Net income	$23,855	6,831

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income (net of tax)[1]:
Amortization of prior service cost	3	4
Amortization of actuarial loss	426	655
Amortization of plan amendment	(91)	(91)
Other comprehensive income	338	568

Comprehensive income	$24,193	7,399

[1]	The amortizations out of comprehensive income for 2012 have been revised to conform to the 2013 presentation.

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of dollars)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$23,855	6,831
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	11,227	8,321
Deferred income taxes	1,582	(552)
Real estate development expenditures	(943)	(1,088)
Real estate costs recovered upon sale	2,127	1,901
Timberland costs recovered upon sale	801	370
Equity in earnings of Del-Tin Fiber	(1,084)	(602)
Gain on previously held equity interest	(3,165)	—
Gain on bargain purchase	(3,285)	—
Stock-based compensation expense	2,086	1,716
Net increase in liabilities for pension and other postretirement benefits	1,429	1,241
Net decrease in deferred compensation for stock-based liabilities	(287)	(281)
Decrease in operating working capital other than cash and cash equivalents	1,232	3,879
Other – changes in assets and liabilities	(1,601)	(742)
Net cash provided by operating activities	33,974	20,994

Investing activities
Capital expenditures requiring cash, excluding real estate development	(23,418)	(7,095)
Business acquisition, net of cash acquired	(5,170)	—
Net change in purchased stumpage inventory	(1,888)	33
Advances to Del-Tin Fiber	(1,025)	(1,715)
Repayments from Del-Tin Fiber	781	1,825
Net change in funds held by trustee	7	271
Other – net	1,294	662
Net cash required by investing activities	(29,419)	(6,019)

Financing activities
Proceeds from borrowings	12,000	3,000
Repayments of notes payable and long-term debt	(10,000)	(14,556)
Treasury stock purchases	(2,224)	(19)
Common stock dividends paid	(3,812)	(2,848)
Proceeds from stock option exercises	750	693
Excess tax benefits from stock-based compensation expense	407	546
Other – net	(1,291)	(392)
Net cash required by financing activities	(4,170)	(13,576)

Net increase in cash and cash equivalents	385	1,399
Cash and cash equivalents at January 1	5,613	3,291

Cash and cash equivalents at September 30	$5,998	4,690

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Thousands of dollars)

	Nine Months Ended September 30,
	2013	2012

Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2013 and 2012	128	128

Capital in excess of par value
Balance at beginning of period	82,597	80,842
Exercise of stock options	124	88
Stock-based compensation expense	2,086	1,716
Restricted stock awards	(935)	(1,393)
Tax effect of stock awards	172	563
Restricted stock forfeitures	41	53
Balance at end of period	84,085	81,869

Retained earnings
Balance at beginning of period	168,608	163,170
Net income	23,855	6,831
Common stock dividends declared	(5,080)	(3,797)
Balance at end of period	187,383	166,204

Treasury stock
Balance at beginning of period – 141,974 and 208,296 shares, respectively	(5,000)	(7,288)
Shares purchased – 36,314 and 267 shares, respectively	(2,224)	(19)
Forfeited restricted stock – 570 and 785 shares, respectively	(41)	(53)
Shares issued for incentive plans – 43,998 and 56,943 shares, respectively	1,561	1,998
Balance at end of period – 134,860 and 152,405 shares, respectively	(5,704)	(5,362)

Accumulated other comprehensive loss
Balance at beginning of period	(14,103)	(9,729)
Change in other comprehensive income, net of tax	338	568
Balance at end of period	(13,765)	(9,161)

Total stockholders’ equity	$252,127	233,678

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by Deltic Timber Corporation (the “Company” or “Deltic”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012. Preparation of consolidated financial statements requires management to make estimates and assumptions.  These estimates and assumptions affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of September 30, 2013, and the results of its operations and cash flows for the three months and nine months ended September 30, 2013 and 2012. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

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

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2013	Dec. 31, 2012

Raw materials — Logs	$1,360	1,341
— Del-Tin – wood fiber	578	—
Finished goods— Lumber	4,012	3,231
— Medium density fiberboard	4,382	—
Supplies	2,763	322
	$13,095	4,894

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2013	Dec. 31, 2012

Short-term deferred tax assets	$2,121	2,074
Prepaid expenses	1,277	88
Other current assets	473	646
	$3,871	2,808

Note 4 – Business Combinations

On April 1, 2013, the Company acquired the remaining 50 percent membership interest of Del-Tin Fiber L.L.C. (“Del-Tin Fiber”) for an agreed-upon amount of approximately $20,000,000 which was considered to be comprised of a cash payment of $5,170,000 and the value of 50 percent of the long-term debt. Del-Tin Fiber was an existing joint venture that operates a medium density fiberboard (“MDF”) manufacturing facility in El Dorado, Arkansas.  This facility has a rated annual production capacity of 150,000,000 square feet, on a   3⁄4 inch basis. The acquisition resulted in Deltic obtaining a controlling financial interest in Del-Tin Fiber due to the Company’s 100 percent ownership of the membership interest of Del-Tin Fiber.  As a result, Deltic began treating Del-Tin Fiber as a consolidated subsidiary of the Company as of the acquisition date.  With this consolidation, on April 1, 2013, Deltic’s Consolidated Balance Sheet included the $29,000,000 of long-term debt of Del-Tin Fiber, which represents the L.L.C.’s recorded liability for the outstanding industrial bonds due in 2027.  This acquisition was consistent with Deltic’s strategy of growth through acquisitions and vertical integration, since Del-Tin Fiber uses residual by-products generated by Deltic’s sawmill operations as the raw material in its manufacturing process.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 – Business Combinations (cont.)

Prior to this acquisition, the Company owned 50 percent of the membership interest of Del-Tin Fiber, and reported it as an equity method investment. In accordance with ASC 805, Deltic accounted for the acquisition as a business combination achieved in stages.  Thus, the Company remeasured the carrying amount of its previously held investment in the joint venture to current fair value, and recorded a $3,165,000 pretax remeasurement gain, determined by the amount by which the acquisition-date fair value of this investment, of $10,786,000, exceeded its previous carrying amount of $7,621,000.  This gain was included in Other Income in the Company’s Consolidated Statements of Income for the nine months ended September 30, 2013.

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

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition and is presented in the table below. The purchase price allocation and gain on bargain purchase are preliminary estimates and are subject to change during the measurement period as the deferred taxes related to the acquired assets are finalized.

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

The preliminary purchase price allocation resulted in the recognition of a gain on bargain purchase of approximately $3,285,000, which was included in the Consolidated Statements of Income for the nine months ended September 30, 2013.  The gain on bargain purchase was the result of the fair value of the identifiable net assets acquired exceeding the purchase price paid for the acquisition.  The seller, Deltic’s former joint venture partner, was motivated to sell its half of Del-Tin Fiber in order to facilitate the sale of its remaining building products business to a major building products company that had no interest in owning a membership interest in a joint venture.  This sale was part of the former joint venture partner’s stated plan to divest itself of its building product assets by the end of the year 2013.

Transaction costs related to the acquisition of Del-Tin Fiber were insignificant and were expensed as incurred. The cash paid to the seller at the closing of the acquisition was funded by cash on hand.

The results of Del-Tin Fiber’s operations have been included in the consolidated financial statements subsequent to the acquisition date and were included in the Company’s Manufacturing segment. Subsequent to the acquisition date, for the three months and nine months ended September 30, 2013, the Company included net sales of approximately $17,156,000 and $34,593,000, respectively from  Del-Tin Fiber in its Consolidated Statements of Income.  Deltic’s operating income for the three months and nine months ended September 30, 2013, included $2,440,000 and $3,911,000, respectively, from Del-Tin Fiber operations.

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

	Nine Months Ended September 30,
(Thousands of dollars, except per share amounts)	2013	2012

Net sales	$168,895	$154,177
Net income	20,104	6,633
Basic net income per share	1.60	.53
Diluted net income per share	1.59	.53

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2013	Dec. 31, 2012

Purchased stumpage inventory	$2,790	902
Timberlands	102,687	99,159
Fee timber	253,501	246,105
Logging facilities	2,636	2,601
	361,614	348,767
Less accumulated cost of fee timber harvested and facilities depreciation	(112,422)	(108,873)
Strategic timber and timberlands	249,192	239,894
Non-strategic timber and timberlands	—	321
	$249,192	240,215

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations.  In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberlands base to be sold. Other non-strategic acreage exists within the Company’s land base, but Deltic has not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines that they are either smaller tracts of pine timberlands that cannot be strategically managed or tracts of hardwood bottomland that cannot be converted into pine growing acreage, they will be sold.  Included in the Woodlands operating income were gains from sales of non-strategic timberland of $190,000 and $305,000 for the three months ended September 30, 2013, and 2012, respectively, and $1,548,000 and $942,000 for the nine months ended September 30, 2013 and 2012, respectively.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2013	Dec. 31, 2012

Land	$947	357
Land improvements	8,312	6,322
Buildings and structures	22,578	13,985
Machinery and equipment	142,569	99,867
	174,406	120,531
Less accumulated depreciation	(99,886)	(93,863)
	$74,520	26,668

Note 7 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2013	Dec. 31, 2012

Deferred revenues – current	$4,538	3,794
Dividend payable	1,268	—
Vacation accrual	1,338	971
Deferred compensation	3,116	2,720
All other current liabilities	2,388	1,609
	$12,648	9,094

Note 8 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2013	Dec. 31, 2012

Accumulated postretirement benefit obligation	$12,655	12,132
Excess retirement plan	9,135	9,063
Accrued pension liability	17,262	17,254
Deferred revenue – long-term portion	913	2,064
Uncertain tax positions liability	1,185	1,325
Other noncurrent liabilities	2,361	2,644
	$43,511	44,482

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

With consolidation of Del-Tin Fiber into the Company’s financial statements on April 1, 2013,  Deltic’s long-term debt includes $29,000,000 in Union County, Arkansas Taxable Industrial Revenue Bonds (Del-Tin Fiber project) 1998 Series due October 1, 2027, (the “Bonds”).  Prior to the April 1, 2013 acquisition of Del-Tin Fiber, Deltic was a guarantor of one-half of the letter of credit supporting the bonds.  These Bonds bear interest at a variable rate determined weekly by the remarketing agent of the Bonds.  Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027.  The average interest rate on the Bonds was .70 percent in 2012 and .87 percent in 2011.

Note 10 – Income Taxes

The Company’s effective tax rate for the three months and nine months ended September 30, 2013, was 32 percent.  The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses.  During the nine months ended September 30, 2013, the Company recognized $76,000 in interest expense from these items.  The Company had approximately $558,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at September 30, 2013.  If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $776,000 would benefit the effective rate.  The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2010.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2013	2012	2013	2012

Funded qualified retirement plan
Service cost	$388	408	1,162	1,223
Interest cost	389	405	1,167	1,216
Expected return on plan assets	(474)	(423)	(1,420)	(1,269)
Amortization of prior service cost	4	5	13	14
Recognized actuarial loss	213	245	639	736
Net retirement expense	$520	640	1,561	1,920

Unfunded nonqualified retirement plan
Service cost	$35	91	107	273
Interest cost	48	89	144	266
Amortization of prior service cost	(2)	(3)	(8)	(8)
Recognized actuarial loss	18	95	56	287
Net retirement expense	$99	272	299	818

Other postretirement benefits
Service cost	$113	114	338	341
Interest cost	107	116	323	350
Recognized actuarial loss	2	19	6	55
Amortization of plan amendment	(50)	(50)	(149)	(149)
Net other postretirement benefits expense	$172	199	518	597

The Company made contributions to its qualified plan of $900,000 during the first nine months of 2013 and expects to continue to fund the plan at the same level over the remainder of 2013.  The expected long-term rate of return on pension plan assets is 7.50 percent.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component for the nine months ended September 30, 2013 and 2012:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

AOCL at January 1, 2013	$(9,552)	(3,380)	(1,171)	(14,103)
Amounts reclassified from AOCL	396	29	(87)	338
Net current period other comprehensive income	396	29	(87)	338
AOCL at September 30, 2013	$(9,156)	(3,351)	(1,258)	(13,765)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

AOCL at January 1, 2012	$(8,124)	(855)	(750)	(9,729)
Amounts reclassified from AOCL	456	169	(57)	568
Net current period other comprehensive income	456	169	(57)	568
AOCL at September 30, 2012	$(7,668)	(686)	(807)	(9,161)

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12 – Other Comprehensive Income Disclosures (cont.)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components

	Nine Months Ended September 30, 2013
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

Amortization of prior service costs	$13	(8)	—	5
Amortization of actuarial losses	639	56	6	701
Amortization of plan amendment	—	—	(149)	(149)
Total before tax	652	48	(143)	557
Income tax benefit/(expense)	(256)	(19)	56	(219)
Total reclassifications – net of tax	$396	29	(87)	338

Amounts in parentheses indicate expenses.  These items are included in the computation of net periodic retirement and postretirement costs.  See Note 11 – Employee and Retiree Benefit Plans.

	Nine Months Ended September 30, 2012
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

Amortization of prior service costs	$14	(8)	—	6
Amortization of actuarial losses	736	287	55	1,078
Amortization of plan amendment	—	—	(149)	(149)
Total before tax	750	279	(94)	935
Income tax benefit/(expense)	(294)	(110)	37	(367)
Total reclassifications – net of tax	$456	169	(57)	568

Amounts in parentheses indicate expenses.  These items are included in the computation of net periodic retirement and postretirement costs.  See Note 11 – Employee and Retiree Benefit Plans.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12 – Other Comprehensive Income Disclosures (cont.)

Tax Effects by Component

	Nine Months Ended September 30, 2013
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Amortization of prior service costs	$5	(2)	3
Amortization of actuarial losses	701	(275)	426
Amortization of plan amendment	(149)	58	(91)
	$557	(219)	338

	Nine Months Ended September 30, 2012
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Amortization of prior service costs	$6	(2)	4
Amortization of actuarial losses	1,078	(423)	655
Amortization of plan amendment	(149)	58	(91)
	$935	(367)	568

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13 – Stock-Based Compensation

The Consolidated Statements of Income for the three months ended September 30, 2013 and 2012, included $711,000 and $581,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.  For the nine months ended September 30, 2013 and 2012, the amounts were $2,086,000 and $1,716,000, respectively.

Assumptions for the valuation of 2013 stock options and restricted stock performance units consisted of the following:

2013
Expected term of options (in years)	6.27
Weighted expected volatility	37.78%
Dividend yield	.58%
Risk-free interest rate – performance restricted shares	.60%
Risk-free interest rate – options	1.98%
Stock price as of valuation date	$71.35
Restricted performance share valuation	$87.74
Grant date fair value – stock options	$26.20

Stock Options – A summary of stock options as of September 30, 2013, and changes during the nine months then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2013	125,920	$54.92

Granted	24,058	71.35
Exercised	(17,728)	42.30
Forfeited	(543)	60.10

Outstanding at September 30, 2013	131,707	$59.60	6.7	$946

Exercisable at September 30, 2013	67,877	$53.85	5.1	$783

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at September 30, 2013, for those options for which the quoted market price was in excess of the exercise price.  This amount changes over time based on changes in the fair market value of the Company’s stock. As of September 30, 2013, there was $1,139,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13 – Stock-Based Compensation (cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of September 30, 2013, and changes during the nine months ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2013	76,352	$52.09

Granted	23,735	71.35
Vested	(20,229)	34.41
Forfeited	(267)	58.22

Nonvested at September 30, 2013	79,591	$62.31

As of September 30, 2013, there was $2,608,000 of unrecognized compensation cost related to nonvested restricted stock.  That cost is expected to be recognized over a weighted-average period of 1.9 years.

Performance Units – A summary of nonvested restricted stock performance units as of September 30, 2013, and changes during the nine months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2013	50,393	$68.30

Granted	16,427	87.74
Units not meeting vesting conditions	(13,892)	43.48
Forfeited	(303)	77.57

Nonvested at September 30, 2013	52,625	$80.87

As of September 30, 2013, there was $2,238,000 of unrecognized compensation cost related to nonvested restricted stock performance units.  That cost is expected to be recognized over a weighted-average period of 1.9 years.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14 – Contingencies

At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

Note 15 – Gain on Involuntary Conversion

In December of 2012, four lumber storage sheds at the Company’s Ola Mill were destroyed due to an accumulation of snow and ice on their roofs. Insurance policies covered the replacement cost of these sheds, subject to deductibles.  The Company has received a total of $881,000 in payments from the insurance company for the nine months ended September 30, 2013.  These payments were reported in operating income as a gain on involuntary conversion in the Consolidated Statements of Income.  These proceeds were used to fund capital expenditures to replace the storage sheds.

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at September 30, 2013, are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Liabilities Inputs Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3
(Thousands of dollars)
Liabilities
Nonqualified employee savings plan	$1,221	1,221	–	–

Long-term debt, including current liabilities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

The following table presents the carrying amounts and estimated fair values of financial instruments at September 30, 2013 and 2012.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	September 30, 2013		September 30, 2012
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$94,000	98,307	53,555	58,103

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 17 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

(Thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings allocated to common stock	$5,753	3,186	23,611	6,764
Net earnings allocated to participating securities	60	32	244	67

Net income allocated to common stock and participating securities	$5,813	3,218	23,855	6,831

Weighted average number of common shares used in basic EPS	12,571	12,533	12,572	12,521
Effect of dilutive stock awards	48	33	56	39

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,619	12,566	12,628	12,560

Earnings per common share
Basic	$.46	.25	1.88	.54
Assuming dilution	$.46	.25	1.87	.54

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

The following table provides information about potentially dilutive securities that were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive, or in the case of the restricted performance shares, did not meet the metrics established for awarding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Options	76,568	53,205	50,197	53,205
Restricted performance shares	52,625	38,152	52,625	38,152

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 18 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Nine Months Ended September 30,
(Thousands of dollars)	2013	2012

Income taxes paid in cash	$8,527	2,171
Interest paid	2,072	1,894
Interest capitalized	(27)	(21)

Non-cash investing and financing activities excluded from the statement of cash flows include:

	Nine Months Ended September 30,
(Thousands of dollars)	2013	2012

Issuance of restricted stock	$935	1,393
Land exchanges and capital expenditures accrued, not paid	1,174	126
Fair value of Del-Tin Fiber net assets acquired	19,241	—

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Nine Months Ended September 30,
(Thousands of dollars)	2013	2012

Trade accounts receivable	$(1,067)	(1,252)
Other receivables	5	(48)
Inventories	(3,396)	(1,084)
Prepaid expenses and other current assets	(680)	740
Trade accounts payable	2,996	2,561
Accrued taxes other than income taxes	236	17
Income taxes payable	990	342
Deferred revenues and other accrued liabilities	2,148	2,603
	$1,232	3,879

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 19 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2013	2012	2013	2012
Net sales
Woodlands	$8,410	9,494	27,184	28,820
Manufacturing	48,841	27,546	126,649	78,057
Real Estate	2,710	3,187	8,867	8,425
Eliminations[1]	(3,441)	(3,728)	(11,370)	(11,059)
	$56,520	36,499	151,330	104,243

Income before income taxes
Operating income/(loss)
Woodlands	$3,977	4,734	13,482	14,202
Manufacturing[2]	11,370	5,574	32,865	12,864
Real Estate	(680)	(644)	(1,173)	(1,712)
Corporate	(4,969)	(4,887)	(13,792)	(12,886)
Eliminations	(99)	327	(244)	29
Operating income	9,599	5,104	31,138	12,497

Equity in earnings of Del-Tin Fiber[2]	—	510	1,084	602
Interest income	4	7	12	13
Interest and other debt expense, net of capitalized interest	(1,110)	(1,003)	(3,431)	(3,074)
Gain on bargain purchase	—	—	3,285	—
Other income/(loss)	22	(13)	3,247	41
	$8,515	4,605	35,335	10,079

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,400	1,272	3,899	3,841
Manufacturing[2]	2,912	1,307	6,999	4,117
Real Estate	86	94	258	284
Corporate	23	25	71	79
	$4,421	2,698	11,227	8,321

Capital expenditures
Woodlands	$1,060	1,223	11,820	4,652
Manufacturing[2]	3,185	611	12,517	2,394
Real Estate	650	521	1,188	1,259
Corporate	3	—	10	4
	$4,898	2,355	25,535	8,309

1 Primarily intersegment sales of timber from Woodlands to Manufacturing.

2 Del-Tin Fiber became a consolidated subsidiary, reported in the Manufacturing segment, upon  acquisition of a controlling interest of its ownership effective April 1, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $5.9 million for the third quarter of 2013, compared to $3.2 million for the same period of 2012.  The increase was due to improved financial results for Deltic’s Manufacturing segment, as the operating income for the segment was $5.8 million higher in the third quarter of 2013 than the same quarter a year ago.  The improvement in the Manufacturing segment financial results was primarily due to a 19 percent higher average sales price for lumber sold and an increased lumber sales volume, combined with a $2.4 million benefit from consolidating Del-Tin Fiber L.L.C. (“Del-Tin Fiber”) into the Manufacturing segment.  The Woodlands segment reported operating income of $3.9 million, a decrease of $.8 million from the $4.7 million reported a year ago, mainly due to a lower harvest volume of pine sawtimber and pulpwood.  The Real Estate segment had an operating loss of $.7 million, compared to loss of $.6 million in the third quarter of 2012, due to a decrease in residential lot sales.  Corporate segment general and administrative expense was the same for both periods.

Deltic is a vertically integrated natural resources company engaged primarily in the growing and harvesting of timber and the manufacture and marketing of lumber and medium density fiberboard (“MDF”), with a significant diversification in real estate development.  The Company’s operations and financial results are affected by a number of factors, including general economic conditions, employment levels, interest rates, credit availability and associated costs, imports of lumber and MDF, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, natural gas pricing, and weather conditions.  Permits for new-home construction rose to a five-year high in August 2013, indicating that the recovery of the housing market was still ongoing.  This led to a steady demand for lumber throughout the 2013 summer building season.  Thus, producers received higher average sales prices than experienced a year ago.  However, in anticipation of the level of housing starts rising to the rate of one million per year, some lumber producers began the process of bringing shuttered lumber mills back into production, while others are making capital improvements to operating mills to increase their production volume.  Due to the Company’s relative size, it has little or no control over pricing or demand levels for its lumber or MDF products.  Because of this, the Company continues to focus its attention on managing Deltic’s diverse asset base to capture market-driven opportunities by increasing its timberland base and investing in capital projects in its manufacturing facilities to increase their hourly productivity and improve other efficiencies, while reducing controllable costs and expenses.

The Woodlands segment is the Company’s core operating segment, providing the foundation for Deltic’s vertical integration structure.  In the third quarter of 2013, the pine sawtimber harvest was 161,132 tons, a decrease of 14,383 tons when compared to the 2012 third quarter harvest of 175,515 tons.  The decrease was due to a difference in the timing of the harvest.  The average sales price for pine sawtimber was $21 per ton in the third quarter of both 2013 and 2012.  The third quarter of 2013’s pine pulpwood harvest of 96,519 tons was a decrease of 10,975 tons from the harvest in the third quarter of 2012.  The average sales price for pine pulpwood was $7 per ton in the third quarter of 2013, which was $1 per ton less than in the same period last year.  During the third quarter of 2013, the Company sold 254 acres of recreational-use hardwood bottomland, at an average sales price of $1,300 per acre, compared to sales of 195 acres at an average price of $2,000 per acre for the same period of 2012.

The financial results for the Woodlands segment included other benefits from land ownership, such as revenues from hunting leases, mineral lease rentals, mineral royalties, and land easements.  Hunting lease income was $.6 million for the third quarter of both 2013 and 2012.  In the third quarter of 2013, oil and gas lease rental income was $.4 million, a decrease of $.2 million from the same period of 2012, as the original lease period on some acreage has ended and most of these properties are now held by producing wells.  Oil and gas royalty payments, which are primarily from gas wells in the Fayetteville Shale Play, were $1.1 million in the third quarter of 2013, a $.4 million increase from 2012, primarily due to an increase in natural gas prices, partially offset by a decreased production volume from existing wells.  The ultimate benefit to Deltic from mineral leases remains speculative and unknown since it is contingent on natural gas and crude oil prices and the successful completion of producing wells drilled on Company lands.

The Manufacturing segment produces both dimension lumber and MDF.  The average lumber sales price in the third quarter of 2013 was $381 per thousand board feet (“MBF”), an increase of $60 per MBF, or 19 percent, when compared to the same period in 2012.  The Manufacturing segment sold 69.5 million board feet (“MMBF”) of lumber in the third quarter of 2013, a two percent increase, when compared to 68.3 MMBF sold in the third quarter a year ago.  The average sales price for MDF during the current year’s third quarter was $585 per thousand square feet (“MSF”).  MDF sales volume was 28.2 million square feet (“MMSF”).  During the same quarter of 2012 when Del-Tin Fiber was a joint venture equity investment, the average sales price for MDF received by Del-Tin Fiber was $542 per MSF, and Del-Tin Fiber sold 30.5 MMSF of MDF.  The 2.3 MMSF reduction in MDF sales volume was due to a softening in the demand for MDF in the current-year third quarter.  The Manufacturing segment operates in commodity based markets that have historically been volatile and expects the volatility to continue in the future.  As such, Deltic will continue to adjust production levels to meet lumber and MDF market demand.

The Real Estate segment sold 16 residential lots during the third quarter of 2013, four fewer lots than sold in the third quarter of 2012.  However, the Company offered 25 newly developed lots for sale in early October 2013, and 22 of these lots, or 88 percent, were put under contract the day they were offered and are anticipated to close over the next 120 days.  The success of this offering reflects the growing confidence in the recovery of housing by area homebuilders.  The average sales price was $70,000 per lot in 2013 compared to an average sales price of $71,300 per lot in 2012’s third quarter.  While there were no commercial acreage sales in the third quarter of either year, commercial real estate acreage within Chenal Valley continues to receive interest from potential buyers.  Property located near “The Promenade at Chenal,” an upscale shopping center that includes internationally branded retailers, and property located adjacent to St. Vincent West, a new medical center, are areas of expected activity.  However, due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing of any commercial real estate transaction.

Results of Operations

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended September 30, 2013 and 2012.  Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended September 30,
(Millions of dollars, except per share amounts)	2013	2012
Net sales
Woodlands	$8.4	9.5
Manufacturing[1]	48.8	27.6
Real Estate	2.8	3.2
Eliminations	(3.5)	(3.8)
Net sales	$56.5	36.5

Operating income
Woodlands	$3.9	4.7
Manufacturing[1]	11.4	5.6
Real Estate	(.7)	(.6)
Corporate	(4.9)	(4.9)
Eliminations	(.1)	.3
Operating income	9.6	5.1

Equity in earnings of Del-Tin Fiber[1]	—	.5
Interest and other debt expense	(1.1)	(1.0)
Other income	—	(.1)
Income taxes	(2.6)	(1.3)
Net income	$5.9	3.2

Earnings per common share
Basic	$.46	.25
Assuming dilution	.46	.25

1For the third quarter of 2013, Del-Tin Fiber’s results were consolidated into the Manufacturing segment, while during the third quarter of 2012, results from Del-Tin Fiber were reported in equity in earnings of Del-Tin Fiber.

Consolidated

Current-quarter net income increased $2.7 million from the third quarter of 2012, mainly due to improved financial results for the Manufacturing segment as the housing recovery continued to support improved prices and demand for lumber and MDF.  This increase was offset by reduced operating income for the Woodlands and Real Estate segments, combined with higher income tax expense due to increased pretax income.

Operating income increased $4.5 million in 2013’s third quarter when compared to the third quarter of 2012.  The Woodlands segment’s operating income was $.8 million less than in the prior year due to a decrease in harvest volume of both sawtimber and pulpwood, partially offset by an increase in net oil and gas royalty revenue.  The Manufacturing segment’s operating income improved $5.8 million due to a higher average sales price per MBF of lumber sold and the inclusion of Del-Tin Fiber’s operating results for the third quarter of 2013.  The Real Estate segment’s results decreased $.1 million due to a decrease in the number of residential lots sold in the current-year quarter.  Corporate expense was the same for both periods.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended September 30,
	2013	2012
Net sales (millions of dollars)
Pine sawtimber	$3.4	3.8
Pine pulpwood	.7	.9
Hardwood sawtimber	.1	.1
Hardwood pulpwood	.2	.3
Oil and gas lease rentals	.4	.6
Oil and gas royalties	1.1	.7
Hunting leases	.6	.6

Sales volume (thousands of tons)
Pine sawtimber	161.1	175.5
Pine pulpwood	96.5	107.5
Hardwood sawtimber	2.0	3.3
Hardwood pulpwood	16.3	23.2

Sales price (per ton)
Pine sawtimber	$21	21
Pine pulpwood	7	8
Hardwood sawtimber	49	37
Hardwood pulpwood	12	13

Timberland
Net sales (millions of dollars)	$.3	.4
Sales volume (acres)	254	195
Sales price (per acre)	$1,269	2,042

Net sales decreased $1.1 million in the third quarter of 2013 when compared to the third quarter of 2012.  Pine sawtimber revenue was $.4 million lower due to an eight percent decrease in harvest volume, resulting from a difference in timing of the Company’s annual harvest, while the average per-ton pine sawtimber sales price was the same for both quarters.  Pine pulpwood revenues were $.2 million less due to fewer tons of pulpwood harvested in the current-year quarter.  The decrease in pulpwood harvested was due to the composition of the timberland being harvested.  Revenue from oil and gas royalty payments was higher because of an increase in the average price received for natural gas, partially offset by lower gas production volumes.  Oil and gas lease rental revenues were lower due to the expiration of the original lease period on some net mineral acreage and those acres now being held by production.  Revenue from hauling stumpage to other mills was $.5 million lower in the third quarter of 2013 versus the same period of 2012.  Operating income was $3.9 million in the third quarter of 2013 compared to $4.7 million in the third quarter of 2012.  This was due to the same factors that affected net sales, along with an increase in the cost of timber harvested and lower cost of hauling stumpage to other mills.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Quarter Ended September 30,
	2013	2012
Net sales (millions of dollars)
Lumber	$26.5	21.9
Residual by-products[1]	2.8	3.1
Medium density fiberboard (“MDF”)[2]	16.5	16.6

Lumber
Finished production (MMBF)	69.0	69.1
Sales volume (MMBF)	69.5	68.3
Sales price (per MBF)	$381	321

MDF (3/4 inch basis)[2]
Finished production (MMSF)	30.0	30.3
Sales volume (MMSF)	28.2	30.5
Sales price (per MSF)	$585	542

1Prior year amounts have been revised to conform to the 2013 presentation.  Intrasegment residual sales have been eliminated.

2Information presented for 2012 represents the totals for the Del-Tin Fiber joint venture and was previously presented as information for an equity investment.

Net sales in 2013’s third quarter increased $21.2 million when compared to the same period of 2012.  Additional revenues from the inclusion of Del-Tin Fiber in the Manufacturing segment in the current-year quarter were $17.1 million, consisting of MDF sales along with related freight revenues, net of eliminated sawmill residual sales to Del-Tin Fiber.  Sales revenues from sawmill operations increased $4.1 million due primarily to an increase in the average sales price and sales volume for lumber.  The average lumber sales price in the third quarter of 2013 increased $60 per MBF, or 19 percent, from the third quarter of 2012, while lumber sales volume in the current-year quarter was 1.2 MMBF higher than a year ago.  The average sales price for MDF in the third quarter of 2013 increased $43 per MSF, or eight percent, from the same period of 2012, while MDF sales volume in the third quarter of 2013 was 2.3 MMSF lower than the same period a year ago.  Operating income increased $5.8 million, with approximately $3.4 million due primarily to the increase in the average lumber price and $2.4 million attributed to the consolidation of Del-Tin Fiber’s financial results.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended September 30,
	2013	2012
Net sales (millions of dollars)
Residential lots	$1.1	1.4
Chenal Country Club	1.5	1.6

Sales volume
Residential lots	16	20

Average sales price (thousands of dollars)
Residential lots	$70	71

Net sales for the third quarter of 2013 decreased $.4 million from the third quarter of 2012.  The decrease was due primarily to fewer residential lots sold in the current-year quarter.  The current-period operating loss was $.1 million higher than in 2012 due to the same factors affecting net sales.

Corporate

Operating expense for Corporate functions was $4.9 million during the third quarters of both 2013 and 2012.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment during the third quarter of 2013 decreased $.3 million, to $3.5 million when compared to the same quarter of last year.  The decrease was due to a slightly lower harvest volume from the Woodlands segment’s fee timberlands.  Current-period transfer prices are approximately that of market which were equal to the same quarter last year.

Income Taxes

The effective income tax rate was 32 percent for 2013’s third quarter and 30 percent for the same period of 2012.  The increase in the effective income tax rate for the current year’s third quarter was primarily due to the effect of higher pretax income on permanent book/tax differences.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

In the following tables, Deltic’s net sales and results of operations are presented for the nine months ended September 30, 2013 and 2012.  Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Nine Months Ended September 30,
(Millions of dollars, except per share amounts)	2013	2012
Net sales
Woodlands	$27.2	28.8
Manufacturing[1]	126.6	78.1
Real Estate	8.9	8.4
Eliminations	(11.4)	(11.1)
Net sales	$151.3	104.2

Operating income and net income
Woodlands	$13.4	14.2
Manufacturing[1]	32.9	12.9
Real Estate	(1.2)	(1.7)
Corporate	(13.8)	(12.9)
Eliminations	(.2)	—
Operating income	31.1	12.5

Equity in earnings of Del-Tin Fiber[1]	1.1	.6
Interest and other debt expense	(3.4)	(3.1)
Gain on bargain purchase	3.3	—
Other income	3.2	—
Income taxes	(11.4)	(3.2)
Net income	$23.9	6.8

Earnings per common share
Basic	$1.88	.54
Assuming dilution	1.87	.54

1Del-Tin Fiber’s results were consolidated into the Manufacturing segment beginning April 1, 2013, while during 2012 and the first quarter of 2013, the results of the 50 percent ownership were reported in equity in earnings of Del-Tin Fiber.

Consolidated

Net income for the first nine months of 2013 increased $17.1 million due to improved financial results for the Manufacturing and Real Estate segments, increased pre-acquisition equity earnings from Del-Tin Fiber for the first quarter of 2013, and recognized gains related to the acquisition of Del-Tin Fiber, partially offset by an increase in Corporate segment general and administrative and interest expense and increased income tax expense due to higher pretax income.

Operating income increased $18.6 million in 2013 from the operating income for the first nine months of 2012.  Manufacturing segment operating income increased $20 million due primarily to a higher average lumber sales price, the inclusion of the financial results of Del-Tin Fiber beginning on April 1, 2013, and a gain on involuntary conversion of assets.  The Real Estate segment operating loss decreased $.5 million due to increased sales of residential lots.  Corporate expense increased $.9 million due to increased general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Nine Months Ended September 30,
	2013	2012
Net sales (millions of dollars)
Pine sawtimber	$11.1	10.9
Pine pulpwood	2.2	3.0
Hardwood sawtimber	.2	.3
Hardwood pulpwood	.5	.7
Oil and gas lease rentals	1.3	1.7
Oil and gas royalties	2.9	2.6
Hunting leases	1.8	1.7

Sales volume (thousands of tons)
Pine sawtimber	502.1	505.0
Pine pulpwood	274.4	358.4
Hardwood sawtimber	3.4	7.7
Hardwood pulpwood	42.2	57.3

Sales price (per ton)
Pine sawtimber	$22	22
Pine pulpwood	8	8
Hardwood sawtimber	45	37
Hardwood pulpwood	12	13

Timberland
Net sales (millions of dollars)	$2.4	1.3
Sales volume (acres)	1,624	788
Sales price (per acre)	$1,484	1,681

Net sales for the first nine months of 2013 decreased $1.6 million when compared to net sales for the first nine months of 2012.  Sales of pine sawtimber increased $.2 million, while combined net sales from pine pulpwood, hardwood sawtimber and hardwood pulpwood were $1.1 million lower in 2013 when compared to 2012, due to lower harvest volumes.  The decrease in harvest volume was due to the composition of the timberland being harvested.  Sales of timberland were $1.1 million higher in 2013 due to the number of acres sold, partially offset by a lower average sales price per acre.  Oil and gas lease rentals were $.4 million lower in the first nine months of 2013, when compared to the same period of 2012, due to the expiration of the original lease periods without lease renewals or to leaseholds now being held by producing wells.  Oil and gas royalty revenues increased $.3 million in 2013, due to higher prices for natural gas, partially offset by lower production volumes from wells in which Deltic holds a royalty interest.  Revenue from hauling stumpage to other mills was $1.6 million lower in 2013 when compared to 2012.  Operating income was $13.4 million, $.8 million lower than the same period of 2012, due to the same factors affecting net sales, combined with higher replanting costs on fee timberlands and lower freight expenses for hauling stumpage to other mills in 2013.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Nine Months Ended September 30,
	2013	2012
Net sales (millions of dollars)
Lumber	$77.0	61.9
Residual by-products[1]	9.7	9.3
Medium density fiberboard (“MDF”)[2],3	49.3	47.1

Lumber
Finished production (MMBF)	195.3	204.3
Sales volume (MMBF)	195.7	203.7
Sales price (per MBF)	$394	304

MDF (3/4 inch basis)[2,3]
Finished production (MMSF)	91.4	90.8
Sales volume (MMSF)	85.1	91.1
Sales price (MSF)	$580	517

1Prior year amounts have been revised to conform to the 2013 presentation.  Intrasegment residual sales have been eliminated.

2Information presented for 2012 represents the totals for the Del-Tin Fiber joint venture and was previously presented as information for an equity investment.

3Year-to-date amounts include first quarter 2013, when Del-Tin Fiber was an equity method investment.

Net sales increased $48.5 million primarily due to a higher average lumber sales price and the consolidation of the results of Del-Tin Fiber in the Manufacturing segment since April 1, 2013. Lumber Sales revenues at the sawmills increased $14 million, mainly due to the increase in the average lumber sales price. The additional revenues from the consolidation of Del-Tin Fiber in the Manufacturing segment since April 1, 2013 were $34.5 million, net of the eliminated residual sales.  The average sales price for lumber increased $90 per MBF, or 30 percent, from 2012.  This was partially offset by a sales volume decrease of four percent.  The MDF average sales price increased $63 per MSF, or 12 percent, from the first nine months of 2012, while MDF sales volume decreased 7 percent.  Operating income increased $20 million from the same period of 2012, with $15.2 million of the improvement due to the increased average sales price for lumber sold, $.9 million due to the gain on involuntary conversion of assets at the Ola Mill, and $3.9 million due to the financial results of Del-Tin Fiber being consolidated into the Manufacturing segment.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Nine Months Ended September 30,
	2013	2012
Net sales (millions of dollars)
Residential lots	$3.7	2.6
Speculative homes	—	.5
Chenal Country Club	4.9	5.0

Sales volume
Residential lots	50	38
Speculative homes	—	1

Average sales price (thousands of dollars)
Residential lots	$74	70
Speculative homes	—	491

2013’s net sales increased $.5 million when compared to net sales in 2012 due primarily to an increase in the number of residential lots sold and a higher average sales price per lot, partially offset by the lack of revenue from home sales in 2013.  The improvement in Real Estate segment operating results was due mainly to the same factors affecting net sales, combined with lower operating expense.

Corporate

Operating expense for the Corporate segment was $.9 million higher during the first nine months of 2013 versus 2012, mainly due to increased general and administrative expense, consisting of professional fees incurred related to the acquisition of Del-Tin Fiber and increased employee incentive plan expenses resulting from increased net income.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment increased $.3 million to $11.4 million for the first nine months of 2013.  The increase was mainly due to a slightly higher per-ton transfer price.  Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Income Taxes

The effective income tax rate was 32 percent for the nine months ended September 30, 2013 and 2012.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $34 million for the first nine months of 2013 compared to $21 million for the same period of 2012.  Cash from operations and borrowings under the Company’s revolving credit facility have provided the cash needed for capital expenditures, the acquisition of Del-Tin Fiber, and purchases of treasury shares.  Changes in operating working capital, other than cash and cash equivalents, provided cash of $1.2 million for the nine months ended

September 30, 2013 and $3.9 million for the same period in 2012.  The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $24.4 million for the nine-month period in the current year and $8.2 million a year ago.  Capital expenditures by segment consisted of the following:

	Nine Months Ended September 30,
(Thousands of dollars)	2013	2012

Woodlands, including land exchanges	$11,820	4,652
Manufacturing	12,517	2,394
Real Estate, including development expenditures	1,188	1,259
Corporate	10	4
Capital expenditures	25,535	8,309
Non-cash land exchanges and accrued liabilities	(1,174)	(126)
Capital expenditures requiring cash	$24,361	8,183

Effective April 1, 2013, Deltic acquired the other half of Del-Tin Fiber from its former joint venture partner for $5.2 million in cash.  Del-Tin Fiber is now treated as a consolidated subsidiary of Deltic.  In the first three months of 2013, prior to Deltic’s acquisition of the other 50 percent ownership in Del-Tin Fiber, Deltic advanced $1 million to Del-Tin Fiber and received repayments of $.8 million.  This compares to advances of $1.7 million and repayments of $1.8 million from Del-Tin Fiber in the first nine months of 2012.  The net change in purchased stumpage inventory to be utilized in the Company’s sawmilling operations required cash of $1.9 million in 2013, but no cash in 2012.  Funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, decreased $.3 million for the nine months ended September 30, 2012, while there was negligible change in 2013.  The Company borrowed $12 million and repaid $10 million of debt in the first nine months of 2013 and made net repayments of debt of $11.6 million in the first nine months of 2012.  The Company incurred $.8 million in fees to facilitate an amendment and extension of its unsecured and committed revolving credit facility in 2013, while there were no such costs in 2012.  Dividends of $3.8 million were paid in the first nine months of 2013, with $2.8 million paid in the same period of 2012.  Combined proceeds from exercises of stock options and related tax benefits were $1.2 million in both 2013 and 2012.  The Company used $2.2 million in cash provided by operations to fund purchases of 36,180 shares of its stock in the third quarter of 2013.

Financial Condition

Working capital totaled $10.6 million at September 30, 2013, and $5.6 million at December 31, 2012.  Deltic’s working capital ratio at September 30, 2013 was 1.46 to 1, compared to 1.43 to 1 at the end of 2012.  Cash and cash equivalents at the end of the third quarter of 2013 were $6 million, an increase of $.4 million from the December 31, 2012 balance of $5.6 million.  Deltic’s long-term debt to stockholders’ equity ratio was .373 to 1 at September 30, 2013 and .271 to 1 at December 31, 2012.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility.  The agreement was amended and extended on May 2, 2013 and will expire on May 1, 2018.  The Amendment increased the total available credit to $340 million.  In addition, the agreement includes an option to request an increase in the amount of aggregate revolving commitments by $50 million.  As of September 30, 2013, $315 million was available.  The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 9 to the September 30, 2013 consolidated financial statements and Note 10 to the consolidated financial statements included in the Company’s 2012 annual report on Form 10-K.)

The table below sets forth the covenants in the credit facility and senior notes payable and status with respect to these covenants as of September 30, 2013 and December 31, 2012.

	Covenants Requirements	Actual Ratios at Sept. 30, 2013	Actual Ratios at Dec. 31, 2012
Leverage ratio should be less than:[1]	.60 to 1	.273 to 1	.253 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	_[2]	50.22%	44.15%

Fixed charge coverage ratio should be greater than:[3]	2.50 to 1	9.37 to 1	5.39 to 1

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of September 30, 2013, the Company had expended $16.8 million under this program, with the purchase of 406,694 shares at an average cost of $41.23 per share.  In 2013, 36,180 shares have been purchased at an average cost of $61.22 per share, while there were no shares purchased in 2012.  In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 per share and 419,542 shares at a $24.68 per share average cost, respectively.

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

(Millions of dollars)	Total	During 2013	2014 to 2015	2016 to 2017	After 2017

Contractual cash payment obligations
Real estate development committed capital costs	$3.7	.9	2.8	—	—
Woodlands	.1	.1	—	—	—
Manufacturing committed capital costs	1.8	1.8	—	—	—
Long-term debt	94.0	—	—	40.0	54.0
Interest on debt*	11.5	1.3	5.8	3.3	1.1
Retirement plans	3.0	.4	.5	.5	1.6
Other postretirement benefits	5.1	.1	.8	1.0	3.2
Unrecognized tax benefits	1.2	—	1.2	—	—
Other liabilities	7.2	3.0	3.8	.4	—
	$127.6	7.6	14.9	45.2	59.9

Other commercial commitment expirations
Timber cutting agreements	$2.2	.1	2.1	—	—
Letters of credit	.6	—	.3	.2	.1
	$2.8	.1	2.4	.2	.1

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

Outlook

Pine sawtimber harvest levels are expected to be 95,000 to 105,000 tons in the fourth quarter of 2013 and 595,000 to 605,000 tons for the year. Finished lumber sales volumes are estimated at 55 to 70 million board feet for the fourth quarter and 240 to 270 million board feet for the year.  MDF sales volumes for the fourth quarter and year of 2013 are estimated to be 25 to 30 million square feet and 110 to 120 million square feet, respectively. Actual lumber and MDF sales volumes are subject to market conditions.  Residential lot sales are projected to be 10 to 20 lots and 60 to 70 lots for the fourth quarter and the year, respectively.  Even though commercial acreage in Chenal Valley has received interest from potential buyers, it is difficult to anticipate future closings due to the volatile nature of commercial real estate transactions and the significant number of factors related to any sale.

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

Based on their evaluation as of September 30, 2013, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2012 annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 through July 31, 2013	–	–	–	$20,445,474

August 1 through August 31, 2013	14,649	62.36	14,649	$19,531,917

September 1 through September 30, 2013	21,531	60.44	21,531	$18,230,681

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

101

Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Other Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date:	November 1, 2013	By:	/s/Ray C. Dillon
Ray C. Dillon, President (Principal Executive Officer)

Date:	November 1, 2013	By:	/s/Kenneth D. Mann
Kenneth D. Mann, Vice President, Finance and Administration (Principal Financial Officer)

Date:	November 1, 2013	By:	/s/Byrom L. Walker
Byrom L. Walker, Controller (Principal Accounting Officer)