Form 10-Q
period 2014-03-31
DELTIC TIMBER CORP
filed 2014-05-02
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of Common Stock, $.01 Par Value, outstanding at March 31, 2014, was 12,709,144.

TABLE OF CONTENTS – FIRST QUARTER 2014 FORM 10-Q REPORT

			Page Number

		PART I – Financial Information

Item	1.	Financial Statements	1

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item	4.	Controls and Procedures	31
		PART II – Other Information

Item	1.	Legal Proceedings	32

Item	1A.	Risk Factors	32

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item	3.	Defaults Upon Senior Securities	32

Item	4.	Mine Safety Disclosures	32

Item	5.	Other Information	32

Item	6.	Exhibits	33

Signatures			34

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Thousands of dollars)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$6,507	4,374
Trade accounts receivable, net of allowance for doubtful accounts of $141 and $172, respectively	11,102	7,331
Inventories	14,317	12,439
Prepaid expenses and other current assets	3,382	3,155

Total current assets	35,308	27,299

Investment in real estate held for development and sale	57,096	57,953
Timber and timberlands – net	355,392	248,833
Property, plant, and equipment – net	73,624	75,259
Deferred charges and other assets	2,058	2,000

Total assets	$523,478	411,344

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$7,838	8,198
Accrued taxes other than income taxes	2,485	2,210
Income taxes payable	2,766	1,077
Deferred revenues and other accrued liabilities	8,184	10,330

Total current liabilities	21,273	21,815

Long-term debt	199,000	90,000
Deferred tax liabilities – net	7,495	7,514
Other noncurrent liabilities	25,058	25,743
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock—$.01 par, authorized
20,000,000 shares, none issued	—	—
Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	84,168	84,796
Retained earnings	193,360	189,720
Treasury stock	(4,366)	(5,693)
Accumulated other comprehensive loss	(2,638)	(2,679)

Total stockholders’ equity	270,652	266,272

Total liabilities and stockholders’ equity	$523,478	411,344

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net sales	$55,379	41,563

Costs and expenses
Cost of sales	36,606	23,528
Depreciation, amortization, and cost of fee timber harvested	4,843	2,651
General and administrative expenses	5,123	4,920

Total costs and expenses	46,572	31,099
Gain on involuntary conversion	—	84

Operating income	8,807	10,548

Equity in earnings of Del-Tin Fiber	—	1,084
Interest income	2	3
Interest and other debt expense, net of capitalized interest	(1,175)	(1,030)
Other income/(expense)	61	(20)

Income before income taxes	7,695	10,585

Income tax expense	(2,784)	(3,811)

Net income	$4,911	6,774

Earnings per common share
Basic	$.39	.53
Assuming dilution	$.39	.53

Dividends declared and paid per common share	$.10	.10

Weighted average common shares outstanding (thousands)
Basic	12,557	12,563
Assuming dilution	12,606	12,604

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2014	2013
Net income	$4,911	6,774

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income (net of tax):
Amortization of prior service cost	2	1
Amortization of actuarial loss	69	142
Amortization of plan amendment	(30)	(30)

Other comprehensive income	41	113

Comprehensive income	$4,952	6,887

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$4,911	6,774
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	4,843	2,651
Deferred income taxes	(316)	548
Real estate development expenditures	(284)	(191)
Real estate costs recovered upon sale	1,039	539
Timberland costs recovered upon sale	81	139
Equity in earnings of Del-Tin Fiber	—	(1,084)
Stock-based compensation expense	802	664
Net increase in liabilities for pension and other postretirement benefits	199	500
Net decrease in deferred compensation for stock-based liabilities	(601)	(590)
Increase in operating working capital other than cash and cash equivalents	(7,015)	(443)
Other – changes in assets and liabilities	45	(496)

Net cash provided by operating activities	3,704	9,011

Investing activities
Capital expenditures requiring cash, excluding real estate development	(108,939)	(11,833)
Net change in purchased stumpage inventory	(362)	(944)
Advances to Del-Tin Fiber	—	(1,025)
Repayments from Del-Tin Fiber	—	750
Net change in funds held by trustee	(125)	7
Other – net	90	193

Net cash required by investing activities	(109,336)	(12,852)

Financing activities
Proceeds from borrowings	109,000	12,000
Treasury stock purchases	(8)	(10)
Common stock dividends paid	(1,271)	(1,270)
Proceeds from stock option exercises	54	750
Excess tax benefits from stock-based compensation expense	143	170
Other – net	(153)	—

Net cash provided by financing activities	107,765	11,640

Net increase in cash and cash equivalents	2,133	7,799
Cash and cash equivalents at January 1	4,374	5,613

Cash and cash equivalents at March 31	$6,507	13,412

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2014	2013
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2014 and 2013	128	128

Capital in excess of par value
Balance at beginning of period	84,796	82,597
Exercise of stock options	9	124
Stock-based compensation expense	802	664
Restricted stock awards	(1,290)	(935)
Tax effect of stock awards	(149)	172
Restricted stock forfeitures	—	41

Balance at end of period	84,168	82,663

Retained earnings
Balance at beginning of period	189,720	168,608
Net income	4,911	6,774
Common stock dividends	(1,271)	(1,270)

Balance at end of period	193,360	174,112

Treasury stock
Balance at beginning of period – 134,609 and 141,974 shares, respectively	(5,693)	(5,000)
Shares purchased – 115 and 134 shares, respectively	(8)	(10)
Forfeited restricted stock – none and 570 shares, respectively	—	(41)
Shares issued for incentive plans – 29,989 and 43,998 shares, respectively	1,335	1,561

Balance at end of period – 104,735 and 98,680 shares, respectively	(4,366)	(3,490)

Accumulated other comprehensive loss
Balance at beginning of period	(2,679)	(14,103)
Change in other comprehensive income net of tax	41	113

Balance at end of period	(2,638)	(13,990)

Total stockholders’ equity	$270,652	239,423

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by Deltic Timber Corporation (the “Company” or “Deltic”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013. Preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of March 31, 2014, and the results of its operations and cash flows for the three months ended March 31, 2014 and 2013. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)		March 31, 2014	Dec. 31, 2013
Raw materials	- Logs	$1,378	1,612
	- Del-Tin – wood fiber	370	440
Finished goods	- Lumber	4,880	4,145
	- Medium density fiberboard (“MDF”)	4,024	3,110
	- MDF consigned to others	897	708
Supplies		2,768	2,424

		$14,317	12,439

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2014	Dec. 31, 2013
Short-term deferred tax assets	$1,880	1,901
Refundable income taxes	—	109
Prepaid expenses	935	692
Other current assets	567	453

	$3,382	3,155

Note 4 – Business Combinations

On April 1, 2013, the Company acquired the remaining 50 percent membership interest of Del-Tin Fiber L.L.C. (“Del-Tin Fiber”) for an agreed-upon amount of approximately $20,000,000, which was considered to be comprised of a cash payment of $5,170,000 and the value of 50 percent of the long-term debt. Del-Tin Fiber was an existing joint venture that operates an MDF manufacturing facility in El Dorado, Arkansas. The acquisition resulted in Deltic obtaining a controlling financial interest in Del-Tin Fiber due to the Company’s 100 percent ownership of the membership interest of Del-Tin Fiber. As a result, Deltic began treating Del-Tin Fiber as a consolidated subsidiary of the Company as of the acquisition date. Prior to the acquisition, the Company reported Del-Tin Fiber as an equity method investment.

The table below summarizes the allocation of the purchase price to the fair value of assets and liabilities acquired on April 1, 2013, which was finalized in the fourth quarter of 2013.

(Thousands of dollars)
Accounts receivable	$4,229
Inventories	4,805
Other current assets	360
Property, plant, and equipment	40,960
Intangible assets[1]	1,700
Other assets	171
Current liabilities	(1,653)
Deferred tax liabilities	(2,203)
Long-term liabilities	(29,000)

Net assets acquired	$19,369

[1]	The acquired intangible assets consist of internally developed software which is being amortized over three years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Business Combinations (cont.)

The results of Del-Tin Fiber’s operations have been included in the consolidated financial statements subsequent to the acquisition date and were included in the Company’s Manufacturing segment.

The following unaudited supplemental pro forma financial information for the three months ended March 31, 2013 represents the results of operations of Deltic Timber Corporation as if the Del-Tin Fiber acquisition had occurred on January 1, 2013. This information is based on historical results of operations, adjusted for certain acquisition accounting adjustments, and does not purport to represent Deltic’s actual results of operation as if the acquisition transaction described above would have occurred as of January 1, 2013, nor is it necessarily indicative of future results.

(Thousands of dollars, except per share amounts)	Three Months Ended March 31, 2013
Net sales	$59,129
Net income	7,210
Basic and diluted earnings per common share	.57

For additional information concerning the acquisition of Del-Tin Fiber, see Note 4 of the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2014	Dec. 31, 2013
Purchased stumpage inventory	$2,750	2,388
Timberlands	150,966	102,609
Fee timber	313,454	253,768
Logging facilities	2,628	2,628

	469,798	361,393
Less accumulated cost of fee timber harvested and facilities depreciation	(114,821)	(113,056)

Strategic timber and timberlands	354,977	248,337
Non-strategic timber and timberlands	415	496

	$355,392	248,833

During the first quarter of 2014, Deltic acquired approximately 64,500 acres of timber and timberland for $106,627,000.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Timber and Timberlands (cont.)

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations. In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberlands base to be sold. Other non-strategic acreage exists within the Company’s land base, but Deltic has not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines that they are either smaller tracts of pine timberlands that cannot be strategically managed or tracts of hardwood bottomland that cannot be converted into pine-growing acreage, they will be sold. As of March 31, 2014, approximately 840 acres of these lands were available for sale. Included in the Woodlands operating income are gains from sales of non-strategic timberland of $72,000 and $378,000 for the three months ended March 31, 2014 and 2013, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2014	Dec. 31, 2013
Land	$947	947
Land improvements	8,870	8,835
Buildings and structures	22,659	22,599
Machinery and equipment	147,066	145,741

	179,542	178,122
Less accumulated depreciation	(105,918)	(102,863)

	$73,624	75,259

Note 7 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2014	Dec. 31, 2013
Deferred revenues – current	$2,952	3,697
Vacation accrual	1,335	1,290
Deferred compensation	1,309	3,442
All other current liabilities	2,588	1,901

	$8,184	10,330

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2014	Dec. 31, 2013
Accumulated postretirement benefit obligation	$10,541	10,391
Excess retirement plan	4,566	4,457
Accrued pension liability	6,264	6,383
Deferred revenue – long-term portion	602	649
Uncertain tax positions liability	1,185	1,185
Other noncurrent liabilities	1,900	2,678

	$25,058	25,743

Note 9 – Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2014, was 36 percent. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the three months ended March 31, 2014, the Company recognized $46,000 in interest expense from these items. The Company had approximately $685,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at March 31, 2014. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $776,000 would benefit the effective rate. The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2010.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2014	2013
Funded qualified retirement plan
Service cost	$369	387
Interest cost	460	389
Expected return on plan assets	(573)	(473)
Amortization of prior service cost	5	5
Recognized actuarial loss	41	213

Net retirement expense	$302	521

Unfunded nonqualified retirement plan
Service cost	$76	36
Interest cost	93	48
Amortization of prior service cost	(2)	(3)
Recognized actuarial loss	73	19

Net retirement expense	$240	100

Other postretirement benefits
Service cost	$105	113
Interest cost	124	108
Recognized actuarial loss	—	2
Amortization of plan amendment	(50)	(50)

Net other postretirement benefits expense	$179	173

The Company made contributions to its qualified plan of $375,000 during the first three months of 2014, and expects to continue to fund the plan at the same monthly level over the remainder of 2014. The expected long-term rate of return on pension plan assets is 7.50 percent.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component for the three months ended March 31, 2014 and 2013:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
AOCL at January 1, 2014	$(2,410)	(482)	213	(2,679)
Amounts reclassified from AOCL	28	43	(30)	41

Net current period other comprehensive income/(loss)	28	43	(30)	41

AOCL at March 31, 2014	$(2,382)	(439)	183	(2,638)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
AOCL at January 1, 2013	$(9,552)	(3,380)	(1,171)	(14,103)
Amounts reclassified from AOCL	132	10	(29)	113

Net current period other comprehensive income/(loss)	132	10	(29)	113

AOCL at March 31, 2013	$(9,420)	(3,370)	(1,200)	(13,990)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Other Comprehensive Income Disclosures (cont.)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components

	Three Months Ended March 31, 2014
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
Amortization of prior service costs	$5	(2)	—	3
Amortization of actuarial losses	41	73	—	114
Amortization of plan amendment	—	—	(50)	(50)

Total before tax	46	71	(50)	67
Income tax expense	(18)	(28)	20	(26)

Total reclassifications – net of tax	$28	43	(30)	41

Amounts in parentheses indicate expenses. These items are included in the computation of net periodic retirement and postretirement costs. See Note 10 – Employee and Retiree Benefit Plans.

	Three Months Ended March 31, 2013
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
Amortization of prior service costs	$5	(3)	—	2
Amortization of actuarial losses	213	19	2	234
Amortization of plan amendment	—	—	(50)	(50)

Total before tax	218	16	(48)	186
Income tax expense	(86)	(6)	19	(73)

Total reclassifications – net of tax	$132	10	(29)	113

Amounts in parentheses indicate expenses. These items are included in the computation of net periodic retirement and postretirement costs. See Note 10 – Employee and Retiree Benefit Plans.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Other Comprehensive Income Disclosures (cont.)

Tax Effects by Component

	Three Months Ended March 31, 2014
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Amortization of prior service costs	$3	(1)	2
Amortization of actuarial losses	114	(45)	69
Amortization of plan amendment	(50)	20	(30)

	$67	(26)	41

	Three Months Ended March 31, 2013
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Amortization of prior service costs	$2	(1)	1
Amortization of actuarial losses	234	(92)	142
Amortization of plan amendment	(50)	20	(30)

	$186	(73)	113

Note 12 – Stock-Based Compensation

The Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, included $802,000 and $664,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.

Assumptions for the valuation of 2014 stock options and restricted stock performance units consisted of the following:

2014
Expected term of options (in years)	6.27
Weighted expected volatility	37.38%
Dividend yield	.55%
Risk-free interest rate – performance restricted shares	1.23%
Risk-free interest rate – options	2.99%
Stock price as of valuation date	$63.21
Restricted performance share valuation	$80.56
Grant date fair value – stock options	$21.87

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Stock Options – A summary of stock options as of March 31, 2014, and changes during the three- month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2014	131,456	$59.64

Granted	26,611	63.35
Exercised	(1,077)	49.89
Expired	(460)	36.61

Outstanding at March 31, 2014	156,530	$60.40	6.8	$970

Exercisable at March 31, 2014	92,329	$56.18	5.4	$905

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at March 31, 2014, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of March 31, 2014, there was $1,424,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of March 31, 2014, and changes during the three-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2014	79,591	$62.31

Granted	24,951	63.30
Vested	(19,132)	44.84

Nonvested at March 31, 2014	85,410	$66.51

As of March 31, 2014, there was $3,523,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.5 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Performance Units – A summary of nonvested restricted stock performance units as of March 31, 2014, and changes during the three months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2014	52,625	$80.87

Granted	16,613	80.70
Units not meeting vesting conditions	(12,652)	58.66

Nonvested at March 31, 2014	56,586	$85.78

As of March 31, 2014, there was $3,001,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Note 13 – Contingencies

At various times, the Company may be involved in litigation incidental to its operations. Currently there are no material legal proceedings outstanding.

Note 14 – Fair Value of Financial Instruments

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Fair Value of Financial Instruments (cont.)

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at March 31, 2014, are presented in the following table:

		Fair Value Measurements at Reporting Date Using:
	March 31,	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2014	Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$1,345	1,345	—	—

Long-term debt, including current liabilities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

The following table presents the carrying amounts and estimated fair values of financial instruments at March 31, 2014 and 2013. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	March 31, 2014		March 31, 2013
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$199,000	203,218	$75,000	80,028

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

	Three Months Ended March 31,
(Thousands, except per share amounts)	2014	2013
Net earnings allocated to common stock	$4,859	6,706
Net earnings allocated to participating securities	52	68

Net income allocated to common stock and participating securities	$4,911	6,774

Weighted average number of common shares used in basic EPS	12,557	12,563
Effect of dilutive stock awards	49	41

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,606	12,604

Earnings per common share
Basic	$.39	.53
Assuming dilution	$.39	.53

Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method.

The following table provides information about potentially dilutive securities that were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive, or in the case of the restricted performance shares, did not meet the metrics established for awarding.

	Three Months Ended March 31,
	2014	2013
Options	50,657	24,058
Restricted performance shares	56,586	52,625

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Three Months Ended March 31,
(Thousands of dollars)	2014	2013
Income taxes paid in cash	$1,158	—
Interest paid	414	109
Interest capitalized	(29)	(9)

Non-cash investing and financing activities excluded from the statement of cash flows include:

	Three Months Ended March 31,
(Thousands of dollars)	2014	2013
Issuance of restricted stock	$1,290	935
Land exchanges and capital expenditures accrued, not paid	546	1,389

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2014	2013
Trade accounts receivable	$(3,771)	(2,186)
Inventories	(1,878)	(722)
Prepaid expenses and other current assets	(261)	(593)
Trade accounts payable	(907)	635
Accrued taxes other than income taxes	275	487
Income taxes payable	1,689	2,967
Deferred revenues and other accrued liabilities	(2,162)	(1,031)

	$(7,015)	(443)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2014	2013
Net sales
Woodlands	$10,402	9,373
Manufacturing[2]	46,540	34,108
Real Estate	3,503	2,329
Eliminations[1]	(5,066)	(4,247)

	$55,379	41,563

Income before income taxes
Operating income
Woodlands	$5,313	4,634
Manufacturing[2]	8,342	11,337
Real Estate	153	(644)
Corporate	(4,826)	(4,643)
Eliminations	(175)	(136)

Operating income	8,807	10,548
Equity in earnings of Del-Tin Fiber[2]	—	1,084
Interest income	2	3
Interest and other debt expense, net of capitalized interest	(1,175)	(1,030)
Other income/(expense)	61	(20)

	$7,695	10,585

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,803	1,292
Manufacturing[2]	2,937	1,250
Real Estate	83	85
Corporate	20	24

	$4,843	2,651

Capital expenditures
Woodlands	$108,044	10,279
Manufacturing[2]	1,424	2,788
Real Estate	298	342
Corporate	3	4

	$109,769	13,413

[1]	Primarily intersegment sales of timber from Woodlands to Manufacturing.
[2]	Del-Tin Fiber became a consolidated subsidiary, reported in the Manufacturing segment, upon acquisition of a controlling interest of its ownership effective April 1, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $4.9 million for the first quarter of 2014, compared to $6.8 million for the first quarter of 2013. The decrease was primarily due to lower operating income for the Manufacturing segment, which reported operating income of $8.3 million, a decrease of $3 million when compared to the first quarter of 2013. This reduction was mainly the result of slowed residential home construction activity throughout much of the United States that resulted in lower sales volumes and average sales prices for wood products. Deltic’s management believes persistent winter weather conditions played a large role in this decrease in construction. The decrease in operating income for the Manufacturing segment was partially offset by improvements in operating income for the Woodlands and Real Estate segments. The Woodlands segment provided $5.3 million in operating income in the current-year quarter, $.7 million more than in the same period a year ago. The Real Estate segment’s operating income was $.2 million, a $.9 million improvement from the first quarter of 2013, due to an increase in the number of residential lots sold. Corporate segment operating expense was $4.8 million in the first quarter of 2014, a $.2 million increase from the corresponding period of 2013.

Deltic is a vertically integrated natural resources company operating in a commodity-based business environment that is engaged in the growing and harvesting of timber, and the manufacture and marketing of lumber and medium density fiberboard (“MDF”), with a major diversification in real estate development. The Company’s operations and financial results are affected by a number of factors which include, but are not limited to, general economic conditions, U.S. employment levels, interest rates, credit availability and associated costs, imports of lumber and MDF, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, natural gas pricing and weather conditions. Residential construction activity slowed somewhat in the first quarter of 2014, due to harsh winter weather conditions experienced in the United States and market slowdown. Home builders believe that the low inventories of homes for sale indicates possible pent-up demand for houses once the weather has allowed home construction activity to increase. As with most commodity markets, and given Deltic’s relative size, the Company maintains little or no influence over the market’s pricing levels or demand for its wood products. However, Deltic’s management will continue to use its vertical integration strategy, diversity of assets, and the ability to quickly adapt production levels to capture market opportunities being created by the housing recovery.

The Woodlands segment serves as the foundation of Deltic’s vertically integrated strategy, supplying a significant percentage of the Manufacturing segment’s raw material stumpage needs. The pine sawtimber harvest in the first quarter of 2014 was 209,548 tons, a 16 percent increase from the 181,069 tons harvested in the first quarter of 2013, due to timing of the tracts harvested. The timing, combined with the mix of sawtimber on those tracts, allowed the Company to accelerate the annual harvest in the current quarter. The average per-ton sales price for pine sawtimber was $24, compared to $23 per ton received in 2013’s first quarter. The pine pulpwood harvest volume for the first quarter of 2014 was 109,009 tons, an 11,999 ton increase from the first quarter of 2013, while the average per-ton sales price decreased $1 to $8 per ton. The increase in pine pulpwood harvested was mainly due to the mix of inventory growing on the tracts harvested. During the current year’s first quarter, the Company sold 160 acres of non-strategic recreational-use bottomland, at an average sales price of $1,000 per acre versus 288 acres at $1,800 per acre in 2013’s first quarter. However, during the first quarter of 2014, Deltic acquired approximately 64,500 acres of pine timberland within its current operating regions.

The Woodlands segment’s operating results include other benefits derived from land ownership, such as revenues from hunting leases, mineral lease rentals, mineral royalties, and land easements. Hunting lease revenues were $.6 million in the first quarter of both 2014 and 2013. Oil and gas lease rental income was $.4 million in the first quarter of both 2014 and 2013. Oil and gas royalty payments received, primarily from wells in the Fayetteville Shale Play, totaled $1.1 million in the first quarter of 2014, compared to the $.9 million received in the first quarter a year ago. The increase was due to higher production volumes of natural gas, due to an increase in the number of producing wells, combined with higher sales prices received for natural gas produced. The ultimate benefit to Deltic from mineral leases remains speculative and unknown to the Company and is contingent on the successful completion of producing wells on Company lands and the prices received for crude oil and natural gas.

The Manufacturing segment produces both dimension lumber and MDF. The Company sold 64.3 million board feet of lumber in the first quarter of 2014, a decrease of 6.8 million board feet when compared to 71.1 million board feet sold in the same period of 2013. The ten percent decrease in sales volume was mainly due to reduced construction activity caused by harsh winter weather conditions during the first quarter of 2014. The average lumber sales price received in the current quarter of $378 per thousand board feet was a $24 per thousand board feet, or six percent, decrease from the same period of 2013. The segment also sold 28.5 million square feet of MDF in the first quarter of 2014. The average sales price for MDF during the first quarter of 2014 was $577 per thousand square feet sold. During the same quarter of 2013, while the plant was still a joint venture, the sales volume of MDF was 29.1 million square feet and the average sales price was $573 per thousand square feet. Because of the historical volatility in the lumber and MDF markets, Deltic closely monitors market conditions and plans to react quickly to adjust production levels to meet changes in demand.

The Real Estate segment sold 23 residential lots during the first quarter of 2014, with an average per-lot sales price of $88,900, compared to sales of 12 lots with an average per-lot sales price of $74,400 in 2013’s first quarter. The majority of the lots sold in the first quarter of 2014 were the result of the lots put under contract in a new neighborhood in Chenal Valley when it was offered for sale in the fourth quarter of 2013. The increase in the per-lot sales price was due to the mix of lots sold. No commercial acreage sales occurred in either the first quarter of 2014 or 2013. The commercial real estate acreage within Chenal Valley continues to receive interest from potential buyers, especially, property located near “The Promenade at Chenal,” an upscale shopping center that includes internationally branded retailers, and property located adjacent to St. Vincent West, a medical center that recently opened. However, due to the unpredictable nature of commercial real estate sales activity, the Company cannot anticipate the timing of closing for any commercial real estate transaction.

Effective in the second quarter of 2013, as a result of the acquisition of the remaining ownership of the Del-Tin Fiber facility, financial results of Del-Tin Fiber were included in Deltic’s Manufacturing segment. Prior to this, the results were accounted for under the equity method. Therefore, no equity in earnings was reported in the first quarter of 2014, while for the first quarter of 2013, the Company reported $1.1 million in equity earnings. (For additional information, refer to Note 4 to the Consolidated Financial Statements.)

In March 2014, Deltic successfully completed a 64,443-acre acquisition of timberland in the Company’s Ola Woodlands Region that will be strategically beneficial to its operations there, as the pine sawtimber harvested from this land will be processed into lumber in the Company’s Ola Sawmill. The acreage is contiguous, which is highly desirable to efficiently manage it and was previously under management by Forest Investment Associates. It is highly complementary to the other Deltic timberland in the Ola Region, and is located only 35 miles from the Ola Sawmill. The timber growing on this acreage was essentially all pine, with approximately 65 percent in the pine sawtimber class, and consisted primarily of pine plantations, with a good distribution, ranging from newly planted stands to mature tracts of 31 plus year old. (For additional information, refer to Note 5 to the Consolidated Financial Statements.)

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended March 31, 2014 and 2013. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended March 31,
(Millions of dollars, except per share amounts)	2014	2013
Net sales
Woodlands	$10.4	9.3
Manufacturing	46.5	34.1
Real Estate	3.5	2.3
Eliminations	(5.0)	(4.2)

Net sales	$55.4	41.5

Operating income/(loss)
Woodlands	$5.3	4.6
Manufacturing	8.3	11.3
Real Estate	.2	(.7)
Corporate	(4.8)	(4.6)
Eliminations	(.2)	(.1)

Operating income	8.8	10.5
Equity in earnings of Del-Tin Fiber[1]	—	1.1
Interest and other debt expense	(1.2)	(1.0)
Other income	.1	—
Income taxes	(2.8)	(3.8)

Net income	$4.9	6.8

Earnings per common share
Basic and assuming dilution	$.39	.53

[1]

For the first quarter of 2014, Del-Tin Fiber’s results were consolidated into the Manufacturing segment, while during the first quarter of 2013, results from Del-Tin Fiber were reported in equity in earnings of Del-Tin Fiber.

Consolidated

Net income for the first quarter of 2014 was $4.9 million, a $1.9 million decrease from the first quarter of 2013. Lower financial results from the Manufacturing segment, combined with increased Corporate general and administrative expenses, were partially offset by improved financial results for the Woodlands and Real Estate segments. Income tax expense was less due to lower pretax income.

Operating income decreased $1.7 million from the first quarter of 2013. The Woodlands segment’s operating income was $.7 million more than the prior year due to a higher volume of pine sawtimber harvested; an increase in net oil and gas royalty revenue; and lower replanting expense on fee timberlands; partially offset by a lower margin on timberland sold, due to fewer acres sold, and a higher cost of fee timber harvested. The Manufacturing segment’s operating income decreased by $3 million in the current quarter, due to reduced lumber sales volumes and prices, partially offset by the inclusion of the MDF plant’s operating income in the current-year first quarter. The Real Estate segment results increased $.9 million due to the increase in the number of residential lots sold from the prior year. Corporate expense was $.2 million higher in the current quarter, due to increased general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended March 31,
	2014	2013
Net sales (millions of dollars)
Pine sawtimber	$4.9	4.1
Pine pulpwood	.9	.9
Hardwood sawtimber	.1	—
Hardwood pulpwood	.3	.2
Oil and gas lease rentals	.4	.4
Oil and gas royalties	1.1	.9
Hunting leases	.6	.6
Hauling to other mills	1.8	1.6

Sales volume (thousands of tons)
Pine sawtimber	209.5	181.1
Pine pulpwood	109.0	97.0
Hardwood sawtimber	1.7	.9
Hardwood pulpwood	17.5	14.6

Sales price (per ton)
Pine sawtimber	$24	23
Pine pulpwood	8	9
Hardwood sawtimber	43	39
Hardwood pulpwood	16	12

Timberland
Net sales (millions of dollars)	$.2	.5
Sales volume (acres)	160	288
Sales price (per acre)	$962	1,806

Net sales increased $1.1 million when compared to the 2013 first quarter. Pine sawtimber sales were higher by $.8 million due to a 16 percent increase in harvest volume and a 4 percent higher average stumpage price. Revenues from sales of non-strategic timberland were $.3 million less, due to decreases in the average sales price per acre and the number of acres sold. Oil and gas royalty revenue increased $.2 million from the amount reported in the first quarter of 2013 due to higher natural gas prices and volume of gas produced. Operating income was $.7 million more than in the 2013 first quarter, due to the same factors affecting net sales, combined with lower expense for replanting fee timberland, but were partially offset by a higher cost of fee timber harvested.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Quarter Ended March 31,
	2014	2013
Net sales (millions of dollars)
Lumber	$24.3	28.6
Residual by-products[1]	2.7	4.3
Medium density fiberboard (“MDF”)[2]	16.4	N/A
Freight	1.2	1.2

Lumber
Finished production (MMBF)	66.6	70.4
Sales volume (MMBF)	64.3	71.1
Sales price (per MBF)	$378	402

MDF (3/4 inch basis)[2]
Finished production (MMSF)[2]	30.5	N/A
Sales volume (MMSF)[2]	28.5	N/A
Sales price (per MSF)[2]	$577	N/A

[1]	Intrasegment residual sales have been eliminated in 2014.
[2]	Deltic acquired the remaining ownership of Del-Tin Fiber from its joint venture partner on April 1, 2013. Prior to the acquisition Del-Tin Fiber was treated as an equity investment.

Since April 2013, the operating results of Del-Tin Fiber have been consolidated into the Manufacturing segment. Net sales increased $12.4 million over the first quarter of 2013, primarily due to the inclusion of $18.3 million in sales of MDF and related freight revenues in 2014. This increase was partially offset by lower lumber and residual sales revenues of $5.9 million. The average lumber sales price in the first quarter of 2014 decreased $24 per MBF, or six percent, from the average sales price in the first quarter of 2013. The sales volume in the first quarter of 2014 was ten percent lower, as the Company reduced production to match market demand. The average sales price of MDF in 2014 increased by $4 per MSF, to $577 per MSF, while the sales volume decreased by .6 MMSF due primarily to disruptions in some shipping lanes resulting from winter weather conditions. Operating income for the Manufacturing segment was $3 million less in the 2014 period, due to the same items affecting net sales.

As a result of the acquisition of Del-Tin Fiber, selected information below has been included for comparative purposes which represents results for Del-Tin Fiber for the three months ended March 31, 2013.

2013
MDF (3/4 inch basis)*
Net sales (millions of dollars)	$16.7
Finished production (MMSF)	30.3
Sales volume (MMSF)	29.1
Sales price (per MSF)	$573

*	Information presented for 2013 represents the totals for the Del-Tin Fiber joint venture of which the first three months were previously presented as information for an equity investment.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended March 31,
	2014	2013
Net sales (millions of dollars)
Residential lots	$2.0	.9
Chenal Country Club	1.3	1.3

Sales volume
Residential lots	23	12

Average sales price (thousands of dollars)
Residential lots	$89	74

Net sales for the first quarter of 2014 were $1.2 million higher, due to an increase in the number of residential lots sold and higher average sales price per lot sold. The improved operating income in the first quarter 2014 was due to the increase in the number of residential lots sold and to reduced operating expenses.

Corporate

The $.2 million increase in operating expense for Corporate functions was due to higher general and administrative expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment increased $.8 million, to $5 million for 2014’s first quarter. During the first quarter of 2014, Deltic transferred an increased volume of fee timber to its sawmills, at a slightly higher per-ton transfer price. Transfer prices reflect that of the market. Intercompany sales elimination exceeded the intercompany cost elimination by $.2 million as the percentage of intercompany fee timber in inventory at the Company’s sawmills increased during the current period.

Income Taxes

The effective income tax rate was 36 percent for the first quarter of both 2014 and 2013.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $3.7 million for the first three months of 2014 compared to $9 million in 2013. Cash from operations and borrowings on the revolving credit facility provided the cash needed to fund timberland acquisitions and capital expenditures during the period ended March 31, 2014. Changes in operating working capital, other than cash and cash equivalents, required cash of $7 million and $.4 million in 2014 and 2013, respectively. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $109.2 million in the current-year period and $12 million a year ago. The increase was mainly due to a significant timberland acquisition in the first quarter of 2014. Capital expenditures by segment consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2014	2013
Woodlands, including land exchanges	$108,044	10,279
Manufacturing	1,424	2,788
Real Estate, including development expenditures	298	342
Corporate	3	4

Capital expenditures	109,769	13,413
Non-cash land exchanges and accrued liabilities	(546)	(1,389)

Capital expenditures requiring cash	$109,223	12,024

The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations used cash of $.4 million in 2014 and $.9 million in 2013. The Company advanced Del-Tin Fiber $1 million in the first quarter of 2013, and received repayments of $.7 million, which was during the period that it was a joint venture. Funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, increased $.1 million in 2014 versus no change in 2013. Deltic received proceeds from other investing activities of $.1 million in 2014 and $.2 million in 2013. Deltic had $109 million in net borrowings in 2014 versus $12 million in 2013. Deltic paid dividends on common stock of $1.3 million in 2014 and 2013. Proceeds from stock option exercises and related tax benefits were $.2 million in 2014 and $.9 million in 2013.

Financial Condition

Working capital totaled $14 million at March 31, 2014, and $5.5 million at December 31, 2013. Deltic’s working capital ratio at March 31, 2014 was 1.66 to 1, compared to 1.25 to 1 at the end of 2013. Cash and cash equivalents at the end of the first quarter of 2014 increased $2.1 million from December 31, 2013. Deltic’s long-term debt to stockholders’ equity ratio was .735 to 1 at March 31, 2014 and .338 to 1 at December 31, 2013.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $340 million, and includes an option to request an increase in the amount of aggregate revolving commitments by $50 million. As of March 31, 2014, there was $130 million outstanding in borrowings on the credit facility, leaving $210 million available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Notes 9 and 10 to the consolidated financial statements included in the Company’s 2013 annual report on Form 10-K.)

The table below sets forth the most restrictive ratio of covenants in the credit facility and Senior Notes Payable and status with respect to these covenants as of March 31, 2014 and December 31, 2013.

	Covenants Requirements		Actual Ratios at March 31, 2014	Actual Ratios at Dec. 31, 2013
Leverage ratio should be less than:[1]	.60 to 1		.424 to 1	.254 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	91.03%	48.24%

Fixed charge coverage ratio should be greater than:[3]	2.50 to 1		9.62 to 1	10.04 to 1

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of March 31, 2014, the Company had expended $16.8 million under this program, with the purchase of 406,694 shares at an average cost of $41.23 per share; no shares have been purchased in 2014. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover all eligible employees, excluding employees of the subsidiaries. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans for all of its eligible retired employees, excluding employees of the subsidiaries. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 16 to the consolidated financial statements included in the Company’s 2013 annual report on Form 10-K.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2014	2015 to 2016	2017 to 2018	After 2018
Contractual cash payment obligations
Woodlands committed capital costs	$.1	.1	—	—	—
Real estate development committed capital costs	10.9	8.2	1.8	.9	—
Manufacturing committed capital costs	5.5	5.5	—	—	—
Long-term debt	199.0	—	40.0	130.0	29.0
Interest on debt*	16.5	4.0	9.0	2.8	.7
Retirement plans	3.9	1.3	.6	.4	1.6
Other postretirement benefits	4.9	.3	.8	.8	3.0
Unrecognized tax benefits	1.2	1.2	—	—	—
Other liabilities	3.9	2.0	1.9	—	—

	$245.9	22.6	54.1	134.9	34.3

Other commercial commitment expirations
Timber cutting agreements	$1.1	.9	.2	—	—
Letters of credit	.6	—	.4	.2	—

	$1.7	.9	.6	.2	—

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2013 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 1 to the consolidated financial statements.)

Outlook

Pine sawtimber harvest levels are expected to be 155,000 to 165,000 tons in the second quarter of 2014 and 575,000 to 625,000 tons for the year. Finished lumber sales volumes are estimated at 65 to 75 million board feet for the second quarter of 2014 and 270 to 290 million board feet for the year. MDF sales volumes for the second quarter and year of 2014 are estimated to be 25 to 35 million square feet and 110 to 130 million square feet, respectively. Actual lumber and MDF sales volumes are subject to market conditions, as impacted by the level of residential home construction and remodeling activity. Residential lot sales are projected to be 8 to 12 lots and 60 to 80 lots for the second quarter of 2014, and the year, respectively. Even though commercial acreage in Chenal Valley has received interest from potential buyers, it is difficult to anticipate future closings due to the volatile nature of commercial real estate transactions and the significant number of factors related to any sale.

Certain statements contained in this report that are not historical in nature constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “may,” “will,” “believes,” “should,” “approximately,” “anticipates,” “intends,” “plans,” “estimates,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements reflect the Company’s current expectations and involve certain risks and uncertainties, including those disclosed elsewhere in this report; therefore, actual results could differ materially from those included in such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Item 7A of Part II of its 2013 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

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

Based on their evaluation as of March 31, 2014, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Deltic’s management, with the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and have concluded that there was no change to Deltic’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect Deltic’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2013 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
Jan. 1 through
Jan. 31, 2014	—		—	—	$18,230,681

Feb. 1 through
Feb. 28, 2014	115	[2]	$64.06	—	$18,230,681

Mar. 1 through
Mar. 31, 2014	—		—	—	$18,230,681

[1]

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. In December 2007, this plan was expanded by $25 million. There is no stated expiration date regarding this authorization.

[2]	Represents shares withheld to pay taxes in connection with vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit

10.27	Asset purchase and sale agreement by and among Hawthorn Timberlands, LLC, Deltic Timber Corporation, and First American Title Insurance Company, dated March 6, 2014, filed herewith.

10.28	Asset purchase and sale agreement by and among Keystone Forest Investments, LLC, Deltic Timber Corporation, and First American Title Insurance Company, dated March 6, 2014, filed herewith.

10.29	Asset purchase and sale agreement by and among Sustainable Growth, LLC, Deltic Timber Corporation, and First American Title Insurance Company, dated March 6, 2014, filed herewith.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date: May 2, 2014	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date: May 2, 2014	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date: May 2, 2014	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)