Form 10-Q
period 2014-06-30
DELTIC TIMBER CORP
filed 2014-08-01
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of Common Stock, $.01 Par Value, outstanding at July 23, 2014, was 12,579,950.

TABLE OF CONTENTS – SECOND QUARTER 2014 FORM 10-Q REPORT

			Page Number

		PART I – Financial Information

Item	1.	Financial Statements	1

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item	4.	Controls and Procedures	34
		PART II – Other Information

Item	1.	Legal Proceedings	35

Item	1A.	Risk Factors	35

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item	3.	Defaults Upon Senior Securities	35

Item	4.	Mine Safety Disclosures	35

Item	5.	Other Information	35

Item	6.	Exhibits	36

Signatures			37

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Thousands of dollars)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$8,115	4,374
Trade accounts receivable, net of allowance for doubtful accounts of $132 and $172, respectively	11,176	7,331
Inventories	12,689	12,439
Prepaid expenses and other current assets	3,030	3,155

Total current assets	35,010	27,299

Investment in real estate held for development and sale	56,454	57,953
Timber and timberlands – net	365,977	248,833
Property, plant, and equipment – net	73,012	75,259
Deferred charges and other assets	1,822	2,000

Total assets	$532,275	411,344

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$5,749	8,198
Accrued taxes other than income taxes	2,943	2,210
Income taxes payable	653	1,077
Deferred revenues and other accrued liabilities	10,606	10,330

Total current liabilities	19,951	21,815

Long-term debt	210,000	90,000
Deferred tax liabilities – net	6,677	7,514
Other noncurrent liabilities	25,164	25,743
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock—$.01 par, authorized
20,000,000 shares, none issued	—	—
Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	84,971	84,796
Retained earnings	196,125	189,720
Treasury stock	(8,143)	(5,693)
Accumulated other comprehensive loss	(2,598)	(2,679)

Total stockholders’ equity	270,483	266,272

Total liabilities and stockholders’ equity	$532,275	411,344

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$58,605	53,247	113,984	94,810

Costs and expenses
Cost of sales	39,529	34,444	76,135	57,972
Depreciation, amortization, and cost of fee timber harvested	4,621	4,155	9,464	6,806
General and administrative expenses	4,721	4,454	9,844	9,374

Total costs and expenses	48,871	43,053	95,443	74,152
Gain on involuntary conversion	—	797	—	881

Operating income	9,734	10,991	18,541	21,539

Equity in earnings of Del-Tin Fiber	—	—	—	1,084
Interest income	1	5	3	8
Interest and other debt expense, net of capitalized interest	(1,560)	(1,291)	(2,735)	(2,321)
Gain on bargain purchase	—	3,285	—	3,285
Other income/(expense)	(18)	3,245	43	3,225

Income before income taxes	8,157	16,235	15,852	26,820

Income tax expense	(2,859)	(4,967)	(5,643)	(8,778)

Net income	$5,298	11,268	10,209	18,042

Earnings per common share
Basic	$.42	.89	.80	1.42
Assuming dilution	$.42	.88	.80	1.42

Dividends per common share
Paid	$.10	.10	.20	.20
Declared	$.20	.20	.30	.30

Weighted average common shares outstanding (thousands)
Basic	12,545	12,583	12,551	12,573
Assuming dilution	12,591	12,628	12,603	12,627

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2014	2013
Net income	$10,209	18,042

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income (net of tax):
Amortization of prior service cost	3	2
Amortization of actuarial loss	139	284
Amortization of plan amendment	(61)	(60)

Other comprehensive income	81	226

Comprehensive income	$10,290	18,268

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$10,209	18,042
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	9,464	6,806
Deferred income taxes	(1,207)	1,318
Real estate development expenditures	(512)	(293)
Real estate costs recovered upon sale	1,732	1,517
Timberland costs recovered upon sale	174	676
Equity in earnings of Del-Tin Fiber	—	(1,084)
Gain on previously held equity interest	—	(3,165)
Gain on bargain purchase	—	(3,285)
Stock-based compensation expense	1,606	1,375
Net increase in liabilities for pension and other postretirement benefits	481	907
Net decrease in deferred compensation for stock-based liabilities	(583)	(706)
Increase in operating working capital other than cash and cash equivalents	(6,658)	(425)
Other changes in assets and liabilities	133	(1,391)

Net cash provided by operating activities	14,839	20,292

Investing activities
Capital expenditures requiring cash, excluding real estate development	(6,231)	(11,202)
Timberland acquisition expenditures requiring cash	(118,106)	(8,596)
Business acquisition, net of cash acquired	—	(5,170)
Net change in purchased stumpage inventory	(588)	(1,736)
Advances to Del-Tin Fiber (prior to acquisition)	—	(1,025)
Repayments from Del-Tin Fiber (prior to acquisition)	—	781
Net change in funds held by trustee	—	(14)
Other – net	275	1,204

Net cash required by investing activities	(124,650)	(25,758)

Financing activities
Proceeds from borrowings	120,000	12,000
Repayments of notes payable and long-term debt	—	(4,000)
Treasury stock purchases	(3,790)	(10)
Common stock dividends paid	(2,539)	(2,542)
Proceeds from stock option exercises	59	750
Excess tax benefits from stock-based compensation expense	143	407
Other – net	(321)	(973)

Net cash provided by financing activities	113,552	5,632

Net increase in cash and cash equivalents	3,741	166
Cash and cash equivalents at January 1	4,374	5,613

Cash and cash equivalents at June 30	$8,115	5,779

Some 2013 amounts have been revised to conform to the 2014 presentation.

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2014	2013
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2014 and 2013	128	128

Capital in excess of par value
Balance at beginning of period	84,796	82,597
Exercise of stock options	8	124
Stock-based compensation expense	1,606	1,375
Restricted stock awards	(1,290)	(935)
Tax effect of stock awards	(149)	172
Restricted stock forfeitures	—	41

Balance at end of period	84,971	83,374

Retained earnings
Balance at beginning of period	189,720	168,608
Net income	10,209	18,042
Common stock dividends declared	(3,804)	(3,813)

Balance at end of period	196,125	182,837

Treasury stock
Balance at beginning of period – 134,609 and 141,974 shares, respectively	(5,693)	(5,000)
Shares purchased – 63,366 and 134 shares, respectively	(3,790)	(10)
Forfeited restricted stock – none and 570 shares, respectively	—	(41)
Shares issued for incentive plans – 30,106 and 43,998 shares, respectively	1,340	1,561

Balance at end of period – 167,869 and 98,680 shares, respectively	(8,143)	(3,490)

Accumulated other comprehensive loss
Balance at beginning of period	(2,679)	(14,103)
Change in other comprehensive income, net of tax	81	226

Balance at end of period	(2,598)	(13,877)

Total stockholders’ equity	$270,483	248,972

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

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of June 30, 2014, and the results of its operations and cash flows for the three months and six months ended June 30, 2014 and 2013. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Recently Issued Authoritative Accounting Pronouncements and Guidance

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating what effect ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)		June 30, 2014	Dec. 31, 2013
Raw materials	- Logs	$1,390	1,612
	- Del-Tin – wood fiber	413	440
Finished goods	- Lumber	4,714	4,145
	- Medium density fiberboard (“MDF”)	2,888	3,110
	- MDF consigned to others	725	708
Supplies		2,559	2,424

		$12,689	12,439

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2014	Dec. 31, 2013
Short-term deferred tax assets	$1,926	1,901
Prepaid expenses	560	692
Other current assets	544	562

	$3,030	3,155

Note 4 – Business Combinations

On April 1, 2013, the Company acquired the remaining 50 percent membership interest of Del-Tin Fiber, L.L.C. (“Del-Tin Fiber”). Del-Tin Fiber was an existing joint venture that operates an MDF manufacturing facility in El Dorado, Arkansas. With this acquisition, Deltic obtained complete ownership of the membership interest of Del-Tin Fiber. As a result, Deltic began treating Del-Tin Fiber as a consolidated subsidiary of the Company as of the acquisition date. Prior to the acquisition, the Company reported Del-Tin Fiber as an equity method investment. The results of Del-Tin Fiber’s operations have been included in the consolidated financial statements subsequent to the acquisition date and were included in the Company’s Manufacturing segment.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Business Combinations (cont.)

The following unaudited supplemental pro forma financial information for the six months ended June 30, 2013 represents the results of operations of Deltic Timber Corporation as if the Del-Tin Fiber acquisition had occurred on January 1, 2013. This information is based on historical results of operations, adjusted for certain acquisition accounting adjustments, and does not purport to represent Deltic’s actual results of operation as if the acquisition transaction described above would have occurred as of January 1, 2013 nor is it necessarily indicative of future results.

(Thousands of dollars, except per share amounts)	Six Months Ended June 30, 2013
Net sales	$112,376
Net income	13,262
Basic earnings per common share	1.05
Diluted earnings per common share	1.05

For additional information concerning the acquisition of Del-Tin Fiber, see Note 4 of the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2014	Dec. 31, 2013
Purchased stumpage inventory	$2,976	2,388
Timberlands	162,333	102,609
Fee timber	313,985	253,768
Logging facilities	2,632	2,628

	481,926	361,393
Less accumulated cost of fee timber harvested and facilities depreciation	(116,271)	(113,056)

Strategic timber and timberlands	365,655	248,337
Non-strategic timber and timberlands	322	496

	$365,977	248,833

During the three months and six months ended June 30, 2014, Deltic acquired approximately 7,600 acres and 71,800 acres, respectively of timberlands located in the Company’s current operating area. Cash payments for timberland acquisition expenditures totaled $11,479,000 and $118,106,000 in the three months and six months ended June 30, 2014, respectively. Deltic invests in and holds strategic fee timber as a productive asset, and any expenditure to acquire such timber and timberlands is an investing activity on the Company’s Consolidated Statements of Cash Flows.

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

not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines that they are either smaller tracts of pine timberlands that cannot be strategically managed or tracts of hardwood bottomland that cannot be converted into pine-growing acreage, they will be sold. As of June 30, 2014, approximately 655 acres of these lands were available for sale. Included in the Woodlands operating income were gains from sales of non-strategic timberland of $221,000 and $980,000 for the three months ended June 30, 2014, and 2013, respectively, and $293,000 and $1,358,000 for the six months ended June 30, 2014 and 2013, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2014	Dec. 31, 2013
Land	$947	947
Land improvements	9,016	8,835
Buildings and structures	22,818	22,599
Machinery and equipment	148,964	145,741

	181,745	178,122
Less accumulated depreciation	(108,733)	(102,863)

	$73,012	75,259

Note 7 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2014	Dec. 31, 2013
Deferred revenues – current	$4,417	3,697
Dividend payable	1,265	—
Vacation accrual	1,381	1,290
Deferred compensation	1,558	3,442
All other current liabilities	1,985	1,901

	$10,606	10,330

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2014	Dec. 31, 2013
Accumulated postretirement benefit obligation	$10,679	10,391
Excess retirement plan	4,675	4,457
Accrued pension liability	6,146	6,383
Deferred revenue – long-term portion	474	649
Uncertain tax positions liability	1,185	1,185
Other noncurrent liabilities	2,005	2,678

	$25,164	25,743

Note 9 – Income Taxes

The Company’s effective tax rate for the three months and six months ended June 30, 2014, was 35 percent and 36 percent, respectively. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the six months ended June 30, 2014, the Company recognized $93,000 in interest expense from these items. The Company had approximately $750,000 accrued in deferred revenues and other accrued liabilities for interest and penalties at June 30, 2014. If the Company were to prevail on all unrecognized tax benefits recorded on the balance sheet, approximately $776,000 would benefit the effective rate. The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2010.

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2014	2013	2014	2013
Funded qualified retirement plan
Service cost	$369	387	738	774
Interest cost	459	389	919	778
Expected return on plan assets	(572)	(473)	(1,145)	(946)
Amortization of prior service cost	4	4	9	9
Recognized actuarial loss	41	213	82	426

Net retirement expense	$301	520	603	1,041

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Employee and Retiree Benefit Plans (cont.)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2014	2013	2014	2013
Unfunded nonqualified retirement plan
Service cost	$75	36	151	72
Interest cost	93	48	186	96
Amortization of prior service cost	(2)	(3)	(4)	(6)
Recognized actuarial loss	74	19	147	38

Net retirement expense	$240	100	480	200

Other postretirement benefits
Service cost	$105	112	210	225
Interest cost	124	108	248	216
Recognized actuarial loss	—	2	—	4
Amortization of plan amendment	(50)	(49)	(100)	(99)

Net other postretirement benefits expense	$179	173	358	346

The Company made contributions to its qualified plan of $750,000 during the first six months of 2014, and expects to continue to fund the plan at the same level over the remainder of 2014. The expected long-term rate of return on pension plan assets is 7.50 percent.

Note 11 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component for the six months ended June 30, 2014 and 2013:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
AOCL at January 1, 2014	$(2,410)	(482)	213	(2,679)
Amounts reclassified from AOCL	55	87	(61)	81

Net current period other comprehensive income	55	87	(61)	81

AOCL at June 30, 2014	$(2,355)	(395)	152	(2,598)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Other Comprehensive Income Disclosures (cont.)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
AOCL at January 1, 2013	$(9,552)	(3,380)	(1,171)	(14,103)
Amounts reclassified from AOCL	265	19	(58)	226

Net current period other comprehensive income	265	19	(58)	226

AOCL at June 30, 2013	$(9,287)	(3,361)	(1,229)	(13,877)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components:

	Six Months Ended June 30, 2014
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
Amortization of prior service costs	$9	(4)	—	5
Amortization of actuarial losses	82	147	—	229
Amortization of plan amendment	—	—	(100)	(100)

Total before tax	91	143	(100)	134
Income tax benefit/(expense)	(36)	(56)	39	(53)

Total reclassifications – net of tax	$55	87	(61)	81

	Six Months Ended June 30, 2013
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
Amortization of prior service costs	$9	(6)	—	3
Amortization of actuarial losses	426	38	4	468
Amortization of plan amendment	—	—	(99)	(99)

Total before tax	435	32	(95)	372
Income tax benefit/(expense)	(170)	(13)	37	(146)

Total reclassifications – net of tax	$265	19	(58)	226

Amounts in parentheses indicate expenses. These items are included in the computation of net periodic retirement and postretirement costs. See Note 10 – Employee and Retiree Benefit Plans.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Other Comprehensive Income Disclosures (cont.)

Tax Effects by Component

	Six Months Ended June 30, 2014
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Amortization of prior service costs	$5	(2)	3
Amortization of actuarial losses	229	(90)	139
Amortization of plan amendment	(100)	39	(61)

	$134	(53)	81

	Six Months Ended June 30, 2013
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Amortization of prior service costs	$3	(1)	2
Amortization of actuarial losses	468	(184)	284
Amortization of plan amendment	(99)	39	(60)

	$372	(146)	226

Note 12 – Stock-Based Compensation

The Consolidated Statements of Income for the three months ended June 30, 2014 and 2013, included $804,000 and $711,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the six months ended June 30, 2014 and 2013, the amounts were $1,606,000 and $1,375,000, respectively.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Stock Options – A summary of stock options as of June 30, 2014, and changes during the six-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2014	131,456	$59.64

Granted	26,611	63.35
Exercised	(1,194)	49.40
Expired	(460)	36.61

Outstanding at June 30, 2014	156,413	$60.42	6.5	$613

Exercisable at June 30, 2014	92,212	$56.19	5.1	$613

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2014, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of June 30, 2014, there was $1,272,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of June 30, 2014, and changes during the six-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2014	79,591	$62.31

Granted	24,951	63.30
Vested	(19,132)	44.84

Nonvested at June 30, 2014	85,410	$66.51

As of June 30, 2014, there was $3,166,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.2 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Performance Units – A summary of nonvested restricted stock performance units as of June 30, 2014, and changes during the six months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2014	52,625	$80.87

Granted	16,613	80.70
Units not meeting vesting conditions	(12,652)	58.66

Nonvested at June 30, 2014	56,586	$85.78

As of June 30, 2014, there was $2,695,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at June 30, 2014, are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	June 30,	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2014	Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$1,432	1,432	—	—

Long-term debt, including current liabilities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

The following table presents the carrying amounts and estimated fair values of financial instruments at June 30, 2014 and 2013. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	June 30, 2014		June 30, 2013
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$210,000	214,300	100,000	104,155

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share amounts)	2014	2013	2014	2013
Net earnings allocated to common stock	$5,239	11,151	10,098	17,858
Net earnings allocated to participating securities	59	117	111	184

Net income allocated to common stock and participating securities	$5,298	11,268	10,209	18,042

Weighted average number of common shares used in basic EPS	12,545	12,583	12,551	12,573
Effect of dilutive stock awards	46	45	52	54

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,591	12,628	12,603	12,627

Earnings per common share
Basic	$.42	.89	.80	1.42
Assuming dilution	$.42	.88	.80	1.42

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

The following table provides information about potentially dilutive securities that were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive, or in the case of the restricted performance shares, did not meet the metrics established for awarding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options	103,119	50,197	103,119	50,197
Restricted performance shares	56,586	52,625	56,586	52,625

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Six Months Ended June 30,
(Thousands of dollars)	2014	2013
Income taxes paid in cash	$7,021	6,268
Interest paid	2,012	1,641
Interest capitalized	(49)	(17)

Non-cash investing and financing activities excluded from the Consolidated Statement of Cash Flows include:

	Six Months Ended June 30,
(Thousands of dollars)	2014	2013
Issuance of restricted stock	$1,290	935
Capital expenditures accrued, not paid	287	546
Fair value of Del-Tin Fiber net assets acquired	—	19,241

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2014	2013
Trade accounts receivable	$(3,845)	(3,289)
Other receivables	13	8
Inventories	(250)	(1,710)
Prepaid expenses and other current assets	163	(200)
Trade accounts payable	(2,162)	2,480
Accrued taxes other than income taxes	734	990
Deferred revenues and other accrued liabilities	(1,311)	1,296

	$(6,658)	(425)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2014	2013	2014	2013
Net sales
Woodlands	$10,097	9,401	20,499	18,774
Manufacturing[2]	49,203	43,700	95,743	77,808
Real Estate	3,585	3,828	7,088	6,157
Eliminations[1]	(4,280)	(3,682)	(9,346)	(7,929)

	$58,605	53,247	113,984	94,810

Income before income taxes
Operating income/(loss)
Woodlands	$5,237	4,871	10,550	9,505
Manufacturing[2]	8,648	10,158	16,990	21,495
Real Estate	266	151	419	(493)
Corporate	(4,447)	(4,180)	(9,273)	(8,823)
Eliminations	30	(9)	(145)	(145)

Operating income	9,734	10,991	18,541	21,539
Equity in earnings of Del-Tin Fiber[2]	—	—	—	1,084
Interest income	1	5	3	8
Interest and other debt expense, net of capitalized interest	(1,560)	(1,291)	(2,735)	(2,321)
Gain on bargain purchase	—	3,285	—	3,285
Other income/(expense)	(18)	3,245	43	3,225

	$8,157	16,235	15,852	26,820

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,482	1,207	3,285	2,499
Manufacturing[2]	3,033	2,837	5,970	4,087
Real Estate	86	87	169	172
Corporate	20	24	40	48

	$4,621	4,155	9,464	6,806

Capital expenditures
Woodlands	$426	407	1,843	2,164
Manufacturing[2]	2,383	6,544	3,807	9,332
Real Estate	473	196	771	538
Corporate	32	3	35	7

	$3,314	7,150	6,456	12,041

Timberland acquisition expenditures	$11,479	74	118,106	8,596

[1]	Primarily intersegment sales of timber from Woodlands to Manufacturing.
[2]	Del-Tin Fiber became a consolidated subsidiary, reported in the Manufacturing segment, upon acquisition of a controlling interest of its ownership effective April 1, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $5.3 million for the second quarter of 2014, compared to $11.2 million for the same period of 2013. The 2013 results included $5.2 million of non-recurring, after-tax gains resulting from the acquisition of the remaining ownership interest of Del-Tin Fiber L.L.C. (“Del-Tin Fiber”), completed in April 2013. The Woodlands segment reported $5.3 million in operating income during the second quarter of 2014, an increase of $.4 million when compared to the second quarter of 2013. The improvement was mainly due to increased revenues from pine sawtimber and pine pulpwood sales and increased oil and gas royalty income, partially offset by a lower margin on timberland sales. The Manufacturing segment reported $8.7 million in operating income, a decrease of $1.5 million from the $10.2 million reported a year ago, as increased raw material and manufacturing costs more than offset the benefit from increased sales volumes. In addition, the Manufacturing segment benefitted from a $.8 million gain from an involuntary conversion of an asset in 2013. The Real Estate segment had operating income of $.2 million in the second quarter of 2014, the same as in the second quarter of 2013. The Corporate segment’s operating expenses were $.2 million higher in the current-year quarter than in the same period a year ago, due primarily to increased general and administrative expenses. Interest expense was $1.5 million in the second quarter of 2014, an increase of $.2 million when compared to the same period of 2013. The increase was the result of borrowings for timberland acquisitions in 2014. Income tax expense decreased $2.1 million in the second quarter of 2014 when compared to 2013’s second quarter primarily because of lower pretax income.

Deltic is a vertically integrated natural resources company operating in a commodity-based business environment that is engaged in the growing and harvesting of timber, and the manufacture and marketing of lumber and medium density fiberboard (“MDF”), with a major diversification in real estate development. The Company’s operations and financial results are affected by a number of factors, which include, but are not limited to, general economic conditions, United States employment levels, interest rates, credit availability and associated costs, imports of lumber and MDF, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, natural gas pricing, and weather conditions. During the second quarter of 2014, harsh winter weather conditions that existed for much of the first quarter subsided, and Deltic benefitted from increased sales volumes for both lumber and MDF. As with most commodity markets, and Deltic’s relative size, the Company has little or no influence over pricing or demand levels for its wood products. Deltic’s management will continue to focus its attention on managing the Company’s diverse asset base, maximize its vertical integration strategy, and at the same time using its size advantage to quickly adjust production levels to capture market-driven opportunities, while working to reduce controllable costs and expenses.

The Woodlands segment is the Company’s core operating segment, with its pine timberlands providing the foundation for Deltic’s vertical integration structure by generally supplying more than half of the Manufacturing segment’s raw material needs. In the second quarter of 2014, the pine sawtimber harvest was 170,737 tons, an increase of 10,840 tons when compared to the 2013 second quarter harvest of 159,897 tons. The average sales price for pine sawtimber was $25 per ton in the second quarter of 2014 versus $22 per ton in the same quarter of 2013. The second quarter of 2014’s pine pulpwood harvest of 123,707 tons was an increase of 42,787 tons, or 53 percent, from the harvest in the second quarter of 2013. The volume increase was largely due to the composition of stumpage on the timberland tracts the Company harvested during the respective quarters and to thinning operations in pine plantations. The average sales price for pine pulpwood was $8 per ton for the second quarter of both years. During the second quarter of 2014, the Company sold 185 acres of non-strategic recreational-use hardwood bottomland at an average sales price of $1,700 per acre, compared to sales of 1,082 acres at an average price of $1,400 per acre for the same period of 2013. In the second quarter of 2014, Deltic acquired approximately 7,600 acres of pine timberland, for a total of approximately 71,800 acres of timberland acquired thus far in 2014. (For additional information, refer to Note 5 to the Consolidated Financial Statements.)

The Woodlands segment’s financial results include other benefits from land ownership, such as revenues from hunting leases, mineral lease rentals, mineral royalties, and land easements. Hunting lease revenues were $.6 million for the second quarters of both 2014 and 2013. In the second quarters of 2014 and 2013, oil and gas lease rental income was $.4 million. Oil and gas royalty receipts, primarily from gas wells in the Fayetteville Shale Play, were $1.3 million in the second quarter of 2014, a $.4 million increase from 2013, primarily due to an increase in natural gas prices. In addition, gas production from new wells drilled continued to offset the decline in production from older wells. The ultimate benefit to Deltic from mineral leases remains speculative and unknown since it is contingent on natural gas and crude oil prices and the successful completion of producing wells drilled on Company lands.

The Manufacturing segment produces both lumber and MDF. The average lumber sales price in the second quarter of 2014 was $393 per thousand board feet, a $6 per thousand board feet lower price when compared to the same period in 2013. The Manufacturing segment sold 65 million board feet of lumber in the second quarter of 2014, an increase of 10 million board feet, or 18 percent, when compared to 55 million board feet sold in the second quarter a year ago. The average sales price for MDF during the current year’s second quarter was $583 per thousand square feet, a slight increase from the average sales price of $582 per thousand square feet in 2013’s second quarter. MDF sales volume for the second quarter of 2014 was 31.1 million square feet, compared to 27.8 million square feet in the same period of 2013. As with any commodity market, the Company expects the historical lumber market volatility to continue in the future. As such, Deltic will continue to adjust production levels to meet market demand. The Manufacturing segment recorded a $.8 million benefit during the second quarter of 2013 from a gain on the involuntary conversion of an asset.

The Real Estate segment reported a sale of a commercial site of approximately 1.72 acres for $500,900 per acre in the current-year second quarter which compares to no sale in the same period of 2013. Other commercial real estate acreage within Chenal Valley continues to receive interest from potential buyers. However, due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing of any commercial real estate transaction. There were 7 residential lots sold during the second quarter of 2014, compared to 22 lots sold in the second quarter of 2013, as the prior year quarter benefitted from the timing of new residential lot offerings. The average per-lot sales price was $92,300 in 2014 compared to an average per-lot sales price of $76,900 in 2013’s second quarter, due to the mix of lots sold.

Results of Operations

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended June 30, 2014 and 2013. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended June 30,
(Millions of dollars, except per share amounts)	2014	2013
Net sales
Woodlands	$10.1	9.5
Manufacturing	49.2	43.7
Real Estate	3.6	3.8
Eliminations	(4.3)	(3.7)

Net sales	$58.6	53.3

Operating income
Woodlands	$5.3	4.9
Manufacturing	8.7	10.2
Real Estate	.2	.2
Corporate	(4.5)	(4.3)
Eliminations	.1	—

Operating income	9.8	11.0
Interest and other debt expense	(1.5)	(1.3)
Gain on bargain purchase	—	3.3
Other income	(.1)	3.2
Income taxes	(2.9)	(5.0)

Net income	$5.3	11.2

Earnings per common share
Basic	$.42	.89
Assuming dilution	.42	.88

Consolidated

Net income decreased $5.9 million from the prior-year second quarter, as the second quarter of 2013 included non-recurring gains, consisting of $5.7 million in after-tax gains related to the acquisition of the remaining 50 percent ownership of Del-Tin Fiber and an involuntary conversion of assets. In the second quarter of 2014, the Manufacturing segment reported decreased operating income, and the Corporate segment had increased general and administrative expenses and interest expense. These unfavorable variances were partially offset by improved operating income for the Woodlands segment.

Operating income decreased $1.2 million from the second quarter of 2013. The Woodlands segment’s operating income increased $.4 million primarily due to increases in the harvest volumes of sawtimber and pulpwood along with increased oil and gas royalty revenues, partially offset by a decrease in the number of timberland acres sold. The Manufacturing segment’s operating income decreased $1.5 million from the second quarter of 2013. In 2013, there was a $.8 million gain on an involuntary conversion of an asset, while there was none in 2014. Additionally, the 2014 cost of sales per unit of lumber sold increased due to a higher raw material log cost at the Company’s sawmills and to the MDF plant experiencing maintenance-related downtime, resulting in increased per-unit manufacturing costs for MDF produced. The Real Estate segment’s operating income was $.2 million, the same as reported in the prior-year second quarter, as the benefit of a sale of a commercial site in Chenal Valley offset a decrease in the number of residential lots sold when compared to the second quarter of 2013.

Corporate expense increased $.2 million in the second quarter of 2014 due to higher general and administrative expenses when compared to the corresponding quarter of 2013.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended June 30,
	2014	2013
Net sales (millions of dollars)
Pine sawtimber	$4.2	3.6
Pine pulpwood	.9	.6
Hardwood pulpwood	.3	.1
Oil and gas lease rentals	.4	.4
Oil and gas royalties	1.3	.9
Hunting leases	.6	.6
Hauling to other mills	1.7	1.3

Sales volume (thousands of tons)
Pine sawtimber	170.7	159.9
Pine pulpwood	123.7	80.9
Hardwood sawtimber	.4	.5
Hardwood pulpwood	14.2	11.4

Sales price (per ton)
Pine sawtimber	$25	22
Pine pulpwood	8	8
Hardwood sawtimber	33	41
Hardwood pulpwood	19	11

Timberland
Net sales (millions of dollars)	$.3	1.6
Sales volume (acres)	185	1,082
Sales price (per acre)	$1,708	1,449

Net sales increased $.6 million in the second quarter of 2014 when compared to the second quarter of 2013. Pine sawtimber sales revenue was $.6 million higher in 2014’s second quarter due to an increase in harvest volume combined with a $3 per ton increase in average per-ton sales price. Revenues from sales of pine pulpwood were $.3 million more due to a 53 percent increase in tons harvested in the current-year second quarter. The increase in pine pulpwood harvest volume was due to a combination of thinning operations on pine plantations and the composition of stumpage on the timberland tracts harvested in the current quarter. Revenues from hardwood pulpwood sales were $.2 million higher in the second quarter of 2014 versus 2013. Revenues from sales of timberland were $1.3 million lower in the second quarter of 2014, due to the decrease in the number of acres sold from the prior-year quarter, partially offset by an increase in the average sales price per acre sold. Net oil and gas royalties increased $.3 million from 2013’s second quarter due primarily to higher prices for natural gas in 2014 when compared to 2013. Revenue from hauling stumpage to other mills was $.4 million higher in the second quarter of 2014 versus the same period of 2013. Operating income was $5.3 million in the second quarter of 2014 compared to $4.9 million in the second quarter of 2013. This was mainly due to the same factors that affected net sales, combined with increased cost for hauling timber to other mills and a higher cost of timber harvested.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Quarter Ended June 30,
	2014	2013
Net sales (millions of dollars)
Lumber	$25.6	22.0
Residual by-products	2.2	1.9
Medium density fiberboard (“MDF”)	18.1	16.2
Freight invoiced to customers	3.4	3.0

Lumber
Finished production (MMBF)	63.5	55.9
Sales volume (MMBF)	65.0	55.0
Sales price (per MBF)	$393	399

MDF (3/4 inch basis)
Finished production (MMSF)	28.5	31.3
Sales volume (MMSF)	31.1	27.8
Sales price (per MSF)	$583	582

Net sales increased $5.5 million in 2014’s second quarter versus the same period of 2013. The volume of lumber sold increased 10 million board feet, or 18 percent, in the second quarter of 2014 compared to the second quarter of 2013, while the average lumber sales price decreased $6 per MBF from 2013’s second quarter prices. MDF sales volume in the second quarter of 2014 was 3.3 million square feet more than the same period a year ago and the average sales price was $1 per MSF higher than in the second quarter of 2013. However, operating income decreased $1.5 million, due to higher raw material costs at the sawmills and to maintenance-related downtime at the MDF plant, which led to increased manufacturing costs per unit of both lumber and MDF produced. Additionally, 2013 second quarter results included a $.8 million gain on the involuntary conversion an of asset, while there were no such gains in 2014’s second quarter.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended June 30,
	2014	2013
Net sales (millions of dollars)
Residential lots	$.7	1.7
Commercial acres	.9	—
Chenal Country Club	2.0	2.0

Sales volume
Residential lots	7	22
Commercial acres	1.72	—

Average sales price (thousands of dollars)
Residential lots – per lot	$92	77
Commercial acres – per acre	501	—

Net sales for the second quarter of 2014 decreased $.2 million from the second quarter of 2013. The decrease was due to a reduced number of residential lots sold in 2014’s second quarter, essentially offset by a sale of commercial acreage in the second quarter of 2014. The 2013 second quarter benefitted from the timing of new residential lot offerings. Current-period operating income was the same as in 2013 due primarily to the same factors affecting net sales.

Corporate

The $.2 million increase in Corporate operating expense during the second quarter of 2014 was primarily due to higher general and administrative expenses when compared to the same period of 2013.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment during the second quarter of 2014 increased $.6 million, to $4.3 million when compared to the same quarter of last year. The increase was due to a larger harvest volume from the Woodlands segment’s fee timberlands that were transferred to the sawmills and the increase in the transfer price quarter to quarter. Current period transfer prices are approximately that of market.

Income Taxes

The effective income tax rate was 35 percent for 2014’s second quarter and 31 percent for the same period of 2013. The difference was due to the prior-year’s second quarter having a discrete tax item related to the gain on bargain purchase that was properly reported as a reduction in the bargain purchase gain rather than an increase in income tax expense.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

In the following tables, Deltic’s net sales and results of operations are presented for the six months ended June 30, 2014 and 2013. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2014	2013
Net sales
Woodlands	$20.5	18.8
Manufacturing[1]	95.7	77.8
Real Estate	7.1	6.1
Eliminations	(9.3)	(7.9)

Net sales	$114.0	94.8

Operating income and net income
Woodlands	$10.6	9.5
Manufacturing[1]	17.0	21.5
Real Estate	.4	(.5)
Corporate	(9.3)	(8.9)
Eliminations	(.1)	(.1)

Operating income	18.6	21.5
Equity in earnings of Del-Tin Fiber[1]	—	1.1
Interest and other debt expense	(2.7)	(2.3)
Gain on bargain purchase	—	3.3
Other income	—	3.2
Income taxes	(5.7)	(8.8)

Net income	$10.2	18.0

Earnings per common share
Basic	$.80	1.42
Assuming dilution	.80	1.42

[1]

Beginning April 1, 2013, Del-Tin Fiber’s results were consolidated into the Manufacturing segment, while during the first quarter of 2013, results from Del-Tin Fiber were reported in equity in earnings of Del-Tin Fiber.

Consolidated

Net income for the first six months of 2014 decreased $7.8 million from the same period of 2013. The decrease, when compared to 2013, was primarily due to the prior-year period including $5.7 million of non-recurring Del-Tin acquisition-related gains, combined with decreased operating income from the Manufacturing segment and increased Corporate general and administrative expenses, in addition to no equity in earnings of Del-Tin Fiber for 2014. These decreases were partially offset by increased operating income for the Woodlands and Real Estate segments.

Operating income decreased $2.9 million from 2013’s reported results for the first six months. The Woodlands segment’s operating income increased $1.1 million due to increased timber harvest revenues, and higher oil and gas royalties, partially offset by fewer acres of timberland sold. The Manufacturing segment’s operating income decreased $4.5 million due to higher raw material costs in the sawmills, no gain on involuntary conversion of assets in 2014 as occurred in 2013, and higher manufacturing costs for MDF due to increased maintenance-related downtime. The Real Estate segment’s operating income increased $.9 million, mainly due to the sale of a commercial site in Chenal Valley and to an increased margin on residential lot sales in 2014. Corporate expenses were $.4 million higher due to increased general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Six Months Ended June 30,
	2014	2013
Net sales (millions of dollars)
Pine sawtimber	$9.1	7.7
Pine pulpwood	1.8	1.5
Hardwood sawtimber	.1	.1
Hardwood pulpwood	.5	.3
Oil and gas lease rentals	.8	.9
Oil and gas royalties	2.4	1.8
Hunting leases	1.3	1.2
Hauling to other mills	3.5	2.9

Sales volume (thousands of tons)
Pine sawtimber	380.3	341.0
Pine pulpwood	232.7	177.9
Hardwood sawtimber	2.1	1.4
Hardwood pulpwood	31.7	25.9

Sales price (per ton)
Pine sawtimber	$24	23
Pine pulpwood	8	9
Hardwood sawtimber	41	40
Hardwood pulpwood	17	11

Timberland
Net sales (millions of dollars)	$.5	2.1
Sales volume (acres)	345	1,370
Sales price (per acre)	$1,362	1,524

Net sales for the first six months of 2014 increased $1.7 million from 2013. Revenue from sales of pine sawtimber increased $1.4 million due to an increased pine sawtimber harvest volume and a higher average pine sawtimber sales price in 2014 when compared to 2013. Net sales from pine pulpwood were $.3 million higher than in 2013 due to an increased harvest volume, partially offset by a lower per-ton average sales price. The increase in harvest volume of pine pulpwood was due to the composition of the timber on tracts being harvested and to thinning operations in pine plantations. Net sales from hardwood sawtimber and pulpwood were $.2 million more in 2014 than in the same period of 2013 due to higher harvest volumes and sales prices. Sales of timberland were $1.6 million less in 2014 due primarily to fewer acres sold. Net oil and gas royalties were $.6 million more than in the same period of 2013 due to increases in both natural gas production volume and the price received for natural gas. Revenues from hauling stumpage to other mills were $.6 million more in 2014 when compared to 2013. Operating income was $10.6 million, $1.1 million higher than in the first six months of 2013, due to the same factors affecting net sales, combined with lower replanting costs, increased hauling expenses, and a higher cost of fee timber harvested in 2014.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Six Months Ended June 30,
	2014	2013
Net sales (millions of dollars)
Lumber	$49.9	50.5
Residual by-products[1]	4.9	6.2
Medium density fiberboard (“MDF”)[2]	34.6	16.2
Freight invoiced to customers	6.5	4.2

Lumber
Finished production (MMBF)	130.1	126.3
Sales volume (MMBF)	129.3	126.2
Sales price (per MBF)	$386	400

MDF (3/4 inch basis)[2]
Finished production (MMSF)	59.1	31.3
Sales volume (MMSF)	59.6	27.8
Sales price (MSF)	$580	582

[1]	Prior year amounts have been revised to conform to the 2014 presentation. Intrasegment residual sales have been eliminated.
[2]

Deltic acquired the remaining ownership of Del-Tin Fiber from its joint venture partner on April 1, 2013 and the amounts for 2013 include only activity from that date. Prior to the acquisition, Del-Tin Fiber was treated as an equity investment.

Net sales increased $17.9 million from the prior-year period primarily due to the inclusion of the net sales of Del-Tin Fiber in the Manufacturing segment for six months of 2014 compared to only three months for 2013. Lumber sales revenue decreased by $.6 million from the first six months of 2013 due to a lower average sales price in 2014, which was partially offset by an increase in sales volume for the first six months of 2014. Total operating income decreased $4.5 million from the same period of 2013. The decrease in operating income was due to increased raw material and per-unit manufacturing costs at the sawmills, an increased manufacturing cost per-unit at the MDF plant due to maintenance-related downtime, and to no gain on involuntary conversion of assets in 2014 compared to gains of $.9 million in 2013.

As a result of the acquisition of Del-Tin Fiber, selected information below has been included for comparative purposes, which represents six months results for Del-Tin Fiber for the prior year presented.

Six Months Ended June 30, 2013
MDF (3/4 inch basis)*
Net sales	$32.8
Finished production (MMSF)	59.9
Sales volume (MMSF)	56.9
Sales price (per MSF)	577

*	Information presented for 2013 represents the six months’ totals for Del-Tin Fiber of which the first three months were previously presented as information for the equity investment.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Six Months Ended June 30,
	2014	2013
Net sales (millions of dollars)
Residential lots	$2.7	2.6
Commercial acres	.9	—
Chenal Country Club	3.2	3.4

Sales volume
Residential lots	30	34
Commercial acres	1.72	—

Average sales price (thousands of dollars)
Residential lots – per lot	$90	76
Commercial acres – per acre	501	—

2014’s net sales increased $1 million when compared to 2013 due primarily to a commercial acreage sale in 2014. Though the number of residential lots sold decreased in 2014, the average per-lot sales price increased $14,000 per lot due to the mix of lots sold. The $.9 million improvement in the Real Estate segment’s operating results was due mainly to the same factors affecting net sales.

Corporate

Operating expenses for the Corporate segment were $.4 million higher during the first six months of 2014 versus 2013, mainly due to increased general and administrative expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment increased $1.4 million to $9.3 million for the first six months of 2014. The increase was mainly due to a higher volume of the timber transferred to the sawmills combined with a higher per-ton transfer price. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Income Taxes

The effective income tax rate was 36 percent for the six months ended June 30, 2014, and 33 percent for the same period of 2013. The difference in the effective tax rate was due to the prior year having a discrete tax item related to the gain on bargain purchase that was properly reported as a reduction in the bargain purchase gain rather than an increase in income tax expense.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $14.8 million for the first six months of 2014 compared to $20.3 million for the same period of 2013. Cash from operations and borrowings under the Company’s revolving credit facility have provided the cash needed for capital expenditures and timberland acquisition expenditures. Changes in operating working capital, other than cash and cash equivalents required cash of $6.7 million in 2014 and $.4 million in 2013. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $6.7 million in the current-year period and $11.5 million a year ago. Capital expenditures by segment consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2014	2013
Woodlands	$1,843	2,164
Manufacturing	3,807	9,332
Real Estate, including development expenditures	771	538
Corporate	35	7

Capital expenditures	6,456	12,041
Adjustment for non-cash accrued liabilities	287	(546)

Capital expenditures requiring cash	$6,743	11,495

Timberland acquisition expenditures for the three months and six months ended June 30, 2014, were $11.5 million and $118.1 million, respectively, compared to $.1 million and $8.6 million for the three months and six months ended June 30, 2013, respectively. Funds for the current-year acquisitions were provided by the Company’s revolving credit facility.

Deltic acquired the other half of Del-Tin Fiber from its joint venture partner for $5.2 million in cash and the assumption of $14.5 million in debt on April 1, 2013. Del-Tin Fiber has been considered a consolidated subsidiary of Deltic since that date. In the first three months of 2013, prior to Deltic’s acquisition of the other 50 percent ownership in Del-Tin Fiber, Deltic advanced $1 million to Del-Tin Fiber, and received repayments of $.8 million. The net change in purchased stumpage inventory to be utilized in the Company’s sawmilling operations required cash of $.6 million in 2014 and $1.7 million in 2013. The Company borrowed $120 million and had no repayments in 2014 and had net borrowings of debt of $8 million in the first six months of 2013. The Company incurred $.8 million in fees to facilitate an amendment and extension of its unsecured and committed revolving credit facility in 2013, while there were no such costs in 2014. Dividends of $2.5 million were paid in the first six months of both 2014 and 2013. Proceeds from exercises of stock options and the related tax benefits were $.2 million in 2014 and $1.2 million in 2013. The Company used $3.8 million in cash to purchase treasury stock in 2014, with no stock purchases in 2013.

Financial Condition

Working capital totaled $15.1 million at June 30, 2014, and $5.5 million at December 31, 2013. Deltic’s working capital ratio at June 30, 2014 was 1.75 to 1, compared to 1.25 to 1 at the end of 2013. Cash and cash equivalents at the end of the second quarter of 2014 were $8.1 million, an increase of $3.7 million from the December 31, 2013 balance of $4.4 million. Deltic’s long-term debt to stockholders’ equity ratio was .776 to 1 at June 30, 2014 and .338 to 1 at December 31, 2013.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $340 million, and includes an option to request an increase in the amount of aggregate revolving commitments by $50 million. As of June 30, 2014, there was $141 million outstanding in borrowings on the credit facility, leaving $199 million available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Notes 9 and 10 to the consolidated financial statements included in the Company’s 2013 annual report on Form 10-K.)

The table below sets forth the covenants in the credit facility and senior notes payable and status with respect to these covenants as of June 30, 2014 and December 31, 2013.

	Covenants Requirements		Actual Ratios at June 30, 2014	Actual Ratios at Dec. 31, 2013
Leverage ratio should be less than:[1]	.60 to 1		.438 to 1	.254 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	94.22%	48.24%

Fixed charge coverage ratio should be greater than:[3]	2.50 to 1		8.20 to 1	10.04 to 1

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of June 30, 2014, the Company had expended $20.6 million under this program, with the purchase of 469,945, shares at an average cost of $43.73 per share; 63,251 shares, at an average cost of $59.80 per share, have been purchased to date in 2014, and 36,180 shares, at an average cost of $61.22 per share, were purchased in calendar year 2013. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 per share and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 15 to the consolidated financial statements included in the Company’s 2013 annual report on Form 10-K.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2014	2015 to 2016	2017 to 2018	After 2018
Contractual cash payment obligations
Real estate development committed capital costs	$11.0	8.3	1.8	.9	—
Manufacturing committed capital costs	10.3	7.7	2.6	—	—
Long-term debt	210.0	—	40.0	141.0	29.0
Interest on debt*	16.0	2.4	9.6	3.3	.7
Retirement plans	3.5	.9	.5	.5	1.6
Other postretirement benefits	4.9	.2	.8	.9	3.0
Unrecognized tax benefits	1.2	1.2	—	—	—
Other liabilities	4.3	2.2	2.1	—	—

	$261.2	22.9	57.4	146.6	34.3

Other commercial commitment expirations
Timber cutting agreements	$1.5	1.0	.5	—	—
Letters of credit	.6	.1	.3	.2	—

	$2.1	1.1	.8	.2	—

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 160,000 to 170,000 tons in the third quarter of 2014 and 575,000 to 625,000 tons for the year. Finished lumber sales volumes are estimated at 65 to 75 million board feet for the third quarter and 260 to 280 million board feet for the year. MDF sales volumes for the third quarter and year of 2014 are estimated to be 25 to 35 million square feet and 110 to 130 million square feet, respectively. Actual lumber and MDF sales volumes are subject to market conditions. Residential lot sales are projected to be 5 to 10 lots and 60 to 80 lots for the third quarter and the year, respectively. Even though commercial acreage in Chenal Valley has received interest from potential buyers, it is difficult to anticipate future closings due to the volatile nature of commercial real estate transactions and the significant number of factors related to any sale.

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

Based on their evaluation as of June 30, 2014, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2013 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 through
April 30, 2014	11,639	$59.90	11,639	$17,533,500

May 1 through
May 31, 2014	17,974	$59.83	17,974	$16,458,170

June 1 through
June 30, 2014	33,638	$59.75	33,638	$14,448,181

[1]

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. In December 2007, this plan was expanded by $25 million. There is no stated expiration date regarding this authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Other Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date: August 1, 2014	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date: August 1, 2014	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date: August 1, 2014	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)