Form 10-Q
period 2014-09-30
DELTIC TIMBER CORP
filed 2014-10-31
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of Common Stock, $.01 Par Value, outstanding at October 15, 2014, was 12,581,902.

TABLE OF CONTENTS – THIRD QUARTER 2014 FORM 10-Q REPORT

			Page
			Number
		PART I – Financial Information

Item	1.	Financial Statements	1

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item	4.	Controls and Procedures	35

		PART II – Other Information

Item	1.	Legal Proceedings	36

Item	1A.	Risk Factors	36

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item	3.	Defaults Upon Senior Securities	36

Item	4.	Mine Safety Disclosures	36

Item	5.	Other Information	36

Item	6.	Exhibits	37

Signatures			38

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Thousands of dollars)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$4,681	4,374
Trade accounts receivable, net of allowance fordoubtful accounts of $120 and $172, respectively	10,730	7,331
Inventories	13,408	12,439
Prepaid expenses and other current assets	3,903	3,155

Total current assets	32,722	27,299
Investment in real estate held for development and sale	56,058	57,953
Timber and timberlands – net	365,044	248,833
Property, plant, and equipment – net	73,697	75,259
Deferred charges and other assets	1,325	2,000

Total assets	$528,846	411,344

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$8,390	8,198
Accrued taxes other than income taxes	2,116	2,210
Income taxes payable	—	1,077
Deferred revenues and other accrued liabilities	11,052	10,330

Total current liabilities	21,558	21,815
Long-term debt	205,000	90,000
Deferred tax liabilities – net	5,912	7,514
Other noncurrent liabilities	24,198	25,743
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	85,746	84,796
Retained earnings	200,848	189,720
Treasury stock	(11,987)	(5,693)
Accumulated other comprehensive loss	(2,557)	(2,679)

Total stockholders’ equity	272,178	266,272

Total liabilities and stockholders’ equity	$528,846	411,344

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$58,301	56,520	172,285	151,330

Costs and expenses
Cost of sales	39,539	37,289	115,674	95,261
Depreciation, amortization, and cost of fee timber harvested	4,716	4,421	14,180	11,227
General and administrative expenses	5,264	5,211	15,108	14,585

Total costs and expenses	49,519	46,921	144,962	121,073
Gain on involuntary conversion	—	—	—	881

Operating income	8,782	9,599	27,323	31,138
Equity in earnings of Del-Tin Fiber	—	—	—	1,084
Interest income	—	4	3	12
Interest and other debt expense, net of capitalized interest	(1,081)	(1,110)	(3,816)	(3,431)
Gain on bargain purchase	—	—	—	3,285
Other income	238	22	281	3,247

Income before income taxes	7,939	8,515	23,791	35,335
Income tax expense	(1,965)	(2,702)	(7,608)	(11,480)

Net income	$5,974	5,813	16,183	23,855

Earnings per common share
Basic	$.47	.46	1.28	1.88
Assuming dilution	$.47	.46	1.27	1.87
Dividends per common share
Paid	$.10	.10	.30	.30
Declared	$.10	.10	.40	.40
Weighted average common shares outstanding (thousands)
Basic	12,448	12,571	12,516	12,572
Assuming dilution	12,495	12,619	12,571	12,628

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2014	2013
Net income	$16,183	23,855

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income (net of tax):
Amortization of prior service cost	4	3
Amortization of actuarial loss	209	426
Amortization of plan amendment	(91)	(91)

Other comprehensive income	122	338

Comprehensive income	$16,305	24,193

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$16,183	23,855
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	14,180	11,227
Deferred income taxes	(2,080)	1,582
Real estate development expenditures	(1,053)	(943)
Real estate costs recovered upon sale	2,522	2,127
Timberland costs recovered upon sale	174	801
Equity in earnings of Del-Tin Fiber (prior to acquisition)	—	(1,084)
Gain on previously held equity interest	—	(3,165)
Gain on bargain purchase	—	(3,285)
Stock-based compensation expense	2,409	2,086
Net increase in liabilities for pension and other postretirement benefits	817	1,429
Net decrease in deferred compensation for stock-based liabilities	(413)	(287)
Decrease/(increase) in operating working capital other than cash and cash equivalents	(6,871)	1,232
Other changes in assets and liabilities	(810)	(1,601)

Net cash provided by operating activities	25,058	33,974

Investing activities
Capital expenditures requiring cash, excluding real estate development	(11,013)	(14,727)
Timberland acquisition expenditures requiring cash	(118,156)	(8,691)
Business acquisition, net of cash acquired	—	(5,170)
Net change in purchased stumpage inventory	78	(1,888)
Advances to Del-Tin Fiber (prior to acquisition)	—	(1,025)
Repayments from Del-Tin Fiber (prior to acquisition)	—	781
Net change in funds held by trustee	—	7
Other – net	1,047	1,294

Net cash required by investing activities	(128,044)	(29,419)

Financing activities
Proceeds from borrowings	120,000	12,000
Repayments of notes payable and long-term debt	(5,000)	(10,000)
Treasury stock purchases	(7,866)	(2,224)
Common stock dividends paid	(3,797)	(3,812)
Proceeds from stock option exercises	245	750
Excess tax benefits from stock-based compensation expense	160	407
Other – net	(449)	(1,291)

Net cash provided/(required) by financing activities	103,293	(4,170)

Net increase in cash and cash equivalents	307	385
Cash and cash equivalents at January 1	4,374	5,613

Cash and cash equivalents at September 30	$4,681	5,998

Some 2013 amounts have been reclassified to conform to the 2014 presentation.

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2014	2013
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2014 and 2013	128	128

Capital in excess of par value
Balance at beginning of period	84,796	82,597
Exercise of stock options	(37)	124
Stock-based compensation expense	2,409	2,086
Restricted stock awards	(1,290)	(935)
Tax effect of stock awards	(132)	172
Restricted stock forfeitures	—	41

Balance at end of period	85,746	84,085

Retained earnings
Balance at beginning of period	189,720	168,608
Net income	16,183	23,855
Common stock dividends declared	(5,055)	(5,080)

Balance at end of period	200,848	187,383

Treasury stock
Balance at beginning of period – 134,609 and 141,974 shares, respectively	(5,693)	(5,000)
Shares purchased – 131,947 and 36,314 shares, respectively	(7,866)	(2,224)
Forfeited restricted stock – none and 570 shares, respectively	—	(41)
Shares issued for incentive plans – 34,579 and 43,998 shares, respectively	1,572	1,561

Balance at end of period – 231,977 and 134,860 shares, respectively	(11,987)	(5,704)

Accumulated other comprehensive loss
Balance at beginning of period	(2,679)	(14,103)
Change in other comprehensive income, net of tax	122	338

Balance at end of period	(2,557)	(13,765)

Total stockholders’ equity	$272,178	252,127

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

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of September 30, 2014, and the results of its operations and cash flows for the three months and nine months ended September 30, 2014 and 2013. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

		Sept. 30,	Dec. 31,
(Thousands of dollars)		2014	2013
Raw materials	- Logs	$1,588	1,612
	- Del-Tin - wood fiber	488	440
Finished goods	- Lumber	4,722	4,145
	- Medium density fiberboard (“MDF”)	2,846	3,110
	- MDF consigned to others	1,022	708
Supplies		2,742	2,424

		$13,408	12,439

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2014	Dec. 31, 2013
Short-term deferred tax assets	$2,008	1,901
Prepaid expenses	1,120	692
Other current assets	775	562

	$3,903	3,155

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

The results of Del-Tin Fiber’s operations have been included in the consolidated financial statements subsequent to the acquisition date and were included in the Company’s Manufacturing segment. Net sales from Del-Tin Fiber for the three months and nine months ended September 30, 2014 were approximately $17,186,000 and $55,837,000, respectively, and were included in Deltic’s Consolidated Statements of Income. Subsequent to the acquisition date, for the three months ended September 30, 2013, the Company included net sales of approximately $18,281,000 and for the period of April 1, 2013 through September 30, 2013 the Company included net sales of approximately $36,405,000, from Del-Tin Fiber in its Consolidated Statements of Income. Prior to the acquisition, the Company reported Del-Tin Fiber as an equity method investment.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Business Combinations (cont.)

The following unaudited supplemental pro forma financial information for the nine months ended September 30, 2013 represents the results of operations of Deltic Timber Corporation as if the Del-Tin Fiber acquisition had occurred on January 1, 2013. This information is based on historical results of operations, adjusted for certain acquisition accounting adjustments, and does not purport to represent Deltic’s actual results of operation as if the acquisition transaction described above would have occurred as of January 1, 2013 nor is it necessarily indicative of future results.

(Thousands of dollars, except per share amounts)	Nine Months Ended September 30, 2013
Net sales	$168,895
Net income	20,104
Basic earnings per common share	1.60
Diluted earnings per common share	1.59

For additional information concerning the acquisition of Del-Tin Fiber, see Note 4 of the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

Note 5 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2014	Dec. 31, 2013
Purchased stumpage inventory	$2,311	2,388
Timberlands	155,674	102,609
Fee timber	321,877	253,768
Logging facilities	2,641	2,628

	482,503	361,393
Less accumulated cost of fee timber harvested and facilities depreciation	(117,781)	(113,056)

Strategic timber and timberlands	364,722	248,337
Non-strategic timber and timberlands	322	496

	$365,044	248,833

During the three months ended September 30, 2014, Deltic acquired 30 acres of timberlands and approximately 72,100 acres for the nine months ended September 30, 2014. These acres were located in the Company’s current operating area. Cash payments for timberland acquisition expenditures totaled $50,000 and $118,156,000 in the three months and nine months ended September 30, 2014, respectively. Deltic invests in and holds strategic fee timber as a productive asset, and any expenditure to acquire such timber and timberlands is an investing activity on the Company’s Consolidated Statements of Cash Flows.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Timber and Timberlands (cont.)

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations. In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberlands base to be sold. Other non-strategic acreage exists within the Company’s land base, but Deltic has not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines that they are either smaller tracts of pine timberlands that cannot be strategically managed or tracts of hardwood bottomland that cannot be converted into pine-growing acreage, they will be sold. As of September 30, 2014, approximately 655 acres of these lands were available for sale.

Included in the Woodlands operating income were gains on sales of timberland of $564,000 and $190,000 for the three months ended September 30, 2014 and 2013, respectively. The gains on timberland sales for the quarter ended September 30, 2014 included the sale of 127 acres of strategic timberland. The gains on sales of timberland were $857,000 and $1,548,000 for the nine months ended September 30, 2014 and 2013, respectively, were included in the Woodlands operating income.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2014	Dec. 31, 2013
Land	$947	947
Land improvements	9,130	8,835
Buildings and structures	22,859	22,599
Machinery and equipment	152,634	145,741

	185,570	178,122
Less accumulated depreciation	(111,873)	(102,863)

	$73,697	75,259

Note 7 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2014	Dec. 31, 2013
Deferred revenues – current	$4,304	3,697
Dividend payable	1,258	—
Vacation accrual	1,426	1,290
Deferred compensation	1,998	3,442
All other current liabilities	2,066	1,901

	$11,052	10,330

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2014	Dec. 31, 2013
Accumulated postretirement benefit obligation	$10,846	10,391
Excess retirement plan	4,777	4,457
Accrued pension liability	6,102	6,383
Deferred revenue – long-term portion	346	649
Uncertain tax positions liability	—	1,185
Other noncurrent liabilities	2,127	2,678

	$24,198	25,743

Note 9 – Income Taxes

The Company’s effective tax rate for the three months and nine months ended September 30, 2014, was 25 percent and 32 percent, respectively. The effective tax rates benefitted from the reversal, due to the expiration of statute of limitations, of approximately $776,000 in uncertain state tax liabilities that arose in 2010. In addition, the accrued liability balances for interest expense and penalties related to the uncertain tax liabilities mentioned above were reversed and recognized as reductions to interest expense and an increase to other income in the current period, respectively. Currently there are no liabilities for uncertain tax liabilities recorded on the balance sheet The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2011.

The following table provides a reconciliation of the Company’s effective income tax rates on continuing operations to the U.S. federal statutory tax income rate for the nine months ended September 30, 2014.

2014
U.S. Federal income tax rate	35%
State income tax rate	6%
Permanent differences	(6)%
Reversal of uncertain state tax positions	(3)%

Effective tax rate	32%

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2014	2013	2014	2013
Funded qualified retirement plan
Service cost	$369	388	1,107	1,162
Interest cost	460	389	1,379	1,167
Expected return on plan assets	(572)	(474)	(1,717)	(1,420)
Amortization of prior service cost	4	4	13	13
Recognized actuarial loss	41	213	123	639

Net retirement expense	$302	520	905	1,561

Unfunded nonqualified retirement plan
Service cost	$75	35	226	107
Interest cost	94	48	280	144
Amortization of prior service cost	(2)	(2)	(6)	(8)
Recognized actuarial loss	73	18	220	56

Net retirement expense	$240	99	720	299

Other postretirement benefits
Service cost	$104	113	314	338
Interest cost	125	107	373	323
Recognized actuarial loss	—	2	—	6
Amortization of plan amendment	(49)	(50)	(149)	(149)

Net other postretirement benefits expense	$180	172	538	518

The Company made contributions to its qualified plan of $1,050,000 during the first nine months of 2014, and expects to fund the plan with an additional $150,000 through the end of 2014. The expected long-term rate of return on pension plan assets is 7.50 percent.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component for the nine months ended September 30, 2014 and 2013:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
AOCL at January 1, 2014	$(2,410)	(482)	213	(2,679)
Amounts reclassified from AOCL	83	130	(91)	122

Net current period other comprehensive income	83	130	(91)	122

AOCL at September 30, 2014	$(2,327)	(352)	122	(2,557)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
AOCL at January 1, 2013	$(9,552)	(3,380)	(1,171)	(14,103)
Amounts reclassified from AOCL	396	29	(87)	338

Net current period other comprehensive income	396	29	(87)	338

AOCL at September 30, 2013	$(9,156)	(3,351)	(1,258)	(13,765)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Other Comprehensive Income Disclosures (cont.)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components:

	Nine Months Ended September 30, 2014
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
Amortization of prior service costs	$13	(6)	—	7
Amortization of actuarial losses	123	220	—	343
Amortization of plan amendment	—	—	(149)	(149)

Total before tax	136	214	(149)	201
Income tax benefit/(expense)	(53)	(84)	58	(79)

Total reclassifications – net of tax	$83	130	(91)	122

	Nine Months Ended September 30, 2013
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
Amortization of prior service costs	$13	(8)	—	5
Amortization of actuarial losses	639	56	6	701
Amortization of plan amendment	—	—	(149)	(149)

Total before tax	652	48	(143)	557
Income tax benefit/(expense)	(256)	(19)	56	(219)

Total reclassifications – net of tax	$396	29	(87)	338

Amounts in parentheses indicate expenses. These items are included in the computation of net periodic retirement and postretirement costs. See Note 10 – Employee and Retiree Benefit Plans.

Tax Effects by Component

	Nine Months Ended September 30, 2014
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Amortization of prior service costs	$7	(3)	4
Amortization of actuarial losses	343	(134)	209
Amortization of plan amendment	(149)	58	(91)

	$201	(79)	122

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Other Comprehensive Income Disclosures (cont.)

Tax Effects by Component (cont.)

	Nine Months Ended September 30, 2013
	Before	Tax	Net of
	Tax	(Expense)	Tax
(Thousands of dollars)	Amount	or Benefit	Amount
Amortization of prior service costs	$5	(2)	3
Amortization of actuarial losses	701	(275)	426
Amortization of plan amendment	(149)	58	(91)

	$557	(219)	338

Note 12 – Stock-Based Compensation

The Consolidated Statements of Income for the three months ended September 30, 2014 and 2013, included $803,000 and $711,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the nine months ended September 30, 2014 and 2013, the amounts were $2,409,000 and $2,086,000, respectively.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Stock Options – A summary of stock options as of September 30, 2014, and changes during the nine-month period then ended are presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	($ 000)
Outstanding at January 1, 2014	131,456	$59.64
Granted	26,611	63.35
Exercised	(5,667)	43.25
Expired	(460)	36.61

Outstanding at September 30, 2014	151,940	$60.97	6.4	$679

Exercisable at September 30, 2014	87,739	$56.93	4.9	$679

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at September 30, 2014, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of September 30, 2014, there was $1,119,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of September 30, 2014, and changes during the nine-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2014	79,591	$62.31
Granted	24,951	63.30
Vested	(19,132)	44.84

Nonvested at September 30, 2014	85,410	$66.51

As of September 30, 2014, there was $2,810,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Performance Units – A summary of nonvested restricted stock performance units as of September 30, 2014, and changes during the nine months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2014	52,625	$80.87
Granted	16,613	80.70
Units not meeting vesting conditions	(12,652)	58.66

Nonvested at September 30, 2014	56,586	$85.78

As of September 30, 2014, there was $2,389,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2 years.

Note 13 – Contingencies

At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Fair Value of Financial Instruments

Fair Value Measurement Accounting establishes a fair value hierarchy based on the quality of inputs used to measure fair value, with Level 1 being the highest quality and Level 3 being the lowest quality. Level 1 inputs are quoted prices in active markets on identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1. Level 3 inputs are unobservable inputs, which reflect assumptions about pricing by market participants.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

Nonqualified employee savings plan – Consists of mutual funds, which are valued at the net asset value of shares held by the plan at the balance sheet date, at quoted market prices.

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at September 30, 2014, are presented in the following table:

	Fair Value Measurements at Reporting Date Using
	September 30,	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2014	Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$1,474	1,474	—	—

Long-term debt, including current liabilities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

The following table presents the carrying amounts and estimated fair values of financial instruments at September 30, 2014 and 2013. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	September 30, 2014		September 30, 2013
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$205,000	209,160	94,000	98,307

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share amounts)	2014	2013	2014	2013
Net earnings allocated to common stock	$5,907	5,753	16,006	23,611
Net earnings allocated to participating securities	67	60	177	244

Net income allocated to common stock and participating securities	$5,974	5,813	16,183	23,855

Weighted average number of common shares used in basic EPS	12,448	12,571	12,516	12,572
Effect of dilutive stock awards	47	48	55	56

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,495	12,619	12,571	12,628

Earnings per common share
Basic	$.47	.46	1.28	1.88
Assuming dilution	$.47	.46	1.27	1.87

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

The following table provides information about potentially dilutive securities that were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive, or in the case of the restricted performance shares, did not meet the metrics established for awarding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options	76,968	76,568	103,119	50,197
Restricted performance shares	56,586	52,625	56,586	52,625

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Nine Months Ended
	September 30,
(Thousands of dollars)	2014	2013
Income taxes paid in cash	$11,564	8,527
Interest paid	2,854	2,072
Interest capitalized	(61)	(27)

Non-cash investing and financing activities excluded from the Consolidated Statement of Cash Flows include:

	Nine Months Ended
	September 30,
(Thousands of dollars)	2014	2013
Issuance of restricted stock	$1,290	935
Capital expenditures accrued, not paid	501	1,174
Fair value of Del-Tin Fiber net assets acquired	—	19,241

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Nine Months Ended
	September 30,
(Thousands of dollars)	2014	2013
Trade accounts receivable	$(3,399)	(1,067)
Other receivables	7	5
Inventories	(969)	(3,396)
Prepaid expenses and other current assets	(634)	(680)
Trade accounts payable	(310)	2,996
Accrued taxes other than income taxes	(93)	236
Income taxes payable	(1,076)	990
Deferred revenues and other accrued liabilities	(397)	2,148

	$(6,871)	1,232

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2014	2013	2014	2013
Net sales
Woodlands	$9,488	8,410	29,987	27,184
Manufacturing[2]	49,415	48,841	145,158	126,649
Real Estate	3,196	2,710	10,284	8,867
Eliminations[1]	(3,798)	(3,441)	(13,144)	(11,370)

	$58,301	56,520	172,285	151,330

Income before income taxes
Operating income/(loss)
Woodlands	$5,026	3,977	15,576	13,482
Manufacturing[2]	9,112	11,370	26,102	32,865
Real Estate	(273)	(680)	146	(1,173)
Corporate	(5,012)	(4,969)	(14,285)	(13,792)
Eliminations	(71)	(99)	(216)	(244)

Operating income	8,782	9,599	27,323	31,138
Equity in earnings of Del-Tin Fiber[2]	—	—	—	1,084
Interest income	—	4	3	12
Interest and other debt expense, net of capitalized interest	(1,081)	(1,110)	(3,816)	(3,431)
Gain on bargain purchase	—	—	—	3,285
Other income/(expense)	238	22	281	3,247

	$7,939	8,515	23,791	35,335

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,561	1,400	4,846	3,899
Manufacturing[2]	3,041	2,912	9,011	6,999
Real Estate	94	86	263	258
Corporate	20	23	60	71

	$4,716	4,421	14,180	11,227

Capital expenditures
Woodlands	$1,296	965	3,139	3,129
Manufacturing[2]	4,229	3,185	8,036	12,517
Real Estate	587	650	1,358	1,188
Corporate	5	3	40	10

	$6,117	4,803	12,573	16,844

Timberland acquisition expenditures	$50	95	118,156	8,691

[1]	Primarily intersegment sales of timber from Woodlands to Manufacturing.
[2]	Del-Tin Fiber became a consolidated subsidiary, reported in the Manufacturing segment, upon acquisition of a controlling interest of its ownership effective April 1, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $6 million for the third quarter of 2014 compared to $5.9 million for the same period of 2013. The Woodlands segment reported $5 million in operating income for the third quarter of 2014, an increase of $1.1 million when compared to the third quarter of 2013. The improvement was mainly due to increased revenues from harvesting fee timber combined with a higher margin on timberland sales and increased oil and gas lease rental and net royalty income. The Manufacturing segment reported $9.1 million in operating income, a decrease of $2.3 million from the $11.4 million reported a year ago, primarily as a result of maintenance-related expenses and downtime at the Company’s medium density fiberboard plant. The Real Estate segment had an operating loss of $.3 million in the third quarter of 2014, an improvement of $.4 million from the same quarter of 2013, mainly due to an increased margin on residential lot sales. Income tax expense decreased $.7 million in the third quarter of 2014 when compared to 2013’s third quarter. The decrease was due to a benefit related to recording a discrete state income tax item. (For additional information abut the Company’s income taxes, refer to Note 9 to the Consolidated Financial Statements.)

Deltic is a vertically integrated natural resources company operating in a commodity-based business environment that is engaged in the growing and harvesting of timber, and the manufacture and marketing of lumber and medium density fiberboard (“MDF”), with a major diversification in real estate development. The Company’s operations and financial results are affected by a number of factors, which include, but are not limited to, general economic conditions, United States employment levels, interest rates, credit availability and associated costs, imports of lumber and MDF, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, natural gas pricing, and weather conditions. Both the economy and the housing market continued to sustain modest growth through the third quarter. This has led to steady demand for lumber and MDF during the quarter and an increase in the sales prices received for lumber sold. As with most commodity markets, and Deltic’s relative size, the Company has little or no influence over pricing or demand levels for its wood products. Deltic’s management will continue to focus its attention on managing the Company’s diverse asset base, maximize its vertical integration strategy, and at the same time using its size advantage to quickly adjust production levels to capture market-driven opportunities, while working to reduce controllable costs and expenses.

The Woodlands segment is the Company’s core operating segment, with its pine timberlands providing the foundation for Deltic’s vertical integration structure by generally supplying about one-half of the raw material needs of the Company’s sawmills. In the third quarter of 2014, the pine sawtimber harvest was 153,930 tons, a decrease of 7,202 tons when compared to the 2013 third quarter harvest of 161,132 tons. The average sales price for pine sawtimber was $24 per ton in the third quarter of 2014, a $3 per ton or 14 percent increase, from the $21 per ton received in the same quarter of 2013. The third quarter of 2014’s pine pulpwood harvest of 87,755 tons was a decrease of 8,764 tons from the harvest in the third quarter of 2013. The average sales price for pine pulpwood was $8 per ton for the third quarter of 2014, a $1 per ton increase from the same period of 2013. The decrease in the harvest volume of both pine sawtimber and pine pulpwood was due to timing and mix of timber inventory growing on the tracts of fee timberland harvested in the third quarter of 2014. During the third quarter of 2014, the Company sold 127 acres of non-strategically located timberland with potential for higher and better use at an average sales price of $5,009 per acre, compared to sales of 254 acres of recreational-use hardwood bottomland at an average price of $1,269 per acre for the same period of 2013. In the third quarter of 2014, Deltic acquired approximately 30 acres of pine timberland, for a total of approximately 72,100 acres of timberland acquired thus far in 2014 for $118.2 million. (For additional information about Deltic’s timberland sales and acquisitions, refer to Note 5 to the Consolidated Financial Statements.)

Other benefits from land ownership for the Woodlands segment are revenues from hunting leases, mineral lease rentals, mineral royalties, and land easements. Hunting lease revenues were $.7 million for the third quarter of 2014 and $.6 million in the third quarter of 2013. This increase was due to an increased number of acres available to lease combined with higher per-acre lease rates in the current year. In the third quarter of 2014, oil and gas lease rental income was $.5 million versus $.4 million in the third quarter of 2013. Oil and gas royalty receipts, primarily from gas wells in the

Fayetteville Shale Play, were $1.2 million in the third quarter of 2014, a $.1 million increase from the same period of 2013, primarily due to an increase in natural gas prices. In addition, gas production from new wells drilled continued to offset the decline in production from older wells. The ultimate benefit to Deltic from mineral leases remains speculative and unknown since it is contingent on natural gas and crude oil prices and the successful completion of producing wells drilled on Company lands.

The Manufacturing segment produces both lumber and MDF. The average lumber sales price in the third quarter of 2014 was $398 per thousand board feet, a $17 per thousand board feet higher price when compared to the same period in 2013. The Manufacturing segment sold 70.3 million board feet of lumber in the third quarter of 2014, an increase of .8 million board feet when compared to 69.5 million board feet sold in the third quarter a year ago. The average sales price for MDF during the current year’s third quarter was $583 per thousand square feet, a $2 per thousand square feet decrease from the average sales price of $585 per thousand square feet in 2013’s third quarter. MDF sales volume for the third quarter of 2014 was 27.1 million square feet, compared to 28.2 million square feet in the same period of 2013. During the third quarter of 2014, the Company’s MDF facility conducted its annual summer maintenance outage, which impacted production volume, while it also incurred related maintenance expenses. As with any commodity market, the Company expects the historical lumber market volatility to continue in the future. As such, Deltic will continue to adjust production levels to meet market demand.

The Real Estate segment reported sales of 15 residential lots during the third quarter of 2014, compared to 16 lots sold in the third quarter of 2013. The average per-lot sales price was $99,700 in 2014 compared to an average per-lot sales price of $70,000 in 2013’s third quarter, due to the mix of lots sold. In the third quarter of 2014, the Company offered 23 residential lots in a new small-lot neighborhood near Deltic’s Chenal Valley development and placed 21 of these lots under sales contracts during the quarter. Three of these lots closed in the current quarter and the remaining 18 sales contracts are expected to close by year end. There were no sales of commercial sites in the third quarter of 2014 or 2013. Commercial real estate acreage within Chenal Valley continues to receive interest from potential buyers, especially near the key intersection of Rahling Road and the Chenal Parkway, where “The Promenade at Chenal” an upscale shopping center and the nearby St. Vincent West health care campus are located. However, due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing of any commercial real estate transaction.

Results of Operations

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended September 30, 2014 and 2013. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended Sept. 30,
(Millions of dollars, except per share amounts)	2014	2013
Net sales
Woodlands	$9.5	8.4
Manufacturing	49.4	48.8
Real Estate	3.2	2.8
Eliminations	(3.8)	(3.5)

Net sales	$58.3	56.5

Operating income
Woodlands	$5.0	3.9
Manufacturing	9.1	11.4
Real Estate	(.3)	(.7)
Corporate	(5.0)	(4.9)
Eliminations	(.1)	(.1)

Operating income	8.7	9.6
Interest and other debt expense	(1.1)	(1.1)
Other income	.3	—
Income taxes	(1.9)	(2.6)

Net income	$6.0	5.9

Earnings per common share
Basic	$.47	.46
Assuming dilution	.47	.46

Consolidated

Net income increased $.1 million from the prior-year third quarter to $6 million. In the third quarter of 2014, the Woodlands and Real Estate segments reported improved financial results, which were partially offset by lower financial results for the Manufacturing segment. In addition, Deltic had a lower effective income tax rate in the current period due to a benefit from recording a discrete state income tax item. (For additional information abut the Company’s income taxes, refer to Note 9 to the Consolidated Financial Statements.)

Operating income decreased $.9 million from the third quarter of 2013. The Woodlands segment’s operating income increased $1.1 million primarily due to increases in the average per-ton sales price for pine sawtimber and pulpwood, along with increased oil and gas royalty revenues and a higher margin on timberland sales. The Manufacturing segment’s operating income decreased $2.3 million from the third quarter of 2013. The decrease was mainly due to higher per-unit cost of sales at the Company’s MDF plant due to maintenance-related downtime and costs incurred for the plant’s annual summer maintenance outage. The Real Estate segment’s operating results improved $.4 million over the prior-year third quarter, due to an increase in the average per-lot margin on residential lots sold when compared to the third quarter of 2013.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended Sept. 30,
	2014	2013
Net sales (millions of dollars)
Pine sawtimber	$3.8	3.4
Pine pulpwood	.7	.7
Hardwood sawtimber	.1	.1
Hardwood pulpwood	.3	.2
Oil and gas lease rentals	.5	.4
Oil and gas royalties	1.2	1.1
Hunting leases	.7	.6
Hauling to other mills	1.4	1.4
Sales volume (thousands of tons)
Pine sawtimber	153.9	161.1
Pine pulpwood	87.8	96.5
Hardwood sawtimber	2.3	2.0
Hardwood pulpwood	14.9	16.3
Sales price (per ton)
Pine sawtimber	$24	21
Pine pulpwood	8	7
Hardwood sawtimber	59	49
Hardwood pulpwood	22	12
Timberland
Net sales (millions of dollars)	$.6	.3
Sales volume (acres)	127	254
Sales price (per acre)	$5,009	1,269

Net sales increased $1.1 million in the third quarter of 2014 when compared to the third quarter of 2013. Pine sawtimber sales revenue was $.4 million higher in 2014’s third quarter due to a $3 per ton, or 14 percent, increase in the average per-ton sales price, partially offset by the impact of a four percent decrease in the harvest volume. Revenues from hardwood pulpwood were $.1 million higher due primarily to an increased average per-ton sales price, while harvest volume was less than in the prior year. Revenues from the sales of timberland were $.3 million higher in the third quarter of 2014 due to the sale of approximately 127 acres of non-strategically located timberland with higher and better use potential at an average sales price of $5,009 per acre versus sales of 254 acres at $1,269 per acre in the prior-year third quarter. Oil and gas lease rental and royalty income were $.2 million higher in the current-year period compared to the same period of 2013. Operating income was $5 million in the third quarter of 2014 compared to $3.9 million in the third quarter of 2013. The $1.1 million increase was due to the same factors that affected net sales.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Quarter Ended Sept. 30,
	2014	2013
Net sales (millions of dollars)
Lumber	$27.9	26.5
Residual by-products	2.7	2.8
Medium density fiberboard (“MDF”)	15.8	16.5
Freight invoiced to customers	3.4	3.3
Lumber
Finished production (MMBF)	70.1	69.0
Sales volume (MMBF)	70.3	69.5
Sales price (per MBF)	$398	381
MDF (3/4 inch basis)
Finished production (MMSF)	27.3	30.0
Sales volume (MMSF)	27.1	28.2
Sales price (per MSF)	$583	585

Net sales increased $.6 million in 2014’s third quarter versus the same period of 2013. The lumber sales volume increased .8 million board feet and the average lumber sales price improved $17 per MBF, or four percent, from 2013’s third quarter price. MDF sales volume in the third quarter of 2014 was 1.1 million square feet less than the same period a year ago and the average sales price was $2 per MSF less than in the third quarter of 2013. Operating income decreased $2.3 million in the third quarter of 2014 from the same period of 2013, due to higher raw material log cost at the Company’s sawmills due to recent increases in pine sawtimber stumpage prices, combined with the impact of maintenance-related costs and downtime at the MDF plant as a result of the annual summer outage that led to increased per-unit manufacturing costs for the MDF produced.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended Sept. 30,
	2014	2013
Net sales (millions of dollars)
Residential lots	$1.5	1.1
Chenal Country Club	1.6	1.5
Sales volume
Residential lots	15	16
Average sales price (thousands of dollars)
Residential lots – per lot	$100	70

Net sales for the third quarter of 2014 increased $.4 million from the third quarter of 2013. The increase was primarily due to a higher average sales price per lot sold in the 2014 third quarter, as more of these were golf course-influenced lots. Current-period operating income was $.4 million more than in 2013 due primarily to the same factors affecting net sales combined with reduced property owner association assessment expenses.

Corporate

The $.1 million increase in Corporate operating expense during the third quarter of 2014 was primarily due to higher general and administrative expenses when compared to the same period of 2013.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment during the third quarter of 2014 increased $.3 million, to $3.8 million when compared to the same quarter of last year. The quarter-to-quarter increase was due to higher transfer price for sawtimber harvested from the Woodlands segment fee timberlands and transferred to the sawmills. Current period transfer prices are approximately that of market.

Income Taxes

The effective income tax rate was 25 percent for 2014’s third quarter and 32 percent for the same period of 2013. The decrease in the effective income tax rate when compared to the same period of 2013 was primarily due to the recognition of a tax benefit due to changes in balances of uncertain state tax liabilities during the third quarter of 2014 combined with the impact of recording the true-up of the annual tax accrual estimates to the 2013 filed income tax return.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

In the following tables, Deltic’s net sales and results of operations are presented for the nine months ended September 30, 2014 and 2013. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Nine Months Ended
	September 30,
	2014	2013
Net sales
Woodlands	$30.0	27.2
Manufacturing*	145.1	126.6
Real Estate	10.3	8.9
Eliminations	(13.1)	(11.4)

Net sales	$172.3	151.3

Operating income and net income
Woodlands	$15.6	13.4
Manufacturing*	26.1	32.9
Real Estate	.1	(1.2)
Corporate	(14.3)	(13.8)
Eliminations	(.2)	(.2)

Operating income	27.3	31.1
Equity in earnings of Del-Tin Fiber*	—	1.1
Interest and other debt expense	(3.8)	(3.4)
Gain on bargain purchase	—	3.3
Other income	.3	3.2
Income taxes	(7.6)	(11.4)

Net income	$16.2	23.9

Earnings per common share
Basic	$1.28	1.88
Assuming dilution	1.27	1.87

*	Beginning April 1, 2013, Del-Tin Fiber’s results were consolidated into the Manufacturing segment, while during the first quarter of 2013, results from Del-Tin Fiber were reported in equity in earnings of Del-Tin Fiber.

Consolidated

Net income for the first nine months of 2014 decreased $7.7 million from the same period of 2013. The decrease was primarily due to the prior-year period including $5.7 million of non-recurring, Del-Tin acquisition-related gains, combined with decreased operating income from the Manufacturing segment, increased Corporate general and administrative expenses, no equity in earnings of Del-Tin Fiber for 2014 due to the 2013 acquisition, and increased interest expense. These unfavorable variances were partially offset by increased operating income for the Woodlands and Real Estate segments.

Operating income decreased $3.8 million from 2013’s reported results for the first nine months. The Woodlands segment’s operating income increased $2.2 million due to increased timber harvest revenues, higher oil and gas royalties, and lower replanting expenses, partially offset by fewer acres of timberland sold and a higher cost of fee timber harvested. The Manufacturing segment’s operating income decreased $6.8 million due to higher raw material log cost in the sawmills, no gain on involuntary conversion of assets in 2014 as occurred in the 2013 period, and higher manufacturing costs for MDF due to increased maintenance-related expenses and downtime. The Real Estate segment’s operating income increased $1.3 million, due mainly to a sale of commercial acreage in Chenal Valley and to an increased margin on residential lot sales in 2014. Corporate expenses were $.5 million higher due to increased general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Nine Months Ended
	September 30,
	2014	2013
Net sales (millions of dollars)
Pine sawtimber	$12.9	11.1
Pine pulpwood	2.5	2.2
Hardwood sawtimber	.2	.2
Hardwood pulpwood	.9	.5
Oil and gas lease rentals	1.3	1.3
Oil and gas royalties	3.6	2.9
Hunting leases	1.9	1.8
Hauling to other mills	4.9	4.4
Sales volume (thousands of tons)
Pine sawtimber	534.2	502.1
Pine pulpwood	320.5	274.4
Hardwood sawtimber	4.4	3.4
Hardwood pulpwood	46.6	42.2
Sales price (per ton)
Pine sawtimber	$24	22
Pine pulpwood	8	8
Hardwood sawtimber	51	45
Hardwood pulpwood	18	12
Timberland
Net sales (millions of dollars)	$1.1	2.4
Sales volume (acres)	472	1,624
Sales price (per acre)	$2,344	1,484

Net sales for the first nine months of 2014 increased $2.8 million from 2013. Revenue from sales of pine sawtimber increased $1.8 million due to a six percent increase in the pine sawtimber harvest volume, due to timing of the harvest, combined with a $2 per ton higher average pine sawtimber sales price in 2014 when compared to 2013. Net sales from pine pulpwood were $.3 million higher than in 2013 due to a 17 percent increase in harvest volume. The increase in harvest volume of pine pulpwood was due to the composition of the timber on tracts being harvested. Net sales from hardwood pulpwood were $.4 million more in 2014 than in the same period of 2013 due to a higher harvest volume and average per-ton sales price. Sales of timberland were $1.3 million less in 2014 due to fewer acres sold, partially offset by a higher average sales price per acre received for sales in the 2014. Oil and gas royalties were $.7 million more than in the same period of 2013 due to increases in both natural gas production volume and the price received for natural gas. Revenue from hauling stumpage to other mills was $.5 million more in 2014 when compared to 2013. Operating income was $15.6 million, $2.2 million higher than in the first nine months of 2013, due to the same factors affecting net sales, combined with lower replanting expense, partially offset by increased expense for hauling to others and a higher cost of fee timber harvested in 2014.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Nine Months Ended
	September 30,
	2014	2013
Net sales (millions of dollars)
Lumber	$77.8	77.0
Residual by-products	7.5	9.7
Medium density fiberboard (“MDF”)[1]	50.3	32.7
Freight invoiced to customers	10.0	7.5
Lumber
Finished production (MMBF)	200.2	195.3
Sales volume (MMBF)	199.6	195.7
Sales price (per MBF)	$390	394
MDF (3/4 inch basis) [1]
Finished production (MMSF)	86.3	61.3
Sales volume (MMSF)	86.6	56.0
Sales price (MSF)	$581	583

[1]	Deltic acquired the remaining ownership of Del-Tin Fiber from its joint venture partner on April 1, 2013, and the amounts for 2013 include only activity from that date. Prior to the acquisition, Del-Tin Fiber was treated as an equity investment.

Net sales increased by $18.5 million. Of this increase, $16.6 million was primarily due to the inclusion of the net sales of Del-Tin Fiber in the Manufacturing segment for nine months of 2014 compared to only six months for 2013. Lumber sales revenue increased by $.8 million from the first nine months of 2013 mainly due to an increase in sales volume for the first nine months of 2014, partially offset by a lower average lumber sales price. Net sales in 2013 included $.6 million of net gains on involuntary conversion of assets, whereas 2014 had $.5 million in losses on disposal of assets. Total operating income decreased $6.8 million from the same period of 2013. The decrease in operating income was due to increased raw material log costs for the sawmills and an increased manufacturing cost per-unit at the MDF plant due to maintenance-related expenses and downtime.

As a result of the acquisition of Del-Tin Fiber, selected information below has been included for comparative purposes, which represents nine months results for Del-Tin Fiber for the prior year presented.

Nine Months Ended
September 30,
2013
MDF (3/4 inch basis)[2]
Net sales	$49.3
Finished production (MMSF)	91.4
Sales volume (MMSF)	85.1
Sales price (per MSF)	$580

[2]	Information presented for 2013 represents the nine months’ totals for Del-Tin Fiber of which the first three months were previously presented as information for the equity investment.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Nine Months Ended
	September 30,
	2014	2013
Net sales (millions of dollars)
Residential lots	$4.1	3.7
Commercial acres	.9	—
Chenal Country Club	4.8	4.9
Sales volume
Residential lots	45	50
Commercial acres	1.72	—
Average sales price (thousands of dollars)
Residential lots – per lot	$93	74
Commercial acres – per acre	501	—

Net sales increased $1.4 million when compared to 2013 due to the 2014 period including both a commercial acreage sale and higher revenues from residential lot sales in 2014. While the number of residential lots sold in 2014 decreased by 5 lots, the average per-lot sales price increased $19,000 per lot due to the mix of lots sold. The $1.3 million improvement in the Real Estate segment’s operating results was due mainly to the same factors affecting net sales, combined with lower property owner association assessment expense.

Corporate

Operating expense for the Corporate segment were $.5 million higher during the first nine months of 2014 versus 2013 due to increased general and administrative expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment increased $1.7 million to $13.1 million for the first nine months of 2014. The increase was mainly due to a higher volume of the timber transferred to the sawmills combined with a higher per-ton transfer price. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Income Taxes

The effective income tax rate was 32 percent for the nine months ended September 30 for both 2014 and 2013, and was less than the statutory rate due primarily to permanent tax differences. The effective tax rate for 2014 also benefited from the reversal of $.8 million in uncertain state tax positions due to the expiration of statute of limitations for certain 2010 tax returns, while the effective tax rate for 2013 was affected by a discrete tax item related to the gain on bargain purchase that was properly reported as a reduction in the bargain purchase gain rather than an increase in income tax expense.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $25.1 million for the first nine months of 2014 compared to $34 million for the same period of 2013. Cash from operations and borrowings under Deltic’s revolving credit facility have provided the cash needed for the Company’s capital expenditures and timberland acquisition expenditures. Changes in operating working capital, other than cash and cash equivalents required cash of $6.9 million in 2014 and provided cash of $1.2 million in 2013. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $12.1 million in the current-year period and $15.7 million a year ago. Capital expenditures by segment consisted of the following:

	Nine Months Ended
	September 30,
(Millions of dollars)	2014	2013
Woodlands	$3.2	3.2
Manufacturing	8.0	12.5
Real Estate, including development expenditures	1.4	1.2

Capital expenditures	12.6	16.9
Adjustment for non-cash accrued liabilities	(.5)	(1.2)

Capital expenditures requiring cash	$12.1	15.7

Timberland acquisition expenditures for the three months and nine months ended September 30, 2014, were $.1 million and $118.2 million, respectively, compared to $.1 million and $8.7 million for the three months and nine months ended September 30, 2013, respectively. Funds for acquisitions were provided by the Company’s revolving credit facility.

Deltic acquired the other half of Del-Tin Fiber from its joint venture partner for $5.2 million in cash and the assumption of $14.5 million in debt on April 1, 2013. Del-Tin Fiber has been considered a consolidated subsidiary of Deltic since that date. In the first three months of 2013, prior to Deltic’s acquisition of the other 50 percent ownership in Del-Tin Fiber, Deltic advanced $1 million to Del-Tin Fiber, and received repayments of $.8 million. The net change in purchased stumpage inventory to be utilized in the Company’s sawmilling operations provided cash of $.1 million in 2014 and required $1.9 million in 2013. The Company had net borrowings of $115 million in 2014 and had net borrowings of $2 million in the first nine months of 2013. The Company incurred $.8 million in fees to facilitate an amendment and extension of its unsecured and committed revolving credit facility in 2013, while there were no such costs in 2014. Dividends of $3.8 million were paid in the first nine months of both 2014 and 2013. Proceeds from exercises of stock options and the related tax benefits were $.4 million in 2014 and $1.2 million in 2013. The Company used $7.9 million in cash to purchase treasury stock in the first nine months of 2014, and $2.2 million in the same period of 2013.

Financial Condition

Working capital totaled $11.2 million at September 30, 2014, and $5.5 million at December 31, 2013. Deltic’s working capital ratio at September 30, 2014 was 1.52 to 1, compared to 1.25 to 1 at the end of 2013. Cash and cash equivalents at the end of the third quarter of 2014 were $4.7 million, an increase of $.3 million from the December 31, 2013 balance of $4.4 million. Deltic’s long-term debt to stockholders’ equity ratio was .753 to 1 at September 30, 2014 and .338 to 1 at December 31, 2013.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $340 million, and includes an option to request an increase in the amount of aggregate revolving commitments by $50 million. As of September 30, 2014, there was $136 million outstanding in borrowings on the credit facility, leaving $204 million available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Notes 9 and 10 to the consolidated financial statements included in the Company’s 2013 annual report on Form 10-K.)

The table below sets forth the covenants in the credit facility and senior notes payable and status with respect to these covenants as of September 30, 2014 and December 31, 2013.

	Covenants		Actual Ratios at	Actual Ratios at
	Requirements		Sept. 30, 2014	Dec. 31, 2013
Leverage ratio should be less than:[1]	.60 to 1		.430 to 1	.254 to 1
Total outstanding debt as a percentage of total debt allowed based on the minimum timbermarket value covenant:[2]	_	[2]	89.07%	48.24%
Fixed charge coverage ratio should be greater than:[3]	2.50 to 1		7.73 to 1	10.04 to 1

[1]	The leverage ratio is calculated as total debt divided by total capital. Total debt includes indebtedness for borrowed money, secured liabilities, obligations in respect of letters of credit, and guarantees. Total capital is the sum of total debt and net worth. Net worth is calculated as total assets minus total liabilities, as reflected on the balance sheet. This covenant is applied at the end of each quarter. The revolving credit facility requirement is for the leverage ratio to be less than .65 to 1.
[2]	Timber market value must be greater than 200 percent of total debt (as defined in (1) above.) The timber market value is calculated by multiplying the average price received for sales of timber for the preceding four quarters by the current quarter’s ending inventory of timber. This covenant is applied at the end of the quarter on a rolling four-quarter basis. The revolving credit facility requirement is for the timber market value to be greater than 175 percent of total debt (as defined in (1) above.)
[3]	The fixed charge coverage ratio is calculated as EBITDA (earnings before interest, taxes, depreciation, depletion, and amortization) increased by non-cash compensation expense and other non-cash expenses and decreased by dividends paid and income tax paid, divided by the sum of interest expense and scheduled principal payments made on debt during the period. This covenant is applied at the end of the quarter on a rolling four-quarter basis. This covenant only applies to the Senior Notes Payable.

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. As of September 30, 2014, the Company had expended a total of $24.6 million under this program, with the purchase of 538,526, shares at an average cost of $45.73 per share. To date, in 2014, 131,832 shares, at an average cost of $59.61 per share, have been purchased and 36,180 shares, at an average cost of $61.22 per share, were purchased in calendar year 2013. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 per share, and 419,542 shares at a $24.68 per share average cost, respectively.

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

(Millions of dollars)	Total	During 2014	2015 to 2016	2017 to 2018	After 2018
Contractual cash payment obligations
Real estate development committed capital costs	$10.9	.4	8.2	2.3	—
Woodlands committed capital costs	.1	.1	—	—	—
Manufacturing committed capital costs	9.5	7.2	2.3	—	—
Long-term debt	205.0	—	40.0	136.0	29.0
Interest on debt*	15.1	1.8	9.5	3.1	.7
Retirement plans	3.0	.4	.5	.5	1.6
Other postretirement benefits	4.8	.1	.8	.9	3.0
Other liabilities	5.4	2.7	2.7	—	—

	$253.8	12.7	64.0	142.8	34.3

Other commercial commitment expirations
Timber cutting agreements	$.6	.1	.5	—	—
Letters of credit	.6	—	.4	.1	.1

	$1.2	.1	.9	.1	.1

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 45,000 to 85,000 tons in the fourth quarter of 2014 and 580,000 to 620,000 tons for the year. Finished lumber sales volumes are estimated at 60 to 80 million board feet for the fourth quarter and 260 to 280 million board feet for the year. MDF sales volumes for the fourth quarter and year of 2014 are estimated to be 25 to 35 million square feet and 110 to 120 million square feet, respectively. Actual lumber and MDF sales volumes are subject to market conditions. Residential lot sales are projected to be 15 to 35 lots and 60 to 80 lots for the fourth quarter and the year, respectively. Even though commercial acreage in Chenal Valley has received interest from potential buyers, it is difficult to anticipate future closings due to the volatile nature of commercial real estate transactions and the significant number of factors related to any sale.

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

Based on their evaluation as of September 30, 2014, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2013 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of Shares
	Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs[1]
July 1 through July 31, 2014	68,581	$59.43	68,581	$10,372,403
August 1 through August 31, 2014	—	$—	—	$10,372,403
September 1 through September 30, 2014	—	$—	—	$10,372,403

[1]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. In December 2007, this plan was expanded by $25 million. There is no stated expiration date regarding this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Other Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date: October 31, 2014	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date: October 31, 2014	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date: October 31, 2014	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)