Form 10-K
period 2014-12-31
DELTIC TIMBER CORP
filed 2015-03-03
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2014, was $341,076,882. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 13, 2015, was 12,582,089.

Documents incorporated by reference:

The Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 23, 2015.

TABLE OF CONTENTS - 2014 FORM 10-K REPORT

PART I

Item 1. Business

Introduction

Deltic Timber Corporation (“Deltic” or the “Company”) is a vertically integrated natural resources company engaged primarily in the growing and harvesting of timber and the manufacturing and marketing of lumber and medium density fiberboard (“MDF”). Deltic owns approximately 530,000 acres of timberland, mainly in Arkansas and north Louisiana, stocked principally with Southern Pine, known in the industry as a type of “softwood.” The Company operates two lumber sawmills and one MDF plant, all located in Arkansas near the Company’s timberlands. In addition to its timber, lumber, and MDF operations, the Company is engaged in real estate development in central Arkansas.

The Company is organized into four segments: (1) Woodlands, which manages all aspects of the Company’s timberlands, including harvesting and sale of timber, timberland sales and acquisitions, oil and gas revenues, timberland management and leasing of hunting land; (2) Manufacturing, which consists of Deltic’s two sawmills that manufacture a variety of softwood lumber products and the Del-Tin Fiber plant that produces MDF; (3) Real Estate, which includes the Company’s four active real estate developments and a related country club operation; and (4) Corporate, which consists of executive management and the staff functions of accounting, legal, information systems, human resources, purchasing, treasury, and income tax that provide support services to the operating business units. The Company does not allocate the cost of maintaining these support functions to its operating units. Information concerning net sales, operating income, and identifiable assets attributable to each of the Company’s business segments is set forth in Part II of this report in Item 7, “Management’s Discussion and Analysis,” and Item 8, “Financial Statements and Supplementary Data,” Note 22, “Business Segments,” to the consolidated financial statements. Deltic is a calendar-year company for both financial and income tax reporting.

Forest Products Industry

Deltic is primarily a forest and wood products producer operating in a commodity-based business environment, with a diversification in real estate development. This environment is affected by a number of factors, including general economic conditions, U.S. employment levels, interest rates, credit availability and associated costs, lumber and building product imports and exports, foreign exchange rates, housing starts, inventories of new and existing homes, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, residential and commercial construction, capacity of and production levels of lumber producers, the availability of raw materials, utility costs, fuel costs, and weather conditions. The recovery of the U.S. housing market kept its slow, but steady, pace in 2014, as the number of housing starts reached one million for the first time since 2007. Discipline by the lumber producers has helped maintain pricing as the industry adjusts to changes in the U.S. and world economies. However, the historically volatile nature of the building product markets will continue to affect future demand and prices. Meanwhile, sawtimber prices have generally been more stable and typically experience a lag in timing of price changes when compared to lumber markets. Thus the improved lumber market of 2013 and 2014 caused 2014 stumpage prices to begin to increase from their historically low levels. The main items influencing pine sawtimber prices in Deltic’s operating area are demand from local mills and weather conditions. The demand in this region could increase in future years as sawmills increase capacity and production hours in anticipation of a full recovery for housing.

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

Woodlands

The Company owns approximately 530,000 acres of timberland, primarily in Arkansas and north Louisiana. Management considers these timberlands to be Deltic’s most valuable asset and the harvest of Company-owned stumpage to be a stable source of income. The Company follows Sustainable Forestry Initiative (“SFI”) Standards that promote sustainable forest management in North America through the use of core principles, objectives, performance measures and indicators to protect water quality, biodiversity, wildlife habitat, species at risk, and forests which have exceptional conservation value. The timberlands are actively managed to maximize their long-term value and increase productivity through responsible harvest plans, a commitment to reforestation, careful road construction, and other best management practices. The timber harvested from Company timberlands is either converted to lumber in the Company’s sawmills or sold in the domestic market. The Woodlands’ stumpage that is supplied to the Company’s sawmills is transferred at prices that approximate market in the sawmills’ operating area. Deltic’s strategy for growth includes the acquisition of additional timberland suitable for growing pine sawtimber in its current operating regions. This timberland management strategy also includes the identification of non-strategic timberland acres and higher and better use lands for possible sale. Timberland ownership also provides ancillary value through oil and gas lease rentals and royalties and recreational hunting land leases.

The approximate breakdown of the Company’s timberland acreage at year-end 2014 consisted of the following:

Acres
Pine plantation	340,300
Pine forest	124,500
Hardwood forest	6,200
Other	59,000

Total	530,000

The Company’s timberlands are well diversified by age class. Pine plantations are primarily less than 30 years old, with the majority ranging in age from 5 to 25 years. The timberland classified as pine forest are primarily stands of natural pine and contains mature timber that is ready to be harvested over the next several years and includes streamside-management zones. At the approximate age of 20 years, pine plantations begin transitioning from pine pulpwood to pine sawtimber.

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

Estimated inventory of standing timber as of December 31, 2014, consisted of the following:

Estimated Volume (Tons)

Pine timber
Sawtimber	15,062,000
Pulpwood	5,494,000

Hardwood timber
Sawtimber	1,368,000
Pulpwood	830,000

The Company’s annual harvest of pine sawtimber over the last several years has been used primarily by the sawmills of the Manufacturing segment, but at times it may be sold to third parties. Products that can be manufactured from this resource include dimension lumber, boards, and timbers, which are used mainly in residential construction. Deltic’s hardwood sawtimber is sold to third parties and is primarily used in the production of railroad ties, flooring, and pallets. Logs with a diameter of less than nine inches are considered to be pulpwood. Harvests of both pine and hardwood pulpwood are sold to third parties for use primarily in the manufacture of paper products.

Timber Growth. Timber growth rate is an important variable for forest products companies since it ultimately determines how much timber can be harvested on a sustainable basis. A higher growth rate permits larger annual harvests as replacement timber regenerates. Growth rates vary depending on species, location, age, and forestry management practices. The growth rate, net of mortality, for Deltic’s Southern Pine timber averages five to six percent of standing inventory per annum. The Company considers a 30 to 35 year rotation optimal for most of its pine plantations.

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

Deltic developed and currently operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, such as higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. However, this process does not involve genetic engineering. The seedlings are used when a site is completely replanted, as in the case of a final harvest of a mature stand. Primarily using seedlings grown from seeds produced at the orchard facility, the Company planted 14,182 acres in 2014, 17,800 acres in 2013, and 17,100 acres in 2012. In addition, the Company also replants part or all of any recently planted pine plantation acreage where there has been a high mortality rate. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission’s Best Management Practices. In addition, the Company has been certified under the SFI program with regards to its timberland management practices.

The Company’s silviculture program is designed to control undesirable, competitive vegetation in its forests and to increase pine growth rates and reproduction. The number of acres treated by Deltic under this program were 8,106, 11,900, and 13,300 in 2014, 2013, and 2012, respectively. In addition, the Company actively utilizes commercial thinning practices. Commercial thinning operations consist of the selective removal of trees within a stand, usually a plantation, to improve overall timber productivity and value by enhancing the growth of the remaining trees while generating revenues from the harvest.

Harvest Plans. Management views the timberlands as an asset with substantial inherent value beyond supplying its sawmills. The Company intends to continue to manage the timberlands on a sustainable-yield basis that permits regeneration of the timberlands over time and has no plans to harvest timber on an ongoing basis at levels that would diminish its timber inventory. In 2014, the Company harvested 622,607 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest up to 765,000 tons of pine sawtimber in 2015. The increase in the 2015 timber harvest is due to the acquisitions of timber and timberlands in 2014. The Company’s harvest plans are generally designed to project multi-year harvest schedules and are updated at least annually. Harvest plans are reviewed on a monthly basis to monitor performance and to make any necessary modifications to the plans in response to changing forestry conditions, market conditions, contractual obligations, regulatory limitations, weather conditions, and other relevant factors. Harvest plans can be affected by the projections of demand, price, availability of timber from other sources, and other factors that may be outside of the Company’s control; therefore, actual harvesting levels may vary. Management believes that the Company’s harvest plans are sufficiently flexible to permit modification in response to fluctuations in the markets for logs and lumber.

Access. Substantially all of the timberlands are accessible by a system of low impact and low maintenance roads. Deltic generally uses third-party contractors to conduct construction and maintenance of these roads. In addition, the Company exchanges access easements and cooperates with other area forest products companies, private landowners, and the U.S. Forest Service, as needed.

Wildlife Management. Deltic actively leases Company lands for recreational hunting purposes. As such, it monitors wildlife resources on Company property. The Company complies with the U.S. Endangered Species Act and strives to provide, maintain, and/or enhance habitats for all species with special biological or ecological concerns. For the years ended 2014, 2013, and 2012, the Company had hunting lease revenues totaling $2,685,000, $2,401,000, and $2,288,000, respectively. The Company leased the hunting rights on approximately 517,000, 448,000, and 444,000 acres in 2014, 2013, and 2012, respectively.

Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provided harvest planning, silvicultural improvements, and maintenance work for approximately 74,900 acres in 2014.

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

Timberlands considered for purchase are evaluated based on the proximity to mills, site index, timber stocking, and growth potential and may include tracts that range from cutover to fully-stocked. Approximately 236,000 acres of strategically located pine timberlands have been added since the 1996 inception of the acquisition program. Individual land purchases have ranged in size from 3 acres to 41,400 acres. The Company intends to continue to focus its acquisition program on timberlands in its current geographic area. Unlike other timber-producing areas of North America, most of the timberland in the southern U.S. is privately held, making it potentially available for acquisition. There can be no assurance that timber properties suitable for acquisition will be identified by the Company or that, once identified, such properties will ultimately be acquired by the Company.

Land Sales. In 1999, the Company initiated a program to identify for possible sale non-strategic timberlands and higher and better use lands. Approximately 45,300 acres of non-strategic timberlands have been sold since 1999.

Oil and Gas Revenues. Timberland ownership also provides ancillary value through oil and gas lease rentals and royalties. The Company receives oil and gas lease rental revenues when it agrees to grant certain mineral rights to third parties for periods that generally range from three to five years. Once production begins on leased mineral acres, oil and gas royalty income payments are received. Deltic earned oil and gas lease rental revenues of $1,662,000, $1,666,000, and $2,217,000, in 2014, 2013, and 2012, respectively, on related leased acres of 22,000, 25,700, and 33,200, respectively. For the years ended 2014, 2013, and 2012, the Company recorded revenues of $4,872,000, $3,991,000, and $3,336,000, respectively from oil and gas royalties. Severance taxes deducted from oil and gas royalty revenues were $607,000, $551,000, and $638,000, in 2014, 2013, and 2012, respectively. The total of all net oil and gas operating income as a percentage of the Woodlands operating income was 31 percent, 30 percent, and 27 percent, in 2014, 2013, and 2012, respectively.

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

Combined annual permitted capacity of the two mills at December 31, 2014, was 450 million board feet (“MMBF”). The Company’s lumber output increased to 268 MMBF in 2014 compared to 259 MMBF in 2013, as production was increased to match market demand. Adapting production levels to demand, improving mill efficiencies, and controlling manufacturing costs remain as key strategies for managing the current cycle of the lumber market.

Deltic’s MDF plant is located at El Dorado, Arkansas, near the Waldo Mill, and it manufactures and markets MDF under the trade name of Solidium. Construction of the plant was completed, and initial production began, in 1998. Deltic formerly owned 50 percent of this plant as a joint venture and has owned 100 percent of the plant since April 1, 2013. The plant’s rated annual production capacity is 150 million square feet (“MMSF”), on a  3/4-inch basis, of MDF. The plant’s production of MDF was 114 MMSF in 2014, 113 MMSF in 2013, and 120 MMSF in 2012.

MDF is used primarily in furniture, kitchen cabinets, laminate flooring, store fixtures, door parts, and molding and is sold mostly to wholesalers, retailers, and manufacturers. MDF is manufactured from sawmill residuals such as chips, shavings, and sawdust which are combined with an adhesive bond and are joined together under heat and pressure. Although the technology has existed for decades, continued improvements in the manufacture of MDF have increased both the quality and market acceptance of the product. MDF, with its real-wood appearance and the ability to be finely milled and to accept a variety of finishes, competes primarily with lumber.

The MDF plant provides an additional outlet for wood chip production from the Waldo Mill. The Company expects to continue to transfer a significant portion of its Waldo Mill’s residual wood shavings and chip production to the MDF plant. During 2014, 2013, and 2012, Deltic sold approximately $5,215,000, $3,520,000, and $3,652,000, respectively of these lumber manufacturing by-products to the MDF plant.

Capital Projects. Deltic has invested capital in its sawmills in recent years in order to increase production capacity and efficiency, decrease costs, improve safety, and expand their product mix. Major capital projects completed at the Ola Mill over the past several years include: (1) a gang saw control upgrade to improve operating efficiencies; (2) safety improvements, including upgrades to the planer blow system; (3) installation of a new log bucking deck to improve log recovery and increase throughput capacity; (4) trimmer and edger computer optimization upgrades to improve lumber recovery and quality; and (5) a machine stress rated (“MSR”) lumber machine.

At the Waldo Mill, major capital projects over the past several years include: (1) rebuilding of lumber drying kilns and boilers to improve quality and efficiency; (2) various safety improvements, including upgrades to the planer blow system; (3) an upgrade to the edger computerized optimizer to improve lumber recovery and quality; (4) an upgrade to the sawmill trimmer fence unit to improve lumber recovery; (5) replacement of an MSR lumber grading machine; and (6) beginning the conversion of one kiln to a continuous-feed model.

At the MDF plant, major capital projects completed, since the Company acquired 100 percent of the plant’s ownership, include: (1) a chain guide system; (2) refurbishment of the recuperator in the heat energy system; and (3) replacement of two press belts.

Raw Materials. In 2014, the Company’s two sawmills processed 1,124,690 tons of logs, either harvested from its timberlands or purchased from private landowners and the U.S. Forest Service. Practically all of the Woodlands segment’s harvest of pine sawtimber was transferred to the mills and provided 58 percent of the sawmills’ total raw material requirements.

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

In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement timber harvests from its own timberlands. The Company has an active timber procurement function for each of its sawmills. As of December 31, 2014, the Company had under contract 132,042 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next four years. During 2014, the Company harvested third-party stumpage and purchased logs from third parties totaling 468,271 tons. Of this volume, purchases from the U.S. Forest Service represented 13 percent. The balance of such purchased volume was acquired from private lands.

Due to the closure or curtailment of several mills which were in close proximity to the Company’s mills, there has been a greater availability of privately owned pine timber at lower stumpage prices due to the decreased demand. There is a substantial amount of other private timber acreage in proximity to each of Deltic’s sawmills; therefore, the sources of private timber are many and diverse. If additional sawmills come into production, the demand will likely increase and may lead to higher stumpage prices. The key factors in a landowner’s determination of whether to sell timber to the Company are price, the Company’s relationships with logging contractors, and the ability of the Company to demonstrate the quality of its logging practices to landowners. Typically, a landowner will be more likely to sell timber to a forest products company whose own land has been responsibly managed and harvested.

The MDF plant uses wood chips and shavings from Deltic’s sawmills as well as from other area lumber producers. The plant used 292,088 tons of fiber in 2014 of which 136,488 tons, or 47 percent, was provided by the Waldo Mill. Other raw materials used by the plant include resins and wax. The sources, availability, and pricing of these materials are considered reliable.

Residual Wood Products. The Company pursues waste minimization practices at both of its sawmills and seeks to sell all marketable by-products. Wood chips and shavings are usually sold to paper mills, plywood mills, or transferred to the MDF plant, and bark is frequently sold for use as fuel. Bark, sawdust, shavings, and wood chips that cannot be sold are used as fuel to fire the boilers that heat the drying kilns. The Company expects to continue to use a significant portion of its Waldo Mill’s residual wood shavings and chip production at the MDF plant.

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

Real Estate

The Company’s real estate operations were initiated to add value to former timberland which is strategically located in the growth corridor of west Little Rock, Arkansas. Development activities began in 1985 with the construction of Chenal Ridge, the initial, 85-lot neighborhood in Chenal Valley on the western edge of the Little Rock city limits. Since that time, the Company has been developing the remainder of Chenal Valley, a premier upscale planned community with approximately 4,300 acres of residential and commercial properties centered around two championship golf courses designed by Robert Trent Jones, Jr. The property has been developed in stages, and real estate sales to-date have consisted primarily of residential lots sold to builders or individuals and commercial acreage sold to area businesses or developers. All developed acreage in Chenal Valley has been annexed by the City of Little Rock. In 2014, Wildwood Place, a small-lot development located near Chenal Valley consisting of approximately 100 acres, was opened for development. Outside of Chenal Valley, Deltic created Chenal Downs, a 400-acre equestrian development with controlled access, featuring secluded, five-acre lots and is located just outside the Little Rock city limits. Red Oak Ridge, Deltic’s first development outside the Little Rock area, is located in Hot Springs, Arkansas and is an 800-acre upscale community being developed for residential, resort, or retirement living, that has been annexed by that city.

Residential Development. Residential lots were first offered for sale in Chenal Valley during the second half of 1986 with closings beginning in 1987. As of December 31, 2014, 2,846 lots have been developed in 35 neighborhoods, and 2,746 lots have been sold, with about 2,568 residences constructed or under construction. When fully developed, Chenal Valley could include approximately 4,600 single-family residences. However, the actual number of residences in Chenal Valley will depend on final land usages and lot densities. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acres to 2.25 acres, and the lot sales price over the life of the development has ranged from $25,000 per lot to over $335,000 per lot. Residential lots in Wildwood Place, Deltic’s new development located near Chenal Valley, were offered in 2014, and 22 of those lots were sold as of December 31, 2014.

The first phase of Chenal Downs was opened in December 1997, followed by a second phase in November 2000. By the end of 2014, 65 of the 76 developed lots were sold. Lot prices in Chenal Downs range from $89,000 to approximately $187,000. In Red Oak Ridge, the first two neighborhoods were offered for sale in 1998, with a third neighborhood offered in late 2005. Many of these lots overlook one of two private lakes. These neighborhoods offer a choice of either estate-sized home sites or garden-home sized lots. As of the end of 2014, 94 of the 135 lots offered have been sold, with prices ranging from $30,000 per lot to $195,000 per lot.

Commercial Development. Commercial development activity to-date has consisted of the sale of approximately 391 acres, including approximately 2 acres in 2014 which were part of the Company-owned retail center’s outparcels, while there were no commercial acreage sales in 2013 or 2012. Commercial property sales to-date have consisted of retail store locations, an office building constructed by the Company on a nine-acre site, multi-family residence sites, convenience store locations, a bank office building site, a site for a 38-acre open-air shopping center, a 37-acre site for a medical center, and outparcels surrounding a retail center constructed and owned by the Company. Under current development plans, Chenal Valley will include approximately 815 acres of commercial development when fully completed.

In 1998 construction was completed on the initial section of Rahling Road, a major connector street to Chenal Parkway, and it provided greater access to Chenal Valley’s commercial acreage. Located at the center of this commercial property is a Company-owned 35,000-square-foot retail center. The retail center was completed in early 2000 and offers retail and office space for lease. The center is surrounded by 17 outparcels, ranging in size from 0.2 to 1.8 acres. To-date, 12 of these outparcels have been sold. St. Vincent Hospital opened its Chenal-based medical center in 2011, and the success of the shopping center known as “The Promenade at Chenal” continues to stimulate interest in the Company’s nearby available commercial property.

No commercial acreage is included in Chenal Downs, and a small amount of commercial property is planned for Red Oak Ridge. The Company will begin to develop and offer commercial sites in Red Oak Ridge as population density increases.

Infrastructure. Infrastructure and other improvements to support the development and sale of residential and commercial properties are funded directly by the Company or through real property improvement districts. Such properties are developed only when sufficient demand exists and substantially all infrastructure is completed. Future infrastructure investments are primarily for the development and sale of additional property.

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

Home Construction. Historically, the Company’s focus with regards to residential real estate development has been on lot development only. However, Deltic has constructed a limited number of speculative homes within its Red Oak Ridge development located in Hot Springs, Arkansas. At December 31, 2014, Deltic had four of the constructed homes available for sale.

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

Chenal Downs has been fully developed, but development of Red Oak Ridge is in the early stages, currently consisting of the first three of several planned neighborhoods, the initial infrastructure placement, and two man-made lakes that serve as the core amenity.

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

Timber. Timber harvested from the timberlands is utilized by the Company’s sawmills or sold to third parties. The Company’s sales of timber to third parties accounted for approximately two percent of consolidated net sales in 2014 and 2013, and four percent in 2012. The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood manufacturing facilities, and accessibility.

Land Sales. Timberland sold by the Company to third parties consists of both non-strategic timberland, including hardwood bottomland suitable for recreational use, and lands with potential for higher and better use and amounted to less than one percent of consolidated net sales in 2014, one percent in 2013, and two percent in 2012.

Lumber and MDF Products. The Company’s sawmills produce a wide variety of products, including dimension lumber, boards, and timbers. Lumber is sold primarily to wholesaler distributors, lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams. During 2014, 2013, and 2012, lumber sales as a percentage of consolidated net sales were approximately 45 percent, 50 percent, and 60 percent, respectively. MDF is sold primarily to wholesaler distributors, retailers, and manufacturers in the United States and is used in residential remodeling and the manufacturing of flooring, cabinets, molding, furniture, and store fixtures. Deltic began reporting MDF sales effective April 1, 2013, when it acquired 100 percent of the Del-Tin Fiber plant, formerly a joint venture reported as an equity method investment. During 2014, MDF sales as a percentage of consolidated net sales were 29 percent, and for the nine months ended December 31, 2013, it was 23 percent.

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

Residual Wood Products. The Company’s sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During 2014, 2013, and 2012, third-party sales of these residual products accounted for 4 percent, 6 percent, and 11 percent, respectively, of Deltic’s consolidated net sales. Wood chips are the primary source of residual sales and are typically used at the MDF plant or sold to paper mills. In 2014, Deltic’s sawmills produced 347,655 tons of wood chips. The Company expects to continue to use a significant portion of its wood chip production in the manufacture of MDF.

Hunting Land Leases. Deltic leases hunting rights for its Woodlands to individuals and groups with its main competitors being other landowners. Per-acre price and location are the primary factors in leasing woodland hunting rights. Hunting lease revenues accounted for one percent of consolidated net sales in 2014 and 2013 and two percent in 2012.

Oil and Gas. The Company has approximately 22,300 net mineral acres of Company-owned land either currently under lease or held by production. Once production begins, oil and gas royalty payments are received. Oil and gas lease rental payments are recognized as income over the term of the lease, and oil and gas royalty payments are recognized as income when received. Oil and gas lease rental income accounted for one percent of consolidated net sales in 2014 and 2013 and two percent in 2012. Oil and gas royalty revenue accounted for two percent of consolidated net sales in 2014, 2013, and 2012. Oil and gas royalty income is dependent upon the number of producing wells, volume extracted, and market prices, none of which are controlled by the Company.

Real Estate. The Company develops and markets residential lots and commercial sites and also sells undeveloped acreage. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. Deltic generally provides the supporting infrastructure as part of the development. Other landowners or developers are Deltic’s competitors in its real estate markets and are seeking the same customer base, with each competitor marketing the benefits of its site locations, related infrastructure, or amenities. During 2014, 2013, and 2012, the sales of residential lots and commercial sites as a percentage of consolidated net sales were four percent, three percent, and two percent, respectively. The sale of commercial property can have a significant impact on the Company’s sales but is unpredictable and sporadic.

Seasonality

The Company’s operating segments are subject to variances in financial results due to several seasonal factors. Increased housing starts and home remodeling projects during the spring usually push up lumber prices. Forestry operations generally incur silvicultural treatment expenses in the third quarter, because they are applied during the fall season in order to achieve maximum effectiveness.

Environmental Matters

The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, including laws relating to air and water quality, greenhouse gas emissions, the use of herbicides on timberlands, regulation of “wetlands,” and the protection of endangered species. Environmental legislation and regulations, and the interpretation and enforcement thereof, are expected to become increasingly stringent. The Company has made, and will continue to make, expenditures to comply with such requirements in the ordinary course of its operations. Historically, these expenditures have not been material, and the Company expects that this will continue to be the case. Liability under certain environmental regulations may be imposed without regard to fault or the legality of the original actions and may be joint and several with other responsible parties. As a result, in addition to ongoing compliance costs, the Company may be subject to liability for activities undertaken on its properties prior to its ownership or operation and for activities by third parties, including tenants. The Company is not involved with any such sites at this time. The Company leases the rights to drill for oil and gas on some of its lands to third parties. Pursuant to these leases, the lessee is to indemnify the Company from environmental liability relating to the lessee’s operations. Based on its present knowledge, the Company is not aware of any facts that indicate the Company will be required to incur any material costs relating to environmental matters. Under currently applicable laws and regulations, the Company believes environmental matters are not likely to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

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

As of January 31, 2015, the Company and consolidated subsidiaries had 541 employees.

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

Limitations on the Company’s Ability to Harvest Timber

Revenues from the Company’s future operations will depend to a significant extent on its ability to harvest timber pursuant to its harvest plans from its 530,000 acres of timberlands (the “Timberlands”). Harvesting of the Timberlands may be affected by various natural factors, including damage by fire, insect infestation, disease, prolonged drought, severe weather conditions, ice storms, higher than normal amounts of rainfall, and other causes. The effects of these natural factors may be particularly damaging to young timber. To the extent possible, the Company implements measures to limit the risk of damage from such natural causes. The Company is a participant with state agencies and other timberland owners in cooperative fire fighting and fire surveillance programs. In addition, the Timberlands’ extensive system of access roads, firelines, and the physical separation of various tracts provide some protection against fire damage. Nonetheless, one or more major fires on the Timberlands could adversely affect Deltic’s operating results. The Timberlands may also be affected by insect infestation, particularly by the southern pine beetle, and by disease. Additionally, the Timberlands may be affected by severe weather conditions, especially ice storms, tornados, and heavy winds. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting the Timberlands will, in fact, be so limited. As is typical in the forest products industry, the Company does not maintain insurance coverage with respect to damage to the Timberlands. The Company does, however, maintain insurance for loss of logs due to fire and other occurrences following their receipt at the Company’s sawmills.

Operation of Sawmills

The Company’s sawmills are located at Ola in central Arkansas and Waldo in south Arkansas. The operations of the sawmills are dependent on various factors, and there can be no assurance that the Company will be able to continue such operations at current levels of production or that suspension of such operations may not be required in the future. One such factor is the ability of the Company to procure sufficient logs at suitable prices. The Company obtains logs for its sawmills from the Timberlands, other private sources, and federal lands. As previously discussed, prices for logs are cyclical and affected primarily by demand for lumber and other products produced from logs. Another such factor is the ability of the Company to find an outlet for the large volume of residual wood products that result from the milling process. The Company currently markets such products to third parties for the production of paper and other uses. In addition, the Company uses a significant portion of its residual wood chips at its MDF plant. The continued operation of the sawmills is subject to the risk of business interruption in the event of a fire or other natural disaster, regulatory actions, or other causes. Deltic mitigates this risk through the procurement of casualty and business interruption insurance. On January 30, 2013, the Board of Review of the American Lumber Standard Committee approved new design values for all sizes and grades of visually graded Southern Pine dimension lumber. The new design values became effective on June 1, 2013. Using MSR machines and visual lumber graders, the Company is capable of providing several product options to its customers. One such option is MSR lumber. The Company anticipates no material impact to its lumber business from these design value changes.

MDF Plant

The Del-Tin Fiber plant manufactures and markets MDF and is located near El Dorado, Arkansas. Construction of the plant was completed and initial production began in 1998, and Deltic became the sole owner on April 1, 2013. Previously Del-Tin Fiber was a joint venture owned 50 percent by Deltic and treated as an equity investment. Demand for MDF is subject to many of the same factors as other wood products such as housing starts, furniture production, residential improvements, import fluctuations, and industry capacity. The industry is also facing higher costs resulting from compliance with California Air Resources Board (“CARB”) regulations. Additionally, the MDF plant operations are subject to risk of business interruption due to fire or other natural disasters, regulatory actions, or other causes. Casualty and business interruption insurance is used to mitigate this risk.

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

Federal and State Environmental Regulations

The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, the provisions and enforcement of which are expected to become more stringent in the future. The Company has made, and will continue to make, non-material expenditures to comply with such provisions. Based on currently available information, the Company believes environmental regulation will not materially adversely affect the Company, but there can be no assurance that environmental regulation will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company in the future. In December 2012, the Environmental Protection Agency issued new Major Source Boiler Maximum Achievable Control Technology, “Boiler MACT,” rules that are effective in early 2016. The Company is in the process of reviewing the rules as they apply to the mill facilities and is unable at this time to estimate the cost of compliance with these new rules. Climate control legislation being considered by Congress or potentially more restrictive guidelines issued by governmental regulatory agencies are examples of changes that, if approved, could increase compliance costs as well as direct manufacturing expenses.

Geographic Concentration and Risk Associated with Real Estate Development

The Company’s real estate development projects are located in central Arkansas, specifically, in and west of Little Rock, Arkansas and in Hot Springs, Arkansas. Accordingly, the Company’s real estate operations are particularly vulnerable to any economic downturns or other adverse events that may occur in this region and to competition from nearby residential housing developments. The Company’s results of operations may be affected by the cyclicality of the homebuilding and real estate industries. Factors influencing these industries include changes in population growth, general and local economic conditions, employment levels, consumer confidence and income, housing demand, new and existing housing inventory levels, availability and cost of financing, mortgage interest rates and foreclosures, and changes in government regulation regarding the environment, zoning, real estate taxes, and other local government fees. In addition, the tightening of credit and economic recession could delay or deter commercial real estate activity and may affect the Company’s operating results.

General Economic Conditions

The ongoing recovery of the housing industry, combined with a steady improvement in the general economy, could provide a positive impact to the operating results for the Company. Similarly, a deterioration of the global credit markets could adversely affect the Company’s access to capital. Deltic’s customers’ and suppliers’ ability to obtain financing could negatively affect the Company’s business if their ability to operate or fund transactions is impaired.

Reliance on Key Personnel

The Company believes that its continued success will depend in a large part on its ability to attract and retain highly skilled and qualified personnel. The Company offers management incentives in a manner that are directly linked to the Company’s performance, which the Company believes will facilitate the attraction, retention, and motivation of highly skilled and qualified personnel. In this regard, the Company has taken steps to retain its key personnel, including the provision of competitive employee benefit programs. Although the Company will seek to employ qualified individuals, in the event that officers or other key employees of the Company cease to be associated with the Company, there is no assurance that such individuals can be engaged by the Company.

Dividend and Stock Repurchase Policy

Payment of dividends is the means by which Deltic makes distributions to its shareholders of the profits and cash flows generated by the Company’s business operations. These dividends are declared by the Company’s Board of Directors on a quarterly basis. The Company’s dividend strategy is to grow the amount of the dividend over time, at a rate of increase that is believed to be sustainable. In addition, Deltic has a stock repurchase program authorized by the board of directors. The timing and amount of future dividend increases and repurchases of the Company’s common stock are based on the estimated trend for future earnings and cash flows, taking into account other potential uses of the Company’s capital resources including, but not limited to, acquisition opportunities, capital expenditures for existing operations and debt repayments.

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

The Company’s properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, sawmill property, a medium density fiberboard plant, and residential and commercial real estate held for development and sale. As of December 31, 2014, the Company’s timber and timberlands, sawmills, MDF plant, and investment in real estate held for development and sale consisted of the following:

Timberland acres by state:
Arkansas	522,960
Louisiana	6,840
Texas	152
Sawmill locations and permitted annual capacity in million board feet:
Ola, Arkansas	165
Waldo, Arkansas	285
MDF plant location and design-rated annual capacity in million square feet based on 3/4-inch panel thickness:
El Dorado, Arkansas	150
Real Estate properties in acres:
Little Rock, Arkansas	5,696
Hot Springs, Arkansas	791
Real Estate sales office building in Little Rock, Arkansas

(For further information on the location and type of the Company’s properties, see the descriptions of the Company’s operations in Item 1.)

Item 3.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The age (at January 1, 2015), present corporate office, and length of service in office of each of the Company’s executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

Ray C. Dillon - Age 59; President and Chief Executive Officer and a director of the Company, effective July 1, 2003. Prior to joining the Company, Mr. Dillon was employed at Gaylord Container Corporation where, from April 2000 through December 2002, he was Executive Vice President, and preceding his election as Executive Vice President, he was Vice President, Primary Product Operations from April 1997.

Kenneth D. Mann - Age 55; Vice President, Treasurer, and Chief Financial Officer, effective May 1, 2007. From September 2004 to April 2007, Mr. Mann was Controller for the Company. From September 2002 to September 2004, Mr. Mann was Manager of Corporate Governance and Investor Relations. From January 1997 to September 2002, Mr. Mann was Assistant Controller.

Jim F. Andrews, Jr. - Age 50; Vice President, General Counsel, and Secretary, effective October 15, 2010. From July 2001 to October 2010, Mr. Andrews served as in-house legal counsel for the Company.

Kent L. Streeter - Age 54; Vice President of Operations, effective November 16, 2003. Prior to joining the Company, Mr. Streeter was Operations Manager of a large paper mill located in the Southeastern United States from January 1997, which has been owned since April 2002, by Temple-Inland, Inc. and prior to that by Gaylord Container Corporation.

David V. Meghreblian - Age 56; Vice President of Real Estate, effective November 16, 2003. From May 2000 to November 2003, Mr. Meghreblian was Vice President of Operations for the Company. From November 1996 to April 2000, Mr. Meghreblian was General Manager of Planning and Investor Relations for the Company. Prior to such time, Mr. Meghreblian was General Manager of Project Development, a position he held beginning in November 1995.

Byrom L. Walker - Age 53; Controller, effective May 1, 2007. From March 2006 to May 2007, Mr. Walker was Manager of Financial Reporting for the Company. Prior to joining the Company, Mr. Walker was Corporate Controller for Teris, LLC, a division of Suez S.A., a position he held from 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol “DEL”. The following table sets forth the high and low prices, along with the quarterly dividends paid, for each of the quarters indicated:

	Sales Price		Dividend per
	High	Low	Common Share
2014
First Quarter	$67.77	61.00	.10
Second Quarter	$66.86	58.51	.10
Third Quarter	$69.74	58.05	.10
Fourth Quarter	$69.79	61.95	.10

2013
First Quarter	$73.97	68.48	.10
Second Quarter	$68.64	57.29	.10
Third Quarter	$67.77	57.70	.10
Fourth Quarter	$71.50	59.75	.10

Common stock dividends were declared to be paid for each quarter during 2014 and 2013. As of December 31, 2014, there were approximately 788 stockholders of record of Deltic’s common stock.

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. On December 13, 2007, Deltic announced an expansion of its repurchase program by $25 million. On December 18, 2014, Deltic announced another $25 million expansion of the program. There is no stated expiration date regarding this authorization. There were purchases of 131,832 shares under the program in 2014. Information pertaining to this plan for the fourth quarter of 2014 is presented in the table below.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
October 1 through October 31, 2014	—	—	—	$10,372,403

November 1 through November 30, 2014	—	—	—	$10,372,403

December 1 through December 31, 2014	—	—	—	$10,372,403

Information regarding securities authorized for issuance under equity compensation plans required by this item is contained in Item 12 of this Form 10-K and is incorporated herein by reference.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities (cont.)

The graphed stock performance represents the cumulative total return for the Company’s common stock compared to issuers with similar capitalization and to peer industry issuers for the period December 31, 2009, through December 31, 2014. The calculated returns assume an investment of $100 on December 31, 2009, and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2014.

(Thousands of dollars, except per share amounts)	2014	2013	2012	2011	2010
Results of Operations for the Year

Net sales	$227,355	199,702	140,908	121,847	141,623
Operating income	$34,396	35,663	17,132	7,459	17,909
Net income	$19,662	26,192	9,235	2,659	12,397
Comprehensive income/(loss)	$10,930	37,616	4,861	(4,344)	14,880
Earnings per common share
Basic	$1.56	2.06	.73	.21	.99
Assuming dilution	$1.55	2.05	.73	.21	.99
Cash dividends declared per common share	$.40	.40	.30	.30	.30
Net cash provided/(required) by
Operating activities	$31,527	42,142	24,082	14,639	28,898
Investing activities	$(132,299)	(33,792)	(16,835)	(11,112)	(864)
Financing activities	$99,159	(9,589)	(4,925)	(4,067)	(28,986)
Percentage return on
Average stockholders’ equity	7.27	10.6	4.0	1.2	5.6
Average borrowed and invested capital	5.52	9.2	4.6	2.3	5.3
Average total assets	3.93	6.6	2.7	.8	3.5

Capital Expenditures for the Year

Woodlands	$4,038	3,836	4,026	4,559	4,503
Manufacturing	$12,311	16,532	2,478	3,570	5,330
Real Estate	$3,934	4,267	2,996	4,223	3,859
Corporate	$49	14	7	87	235

	$20,332	24,649	9,507	12,439	13,927

Timberland acquisition expenditures	$118,203	8,919	14,527	3,258	1,641

Financial Condition at Year-End

Working capital	$13,120	5,484	5,566	3,618	2,520
Current ratio	1.81 to 1	1.25 to 1	1.43 to 1	1.28 to 1	1.16 to 1
Total assets	$527,269	411,344	353,209	341,870	343,273
Long-term debt	$203,000	90,000	63,000	64,000	65,611
Stockholders’ equity	$267,641	266,272	232,230	227,123	230,011
Long-term debt to stockholders’equity ratio	.758 to 1	.338 to 1	.271 to 1	.282 to 1	.285 to 1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Deltic Timber Corporation (“Deltic” or the “Company”) is a vertically integrated natural resources company operating in a commodity-based business environment that is engaged in the growing and harvesting of timber, as well as the manufacturing and marketing of lumber and medium density fiberboard (“MDF”), combined with a major diversification in real estate development. The Company owns approximately 530,000 acres of timberland, mainly in Arkansas and north Louisiana. Deltic has two sawmills and one MDF plant. One of the sawmills is located in central Arkansas at Ola (the “Ola Mill”), the other sawmill is located in south Arkansas at Waldo (the “Waldo Mill”), near its MDF plant (“Del-Tin Fiber”) at El Dorado, Arkansas. The Company has four real estate developments that are located in central Arkansas.

The Company is organized into four segments: (1) Woodlands, which manages all aspects of the timberlands including the harvest and sale of timber, timberland sales and acquisitions, oil and gas leases and royalties, timberland management, and hunting land leases; (2) Manufacturing, which consists of Deltic’s two sawmills that manufacture a variety of softwood lumber products and the Del-Tin Fiber plant that produces MDF; (3) Real Estate, which includes the Company’s real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. The Company currently does not allocate the cost of maintaining these support functions to its operating units. Deltic is a calendar-year company for both financial and income tax reporting.

The forest and wood products business is affected by a number of factors, including general economic conditions, U.S. employment levels, interest rates, credit availability and associated costs, lumber and building product imports, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, utility costs, fuel costs, and weather conditions. The U.S. housing market has continued to improve on a pace that appears to be sustainable, but continued strengthening of the U.S. economy is needed to keep the current recovery progressing. Given its relative size and the nature of most commodity markets, the Company has little or no influence over the market’s pricing levels for its wood products. Deltic manages its vertical integration strategy to achieve the maximum performance from the Company’s diverse asset base, while seeking opportunities to increase the Company’s timberland base, investing in capital projects to improve productivity in its manufacturing facilities, and managing production hours to meet market demand, while at the same time working to control costs and expenses to the extent possible.

Significant accomplishments for the Company’s operating segments during the year of 2014 include: (1) the Woodlands segment’s harvest of approximately 623,000 tons of pine sawtimber; (2) the acquisition of approximately 72,200 acres of strategic pine-growing timberland; (3) year-over-year increased sales volume of both lumber and MDF; (4) the Real Estate segment’s 51 percent increase in residential lots sold combined with an 11 percent higher average per-lot sales price; and (5) the sale of aproximately two acres of commercial real estate.

The Woodlands segment is the Company’s core operating segment, with its pine timberlands providing the foundation for Deltic’s vertically integrated structure. These timberlands currently supply about one-half of the raw material stumpage needs of the Company’s sawmills. This segment reported operating income of $19.1 million in 2014, a 14 percent increase from 2013 results, primarily due to increased revenues from the harvest of pine sawtimber and pine pulpwood, combined with higher revenue from oil and gas royalties. The pine sawtimber harvest volume of 2014 was 623,000 tons, compared to 605,000 tons in 2013, while the pine sawtimber average sales price increased $2 per ton from the prior year, to $24 per ton in 2014. The 2014 pine pulpwood harvest volume was 391,000 tons, a 15 percent increase from 2013, due mainly to the mix of products growing on specific tracts of land harvested. The pine pulpwood average sales price for both years was $8 per ton. The Company continues to manage the harvest of its forests on a sustainable-yield basis.

Over the long-term, there has been some correlation between pine lumber prices and pine sawtimber prices, but in the short-term, the geographical size differential between the pine lumber and pine sawtimber markets can result in the two acting independently of each other. Pine sawtimber buyers within Deltic’s local operating area are mainly sawmills. These mills are subject to a relatively fixed level of raw material requirements that is driven by the facilities’ required production levels. These production levels, combined with the weather within a specific region, can influence the price of pine sawtimber. Changes in pricing levels within the lumber market typically do not have an immediate effect on the existing demand for raw materials in the short-term; therefore, the resulting impact on pine sawtimber prices will usually lag in timing and will be less volatile than that of the market for pine lumber. This trend would also be true in the short-term during times of a depressed lumber market. Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the size or existence of markets for manufactured lumber and other wood products.

Timberland designated as higher and better use consists of tracts with market values that exceed the land’s worth as a pine timber-growing platform. Deltic’s approximately 57,000-acre timberland holdings in the expanding westward growth corridor of Little Rock, Arkansas, are an example of such land. Non-strategic timberland acres are composed of tracts of hardwood bottomland that are unsuitable for growing pine timber, tracts of pine timberland that are too small to allow efficient timber management, tracts geographically isolated from other Company fee lands, or any other acreage not deemed strategic to Deltic’s operations or growth. The Company sold approximately 500 acres of timberland in 2014. Proceeds from these sales, along with a portion of the cash flow generated by operations and borrowings under the Company’s revolving credit facility, were used to purchase approximately 72,200 acres of strategic pine-producing timberland for $118.2 million during 2014. (For additional information about Deltic’s timberland sales and acquisitions, refer to Note 5 to the consolidated financial statements.)

In addition to timber harvests, the Company receives other benefits from land ownership that are reported as income in the Woodlands segment. These include revenues from hunting leases, oil and gas lease rentals and royalties, land management fees, and easement and rights-of-way payments. The segment reported hunting lease income of $2.7 million in 2014 and $2.4 million in 2013. Total oil and gas revenues, consisting of lease rentals and net royalties, were $5.9 million in 2014, compared to $5.1 million in 2013. The Company has under lease or held by production approximately 18,100 net mineral acres in the Fayetteville Shale Play, an unconventional natural gas reservoir being developed in the state of Arkansas. During 2014, the Company received net royalty payments of $3.9 million from gas produced from wells in which the Company has a royalty interest in the Fayetteville Shale Play, compared to $2.9 million in 2013. The increase was due primarily to higher natural gas prices and an increase in the volume of gas produced by natural gas wells in which the Company has a royalty interest. Gas production from newly drilled wells continued to offset the decline in production from older wells. The Company’s total net oil and gas royalty income, inclusive of the Fayetteville Shale Play, was $4.2 million in 2014 and $3.4 million in 2013. Total income from oil and gas lease rentals was $1.7 million in both 2014 and 2013. The ultimate benefit to Deltic from oil and gas leases remains speculative and unknown to the Company, and is contingent on the successful completion of producing wells on Company lands and the prices received for crude oil and natural gas as evidenced by the impact of a decline in natural gas and oil prices in the second half of 2014.

The Manufacturing segment reported operating income of $31.5 million in 2014, a decrease of $7 million from 2013, due mainly to higher raw material costs for the logs used to manufacture lumber and to lower operating results for the Company’s MDF plant primarily due to maintenance-related costs and downtime. Housing starts for 2014 slightly exceeded one million for the first time since 2007. Wood products producers increased production at a pace that equaled the increase in consumption, leading to relatively flat sales prices compared to 2013 for lumber and MDF, while the price for sawlogs increased. Though this provided a benefit to the Company’s Woodlands segment, it caused decreased margins for each unit of lumber sold. To partially offset the higher raw material costs at the sawmills, greater efficiencies in production have been achieved. Deltic focused on improving these production efficiencies, as well as the cost structure for its lumber mills, as evidenced by the continued year-over-year improved hourly productivity rates. During 2014, the Company also performed both maintenance repairs and capital improvements to the MDF plant to increase uptime percentages. As with any commodity market, the Company expects the historical volatility of lumber and MDF prices to continue in the future, and management will continue to respond by adjusting production levels to match market demand.

The Real Estate segment reported operating income of $1.1 million in 2014, an improvement of $2.5 million from 2013’s results, due to increases in both the number of residential lots sold and the average sales price per lot sold due to the mix of lots sold. This benefit was combined with a sale of commercial acreage in 2014. In the third quarter of 2014, the Company offered 23 residential lots in a new small-lot development, named Wildwood Place, which is located near Deltic’s Chenal Valley development. Sales contracts for 22 of these lots were closed by year-end. The Company has begun development on additional residential lots in this development. Future development will be determined by market demand.

The number of developed, while uncommitted, residential lots available in Chenal Valley, Chenal Downs, and Red Oak Ridge were 100, 11, and 41, respectively. The Company continues to focus on the long-term financial returns from the total build-out of the Chenal Valley, Wildwood Place, and Red Oak Ridge developments as the housing market continues its steady progress toward recovery.

A tabular summary of Deltic’s residential real estate activity is as follows:

Residential Lots		Lots Sold in 2014	Lots Sold Since Inception	Unsold Developed Lots	Future Lots to Develop	Estimated Total Lots

Development	Market
Chenal Valley	Little Rock	74	2,746	100	1,803	4,649
Wildwood Place	Little Rock	22	22	1	228	251
Chenal Downs	Little Rock	—	65	11	—	76
Red Oak Ridge	Hot Springs	1	94	41	1,015	1,150
Acquired lots	Various	1	7	5	—	—

		98	2,934	158	3,046	6,126

The Company recorded a sale of approximately 2 acres of commercial acreage located within Chenal Valley, compared to no sales in 2013. The Company’s commercial real estate acreage continues to receive interest from prospective buyers as property located near the key intersection of Chenal Parkway and Rahling Road in the Chenal Valley development are areas of current and future expected activity. Future trends for commercial real estate sales are difficult to predict, and prices are influenced by multiple factors, which include intended use of the site, property location, and acres available. There is no commercial acreage included in the Chenal Downs development. Red Oak Ridge, the Company’s Hot Springs area development, will include a small amount of commercial acreage to be determined by the actual land usages. The Company will begin to develop and offer commercial sites as this development’s population density increases.

A tabular summary of Deltic’s commercial real estate activity is as follows:

Commercial Acres		Acres Sold in 2014	Acres Sold Since Inception	Acres Remaining	Estimated Total Acres

Development	Market
Chenal Valley	Little Rock	2	391	424	815

Deltic’s real estate activities primarily involve development of residential lots and commercial acreage; in addition, the Company constructed a small number of speculative homes in the Red Oak Ridge development to serve as a catalyst for increasing lot sales activity. This activity is reviewed for potential triggering events that would require impairment testing, when it is appropriate. However, management is of the opinion that no such event has occurred.

A tabular summary of Deltic’s speculative home activity is as follows:

Development	Market	Homes Sold in 2014	Homes Constructed Since Inception	Homes Sold Since Inception	Homes Unsold

Red Oak Ridge	Hot Springs	1	15	11	4

In 2013, equity in earnings of Del-Tin Fiber was $1.1 million and represented Deltic’s share of the earnings of the joint venture in the first quarter of 2013 prior to its acquisition of the remaining 50 percent ownership from its joint venture partner. The step acquisition of Del-Tin Fiber in 2013 resulted in a gain of $3.2 million recognized on the previously held investment and was reported in other income. Additionally, Deltic recorded a bargain purchase gain of $3.4 million related to the acquisition, which reflects the excess of the fair value of the net assets over the purchase price that was paid for those assets. Since April 1, 2013, the results of Del-Tin Fiber’s operations have been included in the consolidated financial statements and were included in the Company’s Manufacturing segment. For additional information, refer to Note 4 to the consolidated financial statements.

Significant Events

During 2014, the Company utilized a portion of the cash flow generated from operations and borrowings under its revolving credit facility to acquire approximately 72,200 acres of timberland, mainly in its Ola operating region, for approximately $118.2 million. These acquisitions will give the Company more certainty in meeting raw material requirements for the Ola sawmill.

On November 18, 2014, the Company amended and restated its unsecured and committed revolving credit facility. Pursuant to the amendment and restatement of the Revolving Credit Agreement, the amount of the aggregate revolving credit commitments was increased from $340 million to $430 million; the term of the agreement was extended to November 18, 2019, while the pricing of the applicable margins and commitment fees percentages were unchanged. The funds available through this agreement will enable Deltic to take full advantage of growth opportunities as they present themselves.

On December 1, 2014, the Company entered into an agreement, the First Amendment of Amended and Restated Note Purchase Agreement (“Amendment”), with American AgCredit, PCA to amend and restate certain financial covenants related to the Company’s Series A Senior Notes in the principal amount of $40,000,000 contained in its Amended and Restated Note Purchase Agreement dated March 30, 2007. With the Amendment: (1) the Leverage Ratio in Section 10.15 was raised from .60 to 1.00 to .65 to 1.00; (2) the Fixed Charge Coverage Ratio in Section 10.16 and Consolidated Net Worth covenant in Section 10.17 were eliminated; and (3) the minimum Timber Market Value in Section 10.18 was reduced from 200% of outstanding Total Senior Indebtedness to 175% of outstanding Total Senior Indebtedness. Additionally, the Company’s wholly-owned subsidiary, Del-Tin Fiber, became a Subsidiary Guarantor under the Amendment. These changes resulted in the covenants for the Senior Notes being the same as for the revolving credit facility.

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the three years ended December 31, 2014, 2013, and 2012. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2014	2013	2012
Net sales
Woodlands	$37.0	33.8	37.3
Manufacturing	189.6	168.0	105.9
Real Estate	16.3	11.7	11.0
Eliminations	(15.5)	(13.8)	(13.3)

Net sales	$227.4	199.7	140.9

Operating income
Woodlands	$19.1	16.8	18.4
Manufacturing	31.5	38.5	18.1
Real Estate	1.1	(1.4)	(2.1)
Corporate	(17.4)	(18.0)	(17.4)
Eliminations	.1	(.2)	.1

Operating income	34.4	35.7	17.1

Equity in earnings of Del-Tin Fiber	—	1.1	1.0
Interest and other debt expense,net of capitalized interest	(5.4)	(4.6)	(4.1)
Gain on bargain purchase	—	3.4	—
Other income	.3	3.2	—
Income taxes	(9.6)	(12.6)	(4.8)

Net income	$19.7	26.2	9.2

Earnings per common share
Basic	$1.56	2.06	.73
Assuming dilution	$1.55	2.05	.73

Consolidated

Net income for 2014 was $19.7 million, $6.5 million less than in 2013, primarily due to decreased operating income from the Company’s Manufacturing segment and no acquisition-related gains similar to those reported in 2013, partially offset by increased operating income from the Woodlands and Real Estate segments, combined with lower Corporate segment operating expense. Net income for 2013 was $26.2 million, $17 million more than in 2012, primarily due to increased operating income from the Company’s Manufacturing segment and gains of $6.6 million recognized as a result of the acquisition of Del-Tin Fiber.

Operating income for 2014 was $34.4 million, a decrease of $1.3 million from 2013. The Woodlands segment’s operating income increased $2.3 million due primarily to increased revenues from timber harvested and oil and gas net royalties in 2014. The Manufacturing segment’s operating income decreased $7 million from 2013, primarily due to lower results from the Company’s MDF plant and an increased cost of lumber sold for the sawmills. The Real Estate segment’s operating income increased $2.5 million due to an increase in the number of residential lots sold and a sale of commercial real estate acreage. Corporate operating expense decreased $.6 million due to lower general and administrative expenses, primarily incentive plan expenses.

Operating income for 2013 of $35.7 million increased $18.6 million when compared to 2012. The Woodlands segment’s operating income decreased $1.6 million mainly due to reduced revenues resulting from a decreased pine pulpwood harvest. The Manufacturing segment’s operating income increased $20.4 million over 2012, due to a higher average sales price for lumber sold and the inclusion of Del-Tin Fiber results in the segment operations subsequent to the April 1, 2013 acquisition, partially offset by a lower lumber sales volume. The Real Estate segment’s operating results improved by $.7 million due to the gross margin from increased sales of residential lots. Corporate operating expense increased $.6 million due to higher general and administrative expenses, primarily professional fees.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	2014	2013	2012
Net sales (millions of dollars)
Pine sawtimber	$15.2	13.4	13.1
Pine pulpwood	3.2	2.8	4.0
Hardwood sawtimber	.3	.3	.3
Hardwood pulpwood	1.1	.6	.9
Oil and gas lease rentals	1.7	1.7	2.2
Oil and gas royalties	4.9	4.0	3.3
Hunting leases	2.7	2.4	2.3
Hauling stumpage to other mills	6.2	5.5	7.6

Sales volume (thousands of tons)
Pine sawtimber	623	605	607
Pine pulpwood	391	340	475
Hardwood sawtimber	5	6	9
Hardwood pulpwood	58	56	72

Sales price (per ton)
Pine sawtimber	$24	22	22
Pine pulpwood	8	8	8
Hardwood sawtimber	52	45	38
Hardwood pulpwood	19	12	12

Timberland
Net sales (millions of dollars)	$1.1	2.6	2.8
Sales volume (acres)	472	1,677	1,776
Sales price (per acre)	$2,300	1,500	1,600

Woodlands segment net sales in 2014 increased $3.2 million, or nine percent, when compared to 2013. The pine sawtimber harvest for the current year increased by three percent, and the average sales price per ton harvested increased nine percent. The pine pulpwood harvest volume increased 15 percent from the prior year, while there was no change in the average pine pulpwood sales price. Revenues from hardwood pulpwood sales increased $.5 million, primarily due to a 58 percent increase in the average per-ton sales price. Revenues from the sale of timberland decreased $1.5 million due to fewer acres sold in 2014. Oil and gas royalty revenues increased $.9 million due to an increase in both the gas production volume and average sales price received for natural gas. The increase in volume produced was due to the increase in the number of wells in production. Hunting lease revenues were $.3 million more in 2014 versus 2013 due to the increase in acreage leased and average lease rate per acre leased. Revenues from hauling stumpage to other mills were $.7 million higher in 2014 than in 2013.

Woodlands segment net sales in 2013 decreased $3.5 million, or nine percent, when compared to 2012. The pine pulpwood harvest volume was 28 percent lower than the prior year due to the composition of the specific tracts of timberland being harvested. Revenue from oil and gas royalty payments was higher because of an increase in the average price received for natural gas produced, partially offset by lower gas production volumes. Oil and gas lease rentals were lower due to the expiration of the original lease period on some net mineral acreage, while most of those acres are being held by production and not subject to lease renewal fees. Revenue for hauling stumpage to other mills was $2.1 million lower in 2013 than in 2012.

Operating income for the Woodlands segment for 2014 increased $2.3 million, or 14 percent, from 2013, due to the items affecting net sales, combined with the impact of a higher cost of fee timber harvested, lower replanting cost, and higher cost of hauling stumpage to other mills.

Operating income for the Woodlands segment for 2013 decreased $1.6 million, or nine percent, from 2012, due to the items affecting net sales, combined with higher replanting cost in 2013 and lower cost of hauling stumpage to other mills.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	2014	2013	2012
Net sales (millions of dollars)
Lumber	$102.9	100.2	84.4
Residual by-products	10.1	12.6	16.1
Medium density fiberboard (“MDF”)[1]	65.0	45.6	N/A
Freight invoiced to customer	12.6	10.1	5.5

Lumber
Finished production (MMBF)	268	259	271
Sales volume (MMBF)	268	261	273
Sales price (per MBF)	$383	384	309

MDF (3/4-inch basis)[1]
Finished production (MMSF)	113.7	82.4	N/A
Sales volume (MMSF)	111.9	78.6	N/A
Sales price (per MSF)	$581	579	N/A

[1]

Information presented for 2013 represents the totals for Del-Tin Fiber after April 1, 2013, the date of acquisition, and is included in the consolidated financial statements. Prior to the acquisition, Del-Tin Fiber was treated as an equity method investment.

As a result of the acquisition of Del-Tin Fiber, selected information below has been included for comparative purposes, which represents full-year results for Del-Tin Fiber for the years presented.

	2013	2012
MDF (3/4-inch basis)[2]
Net sales (millions of dollars)	$69.2	70.2
Finished production (MMSF)	112.8	119.9
Sales volume (MMSF)	107.7	120.1
Sales price (per MSF)	$578	523

[2]

Information presented for 2013 and 2012 represents the totals for the Del-Tin Fiber joint venture of which the first three months of 2013 and all of the prior years were previously presented as information for an equity investment.

The Manufacturing segment’s net sales in 2014 increased $21.6 million, or 13 percent, compared to 2013, due primarily to the inclusion of the net sales of the MDF plant in the Manufacturing segment for twelve months in 2014 compared to nine months in 2013. The average lumber sales price for 2014 was essentially unchanged from 2013, while the lumber sales volume increased nearly three percent.

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

Operating income for the Manufacturing segment decreased $7 million in 2014 when compared to 2013, due primarily to higher raw material log costs, increased maintenance-related expenses and downtime in the MDF plant, and losses on disposal of equipment, combined with the fact that there were no gains from involuntary conversion in 2014 similar to those reported in 2013.

Operating income increased $20.4 million in 2013 from the prior year, with approximately $16.4 million of the increase due to the increase in the average lumber price, $3.1 million attributed to the inclusion of Del-Tin Fiber results in the Manufacturing segment since April 1, 2013, and $.9 million related to a gain on involuntary conversion of assets.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	2014	2013	2012
Net sales (millions of dollars)
Residential lots	$8.2	4.9	3.5
Commercial acres	.9	—	—
Speculative homes	.3	—	.5
Chenal Country Club	6.3	6.4	6.7

Sales volume
Residential lots	98	65	50
Commercial acres	1.7	—	—
Speculative homes	1	—	1

Average sales price (thousands of dollars)
Residential lots	$84	76	70
Commercial acres	501	—	—
Speculative homes	300	—	491

Net sales for the Real Estate segment in 2014 increased $4.6 million from the prior year due to increased revenues from residential lot sales, the sale of commercial acreage in 2014, and the sale of a speculative home.

The Real Estate segment’s net sales for 2013 increased $.7 million from the prior year due to revenues from increased residential lot sales, partially offset by lower revenues at Chenal Country Club.

Real Estate operating income in 2014 increased $2.5 million from 2013 due to the increase in the number of residential lots sold, an increase in the average per-lot sales price, the margin on a sale of commercial acreage, and lower property owners’ association assessment expense.

The 2013 operating loss was $.7 million less than in 2012 due to the increase in the number of residential lots sold, combined with a higher gross profit margin per lot sold during 2013.

Corporate

Operating expense in 2014 for Corporate functions was $.6 million less than in 2013 due to lower general and administrative expenses, primarily employee incentive plan expenses.

The $.6 million increase in operating expense for Corporate functions in 2013, when compared to 2012, was due to higher general and administrative expenses, primarily professional fees, including fees that were related to the acquisition of the additional 50 percent interest in Del-Tin Fiber, and employee incentive plan expenses resulting from the improved financial results for the year.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands segment to the Manufacturing segment were $15.5 million in 2014, $13.8 million in 2013, and $13.3 million in 2012. The $1.7 million increase during 2014 was due primarily to a higher per-ton transfer price and larger volume of sawtimber harvested from fee timberlands and transferred to the sawmills. Transfer prices are approximately that of market.

Equity in Del-Tin Fiber

For the year ended December 31, 2013, equity in earnings of Del-Tin Fiber recorded by the Company was $1.1 million compared to $1 million in 2012. The equity in earnings for 2013 reflects only the results for the three months ended March 31, 2013, because on April 1, 2013, Deltic completed the acquisition of the remaining ownership interest of Del-Tin Fiber and subsequently reported the results of Del-Tin Fiber as a consolidated subsidiary as part of the Manufacturing segment. For additional information, refer to Note 4 to the consolidated financial statements.

Interest Expense

Interest expense for 2014 increased $.8 million from 2013 due primarily to the related interest expense on borrowings for timberland acquisitions in 2014.

Income Taxes

The effective income tax rate was 33 percent in 2014 and 2013 and 34 percent in 2012. The lower effective income tax rate for 2014, when compared to statutory rates, was due to the tax effect of the reversal of the uncertain tax liability due to the statute of limitations and permanent tax benefits. The decrease in the effective income tax rate for 2013, when compared to 2012, was due to the tax effect of the gain on bargain purchase, which was properly reported as a reduction in the gain rather than an increase in income tax expense, and to greater permanent tax benefits in that year.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $31.5 million for the year ended December 31, 2014, which compares to $42.1 million for 2013 and $24.1 million for 2012. Changes in operating working capital other than cash and cash equivalents required cash of $9.2 million in 2014 and provided cash of $5.9 million in 2013 and $2.5 million in 2012. The Company’s accompanying consolidated statements of cash flows and Note 18 of the consolidated financial statements identify other differences between income and cash provided by operating activities for each reported year.

Total capital expenditures, by segment, for the years ended December 31, 2014, 2013, and 2012 are presented in the following table.

(Millions of dollars)	2014	2013	2012
Woodlands, including non-cash land exchanges	$4.0	3.9	4.1
Manufacturing	12.3	16.5	2.5
Real Estate, including development expenditures	3.9	4.3	3.0
Corporate	.1	—	—

Total capital expenditures	20.3	24.7	9.6
Adjustment for non-cash accrued liabilities	(.7)	(1.3)	(.1)

Total capital expenditures requiring cash	$19.6	23.4	9.5

Timberland acquisitions for 2014 included approximately 72,200 acres at a cost of $118.2 million, 7,000 acres at a cost of $8.9 million in 2013, and 10,000 acres at a cost of $14.5 million in 2012. Funds for current-year acquisitions were provided by the Company’s operations and its revolving credit facility. Reforestation site preparation and planting required $3.9 million in 2014, $3.5 million in 2013, and $3.9 million in 2012, and were the result of expansion of the Company’s planting program due to final harvests of mature stands necessitating regeneration and to recent acquisitions of timberland.

Manufacturing capital expenditures during 2014 included $5.2 million at the Ola sawmill, $4 million at the Waldo sawmill, and $3.1 million at the MDF plant. Ola sawmill expenditures consisted of $2 million for an edger installation, $1 million for an OLI primary breakdown optimization upgrade, $.7 million for a trimmer sorter upgrade, $.6 million to begin work on replacing a direct-fired kiln, and $.9 million for various mill upgrades and equipment replacements. Capital expenditures at the Waldo sawmill consisted of $2.1 million for conversion to a continuous-feed kiln, $.8 million for a gang saw optimization, and $1.1 million on various mill upgrades and equipment replacements. Del-Tin Fiber’s capital expenditures included $1.4 million for press belts, $.5 million to rebuild a face refiner, and $1.2 million for various plant upgrades and equipment replacements.

Manufacturing capital expenditures during 2013 included approximately $7 million at the Ola sawmill, $6.8 million at the Waldo sawmill, and $2.7 million at the Del-Tin Fiber plant. The Ola expenditures consisted of $2.3 million to replace lumber sheds destroyed in December 2012, $.9 million to replace a direct-fired kiln, $.7 million for loaders and forklifts, $.6 million for hardsurfacing, and $2.5 million for various mill upgrades and equipment replacements. Waldo capital expenditures included $2.7 million for a new automatic grading system, $.9 million to begin conversion to a continuous-feed kiln, and $3.2 million for various mill upgrades and equipment replacements. Capital expenditures at Del-Tin Fiber were $1.3 million for the chain guide system, $1 million to refurbish the recuperator in the plant’s heat energy system, and $.4 million for replacement of various plant machines.

The majority of capital expenditures at the Ola sawmill during 2012 were maintenance related and included $.8 million for various machinery upgrades and replacements, $.3 million for truck scales, $.2 million to complete the MSR lumber machine installation, and $.1 million for a planer sorter. Capital expenditures at the Waldo sawmill included $.2 million for a debarker replacement, $.2 million for kiln upgrades, and $.7 million for various machinery upgrades and replacements.

Capital expenditures for Real Estate operations related to the cost of residential lot development totaled $1.3 million in 2014, $2.4 million in 2013, and $1 million in 2012. Capital expenditures for commercial development totaled $.6 million in 2014 and $.2 million in 2012, while there were none in 2013. There was $.1 million in land-acquisition expenditures in 2013, but no land-acquisition expenditures in either 2014 or 2012. Infrastructure-related projects required $1.7 million in 2014, $1.4 million in 2013, and $1 million in 2012. Expenditures for golf course maintenance equipment at Chenal Country Club totaled $.3 million in both 2014 and 2013, and $.2 million in 2012. The Company expended $.1 million in 2013 and $.5 million in 2012 on clubhouse renovations at Chenal Country Club, while there were no expenditures in 2014.

Deltic had commitments of $14.4 million for capital projects in progress at December 31, 2014. The Woodlands segment had committed $.2 million and the Manufacturing segment had $5.5 million committed and the Real Estate segment had committed $8.7 million, primarily for infrastructure.

The net change in purchased stumpage inventory provided cash of $.8 million in 2014, required cash of $1.5 million in 2013, and provided cash of $1.2 million in 2012. Advances to Del-Tin Fiber by the Company while it was an equity method investee amounted to $1 million and $2.2 million in 2013 and 2012, respectively. The Company received cash repayments from Del-Tin Fiber of $.8 million in 2013 prior to the April 1, 2013 acquisition and $4 million in 2012. The Company used $5.2 million in cash and the assumption of $14.5 million in debt on April 1, 2013 to acquire Del-Tin Fiber. Funds held by trustees of $.6 million was to be used to acquire timberland designated as “replacement property” as required for income tax-deferred exchanges decreased $.6 million in 2012, while there was no activity in either 2014 or 2013. Initiation fees received from members joining Chenal Country Club are accounted for as a reduction in cost basis of the club rather than net sales and amounted to $.3 million in 2014 and 2013, and $.4 million in 2012. Proceeds from the sale of strategic timberland of $.6 million were included as an investing cash inflow in the consolidated statements of cash flows in 2014.

The Company borrowed $120 million under its revolving credit facility in 2014 and used $118 million of proceeds to finance the timberland acquisition of 72,200 acres. Cash flow from operations provided funds for the repayment of $7 million under the revolving credit facility in 2014. During 2013, the Company borrowed $12 million and repaid $14 million under its revolving credit facility for a net repayment of $2 million. During 2012, Deltic borrowed $18 million and repaid $19 million under its revolving credit facility and paid the final installment of $1.1 million to Modern Woodmen of America for a net debt reduction of $2.1 million.

Deltic used $7.9 million and $2.2 million of cash provided by operations to fund purchases of treasury stock in 2014 and 2013, respectively, while there were no share repurchases in 2012. Cash required to pay common stock dividends was $5.1 million in 2014 and 2013, and $3.8 million in 2012. Proceeds from stock option exercises amounted to $.3 million, $.8 million, and $1.2 million, in 2014, 2013, and 2012, respectively. Tax benefits from exercises of stock-based compensation were $.2 million in 2014, $.4 million in 2013, and $.6 million in 2012. The Company incurred $.7 million in fees in 2014 and $.8 million in fees in 2013 to facilitate amendments and extensions of its unsecured and committed revolving credit facility, while there were no such costs in 2012. (For more information about the credit agreement, refer to Note 9 in the consolidated financial statements.) Costs of $.6 million in 2014, and $.7 million in 2013 and 2012, were paid for commitment fees related to Deltic’s revolving credit facility.

Financial Condition

Working capital at year-end totaled $13.1 million in 2014 and $5.5 million in 2013. Deltic’s working capital ratio at December 31, 2014, was 1.81 to 1, compared to 1.25 to 1 at the end of 2013. Cash and cash equivalents at the end of 2014 were $2.8 million, compared to $4.4 million at the end of 2013. The total indebtedness of the Company at December 31, 2014 was $203 million, compared to $90 million total debt at December 31, 2013. Deltic’s long-term debt to stockholders’ equity ratio at December 31, 2014 was .758 to 1, compared to .338 to 1 at the end of 2013.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, expanding lumber production as market conditions allow, and developing residential and commercial properties at Chenal Valley and Red Oak Ridge. The Company’s capital expenditures budget for the year 2015 provides for expenditures totaling $57.9 million. In addition, the Company budgeted $5 million for timberland acquisitions. Capital, timberland acquisitions, and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company’s estimated cash flows from operations, borrowings or repayments under credit facilities, or general economic conditions.

To facilitate these growth plans, the Company has an agreement with a group of banks that provides an unsecured and committed revolving credit facility. As of December 31, 2014, this facility totaled $430 million, with $134 million outstanding in borrowings leaving $296 million available, and includes an option to request an increase of $50 million in revolving commitments. The facility will mature November 18, 2019. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 9 to the consolidated financial statements.)

The table below sets forth the ratio requirements of the covenants in both the revolving credit facility and Senior Notes Payable and the status with respect to these covenants as of December 31, 2014 and 2013.

	Covenants Requirements		Actual Ratios at Dec. 31, 2014	Actual Ratios at Dec. 31, 2013
Leverage ratio should be less than:[1]	.65 to 1		.432 to 1	.254 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	74.94%	48.24%

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007 the Company’s Board of Directors expanded the program by $25 million and in December 2014 expanded it by another $25 million. As of December 31, 2014, the Company had expended a total of $24.6 million under this program, with the purchase of 538,526 shares at an average cost of $45.73 per share; in 2014, 131,832 shares at an average cost of $59.61 per share were purchased, and 36,180 shares were purchased at an average cost of $61.22 per share in 2013, while there were no shares purchased in 2012. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the eligible employees of Deltic, excluding employees of the subsidiaries. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering eligible employees, except for employees of the subsidiaries. These plans consist of a health care plan, which is contributory with participants’ contributions adjusted as needed, and a noncontributory life insurance plan. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way, or which would cause the 2014 reported plan information not to be necessarily indicative of future operating performance or future financial condition. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 16 to the consolidated financial statements.)

As of December 31, 2014, the Company is not involved in any unconsolidated special-purpose entity transactions.

Tabular summaries of the Company’s contractual cash payment obligations, estimated obligations, and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2015	2016 to 2017	2018 to 2019	After 2019
Contractual cash payment obligations
Real estate development committed capital costs	$11.5	8.7	2.8	—	—
Woodlands committed capital costs	.2	.2	—	—	—
Manufacturing committed capital costs	5.5	5.5	—	—	—
Long-term debt	203.0	—	40.0	134.0	29.0
Interest on debt[1]	16.8	4.8	7.0	4.4	.6
Funded retirement plan[2]	1.2	1.2	—	—	—
Unfunded retirement plan[3]	4.2	.3	.5	.5	2.9
Other postretirement benefits[4]	5.3	.4	.8	.9	3.2
Other liabilities	2.9	2.1	.8	—	—

	$250.6	23.2	51.9	139.8	35.7

Other commercial commitment expirations
Timber cutting agreements	$.5	.4	.1	—	—
Letters of credit	.6	.2	.2	.2	—

	$1.1	.6	.3	.2	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

[2]

The Company’s funded pension plan payments are based on estimated minimum required contributions for year one as provided by the Company’s consulting actuary. Deltic is not able to reliably estimate the required contributions beyond year one. Benefits paid by the funded pension plan are paid through a trust. Estimated payments from the trust to retirees are not included in this table.

[3]

The Company’s unfunded retirement plan payments are based on expected future benefit payments as disclosed in Note 16 – Employee and Retiree Benefit Plans in the notes to consolidated financial statements for years one through ten. Deltic cannot reliably estimate the payments beyond year ten as they are not provided by the Company’s actuary and are subject to a variety of factors.

[4]

Included in other postretirement benefits are payments under the Company’s other postretirement benefit plan based on expected future benefit payments as disclosed in Note 16 – Employee and Retiree Benefit Plans in the notes to consolidated financial statements for years one through ten. Deltic cannot reliably estimate the payments beyond year ten as they are not provided by the Company’s consulting actuary and are subject to a variety of factors.

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

Other Matters

Impact of Inflation — General inflation has not had a significant effect on the Company’s operating results during the three years ended December 31, 2014. The Company’s timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy, employment levels, new and existing housing inventories, lending restrictions, and long-term interest rates, specifically as such may manifest themselves in the central Arkansas region.

Market Risk — Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates; however, the Company entered into no such instruments during the three-year period ended December 31, 2014. Deltic held various financial instruments at December 31, 2014 and 2013, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from contractual debt guarantees and letters of credit issued for the benefit of Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to the previous tabular summary of the Company’s other commercial commitment expirations and to Note 13 to the consolidated financial statements.)

Interest Rate Risk — The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments’ fair value but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company’s long-term debt, including current maturities, and letters of credit at December 31, 2014 were $207.1 million and $.6 million, respectively. A one percentage-point increase in prevailing interest rates would result in a decrease in the estimated fair value of long-term debt by $1 million, while the fair value of contractual guarantees and the Company’s letters of credit would be unchanged. Fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities.

Foreign-Exchange Rate Risk — The Company currently has no exposure to foreign-exchange rate risk, because all of its financial instruments are denominated in U.S. dollars.

Commodity Price Risk — The Company has no financial instruments subject to commodity price risk.

Equity Security Price Risk — None of the Company’s financial instruments have potential exposure to equity security price risk.

The preceding discussion of the Company’s estimated fair value of its financial instruments and the sensitivity analyses resulting from hypothetical changes in interest rates are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the Company’s current expectations and involve uncertainties. These forward-looking market risk disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects that could impact Deltic’s business as a result of changes in interest rates, foreign-exchange rates, commodity prices, or equity security prices.

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

1)	Investment in Real Estate Held for Development and Sale — Real estate held for development and sale includes direct costs of land, land development, and indirect costs, including amenities. Indirect and amenity costs are allocated to individual lots or acreage sold based on relative sales value. Direct costs are allocated to the specific neighborhood or commercial real estate acreage, while indirect costs for the Company’s four development areas – Chenal Valley, Wildwood Place, Chenal Downs, and Red Oak Ridge – are allocated to neighborhoods over the entire respective development area based on relative retail values. Management makes the determination of future indirect development costs and the potential future retail value and in so doing considers, among other factors, the cost projections for its development plans provided by independent professional engineering consultants and retail values as provided by independent appraisers.

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

Deltic’s Investment in Real Estate Held for Development and Sale primarily consists of residential lots, commercial acreage, and undeveloped acreage marketed to others for further development. Deltic periodically evaluates its holdings for indications of conditions that would lead to an impairment analysis as required by accounting for subsequent measurement of property, plant, and equipment. Since sales of commercial real estate acreage are both unpredictable and sporadic, assessment of the recoverability of the investment in this acreage is considered routinely by the Company. However, Deltic’s residential and commercial acreage held for development and sale both consist of lands primarily composed of former legacy timberland in which the Company has a relatively low cost basis, such that sales of commercial real estate acreage and residential lots have historically yielded gross margins of approximately 83 percent and 49 percent, respectively. Based on the level of the gross margin percentage realized on commercial acreage previously sold, the Company estimates that sales prices for commercial acreage would have to decline substantially for there to be a possibility of an impairment of the investment in this asset. The difference in the gross margin percentages realized for commercial real estate acreage and residential lot sales is primarily attributable to the fact that direct development cost of a specific tract is typically incurred by the buyer/developer for commercial acreage but by Deltic for residential lots. In addition to the positive margins earned on its prior commercial acreage sales, information utilized by the Company in assessing the recoverability of its commercial real estate acreage held for sale, includes listed prices for commercial sites and sales prices for commercial acreage sale transactions in the area reported in local business publications. The indirect infrastructure required to develop residential lots for sale is shared by the commercial acreage held for sale, and as such, the Company allocates the costs incurred in the Chenal Valley development among all properties based on their estimated net realizable value. Due to this allocation process, which is updated annually, costs are not differentiated between commercial and residential property for purposes of reporting carrying value. However, based on historical percentages of costs allocated to commercial acreage sold, the carrying value of Deltic’s commercial acreage approximates $21.1 million at December 31, 2014. With the current percentage of gross margin realized on sales of commercial acreage, the estimated fair value of this asset is substantially in excess of its carrying value.

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

The Company classifies its timberlands and fee timber as either strategic or non-strategic. Strategic timberlands, including pine forest and pine plantations, are prime pine sawtimber- growing platforms located within or immediately adjacent to the Company sawmills’ operating regions. Deltic manages these acres using modern silviculture methods to achieve optimal volume and quality of its pine sawtimber. The Company harvests sawtimber and pulpwood in accordance with its harvest plans and generally converts sawtimber into lumber in its own sawmills and sells pulpwood in the market. Upon harvest, strategic timberlands are reforested. The Company’s timberland acquisition program is focused on the acquisition of timberland in its current operating regions. The Company considers the acquisition and the occasional sale of strategic timberlands as investing activities. The Company has legacy hardwood and other acreage which either cannot be harvested for conversion in Company sawmills, reforested as pine plantations, managed efficiently using modern silviculture methods due to the size of the tract or proximity to other Deltic fee timberlands, or all three. These timberlands have been identified as non-strategic and/or higher and better use timberlands and are expected to be sold over time. The Woodlands segment manages an annual program to sell a portion of these non-strategic timberlands and/or harvest hardwoods for the sale to third parties. The Company considers this program as an operating activity of its Woodlands segment.

In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, the Company enters into like-kind exchange (“LKE”) tax-deferred transactions. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property, and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash, because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to Deltic by the intermediary and are reclassified as available cash, and applicable income taxes are determined. Amounts deposited with a third party towards the potential future purchase of property are included in deferred charges and other assets in the consolidated balance sheets and as an investing activity shown as funds held by trustee in the consolidated statements of cash flows. There were no funds deposited with a LKE intermediary at December 31, 2014, 2013, or 2012. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, Deltic includes the assets held by the exchange accommodation titleholder in timber and timberland assets on the consolidated balance sheets and recognizes any income or expense attributed to the property in the consolidated income statements.

The key components of the Timber and Timberlands policy are: (1) management’s decision to maintain separate timber cost pools for each legal entity within the Deltic consolidated group and (2) the required estimation of timber inventory volume, by species, for each of these companies in order to calculate the cost of fee timber harvested per ton. Management has elected to maintain a separate cost pool for the timber owned by each company, thus resulting in a different cost per ton for fee timber harvested for each. The mix of harvest by company for any period can significantly affect the amount of cost of fee timber harvested expense reported. Per-ton costs for 2014 ranged from $4.94 to $24.08 per ton for pine sawtimber. Had the Company opted to use a composite depletion rate, cost of pine sawtimber harvested would have been $.5 million less in 2014, $.4 million more in 2013, and $.5 million more in 2012, ($.3 million for each year, net of applicable income taxes) than as reported, due to the mix of harvest by company during the year. In determining these rates, management must estimate the volume of timber existing on its timberlands. To estimate these fee timber inventories, the Company relies on its experienced forestry personnel and their use of statistical information and data obtained by actual physical measurements and other information-gathering techniques. The recognized cost of fee timber harvested is impacted by the accuracy of this volume estimation. (For additional information about the Company’s timber and timberlands, refer to Note 5 to the consolidated financial statements.)

Assets used in the Woodlands segment shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The recoverability test is based on undiscounted future cash flows over the expected life of the asset. Impairment recognition and measurement would occur at the lowest level for which Deltic has identifiable cash flows. At December 31, 2014, the composite basis in fee timber was $9 per ton assuming no future growth. Gross margin on pine sawtimber for 2014, when the average sales price was $24 per ton, was 77 percent. A harvest cycle (which ranges between 20 and 35 years) would be used to evaluate the recoverability of the Company’s timber and timberlands. Due to the long life and low basis, the Company does not expect to incur impairment loss in the future for its timber and timberland assets.

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

The Company uses historical volatility over the ten-year trading life of its stock to determine weighted expected volatility assumptions. The expected dividend yield is based on the Company’s average dividend yield from 2010 to 2013. The expected option term is based on the term of the option, historical exercise, and expiration experience. Risk-free interest rates are based on historical rates and forward-looking factors. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors.

Assumptions for the 2014, 2013, and 2012 valuation of stock options and restricted stock performance units consisted of the following:

	2014	2013	2012
Weighted expected volatility	37.38%	37.78%	38.78%
Dividend yield	.55%	.58%	.61%
Expected term of options (in years)	6.27	6.27	6.27
Risk-free interest rate – stock options	2.99%	1.98%	2.00%
Risk-free interest rate – restricted stock performance units	1.23%	.60%	.60%

5)	Revenue Recognition — The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed and determinable, and (4) collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue from the sale of lumber, MDF, and wood by-products is recorded at the time of shipment due to terms of such sale being designated free on board (“f.o.b.”) shipping point. Revenue from consignment sales is recorded when the customer assumes ownership of the product. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested. Such intersegment sales, which are made at prices which generally approximate market, are eliminated in the consolidated financial statements. Revenue from timberland and real estate sales is recorded at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing. When oil and gas lease rental agreements are signed and the amounts are received, they are recorded as either short-term or long-term deferred revenue, and the revenue is recognized on a straight-line basis over the term of the lease. The Company’s share of gross oil and gas royalties is recorded as revenue when received, and any related severance tax or other deductions are included in operating expenses.

6)	Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are expected to be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance when it is established that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.

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

Related-Party Transactions

The Company provides a portion of the Del-Tin Fiber plant’s fiber and wood supply at market prices. Subsequent to the April 1, 2013 acquisition of Del-Tin Fiber, these sales were eliminated within the Manufacturing segment. During the first quarter of 2013, and the calendar year of 2012, Deltic sold Del-Tin Fiber approximately $.9 million and $3.7 million, respectively, of these residual by-products.

Effect of Recently Issued Authoritative Accounting Guidance

(For information regarding the effect of recently issued authoritative accounting guidance, refer to the related section in Note 1 to the consolidated financial statements.)

Environmental Matters

Deltic is committed to protecting the environment and has certain standards with which it must comply based on federal, state, and local laws for the protection of the environment. Costs of compliance through 2014 have not been material, and the Company’s management currently has no reason to believe that such costs will become material for the foreseeable future.

Contingencies

The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

Outlook

Pine sawtimber harvested from Deltic’s fee lands in 2015 is projected to be 715,000 to 765,000 tons. Finished lumber production and resulting sales volumes are projected at 265 to 285 million board feet, and MDF production and sales volumes are estimated to be 110 to 130 million square feet for 2015. Actual lumber and MDF sales volumes are subject to market conditions. Deltic anticipates that closings for residential lots will be 75 to 100 lots for the year of 2015.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

(Thousands of dollars)

	2014	2013
Assets
Current assets
Cash and cash equivalents	$2,761	4,374
Trade accounts receivable – net	9,087	7,331
Inventories	11,494	12,439
Prepaid expenses and other current assets	5,964	3,155

Total current assets	29,306	27,299

Investment in real estate held for development and sale	56,139	57,953
Timber and timberlands – net	364,410	248,833
Property, plant, and equipment – net	74,164	75,259
Deferred charges and other assets	3,250	2,000

Total assets	$527,269	411,344

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$6,814	8,198
Accrued taxes other than income taxes	2,149	2,210
Income taxes payable	—	1,077
Deferred revenues and other accrued liabilities	7,223	10,330

Total current liabilities	16,186	21,815

Long-term debt	203,000	90,000
Deferred tax liabilities – net	1,102	7,514
Other noncurrent liabilities	39,340	25,743
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	86,575	84,796
Retained earnings	204,327	189,720
Treasury stock	(11,978)	(5,693)
Accumulated other comprehensive loss	(11,411)	(2,679)

Total stockholders’ equity	267,641	266,272

Total liabilities and stockholders’ equity	$527,269	411,344

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2014, 2013, and 2012

(Thousands of dollars, except per share amounts)

	2014	2013	2012
Net sales	$227,355	199,702	140,908

Costs and expenses
Cost of sales	156,135	130,752	94,706
Depreciation, amortization, and cost of fee timber harvested	18,342	15,131	10,642
General and administrative expenses	18,482	19,037	18,428

Total costs and expenses	192,959	164,920	123,776

Gain on involuntary conversion	—	881	—

Operating income	34,396	35,663	17,132
Equity in earnings of Del-Tin Fiber	—	1,084	959
Interest income	5	13	17
Interest and other debt expense, net of capitalized interest	(5,430)	(4,578)	(4,092)
Gain on bargain purchase	—	3,413	—
Other income	284	3,229	20

Income before income taxes	29,255	38,824	14,036

Income taxes	(9,593)	(12,632)	(4,801)

Net income	$19,662	26,192	9,235

Earnings per common share
Basic	$1.56	2.06	.73
Assuming dilution	1.55	2.05	.73

Dividends declared per common share	$.40	.40	.30

Weighted average common shares outstanding (thousands of shares)
Basic	12,497	12,566	12,525
Assuming dilution	12,553	12,624	12,588

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2014, 2013, and 2012

(Thousands of dollars)

	2014	2013	2012
Net income	$19,662	26,192	9,235

Other comprehensive income/(loss)
Items related to employee benefit plans:
Net gain/(loss) arising during period (net of tax)	(8,895)	10,973	(5,131)
Reclassification adjustment for gains/(losses) included in net income (net of tax):
Amortization of prior service credit	6	4	4
Amortization of actuarial losses	278	568	874
Amortization of plan amendment	(121)	(121)	(121)

Net change in other comprehensive income/(loss)	(8,732)	11,424	(4,374)

Comprehensive income	$10,930	37,616	4,861

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014, 2013, and 2012

(Thousands of dollars)

	2014	2013	2012
Operating activities
Net income	$19,662	26,192	9,235
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	18,342	15,131	10,642
Stock-based compensation expense	3,238	2,797	2,298
Deferred income taxes	(1,253)	241	(649)
Real estate development expenditures	(3,625)	(3,982)	(2,822)
Real estate costs recovered upon sale	4,972	2,711	2,342
Timberland costs recovered upon sale	174	827	832
Equity in earnings of Del-Tin Fiber	—	(1,084)	(959)
Gain on previously held equity interest	—	(3,165)	—
Gain on bargain purchase	—	(3,413)	—
Net increase in liabilities for pension and other postretirement benefits	1,251	1,931	1,990
Decrease/(increase) in operating working capital other than cash and cash equivalents	(9,174)	5,883	2,455
Other changes in assets and liabilities	(2,060)	(1,927)	(1,282)

Net cash provided by operating activities	31,527	42,142	24,082

Investing activities
Capital expenditures requiring cash, excluding real estate development	(15,969)	(19,396)	(6,607)
Timberland acquisition expenditures requiring cash	(118,203)	(8,919)	(14,527)
Business acquisition, net of cash acquired	—	(5,170)	—
Net change in purchased stumpage inventory	768	(1,486)	1,159
Advances to Del-Tin Fiber	—	(1,025)	(2,190)
Repayments from Del-Tin Fiber	—	781	3,970
Net change in funds held by trustee	—	7	560
Other – net	1,105	1,416	800

Net cash required by investing activities	(132,299)	(33,792)	(16,835)

Financing activities
Proceeds from borrowings	120,000	12,000	18,000
Repayments of notes payable and long-term debt	(7,000)	(14,000)	(20,111)
Treasury stock purchases	(7,866)	(2,224)	(19)
Common stock dividends paid	(5,055)	(5,080)	(3,797)
Proceeds from stock option exercises	253	760	1,157
Excess tax benefits from stock-based compensation expense	160	408	590
Other – net	(606)	(688)	(745)
Deferred financing costs	(727)	(765)	—

Net cash provided/(required) by financing activities	99,159	(9,589)	(4,925)

Net increase/(decrease) in cash and cash equivalents	(1,613)	(1,239)	2,322
Cash and cash equivalents at January 1	4,374	5,613	3,291

Cash and cash equivalents at December 31	$2,761	4,374	5,613

Some 2013 and 2012 amounts have been revised to conform to the 2014 presentation.

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2014, 2013, and 2012

(Thousands of dollars)

	2014	2013	2012
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, no shares issued at end of each year	$—	—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of each year	128	128	128

Capital in excess of par value
Balance at beginning of year	84,796	82,597	80,842
Exercise of stock options	(37)	123	181
Stock-based compensation expense	3,238	2,797	2,298
Restricted stock awards	(1,290)	(935)	(1,393)
Tax effect on stock awards	(132)	173	607
Restricted stock forfeitures	—	41	62

Balance at end of year	86,575	84,796	82,597

Retained earnings
Balance at beginning of year	189,720	168,608	163,170
Net income	19,662	26,192	9,235
Common stock dividends declared	(5,055)	(5,080)	(3,797)

Balance at end of year	204,327	189,720	168,608

Treasury stock
Balance at beginning of year – 134,609; 141,974; and 208,296 shares, respectively	(5,693)	(5,000)	(7,288)
Shares purchased – 131,947; 36,314; and 267 shares, respectively	(7,866)	(2,224)	(19)
Forfeited restricted stock – none; 570; and 905 shares, respectively	—	(41)	(62)
Shares issued for incentive plans – 34,766; 44,249; and 67,494 shares, respectively	1,581	1,572	2,369

Balance at end of year – 231,790; 134,609; and 141,974 shares, respectively, at cost	(11,978)	(5,693)	(5,000)

Accumulated other comprehensive loss
Balance at beginning of year	(2,679)	(14,103)	(9,729)
Net change in other comprehensive income/(loss), net of income taxes	(8,732)	11,424	(4,374)

Balance at end of year	(11,411)	(2,679)	(14,103)

Total stockholders’ equity	$267,641	266,272	232,230

Dividends declared per common share	$.40	.40	.30

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 1 – Significant Accounting Policies

Description of Business — Deltic Timber Corporation (“Deltic” or the “Company”) is a natural resources company engaged primarily in the growing and harvesting of timber and the manufacturing and marketing of lumber and medium density fiberboard (“MDF”). Deltic owns approximately 530,000 acres of timberland, primarily in Arkansas and north Louisiana. The Company’s sawmill operations are located at Ola in central Arkansas and at Waldo in south Arkansas, and the MDF plant is located near El Dorado, Arkansas. In addition to its timber, lumber, and MDF operations, the Company is engaged in real estate development in central Arkansas.

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

Principles of Consolidation — The consolidated financial statements of Deltic Timber Corporation include the accounts of Deltic, all majority-owned subsidiaries, and any variable interest entities of which it is the primary beneficiary. Equity investments and joint ventures are accounted for under the equity method, if it is determined that the Company does not have control of the entity. Significant intercompany transactions and accounts have been eliminated.

Business Combinations — The Company accounts for business combinations using the acquisition method. The assets acquired and liabilities assumed are measured at fair value on the acquisition date using appropriate valuation methods. The operations of the acquisitions are included in the consolidated financial statements from the date of acquisition. (For additional information, see Note 4 – Business Combinations.)

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

Accounts Receivable and Allowance for Doubtful Accounts — The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and is charged to the provision for doubtful accounts. The allowance is based upon review of specific receivables outstanding and considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. In the consolidated statements of income, bad debt expense is included in cost of sales. Provisions for bad debt expense were $150,000, $158,000, and $133,000 in 2014, 2013, and 2012, respectively. Charges to the allowance for write-downs were $188,000, $137,000, and $72,000 in 2014, 2013, and 2012, respectively. At December 31, 2014 and 2013, the balance in the allowance account was $123,000 and $172,000, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 1 – Significant Accounting Policies (cont.)

Inventories — Inventories of logs, wood fiber, lumber, MDF, and supplies are stated at the lower of cost or market within Deltic’s operating areas, primarily using the average cost method. Log costs include harvest and transportation costs as appropriate. Lumber and MDF costs include materials, labor, and production overhead. (For additional information, see Note 2 – Inventories.)

Investment in Del-Tin Fiber — On April 1, 2013, the Company acquired the remaining 50 percent membership interest of Del-Tin Fiber, which had been accounted for as an equity method investment and is now included as a wholly-owned consolidated subsidiary. (For additional information, see Note 4 – Business Combinations.)

Investment in Real Estate Held for Development and Sale — Real estate held for development and sale includes direct costs of land and land development and indirect costs, including amenities. Indirect and amenity costs are allocated to individual lots or acreage sold based on relative retail sales values. Direct costs are allocated to a specific neighborhood or commercial real estate tract, while indirect costs for the Company’s four developments – Chenal Valley, Wildwood Place, Chenal Downs, and Red Oak Ridge – are allocated to neighborhoods over the entire respective development area based on relative retail sales values.

Timber and Timberlands — Timber and timberlands, which include timberland, fee timber, purchased stumpage inventory, and logging facilities, are stated at cost, less the cost of fee timber harvested and accumulated depreciation of logging facilities, and include no estimated future reforestation costs. The cost of timber consists of fee timber acquired and reforestation costs, which include site preparation, seedlings, and labor. The cost of fee timber harvested is based on the volume of timber harvested in relation to the estimated volume of timber recoverable. Logging facilities, which consist primarily of roads constructed and other land improvements, are depreciated using the straight-line method over a ten-year estimated life. The Company estimates its fee timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. Fee timber carrying costs, commercial thinning, silviculture, and timberland management costs are expensed as incurred.

The Company classifies its timberlands and fee timber as either strategic or non-strategic. Strategic timberlands, including pine forest and pine plantations, are prime pine sawtimber-growing platforms located within or immediately adjacent to the Company sawmills’ operating regions. Deltic manages these acres using modern silviculture methods to achieve optimal volume and quality of its pine sawtimber. The Company harvests pine sawtimber and pine pulpwood in accordance with its harvest plans and generally converts pine sawtimber into lumber in its own sawmills and sells pine pulpwood, hardwood pulpwood, and hardwood sawtimber in the market. Upon harvest, strategic timberlands are reforested. The Company’s timberland acquisition program is focused on the acquisition of pine-growing timberland in its current operating regions. This investment in strategic fee timber is a “productive asset,” and any occasional sale of strategic timberland or any expenditure to acquire such timber and timberlands is included in and classified as an investing activity in the Company’s consolidated statements of cash flows. The Company has legacy hardwood and other acreage which cannot be harvested for conversion in Company sawmills, reforested as pine plantations, or managed efficiently using modern silviculture methods either due to the size of the tract or lack of proximity to other Deltic fee timberlands. These timberlands have been identified as non-strategic and/or higher and better use timberlands and are expected to be sold over time. The Company considers these sales to be an operating activity of its Woodlands segment.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 1 – Significant Accounting Policies (cont.)

In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, the Company enters into tax-deferred, like-kind exchange (“LKE”) transactions when possible. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property, and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash, because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the Company-owned property, the proceeds are distributed to Deltic by the intermediary and are reclassified as available cash, and applicable income taxes are determined. Amounts deposited with a third party towards the potential future purchase of property are included in deferred charges and other assets in the consolidated balance sheets and as an investing activity as changes in funds held by trustee in the consolidated statements of cash flows. The Company had no proceeds from land sales deposited with an LKE intermediary at December 31, 2014 or 2013. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, Deltic includes the assets held by the exchange accommodation titleholder in timber and timberlands assets on the consolidated balance sheets and recognizes any income or expense attributed to the property in the consolidated income statements.

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

December 31, 2014

Note 1 – Significant Accounting Policies (cont.)

Revenue from the leasing of land for hunting purposes is deferred when received and subsequently recognized over the one-year lease term, which begins September 1 of each year. At December 31, 2014 and 2013, the Company had deferred hunting lease revenue totaling $2,009,000 and $1,684,000, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities. Revenue from mineral lease rental payments is deferred when received and recognized ratably over the lease term. At December 31, 2014 and 2013, the Company had deferred mineral lease revenue of $1,140,000 and $2,085,000, respectively, of which $383,000 and $649,000 were included in other noncurrent liabilities for 2014 and 2013, respectively, and $757,000 and $1,436,000 were included in other current liabilities, respectively. Mineral royalty payments are recognized when received. Revenue from sales of timberland and real estate is recorded when the sale is closed and legal title is transferred and the buyer’s initial and continuing investment is adequate, which is generally at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are expected to be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance, which is established when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date. The Company continuously reviews state and federal tax returns for uncertain tax provisions. Liabilities for uncertain tax positions are recorded if it is deemed more-likely-than-not that the positions will be sustained upon examination by the taxing authorities. These liabilities are adjusted in the period in which it is determined that the issue is settled with the relevant taxing authority, or there has been an expiration of statute of limitation for a tax year in question, or a change in tax laws, or other facts become known.

Property Taxes — Property taxes applicable to the Company’s assets are estimated and accrued in the period of assessment. At December 31, 2014 and 2013, the Company had accrued property tax expense totaling $1,894,000 and $1,798,000, respectively, reflected in the consolidated balance sheets in accrued taxes other than income taxes.

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

December 31, 2014

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

Net periodic costs are recognized as employees render the services necessary to earn these post- retirement benefits. (For additional information, see Note 16 – Employee and Retiree Benefit Plans.)

Advertising Costs — Advertising costs, primarily related to marketing efforts for the Company’s real estate developments, are expensed as incurred. These costs amounted to $764,000 in 2014, $716,000 in 2013, and $732,000 in 2012 and are reflected in the consolidated statements of income.

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

Timberland Acquisition Expenditures — These expenditures are the costs incurred to purchase timber and timberland, and the costs which are allocated to timber, reforestation, or land are based on various factors such as age and number of trees on the acreage acquired. These expenditures are classified as investing activities in the Company’s consolidated statements of cash flows.

Capital Expenditures — Capital expenditures include additions to investment in real estate held for development and sale; capitalized reforestation costs and logging facilities of timber and timberlands; and property, plant, and equipment.

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

Shipping and Handling Costs — Shipping and handling costs, such as freight to the customers’ destinations, are included in cost of sales in the Company’s consolidated statements of income. These costs, when included in the amount invoiced to customers, are also recognized in net sales.

Off-Balance Sheet Arrangements — The Company evaluates its transactions to determine if any variable interest entities exist. If it is determined that Deltic is the primary beneficiary of a variable interest entity, that entity is consolidated into Deltic’s financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 1 – Significant Accounting Policies (cont.)

Effect of Recently Issued Authoritative Accounting Guidance — Financial Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company continues to evaluate the standard and has not yet selected a transition method but believes the standard will have little impact on its consolidated financial statements and disclosures.

Note 2 – Inventories

Inventories at December 31 consisted of the following:

(Thousands of dollars)	2014	2013
Raw materials - Logs	$772	1,612
- Del-Tin – wood fiber	384	440
Finished goods - Lumber	4,168	4,145
- Medium density fiberboard (“MDF”)	3,889	3,110
- MDF consigned to others	926	708
Supplies	1,355	2,424

	$11,494	12,439

The Company utilizes the lower of cost or market basis for determining inventory-carrying values. Lumber and MDF inventory amounts at December 31, 2014 and 2013 are stated at the lower of cost or net realizable value.

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31 consisted of the following:

(Thousands of dollars)	2014	2013
Short-term deferred tax assets	$2,087	1,901
Refundable income taxes	2,537	109
Prepaid expenses	654	692
Other current assets	686	453

	$5,964	3,155

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 4 – Business Combinations

On April 1, 2013, the Company acquired the remaining 50 percent membership interest of Del-Tin Fiber L.L.C. (“Del-Tin Fiber”) for an agreed-upon amount of approximately $20,000,000, which was considered to be comprised of a cash payment of $5,170,000 and the value of 50 percent of the long-term debt. Del-Tin Fiber operates an MDF manufacturing facility in El Dorado, Arkansas with a rated annual production capacity of 150,000,000 square feet, on a  3/4-inch basis. The acquisition resulted in Deltic obtaining a controlling financial interest in Del-Tin Fiber due to the Company’s 100 percent ownership of the membership interest of Del-Tin Fiber. As a result, Deltic began treating Del-Tin Fiber as a consolidated subsidiary of the Company as of the acquisition date. With this consolidation, on April 1, 2013, Deltic’s Consolidated Balance Sheets included the $29,000,000 of long-term debt of Del-Tin Fiber, which represents the L.L.C.’s recorded liability for the outstanding industrial bonds due 2027. This acquisition was consistent with Deltic’s strategy of growth through acquisitions and vertical integration, since Del-Tin Fiber uses residual by-products generated by Deltic’s sawmill operations as the raw material in its manufacturing process.

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

The fair value of assets acquired and liabilities assumed was determined using a combination of various methodologies, as appropriate, depending on the asset type and classification. Current assets and liabilities were valued at book value, since carrying value approximated fair value. Property, plant, and equipment assets were valued under various methodologies, including the market approach using comparable sales for real estate and the cost approach discounted for obsolescence for plant and equipment. Intangible assets were valued using the discounted income approach and using a discount rate of 15 percent. Long-term debt was valued at book value, since it approximated fair value. There was no tax-deductible goodwill as a result of the Del-Tin Fiber acquisition.

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the acquisition and is presented in the next table.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 4 – Business Combinations (cont.)

The following unaudited supplemental pro forma financial information for the years ended December 31, 2013 and 2012 represents the results of operations of Deltic Timber Corporation as if the Del-Tin Fiber acquisition had occurred on January 1, 2012. This information is based on historical results of operations, adjusted for certain acquisition accounting adjustments, and does not purport to represent Deltic’s actual results of operations as if the acquisition transaction described above would have occurred as of January 1, 2012, nor is it necessarily indicative of future results.

	Twelve Months Ended December 31,
(Thousands of dollars, except per share amounts)	2013	2012
Net sales	$217,268	$207,446
Net income	21,193	8,846
Basic earnings per common share	1.69	.71
Diluted earnings per common share	1.68	.70

Note 5 – Timber and Timberlands

Timber and timberlands at December 31 consisted of the following:

(Thousands of dollars)	2014	2013
Purchased stumpage inventory	$1,620	2,388
Timberlands	155,704	102,609
Fee timber	322,714	253,768
Logging facilities	2,720	2,628

	482,758	361,393
Less accumulated cost of fee timber harvested and facilities depreciation	(118,670)	(113,056)

Strategic timber and timberlands	364,088	248,337
Non-strategic timber and timberlands	322	496

	$364,410	248,833

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and to use the sales proceeds to purchase pine timberlands that are strategic to its operations. As the Company identifies these acres and determines that they are either smaller tracts of pine timberland that cannot be strategically managed or are tracts of hardwood bottomland that cannot be converted into pine-growing acreage, they will be sold. As of December 31, 2014 and 2013, approximately 655 acres and 1,000 acres, respectively, were available for sale. Included in the Woodlands operating income are gains from sales of timberland of $857,000, $1,715,000, and $1,910,000 in 2014, 2013, and 2012, respectively. Occasionally Deltic engages in land-for-land exchanges that are recorded as sales due to the nature of the land involved. There were no non-monetary land exchanges in 2014, 2013, or 2012. Deltic acquired 72,170 acres of timberland for $118,203,000 in 2014 and 7,004 acres for $8,919,000 in 2013 in the Company’s current operating area. Deltic invests in and holds strategic fee timber as a productive asset, and any expenditure to acquire such timber and timberlands is an investing activity on the Company’s Consolidated Statements of Cash Flows.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 5 – Timber and Timberlands (cont.)

Cost of fee timber harvested amounted to $5,544,000, $4,494,000, and $4,497,000 in 2014, 2013, and 2012, respectively. Depreciation of logging facilities was $91,000, $92,000, and $94,000 for the years 2014, 2013, and 2012, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at December 31 consisted of the following:

(Thousands of dollars)	Range of Useful Lives	2014	2013
Land	N/A	$947	947
Land improvements	10-20 years	8,163	8,835
Buildings and structures	10-20 years	22,680	22,599
Machinery and equipment	3-15 years	152,641	145,741

		184,431	178,122
Less accumulated depreciation		(110,267)	(102,863)

		$74,164	75,259

Depreciation of property, plant, and equipment charged to operations was $12,707,000, $10,544,000, and $6,051,000 in 2014, 2013, and 2012, respectively. Gains/(losses) on disposals or retirements of assets included in operating income were $(1,071,000), $362,000, and $(128,000) in 2014, 2013, and 2012, respectively.

Note 7 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at December 31 consisted of the following:

(Thousands of dollars)	2014	2013
Deferred revenues – current	$3,310	3,697
Vacation accrual	1,312	1,290
Deferred compensation	1,166	3,442
All other current liabilities	1,435	1,901

	$7,223	10,330

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 8 – Other Noncurrent Liabilities

Other noncurrent liabilities at December 31 consisted of the following:

(Thousands of dollars)	2014	2013
Accumulated postretirement benefit obligation	$12,343	10,391
Excess retirement plan	9,372	4,457
Accrued pension liability	14,955	6,383
Deferred revenue – long-term portion	383	649
Uncertain tax positions liability	—	1,185
All other noncurrent payables	2,287	2,678

	$39,340	25,743

Note 9 – Credit Facilities

The Company has an agreement with SunTrust Bank together with other banks, which provides an unsecured and committed revolving credit facility totaling $430,000,000 and includes an option to request an increase in the amount of aggregate revolving commitments by $50,000,000. The most recent amendment of this credit facility occurred on November 18, 2014, and expires on November 18, 2019. To facilitate the amendment, $700,000 in fees were incurred and are being amortized as additional interest over the term of the agreement together with the remaining unamortized prior costs of $967,000. At December 31, 2014 and 2013, $134,000,000 and $21,000,000, respectively, were outstanding and included in long-term debt. As of December 31, 2014 and 2013, $296,000,000 and $319,000,000, respectively, were available in excess of all borrowings outstanding under or supported by the respective facilities. Borrowings under the current agreement bear interest at a base rate or an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company’s total debt to capital ratio. The agreement contains certain restrictive financial covenants, including a leverage ratio of no greater than .65 to 1, minimum timber market value greater than 175 percent of outstanding total senior indebtedness, and limitations on the incurrence of debt. Fees associated with the current revolving credit facility include a commitment fee of .20 to ..35 percent per annum on the unused portion of the committed amount.

The Company may also borrow up to $1,000,000 under a short-term credit facility with BancorpSouth. The agreement expires December 31, 2015, with annual renewal. The amount available to the Company under this facility is reduced by any borrowings by the Company. As of December 31, 2014 and 2013, Deltic had no borrowings outstanding under this line of credit, resulting in $1,000,000 available to the Company. Borrowings bear interest based upon the New York Prime rate. Deltic also has an agreement with BancorpSouth to provide letters of credit. New letters of credit are requested by the Company and are approved and issued by BancorpSouth on a case-by-case basis. Outstanding letters of credit as of December 31, 2014 and 2013 were $620,000 and $554,000, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 10 – Indebtedness

The Company’s indebtedness at December 31 consisted of the following:

(Thousands of dollars)	2014	2013
Notes payable, 1.67%¹, due 2019 (See Note 9 – Credit Facilities)	$134,000	21,000
Senior notes payable, 6.10%, due 2016	40,000	40,000
Union County, Arkansas Taxable Industrial Revenue Bonds, .29%², due 2027	29,000	29,000

Long-term debt	$203,000	90,000

¹	Weighted average interest rate for Notes payable at December 31, 2014 and 2013 was 1.67% and 1.54%, respectively.

²	Weighted average interest rate for Bonds at December 31, 2014 and 2013 was .29% and .31%, respectively.

The Company has private placement debt outstanding of $40,000,000 of Series A Senior Notes (“Notes”) with Pacific Coast Farm Credit, a division of American AgCredit, due and payable December 18, 2016. The interest rate for the Notes has been 6.10 percent since December 18, 2008, and will remain at that rate for the remainder of the term of the Notes. No installment payments are required, but the terms allow for prepayments at the option of the Company. The agreement contains certain restrictive financial covenants, including a maximum funded debt to capitalization (“leverage”) ratio of ..65 to 1, and a requirement to maintain a timber market value greater than 175 percent of outstanding total senior indebtedness. An amended agreement for the Notes was made effective December 1, 2014. The amended agreement made changes to certain financial covenants by changing the leverage ratio to be .65 to 1, and the fixed charge coverage ratio and consolidated net worth covenants were eliminated. All covenant requirements of the Notes are now the same as for the revolving credit facility.

With consolidation of Del-Tin Fiber into the Company’s financial statements on April 1, 2013, Deltic’s long-term debt includes $29,000,000 in Union County, Arkansas Taxable Industrial Revenue Bonds (Del-Tin Fiber project) 1998 Series due October 1, 2027 (the “Bonds”). The Bonds were issued by Union County, Arkansas in the amount of $60,000,000 in December 1998 to finance completion of the construction of the MDF plant as well as the acquisition, construction, and improvement of certain sewage and solid waste disposal facilities related to the MDF plant. On September 1, 2004, $31,000,000 of the Bonds were retired. Neither the State of Arkansas, nor Union County, Arkansas has any liability under the Bonds. Del-Tin Fiber and Union County contemporaneously entered into a lease agreement (the “Lease Agreement”) that obligated Del-Tin Fiber to make lease payments in an amount necessary to fund the debt service on the Bonds. The Bonds were payable solely from the proceeds of the letters of credit issued to support the respective Bonds and from Company payments under the Loan Agreement and the Lease Agreement with Union County, Arkansas. The Company has unconditionally guaranteed the payment of all amounts owing under the Bonds to the bondholders. The Company’s indebtedness has been presented in these financial statements as though the Company was directly liable for the Bonds. If the Bonds are not remarketed as allowed under the agreement, the letter of credit and the commitment of the lenders are available to support repayment. Prior to the April 1, 2013 acquisition of Del-Tin Fiber, Deltic was a guarantor of one-half of the letter of credit supporting the Bonds. These Bonds bear interest at a variable rate determined weekly by the remarketing agent of the Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The average interest rate on the Bonds was .29 percent in 2014, .38 percent in 2013, and .70 percent in 2012.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 10 – Indebtedness (cont.)

As of December 31, 2014, the scheduled maturities of long-term debt for the next five years are none in 2015, $40,000,000 in 2016, none in 2017 or 2018, and $134,000,000 in 2019. (For additional information regarding financial instruments, see Note 9 – Credit Facilities and Note 13 – Fair Value of Financial Instruments.)

The table below sets forth the ratio requirements of the covenants in both the revolving credit facility and Senior Notes Payable and the status with respect to these covenants as of December 31, 2014 and 2013.

	Covenants Requirements		Actual Ratios at Dec. 31, 2014	Actual Ratios at Dec. 31, 2013
Leverage ratio should be less than:[1]	.65 to 1		.432 to 1	.254 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	74.94%	48.24%

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

Based on management’s current operating projections, the Company believes it will remain in compliance with the debt covenants and have sufficient liquidity to finance operations and pay all obligations. However, depending on market conditions and should there be a return of economic uncertainties, the Company could request amendments, or waivers for covenants, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers or negotiate agreeable refinancing terms should it become necessary.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 11 – Income Taxes

The components of income tax expense/(benefit) related to income from operations for the years ended December 31, 2014, 2013, and 2012 are as follows:

(Thousands of dollars)	2014	2013	2012
Federal
Current	$9,959	10,237	4,743
Deferred	(961)	138	(685)

	8,998	10,375	4,058

State
Current	887	2,154	707
Deferred	(292)	103	36

	595	2,257	743

Total income tax expense	$9,593	12,632	4,801

The following table provides a reconciliation of the Company’s income tax expense at the statutory U.S. federal rate of 35 percent to the actual income tax expense for the years ended December 31, 2014, 2013, and 2012.

(Thousands of dollars)	2014	2013	2012
U.S. federal income tax using statutory tax rate	$10,239	13,588	4,913
State tax, net of federal tax benefit	1,130	1,458	446
Permanent differences	(1,000)	(1,219)	(558)
Tax effects resulting from:
Gain on bargain purchase	—	(1,195)	—
Reversal of uncertain state income tax position	(776)	—	—

Income tax provision as reported	$9,593	12,632	4,801

The effective income tax rate in 2014 benefitted from the reversal of approximately $776,000 in uncertain state income tax liabilities that arose in 2010, due to the expiration of statute of limitations.

The Company’s deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 consisted of the following:

(Thousands of dollars)	2014	2013
Deferred tax assets
Investment in real estate held for development and sale	$17,286	16,914
Postretirement and other employee benefits	20,086	13,435
Other deferred tax assets	2,093	2,360

Total deferred tax assets	39,465	32,709

Deferred tax liabilities
Timber and timberlands	(27,191)	(26,158)
Property, plant, and equipment	(11,021)	(11,838)
Other deferred tax liabilities	(268)	(326)

Total deferred tax liabilities	(38,480)	(38,322)

Net deferred tax assets/(liabilities)	$985	(5,613)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 11 – Income Taxes (cont.)

The deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets as follows:

(Thousands of dollars)	2014	2013
Current tax assets	$2,087	1,901
Long-term tax liabilities	(1,102)	(7,514)

Net deferred tax assets/(liabilities)	$985	(5,613)

In assessing the realizability of deferred tax assets, Deltic’s management considers whether it is more-likely-than-not that some portion or all of the Company’s total deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more-likely-than-not that the Company will realize the benefits of its deferred tax assets at December 31, 2014, as reductions of future taxable income or by utilizing available tax planning strategies. However, the amount of the net deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised.

Unrecognized tax benefits represent potential future obligations to taxing authorities if uncertain tax positions the Company has taken, primarily on previously filed state income tax returns, are not sustained. Liabilities established for unrecognized tax benefits may not be combined with deferred tax assets or liabilities, except when offset by net operating losses.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding both interest and any related federal benefits) is as follows:

(Thousands of dollars)	2014	2013
Balance at January 1	$1,185	1,331
Lapse of statute	(1,185)	(146)

Balance at December 31	$—	1,185

The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the third quarter of 2014, the accrued liability balances for interest expense and the penalties related to the uncertain tax liabilities, mentioned above, were reversed and recognized as reductions to interest expense and an increase in other income, respectively. The Company had no liability accrued in deferred revenues and other accrued liabilities for interest and penalties related to uncertain tax liabilities at December 31, 2014, but had accrued approximately $621,000 at December 31, 2013. The Company is no longer subject to federal and state income tax examination by tax authorities for years before 2011.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 12 – Stockholders Rights Plan

The Company has a Stockholders Rights Plan (“Rights Plan”), which provides for each eligible common shareholder to receive a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s common stock held. On October 19, 2006, the Company’s Board of Directors amended the Rights Plan to, among other items, extend its term to December 31, 2016, and to increase the exercise price of the rights to $200 per share. The Rights will detach from the common stock and become exercisable: (1) following a specified period of time after the date of the first public announcement that a person or group of affiliated or associated persons (“Acquiring Person”) has become the beneficial owner of 15 percent or more of the Company’s common stock or (2) following a specified amount of time of the commencement of a tender or exchange offer by any Acquiring Person, which would, if consummated, result in such persons becoming the beneficial owner of 15 percent or more of the Company’s common stock. In either case, the detachment of the Rights from the common stock is subject to extension by a majority of the directors of the Company. The Rights have certain anti-takeover effects and will cause substantial dilution to any Acquiring Person that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired. Other terms of the Rights are set forth in, and the foregoing description is qualified in its entirety by, the Rights Agreement between the Company and Harris N.A. (formerly known as Harris Trust and Savings Bank), as Rights Agent.

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

December 31, 2014

Note 13 – Fair Value of Financial Instruments (cont.)

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at December 31, 2014 are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2014	Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$1,504	1,504	—	—

Long-term Debt, Including Current Maturities — The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be refinanced.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2014 and 2013. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	2014		2013
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current maturities	$203,000	207,077	90,000	94,534

Note 14 – Concentration of Credit Risks

Financial instruments, which potentially subject the Company to credit risk, are trade accounts receivable. These receivables normally arise from the sale of wood products, MDF, and real estate. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company’s customer base. No single recurring customer accounted for a significant amount of the Company’s sales of wood products, MDF, or real estate in 2014, 2013, or 2012. At December 31, 2014 and 2013, there was no significant accounts receivable from a single customer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to support accounts receivable.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 15 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component for the twelve months ended December 31, 2014, 2013, and 2012:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post- Retirement Benefit Plan	Total
AOCL at January 1, 2014	$(2,410)	(482)	213	(2,679)
Amounts reclassified from AOCL	111	173	(121)	163
Net loss arising during period	(5,316)	(2,755)	(824)	(8,895)

Net current period other comprehensive loss	(5,205)	(2,582)	(945)	(8,732)

AOCL at December 31, 2014	$(7,615)	(3,064)	(732)	(11,411)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post- Retirement Benefit Plan	Total
AOCL at January 1, 2013	$(9,553)	(3,380)	(1,170)	(14,103)
Amounts reclassified from AOCL	529	38	(116)	451
Net gain arising during period	6,614	2,860	1,499	10,973

Net current period other comprehensive income	7,143	2,898	1,383	11,424

AOCL at December 31, 2013	$(2,410)	(482)	213	(2,679)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post- Retirement Benefit Plan	Total
AOCL at January 1, 2012	$(8,124)	(855)	(750)	(9,729)
Amounts reclassified from AOCL	608	226	(77)	757
Net loss arising during period	(2,037)	(2,751)	(343)	(5,131)

Net current period other comprehensive loss	(1,429)	(2,525)	(420)	(4,374)

AOCL at December 31, 2012	$(9,553)	(3,380)	(1,170)	(14,103)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 15 – Other Comprehensive Income Disclosures (cont.)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components

	For the Year Ended December 31, 2014
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post- Retirement Benefit Plan	Total
Amortization of prior service costs	$17	(7)	—	10
Amortization of actuarial losses	165	292	—	457
Amortization of plan amendment	—	—	(199)	(199)

Total before tax	182	285	(199)	268
Income tax benefit/(expense)	(71)	(112)	78	(105)

Total reclassifications – net of tax	$111	173	(121)	163

	For the Year Ended December 31, 2013
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post- Retirement Benefit Plan	Total
Amortization of prior service costs	$18	(11)	—	7
Amortization of actuarial losses	852	74	8	934
Amortization of plan amendment	—	—	(199)	(199)

Total before tax	870	63	(191)	742
Income tax benefit/(expense)	(341)	(25)	75	(291)

Total reclassifications – net of tax	$529	38	(116)	451

Amounts in parentheses indicate expenses. These items are included in the computation of net periodic retirement and postretirement costs. See Note 16 – Employee and Retiree Benefit Plans.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 15 – Other Comprehensive Income Disclosures (cont.)

Reclassification Out of Accumulated Other Comprehensive Loss (cont.)

	For the Year Ended December 31, 2012
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post- Retirement Benefit Plan	Total
Amortization of prior service costs	$18	(11)	—	7
Amortization of actuarial losses	982	383	73	1,438
Amortization of plan amendment	—	—	(199)	(199)

Total before tax	1,000	372	(126)	1,246
Income tax benefit/(expense)	(392)	(146)	49	(489)

Total reclassifications – net of tax	$608	226	(77)	757

Amounts in parentheses indicate expenses. These items are included in the computation of net periodic retirement and postretirement costs. See Note 16 – Employee and Retiree Benefit Plans.

Tax Effects by Component

	For the Year Ended December 31, 2014
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Gains/(losses) arising during the period	$(14,636)	5,741	(8,895)
Amortization of prior service costs	10	(4)	6
Amortization of actuarial losses/(gains)	457	(179)	278
Amortization of plan amendment	(199)	78	(121)

	$(14,368)	5,636	(8,732)

	For the Year Ended December 31, 2013
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Gains/(losses) arising during the period	$18,054	(7,081)	10,973
Amortization of prior service costs	7	(3)	4
Amortization of actuarial losses/(gains)	934	(366)	568
Amortization of plan amendment	(199)	78	(121)

	$18,796	(7,372)	11,424

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

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

Note 16 – Employee and Retiree Benefit Plans

The Company has a funded, qualified defined benefit retirement plan (“Retirement Plan”) that covers each employee of Deltic Timber Corporation, excluding employees of the subsidiaries, who completes 1,000 hours of service for a twelve-month period, once employment has commenced, and continues to meet both the 1,000 hours requirement and the employment requirement for each twelve-month period. An unfunded, nonqualified supplemental executive retirement plan is maintained for certain current and former employees. All contributions to both plans are made by the Company. The plans provide defined benefits based on years of benefit service and average monthly compensation as defined by the Company’s Retirement Plan. The Company determines the vested benefit obligation on the actuarial present value based on the employee’s expected date of retirement. For the December 31, 2014 measurement of Deltic’s defined benefit obligations, the Company selected the RP-2014 Mortality Tables as issued by the Society of Actuaries, since it was determined that those rates represented the best estimate of mortality for the participants in the Company’s plans. The Company also sponsors a plan for retired employees, excluding employees of the subsidiaries, that provides comprehensive healthcare benefits (supplementing Medicare benefits, for those eligible) and life insurance benefits. Costs are accrued for this plan during the service lives of covered employees. Retirees contribute a portion of the self-funded cost of healthcare benefits and the Company contributes the remainder. The Company pays premiums for life insurance coverage arranged through an insurance company. The health care plan is funded on a pay-as-you-go basis. The Company retains the right to modify or terminate the benefits and/or cost-sharing provisions.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 16 – Employee and Retiree Benefit Plans (cont.)

The following table sets forth the plans’ benefit obligations, fair value of plan assets, and funded status at December 31, 2014 and 2013.

	Defined Benefit		Defined Benefit		Other
	Funded Retirement Plan		Unfunded Retirement Plan		Postretirement Benefit Plan
(Thousands of dollars)	2014	2013	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of period	$37,010	42,716	4,690	9,299	10,756	12,542
Service cost	1,476	1,549	302	143	418	450
Interest cost	1,839	1,557	373	192	497	431
Participant contributions	—	—	—	—	88	88
Actuarial (gain)/loss	8,626	(7,672)	4,534	(4,705)	1,355	(2,466)
Benefits paid	(1,201)	(1,140)	(255)	(239)	(416)	(289)

Benefit obligation at end of period	$47,750	37,010	9,644	4,690	12,698	10,756

Change in plan assets
Fair value of plan assets at beginning of period	$30,627	25,463	—	—	—	—
Actual return on plan assets	2,327	5,237	—	—	—	—
Employer contributions	1,200	1,200	255	239	328	201
Participant contributions	—	—	—	—	88	88
Benefits paid	(1,201)	(1,140)	(255)	(239)	(416)	(289)
Expenses	(158)	(133)	—	—	—	—

Fair value of plan assets at end of period	$32,795	30,627	—	—	—	—

Funded status of plans	$(14,955)	(6,383)	(9,644)	(4,690)	(12,698)	(10,756)

Amounts recognized in the balance sheet
Current liability	$—	—	(272)	(233)	(355)	(365)
Noncurrent liability	$(14,955)	(6,383)	(9,372)	(4,457)	(12,343)	(10,391)
Deferred income taxes – net	$5,866	2,504	3,783	1,840	4,981	4,219
Accumulated other comprehensive (income)/loss	$7,615	2,410	3,064	482	732	(213)

Amounts recognized in accumulated other comprehensive loss
Net unrecognized (gain)/loss	$12,525	3,942	5,041	799	1,231	(124)
Unrecognized prior service cost/(credit)	4	21	—	(7)	(46)	(245)
Tax effects	(4,914)	(1,553)	(1,977)	(310)	(453)	156

	$7,615	2,410	3,064	482	732	(213)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 16 – Employee and Retiree Benefit Plans (cont.)

	Defined Benefit Funded Retirement Plan		Defined Benefit Unfunded Retirement Plan		Other Postretirement Benefit Plan
(Thousands of dollars)	2014	2013	2014	2013	2014	2013
Assumptions used in measurement of benefit obligations
Weighted average discount rate	4.21%	4.84%	4.21%	4.84%	4.25%	4.85%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A
Accumulated benefit obligations at year end	$40,720	32,272	6,792	4,660	N/A	N/A

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

(Thousands of dollars)	2014	2013	2012
Defined benefit funded retirement plan
Service cost	$1,476	1,549	1,630
Interest cost	1,839	1,557	1,622
Expected return on plan assets	(2,290)	(1,894)	(1,692)
Amortization of prior service cost	17	18	18
Amortization of actuarial loss	165	852	982

Net periodic benefit cost	$1,207	2,082	2,560

Defined benefit unfunded retirement plan
Service cost	$302	143	364
Interest cost	373	193	355
Amortization of prior service credit	(7)	(11)	(11)
Amortization of actuarial loss	292	74	383

Net periodic benefit cost	$960	399	1,091

Other postretirement benefit plan
Service cost	$418	450	455
Interest cost	497	431	467
Amortization of prior service credit	(199)	(199)	(199)
Amortization of actuarial loss	—	8	73

Net periodic benefit cost	$716	690	796

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 16 – Employee and Retiree Benefit Plans (cont.)

(Thousands of dollars)	2014	2013	2012
Assumptions used to determine net periodic benefit cost – defined benefit pension plans
Weighted average discount rate	4.84%	3.94%	4.34%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit cost – other postretirement plan
Weighted average discount rate	4.85%	3.90%	4.30%
Other changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss
Net unrecognized loss/(gain)	$14,636	(18,054)	8,442
Amortization of prior service credit	(10)	(7)	(7)
Amortization of actuarial losses	(457)	(934)	(1,438)
Amortization of plan amendment	199	199	199
Tax effect of changes	(5,636)	7,372	(2,822)

Total recognized in other comprehensive (income)/loss	$8,732	(11,424)	4,374

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Other Post- Retirement Benefit Plan
Estimated benefit payments by year
2015	$1,351	272	355
2016	1,421	270	369
2017	1,535	267	405
2018	1,668	264	447
2019	1,835	261	498
2020 - 2024	12,359	2,849	3,180

The estimated net loss and net prior service cost for the defined benefit funded and unfunded retirement pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1,136,000 and $4,000, respectively. The plan amendment for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $46,000.

The amount of projected expense of the defined benefit funded retirement plan is expected to be $2,148,000 for 2015. The Company expects to make contributions during 2015 of approximately $1,200,000 to the defined benefit funded retirement plan, $272,000 to fund benefits paid from its defined benefit unfunded retirement plan, and approximately $355,000 to fund the other postretirement benefit plan.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 16 – Employee and Retiree Benefit Plans (cont.)

The discount rate assumption used by the Company to measure benefit obligations and net periodic expenses is based on a spot-rate yield curve using current market data for corporate bonds at the measurement date and is used to determine the present value of the expected future cash flows at the measurement date. Additionally, a single rate is determined so that the present value of the benefit obligations using the single rate equals the present value using the spot rate yield curve. The yield curve only includes bonds that meet the following criteria: (1) have maturities between 6 months and 30 years; (2) are noncallable, nonputable, and do not have a sinking fund provision; (3) have fixed coupon payments with a single payment at maturity; (4) have more than $250 million par outstanding; (5) are U.S. dollar-denominated bonds; and (6) have an average rating of AA- (S&P/Fitch) or Aa3 (Moody’s) and higher.

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

In determining the benefit obligation for health care at December 31, 2014, health care inflation cost was assumed to increase at an annual rate of five percent in 2014. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point increase in the assumed health care cost trend rate would increase the aggregate service and interest cost components of periodic benefit cost for 2014 by $172,000 and the benefit obligation by $2,171,000, while a one percentage-point decrease in the assumed rate would decrease the 2014 cost components by $135,000 and the benefit obligation by $1,713,000.

Funded Plan — The assets of the defined benefit funded retirement plan (the “Plan”) are contained in a trust, sponsored by Deltic, and administered by a trustee appointed by the Company’s Pension Investment and Employees Benefits Committee.

The investment policy of the Plan is to achieve growth with the preservation of principal. To achieve the goal of growth of plan assets (excluding contributions and withdrawals) at a rate that exceeds inflation, a balanced portfolio consisting of equities, fixed income, alternative investments, and cash equivalents is maintained. The components of the portfolio should be securities that have readily available prices and can be sold easily without significantly impacting the price of the securities, with an exception for professionally managed hedge funds. The minimum and maximum asset allocation levels in total, are equities, 45 to 70 percent, fixed income, 25 to 55 percent, alternative investments, zero to 15 percent, and up to 5 percent in cash equivalents. Further, the total equity minimum and maximum allocation levels at market, for large cap equity is 40 to 60 percent, mid and small cap equity is 5 to 15 percent, and international equity is zero to 25 percent, with international emerging not to exceed 40 percent of international equities allocation.

Not more than 2.5 percent of the market value of Plan assets may be held in the securities of any single issuer with the exception of the U.S. government or its agencies. As of December 31, 2014,

less than three percent of the total market value of the Plan assets was invested in collateralized mortgage obligations and asset-backed security issues.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 16 – Employee and Retiree Benefit Plans (cont.)

The following types of securities are permitted in the Plan:

Equities	–	Common stocks, preferred stocks, convertible preferred stocks, convertible bonds, American depository receipts, proprietary funds, mutual funds, and exchange-traded funds.

Fixed income	–	U.S. government securities, corporate debt obligations, U.S. government agency securities, mortgage-backed security issues, international bonds, and asset-backed securities.

Cash equivalents	–	U.S. government securities.

Alternative investments, hedge funds	–	Qualified fund of funds limited partnership shares or fund of funds in a mutual fund wrapper.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 16 – Employee and Retiree Benefit Plans (cont.)

The following table sets forth by level within the fair value hierarchy the Plan’s investments at fair value as of December 31, 2014.

	Fair Value Measurements at Reporting Date Using
(Thousands of dollars)	Percent of Total	Total Carrying Value at Dec. 31, 2014	Level 1	Level 2	Level 3
Plan Investments
Cash and cash equivalents	4.5	$1,470	1,470	—	—
Other	.1	40	40	—	—
Equity securities by sector:
Energy	.3	105	105	—	—
Materials and industrials	2.0	652	652	—	—
Consumer	3.9	1,274	1,274	—	—
Health care	2.6	854	854	—	—
Financials	.6	201	201	—	—
Information tech	4.6	1,503	1,503	—	—
Foreign stocks	1.0	319	319	—	—
U.S. Govt. and agency securities	15.2	5,001	3,208	1,793	—
Corporate debt obligations	7.2	2,370	—	2,370	—
Mutual funds:
Dividends and growth	28.4	9,327	9,327	—	—
International and emerging markets	5.6	1,835	1,835	—	—
Fixed income	2.3	742	742	—	—
Exchange-traded funds	15.0	4,913	4,913	—	—
Alternative investment funds	6.7	2,189	—	—	2,189

Total plan investments at fair value	100.0	$32,795	26,443	4,163	2,189

Percent of fair value hierarchy		100	80.6	12.7	6.7

The following table sets forth the activity in the Level 3 investments for the year ended December 31, 2014.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Thousands of dollars)	Alternative Investment Funds
Beginning balance at December 31, 2013	$2,077
Actual return on plan assets:
Relating to assets still held at the reporting date	112
Purchases, sales, and settlements	—

Ending balance at December 31, 2014	$2,189

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 16 – Employee and Retiree Benefit Plans (cont.)

The following table sets forth by level within the fair value hierarchy the Plan’s investments at fair value as of December 31, 2013.

	Fair Value Measurements at Reporting Date Using
(Thousands of dollars)	Percent of Total	Total Carrying Value at Dec. 31, 2013	Level 1	Level 2	Level 3
Plan Investments
Cash and cash equivalents	3.2	$984	984	—	—
Other	.2	54	54	—	—
Equity securities by sector:
Energy	.4	111	111	—	—
Materials and industrials	2.6	784	784	—	—
Consumer	4.7	1,435	1,435	—	—
Health care	2.5	771	771	—	—
Financials	.8	259	259	—	—
Information tech	4.6	1,409	1,409	—	—
Foreign stocks	1.0	302	302	—	—
U.S. Govt. and agency securities	12.3	3,775	1,633	2,142	—
Corporate debt obligations	10.7	3,287	—	3,287	—
Mutual funds:
Dividends and growth	29.5	9,042	9,042	—	—
International and emerging markets	5.9	1,798	1,798	—	—
Exchange-traded funds	14.8	4,539	4,539	—	—
Alternative investment funds	6.8	2,077	—	—	2,077

Total plan investments at fair value	100.0	$30,627	23,121	5,429	2,077

Percent of fair value hierarchy		100	75.5	17.7	6.8

The following table sets forth the activity in the Level 3 investments for the year ended December 31, 2013.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Thousands of dollars)	Alternative Investment Funds
Beginning balance at December 31, 2012	$—
Actual return on plan assets:
Relating to assets still held at the reporting date	77
Purchases, sales, and settlements	2,000

Ending balance at December 31, 2013	$2,077

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 16 – Employee and Retiree Benefit Plans (cont.)

Thrift Plan — Employees of the Company may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s allotment. Company contributions to this plan were $829,000 in 2014, $792,000 in 2013, and $584,000 in 2012.

Note 17 – Incentive Plans

Stock Incentive Plan

On April 26, 2012, the Company’s shareholders approved an amendment to extend the Deltic Timber Corporation 2002 Stock Incentive Plan (“the 2002 Plan”) for ten years to April 26, 2022 and change the maximum number of shares which may be awarded in any calendar year as restricted stock and restricted stock units or other stock-based awards to 75,000 shares. The 2002 Plan replaced the 1996 Stock Incentive Plan, which was terminated. The 2002 Plan permits annual awards of shares of the Company’s common stock to executives, other key employees, and nonemployee directors. Under the plan, the Executive Compensation Committee (“the Committee”) is authorized to grant: (1) stock options; (2) restricted stock and restricted stock units; (3) performance units; and (4) other stock-based awards, including stock appreciation rights and rights to dividends and dividend equivalents. The number of shares originally registered for issuance under the 2002 Plan was 1,800,000 shares. Additional shares may be issued if an adjustment is determined necessary by the Committee as the result of dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At December 31, 2014, 845,118 of these 1,800,000 shares were available for award under the 2002 Plan. No participant in the 2002 Plan may receive options and stock appreciation rights in any calendar year that relates to more than 50,000 shares, and the maximum number of shares, which may be awarded as restricted stock and restricted stock units or other stock-based awards, is 75,000 shares. The Company has a policy of issuing treasury stock to satisfy all share-based incentive plans.

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

The expected option term is based on the term of the option and historical exercise and expiration experience. The Company uses historical volatility over a ten-year trading life to determine weighted expected volatility assumptions. The expected dividend yield is based on the Company’s average dividend yield from 2010 to 2013. Risk-free interest rates are based on historical rates and forward-looking factors. The pre-vesting forfeiture rate is based on past forfeiture rates and expected trends.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 17 – Incentive Plans (cont.)

Assumptions for the 2014, 2013, and 2012 valuation of stock options and restricted stock performance units consisted of the following:

	2014	2013	2012
Expected term of options (in years)	6.27	6.27	6.27
Weighted expected volatility	37.38%	37.78%	38.78%
Dividend yield	.55%	.58%	.61%
Risk-free interest rate - performance restricted shares	1.23%	.60%	.60%
Risk-free interest rate - stock options	2.99%	1.98%	2.00%
Stock price as of valuation date	$63.21	71.35	67.67
Restricted performance share valuation	$80.56	87.74	90.61
Grant date fair value - stock options	$21.87	26.20	24.92

The consolidated statements of income for the years ended December 31, 2014, 2013, and 2012 included $3,238,000, $2,797,000, and $2,298,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. The potential excess income tax benefit derived from all share-based payment arrangements with employees was $160,000, $409,000, and $607,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Stock Options — For each option granted under the 2002 Plan, the Committee fixes the option price at not less than fair market value on the date of the grant and the option term, not to exceed ten years from date of grant. Options granted after 1998 have been issued with terms of ten years and are nonqualified. For all options granted since 2003, one-fourth vest after each one-year period over the subsequent four years from issuance. The resulting fixed stock-based compensation cost was recognized over the vesting period for these options. All outstanding options have an option price not less than the market value on the grant date, with a range in option prices of $34.41 to $71.35 per share.

A summary of stock options as of December 31, 2014, and changes during the year ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000)
Outstanding at January 1, 2014	131,456	$59.64
Granted	26,611	63.35
Exercised	(5,854)	43.30
Forfeited/expired	(460)	36.61

Outstanding at December 31, 2014	151,753	$60.99	6.1	$1,197

Exercisable at December 31, 2014	87,552	$56.96	4.6	$1,020

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 17 – Incentive Plans (cont.)

The intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $124,000, $513,000, and $682,000, respectively. At December 31, 2014, there was $966,000 of unrecognized compensation cost related to nonvested stock options. The weighted average period remaining to vest is 1.6 years.

Additional information about stock options outstanding at December 31, 2014, consisted of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Average Life in Years	Average Exercise Price	Number of Options	Average Exercise Price
$31.00—$35.00	2,766	4.1	$34.41	2,766	$34.41
$41.00—$45.00	14,020	5.1	$44.84	14,020	$44.84
$51.00—$55.00	31,848	1.9	$53.01	31,848	$53.01
$56.00—$65.00	52,462	7.6	$63.38	19,727	$63.54
$66.00—$75.00	50,657	7.6	$69.45	19,191	$68.85

	151,753			87,552

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

A summary of nonvested restricted stock as of December 31, 2014, and changes during the year then-ended are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2014	79,591	$62.31

Granted	24,951	63.30
Vested	(19,132)	44.84

Nonvested at December 31, 2014	85,410	$66.51

As of December 31, 2014, there was $2,453,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.7 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 17 – Incentive Plans (cont.)

Performance Units — Performance units granted under the 2002 Plan may be denominated in cash, common shares, other securities, other awards allowed under the 2002 Plan, or other property and shall confer on the holder thereof rights valued as determined by the Committee and payable to, or exercisable by, the holder, in whole or in part, upon achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the 2002 Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance unit granted, and any payment or transfer to be made pursuant to any performance unit shall be determined by the Committee. During 2014, 2013, and 2012, the Company issued performance units in the form of restricted stock with specified performance requirements. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason. Performance units granted since 2003 have vested after four years, and the stock-based compensation is recognized on a straight-line basis over the requisite service period for the entire award. During 2014 and 2013, the performance shares granted in 2010 and 2009, respectively, did not meet vesting conditions and were returned to treasury stock.

A summary of nonvested restricted stock performance units as of December 31, 2014, and changes during the year then-ended are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2014	52,625	$80.87

Granted	16,613	80.70
Units not meeting vesting conditions	(12,652)	58.66

Nonvested at December 31, 2014	56,586	$85.78

As of December 31, 2014, there was $2,083,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 17 – Incentive Plans (cont.)

Cash Incentive Compensation Plan

The Company has an incentive compensation plan that provides for annual cash awards to officers and key employees based on actual results for a year compared to objectives established at the beginning of that year by the Executive Compensation Committee, which administers the Plan. The Company recorded expenses for cash incentive awards of $586,000, $2,549,000, and $2,014,000 in 2014, 2013, and 2012, respectively. The Company had accrued provisions for cash incentive awards totaling $400,000 and $2,631,000 at December 31, 2014 and 2013, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities.

Note 18 – Supplemental Cash Flows Disclosures

Additional information concerning cash flows at December 31 consisted of the following:

(Thousands of dollars)	2014	2013	2012
Income taxes paid in cash	$14,976	11,042	4,227
Interest paid	5,420	3,954	3,571
Interest capitalized	(70)	(53)	(36)

Non-cash investing and financing activities excluded from the Consolidated Statement of Cash Flows include:

(Thousands of dollars)	2014	2013	2012
Issuance of restricted stock	$1,290	935	1,393
Capital expenditures accrued, not paid	738	1,271	79
Fair value of Del-Tin Fiber net assets acquired	—	19,369	—

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

(Thousands of dollars)	2014	2013	2012
Trade accounts receivable	$(1,756)	2,178	(457)
Other receivables	8	(6)	(12)
Inventories	945	(2,740)	(541)
Prepaid expenses and other current assets	(2,543)	(184)	963
Trade accounts payable	(2,123)	3,701	35
Accrued taxes other than income taxes	(61)	216	(19)
Deferred revenues and other accrued liabilities	(3,644)	2,718	2,486

	$(9,174)	5,883	2,455

Cash flows provided by other operating activities included a decrease in deferred long-term mineral lease rental revenue of $266,000 in 2014, $1,635,000 in 2013, and $1,767,000 in 2012. Total cash payments received were $711,000 in 2014, $30,000 in 2013, and $450,000 in 2012. These payments will be recognized over the term of the lease.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 19 – Earnings per Share

The amounts used in computing earnings per share and the effect on income and weighted-average number of shares outstanding of dilutive potential common stock consisted of the following at December 31:

(Thousands of dollars, except per share amounts)	2014	2013	2012
Net earnings allocated to common stock	$19,445	25,924	9,144
Net earnings allocated to participating securities	217	268	91

Net income allocated to common stock and participating securities	$19,662	26,192	9,235

Weighted average number of common shares used in basic EPS	12,497	12,566	12,525
Effect of dilutive stock awards	56	58	63

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,553	12,624	12,588

Earnings per common share
Basic	$1.56	2.06	.73
Assuming dilution	$1.55	2.05	.73

Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method.

The following table provides information about potentially dilutive securities that were outstanding but were not included in the computation of diluted earnings per share, because they were anti-dilutive or, in the case of the restricted performance shares, did not meet the metrics established for awarding:

	2014	2013	2012
Options	76,968	50,197	26,459
Restricted performance shares	56,586	52,625	29,831

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 20 – Commitments and Contingencies

Commitments — Commitments for capital expenditures at December 31, 2014 were approximately $5,717,000 for property, plant, and equipment; and $11,479,000 for investment in real estate held for development and sale.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 22 – Business Segments (cont.)

The Real Estate operations, which include four real estate developments, add value to former legacy timberland by developing it into upscale, planned residential and commercial developments. These developments, which are generally centered on a core amenity, are being developed in stages. Historically, real estate sales have consisted primarily of residential lots sold to builders or individuals, commercial site sales, and sales of undeveloped acreage. In addition, this segment currently leases retail and office space to third parties in a retail center constructed by the Company, and held for sale, in one of its developments. This segment also manages: (1) a real estate brokerage subsidiary which generates commission revenue by reselling existing homes and (2) a country club operation, Chenal Country Club, Inc., around which the Company’s Chenal Valley development is centered. This club operation derives its revenues from membership services, food and beverage sales, and membership dues.

Corporate operations consist primarily of senior management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. The Company currently does not allocate the cost of maintaining these support functions to its operating units.

The accounting policies of the reportable segments are the same as those described in Note 1 – Significant Accounting Policies. The Company evaluates the performance of its segments based on operating income before results of: any equity method investee; interest income and expense; other non-operating income or expense; and income taxes. Intersegment revenues consist primarily of timber sales from the Woodlands segment to the sawmills’ operations (part of the Manufacturing segment) and are transferred at rates that approximate market for the respective operating area.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 22 – Business Segments (cont.)

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	2014	2013	2012
Net sales
Woodlands	$37,008	33,834	37,285
Manufacturing[2]	189,561	167,955	105,956
Real Estate	16,283	11,734	10,992
Eliminations[1]	(15,497)	(13,821)	(13,325)

	$227,355	199,702	140,908

Income before income taxes
Operating income/(loss)
Woodlands	$19,113	16,749	18,374
Manufacturing[2]	31,440	38,496	18,083
Real Estate	1,115	(1,430)	(2,099)
Corporate	(17,405)	(17,994)	(17,394)
Eliminations	133	(158)	168

Operating income	34,396	35,663	17,132
Equity in earnings of Del-Tin Fiber[2]	—	1,084	959
Interest income	5	13	17
Interest and other debt expense, net of capitalized interest	(5,430)	(4,578)	(4,092)
Gain on bargain purchase	—	3,413	—
Other income	284	3,229	20

	$29,255	38,824	14,036

Total assets at year-end
Woodlands	$363,436	247,156	240,026
Manufacturing[2]	80,023	85,837	30,136
Real Estate	57,646	59,549	58,783
Corporate[3,4]	26,164	18,802	24,264

	$527,269	411,344	353,209

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$5,765	4,785	4,786
Manufacturing[2]	12,147	9,910	5,378
Real Estate	355	343	374
Corporate	75	93	104

	$18,342	15,131	10,642

Capital expenditures[5]
Woodlands	$4,038	3,836	4,026
Manufacturing[2]	12,311	16,532	2,478
Real Estate	3,934	4,267	2,996
Corporate	49	14	7

	$20,332	24,649	9,507

Timberland acquisition expenditures[5]	$118,203	8,919	14,527

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 22 – Business Segments (cont.)

[1]	Primarily intersegment sales of timber from Woodlands to Manufacturing.

[2]	Del-Tin Fiber became a consolidated subsidiary, reported in the Manufacturing segment, upon acquisition of a controlling interest of its ownership effective April 1, 2013.

[3]	Includes investment in Del-Tin Fiber, an equity method investee, of $6,293,000 at December 31, 2012. (For additional information, see Note 4 – Business Combinations.)

[4]	Includes balance of timberland sale proceeds held by trustee, and there were none as of December 31, 2014 and 2013 and $7,000 as of December 31, 2012.

[5]	Some 2013 and 2012 amounts have been reclassified to conform to the 2014 presentation.

Note 23 – Financial Results by Quarter (Unaudited)

(Thousands of dollars, except per share amounts)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$55,379	58,605	58,301	55,070	227,355
Gross profit	13,930	14,455	14,046	10,447	52,878
Operating income	8,807	9,734	8,782	7,073	34,396
Net income	4,911	5,298	5,974	3,479	19,662
Earnings per common share
Basic	$.39	.42	.47	.28	1.56
Assuming dilution	.39	.42	.47	.28	1.55
Dividends paid per common share[2]	$.10	.10	.10	.10	.40

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$41,563	53,247	56,520	48,372	199,702
Gross profit	15,384	14,648	14,810	8,977	53,819
Operating income	10,548	10,991	9,599	4,525	35,663
Net income[1]	6,774	11,268	5,813	2,337	26,192
Earnings per common share
Basic	$.53	.89	.46	.18	2.06
Assuming dilution	.53	.88	.46	.18	2.05
Dividends paid per common share[2]	$.10	.10	.10	.10	.40

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

Note 23 – Financial Results by Quarter (Unaudited) (cont.)

(Thousands of dollars, except per share amounts)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$30,639	37,105	36,499	36,665	140,908
Gross profit	5,730	10,205	10,237	9,388	35,560
Operating income	1,134	6,259	5,104	4,635	17,132
Net income	97	3,516	3,218	2,404	9,235
Earnings per common share
Basic	$.01	.28	.25	.19	.73
Assuming dilution	.01	.28	.25	.19	.73
Dividends paid per common share[2]	$.075	.075	.075	.075	.30

[1]

Del-Tin Fiber, formerly an equity investment, became a consolidated subsidiary effective April 1, 2013. Net income for the second quarter of 2013 includes a gain on bargain purchase of $3,285,000 and a gain on previously held equity investment of $3,165,000. The fourth quarter of 2013 includes additional bargain gain recognized of $128,000, for a total of $3,413,000 for the 2013 year. (For additional information, see Note 4 – Business Combinations.)

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

/s/ Ray C. Dillon	/s/ Kenneth D. Mann
Ray C. Dillon	Kenneth D. Mann
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 3, 2015	March 3, 2015

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders

Deltic Timber Corporation:

The management of Deltic Timber Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Deltic’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based upon criteria in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2014, based on the criteria in Internal Control – Integrated Framework (1992) issued by COSO.

/s/ Ray C. Dillon	/s/ Kenneth D. Mann
Ray C. Dillon	Kenneth D. Mann
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 3, 2015	March 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Shreveport, Louisiana March 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited Deltic Timber Corporation’s (the Company) internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Deltic Timber Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2014, and our report dated March 3, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Shreveport, Louisiana
March 3, 2015

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

Based on their evaluation as of December 31, 2014, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and this information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Deltic conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on evaluation under the framework in Internal Control – Integrated Framework (1992), management concluded that internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which appears in the Company’s 2014 Annual Report to Shareholders which is included in this Form 10-K.

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

The sections entitled “Nominees For Election as Directors,” “Directors Whose Term of Office Continue,” and “Committees of the Board of Directors” appearing in the Registrant’s proxy statement for the annual meeting of shareholders to be held on April 23, 2015, will set forth certain information with respect to the directors of the registrant, including directors who serve on the Company’s Audit Committee and who have been designated an Audit Committee financial expert, and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

The sections entitled “Procedures for Stockholder Nominations and Proposals” and “Corporate Governance” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held April 23, 2015, will set forth certain information respectively in regards to applicable procedures for stockholders to submit director nominations and proposals and the Company’s Code of Business Conduct and Ethics and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 23, 2015, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2014, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 23, 2015, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2014, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

The following table sets forth information as of December 31, 2014, with respect to Deltic common stock issuable under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	151,753	$60.99	845,118
Equity compensation plans not approved by security holders	—	—	—

	151,753	$60.99	845,118

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 23, 2015, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2014, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 23, 2015, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2014, which will set forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	Financial Statements, Schedules, and Exhibits.

1.	Consolidated Financial Statements.

Consolidated Balance Sheets—December 31, 2014 and 2013.

Consolidated Statements of Income for the Years Ended December 31, 2014, 2013, and 2012.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013, and 2012.

Notes to Consolidated Financial Statements, including Consolidated Quarterly Income Information (Unaudited).

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Financial Statement Schedules.

Other financial statement schedules are omitted, because either they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.

Index to Exhibits

Exhibit Designation	Nature of Exhibit

3	Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Deltic Timber Corporation as of December 17, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

3.2	Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

4	Instruments Defining the Rights of Security Holders.

4.1	Rights Agreement dated as of December 11, 1996, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

4.2	Amendment No. 1 to Rights Agreement dated as of October 15, 1998, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.2 to Registrant’s Registration of Securities Report on Form 10/A dated November 11, 1998).

4.3	Amendment No. 2 to Rights Agreement dated as of October 19, 2006, between Deltic Timber Corporation and Harris N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Registration of Securities Report on Form 10/A dated October 19, 2006).

10	Material Contracts.

10.1	Deltic Timber Corporation 2002 Stock Incentive Plan (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.2	Distribution Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.4	Credit Facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.5	Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.7	Note Purchase Agreement dated December 18, 1998 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Selective Sections of Del-Tin Fiber L.L.C.’s Project Credit Agreement dated November 23, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Revolving Credit Agreement dated June 20, 2001 (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.11	First Amended and Restated Revolving Credit Agreement dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.12	Guarantee Agreement between Deltic Timber Corporation and SunTrust Bank related to the Del-Tin Fiber Credit Agreement dated August 26, 2004 (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.14	Non-Qualified Stock Option Form (incorporated by reference to Exhibit 10.14 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.15	Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.16	Performance-Based Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.16 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.17	Change-in-Control and Involuntary Severance Agreement with CEO (incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.18	Change-in-Control Agreement with CEO Direct Reports (incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.19	Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.20	Deltic Timber Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.21	Amended and Restated Note Purchase Agreement dated March 30, 2007 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.22	First Amendment to the Revolving Credit Agreement dated August 7, 2007 (incorporated by reference to Exhibit 10.21 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.24	Second Amendment to the Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K dated February 4, 2011).

10.25	Membership Interest Purchase Agreement dated February 13, 2013 between Deltic Timber Corporation and TIN, Inc., (incorporated by reference to Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.26	Amended and Restated Revolving Credit Agreement dated May 2, 2013 (incorporated by reference to Exhibit 10.26 to Registrant’s Current Report on Form 8-K dated May 2, 2013).

10.27	Asset Purchase and Sale Agreement By and Among Hawthorn Timberlands, LLC, Deltic Timber Corporation, and First American Title Insurance Company dated March 6, 2014 (incorporated by reference to Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.28	Asset Purchase and Sale Agreement By and Among Keystone Forest Investments, LLC, Deltic Timber Corporation, and First American Title Insurance Company dated March 6, 2014 (incorporated by reference to Exhibit 10.28 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.29	Asset Purchase and Sale Agreement By and Among Sustainable Growth, LLC, Deltic Timber Corporation, and First American Title Insurance Company dated March 6, 2014 (incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.30	Second Amended and Restated Revolving Credit Agreement dated November 18, 2014 (incorporated by reference to Exhibit 10.30 to Registrant’s Current Report on Form 8-K dated November 19, 2014).

10.31	First Amendment of Amended and Restated Note Purchase Agreement dated December 1, 2014 (incorporated by reference to Exhibit 10.31 to Registrant’s Current Report on Form 8-K dated December 4, 2014).

21	Subsidiaries of the Registrant, included elsewhere herein.

23	Consent of Independent Registered Public Accounting Firm.

23.1	Consent of Independent Registered Public Accounting Firm related to reports on consolidated financial statements and internal control over financial reporting of Deltic Timber Corporation, included elsewhere herein.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

Exhibits other than those listed above have been omitted, since they either are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date:	March 3, 2015
Ray C. Dillon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

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