Form 10-Q
period 2015-03-31
DELTIC TIMBER CORP
filed 2015-05-04
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of Common Stock, $.01 Par Value, outstanding at March 31, 2015, was 12,621,340.

TABLE OF CONTENTS – FIRST QUARTER 2015 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Thousands of dollars)

	March 31, 2015	December 31, 2014

Assets
Current assets
Cash and cash equivalents	$4,495	2,761
Trade accounts receivable, net of allowance for doubtful accounts of $175 and $123, respectively	9,747	9,087
Insurance receivables	2,235	—
Inventories	10,820	11,494
Prepaid expenses and other current assets	5,024	5,964

Total current assets	32,321	29,306

Investment in real estate held for development and sale	56,155	56,139
Timber and timberlands – net	364,548	364,410
Property, plant, and equipment – net	74,135	74,164
Deferred charges and other assets	3,129	3,250

Total assets	$530,288	527,269

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$8,657	6,814
Accrued taxes other than income taxes	2,642	2,149
Income taxes payable	108	—
Deferred revenues and other accrued liabilities	6,884	7,223

Total current liabilities	18,291	16,186

Long-term debt	202,000	203,000
Deferred tax liabilities – net	1,524	1,102
Other noncurrent liabilities	38,966	39,340
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	85,377	86,575
Retained earnings	204,979	204,327
Treasury stock	(9,791)	(11,978)
Accumulated other comprehensive loss	(11,186)	(11,411)

Total stockholders’ equity	269,507	267,641

Total liabilities and stockholders’ equity	$530,288	527,269

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Net sales	$48,379	55,379

Costs and expenses
Cost of sales	34,016	36,606
Depreciation, amortization, and cost of fee timber harvested	4,985	4,843
General and administrative expenses	4,862	5,123

Total costs and expenses	43,863	46,572

Operating income	4,516	8,807

Interest income	1	2
Interest and other debt expense, net of capitalized interest	(1,628)	(1,175)
Other income	107	61

Income before income taxes	2,996	7,695

Income tax expense	(1,083)	(2,784)

Net income	$1,913	4,911

Earnings per common share
Basic	$.15	.39
Assuming dilution	$.15	.39

Dividends declared and paid per common share	$.10	.10

Weighted average common shares outstanding (thousands)
Basic	12,453	12,557
Assuming dilution	12,506	12,606

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2015	2014

Net income	$1,913	4,911

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income (net of tax):
Amortization of prior service cost	1	2
Amortization of actuarial loss	232	69
Amortization of plan amendment	(8)	(30)

Other comprehensive income	225	41

Comprehensive income	$2,138	4,952

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2015	2014

Operating activities
Net income	$1,913	4,911
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	4,985	4,843
Deferred income taxes	(127)	(316)
Real estate development expenditures	(248)	(284)
Real estate costs recovered upon sale	71	1,039
Timberland costs recovered upon sale	—	81
Stock-based compensation expense	831	802
Net increase in liabilities for pension and other postretirement benefits	903	199
Net decrease in deferred compensation for stock-based liabilities	(940)	(601)
Decrease/(increase) in operating working capital other than cash and cash equivalents	1,807	(7,015)
Other – changes in assets and liabilities	35	45

Net cash provided by operating activities	9,230	3,704

Investing activities
Capital expenditures requiring cash, excluding real estate development	(5,244)	(2,312)
Timberland acquisition expenditures requiring cash	(17)	(106,627)
Net change in purchased stumpage inventory	(466)	(362)
Net change in funds held by trustee	—	(125)
Other – net	112	90

Net cash required by investing activities	(5,615)	(109,336)

Financing activities
Proceeds from borrowings	—	109,000
Repayments of borrowings	(1,000)	—
Treasury stock purchases	(16)	(8)
Common stock dividends paid	(1,261)	(1,271)
Proceeds from stock option exercises	529	54
Excess tax benefits from stock-based compensation expense	53	143
Other – net	(186)	(153)

Net cash provided/(required) by financing activities	(1,881)	107,765

Net increase in cash and cash equivalents	1,734	2,133
Cash and cash equivalents at January 1	2,761	4,374

Cash and cash equivalents at March 31	$4,495	6,507

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2015	2014

Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2015 and 2014	128	128

Capital in excess of par value
Balance at beginning of period	86,575	84,796
Exercise of stock options	(85)	9
Stock-based compensation expense	831	802
Restricted stock awards	(1,590)	(1,290)
Tax effect of stock awards	(354)	(149)

Balance at end of period	85,377	84,168

Retained earnings
Balance at beginning of period	204,327	189,720
Net income	1,913	4,911
Common stock dividends	(1,261)	(1,271)

Balance at end of period	204,979	193,360

Treasury stock
Balance at beginning of period – 231,790 and 134,609 shares, respectively	(11,978)	(5,693)
Shares purchased – 249 and 115 shares, respectively	(16)	(8)
Shares issued for incentive plans – 39,500 and 29,989 shares, respectively	2,203	1,335

Balance at end of period – 192,539 and 104,735 shares, respectively	(9,791)	(4,366)

Accumulated other comprehensive loss
Balance at beginning of period	(11,411)	(2,679)
Change in other comprehensive income, net of tax	225	41

Balance at end of period	(11,186)	(2,638)

Total stockholders’ equity	$269,507	270,652

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by Deltic Timber Corporation (the “Company” or “Deltic”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014. Preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of March 31, 2015, and the results of its operations and cash flows for the three months ended March 31, 2015 and 2014. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)		March 31, 2015	Dec. 31, 2014

Raw materials	- Logs	$954	772
	- Del-Tin – wood fiber	593	384
Finished goods	- Lumber	4,476	4,168
	- Medium density fiberboard (“MDF”)	1,860	3,889
	- MDF consigned to others	1,108	926
Supplies		1,829	1,355

		$10,820	11,494

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2015	Dec. 31, 2014

Short-term deferred tax assets	$2,083	2,087
Refundable income taxes	1,488	2,537
Prepaid expenses	963	654
Other current assets	490	686

	$5,024	5,964

Note 4 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2015	Dec. 31, 2014

Purchased stumpage inventory	$2,085	1,620
Timberlands	155,744	155,704
Fee timber	324,011	322,714
Logging facilities	2,730	2,720

	484,570	482,758
Less accumulated cost of fee timber harvested and facilities depreciation	(120,344)	(118,670)

Strategic timber and timberlands	364,226	364,088
Non-strategic timber and timberlands	322	322

	$364,548	364,410

During the first quarter of 2015, Deltic acquired approximately 40 acres of timber and timberland in an exchange transaction valued at $39,000 and in the first quarter of 2014, acquired approximately 64,500 acres for $106,627,000 in a cash transaction. Deltic invests in and holds strategic fee timber as a productive asset, and any expenditure to acquire such timber and timberlands is an investing activity in the Company’s Consolidated Statements of Cash Flows.

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations. In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberlands base to be sold. Other non-strategic acreage exists within the Company’s land base, but Deltic has not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines that they are either smaller tracts of pine timberlands that cannot be strategically managed or tracts of hardwood bottomland that cannot be converted into pine-growing acreage, they will be sold. As of March 31, 2015, approximately 655 acres of these lands were available for sale.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Timber and Timberlands (cont.)

Included in the Woodlands operating income were gains from sales of timberland of $26,000 and $72,000 for the three months ended March 31, 2015 and 2014, respectively. Occasionally Deltic engages in land-for-land exchanges that are recorded as sales due to the nature of the land involved. For the period ending March 31, 2015, $25,000 of gains were included in operating income from non-monetary exchanges and there were no such gains in the same period of 2014.

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2015	Dec. 31, 2014

Land	$947	947
Land improvements	8,162	8,163
Buildings and structures	22,684	22,680
Machinery and equipment	155,738	152,641

	187,531	184,431
Less accumulated depreciation	(113,396)	(110,267)

	$74,135	74,164

Note 6 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2015	Dec. 31, 2014

Deferred revenues – current	$2,565	3,310
Vacation accrual	1,378	1,312
Deferred compensation	943	1,166
All other current liabilities	1,998	1,435

	$6,884	7,223

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2015	Dec. 31, 2014

Accumulated postretirement benefit obligation	$12,549	12,343
Excess retirement plan	9,556	9,372
Accrued pension liability	15,047	14,955
Deferred revenue – long-term portion	260	383
Other noncurrent liabilities	1,554	2,287

	$38,966	39,340

Note 8 – Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2015, was 36 percent. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the three months ended March 31, 2015, there were no unrecognized tax benefits recorded on the balance sheet. The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2011.

Note 9 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2015	2014

Defined Benefit funded retirement plan
Service cost	$490	369
Interest cost	505	460
Expected return on plan assets	(603)	(573)
Amortization of prior service cost	1	5
Recognized actuarial loss	210	41

Net retirement expense	$603	302

Defined Benefit unfunded retirement plan
Service cost	$130	76
Interest cost	123	93
Amortization of prior service cost	—	(2)
Recognized actuarial loss	152	73

Net retirement expense	$405	240

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Employee and Retiree Benefit Plans (cont.)

	Three Months Ended March 31,
(Thousands of dollars)	2015	2014

Other postretirement benefit plan
Service cost	$132	105
Interest cost	140	124
Recognized actuarial loss	20	—
Amortization of plan amendment	(12)	(50)

Net other postretirement benefits expense	$280	179

The Company made contributions to its qualified plan of $300,000 during the first three months of 2015, and expects to continue to fund the plan at the same monthly level over the remainder of 2015. The expected long-term rate of return on pension plan assets is 7.50 percent. Effective January 1, 2015, Deltic closed the defined benefit funded retirement plan to any new or rehired salaried and hourly non-represented entrants. In connection with this closure, additional Company 401(k) contributions are made for all employees hired on or after that date.

Note 10 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component for the three months ended March 31, 2015 and 2014:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Other Post Retirement Benefit Plan	Total

AOCL at January 1, 2015	$(7,615)	(3,064)	(732)	(11,411)
Amounts reclassified from AOCL	128	92	5	225

Net current period other comprehensive income	128	92	5	225

AOCL at March 31, 2015	$(7,487)	(2,972)	(727)	(11,186)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Other Comprehensive Income Disclosures (cont.)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Other Post Retirement Benefit Plan	Total

AOCL at January 1, 2014	$(2,410)	(482)	213	(2,679)
Amounts reclassified from AOCL	28	43	(30)	41

Net current period other comprehensive income/(loss)	28	43	(30)	41

AOCL at March 31, 2014	$(2,382)	(439)	183	(2,638)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components

	Three Months Ended March 31, 2015
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Other Post Retirement Benefit Plan	Total

Amortization of prior service costs	$1	—	—	1
Amortization of actuarial losses	210	152	20	382
Amortization of plan amendment	—	—	(12)	(12)

Total before tax	211	152	8	371
Income tax expense	(83)	(60)	(3)	(146)

Total reclassifications – net of tax	$128	92	5	225

	Three Months Ended March 31, 2014
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Other Post Retirement Benefit Plan	Total

Amortization of prior service costs	$5	(2)	—	3
Amortization of actuarial losses	41	73	—	114
Amortization of plan amendment	—	—	(50)	(50)

Total before tax	46	71	(50)	67
Income tax expense	(18)	(28)	20	(26)

Total reclassifications – net of tax	$28	43	(30)	41

Amounts in parentheses indicate expenses. These items are included in the computation of net periodic retirement and postretirement costs. See Note 9 – Employee and Retiree Benefit Plans.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Other Comprehensive Income Disclosures (cont.)

Tax Effects by Component

	Three Months Ended March 31, 2015
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Amortization of prior service costs	$1	—	1
Amortization of actuarial losses	382	(150)	232
Amortization of plan amendment	(12)	4	(8)

	$371	(146)	225

	Three Months Ended March 31, 2014
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Amortization of prior service costs	$3	(1)	2
Amortization of actuarial losses	114	(45)	69
Amortization of plan amendment	(50)	20	(30)

	$67	(26)	41

Note 11 – Stock-Based Compensation

The Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, included $831,000 and $802,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.

Assumptions for the valuation of 2015 stock options and restricted stock performance units consisted of the following:

2015

Expected term of options (in years)	6.27
Weighted expected volatility	38.64%
Dividend yield	.56%
Risk-free interest rate – performance restricted shares	1.15%
Risk-free interest rate – options	1.92%
Stock price as of valuation date	$65.89
Restricted performance share valuation	$77.52
Grant date fair value – stock options	$24.40

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (cont.)

Stock Options – A summary of stock options as of March 31, 2015, and changes during the three-month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ 000)

Outstanding at January 1, 2015	151,753	$60.99

Granted	22,494	65.89
Exercised	(12,065)	43.84

Outstanding at March 31, 2015	162,182	$62.94	6.5	$698

Exercisable at March 31, 2015	101,303	$60.92	5.1	$630

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at March 31, 2015, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of March 31, 2015, there was $1,363,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of March 31, 2015, and changes during the three-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2015	85,410	$66.51

Granted	19,273	65.89
Vested	(18,682)	63.54

Nonvested at March 31, 2015	86,001	$67.02

As of March 31, 2015, there was $3,363,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.4 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (cont.)

Performance Units – A summary of nonvested restricted stock performance units as of March 31, 2015, and changes during the three months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2015	56,586	$85.78

Granted	20,297	77.52
Units not meeting vesting conditions	(12,135)	85.56

Nonvested at March 31, 2015	64,748	$83.23

As of March 31, 2015, there was $3,329,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Note 12 – Contingencies

At various times, the Company may be involved in litigation incidental to its operations. Currently there are no material legal proceedings outstanding.

On March 10, 2015, the Company experienced a fire at its MDF plant, Del-Tin Fiber, located in El Dorado, Arkansas. Damage was limited to the press portion of the facility, and operations at the facility were temporarily suspended while repairs were made to the damaged area. Costs of repair or replacement of property and equipment and business interruption are covered under the terms of applicable insurance policies, subject to deductibles. Deltic recognized expenses associated with the deductibles for these policies which amounted to $1,000,000 for the property policy and approximately $729,000 for the business interruption policy. As of March 31, 2015, the Company had not received any cash proceeds from its insurance carriers and recorded $2,235,000 in insurance receivables related to repair of property and equipment, clean-up costs, continuing manufacturing expenses, and the basis of equipment destroyed at the facility. Insurance recoveries of $1,349,000 were recorded as a reduction of continuing manufacturing expenses, in excess of the deductibles, normally included in cost of sales and $886,000 was recorded as a receivable against destroyed equipment. All property insurance proceeds are expected to be reinvested to fully restore the MDF plant operations. The plant was fully operational on April 20, 2015. Any gain on involuntary conversion of assets through the property insurance claim and recoveries of lost profit through the business interruption insurance claim will be recognized in the period in which the insurance claim is settled.

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at March 31, 2015, are presented in the following table:

		Fair Value Measurements at Reporting Date Using:
(Thousands of dollars)	March 31, 2015	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3

Liabilities
Nonqualified employee savings plan	$1,554	1,554	—	—

Long-term debt, including current maturities — The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be refinanced.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2015 and 2014. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	March 31, 2015		March 31, 2014
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial liabilities
Long-term debt, including current maturities	$202,000	205,582	$199,000	203,218

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

	Three Months Ended March 31,
(Thousands, except per share amounts)	2015	2014

Net earnings allocated to common stock	$1,891	4,859
Net earnings allocated to participating securities	22	52

Net income allocated to common stock and participating securities	$1,913	4,911

Weighted average number of common shares used in basic EPS	12,453	12,557

Effect of dilutive stock awards	53	49

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,506	12,606

Earnings per common share
Basic	$.15	.39
Assuming dilution	$.15	.39

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

	Three Months Ended March 31,
	2015	2014

Options	73,151	50,657
Restricted performance shares	44,451	56,586

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Three Months Ended March 31,
(Thousands of dollars)	2015	2014

Income taxes paid in cash	$—	1,158
Interest paid	924	414
Interest capitalized	(11)	(29)

Non-cash investing and financing activities excluded from the statement of cash flows include:

	Three Months Ended March 31,
(Thousands of dollars)	2015	2014

Issuance of restricted stock	$1,590	1,290
Land exchanges	39	—
Capital expenditures accrued, not paid	228	546
Insurance recoveries accrued for equipment	886	—

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2015	2014

Trade accounts receivable	$(660)	(3,771)
Insurance receivables*	(1,349)	—
Inventories	674	(1,878)
Refundable income tax	1,050	—
Prepaid expenses and other current assets	(126)	(261)
Trade accounts payable	1,614	(907)
Accrued taxes other than income taxes	493	275
Income taxes payable	108	1,689
Deferred revenues and other accrued liabilities	3	(2,162)

	$1,807	(7,015)

*	Does not include capital items.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2015	2014

Net sales
Woodlands	$11,038	10,402
Manufacturing[2]	42,147	46,540
Real Estate	1,486	3,503
Eliminations[1]	(6,292)	(5,066)

	$48,379	55,379

Income before income taxes
Operating income
Woodlands	$6,486	5,313
Manufacturing[2]	3,537	8,342
Real Estate	(829)	153
Corporate	(4,565)	(4,826)
Eliminations	(113)	(175)

Operating income	4,516	8,807
Interest income	1	2
Interest and other debt expense, net of capitalized interest	(1,628)	(1,175)
Other income	107	61

	$2,996	7,695

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,707	1,803
Manufacturing	3,176	2,937
Real Estate	91	83
Corporate	11	20

	$4,985	4,843

Capital expenditures
Woodlands	$1,308	108,044
Manufacturing	4,143	1,424
Real Estate	267	298
Corporate	2	3

	$5,720	109,769

Timberland acquisition expenditures	$56	106,627

[1]	Primarily intersegment sales of timber from Woodlands to Manufacturing.
[2]	During March 2015, the Company experienced a fire in the press at its MDF plant in El Dorado that affected the operating results. (For additional information, see Note 12 - Contingencies)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $1.9 million for the first quarter of 2015, compared to $4.9 million for the first quarter of 2014. The decrease was primarily due to lower operating income for the Manufacturing segment, as persistent winter weather conditions negatively impacted construction activity in much of the United States during the first quarter of 2015, resulting in reduced lumber sales volumes at a lower average sales price. This was combined with the financial impact of a fire that occurred in the press at the Company’s medium density fiberboard (“MDF”) plant in early March. The fire caused the plant’s production to be temporarily suspended at the facility for clean-up and repair, but the facility resumed production by mid-April. For the quarter, the Company recognized the expense associated with the insurance policy deductibles for its property damage and business interruption insurance policies. Additional information about the financial impact of the fire can be found in the Manufacturing segment portion of Results of Operations, and also in Note 12 to the Consolidated Financial Statements. The Manufacturing segment reported operating income of $3.5 million, a decrease of $4.8 million when compared to the first quarter of 2014. The Company’s Woodlands segment provided $6.5 million in operating income in the current-year quarter, $1.2 million more than in the same period a year ago mainly due to an increased harvest volume for pine sawtimber at a higher average sales price. The Real Estate segment’s operating results were a loss of $.8 million, a $1 million decrease from the first quarter of 2014 due to a lower number of residential lots sold in the first quarter of 2015. Corporate segment operating expense was $4.6 million in the first quarter of 2015, a $.2 million decrease from the corresponding period of 2014 due to lower general and administrative expenses.

Deltic is a vertically integrated natural resources company operating in a commodity-based business environment that is engaged in the growing and harvesting of timber, and the manufacture and marketing of lumber and MDF, with a major diversification in real estate development. The Company’s operations and financial results are affected by a number of factors which include, but are not limited to, general economic conditions, U.S. employment levels, interest rates, credit availability and associated costs, imports of lumber and MDF, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, natural gas pricing and weather conditions. Residential construction activity in the United States was affected in the first quarter of 2015 by the prolonged harsh winter weather conditions experienced in much of the country. Generally, construction activity is expected to increase in the second quarter as the weather conditions continue to moderate in the spring. Deltic is prepared to meet any increase in the market demand for wood products or real estate. As with most commodity markets, and given Deltic’s relative size, the Company has little or no influence over the market’s pricing levels or demand for its wood products. However, Deltic’s management will continue the Company’s vertical integration strategy and will use its diversity of assets and the ability to adapt production levels quickly to capture market opportunities being created by the improved construction activity.

The Woodlands segment serves as the foundation of Deltic’s vertically integrated strategy, providing over one-half of the raw material needs of the Company’s sawmills. The pine sawtimber harvest in the first quarter of 2015 was 231,534 tons, a ten percent increase from the 209,548 tons harvested in the first quarter of 2014, due to timberland acquisitions, despite poor logging conditions for the Company’s operating area due to extremely wet weather. The Company continues to manage the timber growing on its timberlands on a sustainable-yield basis. The average per-ton sales price for pine sawtimber was $26 in the current-year quarter, compared to $24 received in 2014’s first quarter. Management expects prices for pine sawtimber to continue their gradual improvement. The pine pulpwood harvest volume for the first quarter of 2015 was 91,673 tons, a 17,336 ton decrease from the first quarter of 2014, while the average per-ton sales price increased $2 to $10 per ton. The decrease in pine pulpwood harvested was mainly due to the mix of inventory growing on the tracts harvested and wet weather conditions. During the current year’s first quarter, the Company sold 20 acres of timberland at an average sales price of $1,900 per acre versus 160 acres sold at $1,000 per acre in 2014’s first quarter.

The Woodlands segment’s operating results include other benefits derived from land ownership, such as revenues from hunting leases, mineral lease rentals, mineral royalties, and land easements. Hunting lease revenues were $.8 million in the first quarter of 2015, a $.2 million increase from 2014 due to an increased number of acres available to lease as a result of the timberland acquisitions made in 2014. This benefit of the increased acreage to lease was combined with higher per-acre lease rates for the current-year lease period. Oil and gas lease rental income was $.2 million in 2015, compared to $.4 million in the first quarter of 2014, as the amortization of original leases payment received for a portion of the mineral acreage leased ended and most of those acres are now held by production. Oil and gas royalty payments received, primarily from wells in the Fayetteville Shale Play, totaled $1.1 million in the first quarter of both 2015 and 2014. Royalty revenues were essentially the same as the prior-year period since lower natural gas sales prices were offset by an increase in the number of producing wells and the related increased natural gas production volumes. The ultimate benefit to Deltic from mineral leases remains speculative and unknown to the Company and is contingent on the successful completion of producing wells on Company lands and the prices received for crude oil and natural gas.

The Manufacturing segment produces both dimension lumber and MDF. The Company sold 61.3 million board feet of lumber in the first quarter of 2015, a decrease of 3 million board feet when compared to 64.3 million board feet sold in the same period of 2014. The five percent decrease in sales volume was mainly due to reduced construction activity caused by winter weather conditions during the first quarter of 2015. The average lumber sales price received in the current quarter of $358 per thousand board feet was a $20 per thousand board feet, or five percent, decrease from the same period of 2014 due to weaker demand. Sales of MDF totaled 26.4 million square feet in the first quarter of 2015, compared to 28.5 million square feet in 2014. The average sales price for MDF during the first quarter of 2015 was $573 per thousand square feet, compared to $577 per thousand square feet sold in the same period a year ago. A fire in the press at the MDF facility caused production to be temporarily halted in the first quarter of 2015 while repairs were made. The plant resumed full operations on April 20, 2015. There was adequate inventory on hand to meet customer needs while the plant was undergoing needed clean-up and repairs resulting from the fire. The Company recognized expenses reflecting insurance policy deductibles for its property and business interruption policies. Because of the historical volatility in the lumber and MDF markets, Deltic closely monitors market conditions and plans to react quickly to adjust production levels to meet changes in demand.

The Real Estate segment sold 2 residential lots during the first quarter of 2015, with an average per-lot sales price of $51,200, compared to sales of 23 lots with an average per-lot sales price of $89,900 in 2014’s first quarter. There were no new lot offerings in the first quarter of 2015 while the majority of the lots sold in the first quarter of 2014 were the result of the lots closed in a new Chenal Valley neighborhood after it was offered for sale in the fourth quarter of 2013. The decrease in the per-lot sales price was due to the mix of lots sold. Currently the Company is actively developing additional lots to be offered in the near future. No commercial acreage sales occurred in either the first quarter of 2015 or 2014. The commercial real estate acreage within Chenal Valley continues to receive interest from potential buyers, especially property located near the key intersection of Rahling Road and the Chenal Parkway where “The Promenade at Chenal,” an upscale shopping center, and the nearby St. Vincent West health care campus are located. However, due to the unpredictable nature of commercial real estate sales activity, the Company cannot anticipate the timing of closing for any commercial real estate transaction.

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended March 31, 2015 and 2014. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended March 31,
(Millions of dollars, except per share amounts)	2015	2014

Net sales
Woodlands	$11.0	10.4
Manufacturing	42.2	46.5
Real Estate	1.5	3.5
Eliminations	(6.3)	(5.0)

Net sales	$48.4	55.4

Cost of sales
Woodlands	$2.7	3.2
Manufacturing	38.6	38.2
Real Estate	2.1	3.1
Eliminations	(9.4)	(7.8)

Total cost of sales	$34.0	36.7

Operating income/(loss)
Woodlands	$6.5	5.3
Manufacturing	3.5	8.3
Real Estate	(.8)	.2
Corporate	(4.6)	(4.8)
Eliminations	(.1)	(.2)

Operating income	4.5	8.8

Interest and other debt expense	(1.6)	(1.2)
Other income	.1	.1
Income taxes	(1.1)	(2.8)

Net income	$1.9	4.9

Earnings per common share
Basic and assuming dilution	$.15	.39

Consolidated

Net income for the first quarter of 2015 was $1.9 million, a $3 million decrease from the first quarter of 2014. Lower operating income from the Manufacturing and Real Estate segments were partially offset by improved financial results for the Woodlands segment and decreased Corporate general and administrative expenses. Income tax expense decreased period-over-period due to lower pretax income.

Consolidated cost of sales decreased $2.7 million from the first quarter of 2014 due to lower cost of residential lots sold, lower cost for hauling stumpage to other mills, and an increase in intercompany eliminations caused by the Woodlands providing a higher amount of raw material stumpage to the sawmills. These decreases were partially offset by fire-related deductible expense for property and business interruption insurances for the Company’s MDF facility.

The main cost drivers affecting the Company’s cost of sales impacting each segment’s operating income and thus consolidated operating income are as follows: Woodlands – direct operating expenses (operating salaries and benefits, cull timber removal, line and road maintenance expenses, etc.), oil and gas royalty expenses, cost of hauling stumpage to other mills, and cost of timberland sold; Manufacturing – raw materials cost, direct manufacturing expenses (operating salaries and benefits, utilities, insurance, property and business interruption insurance deductibles, repairs and maintenance, etc.), and freight expense; and Real Estate – cost of residential lots, commercial acreage, and speculative homes sold and the cost of sales of Chenal Country Club. There is generally little to no margin on either hauling stumpage to other mills in the Woodlands segment or freight activity in the Manufacturing segment, since the net sales recorded for these activities are essentially offset by the cost of hauling stumpage to other mills or freight expense. The Company expects pine sawtimber prices to gradually increase in the next quarter which will improve results for the Woodlands segment, but conversely will increase raw material stumpage prices in the sawmills.

Operating income was $4.5 million, a decrease of $4.3 million from the first quarter of 2014. The Woodlands segment’s operating income was $1.2 million more than the prior year primarily due to an increased harvest volume and higher per-ton sales price for pine sawtimber harvested in the current year. The Manufacturing segment’s operating income decreased by $4.8 million in the current quarter due to reduced lumber sales volumes and a lower average sales price, combined with the financial impact of the property and business interruption insurance deductibles at the MDF facility in the current-year first quarter. The Real Estate segment results decreased $1 million due to the decrease in the number of residential lots sold from the prior year, as there were no new lot offerings in the current-year quarter. Corporate expense was $.2 million lower in the current quarter, due to decreased general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended March 31,
	2015	2014

Net sales (millions of dollars)
Pine sawtimber	$6.1	4.9
Pine pulpwood	1.0	.9
Hardwood sawtimber	—	.1
Hardwood pulpwood	.2	.3
Timberland	—	.2
Oil and gas lease rentals	.2	.4
Oil and gas royalties	1.1	1.1
Hunting leases	.8	.6
Hauling to other mills	1.5	1.8

Cost of sales (millions of dollars)
Direct operating expenses	$1.2	1.3
Oil and gas royalty expenses	.1	.1
Cost of hauling stumpage to other mills	1.5	1.8
Cost of timberland sold	—	.1

Cost of fee timber harvested (millions of dollars)	$1.7	1.7

Sales volume (thousands of tons)
Pine sawtimber	231.5	209.5
Pine pulpwood	91.7	109.0
Hardwood sawtimber	.3	1.7
Hardwood pulpwood	7.5	17.5

	Quarter Ended March 31,
	2015	2014
Sales price (per ton)
Pine sawtimber	$26	24
Pine pulpwood	10	8
Hardwood sawtimber	67	43
Hardwood pulpwood	21	16

Timberland
Sales volume (acres)	20	160
Sales price (per acre)	$1,931	962

Net sales increased $.6 million when compared to the 2014 first quarter. Pine sawtimber sales were higher by $1.2 million due to a ten percent increase in harvest volume combined with an eight percent higher average sales price. Revenues from pine pulpwood were $.1 million higher, as the average sales price increased 25 percent, while harvest volumes decreased 16 percent from 2014 amounts. Hardwood sawtimber and pulpwood revenues decreased $.2 million due to lower harvest volumes, partially offset by higher per-ton average sales prices. The lower harvest volumes for pine and hardwood pulpwood and hardwood sawtimber were due to the composition of the timberland tracts harvested and wet weather conditions. Revenues from sales of strategic timberland were $.2 million less, due to a decrease in the number of acres sold, partially offset by a higher average sales price per acre. Oil and gas royalty revenue was unchanged from the same period of 2014, as increased natural gas production volume sold was offset by a lower average sales price for the natural gas produced. Oil and gas lease rental revenue was $.2 million lower as the amortization of revenues from the original lease rentals received ended and the leases become held by production. Hunting lease revenues increased $.2 million due to the increase in the number of acres available to be leased and a higher per-acre lease rate. Revenues from hauling stumpage to other mills were $.3 million lower than the prior year, but there was a reduction in margin from this revenue due to an offsetting decrease in related hauling costs.

Cost of sales for the first quarter of 2015 decreased $.5 million compared to the same period a year ago, due to a $.1 million decrease in direct operating expenses, including the seasonal replanting, cull timber removal, and road maintenance expenses. The $.3 million lower cost of hauling stumpage to other mills was offset by the related decrease in hauling revenue. The cost of timberland sold was $.1 million lower in the current period due to the decrease in the number of acres sold. Operating income was $1.2 million more than in the 2014 first quarter due to the same factors affecting net sales and cost of sales.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Quarter Ended March 31,
	2015	2014

Net sales (millions of dollars)
Lumber	$21.9	24.3
Residual by-products[1]	2.4	2.7
Medium density fiberboard (“MDF”)	15.2	16.4
Freight invoiced to customers	2.7	3.1

Cost of sales – sawmill operations (millions of dollars)
Raw materials	$9.2	9.7
Residual by-products[1]	2.4	2.7
Direct manufacturing expenses	7.2	7.0
Change in inventory	(.4)	(1.0)
Freight expense	.9	1.2

	Quarter Ended March 31,
	2015	2014

Cost of sales – MDF operations (millions of dollars)
Raw materials[2]	$5.5	8.4
Direct manufacturing expenses[2]	7.1	6.6
Change in inventory[2]	1.8	(1.1)
Freight expense	1.8	2.0

Depreciation (millions of dollars)
Sawmill operations	$1.2	1.2
MDF operations	1.8	1.6

Lumber
Finished production (MMBF)	59.5	66.6
Sales volume (MMBF)	61.3	64.3
Sales price (per MBF)	$358	378

MDF (3/4 inch basis)
Finished production (MMSF)	23.1	30.5
Sales volume (MMSF)	26.4	28.5
Sales price (per MSF)	$573	577

[1]	Residual by-products are reported net of intercompany eliminations.
[2]	On March 10, 2015 the MDF plant incurred a fire that curtailed operations for the remainder of the quarter. (For additional information refer to Note12 – Contingencies)

Net sales for the segment decreased $4.3 million from the first quarter of 2014, primarily due to a lower average sales price and a decreased sales volume of lumber, as persistent winter weather in the first quarter of 2015 slowed home construction activity. The average lumber sales price in the first quarter of 2015 decreased $20 per MBF, or five percent, from the average sales price in the first quarter of 2014. The sales volume in the first quarter of 2015 was five percent lower than a year ago, as the Company reduced production to match market demand. The average sales price of MDF in 2015 decreased by $4 per MSF, to $573 per MSF, while the sales volume decreased by 2.1 MMSF, due to a weaker market for MDF. Revenues from freight invoiced to customers decreased $.4 million, and was offset by a related decrease in freight expense.

Cost of sales for the Manufacturing segment in the first quarter of 2015 increased $.4 million from the first quarter of 2014. For the reported cost of sales for sawmill and MDF operations, intersegment eliminations of residual sales by sawmill operations to MDF operations are not reflected. These costs increased $.2 million period-over-period. The cost of sales for the sawmill operations in the first quarter of 2015 were $.4 million less than the prior year first quarter due to a lower production volume, which resulted in $.5 million less raw material cost, and lower freight expenses, partially offset by a $.6 million lower benefit from change in inventory and $.2 million in higher direct operating expenses, primarily salaries and benefits. Cost of sales for MDF operations were $.6 million higher in the first quarter of 2015 than in the first quarter of 2014. Due to the fire-related curtailment of production, raw material costs for the current-year quarter were lower by $2.9 million, the change in inventory increased by $2.9 million, and utilities and other direct operating expenses were higher by $.5 million. The Company had insurance coverage for property and business interruption caused by the fire. Deltic recognized expenses associated with the deductibles for these policies which amount to $1 million for the property policy and approximately $.7 million for the business interruption policy. Recognition of gains from the settlement of the business interruption claim or proceeds from the property damage claim will be recognized in the period in which the claim is settled. Operating income for the Manufacturing segment was $4.8 million less than in the 2014 period, due to the same items affecting net sales and cost of sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended March 31,
	2015	2014

Net sales (millions of dollars)
Residential lots	$.1	2.0
Chenal Country Club	1.3	1.3

Cost of sales (millions of dollars)
Residential lots	$.1	1.0
Chenal Country Club	1.4	1.5

Sales volume
Residential lots	2	23

Average sales price (thousands of dollars)
Residential lots	$51	89

Net sales for the first quarter of 2015 were $2 million lower than in the prior year first quarter due to a decrease in the number of residential lots sold and a lower average sales price per lot sold. The lower average sales price was due to the mix of lots sold.

Cost of sales for the Real Estate segment decreased $1 million due to fewer residential lots sold in the first quarter of 2015 than in the first quarter of 2014, and was largely due to the timing of offerings of new neighborhood lots for sale. The operating loss in the first quarter of 2015 was due to the decrease in the number of residential lots sold compared to the first quarter of 2014.

Corporate

The $.2 million decrease in operating expense for Corporate functions was due to lower general and administrative expenses, primarily incentive plan expenses and professional fees which were partially offset by higher salary and benefit expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment increased $1.3 million, to $6.3 million for 2015’s first quarter. During the first quarter of 2015, Deltic transferred an increased volume of fee timber to its sawmills, at a higher per-ton transfer price. Transfer prices reflect that of the market. Intercompany sales elimination exceeded the intercompany cost elimination by $.1 million as the percentage of intercompany fee timber in inventory at the Company’s sawmills increased during the current period.

Income Taxes

The effective income tax rate was 36 percent for the first quarter of both 2015 and 2014.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $9.2 million for the first three months of 2015 compared to $3.7 million in 2014. Changes in operating working capital, other than cash and cash equivalents, required cash of $7 million in 2014 and provided cash of $1.8 million in 2015. The Company’s accompanying consolidated statements of cash flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $5.5 million in the current-year period and $2.6 million a year ago. Capital expenditures by segment consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2015	2014

Woodlands	$1.3	1.4
Manufacturing	4.1	1.4
Real Estate, including development expenditures	.3	.3
Corporate	—	—

Capital expenditures	5.7	3.1
Non-cash accrued liabilities	(.2)	(.5)

Capital expenditures requiring cash	$5.5	2.6

Timberland acquisition expenditures, including land acquired in exchanges, totaled $.1 million in 2015 and $106.7 million in 2014. The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations used cash of $.5 million in 2015 and $.4 million in 2014. Funds held by trustees to be used for acquisitions of timberland designated as “replacement property” for income tax purposes, as required for tax-deferred exchanges, increased $.1 million in 2014 versus no change in 2015. Deltic received proceeds from other investing activities of $.1 million in both 2015 and 2014. Deltic had $109 million in net borrowings in 2014 versus payments of $1 million in 2015. Deltic paid dividends on common stock of $1.3 million in 2015 and 2014. Proceeds from stock option exercises and related tax benefits were $.6 million in 2015 and $.2 million in 2014. Other financing activities required cash of $.2 million in both 2015 and 2014.

Financial Condition

Working capital totaled $14 million at March 31, 2015, and $13.1 million at December 31, 2014. Deltic’s working capital ratio at March 31, 2015 was 1.77 to 1, compared to 1.81 to 1 at the end of 2014. Cash and cash equivalents at the end of the first quarter of 2015 increased $1.7 million from December 31, 2014. Deltic’s long-term debt to stockholders’ equity ratio was .750 to 1 at March 31, 2015 and .758 to 1 at December 31, 2014.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, in addition to expanding lumber production as market conditions allow and developing residential and/or commercial properties at Chenal Valley, Wildwood Place, and Red Oak Ridge.

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $430 million, and includes an option to request an increase in the amount of aggregate revolving commitments by $50 million. As of

March 31, 2015, there was $133 million outstanding in borrowings on the credit facility, leaving $297 million available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Notes 9 and 10 to the consolidated financial statements included in the Company’s 2014 annual report on Form 10-K.)

The table below sets forth the ratio requirements of the covenants in both the credit facility and Senior Notes Payable and status with respect to these covenants as of March 31, 2015 and December 31, 2014.

	Covenants Requirements		Actual Ratios at March 31, 2015	Actual Ratios at Dec. 31, 2014
Leverage ratio should be less than:[1]	.65 to 1		.429 to 1	.432 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	68.22%	74.94%

[1]	The leverage ratio is calculated as total debt divided by total capital. Total debt includes indebtedness for borrowed money, secured liabilities, obligations in respect of letters of credit, and guarantees. Total capital is the sum of total debt and net worth. Net worth is calculated as total assets minus total liabilities, as reflected on the balance sheet. This covenant is applied at the end of each quarter.
[2]	Timber market value must be greater than 175 percent of total debt (as defined in (1) above). The timber market value is calculated by multiplying the average price received for sales of timber for the preceding four quarters by the current quarter’s ending inventory of timber. This covenant is applied at the end of the quarter on a rolling four-quarter basis.

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. On December 15, 2014, Deltic announced another $25 million expansion of the program. As of March 31, 2015, the Company had expended $24.6 million under this program, with the purchase of 538,526 shares at an average cost of $45.73 per share; no shares have been purchased in 2015. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover all eligible employees, excluding employees of the subsidiaries. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans for all of its eligible retired employees, excluding employees of the subsidiaries. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 16 to the consolidated financial statements included in the Company’s 2014 annual report on Form 10-K.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2015	2016 to 2017	2018 to 2019	After 2019

Contractual cash payment obligations
Woodlands committed capital costs	$.5	.5	—	—	—
Real estate development committed capital costs	11.8	9.0	2.8	—	—
Manufacturing committed capital costs	3.6	3.6	—	—	—
Long-term debt	202.0	—	40.0	133.0	29.0
Interest on debt*	16.2	4.2	7.0	4.3	.7
Retirement plans	5.0	1.1	.5	.6	2.8
Other postretirement benefits	5.2	.3	.8	.9	3.2
Other liabilities	2.4	2.4	—	—	—

	$246.7	21.1	51.1	138.8	35.7

Other commercial commitment expirations
Timber cutting agreements	$1.0	.4	.6	—	—
Letters of credit	.5	.1	.2	.2	—

	$1.5	.5	.8	.2	—

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2014 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 1 to the consolidated financial statements.)

Outlook

Pine sawtimber harvest levels are expected to be 200,000 to 225,000 tons in the second quarter of 2015 and 725,000 to 765,000 tons for the year. Finished lumber sales volumes are estimated at 65 to 75 million board feet for the second quarter of 2015 and 265 to 285 million board feet for the year. MDF sales volumes for the second quarter and year of 2015 are estimated to be 25 to 35 million square feet and 110 to 130 million square feet, respectively. Actual lumber and MDF sales volumes are subject to market conditions, as impacted by the level of residential home construction and remodeling activity. Residential lot sales are projected to be 10 to 20 lots and 75 to 100 lots for the second quarter of 2015, and the year, respectively. Even though commercial acreage in Chenal Valley has received interest from potential buyers, it is difficult to anticipate future closings due to the volatile nature of commercial real estate transactions and the significant number of factors related to any sale.

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

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Item 7A of Part II of its 2014 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

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

Based on their evaluation as of March 31, 2015, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2014 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]

Jan. 1 through Jan. 31, 2015	—		—	—	$10,372,403

Feb. 1 through Feb. 28, 2015	249	[2]	$65.57	—	$10,372,403

Mar. 1 through Mar. 31, 2015	—		—	—	$10,372,403

[1]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. In December 2007, this plan was expanded by $25 million. On December 18, 2014, Deltic announced another $25 million expansion of the program. There is no stated expiration date regarding this authorization.
[2]	Represents shares withheld to pay taxes in connection with vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date:	May 4, 2015	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date:	May 4, 2015	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date:	May 4, 2015	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)