Form 10-Q
period 2015-06-30
DELTIC TIMBER CORP
filed 2015-08-03
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of Common Stock, $.01 Par Value, outstanding at July 23, 2015, was 12,623,452.

TABLE OF CONTENTS – SECOND QUARTER 2015 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Thousands of dollars)

	June 30, 2015	December 31, 2014

Assets
Current assets
Cash and cash equivalents	$2,098	2,761
Trade accounts receivable, net of allowance for doubtful accounts of $116 and $123, respectively	10,463	9,087
Insurance receivables	6,473	—
Inventories	9,729	11,494
Prepaid expenses and other current assets	4,203	5,964

Total current assets	32,966	29,306

Investment in real estate held for development and sale	56,509	56,139
Timber and timberlands – net	363,984	364,410
Property, plant, and equipment – net	77,319	74,164
Deferred charges and other assets	2,942	3,250

Total assets	$533,720	527,269

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$7,371	6,814
Accrued taxes other than income taxes	3,141	2,149
Deferred revenues and other accrued liabilities	9,580	7,223

Total current liabilities	20,092	16,186

Long-term debt	204,000	203,000
Deferred tax liabilities – net	1,298	1,102
Other noncurrent liabilities	39,426	39,340
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	86,135	86,575
Retained earnings	203,285	204,327
Treasury stock	(9,684)	(11,978)
Accumulated other comprehensive loss	(10,960)	(11,411)

Total stockholders’ equity	268,904	267,641

Total liabilities and stockholders’ equity	$533,720	527,269

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$45,681	58,605	94,060	113,984

Costs and expenses
Cost of sales	33,240	39,529	67,256	76,135
Depreciation, amortization, and cost of fee timber harvested	5,291	4,621	10,276	9,464
General and administrative expenses	5,437	4,721	10,299	9,844

Total costs and expenses	43,968	48,871	87,831	95,443

Other income – business interruption claim	516	—	516	—
Gain on involuntary conversion of assets	704	—	704	—

Operating income	2,933	9,734	7,449	18,541

Interest income	—	1	1	3
Interest and other debt expense, net of capitalized interest	(1,646)	(1,560)	(3,274)	(2,735)
Other income/(expense)	(3)	(18)	104	43

Income before income taxes	1,284	8,157	4,280	15,852

Income tax expense	(453)	(2,859)	(1,536)	(5,643)

Net income	$831	5,298	2,744	10,209

Earnings per common share
Basic	$.07	.42	.22	.80
Assuming dilution	$.07	.42	.22	.80

Dividends per common share
Paid	$.10	.10	.20	.20
Declared	$.20	.20	.30	.30

Weighted average common shares outstanding (thousands)
Basic	12,471	12,545	12,462	12,551
Assuming dilution	12,521	12,591	12,518	12,603

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2015	2014

Net income	$2,744	10,209

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income (net of tax):
Amortization of prior service cost	1	3
Amortization of actuarial loss	464	139
Amortization of plan amendment	(14)	(61)

Other comprehensive income	451	81

Comprehensive income	$3,195	10,290

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2015	2014

Operating activities
Net income	$2,744	10,209
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	10,276	9,464
Deferred income taxes	(487)	(1,207)
Real estate development expenditures	(1,293)	(512)
Real estate costs recovered upon sale	585	1,732
Timberland costs recovered upon sale	25	174
Stock-based compensation expense	1,678	1,606
Net increase in liabilities for pension and other postretirement benefits	1,802	481
Net decrease in deferred compensation for stock-based liabilities	(543)	(583)
(Increase)/decrease in operating working capital other than cash and cash equivalents	369	(6,658)
Other changes in assets and liabilities	(557)	133

Net cash provided by operating activities	14,599	14,839

Investing activities
Capital expenditures requiring cash, excluding real estate development	(13,102)	(6,231)
Timberland acquisition expenditures requiring cash	(581)	(118,106)
Net change in purchased stumpage inventory	(574)	(588)
Other – net	308	275

Net cash required by investing activities	(13,949)	(124,650)

Financing activities
Proceeds from borrowings	2,000	120,000
Repayments of notes payable and long-term debt	(1,000)	—
Treasury stock purchases	(16)	(3,790)
Common stock dividends paid	(2,523)	(2,539)
Proceeds from stock option exercises	545	59
Excess tax benefits from stock-based compensation expense	54	143
Other – net	(373)	(321)

Net cash provided/(required) by financing activities	(1,313)	113,552

Net increase/(decrease) in cash and cash equivalents	(663)	3,741
Cash and cash equivalents at January 1	2,761	4,374

Cash and cash equivalents at June 30	$2,098	8,115

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2015	2014

Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2015 and 2014	128	128

Capital in excess of par value
Balance at beginning of period	86,575	84,796
Exercise of stock options	(88)	8
Stock-based compensation expense	1,678	1,606
Restricted stock awards	(1,677)	(1,290)
Tax effect of stock awards	(353)	(149)

Balance at end of period	86,135	84,971

Retained earnings
Balance at beginning of period	204,327	189,720
Net income	2,744	10,209
Common stock dividends declared	(3,786)	(3,804)

Balance at end of period	203,285	196,125

Treasury stock
Balance at beginning of period – 231,790 and 134,609 shares, respectively	(11,978)	(5,693)
Shares purchased – 249 and 63,366 shares, respectively	(16)	(3,790)
Shares issued for incentive plans – 41,612 and 30,106 shares, respectively	2,310	1,340

Balance at end of period – 190,427 and 167,869 shares, respectively	(9,684)	(8,143)

Accumulated other comprehensive loss
Balance at beginning of period	(11,411)	(2,679)
Change in other comprehensive income, net of tax	451	81

Balance at end of period	(10,960)	(2,598)

Total stockholders’ equity	$268,904	270,483

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

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of June 30, 2015, and the results of its operations and cash flows for the three months and six months ended June 30, 2015 and 2014. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Recently Issued Authoritative Accounting Pronouncements and Guidance

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating what effect ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On April 7, 2015, FASB issued ASU No. 2015-03, “Interest: Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis. The Company believes this will have an immaterial impact on its financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)		June 30, 2015	Dec. 31, 2014

Raw materials	- Logs	$956	772
	- Del-Tin - wood fiber	333	384
Finished goods	- Lumber	4,084	4,168
	- Medium density fiberboard (“MDF”)	2,207	3,889
	- MDF consigned to others	705	926
Supplies		1,444	1,355

		$9,729	11,494

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2015	Dec. 31, 2014

Short-term deferred tax assets	$2,071	2,087
Refundable income taxes	896	2,537
Prepaid expenses	655	654
Other current assets	581	686

	$4,203	5,964

Note 4 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2015	Dec. 31, 2014

Purchased stumpage inventory	$2,194	1,620
Timberlands	156,051	155,704
Fee timber	324,989	322,714
Logging facilities	2,730	2,720

	485,964	482,758
Less accumulated cost of fee timber harvested and facilities depreciation	(122,277)	(118,670)

Strategic timber and timberlands	363,687	364,088
Non-strategic timber and timberlands	297	322

	$363,984	364,410

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Timber and Timberlands (cont.)

During the three months ended June 30, 2015, Deltic acquired approximately 304 acres of timberlands located in the Company’s current operating area for cash payments of approximately $580,000. The total number of timberland acres acquired in the first six months of 2015 was 344, inclusive of 40 acres acquired in an exchange transaction in the first quarter. Cash paid for timberland acquisition expenditures in the three months and six months ended June 30, 2014, were $11,479,000 for 7,600 acres and $118,106,000 for 71,800 acres, respectively. Deltic invests in and holds strategic fee timber as a productive asset, and any expenditure to acquire such timber and timberlands is an investing activity on the Company’s Consolidated Statements of Cash Flows.

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations. In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberlands base to be sold. Other non-strategic acreage exists within the Company’s land base, but Deltic has not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines that they are either smaller tracts of pine timberlands that cannot be strategically managed or tracts of hardwood bottomland that cannot be converted into pine-growing acreage, they will be sold. As of June 30, 2015, approximately 617 acres of these lands were available for sale. Included in the Woodlands operating income were gains from sales of timberland of $70,000 and $221,000 for the three months ended June 30, 2015, and 2014, respectively, and $96,000 and $293,000 for the six months ended June 30, 2015 and 2014, respectively. Occasionally Deltic engages in land-for-land exchanges that are recorded as sales due to the nature of the land involved. For the six months ending June 30, 2015, $25,000 of gains were included in operating income from non-monetary exchanges, and there were no such gains in the same period of 2014.

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2015	Dec. 31, 2014

Land	$947	947
Land improvements	9,065	8,163
Buildings and structures	22,845	22,680
Machinery and equipment	160,227	152,641

	193,084	184,431
Less accumulated depreciation	(115,765)	(110,267)

	$77,319	74,164

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2015	Dec. 31, 2014

Deferred revenues – current	$3,745	3,310
Dividend payable	1,262	—
Vacation accrual	1,444	1,312
Deferred compensation	1,687	1,166
All other current liabilities	1,442	1,435

	$9,580	7,223

Note 7 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	June 30, 2015	Dec. 31, 2014

Accumulated postretirement benefit obligation	$12,746	12,343
Excess retirement plan	9,740	9,372
Accrued pension liability	15,190	14,955
Deferred revenue – long-term portion	192	383
Other noncurrent liabilities	1,558	2,287

	$39,426	39,340

Note 8 – Income Taxes

The Company’s effective tax rate for the three months and six months ended June 30, 2015, was 35 percent and 36 percent, respectively. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. At June 30, 2015, there were no unrecognized tax benefits recorded on the balance sheet. The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2011.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2015	2014	2015	2014

Defined benefit funded retirement plan
Service cost	$490	369	979	738
Interest cost	505	459	1,010	919
Expected return on plan assets	(602)	(572)	(1,205)	(1,145)
Amortization of prior service cost	1	4	2	9
Recognized actuarial loss	210	41	420	82

Net retirement expense	$604	301	1,206	603

Defined benefit unfunded retirement plan
Service cost	$129	75	259	151
Interest cost	124	93	247	186
Amortization of prior service cost	—	(2)	—	(4)
Recognized actuarial loss	152	74	304	147

Net retirement expense	$405	240	810	480

Other postretirement benefit plan
Service cost	$131	105	263	210
Interest cost	140	124	280	248
Recognized actuarial loss	19	—	39	—
Amortization of plan amendment	(11)	(50)	(23)	(100)

Net other postretirement benefits expense	$279	179	559	358

The Company made contributions to its qualified plan of $550,000 during the first six months of 2015, and expects to fund the plan with an additional $450,000 over the remainder of 2015. The expected long-term rate of return on pension plan assets is 7.50 percent. Effective January 1, 2015, Deltic closed the defined benefit funded retirement plan to any new or rehired salaried and hourly non-represented entrants. In connection with this closure, additional Company 401(k) contributions are made for all employees hired on or after that date.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component for the six months ended June 30, 2015 and 2014:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

AOCL at January 1, 2015	$(7,615)	(3,064)	(732)	(11,411)
Amounts reclassified from AOCL	256	185	10	451

Net current period other comprehensive income	256	185	10	451

AOCL at June 30, 2015	$(7,359)	(2,879)	(722)	(10,960)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

AOCL at January 1, 2014	$(2,410)	(482)	213	(2,679)
Amounts reclassified from AOCL	55	87	(61)	81

Net current period other comprehensive income	55	87	(61)	81

AOCL at June 30, 2014	$(2,355)	(395)	152	(2,598)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components:

	Six Months Ended June 30, 2015
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

Amortization of prior service costs	$2	—	—	2
Amortization of actuarial losses	420	304	39	763
Amortization of plan amendment	—	—	(23)	(23)

Total before tax	422	304	16	742
Income tax benefit/(expense)	(166)	(119)	(6)	(291)

Total reclassifications – net of tax	$256	185	10	451

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

Tax Effects by Component

	Six Months Ended June 30, 2015
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Amortization of prior service costs	$2	(1)	1
Amortization of actuarial losses	763	(299)	464
Amortization of plan amendment	(23)	9	(14)

	$742	(291)	451

	Six Months Ended June 30, 2014
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Amortization of prior service costs	$5	(2)	3
Amortization of actuarial losses	229	(90)	139
Amortization of plan amendment	(100)	39	(61)

	$134	(53)	81

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation

The Consolidated Statements of Income for the three months ended June 30, 2015 and 2014, included $847,000 and $804,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the six months ended June 30, 2015 and 2014, the amounts were $1,678,000 and $1,606,000, respectively.

Assumptions for the valuation of 2015 stock options and restricted stock performance units consisted of the following:

2015

Expected term of options (in years)	6.27
Weighted expected volatility	38.64%
Dividend yield	.56%
Risk-free interest rate – performance restricted shares	1.15%
Risk-free interest rate – options	1.92%
Stock price as of valuation date	$65.89
Restricted performance share valuation	$77.52
Grant date fair value – stock options	$24.40

Stock Options – A summary of stock options as of June 30, 2015, and changes during the six months then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2015	151,753	$60.99

Granted	22,494	65.89
Exercised	(12,445)	43.77

Outstanding at June 30, 2015	161,802	$62.99	6.2	$844

Exercisable at June 30, 2015	100,923	$60.99	4.8	$717

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2015, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of June 30, 2015, there was $1,212,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of June 30, 2015, and changes during the six months then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2015	85,410	$66.51

Granted	21,005	66.06
Vested	(18,682)	63.54

Nonvested at June 30, 2015	87,733	$67.04

As of June 30, 2015, there was $3,117,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Performance Units – A summary of nonvested restricted stock performance units as of June 30, 2015, and changes during the six months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2015	56,586	$85.78

Granted	20,297	77.52
Units not meeting vesting conditions	(12,135)	85.56

Nonvested at June 30, 2015	64,748	$83.23

As of June 30, 2015, there was $2,992,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Note 12 – Contingencies

At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 – Business Interruption Claim and Gain on Involuntary Conversion of Assets

On March 10, 2015, the Company experienced a fire at its MDF plant located in El Dorado, Arkansas. Damage was limited to the press portion of the facility and operations at the facility were temporarily suspended while repairs were made to the damaged area. Most of the repairs were completed in April 2015 and the plant became fully operational in that month. The Company maintains insurance coverage for both business interruption and property damage. Deltic settled the insurance claims during the second quarter and recorded the applicable income from the business interruption claim and gains on involuntary conversion of assets in the operating income section of the consolidated income statement. The claim for business interruption insurance was settled for a total of $2,452,000, of which $516,000 was reported in Other Operating Income in the Company’s Consolidated Statements of Income for the quarter ending June 30, 2015 and $1,936,000 was a reimbursement of business operating expenses. The total deductible for the business interruption policy was approximately $948,000, $729,000 of which was recognized as expense in the first quarter of 2015 and $219,000 was recognized as expense in the second quarter of 2015. The Company had adequate property damage insurance coverage to enable it to recover the replacement cost of its property and equipment that was destroyed by the fire. During the second quarter, the Company settled property claims of $5,969,000 for property damage. The claims for property damage included $4,379,000 for inventory, contents, and repair costs, and $1,590,000 for replacement cost of a new press belt and DPA duct. The total deductible for the property policy was $1,000,000, which was recognized as expense in the first quarter of 2015. After a write-off of basis in the amount of $886,000 for the old press belt and DPA duct in the first quarter of 2015, the Company recognized a gain from involuntary conversion of assets in the amount of $704,000 which was reported in Other Operating Income in the Company’s Consolidated Statement of Income for the quarter ending June 30, 2015. At June 30, 2015, there was a balance of $6,473,000 in insurance receivables in the Company’s Consolidated Balance Sheet reflecting the amounts due from the insurers pursuant to the agreed upon settlement.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Fair Value of Financial Instruments (cont.)

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at June 30, 2015, are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	June 30,	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2015	Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$1,558	1,558	—	—

Long-term debt, including current liabilities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

The following table presents the carrying amounts and estimated fair values of financial instruments at June 30, 2015 and 2014. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	June 30, 2015		June 30, 2014
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current liabilities	$204,000	207,049	210,000	214,300

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

(Thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net earnings allocated to common stock	$821	5,239	2,712	10,098
Net earnings allocated to participating securities	10	59	32	111

Net income allocated to common stock and participating securities	$831	5,298	2,744	10,209

Weighted average number of common shares used in basic EPS	12,471	12,545	12,462	12,551
Effect of dilutive stock awards	50	46	56	52

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,521	12,591	12,518	12,603

Earnings per common share
Basic	$.07	.42	.22	.80
Assuming dilution	$.07	.42	.22	.80

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

The following table provides information about potentially dilutive securities that were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive, or in the case of the restricted performance shares, did not meet the metrics established for awarding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Options	73,151	103,119	73,151	103,119
Restricted performance shares	31,266	56,586	64,748	56,586

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Six Months Ended June 30,
(Thousands of dollars)	2015	2014

Income taxes paid in cash	$329	7,021
Interest paid	3,045	2,012
Interest capitalized	(18)	(49)

Non-cash investing and financing activities excluded from the Consolidated Statement of Cash Flows include:

	Six Months Ended June 30,
(Thousands of dollars)	2015	2014

Issuance of restricted stock	$1,677	1,290
Land exchanges	39	—
Capital expenditures accrued, not paid	1,644	984
Insurance recoveries accrued for equipment	1,590	—

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2015	2014

Trade accounts receivable	$(1,376)	(3,845)
Insurance receivables*	(4,883)	—
Inventories	1,765	(250)
Prepaid expenses and other current assets	1,720	176
Trade accounts payable	923	(2,162)
Accrued taxes other than income taxes	992	734
Deferred revenues and other accrued liabilities	1,228	(1,311)

	$369	(6,658)

*	Does not include capital items that are included in investing activities

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2015	2014	2015	2014

Net sales
Woodlands	$9,830	10,097	20,868	20,499
Manufacturing[2]	38,387	49,203	80,534	95,743
Real Estate	2,834	3,585	4,320	7,088
Eliminations[1]	(5,370)	(4,280)	(11,662)	(9,346)

	$45,681	58,605	94,060	113,984

Income before income taxes
Operating income/(loss)
Woodlands	$4,951	5,237	11,437	10,550
Manufacturing[2]	3,465	8,648	7,002	16,990
Real Estate	(246)	266	(1,075)	419
Corporate	(5,155)	(4,447)	(9,720)	(9,273)
Eliminations	(82)	30	(195)	(145)

Operating income	2,933	9,734	7,449	18,541

Interest income	—	1	1	3
Interest and other debt expense, net of capitalized interest	(1,646)	(1,560)	(3,274)	(2,735)
Other income/(expense)	(3)	(18)	104	43

	$1,284	8,157	4,280	15,852

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,967	1,482	3,674	3,285
Manufacturing[2]	3,222	3,033	6,398	5,970
Real Estate	93	86	184	169
Corporate	9	20	20	40

	$5,291	4,621	10,276	9,464

Capital expenditures
Woodlands	$913	426	2,221	1,843
Manufacturing[2]	6,017	2,383	10,160	3,807
Real Estate	1,242	473	1,509	771
Corporate	138	32	140	35

	$8,310	3,314	14,030	6,456

Timberland acquisition expenditures	$563	11,479	619	118,106

[1]	Primarily intersegment sales of timber from Woodlands to Manufacturing.
[2]	During March 2015, the Company experienced a fire in the press area at its MDF plant in El Dorado that affected the operating results. (For additional information, see Note 13 – Business Interruption Claim and Gain on Involuntary Conversion of Assets)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $.8 million for the second quarter of 2015, compared to $5.3 million for the same period of 2014. The decrease was primarily due to lower operating income for the Manufacturing segment, as a result of reduced demand for both lumber and medium density fiberboard (“MDF”) during the second quarter of 2015. The weak demand for these wood products was primarily caused by wet weather conditions in Deltic’s primary market areas. Included in the financial results of the Manufacturing segment for the second quarter was the income benefit of the settlement of insurance claims, totaling $1.2 million, related to both property damage and business interruption resulting from the fire that was incurred at the Company’s MDF plant on March 10, 2015. (Additional information about the financial impact of the fire can be found in the Manufacturing segment portion of the Results of Operations, and also in Note 13 to the Consolidated Financial Statements.) The Woodlands segment reported $4.9 million in operating income for the second quarter of 2015, a decrease of $.4 million when compared to the second quarter of 2014. Reduced income from timberland sales and decreased oil and gas related income, combined with an increased cost of fee timber harvested, was partially offset by increased revenues from pine sawtimber and pine pulpwood sales. The Manufacturing segment reported $3.5 million in operating income, a decrease of $5.2 million from the $8.7 million reported a year ago, as weak building products demand resulted in decreased sales volumes and lower average sales prices for both lumber and MDF. The Manufacturing segment also had higher maintenance expense due to planned and unplanned maintenance expenses at the Company’s MDF plant. The Real Estate segment had an operating loss of $.3 million in the second quarter of 2015, compared to income of $.2 million in the same quarter of 2014, primarily due to no sales of commercial acreage in the current-year second quarter versus sales of 1.72 acres of commercial acreage in the second quarter of 2014. The Corporate segment’s operating expenses were $.6 million higher in the current-year quarter than in the same period a year ago, mainly due to increased general and administrative expenses. Income tax expense decreased $2.5 million, when compared to 2014’s second quarter, because of lower pretax income.

Deltic is a vertically integrated natural resources company operating in a commodity-based business environment that is engaged in the growing and harvesting of timber and the manufacture and marketing of lumber and medium density fiberboard (“MDF”), with a major diversification in real estate development. The Company’s operations and financial results are affected by a number of factors, which include, but are not limited to, general economic conditions, United States employment levels, interest rates, credit availability and associated costs, imports of lumber and MDF, foreign exchange rates, housing starts, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, natural gas pricing, and weather conditions. During the second quarter of 2015, wet weather conditions and a slower-than-expected recovery of the single-family residential housing market slowed home construction activity in the United States and weakened the demand for building products, leading to lower sales volumes and sales prices for wood products. However, the ability to accomplish the planned increase of the harvest of pine sawtimber from Company-owned timberland proved beneficial in supplying the raw material needs of the Company’s sawmills, as the regional log supply was affected by the wet weather in the second quarter. As with most commodity markets, and Deltic’s relative size, the Company has little or no influence over pricing or demand levels for its wood products. Deltic’s management will continue to manage the Company’s diverse asset base, maximize its vertical integration strategy, and use its size advantage to adjust production levels to capture market-driven opportunities.

The Woodlands segment is the Company’s core operating segment, and its pine timberlands provide the foundation for Deltic’s vertical integration structure by supplying more than one-half of the raw material log needs of the Company’s sawmills. In the second quarter of 2015, the pine sawtimber harvest was 189,480 tons, an increase of 18,743 tons, or 11 percent, when compared to the 2014 second quarter harvest of 170,737 tons. The increase in the pine sawtimber harvested volume was the result of acquisitions of timberland made by the Company in recent years. The average sales price for the pine sawtimber harvested was $27 per ton in the second quarter of 2015 versus $25 per ton in the same quarter of 2014. The pine pulpwood harvest in the current-year quarter was 120,459 tons, a decrease of 3,248 tons from the harvest in the second quarter of 2014, while the average sales price for the pine pulpwood harvested was $10 per ton for the second quarter of 2015 and $8 per ton in the prior-year second quarter. During the second quarter of 2015, the Company sold 38 acres of non-strategic recreational-use hardwood bottomland at an average sales price of $2,500 per acre, compared to sales of 185 acres at an average price of $1,700 per acre for the same period of 2014.

The Woodlands segment’s financial results include other benefits from land ownership, such as revenues from hunting leases, mineral lease rentals, mineral royalties, and land easements. Hunting lease revenues were $.8 million for the second quarter of 2015 versus $.6 million in the same period of 2014, a $.2 million increase, primarily the result of the timberland acquisitions made in 2014. Oil and gas lease rental income was $.2 million in the second quarter of 2015, compared to $.4 million in the second quarter of 2014, as the amortization period of the prepaid lease rental payments received for the mineral leases for some acreage has expired and these mineral acres are now held by production. Oil and gas royalty receipts, primarily from gas wells in the Fayetteville Shale Play, were $.7 million in the second quarter of 2015, a $.6 million decrease from the second quarter of 2014 mainly due to a decrease in natural gas prices, partially offset by an increase in production volume, as gas production from new wells drilled continued to offset the decline in gas production from older wells. Deltic is currently receiving royalty income from 490 wells in the Fayetteville Shale Play, but the Company’s income from mineral ownership in future periods is contingent on natural gas and crude oil prices, successful completion of producing wells drilled on Company lands, and leasing additional acreage.

The Manufacturing segment produces both dimension lumber and MDF. The average lumber sales price in the second quarter of 2015 was $347 per thousand board feet, a $46 per thousand board feet, or 12 percent, decrease when compared to the same period in 2014, as a result of weakened demand. The Company’s sawmill operations sold 61.9 million board feet of lumber in the second quarter of 2015, a decrease of 3.1 million board feet, or five percent, when compared to the 65 million board feet sold in the second quarter a year ago. The average sales price for MDF sold during the current-year’s second quarter was $565 per thousand square feet, a decrease of $18 per thousand square feet from the average sales price of $583 per thousand square feet received in the second quarter of 2014. MDF sales volume for the second quarter of 2015 was 20.5 million square feet, which was 10.6 million square feet, or 34 percent, less than the 31.1 million square feet sold in the same period of 2014. The decrease in sales volume was due to the combination of weak market demand for MDF and the impact of plant downtime as a result of the fire and of subsequent unplanned maintenance-related plant downtime. As with any commodity market, the Company expects the historical volatility of the lumber and MDF markets to continue into the future. Deltic closely monitors market conditions and will adjust production levels to meet market demand as needed.

The Real Estate segment reported sales of 12 residential lots during the second quarter of 2015, compared to 7 lots sold in the second quarter of 2014. The average per-lot sales price was $69,500 in 2015 compared to an average per-lot sales price of $92,300 in 2014’s second quarter, due to the mix of lots sold. A second phase in the Company’s Wildwood Place development, consisting of 43 lots, was offered in the second quarter of 2015, with 32 of these lots either closed or under contract and scheduled to close by the end of the third quarter of 2015. New lots in the Company’s Chenal Valley development are currently being developed and are expected to be offered for sale later this year. There were no sales of commercial acreage in the second quarter of 2015 while there was a sale of a commercial site of approximately 1.72 acres for $500,900 per acre in the prior-year second quarter. The commercial real estate acreage within Chenal Valley continues to receive interest from potential buyers, however, due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing of any commercial real estate transaction.

Results of Operations

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended June 30, 2015 and 2014. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended June 30,
(Millions of dollars, except per share amounts)	2015	2014

Net sales
Woodlands	$9.9	10.1
Manufacturing¹	38.4	49.2
Real Estate	2.8	3.6
Eliminations	(5.4)	(4.3)

Net sales	$45.7	58.6

Cost of sales
Woodlands	$2.8	3.2
Manufacturing¹	36.1	40.5
Real Estate	2.9	3.1
Eliminations	(8.5)	(7.4)

Total cost of sales	$33.3	39.4

Operating income
Woodlands	$4.9	5.3
Manufacturing¹	3.5	8.7
Real Estate	(.3)	.2
Corporate	(5.1)	(4.5)
Eliminations	(.1)	.1

Operating income	2.9	9.8

Interest and other debt expense	(1.7)	(1.5)
Other income	—	(.1)
Income taxes	(.4)	(2.9)

Net income	$.8	5.3

Earnings per common share
Basic	$.07	.42
Assuming dilution	.07	.42

¹	On March 10, 2015 the MDF plant incurred a fire that affected operations for the quarter. (For additional information refer to Note 13 – Business Interruption Claim and Gain on Involuntary Conversion of Assets)

Consolidated

Consolidated net income for the second quarter of 2015 was $.8 million, a decrease of $4.5 million from the second quarter of 2014. Wet weather conditions during the quarter negatively impacted the Company’s Manufacturing segment, as residential home construction activity for the quarter was slower than expected. In the Woodlands segment, lower income from sales of timberland, a decrease in revenues from oil and gas lease rentals and royalties, and a higher cost of fee timber harvested was partially offset by increased income from pine sawtimber as a result of an increased harvest level. The Company’s Corporate segment had increased general and administrative and interest expenses in the second quarter of 2015.

Consolidated cost of sales for the second quarter of 2015 decreased $6.1 million from the second quarter of 2014, due to decreased manufacturing costs at both the MDF plant and the sawmills, as a result of reduced production volume; a lower cost of commercial acreage sold; a lower cost for hauling stumpage to other mills; and an increase in intercompany eliminations, which was caused by the Woodlands providing an increased volume of pine stumpage to the sawmills, at a higher average sales price per ton.

The main cost drivers affecting the Company’s cost of sales and impacting each segment’s operating income and thus consolidated operating income are as follows: Woodlands – direct operating expenses (operating salaries and benefits, cull timber removal, line and road maintenance expenses, etc.), oil and gas royalty expenses, cost of hauling stumpage to other mills, and cost of timberland sold; Manufacturing – raw materials cost, direct manufacturing expenses (operating salaries and benefits, utilities, insurance, property and business interruption insurance deductibles, repairs and maintenance, etc.), and freight expense; and Real Estate – cost of residential lots, commercial acreage, and speculative homes sold and the cost of sales of Chenal Country Club. There is generally little to no margin on either hauling stumpage to other mills in the Woodlands segment or freight activity in the Manufacturing segment, since the net sales recorded for these activities are essentially offset by the cost of hauling stumpage to other mills or freight expense. The Company expects pine sawtimber prices to gradually increase in the next quarter which will improve results for the Woodlands segment, but conversely will increase raw material stumpage prices for the sawmills.

Consolidated operating income decreased $6.9 million from the second quarter of 2014. The Woodlands segment’s operating income decreased $.4 million primarily due to decreased oil and gas royalty revenues, fewer timberland acres sold, and an increased cost of fee timber harvested, partially offset by an increased pine timber harvest volume and a higher average sales price for pine sawtimber harvested. The Manufacturing segment’s operating income decreased $5.2 million from the second quarter of 2014. This decrease was due to lower average sales prices and decreased sales volumes for lumber and MDF, combined with higher raw material log cost at the sawmills and increased maintenance-related expenses at the MDF plant. Partially offsetting the decrease in operating income at the MDF plant was the income from the plant’s business interruption insurance of $.5 million and a gain on involuntary conversion of damaged assets of $.7 million that the Company recorded in the second quarter because the claims under the plant’s business interruption and property damage insurance policies were settled. The Real Estate segment’s operating loss was $.3 million, a $.5 million decrease from the prior-year second quarter, primarily due to no sales of commercial acres in the current-year second quarter and a lower margin on residential lots sold compared to the sale of a 1.72 acre commercial site in Chenal Valley in the second quarter of 2014. Corporate expense increased $.6 million in the second quarter of 2015 due to higher general and administrative expenses when compared to the corresponding quarter of 2014.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended June 30,
	2015	2014

Net sales (millions of dollars)
Pine sawtimber	$5.2	4.2
Pine pulpwood	1.1	.9
Hardwood pulpwood	.2	.3
Timberland	.1	.3
Oil and gas lease rentals	.2	.4
Oil and gas royalties	.7	1.3
Hunting leases	.8	.6
Hauling to other mills	1.4	1.7

	Quarter Ended June 30,
	2015	2014

Cost of sales (millions of dollars)
Direct operating expenses	$1.2	1.2
Oil and gas royalty expenses	.1	.2
Cost of hauling stumpage to other mills	1.4	1.7
Cost of timberland sold	—	.1

Cost of fee timber harvested (millions of dollars)	$1.9	1.4

Sales volume (thousands of tons)
Pine sawtimber	189.5	170.7
Pine pulpwood	120.5	123.7
Hardwood sawtimber	.6	.4
Hardwood pulpwood	7.6	14.2

Sales price (per ton)
Pine sawtimber	$27	25
Pine pulpwood	10	8
Hardwood sawtimber	56	33
Hardwood pulpwood	21	19

Timberland
Sales volume (acres)	38	185
Sales price (per acre)	$2,526	1,708

Net sales for the Woodlands segment in the second quarter of 2015 decreased $.2 million when compared to the second quarter of 2014. Pine sawtimber sales revenue was $.9 million higher in 2015’s second quarter due to an increase in harvest volume, combined with a $2 per ton increase in average per-ton sales price. Revenues from sales of pine pulpwood were $.2 million more, due to a 25 percent increase in the average sales price in the current-year second quarter. Revenues from sales of timberland were $.2 million lower than in the second quarter of 2014, due to the decrease in the number of acres sold, partially offset by an increase in the average sales price per acre sold. Revenues from hunting leases were $.2 million higher in the current-year second quarter due to additional acres available to be leased, combined with a higher per-acre lease rate. Oil and gas lease rentals decreased $.2 million in the second quarter of 2015, as the amortization period ended for the previously received lease payments for which the original lease period expired and the leasehold became held by production. Oil and gas royalties decreased $.6 million from the second quarter of 2014 due primarily to lower prices received for the Company’s royalty-interest share of natural gas production in the second quarter 2015 when compared to the same period of 2014. This was partially offset by slightly higher production volumes of gas. Revenue from hauling stumpage to other mills was $.3 million lower in the second quarter of 2015 versus the same period of 2014.

Cost of sales for the Woodlands segment in the second quarter of 2015 decreased $.4 million when compared to the same period a year ago, due to a $.1 million decrease in oil and gas royalty expenses and the $.1 million reduction in the cost of timberland sold due to the decrease in the number of acres sold. In addition, a $.3 million reduction in the cost of hauling stumpage to other mills was offset by the related decrease in hauling revenue. Operating income for the Woodlands segment was $.4 million less than in the 2014 second quarter due to the same factors affecting net sales combined with a $.5 million higher cost of fee timber harvested, partially offset by the decreased cost of sales.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Quarter Ended June 30,
	2015	2014

Net sales (millions of dollars)
Lumber	$21.5	25.6
Residual by-products[1]	2.7	2.2
Medium density fiberboard (“MDF”)	11.6	18.1
Freight invoiced to customers	2.7	3.4

Cost of sales – sawmill operations (millions of dollars)
Raw materials	$9.0	9.1
Residual by-products[1]	2.7	2.2
Direct manufacturing expenses	7.5	6.8
Change in inventory	.3	.1
Freight expense	1.1	1.3

Cost of sales – MDF operations (millions of dollars)
Raw materials[2]	$5.3	8.2
Direct manufacturing expenses[2]	5.5	6.5
Change in inventory[2]	—	1.3
Freight expense	1.6	2.2

Depreciation (millions of dollars)
Sawmill operations	$1.3	1.2
MDF operations	1.8	1.7

Lumber
Finished production (MMBF)	62.0	63.5
Sales volume (MMBF)	61.9	65.0
Sales price (per MBF)	$347	393

MDF (3/4 inch basis)
Finished production (MMSF)	20.1	28.5
Sales volume (MMSF)	20.5	31.1
Sales price (per MSF)	$565	583

[1]	Residual by-products are reported net of intercompany eliminations.
[2]	On March 10, 2015 the MDF plant incurred a fire that affected operations for the quarter. (For additional information refer to Note 13 – Business Interruption Claim and Gain on Involuntary Conversion of Assets)

Net sales for the Manufacturing segment decreased $10.8 million versus the second quarter of 2014. The decrease was largely due to weak demand for building products used for residential housing construction, as wet weather persisted in the second quarter of 2015. The volume of lumber sold decreased 3.1 million board feet, or five percent, compared to the second quarter of 2014, while the average lumber sales price decreased $46 per MBF, or 12 percent, from 2014’s second quarter prices. MDF sales volume in the second quarter of 2015 was 10.6 million square feet, or 34 percent, less than the same period a year ago, and the average sales price for MDF was $18 per MSF lower than in the second quarter of 2014.

Cost of sales for the Manufacturing segment decreased $4.4 million from the second quarter of 2014. For the reported cost of sales for sawmill and MDF operations, intersegment eliminations of residual sales by sawmill operations to MDF operations are not reflected. These costs decreased $.5 million period-over-period. The cost of sales for sawmill operations in the second quarter of 2015 were $.5 million more than in the prior-year second quarter due to a $.2 million change in inventory and $.7 million in higher direct operating expenses, primarily salaries and benefits, partially offset by reduced raw material cost due to a decreased production volume and lower freight expense. Cost of sales for MDF operations were $5.7 million lower than in the second quarter of 2014. Due to the fire-related curtailment of production, raw material costs for the current-year quarter were lower by $2.9 million, while the change in inventory increased by $1.3 million, and utilities and other direct operating expenses decreased by $1 million. Operating income for the Manufacturing segment was $5.2 million less than in the 2014 period, due to the same items affecting net sales and cost of sales. The Company maintains insurance policies for both the property damage and business interruption caused by the fire at the MDF plant. Deltic recognized expense associated with the respective deductibles for these policies, which amount to $1 million for the property policy and approximately $.7 million for the business interruption policy, in the first quarter 2015 and $.2 million more expense under the business interruption policy in the second quarter of 2015. In the second quarter 2015, the Company recognized gains on involuntary conversion of damaged assets totaling $.7 million and income of $.5 million from business interruption insurance when the combined insurance claims were settled. The plant is now in full operation and a portion of proceeds from the property damage insurance settlement were reinvested into new equipment to replace the equipment destroyed by the fire.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended June 30,
	2015	2014

Net sales (millions of dollars)
Residential lots	$.8	.7
Commercial acres	—	.9
Chenal Country Club	1.9	2.0

Cost of sales (millions of dollars)
Residential lots	$.5	.3
Commercial acres	—	.4
Chenal Country Club	1.8	1.9

Sales volume
Residential lots	12	7
Commercial acres	—	1.72

Average sales price (thousands of dollars)
Residential lots – per lot	$69	92
Commercial acres – per acre	—	501

Net sales for the Real Estate segment in the second quarter of 2015 decreased $.8 million from the second quarter of 2014. The decrease was due to no sales of commercial acres in the current-year second quarter, partially offset by an increase in the number of residential lots sold. The $23,000 decrease in the average sales price per lot sold was due to the mix of lots sold.

Cost of sales for the Real Estate segment decreased $.2 million primarily due to no commercial acres sold in the second quarter of 2015, partially offset by an increase in the cost of residential lots sold than in the quarter. The operating loss for the Real Estate segment in the second quarter of 2015 was due to the decrease in commercial acreage sold when compared to the second quarter of 2014, and to a lower margin on residential lot sales.

Corporate

The $.6 million increase in Corporate operating expense during the second quarter of 2015 was primarily due to higher general and administrative expenses when compared to the same period of 2014.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment during the second quarter of 2015 increased $1.1 million, to $5.4 million, when compared to the same quarter of last year. The increase was due to a larger harvest volume from the Woodlands segment’s fee timberlands that were transferred to the sawmills and the increase in the transfer price quarter to quarter. Current period transfer prices are approximately that of market.

Income Taxes

The effective income tax rate was 35 percent for the second quarter of both 2015 and 2014.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

In the following tables, Deltic’s net sales and results of operations are presented for the six months ended June 30, 2015 and 2014. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2015	2014

Net sales
Woodlands	$20.9	20.5
Manufacturing[1]	80.6	95.7
Real Estate	4.3	7.1
Eliminations	(11.7)	(9.3)

Net sales	$94.1	114.0

Cost of sales
Woodlands	$5.5	6.4
Manufacturing	74.7	78.7
Real Estate	5.0	6.2
Eliminations	(17.9)	(15.2)

Total cost of sales	$67.3	76.1

Operating income and net income
Woodlands	$11.4	10.6
Manufacturing[1]	7.0	17.0
Real Estate	(1.1)	.4
Corporate	(9.7)	(9.3)
Eliminations	(.2)	(.1)

Operating income	7.4	18.6

Interest and other debt expense	(3.3)	(2.7)
Other income	.1	—
Income taxes	(1.5)	(5.7)

Net income	$2.7	10.2

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2015	2014

Earnings per common share
Basic	$.22	.80
Assuming dilution	.22	.80

[1]	On March 10, 2015 the MDF plant incurred a fire that curtailed operations for the remainder of the quarter. (For additional information refer to Note13 – Business Interruption Claim and Gain on Involuntary Conversion of Assets.)

Consolidated

Consolidated net income for the first six months of 2015 decreased $7.5 million from the same period of 2014. The decrease, when compared to 2014, was primarily due to decreased operating income from the Manufacturing and Real Estate segments and increased Corporate operating expense, partially offset by increased operating income for the Woodlands segment. Construction activity in the single-family residential housing market has been slower to recover than expected, in part due to the wet weather conditions that occurred in much of the United States during the second quarter of 2015, leading to weak demand for lumber and MDF.

Consolidated cost of sales decreased $8.8 million from the first six months of 2014, primarily due to decreased lumber and MDF production volume in the Manufacturing segment due to the weak demand, lower cost of sales for commercial acreage, decreased cost for hauling stumpage to other mills, and an increase in intercompany eliminations caused by the Woodlands providing a higher volume of pine stumpage to the Company’s sawmills.

The main cost drivers affecting the Company’s cost of sales and impacting each segment’s operating income and thus consolidated operating income are as follows: Woodlands – direct operating expenses (operating salaries and benefits, cull timber removal, line and road maintenance expenses, etc.), oil and gas royalty expenses, cost of hauling stumpage to other mills, and cost of timberland sold; Manufacturing – raw materials cost, direct manufacturing expenses (operating salaries and benefits, utilities, insurance, property and business interruption insurance deductibles, repairs and maintenance, etc.), and freight expense; and Real Estate – cost of residential lots, commercial acreage, and speculative homes sold and the cost of sales of Chenal Country Club. There is generally little to no margin on either hauling stumpage to other mills in the Woodlands segment or freight activity in the Manufacturing segment, since the net sales recorded for these activities are essentially offset by the cost of hauling stumpage to other mills or freight expense. The Company expects pine sawtimber prices to gradually increase in the next quarter which will improve results for the Woodlands segment, but conversely will increase raw material stumpage prices in the sawmills.

Consolidated operating income for the first six months of 2015 decreased $11.2 million from the reported results for the first half of 2014. The Woodlands segment’s operating income increased $.8 million, due to increased timber harvest revenues, partially offset by lower oil and gas royalties and by fewer acres of timberland sold. The Manufacturing segment’s operating income decreased $10 million, due to lower average sales prices and decreased sales volumes for lumber and MDF, along with higher raw material log cost in the sawmills and increased maintenance expenses at the Company’s MDF plant. The Real Estate segment’s operating income decreased $1.5 million, mainly due to no sales of commercial acreage and to a decreased margin from residential lot sales in the first six months of 2015. Corporate operating expense was $.4 million higher due to increased general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Six Months Ended June 30,
	2015	2014
Net sales (millions of dollars)
Pine sawtimber	$11.3	9.1
Pine pulpwood	2.1	1.8
Hardwood sawtimber	.1	.1
Hardwood pulpwood	.3	.5
Timberland	.1	.5
Oil and gas lease rentals	.4	.8
Oil and gas royalties	1.9	2.4
Hunting leases	1.5	1.3
Hauling to other mills	2.9	3.5

Cost of sales (millions of dollars)
Direct operating expenses	$2.3	2.4
Oil and gas royalty expenses	.3	.3
Cost of hauling stumpage to other mills	2.9	3.5
Cost of timberland sold	—	.2

Cost of fee timber harvested (millions of dollars)	$3.6	3.2

Sales volume (thousands of tons)
Pine sawtimber	421.0	380.3
Pine pulpwood	212.1	232.7
Hardwood sawtimber	.9	2.1
Hardwood pulpwood	15.0	31.7

Sales price (per ton)
Pine sawtimber	$27	24
Pine pulpwood	10	8
Hardwood sawtimber	59	41
Hardwood pulpwood	21	17

Timberland
Sales volume (acres)	58	345
Sales price (per acre)	$2,320	1,362

In the Woodlands segment, net sales for the first six months of 2015 increased $.4 million from the same period of 2014. Revenue from sales of pine sawtimber increased $2.2 million, due to an increased harvest volume combined with a higher average sales price when compared to the 2014 period. Net sales from pine pulpwood harvested were $.3 million higher than in 2014, due to an increased average per-ton sales price, partially offset by a lower harvest volume. Net sales from hardwood sawtimber and hardwood pulpwood were $.2 million less in 2015 than in the same period of 2014 due to decreased harvest volumes. Sales of timberland were $.4 million less in 2015, due primarily to fewer acres sold in the current year, partially offset by a higher average sales price per acre. Oil and gas lease rental income decreased $.4 million compared to the first six months of 2014, as the amortization periods for some original leases expired and the acreage became held by production. Oil and gas royalties were $.5 million less than in the same period of 2014 due to a decrease in natural gas prices received for the Company’s royalty share of gas production, partially offset by an increase in production volume. Revenues from hauling stumpage to other mills were $.6 million less in 2015 when compared to 2014.

Cost of sales for the Woodlands segment for the first six months of 2015 decreased $.9 million compared to the same period a year ago. This reduction was due to a $.1 million decrease in direct operating expenses, a $.2 million lower cost of timberland sold due to fewer acres sold, and a $.6 million reduction of the cost of hauling stumpage to other mills that was offset by the related decrease in hauling revenue. The Woodlands segment’s operating income of $11.4 million was $.8 million higher than in the first six months of 2014, due to the same factors affecting net sales and cost of sales and to decreased hauling expenses, partially offset by a higher cost of fee timber harvested in 2015.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Six Months Ended June 30,
	2015	2014
Net sales (millions of dollars)
Lumber	$43.4	49.9
Residual by-products[1]	5.0	4.9
Medium density fiberboard (“MDF”)[2]	26.7	34.6
Freight invoiced to customers	5.4	6.5

Cost of sales – sawmill operations (millions of dollars)
Raw materials	$18.3	18.9
Residual by-products[1]	5.0	4.9
Direct manufacturing expenses	14.7	13.8
Change in inventory	—	(.8)
Freight expense	1.9	2.4

Cost of sales – MDF operations (millions of dollars)
Raw materials[2]	$10.8	16.6
Direct manufacturing expenses[2]	12.6	13.1
Change in inventory[2]	1.8	.2
Freight expense	3.4	4.1

Depreciation (millions of dollars)
Sawmill operations	$2.6	2.4
MDF operations	3.6	3.3

Lumber
Finished production (MMBF)	121.6	130.1
Sales volume (MMBF)	123.2	129.3
Sales price (per MBF)	$352	386

MDF (3/4 inch basis) [2]
Finished production (MMSF)	43.2	59.1
Sales volume (MMSF)	47.0	59.6
Sales price (MSF)	$569	580

[1]	Intrasegment residual sales have been eliminated.
[2]	On March 10, 2015, the MDF plant incurred a fire that curtailed operations for the remainder of the quarter. (For additional information refer to Note13 – Business Interruption Claim and Gain on Involuntary Conversion of Assets.)

Net sales for the Manufacturing segment decreased $15.1 million from the prior-year period, primarily due to weak demand for lumber and MDF products which led to lower average sales prices and decreased sales volumes. Lumber sales revenue decreased by $6.5 million compared to the first six months of 2014, primarily due to a lower average lumber sales price combined with a decrease in lumber sales volume. MDF sales revenue decreased $7.9 million, due to a lower average MDF sales price combined with a decrease in MDF sales volume.

Cost of sales for the Manufacturing segment in the first six months of 2015 decreased $4 million from the first six months of 2014. For the reported cost of sales for sawmill and MDF operations, intersegment eliminations of residual sales by sawmill operations to MDF operations are not reflected. This cost decreased $.7 million period-over-period. The cost of sales for sawmill operations in the first six months of 2015 were $.1 million more than the prior-year first six months, due to an $.8 million reduction in benefit from the change in lumber inventory, combined with a $.9 million increase in direct operating expenses. These additional costs were partially offset by the benefit from the decreased volume of lumber produced, which resulted in a $.6 million reduction of raw material cost, and by lower freight expense. Cost of sales for MDF operations were $5.3 million lower than in the first six months of 2014, primarily due to the fire-related curtailment of production which led to $5.8 million reduction in raw material costs for the current-year period, while direct operating expenses were lower by $.5 million. These cost reductions were partially offset by an increased expense from the change in inventory of $1.6 million. The Company had insurance coverage for the property damage and business interruption caused by the fire and recognized expenses associated with the deductibles for these policies which amounted to $1 million for the property policy and approximately $.7 million for the business interruption policy in the first quarter of 2015 and $.2 million in expense under the business interruption policy in the second quarter of 2015. Gains of $.5 million from the settlement of the business interruption claim and $.7 million of involuntary gains on assets damaged beyond repair in the property damage claim were recognized in the current period on settlement of the claim. Operating income for the Manufacturing segment was $10 million less than in the same period a year ago, due to the same items affecting net sales and cost of sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Six Months Ended June 30,
	2015	2014
Net sales (millions of dollars)
Residential lots	$.9	2.7
Commercial acres	—	.9
Chenal Country Club	3.2	3.2

Cost of sales (millions of dollars)
Residential lots	$.6	1.3
Commercial acres	—	.4
Chenal Country Club	3.2	3.3

Sales volume
Residential lots	14	30
Commercial acres	—	1.72

Average sales price (thousands of dollars)
Residential lots – per lot	$67	90
Commercial acres – per acre	—	501

Net sales for the Real Estate segment for the first six months of 2015 decreased $2.8 million when compared to the first six months of 2014, primarily due to fewer residential lots sold, a lower average per-lot sales price, and to no sales of commercial acreage in 2015. The average sales price per lot decreased $23,000 in the first six months of 2015 from the same period of 2014 due to the mix of lots sold.

Cost of sales for the Real Estate segment decreased $1.2 million compared to the first six months of 2014, due to sales of fewer residential lots and to no sales of commercial acreage. The decrease in financial results for the Real Estate segment from the first six months of 2014 was due to lower income from residential lots sold and a decrease in income from commercial acreage sold.

Corporate

Operating expenses for the Corporate segment were $.4 million higher versus the first six months of 2014, mainly due to increased general and administrative expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment increased $2.4 million to $11.7 million for the first six months of 2015. The increase was mainly due to a higher volume of the timber transferred to the sawmills combined with a higher per-ton transfer price. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Income Taxes

The effective income tax rate was 36 percent for the six months ended June 30, 2015 and 2014.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $14.6 million for the first six months of 2015 compared to $14.8 million for the same period of 2014. Cash from operations and borrowings under the Company’s revolving credit facility have provided the cash needed for capital expenditures and timberland acquisition expenditures. Changes in operating working capital, other than cash and cash equivalents provided cash of $.4 million and required cash of $6.7 million in 2014. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $14.4 million in the current-year period and $6.7 million a year ago. Capital expenditures by segment consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2015	2014

Woodlands	$2.2	1.8
Manufacturing	10.2	3.8
Real Estate, including development expenditures	1.5	.8
Corporate	.1	—

Capital expenditures	14.0	6.4
Adjustment for non-cash accrued liabilities	.4	.3

Capital expenditures requiring cash	$14.4	6.7

Timberland acquisition expenditures, including timberland acquired in exchanges, for the three months and six months ended June 30, 2015, were $.5 million and $.6 million, respectively, compared to $11.5 million and $118.1 million for the three months and six months ended June 30, 2014, respectively. The net change in purchased stumpage inventory to be utilized in the Company’s sawmilling operations required cash of $.6 million in the first six months of both 2015 and 2014. The Company borrowed $2 million and had repayments of $1 million in the first six months of 2015 and had net borrowings of debt of $120 million to finance the timberland acquisitions in the first six months of 2014. Dividends of $2.5 million were paid in the first six months of both 2015 and 2014. Proceeds from exercises of stock options and the related tax benefits were $.6 million in the first six months of 2015 and $.2 million in the same period of 2014. The Company used $3.8 million in cash to purchase treasury stock in the first six months of 2014, with no stock purchases thus far in 2015.

Financial Condition

Working capital totaled $12.9 million at June 30, 2015, and $13.1 million at December 31, 2014. Deltic’s working capital ratio at June 30, 2015 was 1.64 to 1, compared to 1.81 to 1 at the end of 2014. Cash and cash equivalents at the end of the second quarter of 2015 were $2.1 million, a decrease of $.7 million from the December 31, 2014 balance of $2.8 million. Deltic’s long-term debt to stockholders’ equity ratio was .759 to 1 at June 30, 2015 and .758 to 1 at December 31, 2014.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $430 million, and includes an option to request an increase in the amount of aggregate revolving commitments by $50 million. As of June 30, 2015, there was $135 million outstanding in borrowings on the credit facility, leaving $295 million available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Notes 9 and 10 to the consolidated financial statements included in the Company’s 2014 annual report on Form 10-K.)

The table below sets forth the covenants in the credit facility and senior notes payable and status with respect to these covenants as of June 30, 2015 and December 31, 2014.

	Covenants Requirements		Actual Ratios at June 30, 2015	Actual Ratios at Dec. 31, 2014
Leverage ratio should be less than:[1]	.65 to 1		.432 to 1	.432 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	67.46%	74.94%

[1]	The leverage ratio is calculated as total debt divided by total capital. Total debt includes indebtedness for borrowed money, secured liabilities, obligations in respect of letters of credit, and guarantees. Total capital is the sum of total debt and net worth. Net worth is calculated as total assets minus total liabilities, as reflected on the balance sheet. This covenant is applied at the end of each quarter.
[2]	Timber market value must be greater than 175 percent of total debt (as defined in (1) above.) The timber market value is calculated by multiplying the average price received for sales of timber for the preceding four quarters by the current quarter’s ending inventory of timber. This covenant is applied at the end of the quarter on a rolling four-quarter basis.

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. On December 18, 2014, Deltic announced another $25 million expansion of the program. As of June 30, 2015, the Company had expended $24.6 million under this program, with the purchase of 538,526, shares at an average cost of $45.73 per share; no shares have been purchased to date in 2015. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 per share and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. With regard to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 16 to the consolidated financial statements included in the Company’s 2014 annual report on Form 10-K.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2015	2016 to 2017	2018 to 2019	After 2019

Contractual cash payment obligations
Real estate development committed capital costs	$11.1	8.3	2.8	—	—
Manufacturing committed capital costs	8.9	8.9	—	—	—
Long-term debt	204.0	—	40.0	135.0	29.0
Interest on debt*	14.5	2.4	7.1	4.4	.6
Retirement plans	4.5	.6	.5	.6	2.8
Other postretirement benefits	5.0	.2	.7	.9	3.2
Other liabilities	2.5	2.5	—	—	—

	$250.5	22.9	51.1	140.9	35.6

(Millions of dollars)	Total	During 2015	2016 to 2017	2018 to 2019	After 2019

Other commercial commitment expirations
Timber cutting agreements	$1.0	.2	.8	—	—
Letters of credit	.6	.1	.2	.3	—

	$1.6	.3	1.0	.3	—

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 220,000 to 250,000 tons in the third quarter of 2015 and 725,000 to 765,000 tons for the year. Finished lumber sales volumes are estimated at 60 to 70 million board feet for the third quarter and 260 to 285 million board feet for the year. MDF sales volumes for the third quarter and year of 2015 are estimated to be 20 to 30 million square feet and 100 to 120 million square feet, respectively. Actual lumber and MDF sales volumes are subject to market conditions. Residential lot sales are projected to be 25 to 35 lots and 75 to 100 lots for the third quarter and the year, respectively. Even though commercial acreage in Chenal Valley has received interest from potential buyers, it is difficult to anticipate future closings due to the volatile nature of commercial real estate transactions and the significant number of factors related to any sale.

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

Based on their evaluation as of June 30, 2015, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2014 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]

April 1 through
April 30, 2015	—	$—	—	$10,372,403

May 1 through
May 31, 2015	—	$—	—	$10,372,403

June 1 through
June 30, 2015	—	$—	—	$10,372,403

[1]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. In December 2007, this plan was expanded by $25 million. On December 18, 2014, Deltic announced another $25 million expansion of the program. There is no stated expiration date regarding this authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Other Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date:	August 3, 2015	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date:	August 3, 2015	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date:	August 3, 2015	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)