Form 10-Q
period 2015-09-30
DELTIC TIMBER CORP
filed 2015-11-02
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of Common Stock, $.01 Par Value, outstanding at October 21, 2015, was 12,429,464.

TABLE OF CONTENTS – THIRD QUARTER 2015 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Thousands of dollars)

	September 30, 2015	December 31, 2014

Assets
Current assets
Cash and cash equivalents	$1,479	2,761
Trade accounts receivable, net of allowance for doubtful accounts of $118 and $123, respectively	9,611	9,087
Inventories	12,409	11,494
Prepaid expenses and other current assets	6,294	5,964

Total current assets	29,793	29,306

Investment in real estate held for development and sale	58,778	56,139
Timber and timberlands – net	363,037	364,410
Property, plant, and equipment – net	80,017	74,164
Deferred charges and other assets	2,768	3,250

Total assets	$534,393	527,269

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$12,252	6,814
Accrued taxes other than income taxes	1,678	2,149
Deferred revenues and other accrued liabilities	10,025	7,223

Total current liabilities	23,955	16,186

Long-term debt	210,000	203,000
Deferred tax liabilities – net	1,293	1,102
Other noncurrent liabilities	39,830	39,340
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	87,006	86,575
Retained earnings	202,079	204,327
Treasury stock	(19,163)	(11,978)
Accumulated other comprehensive loss	(10,735)	(11,411)

Total stockholders’ equity	259,315	267,641

Total liabilities and stockholders’ equity	$534,393	527,269

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$50,150	58,301	144,210	172,285

Costs and expenses
Cost of sales	38,642	39,539	105,898	115,674
Depreciation, amortization, and cost of fee timber harvested	5,519	4,716	15,795	14,180
General and administrative expenses	3,955	5,264	14,254	15,108

Total costs and expenses	48,116	49,519	135,947	144,962

Other income – business interruption claim	—	—	516	—
Gain on involuntary conversion of assets	—	—	704	—

Operating income	2,034	8,782	9,483	27,323

Interest income	2	—	3	3
Interest and other debt expense, net of capitalized interest	(1,927)	(1,081)	(5,201)	(3,816)
Other income	5	238	109	281

Income before income taxes	114	7,939	4,394	23,791

Income tax expense	(76)	(1,965)	(1,612)	(7,608)

Net income	$38	5,974	2,782	16,183

Earnings per common share
Basic	$—	.47	.22	1.28
Assuming dilution	$—	.47	.22	1.27

Dividends per common share
Paid	$.10	.10	.30	.30
Declared	$.10	.10	.40	.40

Weighted average common shares outstanding (thousands)
Basic	12,439	12,448	12,454	12,516
Assuming dilution	12,491	12,495	12,512	12,571

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2015	2014

Net income	$2,782	16,183

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income (net of tax):
Amortization of prior service cost	2	4
Amortization of actuarial loss	695	209
Amortization of plan amendment	(21)	(91)

Other comprehensive income	676	122

Comprehensive income	$3,458	16,305

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2015	2014

Operating activities
Net income	$2,782	16,183
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	15,795	14,180
Deferred income taxes	(650)	(2,080)
Real estate development expenditures	(5,088)	(1,053)
Real estate costs recovered upon sale	2,022	2,522
Timberland costs recovered upon sale	25	174
Stock-based compensation expense	2,503	2,409
Net increase in liabilities for pension and other postretirement benefits	2,619	817
Net decrease in deferred compensation for stock-based liabilities	(595)	(413)
(Increase)/decrease in operating working capital other than cash and cash equivalents	4,502	(6,871)
Other changes in assets and liabilities	(266)	(810)

Net cash provided by operating activities	23,649	25,058

Investing activities
Capital expenditures requiring cash, excluding real estate development	(19,334)	(11,013)
Timberland acquisition expenditures requiring cash	(581)	(118,156)
Net change in purchased stumpage inventory	(690)	78
Proceeds from involuntary conversion of assets	1,590	—
Other – net	444	1,047

Net cash required by investing activities	(18,571)	(128,044)

Financing activities
Proceeds from borrowings	115,000	120,000
Repayments of notes payable and long-term debt	(108,000)	(5,000)
Treasury stock purchases	(9,630)	(7,866)
Common stock dividends paid	(3,782)	(3,797)
Proceeds from stock option exercises	728	245
Excess tax benefits from stock-based compensation expense	55	160
Other – net	(731)	(449)

Net cash provided/(required) by financing activities	(6,360)	103,293

Net increase/(decrease) in cash and cash equivalents	(1,282)	307
Cash and cash equivalents at January 1	2,761	4,374

Cash and cash equivalents at September 30	$1,479	4,681

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Nine Months Ended September 30,
	2015	2014

Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2015 and 2014	128	128

Capital in excess of par value
Balance at beginning of period	86,575	84,796
Exercise of stock options	(94)	(37)
Stock-based compensation expense	2,503	2,409
Restricted stock awards	(1,677)	(1,290)
Tax effect of stock awards	(355)	(132)
Restricted stock forfeiture	54	—

Balance at end of period	87,006	85,746

Retained earnings
Balance at beginning of period	204,327	189,720
Net income	2,782	16,183
Common stock dividends declared	(5,030)	(5,055)

Balance at end of period	202,079	200,848

Treasury stock
Balance at beginning of period – 231,790 and 134,609 shares, respectively	(11,978)	(5,693)
Shares purchased – 157,524 and 131,947 shares, respectively	(9,630)	(7,866)
Restricted shares forfeitures – 835 shares and none, respectively	(54)	—
Shares issued for incentive plans – 45,322 and 34,579 shares, respectively	2,499	1,572

Balance at end of period – 344,827 and 231,977 shares, respectively	(19,163)	(11,987)

Accumulated other comprehensive loss
Balance at beginning of period	(11,411)	(2,679)
Change in other comprehensive income, net of tax	676	122

Balance at end of period	(10,735)	(2,557)

Total stockholders’ equity	$259,315	272,178

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

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of September 30, 2015, and the results of its operations and cash flows for the three months and nine months ended September 30, 2015 and 2014. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

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

On April 7, 2015, FASB issued ASU No. 2015-03, “Interest: Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. The new standard is effective for the Company on January 1, 2016 and will be applied on a retrospective basis. The Company believes this will have an immaterial impact on its financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

(Thousands of dollars)		Sept. 30, 2015	Dec. 31, 2014

Raw materials	- Logs	$2,106	772
	- Del-Tin - wood fiber	653	384
Finished goods	- Lumber	3,978	4,168
	- Medium density fiberboard (“MDF”)	2,806	3,889
	- MDF consigned to others	974	926
Supplies		1,892	1,355

		$12,409	11,494

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2015	Dec. 31, 2014

Short-term deferred tax assets	$2,081	2,087
Refundable income taxes	2,436	2,537
Prepaid expenses	1,246	654
Other current assets	531	686

	$6,294	5,964

Note 4 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2015	Dec. 31, 2014

Purchased stumpage inventory	$2,310	1,620
Timberlands	155,895	155,704
Fee timber	326,006	322,714
Logging facilities	2,733	2,720

	486,944	482,758
Less accumulated cost of fee timber harvested and facilities depreciation	(124,204)	(118,670)

Strategic timber and timberlands	362,740	364,088
Non-strategic timber and timberlands	297	322

	$363,037	364,410

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Timber and Timberlands (cont.)

There were no timberland acquisitions during the third quarter of 2015. During the nine months ended September 30, 2015, Deltic acquired approximately 304 acres of timberlands located in the Company’s current operating area for cash payments of approximately $581,000 and acquired 40 acres in a non-cash exchange transaction in the first quarter. Cash paid for timberland acquisition expenditures in the three months and nine months ended September 30, 2014, were $50,000 for 30 acres and $118,156,000 for 72,100 acres, respectively. Deltic invests in and holds strategic fee timber as a productive asset, and any expenditure to acquire such timber and timberlands is an investing activity on the Company’s Consolidated Statements of Cash Flows.

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations. In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberlands base to be sold. Other non-strategic acreage exists within the Company’s land base, but Deltic has not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines that they are either smaller tracts of pine timberlands that cannot be strategically managed or tracts of hardwood bottomland that cannot be converted into pine-growing acreage, they will be sold. As of September 30, 2015, approximately 617 acres of these lands were available for sale. Included in the Woodlands operating income were gains from sales of timberland of $6,000 and $564,000 for the three months ended September 30, 2015, and 2014, respectively, and $102,000 and $857,000 for the nine months ended September 30, 2015 and 2014, respectively. Occasionally Deltic engages in land-for-land exchanges that are recorded as sales due to the nature of the land involved. For the nine months ending September 30, 2015, $25,000 of gains were included in operating income from non-monetary exchanges, and there were no such gains in the same period of 2014.

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2015	Dec. 31, 2014

Land	$947	947
Land improvements	9,626	8,163
Buildings and structures	23,137	22,680
Machinery and equipment	165,413	152,641

	199,123	184,431
Less accumulated depreciation	(119,106)	(110,267)

	$80,017	74,164

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2015	Dec. 31, 2014

Deferred revenues – current	$3,819	3,310
Dividend payable	1,248	—
Vacation accrual	1,510	1,312
Deferred compensation	939	1,166
All other current liabilities	2,509	1,435

	$10,025	7,223

Note 7 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

(Thousands of dollars)	Sept. 30, 2015	Dec. 31, 2014

Accumulated postretirement benefit obligation	$12,941	12,343
Excess retirement plan	9,925	9,372
Accrued pension liability	15,357	14,955
Deferred revenue – long-term portion	149	383
Other noncurrent liabilities	1,458	2,287

	$39,830	39,340

Note 8 – Income Taxes

The Company’s effective income tax rate for the three months and nine months ended September 30, 2015, was 66 percent and 37 percent, respectively. The difference in the statutory income tax rate and the effective income tax rate was due to lower pretax income and the effects of the recognition of a tax return true-up, combined with lower permanent differences such as for the manufacturing deduction. The effective income tax rate for the nine months ended September 30, 2014 benefited from the recognition of $776,000 in changes in the balances of uncertain tax positions. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. At September 30, 2015, there were no unrecognized tax benefits recorded on the balance sheet. The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2012.

Note 9 – Credit Facilities and Indebtedness

Deltic entered into a First Amendment to the Company’s Second Amended and Restated Credit Agreement with the consent of the lenders thereto, effective August 25, 2015, in which the Company was permitted to expand its credit facilities so that the Company could enter into a new $100,000,000 Term Loan Credit Agreement with American AgCredit, PCA, as described in the following paragraph.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Credit Facilities and Indebtedness (cont.)

Deltic entered into a new $100,000,000 ten-year term loan credit agreement (the “Credit Agreement”) with American AgCredit, PCA, effective August 27, 2015. The Credit Agreement has a 4.05 percent fixed rate of interest and a maturity date of August 27, 2025. The Credit Agreement has the same financial covenants as those found in the Company’s Second Amended and Restricted Revolving Credit Agreement as amended on August 25, 2015.

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2015	2014	2015	2014

Defined benefit funded retirement plan
Service cost	$490	369	1,469	1,107
Interest cost	505	460	1,515	1,379
Expected return on plan assets	(602)	(572)	(1,807)	(1,717)
Amortization of prior service cost	1	4	3	13
Recognized actuarial loss	209	41	629	123

Net retirement expense	$603	302	1,809	905

Defined benefit unfunded retirement plan
Service cost	$130	75	389	226
Interest cost	123	94	370	280
Amortization of prior service cost	—	(2)	—	(6)
Recognized actuarial loss	152	73	456	220

Net retirement expense	$405	240	1,215	720

Other postretirement benefit plan
Service cost	$132	104	395	314
Interest cost	139	125	419	373
Recognized actuarial loss	20	—	59	—
Amortization of plan amendment	(11)	(49)	(34)	(149)

Net other postretirement benefits expense	$280	180	839	538

The Company made voluntary contributions to its qualified plan of $775,000 during the first nine months of 2015, and does not expect to make other payments during the remainder of 2015. The expected long-term rate of return on pension plan assets is 7.50 percent. Effective January 1, 2015, Deltic closed the defined benefit funded retirement plan to any new or rehired salaried and hourly non-represented entrants. In connection with this closure, additional Company 401(k) contributions are made for all employees hired on or after that date.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component for the nine months ended September 30, 2015 and 2014:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

AOCL at January 1, 2015	$(7,615)	(3,064)	(732)	(11,411)
Amounts reclassified from AOCL	384	277	15	676

Net current period other comprehensive income	384	277	15	676

AOCL at September 30, 2015	$(7,231)	(2,787)	(717)	(10,735)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

AOCL at January 1, 2014	$(2,410)	(482)	213	(2,679)
Amounts reclassified from AOCL	83	130	(91)	122

Net current period other comprehensive income	83	130	(91)	122

AOCL at September 30, 2014	$(2,327)	(352)	122	(2,557)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components:

	Nine Months Ended September 30, 2015
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

Amortization of prior service costs	$3	—	—	3
Amortization of actuarial losses	629	456	59	1,144
Amortization of plan amendment	—	—	(34)	(34)

Total before tax	632	456	25	1,113
Income tax benefit/(expense)	(248)	(179)	(10)	(437)

Total reclassifications – net of tax	$384	277	15	676

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

Tax Effects by Component

	Nine Months Ended September 30, 2015
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Amortization of prior service costs	$3	(1)	2
Amortization of actuarial losses	1,144	(449)	695
Amortization of plan amendment	(34)	13	(21)

	$1,113	(437)	676

	Nine Months Ended September 30, 2014
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Amortization of prior service costs	$7	(3)	4
Amortization of actuarial losses	343	(134)	209
Amortization of plan amendment	(149)	58	(91)

	$201	(79)	122

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation

The Consolidated Statements of Income for the three months ended September 30, 2015 and 2014, included $825,000 and $803,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the nine months ended September 30, 2015 and 2014, the amounts were $2,503,000 and $2,409,000, respectively.

Assumptions for the valuation of 2015 stock options and restricted stock performance units consisted of the following:

2015

Expected term of options (in years)	6.27
Weighted expected volatility	38.64%
Dividend yield	.56%
Risk-free interest rate – performance restricted shares	1.15%
Risk-free interest rate – options	1.92%
Stock price as of valuation date	$65.89
Restricted performance share valuation	$77.52
Grant date fair value – stock options	$24.40

Stock Options – A summary of stock options as of September 30, 2015, and changes during the nine months then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2015	151,753	$60.99

Granted	22,494	65.89
Exercised	(16,155)	45.07
Forfeited	(743)	67.09

Outstanding at September 30, 2015	157,349	$63.30	6.2	$258

Exercisable at September 30, 2015	96,911	$61.41	4.8	$258

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at September 30, 2015, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of September 30, 2015, there was $1,060,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of September 30, 2015, and changes during the nine months then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2015	85,410	$66.51

Granted	21,005	66.06
Vested	(18,682)	63.54
Forfeited	(358)	67.24

Nonvested at September 30, 2015	87,375	$67.04

As of September 30, 2015, there was $2,749,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Performance Units – A summary of nonvested restricted stock performance units as of September 30, 2015, and changes during the nine months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2015	56,586	$85.78

Granted	20,297	77.52
Units not meeting vesting conditions	(12,135)	85.56
Forfeited	(477)	83.55

Nonvested at September 30, 2015	64,271	$83.23

As of September 30, 2015, there was $2,654,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2 years.

Note 13 – Contingencies

At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Business Interruption Claim and Gain on Involuntary Conversion of Assets

On March 10, 2015, the Company experienced a fire at its MDF plant located in El Dorado, Arkansas. Damage was limited to the press portion of the facility and operations at the facility were temporarily suspended while repairs were made to the damaged area. Most of the repairs were completed in April 2015 and the plant became fully operational in that month. The Company maintains insurance coverage for both business interruption and property damage. Deltic settled the insurance claims during the second quarter and recorded the applicable income from the business interruption claim and gains on involuntary conversion of assets in the operating income section of the consolidated income statement. The claim for business interruption insurance was settled for a total of $2,452,000, of which $516,000 was reported in Other Operating Income in the Company’s Consolidated Statements of Income for the quarter ending June 30, 2015 and $1,936,000 was a reimbursement of business operating expenses. The total deductible for the business interruption policy was approximately $948,000, which was recognized as expense in the first half of 2015. The Company had adequate property damage insurance coverage to enable it to recover the replacement cost of its property and equipment that was destroyed by the fire. During the second quarter, the Company settled property claims of $5,969,000 for property damage. The claims for property damage included $4,379,000 for inventory, contents, and repair costs, and $1,590,000 for replacement cost of a new press belt and DPA duct. The total deductible for the property policy was $1,000,000, which was recognized as expense in the first quarter of 2015. After a write-off of basis in the amount of $886,000 for the old press belt and DPA duct in the first quarter of 2015, the Company recognized a gain from involuntary conversion of assets in the amount of $704,000 which was reported in Other Operating Income in the Company’s Consolidated Statement of Income for the quarter ending June 30, 2015.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Fair Value of Financial Instruments (cont.)

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at September 30, 2015, are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	Sept. 30, 2015	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)		Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$1,458	1,458	—	—

Long-term debt, including current maturities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

The following table presents the carrying amounts and estimated fair values of financial instruments at September 30, 2015 and 2014. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	September 30, 2015		September 30, 2014
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current maturities	$210,000	212,098	205,000	209,160

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

(Thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net earnings allocated to common stock	$38	5,907	2,749	16,006
Net earnings allocated to participating securities	—	67	33	177

Net income allocated to common stock and participating securities	$38	5,974	2,782	16,183

Weighted average number of common shares used in basic EPS	12,439	12,448	12,454	12,516
Effect of dilutive stock awards	52	47	58	55

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,491	12,495	12,512	12,571

Earnings per common share
Basic	$—	.47	.22	1.28
Assuming dilution	$—	.47	.22	1.27

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

The following table provides information about potentially dilutive securities that were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive, or in the case of the restricted performance shares, did not meet the metrics established for awarding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Options	72,595	76,968	72,595	103,119
Restricted performance shares	64,271	56,586	64,271	56,586

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Nine Months Ended September 30,
(Thousands of dollars)	2015	2014

Income taxes paid in cash	$2,116	11,564
Interest paid	3,385	2,854
Interest capitalized	(45)	(61)

Non-cash investing and financing activities excluded from the Consolidated Statement of Cash Flows include:

	Nine Months Ended September 30,
(Thousands of dollars)	2015	2014

Issuance of restricted stock	$1,677	1,290
Land exchanges	39	—
Capital expenditures accrued, not paid	612	501

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Nine Months Ended September 30,
(Thousands of dollars)	2015	2014

Trade accounts receivable	$(525)	(3,399)
Inventories	(914)	(969)
Prepaid expenses and other current assets	(360)	(627)
Trade accounts payable	4,825	(310)
Accrued taxes other than income taxes	(470)	(93)
Income taxes payable	—	(1,076)
Deferred revenues and other accrued liabilities	1,946	(397)

	$4,502	(6,871)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2015	2014	2015	2014

Net sales
Woodlands	$8,973	9,488	29,841	29,987
Manufacturing[2]	42,189	49,415	122,723	145,158
Real Estate	3,869	3,196	8,189	10,284
Eliminations[1]	(4,881)	(3,798)	(16,543)	(13,144)

	$50,150	58,301	144,210	172,285

Income before income taxes
Operating income/(loss)
Woodlands	$4,441	5,026	15,878	15,576
Manufacturing[2]	1,959	9,112	8,961	26,102
Real Estate	(233)	(273)	(1,308)	146
Corporate	(3,674)	(5,012)	(13,394)	(14,285)
Eliminations	(459)	(71)	(654)	(216)

Operating income	2,034	8,782	9,483	27,323

Interest income	2	—	3	3
Interest and other debt expense, net of capitalized interest	(1,927)	(1,081)	(5,201)	(3,816)
Other income/(expense)	5	238	109	281

	$114	7,939	4,394	23,791

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,968	1,561	5,642	4,846
Manufacturing[2]	3,446	3,041	9,844	9,011
Real Estate	91	94	275	263
Corporate	14	20	34	60

	$5,519	4,716	15,795	14,180

Capital expenditures
Woodlands	$866	1,296	3,087	3,139
Manufacturing[2]	6,294	4,229	16,454	8,036
Real Estate	3,851	587	5,360	1,358
Corporate	16	5	156	40

	$11,027	6,117	25,057	12,573

Timberland acquisition expenditures	$—	50	619	118,156

[1]	Primarily intersegment sales of timber from Woodlands to Manufacturing.
[2]	During March 2015, the Company experienced a fire in the press area at its MDF plant in El Dorado that affected the operating results. (For additional information, see Note 14 – Business Interruption Claim and Gain on Involuntary Conversion of Assets.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $.1 million for the third quarter of 2015, compared to $6 million for the same period of 2014. The decrease was primarily due to reduced operating income from the Manufacturing segment, mainly because of soft markets for both lumber and medium density fiberboard (“MDF”) during the third quarter of 2015. A prolonged weak housing market recovery combined with the impact of excess inventory of wood products in the United States resulted in the weak wood products market and led to decreased sales prices for both lumber and MDF. The Woodlands segment reported $4.5 million in operating income for the third quarter of 2015, a decrease of $.5 million when compared to the third quarter of 2014. Reduced income from timberland sales and decreased oil and gas related income, combined with an increased cost of fee timber harvested, was partially offset by increased revenues from pine sawtimber and pine pulpwood harvested. The Manufacturing segment reported $2 million in operating income, a decrease of $7.1 million from the $9.1 million reported a year ago, due primarily to lower average sales prices for both lumber and MDF. The Manufacturing segment also had increased average unit costs for the lumber sold because of increased cost for the logs used as the raw material for lumber manufactured, combined with increased MDF unit cost due to unscheduled maintenance downtime and expense at the Company’s MDF plant. The Real Estate segment had an operating loss of $.2 million in the third quarter of 2015, compared to a loss of $.3 million in the same quarter of 2014, primarily due to increased residential lot sales activity in the current-year third quarter compared to the prior-year third quarter. The Corporate segment’s operating expense was $1.3 million lower in the current-year quarter than in the same period a year ago, mainly due to decreased general and administrative expenses. Interest expense was $.8 million higher in the third quarter of 2015 compared to the same period of 2014 because of increased borrowings combined with a slightly higher weighted average interest rate for debt outstanding in the current-year quarter. Income tax expense decreased $1.8 million, when compared to 2014’s third quarter, because of lower pretax income.

Deltic is a vertically integrated natural resources company operating in a commodity-based business environment that is engaged in the growing and harvesting of timber and the manufacture and marketing of lumber and medium density fiberboard (“MDF”), with a major diversification in real estate development. The Company’s operations and financial results are affected by a number of factors, which include, but are not limited to, housing starts, general economic conditions, United States employment levels, interest rates, credit availability and associated costs, imports and exports of lumber and MDF, foreign exchange rates, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, natural gas pricing, and weather conditions. During the third quarter of 2015, lower-than-expected residential home construction activity in the United States, combined with excess wood products inventory, led to lower sales prices for wood products. As with most commodity markets the Company has little or no influence over pricing or demand levels for its wood products. Deltic’s management will continue to manage the Company’s diverse asset base, maximize its vertical integration strategy, and use its size advantage to adjust production levels to meet demand.

The Woodlands segment is the Company’s core operating segment, and its strategic pine timberlands provide the foundation for Deltic’s vertical integration structure by supplying more than one-half of the raw material log needs of the Company’s sawmills. This vertical integration proved beneficial to the Company as it was able to increase the harvest of pine sawtimber from Company-owned timberlands to supply a larger portion of the raw material needs for its sawmills. The increase in the pine sawtimber harvest volume was the result of larger amounts of pine sawtimber available to harvest due to the acquisitions of timberland made by the Company in recent years. In the third quarter of 2015, the pine sawtimber harvest was 179,376 tons, an increase of 25,446 tons, or 17 percent, when compared to the 2014 third quarter harvest of 153,930 tons. The average sales price for the pine sawtimber harvested was $27 per ton in the third quarter of 2015 versus $24 per ton in the same quarter of 2014, a $3 per ton or 13 percent, increase. The pine pulpwood harvest in the current-year third quarter was 91,905 tons, an increase of 4,150 tons from the harvest in the third quarter of 2014, while the average sales price for the pine pulpwood harvested was $9 per ton for the third quarter of 2015 versus $8 per ton in the prior-year third quarter. During the third quarter of 2015, the Company sold 2 acres of non-strategic timberland at an average sales price of $4,300 per acre, compared to sales of 127 acres of timberland at an average price of $5,000 per acre for the same period of 2014.

The Woodlands segment’s financial results include other benefits from land ownership, such as revenues from hunting leases, mineral lease rentals, mineral royalties, and land easements. Hunting lease revenues were $.8 million for the third quarter of 2015 versus $.7 million in the same period of 2014. Oil and gas lease rental income was $.2 million in the third quarter of 2015, compared to $.5 million in the third quarter of 2014, as the amortization period of the prepaid lease rental payments received for the mineral leases for some acreage expired and these mineral acres became held by production. Oil and gas royalty receipts, primarily from gas wells in the Fayetteville Shale Play, were $.7 million in the third quarter of 2015, a $.5 million decrease from the third quarter of 2014, mainly due to a decrease in natural gas prices, partially offset by an increase in production volume, as gas production from new wells drilled continued to offset the decline in gas production from older wells. Deltic is currently receiving royalty income from 501 wells in the Fayetteville Shale Play, however, the Company’s income from mineral ownership in future periods is contingent on natural gas and crude oil prices, successful completion of producing wells drilled on Company lands, and leasing additional acreage.

The Manufacturing segment produces both dimension lumber and MDF. The average lumber sales price in the third quarter of 2015 was $321 per thousand board feet, a $77 per thousand board feet or 19 percent, decrease when compared to the same period in 2014, due to a soft market for lumber during the current-year period. The Company’s sawmill operations sold 71.2 million board feet of lumber in the third quarter of 2015, an increase of .9 million board feet when compared to the 70.3 million board feet sold in the third quarter a year ago. The average sales price for MDF sold during the current-year’s third quarter was $557 per thousand square feet, a decrease of $26 per thousand square feet from the average sales price of $583 per thousand square feet received in the third quarter of 2014. MDF sales volume for the third quarter of 2015 was 25.5 million square feet, which was 1.6 million square feet less than the 27.1 million square feet sold in the same period of 2014. The decrease in MDF sales volume was due to the combination of soft market demand and the negative impact of unplanned maintenance-related plant downtime. As with any commodity market, the Company expects the historical volatility of the lumber and MDF markets to continue into the future. Deltic closely monitors market conditions and will adjust production levels to meet market demand as needed.

The Real Estate segment reported sales of 34 residential lots during the third quarter of 2015, compared to 15 lots sold in the third quarter of 2014. The average per-lot sales price was $62,700 in the third quarter of 2015, compared to an average per-lot sales price of $99,700 in 2014’s third quarter, due to the mix of lots sold. A second phase in the Company’s Wildwood Place development, consisting of 43 lots, was offered in the second quarter of 2015, with 33 of these lots closed by the end of the third quarter of 2015. New lots in the Company’s Chenal Valley development are currently being developed and are expected to be offered for sale later this year. There were no sales of commercial acreage in the third quarter of 2015 or 2014. The commercial real estate acreage within Chenal Valley continues to receive interest from potential buyers; however, due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing of any commercial real estate transaction.

Results of Operations

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended September 30, 2015 and 2014. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended Sept. 30,
(Millions of dollars, except per share amounts)	2015	2014

Net sales
Woodlands	$8.9	9.5
Manufacturing	42.1	49.4
Real Estate	3.9	3.2
Eliminations	(4.8)	(3.8)

Net sales	$50.1	58.3

Cost of sales
Woodlands	$2.5	2.8
Manufacturing	40.2	40.3
Real Estate	3.8	3.3
Eliminations	(7.9)	(6.8)

Total cost of sales	$38.6	39.6

Operating income
Woodlands	$4.5	5.0
Manufacturing	2.0	9.1
Real Estate	(.2)	(.3)
Corporate	(3.7)	(5.0)
Eliminations	(.5)	(.1)

Operating income	2.1	8.7

Interest and other debt expense	(1.9)	(1.1)
Other income	—	.3
Income taxes	(.1)	(1.9)

Net income	$.1	6.0

Earnings per common share
Basic	$—	.47
Assuming dilution	—	.47

Consolidated

Consolidated net income for the third quarter of 2015 was $.1 million, a decrease of $5.9 million from the third quarter of 2014. The decrease in net income was mostly due to a $8.2 million decrease in sales revenues for the third quarter of 2015, when compared to the same period of 2014. Residential home construction activity during the quarter was less than expected. As a result of this, combined with the impact of an excess inventory of wood products in the U.S., net sales for the Manufacturing segment decreased. In the Woodland’s segment, decreases in revenues from sales of timberland and in revenues from oil and gas lease rentals and royalties during the third quarter of 2015 were partially offset by increased revenues from the harvest of pine sawtimber and pine pulpwood, when compared to the prior-year third quarter. The number of residential lots sold increased in the third quarter of 2015, resulting in increased sales revenue for the Real Estate segment when compared to the third quarter of 2014. The Corporate segment had decreased general and administrative expenses in the third quarter of 2015 compared to the same period of 2014. Interest expense was $.8 million higher for the third quarter of

2015 compared to the third quarter of 2014 due to increased borrowings and a slightly higher weighted-average interest rate for debt outstanding in the current-year period, as the Company entered into a new $100 million, fixed rate, ten-year term note during 2015’s third quarter.

Consolidated cost of sales for the third quarter of 2015 decreased $1 million from the third quarter of 2014, due primarily to an increase in intercompany cost eliminations caused by the increased volume of pine stumpage transferred from the Woodlands segment to the Company’s sawmills, at a higher average sales price per ton.

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

Consolidated operating income decreased $6.6 million for 2015’s third quarter when compared to the third quarter of 2014. The Woodlands segment’s operating income decreased $.5 million primarily due to decreased oil and gas royalty revenue, fewer timberland acres sold, and an increased cost of fee timber harvested, partially offset by an increased pine timber harvest volume and a higher average sales price for pine sawtimber harvested. The Manufacturing segment’s operating income decreased $7.1 million from the third quarter of 2014. This decrease was due to lower average sales prices for both lumber and MDF, a lower volume of MDF sold, higher raw material log cost at the sawmills, increased direct manufacturing costs for the sawmills, and increased maintenance-related downtime at the MDF plant. The Real Estate segment’s operating loss was $.2 million, a $.1 million improvement from the prior-year third quarter, primarily due to increased sales of residential lots when compared to the third quarter of 2014. Corporate expense decreased $1.3 million in the third quarter of 2015 due to lower general and administrative expenses when compared to the corresponding quarter of 2014.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended Sept. 30,
	2015	2014

Net sales (millions of dollars)
Pine sawtimber	$4.8	3.8
Pine pulpwood	.8	.7
Hardwood sawtimber	—	.1
Hardwood pulpwood	.2	.3
Timberland	—	.6
Oil and gas lease rentals	.2	.5
Oil and gas royalties	.7	1.2
Hunting leases	.8	.7
Hauling to other mills	1.2	1.4

	Quarter Ended Sept. 30,
	2015	2014

Cost of sales (millions of dollars)
Direct operating expenses	$1.2	1.1
Oil and gas royalty expenses	.1	.1
Cost of hauling stumpage to other mills	1.2	1.4
Cost of timberland sold	—	.1

Cost of fee timber harvested (millions of dollars)	$1.9	1.5

Sales volume (thousands of tons)
Pine sawtimber	179.4	153.9
Pine pulpwood	91.9	87.8
Hardwood sawtimber	.7	2.3
Hardwood pulpwood	10.5	14.9

Sales price (per ton)
Pine sawtimber	$27	24
Pine pulpwood	9	8
Hardwood sawtimber	62	59
Hardwood pulpwood	23	22

Timberland
Sales volume (acres)	2	127
Sales price (per acre)	$4,326	5,009

Net sales for the Woodlands segment in the third quarter of 2015 decreased $.6 million when compared to the third quarter of 2014. Pine sawtimber sales revenue was $1 million higher in 2015’s third quarter due to an increase in harvest volume combined with a $3 per ton increase in the average per-ton sales price. Revenues from sales of timberland were $.6 million lower than in the third quarter of 2014, due to a decrease in the number of acres sold. Oil and gas lease rentals decreased $.3 million in the third quarter of 2015, as the amortization period ended for the previously received lease payments for which the original lease period expired and the leasehold became held by production. Oil and gas royalties decreased $.5 million from the third quarter of 2014 due primarily to lower prices received for the Company’s royalty-interest share of natural gas production in the third quarter 2015 when compared to the same period of 2014, partially offset by a higher production volume of gas due to an increase in the number of producing wells during 2015’s third quarter when compared to the same period of 2014. Revenue from hauling stumpage to other mills was $.2 million lower in the third quarter of 2015 versus the same period of 2014.

Cost of sales for the Woodlands segment in the third quarter of 2015 was $.3 million lower when compared to the same period a year ago. This was due to a $.1 million decrease in the cost of timberland sold associated with the fewer number of acres sold and a $.2 million reduction in the cost of hauling stumpage to other mills, partially offset by an increase in cull timber removal expense. Operating income for the Woodlands segment was $.5 million less than in the 2014 third quarter due to the same factors affecting net sales combined with a $.4 million higher cost of fee timber harvested, partially offset by the lower cost of sales.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Quarter Ended Sept. 30,
	2015	2014

Net sales (millions of dollars)
Lumber	$22.9	27.9
Residual by-products[1]	2.4	2.7
Medium density fiberboard (“MDF”)	14.2	15.8
Freight invoiced to customers	2.7	3.4

Cost of sales – sawmill operations (millions of dollars)
Raw materials	$10.9	10.4
Residual by-products	3.0	3.0
Direct manufacturing expenses	7.4	7.0
Change in inventory	—	(.1)
Freight expense	1.1	1.6

Cost of sales – MDF operations (millions of dollars)
Raw materials	$7.2	7.3
Direct manufacturing expenses	7.2	6.9
Change in inventory	(.8)	(.2)
Freight expense	1.6	1.8

Depreciation (millions of dollars)
Sawmill operations	$1.4	1.2
MDF operations	1.9	1.7

Lumber
Finished production (MMBF)	69.6	70.1
Sales volume (MMBF)	71.2	70.3
Sales price (per MBF)	$321	398

MDF (3/4 inch basis)
Finished production (MMSF)	27.1	27.3
Sales volume (MMSF)	25.5	27.1
Sales price (per MSF)	$557	583

[1]	Residual by-products sales are reported net of intercompany eliminations.

Net sales for the Manufacturing segment was $7.3 million less when compared to the third quarter of 2014. The decrease was due to lower average sales prices for lumber and MDF; a lower sales volume of MDF, which was largely due to weak demand for building products used for residential housing construction; and increased maintenance-related downtime at the Company’s MDF plant. The average lumber sales price decreased $77 per MBF, or 19 percent, from 2014’s third quarter price, while the volume of lumber sold increased .9 million board feet compared to the third quarter of 2014. MDF sales volume in the third quarter of 2015 was 1.6 million square feet less than the same period a year ago, and the average sales price for MDF was $26 per MSF lower than in the third quarter of 2014. During the third quarter of 2014, the Company wrote off certain assets at its MDF plant, which reduced revenues by $.4 million.

Cost of sales for the Manufacturing segment decreased $.1 million from the third quarter of 2014. The intersegment eliminations of residual sales by sawmill operations to MDF operations are not reflected in the cost of sales amounts reported above. This cost increased $.4 million period-over-period. The cost of sales for sawmill operations in the third quarter of 2015 were $.5 million more than in the prior-year third quarter due to a $.5 million increase in raw material log cost combined with a $.4 million increase in direct operating expenses, partially offset by lower freight expense. In addition, depreciation at the Company’s sawmills increased $.2 million period-over-period. Cost of sales for MDF operations were $.7 million lower than in the third quarter of 2014. Raw material costs for the current-year quarter were lower by $.1 million and the benefit from the change in inventory increased by $.6 million, while utilities and other direct operating expenses increased by $.3 million. Operating income for the Manufacturing segment was $7.1 million less than in the 2014 period, due to the same items affecting net sales and cost of sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended Sept. 30,
	2015	2014

Net sales (millions of dollars)
Residential lots	$2.1	1.5
Chenal Country Club	1.6	1.6

Cost of sales (millions of dollars)
Residential lots	$1.4	.8
Chenal Country Club	1.7	1.8

Sales volume
Residential lots	34	15

Average sales price (thousands of dollars)
Residential lots – per lot	$63	100

Net sales for the Real Estate segment in the third quarter of 2015 increased $.7 million from the third quarter of 2014. The increase was due to additional residential lots sold in the current-year third quarter. A decrease in the average sales price per lot sold of $37,000 was due to the mix of lots sold.

Cost of sales for the Real Estate segment increased $.5 million primarily due to an increase in the cost of residential lots sold, partially offset by a lower cost of sales for Chenal Country Club. The improved financial results for the Real Estate segment in the third quarter of 2015 was due to the increase in in residential lot sales activity, partially offset by the lower average sales price received per lot.

Corporate

The Corporate operating expense during the third quarter of 2015 was $1.3 million lower when compared to the same period of 2014, due to reduced general and administrative expenses, primarily incentive plan expense.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment during the third quarter of 2015 increased $1.0 million, to $4.8 million, when compared to the same quarter of last year. The increase was due to a larger harvest volume from the Woodlands segment’s fee timberlands that were transferred to the sawmills and the increase in the transfer price quarter to quarter. Current period transfer prices are approximately that of market.

Income Taxes

The effective income tax rate was 66 percent for the third quarter of 2015 and 25 percent in 2014. The higher rate in the third quarter of 2015 was due to recording the impact of a true-up of the income taxes accrued for 2014 to the actual tax liability per the Company’s filed tax returns and to lower pretax income, while the prior-year period benefited from the recognition of changes in the balances of uncertain tax positions.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

In the following tables, Deltic’s net sales and results of operations are presented for the nine months ended September 30, 2015 and 2014. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Nine Months Ended September 30,
(Millions of dollars, except per share amounts)	2015	2014

Net sales
Woodlands	$29.8	30.0
Manufacturing[1]	122.7	145.1
Real Estate	8.2	10.3
Eliminations	(16.5)	(13.1)

Net sales	$144.2	172.3

Cost of sales
Woodlands	$8.0	9.2
Manufacturing	114.9	119.0
Real Estate	8.8	9.5
Eliminations	(25.8)	(22.0)

Total cost of sales	$105.9	115.7

Operating income and net income
Woodlands	$15.9	15.6
Manufacturing[1]	9.0	26.1
Real Estate	(1.3)	.1
Corporate	(13.4)	(14.3)
Eliminations	(.7)	(.2)

Operating income	9.5	27.3

Interest and other debt expense	(5.2)	(3.8)
Other income	.1	.3
Income taxes	(1.6)	(7.6)

Net income	$2.8	16.2

Earnings per common share
Basic	$.22	1.28
Assuming dilution	.22	1.27

[1]	On March 10, 2015 the MDF plant incurred a fire that curtailed operations for a portion of the first and second quarters. (For additional information refer to Note14 – Business Interruption Claim and Gain on Involuntary Conversion of Assets.)

Consolidated

Consolidated net income for the first nine months of 2015 decreased $13.4 million from the same period of 2014. The decrease was primarily due to decreased operating income from the Manufacturing and Real Estate segments combined with increased interest expense, partially offset by increased operating income for the Woodlands segment and lower Corporate operating expense. Consolidated net sales decreased $28.1 million in the first nine months of 2015 when compared to net sales for the same period in 2014. In the Woodlands segment, net sales decreased by $.2 million, as lower revenues from oil and gas lease rentals and royalties and decreased revenues from the timberland sales were partially offset by increased revenues from pine sawtimber and pine pulpwood harvested. The Manufacturing segment sales were $22.4 million lower due to a decrease in average sales prices and sales volumes for both lumber and MDF. Real Estate sales were $2.1 million lower due to a lower average sales price for lots sold, due to sales mix, and no sales of commercial acreage in the first nine month of 2015.

Consolidated cost of sales decreased $9.8 million from the first nine months of 2014, primarily due to decreased cost related to the reduced lumber and MDF sales volume because of weak demand, lower cost of sales for commercial acreage due to the decrease in acreage sold, decreased cost for hauling stumpage to other mills, and an increase in intercompany cost eliminations caused by the Woodlands providing a higher volume of pine stumpage from fee timberlands to the Company’s sawmills.

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

Consolidated operating income for the first nine months of 2015 decreased $17.8 million from the reported results for the first nine months of 2014. The Woodlands segment’s operating income increased $.3 million, due to increased timber harvest revenues, partially offset by reduced oil and gas royalties and lease rental revenues, fewer acres of timberland sold, and a higher cost of fee timber harvested. The Manufacturing segment’s operating income decreased $17.1 million, due to lower average sales prices and decreased sales volumes for lumber and MDF, combined with increased maintenance expense at the Company’s MDF plant. The Real Estate segment’s operating income decreased $1.4 million, mainly due to no sales of commercial acreage in 2015 and to a decreased margin from residential lot sales in the first nine months of 2015. Corporate operating expense was $.9 million lower due to decreased general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Nine Months Ended September 30,
	2015	2014
Net sales (millions of dollars)
Pine sawtimber	$16.1	12.9
Pine pulpwood	2.9	2.5
Hardwood sawtimber	.1	.2
Hardwood pulpwood	.6	.9
Timberland	.1	1.1
Oil and gas lease rentals	.6	1.3
Oil and gas royalties	2.5	3.6
Hunting leases	2.3	1.9
Hauling to other mills	4.1	4.9

Cost of sales (millions of dollars)
Direct operating expenses	$3.4	3.5
Oil and gas royalty expenses	.4	.4
Cost of hauling stumpage to other mills	4.1	4.9
Cost of timberland sold	—	.3

Cost of fee timber harvested (millions of dollars)	$5.5	4.7

Sales volume (thousands of tons)
Pine sawtimber	600.4	534.2
Pine pulpwood	304.0	320.5
Hardwood sawtimber	1.6	4.4
Hardwood pulpwood	25.5	46.6

Sales price (per ton)
Pine sawtimber	$27	24
Pine pulpwood	10	8
Hardwood sawtimber	60	51
Hardwood pulpwood	22	18

Timberland
Sales volume (acres)	60	472
Sales price (per acre)	$2,379	2,344

In the Woodlands segment, net sales for the first nine months of 2015 decreased $.2 million from the same period of 2014. Sales of timberland were $1 million less in 2015, due to fewer acres sold. Oil and gas lease rental income decreased $.7 million compared to the first nine months of 2014, as the amortization periods for some leases expired and the acreage became held by production. Oil and gas royalties were $1.1 million less than in the same period of 2014 due to a decrease in natural gas prices received for the Company’s royalty share of gas production, partially offset by an increase in gas production volume. Revenue from sales of pine sawtimber increased $3.2 million, due to a 66,175 ton increase in harvest volume combined with a $3 per ton, or 13 percent, higher average sales price when compared to the 2014 period. Net sales from pine pulpwood harvested were $.4 million higher than in 2014, due to an increase in average per-ton sales price, partially offset by a lower harvest volume. Net sales from hardwood pulpwood were $.3 million less in 2015 than in the same period of 2014 due to decreased harvest volumes. Revenues from hunting leases increased $.4 million in the first nine months of 2015 compared to the same period of 2014. Revenues from hauling stumpage to other mills were $.8 million less in 2015 when compared to 2014.

Cost of sales for the Woodlands segment for the first nine months of 2015 decreased $1.2 million compared to the same period a year ago. This reduction was due to a $.1 million decrease in direct operating expenses, a $.2 million lower cost of timberland sold due to fewer acres sold, and a $.9 million reduction of the cost of hauling stumpage to other mills that was offset by the related decrease in hauling revenue. The Woodlands segment’s operating income of $15.9 million was $.3 million higher than in the first nine months of 2014, due to the same factors affecting net sales and cost of sales, partially offset by a $.8 million higher cost of fee timber harvested in 2015.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Nine Months Ended September 30,
	2015	2014
Net sales (millions of dollars)
Lumber	$66.3	77.8
Residual by-products[1]	7.4	7.5
Medium density fiberboard (“MDF”)[2]	40.9	50.3
Freight invoiced to customers	8.1	10.0

Cost of sales – sawmill operations (millions of dollars)
Raw materials	$29.2	29.3
Residual by-products	8.4	8.7
Direct manufacturing expenses	22.1	20.7
Change in inventory	(.1)	(1.0)
Freight expense	3.0	4.0

Cost of sales – MDF operations (millions of dollars)
Raw materials[2]	$18.0	23.9
Direct manufacturing expenses[2]	19.8	20.0
Change in inventory[2]	1.0	—
Freight expense	5.0	6.0

Depreciation (millions of dollars)
Sawmill operations	$4.0	3.6
MDF operations	5.5	5.0

Lumber
Finished production (MMBF)	191.2	200.2
Sales volume (MMBF)	194.4	199.6
Sales price (per MBF)	$341	390

MDF (3/4 inch basis) [2]
Finished production (MMSF)	70.3	86.3
Sales volume (MMSF)	72.4	86.6
Sales price (MSF)	$565	581

[1]	Residual by-product sales are reported net of intercompany eliminations.
[2]	On March 10, 2015, the MDF plant incurred a fire that curtailed operations for a portion of the first and second quarters. (For additional information refer to Note 14 – Business Interruption Claim and Gain on Involuntary Conversion of Assets.)

Net sales for the Manufacturing segment decreased $22.4 million from the prior-year period, primarily due to soft demand for lumber and MDF products which led to lower average sales prices and decreased sales volumes. Lumber sales revenue decreased by $11.5 million, or 15 percent, when compared to the first nine months of 2014, primarily due to a lower average lumber sales price combined with a decrease in lumber sales volume. MDF sales revenue decreased $9.4 million, due to a lower average MDF sales price combined with a decrease in MDF sales volume. In addition, revenues from freight invoiced to customers decreased $1.9 million. Partially offsetting these decreases were other income from the settlement of a business interruption claim at the Company’s MDF plant in the 2015 period of $.5 million and gains on involuntary conversions of assets of $.7 million during 2015, while the Company had a loss on asset disposal of $.5 million in 2014.

Cost of sales for the Manufacturing segment in the first nine months of 2015 decreased $4.1 million from the first nine months of 2014. The intersegment elimination of residual sales by sawmill operations to MDF operations are not reflected in the cost of sales amounts reported above. This cost decreased $.4 million period-over-period. The cost of sales for sawmill operations in the first nine months of 2015 were $.7 million more than the prior-year first nine months, due to a $.9 million reduction in benefit from the change in lumber inventory, combined with a $1.4 million increase in direct operating expenses. These additional costs were partially offset by the reduction of cost resulting from the decreased volume of lumber produced, which resulted in a $.1 million reduction of raw material cost, and by lower freight expense. Cost of sales for MDF operations were $5.9 million lower than in the first nine months of 2014, primarily due to a fire-related curtailment of production which led to a $5.9 million reduction in raw material cost for the current-year period, while direct operating expenses were lower by $.2 million. These cost reductions were partially offset by an increased expense from the change in inventory of $1 million. The Company had insurance coverage for the property damage and business interruption caused by the fire and recognized expenses associated with the deductibles for these policies in the first half of 2015, which amounted to $1 million for the property policy and approximately $.9 million for the business interruption policy. Operating income for the Manufacturing segment was $17 million less than in the same period a year ago, due to the same items affecting net sales and cost of sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Nine Months Ended September 30,
	2015	2014
Net sales (millions of dollars)
Residential lots	$3.1	4.1
Commercial acres	—	.9
Chenal Country Club	4.8	4.8

Cost of sales (millions of dollars)
Residential lots	$2.0	2.1
Commercial acres	—	.4
Chenal Country Club	4.9	5.1

Sales volume
Residential lots	48	45
Commercial acres	—	1.72

Average sales price (thousands of dollars)
Residential lots – per lot	$64	93
Commercial acres – per acre	—	501

Net sales for the Real Estate segment for the first nine months of 2015 decreased $2.1 million when compared to the first nine months of 2014, primarily due to no sales of commercial acreage and a lower average per-lot sales price, partially offset by a higher number of residential lots sold in 2015. The average sales price per lot decreased $29,000 in the first nine months of 2015 from the same period of 2014 due to the mix of lots sold.

Cost of sales for the Real Estate segment decreased $.7 million compared to the first nine months of 2014, due to mix of residential lots sold and to no cost of sales of commercial acreage in 2015. The decrease in financial results for the Real Estate segment from the first nine months of 2014 was due to a lower margin from residential lots sold and a decrease in income from commercial acreage sold.

Corporate

Operating expenses for the Corporate segment were $.9 million lower versus the first nine months of 2014, mainly due to decreased general and administrative expenses, primarily incentive plan expense.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment increased $3.4 million to $16.5 million for the first nine months of 2015. The increase was mainly due to a higher volume of the timber transferred from fee timberland to the sawmills combined with a higher per-ton transfer price. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Income Taxes

The effective income tax rate was 37 percent for the nine months ended September 30, 2015 and 32 percent for 2014. The difference in income tax rate was primarily due to the benefit recognized in 2014 for changes in the balances of uncertain tax positions.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $23.6 million for the first nine months of 2015 compared to $25.1 million for the same period of 2014. Cash from operations and borrowings from a new ten-year term loan have provided the cash needed for capital expenditures, purchases of Company stock, and timberland acquisition expenditures and the payment made to reduce the outstanding balance of revolving credit facility during the third quarter. Changes in operating working capital, other than cash and cash equivalents provided cash of $4.5 million and required cash of $6.8 million in 2014. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $24.4 million in the current-year period and $12.1 million a year ago. Capital expenditures by segment consisted of the following:

	Nine Months Ended September 30,
(Thousands of dollars)	2015	2014

Woodlands	$3.1	3.2
Manufacturing	16.5	8.0
Real Estate, including development expenditures	5.4	1.4
Corporate	.1	—

Capital expenditures	25.1	12.6
Adjustment for non-cash accrued liabilities	(.7)	(.5)

Capital expenditures requiring cash	$24.4	12.1

Timberland acquisition expenditures, including timberland acquired in exchanges, for the nine months ended September 30, 2015, were $.6 million compared to $118.2 million for the nine months ended September 30, 2014. There were no timberland acquisition expenditures in the third quarter of 2015 while there where expenditures of $.1 million in the third quarter of 2014.

The net change in purchased stumpage inventory to be utilized in the Company’s sawmilling operations required cash of $.7 million in the first nine months of 2015 compared to providing cash of $.1 million in the same period of 2014. The Company had proceeds of $1.6 million from involuntary conversion of assets in 2015 and none in 2014. Other investing activities provided $.4 million in 2015 and $1.1 million during 2014. Dividends of $3.8 million were paid in the first nine months of both 2015 and 2014. Proceeds from exercises of stock options and the related tax benefits were $.8 million in the first nine months of 2015 and $.4 million in the same period of 2014. The Company used $9.6 million in cash to purchase treasury stock in the first nine months of 2015 compared to $7.9 million in the same period of 2014. The Company borrowed $100,000,000 in a ten-year term note in the third quarter of 2015 and used the proceeds to make payments to the revolving credit facility. In the first nine months of 2015, the Company had net repayments of $93 million under its revolving credit facility compared to net borrowings of $115 million in 2014 to finance the timberland acquisitions in the first nine months of 2014. Other financing activities required $.7 million during 2015 and $.4 million during 2014.

Financial Condition

Working capital totaled $5.8 million at September 30, 2015, and $13.1 million at December 31, 2014. Deltic’s working capital ratio at September 30, 2015 was 1.24 to 1, compared to 1.81 to 1 at the end of 2014. Cash and cash equivalents at the end of the third quarter of 2015 were $1.5 million, a decrease of $1.3 million from the December 31, 2014 balance of $2.8 million. Deltic’s long-term debt to stockholders’ equity ratio was .810 to 1 at September 30, 2015 and .758 to 1 at December 31, 2014.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $430 million, and includes an option to request an increase in the amount of aggregate revolving commitments by $50 million. As of September 30, 2015, there was $41 million outstanding in borrowings on the credit facility, leaving $389 million available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. On August 25, 2015, Deltic entered into an agreement to amend the revolving credit facility and was permitted to expand its credit facilities so that the Company could enter into a new $100,000,000 term loan with American AgCredit, PCA. (For additional information about the Company’s current financing arrangements, refer to Note 9 to the consolidated financial statements included in the third quarter 2015 Form 10-Q and Notes 9 and 10 to the consolidated financial statements included in the Company’s 2014 annual report on Form 10-K.)

The table below sets forth the covenants in the credit facility and senior notes payable and status with respect to these covenants as of September 30, 2015 and December 31, 2014.

	Covenants Requirements		Actual Ratios at Sept. 30, 2015	Actual Ratios at Dec. 31, 2014
Leverage ratio should be less than:[1]	.65 to 1		.448 to 1	.432 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	68.77%	74.94%

[1]	The leverage ratio is calculated as total debt divided by total capital. Total debt includes indebtedness for borrowed money, secured liabilities, obligations in respect of letters of credit, and guarantees. Total capital is the sum of total debt and net worth. Net worth is calculated as total assets minus total liabilities, as reflected on the balance sheet. This covenant is applied at the end of each quarter.
[2]	Timber market value must be greater than 175 percent of total debt (as defined in (1) above.) The timber market value is calculated by multiplying the average price received for sales of timber for the preceding four quarters by the current quarter’s ending inventory of timber. This covenant is applied at the end of the quarter on a rolling four-quarter basis.

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. In December 2007, the Company’s Board of Directors expanded the program by $25 million. On December 18, 2014, Deltic announced another $25 million expansion of the program. As of September 30, 2015, the Company had expended $34.2 million under this program, with the purchase of 695,801 shares at an average cost of $49.21 per share; including 157,275 shares purchased to date in 2015 at an average cost of $61.13 per share. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 per share and 419,542 shares at a $24.68 per share average cost, respectively.

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

(Millions of dollars)	Total	During 2015	2016 to 2017	2018 to 2019	After 2019

Contractual cash payment obligations
Real estate development committed capital costs	$9.1	6.3	2.8	—	—
Manufacturing committed capital costs	36.9	15.7	21.2	—	—
Long-term debt	210.0	—	40.0	41.0	129.0
Interest on debt*	47.6	2.8	12.1	9.2	23.5
Retirement plans	4.2	.3	.5	.6	2.8
Other postretirement benefits	5.0	.1	.8	.9	3.2
Other liabilities	2.3	2.3	—	—	—

	$315.1	27.5	77.4	51.7	158.5

Other commercial commitment expirations
Timber cutting agreements	$1.0	.1	.9	—	—
Letters of credit	.5	.1	.2	.2	—

	$1.5	.2	1.1	.2	—

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 125,000 to 165,000 tons in the fourth quarter of 2015 and 725,000 to 765,000 tons for the year. Finished lumber sales volumes are estimated at 60 to 80 million board feet for the fourth quarter and 255 to 275 million board feet for the year. MDF sales volumes for the fourth quarter and year of 2015 are estimated to be 20 to 30 million square feet and 90 to 100 million square feet, respectively. Actual lumber and MDF sales volumes are subject to market conditions. Residential lot sales are projected to be 27 to 52 lots and 75 to 100 lots for the fourth quarter and the year, respectively. Even though commercial acreage in Chenal Valley has received interest from potential buyers, it is difficult to anticipate future closings due to the volatile nature of commercial real estate transactions and the significant number of factors related to any sale.

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

Based on their evaluation as of September 30, 2015, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2014 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]

July 1 through
July 31, 2015	—	$—	—	$35,372,403

August 1 through
August 31, 2015	31,300	$60.35	31,300	$33,483,427

September 1 through
September 30, 2015	125,975	$61.32	125,975	$25,758,640

[1]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. In December 2007, this plan was expanded by $25 million. On December 18, 2014, Deltic announced another $25 million expansion of the program. There is no stated expiration date regarding this authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit

10.32	First Amendment to Second Amended and Restated Revolving Credit Agreement dated August 25, 2015 (incorporated by reference to Exhibit 10.32 to Registrant’s Current Report on Form 8-K dated August 15, 2015).

10.33	Term Loan Credit Agreement dated August 27, 2015 (incorporated by reference to Exhibit 10.33 to Registrant’s Current Report on Form 8-K dated August 28, 2015).

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Other Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date:	November 2, 2015	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date:	November 2, 2015	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date:	November 2, 2015	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)