Form 10-K
period 2015-12-31
DELTIC TIMBER CORP
filed 2016-03-04
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2015, was $276,949,207. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 26, 2016, was 12,149,339.

Documents incorporated by reference:

The Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 28, 2016.

TABLE OF CONTENTS - 2015 FORM 10-K REPORT

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

The Company is organized into four segments: (1) Woodlands, which manages all aspects of the Company’s timberlands, including the harvest and sale of timber, the sales and acquisitions of timberland, the leasing of oil and gas mineral rights, royalty payments, timberland management and the leasing of hunting land; (2) Manufacturing, which consists of Deltic’s two sawmills that manufacture a variety of softwood lumber products and the Del-Tin Fiber plant that produces MDF; (3) Real Estate, which includes the Company’s four real estate developments and a related country club operation; and (4) Corporate, which consists of executive management and the staff functions of accounting, legal, information systems, human resources, purchasing, treasury, and income tax that provide support services to the operating business units. The Company does not allocate the cost of maintaining these support functions to its operating units. Information concerning net sales, operating income, and identifiable assets attributable to each of the Company’s business segments is set forth in Part II of this report in Item 7, “Management’s Discussion and Analysis,” and Item 8, “Financial Statements and Supplementary Data,” Note 24, “Business Segments,” to the consolidated financial statements. Deltic is a calendar-year company for both financial and income tax reporting.

Forest Products Industry

Deltic is primarily a forest and wood products producer operating in a commodity-based business environment, with a diversification in real estate development. This environment is affected by a number of factors, including general economic conditions, housing starts, U.S. employment levels, interest rates, credit availability and associated costs, imports and exports of lumber and MDF, foreign exchange rates, inventories of new and existing homes, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, residential and commercial construction, industry capacity and production levels of lumber producers, the availability of raw materials, natural gas pricing, utility costs, fuel costs, availability of contractors to harvest and thin timber, and weather conditions. The recovery of the housing market in the United States continued during 2015, with the number of housing starts increasing modestly during the year. However, an increase in production of lumber in North America and a decrease in exports of lumber due to the strengthening dollar and the slowdown of the Chinese economy led to an oversupply of lumber and resulted in lower prices. It is expected that the historically volatile nature of the building product markets will continue to affect future demand and prices. Meanwhile, sawtimber prices have generally been more stable and typically experience a lag in timing of price changes when compared to lumber markets. The main items influencing pine sawtimber prices in Deltic’s operating area are demand from local mills and weather conditions. The demand in this region could increase in future years as sawmills increase capacity and production hours in anticipation of a full recovery for housing.

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

Woodlands

The Company owns approximately 530,000 acres of timberland, primarily in Arkansas and north Louisiana. Management considers these timberlands to be Deltic’s most valuable asset and the harvest of Company-owned stumpage to be a stable source of income. The Company follows Sustainable Forestry Initiative (“SFI”) Standards that promote sustainable forest management in North America through the use of core principles, objectives, performance measures and indicators to protect water quality, biodiversity, wildlife habitat, species at risk, and forests which have exceptional conservation value. The timberlands are actively managed to maximize their long-term value and increase productivity through responsible harvest plans, a commitment to reforestation, careful road construction, and other best management practices. The timber harvested from Company timberlands is either converted to lumber in the Company’s sawmills or sold in the domestic market. The Woodlands’ fee timber that is supplied to the Company’s sawmills is transferred at prices that approximate market in the sawmills’ operating area. Deltic’s strategy for growth includes the acquisition of additional timberland suitable for growing pine sawtimber in its current operating regions. This timberland management strategy also includes the identification of non-strategic timberland acres and higher and better use lands for possible sale. Timberland ownership also provides ancillary value through oil and gas lease rentals and royalties and recreational hunting land leases.

The estimated breakdown of the Company’s timberland acreage at year-end 2015 consisted of the following:

Acres
Pine plantation	347,000
Pine forest	120,200
Hardwood forest	7,900
Other	54,900

Total	530,000

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

Estimated inventory of standing timber as of December 31, 2015, consisted of the following:

Estimated Volume (Tons)
Pine timber
Sawtimber	15,057,000
Pulpwood	5,727,000

Hardwood timber
Sawtimber	1,370,000
Pulpwood	816,000

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

Deltic developed and currently operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, such as higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. However, this process does not involve genetic engineering. The seedlings are used when a site is completely replanted, as in the case of a final harvest of a mature stand. Primarily using seedlings grown from seeds produced at the orchard facility, the Company planted 15,267 acres in 2015, 14,182 acres in 2014, and 17,800 acres in 2013. In addition, the Company also replants part or all of any recently planted pine plantation acreage where there has been a high mortality rate. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission’s Best Management Practices. In addition, the Company has been certified under the SFI program with regards to its timberland management practices.

The Company’s silviculture program is designed to control undesirable, competitive vegetation in its forests and to increase pine growth rates and reproduction. The number of acres treated by Deltic under this program were 12,333, 8,106, and 11,900 in 2015, 2014, and 2013, respectively. In addition, the Company actively utilizes commercial thinning practices. Commercial thinning operations consist of the selective removal of trees within a stand, usually a plantation, to improve overall timber productivity and value by enhancing the growth of the remaining trees while generating revenues from the harvest.

Harvest Plans. Management views the timberlands as an asset with substantial inherent value beyond supplying its sawmills. The Company intends to continue to manage the timberlands on a sustainable-yield basis that permits regeneration of the timberlands over time and has no plans to harvest timber on an ongoing basis at levels that would diminish its timber inventory. In 2015, the Company harvested 755,417 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest up to 765,000 tons of pine sawtimber in 2016. The Company’s harvest plans are generally designed to project multi-year harvest schedules and are updated at least annually. Harvest plans are reviewed on a monthly basis to monitor performance and to make any necessary modifications to the plans in response to changing forestry conditions, market conditions, contractual obligations, regulatory limitations, weather conditions, and other relevant factors. Harvest plans can be affected by the projections of demand, price, availability of timber from other sources, and other factors that may be outside of the Company’s control; therefore, actual harvesting levels may vary. Management believes that the Company’s harvest plans are sufficiently flexible to permit modification in response to fluctuations in the markets for logs and lumber.

Access. Substantially all of the timberlands are accessible by a system of low impact and low maintenance roads. Deltic generally uses third-party contractors to conduct construction and maintenance of these roads. In addition, the Company exchanges access easements and cooperates with other area forest products companies, private landowners, and the U.S. Forest Service, as needed.

Wildlife Management. Deltic actively leases Company lands for recreational hunting purposes. As such, it monitors wildlife resources on Company property. The Company complies with the U.S. Endangered Species Act and strives to provide, maintain, and/or enhance habitats for all species with special biological or ecological concerns. For the years ended 2015, 2014, and 2013, the Company had hunting lease revenues totaling $3,031,000, $2,685,000, and $2,401,000, respectively. The Company leased the hunting rights on approximately 505,000, 517,000, and 448,000 acres in 2015, 2014, and 2013, respectively.

Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provided harvest planning, silvicultural improvements, and maintenance work for approximately 75,100 acres in 2015.

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

Timberlands considered for purchase are evaluated based on the proximity to mills, site index, timber stocking, and growth potential and may include tracts that range from cutover to fully-stocked. Approximately 236,500 acres of strategically located pine timberlands have been added since the 1996 inception of the acquisition program. Individual land purchases have ranged in size from 3 acres to 41,400 acres. The Company intends to continue to focus its acquisition program on timberlands in its current geographic area. Unlike other timber-producing areas of North America, most of the timberland in the southern U.S. is privately held, making it potentially available for acquisition. There can be no assurance that timber properties suitable for acquisition will be identified by the Company or that, once identified, such properties will ultimately be acquired by the Company.

Land Sales. In 1999, the Company initiated a program to identify for possible sale non-strategic timberlands and higher and better use lands. Approximately 46,000 acres of non-strategic timberlands have been sold since 1999.

Oil and Gas Revenues. Timberland ownership also provides ancillary value through oil and gas lease rentals and royalties. The Company receives oil and gas lease rental revenues when it agrees to grant certain mineral rights to third parties for periods that generally range from three to five years. Once production begins on leased mineral acres, oil and gas royalty income payments are received. Deltic earned oil and gas lease rental revenues of $780,000, $1,662,000, and $1,666,000, in 2015, 2014, and 2013, respectively, on related leased acres of 8,100, 22,000, and 25,700, respectively. For the years ended 2015, 2014, and 2013, the Company recorded revenues of $3,118,000, $4,872,000, and $3,991,000, respectively from oil and gas royalties. Severance taxes deducted from oil and gas royalty revenues were $537,000, $607,000, and $551,000, in 2015, 2014, and 2013, respectively. The total of all net oil and gas operating income as a percentage of the Woodlands operating income was 17 percent, 31 percent, and 30 percent, in 2015, 2014, and 2013, respectively.

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

Combined annual permitted capacity of the two mills at December 31, 2015, was 450 million board feet (“MMBF”). The Company’s lumber output decreased to 259 MMBF in 2015 compared to 268 MMBF in 2014, as production was decreased to match market demand. Adapting production levels to demand, improving mill efficiencies, and controlling manufacturing costs remain as key strategies for managing the current cycle of the lumber market.

Deltic’s MDF plant is located at El Dorado, Arkansas, near the Waldo Mill, and it manufactures and markets MDF under the trade name of Solidium. Construction of the plant was completed, and initial production began, in 1998. Deltic formerly owned 50 percent of this plant as a joint venture and has owned 100 percent of the plant since April 1, 2013. The plant’s rated annual production capacity is 150 million square feet (“MMSF”), on a  3/4-inch basis, of MDF. The plant’s production of MDF was 93 MMSF in 2015, 114 MMSF in 2014, and 113 MMSF in 2013. The volume of MDF produced in 2015 was reduced due to the downtime caused by a fire in the press area in March 2015.

MDF is used primarily in furniture, kitchen cabinets, laminate flooring, store fixtures, door parts, and molding and is sold mostly to industrial distributors, wholesalers, retailers, and manufacturers. MDF is manufactured from sawmill residuals such as chips, shavings, and sawdust which are combined with an adhesive bond and are joined together under heat and pressure. Although the technology has existed for decades, continued improvements in the manufacture of MDF have increased both the quality and market acceptance of the product. MDF, with its real-wood appearance and the ability to be finely milled and to accept a variety of finishes, competes primarily with plywood and lumber.

The MDF plant provides an additional outlet for wood chip production from the Company’s mills, primarily the Waldo Mill. The Company expects to continue to transfer a significant portion of its Waldo Mill’s residual wood shavings and chip production to the MDF plant. During 2015, 2014, and 2013, Deltic sold approximately $4,699,000, $5,215,000, and $3,520,000, respectively of these lumber manufacturing by-products to the MDF plant.

Capital Projects. Deltic has invested capital in its sawmills in recent years in order to increase production capacity and efficiency, decrease costs, improve safety, and expand their product mix. Major capital projects completed at the Ola Mill over the past several years include: (1) kiln replacement and conversions of some existing kilns to continuous feed; (2) installation of second edger; (3) modifications of the sorter and package maker.

At the Waldo Mill, major capital projects over the past several years include: (1) conversion of kilns to continuous feed; (2) modifications to boilers; and (3) beginning the conversion of one kiln to a continuous-feed model.

At the MDF plant, major capital projects included: (1) rebuild of face refiner; (2) replacement of heat energy refractory; and (3) replacement of press belts.

Raw Materials. In 2015, the Company’s two sawmills processed 1,100,150 tons of logs, either harvested from its timberlands or purchased from private landowners and the U.S. Forest Service. Essentially all of the Woodlands segment’s harvest of pine sawtimber was transferred to the mills and provided 69 percent of the sawmills’ total raw material requirements.

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

In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement timber harvests from its own timberlands. The Company has an active timber procurement function for each of its sawmills. As of December 31, 2015, the Company had under contract 167,829 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next three years. During 2015, the Company harvested third-party stumpage and purchased logs from third parties totaling 357,140 tons. Of this volume, purchases from the U.S. Forest Service represented five percent. The balance of such purchased volume was acquired from private lands.

There is a substantial amount of privately owned pine timber acreage in proximity to each of Deltic’s sawmills; therefore, the sources of private timber are many and diverse. As additional sawmills in the area come into production, the demand will likely increase and may lead to higher stumpage prices. The key factors in a landowner’s determination of whether to sell timber to the Company are price, the Company’s relationships with logging contractors, and the ability of the Company to demonstrate the quality of its logging practices to landowners. Typically, a landowner will be more likely to sell timber to a forest products company whose own land has been responsibly managed and harvested.

The MDF plant uses wood chips and shavings from Deltic’s sawmills as well as from other area lumber producers. The plant used 250,782 tons of fiber in 2015 of which 120,278 tons, or 48 percent, was provided by the sawmills. Other raw materials used by the plant include resins and wax. The sources, availability, and pricing of these materials are considered reliable.

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

Residential Development. Residential lots were first offered for sale in Chenal Valley during the second half of 1986 with closings beginning in 1987. As of December 31, 2015, 2,908 lots have been developed in 36 neighborhoods, and 2,811 lots have been sold, with about 2,620 residences constructed or under construction. When fully developed, Chenal Valley could include approximately 4,600 single-family residences. However, the actual number of residences in Chenal Valley will depend on final land usages and lot densities. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acres to 2.25 acres, and the lot sales price over the life of the development has ranged from $25,000 per lot to over $335,000 per lot. Residential lots in Wildwood Place, Deltic’s new development located near Chenal Valley, were offered beginning in 2014 and 57 of those lots were sold as of December 31, 2015.

The first phase of Chenal Downs was opened in December 1997, followed by a second phase in November 2000. By the end of 2015, 65 of the 76 developed lots were sold. Lot prices in Chenal Downs range from $89,000 to approximately $187,000. In Red Oak Ridge, the first two neighborhoods were offered for sale in 1998, with a third neighborhood offered in late 2005. Many of these lots overlook one of two private lakes. These neighborhoods offer a choice of either estate-sized home sites or garden-home sized lots. As of the end of 2015, 94 of the 135 lots offered have been sold, with prices ranging from $30,000 per lot to $195,000 per lot.

Commercial Development. Commercial development activity to-date has consisted of the sale of approximately 391 acres, including approximately 2 acres in 2014 which were part of the Company-owned retail center’s outparcels, while there were no commercial acreage sales in 2013 or 2015. Commercial property sales to-date have consisted of retail store locations, an office building constructed by the Company on a nine-acre site, multi-family residence sites, convenience store locations, a bank office building site, a site for a 38-acre open-air shopping center, a 37-acre site for a medical center, and outparcels surrounding a retail center constructed and owned by the Company. Under current development plans, Chenal Valley will include approximately 813 acres of commercial development when fully completed.

In 1998 construction was completed on the initial section of Rahling Road, a major connector street to Chenal Parkway, and it provided greater access to Chenal Valley’s commercial acreage. Located at the center of this commercial property is a Company-owned 35,000-square-foot retail center. The retail center was completed in early 2000 and offers retail and office space for lease. The center is surrounded by 17 outparcels, ranging in size from 0.2 to 1.8 acres, and 12 of these outparcels have been sold to date. St. Vincent Hospital opened its Chenal-based medical center in 2011, and the success of the shopping center known as “The Promenade at Chenal” continues to stimulate interest in the Company’s nearby available commercial property.

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

Home Construction. Historically, the Company’s focus with regards to residential real estate development has been on lot development only. However, Deltic has constructed a limited number of speculative homes within its Red Oak Ridge development located in Hot Springs, Arkansas. At December 31, 2015, Deltic had four of these constructed homes available for sale.

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

Undeveloped Acreage. The success of Chenal Valley has increased the value of the Company’s undeveloped real estate surrounding and within the development, though there were no sales of undeveloped real estate in the most recent three-year period.

Products and Competition

The Company’s principal products are timber, timberland, softwood lumber products (primarily finished lumber), MDF, residual wood products, hunting land leases, oil and gas lease rentals and royalties, and real estate.

Timber. Timber harvested from the timberlands is utilized by the Company’s sawmills or sold to third parties. The Company’s sales of timber to third parties accounted for approximately two percent of consolidated net sales in 2015, 2014, and 2013. The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood manufacturing facilities, and accessibility.

Land Sales. Timberland sold by the Company to third parties consists of both non-strategic timberland, including hardwood bottomland suitable for recreational use, and lands with potential for higher and better use and amounted to less than one percent of consolidated net sales in both 2015 and 2014, and one percent in 2013.

Lumber and MDF Products. The Company’s sawmills produce a wide variety of products, including dimension lumber, boards, and timbers. Lumber is sold primarily to wholesaler distributors,

lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams. During 2015 and 2014, lumber sales as a percentage of consolidated net sales were approximately 45 percent, and were 50 percent in 2013. MDF is sold primarily to wholesalers, industrial distributors, retailers, and manufacturers in the United States and is used in residential remodeling and the manufacturing of flooring, cabinets, molding, furniture, and store fixtures. Deltic began reporting MDF sales effective April 1, 2013, when it acquired 100 percent of the Del-Tin Fiber plant, formerly a joint venture reported as an equity method investment. MDF sales as a percentage of consolidated net sales were 27 percent in 2015, 29 percent in 2014, and 23 percent for the nine months ended December 31, 2013.

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

Residual Wood Products. The Company’s sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During 2015, 2014, and 2013, third-party sales of these residual products accounted for five percent, four percent, and six percent, respectively, of Deltic’s consolidated net sales. Wood chips are the primary source of residual sales and are typically used at the MDF plant or sold to paper mills. In 2015 Deltic’s sawmills produced 340,841 tons of wood chips and a significant portion of these wood chips are used by the Company in its manufacture of MDF.

Hunting Land Leases. Deltic leases hunting rights for its Woodlands to individuals and groups with its main competitors being other landowners. Per-acre price and location are the primary factors in leasing woodland hunting rights. Hunting lease revenues accounted for one percent of consolidated net sales in 2015, 2014, and 2013.

Oil and Gas. The Company has approximately 22,500 net mineral acres of Company-owned land either currently under lease or held by production. Once production begins, oil and gas royalty payments are received. Oil and gas lease rental payments are recognized as income over the term of the lease, and oil and gas royalty payments are recognized as income when received. Oil and gas lease rental income accounted for less than one percent of consolidated net sales in 2015 and one percent in 2014 and 2013. Oil and gas royalty revenue accounted for two percent of consolidated net sales in 2015, 2014, and 2013. Oil and gas royalty income is dependent upon the number of producing wells, volume extracted, and market prices, none of which are controlled by the Company.

Real Estate. The Company develops and markets residential lots and commercial sites and also sells undeveloped acreage. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. Deltic generally provides the supporting infrastructure as part of the development. Other landowners or developers are Deltic’s competitors in its real estate markets and are seeking the same customer base, with each competitor marketing the benefits of its site locations, related infrastructure, or amenities. During 2015 and 2014, the sales of residential lots and commercial sites as a percentage of consolidated net sales were four percent, and were three percent in 2013. The sale of commercial property can have a significant impact on the Company’s sales but is unpredictable and sporadic.

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

As of January 31, 2016, the Company and consolidated subsidiaries had 536 employees.

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

Limitations on the Company’s Ability to Harvest Timber

Revenues from the Company’s future operations will depend to a significant extent on its ability to harvest timber pursuant to its harvest plans from its 530,000 acres of timberlands (the “Timberlands”). Harvesting of the Timberlands may be affected by various natural factors, including damage by fire, insect infestation, disease, prolonged drought, severe weather conditions, ice storms, higher than normal amounts of rainfall, and other causes. The effects of these natural factors may be particularly damaging to young timber. To the extent possible, the Company implements measures to limit the risk of damage from such natural causes. The Company is a participant with state agencies and other timberland owners in cooperative firefighting and fire surveillance programs. In addition, the Timberlands’ extensive system of access roads, fire lines, and the physical separation of various tracts provide some protection against fire damage. Nonetheless, one or more major fires on the Timberlands could adversely affect Deltic’s operating results. The Timberlands may also be affected by insect infestation, particularly by the southern pine beetle, and by disease. Additionally, the Timberlands may be affected by severe weather conditions, especially ice storms, tornados, and heavy winds. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting the Timberlands will, in fact, be so limited. As is typical in the forest products industry, the Company does not maintain insurance coverage with respect to damage to the Timberlands. The Company does, however, maintain insurance for loss of logs due to fire and other occurrences following their receipt at the Company’s sawmills.

Operation of Sawmills

The Company’s sawmills are located at Ola in central Arkansas and Waldo in south Arkansas. The operations of the sawmills are dependent on various factors, and there can be no assurance that the Company will be able to continue such operations at current levels of production or that suspension of such operations may not be required in the future. One such factor is the ability of the Company to procure sufficient logs at suitable prices. The Company obtains logs for its sawmills from the Timberlands, other private sources, and federal lands. Prices for logs are cyclical and affected primarily by demand for lumber and other products produced from logs. Another such factor is the ability of the Company to find an outlet for the large volume of residual wood products that result from the milling process. The Company currently markets such products to third parties for the production of paper and other uses. In addition, the Company uses a significant portion of its residual wood chips at its MDF plant. The continued operation of the sawmills is subject to the risk of business interruption in the event of a fire or other natural disaster, regulatory actions, or other causes. Deltic mitigates this risk through the procurement of casualty and business interruption insurance. On January 30, 2013, the Board of Review of the American Lumber Standard Committee approved new design values for all sizes and grades of visually graded Southern Pine dimension lumber. The new design values became effective on June 1, 2013. Using machine stress related (“MSR”) machines and visual lumber graders, the Company is capable of providing several product options to its customers. One such option is MSR lumber. The Company anticipates no material impact to its lumber business from these design value changes.

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

Federal and State Environmental Regulations

The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, the provisions and enforcement of which are expected to become more stringent in the future. The Company has made, and will continue to make, non-material expenditures to comply with such provisions. Based on currently available information, the Company believes environmental regulation will not materially adversely affect the Company, but there can be no assurance that environmental regulation will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company in the future. In December 2012, the Environmental Protection Agency issued new Major Source Boiler Maximum Achievable Control Technology, “Boiler MACT,” rules that are effective in early 2016. The Company is in the process of complying with the rules as they apply to the mill facilities. Climate control legislation being considered by Congress or potentially more restrictive guidelines issued by governmental regulatory agencies are examples of changes that, if approved, could increase compliance costs as well as direct manufacturing expenses.

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

Dividend and Stock Repurchase Policy

Payment of dividends is the means by which Deltic makes distributions to its shareholders of the profits and cash flows generated by the Company’s business operations. These dividends are declared by the Company’s Board of Directors on a quarterly basis. The Company’s dividend strategy is to grow the amount of the dividend over time, at a rate of increase that is believed to be sustainable. In addition, Deltic has a stock repurchase program authorized by the Board of Directors. The timing and amount of future dividend increases and repurchases of the Company’s common stock are based on the estimated trend for future earnings and cash flows, taking into account other potential uses of the Company’s capital resources including, but not limited to, acquisition opportunities, capital expenditures for existing operations, and debt repayments.

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

Information Systems

Secure information technology systems are relied upon to provide the ability to manage effectively the business data, communications, order entry and fulfillment, and other business processes of the Company. These information technology systems and those used by the Company’s third party providers may be vulnerable to damage or interruption by circumstances beyond the Company’s control, including fire, natural disasters, system failures, cyber-attacks, and viruses. Deltic has made an assessment of the controls involving the information systems and the related cybersecurity issues and has concluded that the failure of the information technology systems to perform adequately may cause temporary data processing or communication inefficiencies but would not have a materially adverse effect on Deltic’s business or operations.

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

The Company’s properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, sawmill property, a medium density fiberboard plant, and residential and commercial real estate held for development and sale. As of December 31, 2015, the Company’s timber and timberlands, sawmills, MDF plant, and investment in real estate held for development and sale consisted of the following:

Timberland acres by state:
Arkansas	522,555
Louisiana	6,840
Texas	152
Sawmill locations and permitted annual capacity in million board feet:
Ola, Arkansas	165
Waldo, Arkansas	285
MDF plant location and design-rated annual capacity in million square feet based on 3/4-inch panel thickness:
El Dorado, Arkansas	150
Real Estate properties in acres:
Little Rock, Arkansas	4,768
Hot Springs, Arkansas	791
Real Estate sales office building in Little Rock, Arkansas
Corporate headquarters office building in El Dorado, Arkansas

(For further information on the location and type of the Company’s properties, see the descriptions of the Company’s operations in Item 1.)

Item 3.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The age (at January 1, 2016), present corporate office, and length of service in office of each of the Company’s executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

Ray C. Dillon - Age 60; President and Chief Executive Officer and a director of the Company, effective July 1, 2003. Prior to joining the Company, Mr. Dillon was employed at Gaylord Container Corporation where, from April 2000 through December 2002, he was Executive Vice President, and preceding his election as Executive Vice President, he was Vice President, Primary Product Operations from April 1997.

Kenneth D. Mann - Age 56; Vice President, Treasurer, and Chief Financial Officer, effective May 1, 2007. From September 2004 to April 2007, Mr. Mann was Controller for the Company. From September 2002 to September 2004, Mr. Mann was Manager of Corporate Governance and Investor Relations. From January 1997 to September 2002, Mr. Mann was Assistant Controller.

Jim F. Andrews, Jr. - Age 51; Vice President, General Counsel, and Secretary, effective October 15, 2010. From July 2001 to October 2010, Mr. Andrews served as in-house legal counsel for the Company.

Kent L. Streeter - Age 55; Vice President of Operations, effective November 16, 2003. Prior to joining the Company, Mr. Streeter was Operations Manager of a large paper mill located in the Southeastern United States from January 1997, which was owned by Temple-Inland, Inc. and prior to that by Gaylord Container Corporation.

David V. Meghreblian - Age 57; Vice President of Real Estate, effective November 16, 2003. From May 2000 to November 2003, Mr. Meghreblian was Vice President of Operations for the Company. From November 1996 to April 2000, Mr. Meghreblian was General Manager of Planning and Investor Relations for the Company. Prior to such time, Mr. Meghreblian was General Manager of Project Development, a position he held beginning in November 1995.

Byrom L. Walker - Age 54; Controller, effective May 1, 2007. From March 2006 to May 2007, Mr. Walker was Manager of Financial Reporting for the Company. Prior to joining the Company, Mr. Walker was Corporate Controller for Teris, LLC, a division of Suez S.A., a position he held from 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol “DEL”. The following table sets forth the high and low prices, along with the quarterly dividends paid, for each of the quarters indicated:

	Sales Price		Dividend per
	High	Low	Common Share
2015
First Quarter	$69.24	60.45	.10
Second Quarter	$70.29	61.00	.10
Third Quarter	$69.92	58.58	.10
Fourth Quarter	$67.56	57.56	.10

2014
First Quarter	$67.77	61.00	.10
Second Quarter	$66.86	58.51	.10
Third Quarter	$69.74	58.05	.10
Fourth Quarter	$69.79	61.95	.10

Common stock dividends were declared to be paid for each quarter during 2015 and 2014. As of December 31, 2015, there were approximately 746 stockholders of record of Deltic’s common stock.

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. On December 13, 2007, Deltic announced an expansion of its repurchase program by $25 million. On December 18, 2014, Deltic announced another $25 million expansion of the program. There is no stated expiration date regarding this authorization. There were purchases of 250,789 shares under the program in 2015. Information pertaining to this plan for the fourth quarter of 2015 is presented in the table below.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
October 1 through October 31, 2015	44,989	$60.44	44,989	$23,039,550

November 1 through November 30, 2015	16,000	$61.26	16,000	$22,059,347

December 1 through December 31, 2015	32,525	$59.54	32,525	$20,122,675

Information regarding securities authorized for issuance under equity compensation plans required by this item is contained in Item 12 of this Form 10-K and is incorporated herein by reference.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities (cont.)

The graphed stock performance represents the cumulative total return for the Company’s common stock compared to issuers with similar capitalization and to industry peer issuers for the period December 31, 2010, through December 31, 2015. The calculated returns assume an investment of $100 on December 31, 2010, and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2015.

(Thousands of dollars, except per share amounts)	2015	2014	2013	2012	2011
Results of Operations for the Year

Net sales	$193,851	227,355	199,702	140,908	121,847
Operating income	$11,018	34,396	35,663	17,132	7,459
Net income	$2,654	19,662	26,192	9,235	2,659
Comprehensive income/(loss)	$2,471	10,930	37,616	4,861	(4,344)
Earnings per common share
Basic	$.21	1.56	2.06	.73	.21
Assuming dilution	$.21	1.55	2.05	.73	.21
Cash dividends declared per common share	$.40	.40	.40	.30	.30
Net cash provided/(required) by
Operating activities	$29,661	31,527	42,142	24,082	14,639
Investing activities	$(27,882)	(132,299)	(33,792)	(16,835)	(11,112)
Financing activities	$889	99,159	(9,589)	(4,925)	(4,067)
Percentage return on
Average stockholders’ equity	1.00	7.27	10.6	4.0	1.2
Average borrowed and invested capital	2.14	5.52	9.2	4.6	2.3
Average total assets	.49	3.93	6.6	2.7	.8

Capital Expenditures for the Year

Woodlands	$3,667	4,038	3,836	4,026	4,559
Manufacturing	$24,363	12,311	16,532	2,478	3,570
Real Estate	$8,071	3,934	4,267	2,996	4,223
Corporate	$1,704	49	14	7	87

	$37,805	20,332	24,649	9,507	12,439

Timberland acquisition expenditures	$863	118,203	8,919	14,527	3,258

Financial Condition at Year-End

Adjusted working capital[1]	$12,171	13,120	5,484	5,566	3,618
Current ratio[2]	1.66 to 1	1.81 to 1	1.25 to 1	1.43 to 1	1.28 to 1
Total assets	$539,167	527,132	411,145	352,952	341,555
Current maturities, long-term debt	$39,917	—	—	—	—
Long-term debt	$183,836	202,863	89,801	62,743	63,685
Stockholders’ equity	$253,968	267,641	266,272	232,230	227,123
Total debt to stockholders’ equity ratio[3]	.881 to 1	.758 to 1	.338 to 1	.271 to 1	.282 to 1

[1]	Adjusted working capital is the net of current assets less current liabilities excluding current maturities of long-term debt.

[2]	Current ratio is the amount of current assets divided by current liabilities excluding current maturities of long-term debt.

[3]	Total debt is the sum of Current maturities, long-term debt and Long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Deltic Timber Corporation (“Deltic” or the “Company”) is a vertically integrated natural resources company operating in a commodity-based business environment that is engaged in the growing and harvesting of timber, the manufacture and marketing of lumber and medium density fiberboard (“MDF”), with a major diversification in real estate development. The Company owns approximately 530,000 acres of timberland, mainly in Arkansas and north Louisiana. Deltic has two sawmills and one MDF plant. One of the sawmills is located in central Arkansas at Ola (the “Ola Mill”), the other sawmill is located in south Arkansas at Waldo (the “Waldo Mill”), which is near its MDF plant (“Del-Tin Fiber”) at El Dorado, Arkansas. The Company has four real estate developments that are located in central Arkansas.

The Company is organized into four segments: (1) Woodlands, which manages all aspects of the timberlands including the harvest and sale of timber, the sales and acquisitions of timberland, the leasing of oil and gas mineral rights, royalty payments, timberland management, and hunting land leases; (2) Manufacturing, which consists of Deltic’s two sawmills that manufacture a variety of softwood lumber products and the Del-Tin Fiber plant that produces MDF; (3) Real Estate, which includes the Company’s four real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. The Company currently does not allocate the cost of maintaining these support functions to its operating units. Deltic is a calendar-year company for both financial and income tax reporting.

The Company’s operating and financial results are affected by a number of factors, which include but are not limited to housing starts, general economic conditions, U.S. employment levels, interest rates, credit availability and associated costs, imports and exports of lumber and MDF, foreign exchange rates, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, availability of contractors to harvest and thin timber, natural gas pricing, utility costs, fuel costs, and weather conditions. The recovery of the housing market in the United States continued during 2015, with the number of housing starts increasing modestly during the year. However, the strengthening of the dollar and a slowing Chinese economy led to decreased exports of both timber and lumber to Asian markets from West Coast producers, causing more of the lumber produced in North America to remain in the U.S. The resulting lumber oversupply condition was exacerbated as U.S. lumber producers ramped up production during the year in anticipation of a stronger recovery of the housing market than a modest increase in single family home starts generated. In addition, a portion of the Canadian lumber that had been going to China was diverted to the U.S. with the expiration of the Softwood Lumber Agreement in the fall of 2015. Given the nature of most commodity markets, the Company has little or no influence over the market’s influence on pricing levels for its wood products. Deltic manages its vertical integration strategy to achieve the maximum performance from the Company’s diverse asset base, seeks opportunities to increase the Company’s timberland base, invests in capital projects to improve productivity in its manufacturing facilities, manages production hours to meet market demand, and controls costs and expenses to the extent possible.

Significant accomplishments for the Company during the year of 2015 included: (1) the Woodlands segment’s harvest of approximately 755,000 tons of pine sawtimber for use in its sawmills, an increase of 21 percent; (2) the Real Estate segment’s successful offerings of 105 residential lots in 3 neighborhoods, with resulting sales of 100 residential lots; (3) creating shareholder value by purchasing 250,789 shares, or 2 percent, of its outstanding common stock for $15.2 million; and (4) securing a $100 million ten-year term loan from American AgCredit, PCA at a low, fixed interest rate.

The Woodlands segment is the Company’s core operating segment, and its strategic pine timberlands provide the foundation for Deltic’s vertically integrated structure by supplying more than one-half of the current raw material log needs of the Company’s sawmills. The benefits of the vertical integration were evident in 2015 as the Company was able to increase the harvest of pine sawtimber from Company-owned timberlands to supply a larger portion of the raw material needs of its sawmills.

Timberland acquisitions made by Deltic in recent years have provided the increased inventory of pine sawtimber available to harvest, while the Company continues to maintain the sustainable-yield management of its forests. The Woodlands segment reported operating income of $20.1 million in 2015, a five percent increase from 2014 results, primarily due to increased revenues from the harvest of pine sawtimber and pine pulpwood, partially offset by lower revenues from oil and gas lease rentals and royalties, combined with a higher cost of fee timber harvested. The harvest volume of pine sawtimber was 755,000 tons in 2015, compared to 623,000 tons in 2014, and the pine sawtimber average sales price increased $3 per ton, or 13 percent, from the prior year, to $27 per ton in 2015. The 2015 pine pulpwood harvest volume was 394,000 tons, up slightly from 391,000 tons in 2014, while the pine pulpwood average sales price increased $1, to $9 per ton in 2015.

Over the long-term, there has been some correlation between pine lumber prices and pine sawtimber prices, but in the short-term, the geographical size differential between the pine lumber and pine sawtimber markets can result in the two acting independently of each other. Pine sawtimber within Deltic’s local operating area is mainly purchased by sawmills. These mills are subject to raw material requirements that are driven by their production levels. These raw material requirements, combined with the seasonal weather within a specific region, can influence the price of pine sawtimber in that region. Changes in pricing levels within the lumber market typically do not have an immediate effect on the existing demand for raw materials in the short-term; therefore, the resulting impact on pine sawtimber prices will usually lag in timing and will be less volatile than that of the market for pine lumber. Ultimately, the Company’s ability to sell pine sawtimber at acceptable prices in the future will be dependent upon the size or existence of markets for manufactured lumber and other wood products.

Timberland designated as having higher and better use potential consists of tracts with market values that exceed the land’s worth as a pine timber-growing platform. Deltic’s approximately 57,000-acre timberland holdings in the expanding westward growth corridor of Little Rock, Arkansas, are an example of such land. Non-strategic timberland acres are tracts composed of hardwood bottomland that are unsuitable for growing pine timber, tracts of pine timberland that are too small to allow efficient timber management, tracts geographically isolated from other Company fee lands, or any other acreage not deemed strategic to Deltic’s operations or growth. The Company sold almost 800 acres of timberland in 2015 and a portion of the proceeds from these sales were used to purchase approximately 500 acres of strategic pine-producing timberland for $.9 million. (For additional information about Deltic’s timberland sales and acquisitions, refer to Note 5 to the consolidated financial statements.)

In addition to timber harvests, the Company receives other benefits from land ownership that are reported as income in the Woodlands segment. These include revenues from hunting leases, oil and gas lease rentals and royalties, land management fees, and easements and right-of-way payments. The segment reported hunting lease income of $3 million in 2015 and $2.7 million in 2014. The Company has under lease or held by production approximately 18,100 net mineral acres in the Fayetteville Shale Play, an unconventional natural gas reservoir being developed in the state of Arkansas. Total oil and gas income, consisting of both lease rentals and net royalties, were $3.4 million in 2015, compared to $5.9 million in 2014. The Company’s total net oil and gas royalty income, inclusive of the Fayetteville Shale Play, was $2.6 million in 2015 and $4.2 million in 2014. The decrease was due primarily to lower natural gas prices and a small decrease in the volume of gas produced from natural gas wells in which the Company has a royalty interest. For 2015, gas production from newly drilled wells nearly offset the decline in production from older wells. Total income from oil and gas lease rentals was $.8 million in 2015, compared to $1.7 million in 2014, as the amortization period of the prepaid lease rental payments received for the leasing mineral rights ended, with these mineral acres becoming held by production. Deltic currently receives royalty income from 507 wells in the Fayetteville Shale Play; however, the ultimate benefit to Deltic from oil and gas leases remains speculative and unknown to the Company, and is contingent on the successful completion of producing wells on Company lands and the prices received for crude oil and natural gas as evidenced by the revenue impact of the decline in natural gas and oil prices during 2015.

The Manufacturing segment reported operating income of $8.4 million in 2015, a decrease of $23.1 million from 2014, mainly due to lower average sales prices, lower sales volumes, and higher average per-unit costs for both lumber and MDF. Though the number of housing starts increased slightly in 2015, an increase in the volume of lumber manufactured by U.S. producers, combined with decreased exports to China by West Coast producers created downward pressure on prices for building products. In addition to the resulting decline in sales prices, the Company’s MDF plant incurred unscheduled downtime due to a fire in the press area in March 2015 and operational issues during the restart of the plant. The Company also incurred other unplanned maintenance downtime throughout the year. Therefore, the plant had reduced production and less inventory of MDF available to sell. The Company had insurance coverage for the property damage and business interruption caused by the fire and recognized $1.9 million in expenses associated with the deductibles of the insurance policies. As with any commodity market, the Company expects the historical volatility of lumber and MDF prices to continue in the future, and management will continue to respond by adjusting production levels to match market demand.

The Real Estate segment reported operating income of $.4 million in 2015, a decrease of $.7 million from 2014’s financial results, primarily due to a lack of sales of commercial acreage in 2015. Sales of residential lots increased by two lots from the prior year, with three successful neighborhood offerings in 2015 consisting of one in the Wildwood Place small lot development located outside Chenal Valley and two in Chenal Valley neighborhoods.

The number of developed, but uncommitted, residential lots available in Chenal Valley, Wildwood Place, Chenal Downs, and Red Oak Ridge, as of December 31, 2015 were 96, 8, 11, and 41, respectively. The Company continued to focus on the long-term financial returns from the total build-out of the Chenal Valley, Wildwood Place, and Red Oak Ridge developments as the central Arkansas housing market improves.

A tabular summary of Deltic’s residential real estate activity is as follows:

Residential Lots		Lots	Lots Sold	Unsold	Future	Estimated
		Sold in	Since	Developed	Lots to	Total
Development	Market	2015	Inception	Lots	Develop	Lots
Chenal Valley	Little Rock	65	2,811	97	1,734	4,642
Wildwood Place	Little Rock	35	57	9	185	251
Chenal Downs	Little Rock	—	65	11	—	76
Red Oak Ridge	Hot Springs	—	94	41	1,015	1,150
Acquired lots	Various	—	7	5	—	—

		100	3,034	163	2,934	6,119

In 2014 the Company recorded a sale of approximately 2 acres of commercial acreage located within Chenal Valley, compared to no sales of commercial acreage in 2015. The Company’s commercial real estate acreage continues to receive interest from prospective buyers, as property located near the key intersection of Chenal Parkway and Rahling Road in the Chenal Valley development are areas of current and future expected activity. Deltic is in the process of widening Rahling Road as the fulfillment of a commitment to the city of Little Rock to build certain infrastructure when traffic counts reached the agreed upon levels. Future trends for commercial real estate sales are difficult to predict, and prices are influenced by multiple factors, which include intended use of the site, property location, and acres available. There is no commercial acreage included in the Chenal Downs development. Red Oak Ridge, the Company’s Hot Springs area development, will include a small amount of commercial acreage to be determined by the actual land usages. The Company will begin to develop and offer commercial sites as the Red Oak Ridge development’s population density increases.

A tabular summary of Deltic’s commercial real estate activity is as follows:

Commercial Acres		Acres	Acres Sold		Estimated
		Sold in	Since	Acres	Total
Development	Market	2015	Inception	Remaining	Acres
Chenal Valley	Little Rock	—	391	422	813

Deltic’s real estate activities primarily involve development of residential lots and commercial acreage. In addition, the Company constructed a small number of speculative homes in the Red Oak Ridge development to serve as a catalyst for increasing lot sales activity. When it is appropriate this activity will be reviewed for potential triggering events that would require impairment testing. However, management is of the opinion that no such event has occurred.

A tabular summary of Deltic’s speculative home activity is as follows:

Development	Market	Homes Sold in 2015	Homes Constructed Since Inception	Homes Sold Since Inception	Homes Unsold
Red Oak Ridge	Hot Springs	—	15	11	4

Significant Events

On August 27, 2015, the Company entered into a $100 million ten-year term loan credit agreement with American AgCredit, PCA. The Credit Agreement has a 4.05 percent fixed rate of interest and a maturity date of August 27, 2025. The Credit Agreement has the same financial covenants as those found in the Company’s Second Amended and Restated Revolving Credit Agreement as amended on August 25, 2015. The loan proceeds were used to make a payment on the revolving credit facility.

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the three years ended December 31, 2015, 2014, and 2013. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2015	2014	2013
Net sales
Woodlands	$38.8	37.0	33.8
Manufacturing	160.7	189.6	168.0
Real Estate	15.3	16.3	11.7
Eliminations	(20.9)	(15.5)	(13.8)

Net sales	$193.9	227.4	199.7

Cost of sales
Woodlands	$10.8	11.6	11.8
Manufacturing	153.4	158.1	130.3
Real Estate	13.9	14.3	12.3
Eliminations	(33.6)	(27.9)	(23.6)

Total cost of sales	$144.5	156.1	130.8

Operating income
Woodlands	$20.1	19.1	16.8
Manufacturing	8.4	31.5	38.5
Real Estate	.4	1.1	(1.4)
Corporate	(17.3)	(17.4)	(18.0)
Eliminations	(.6)	.1	(.2)

Operating income	11.0	34.4	35.7

Equity in earnings of Del-Tin Fiber	—	—	1.1
Interest and other debt expense, net of capitalized interest	(7.5)	(5.4)	(4.6)
Gain on bargain purchase	—	—	3.4
Other income	.3	.3	3.2
Income taxes	(1.1)	(9.6)	(12.6)

Net income	$2.7	19.7	26.2

Earnings per common share
Basic	$.21	1.56	2.06
Assuming dilution	$.21	1.55	2.05

Consolidated

Consolidated net income for 2015 was $2.7 million, a decrease of $17 million when compared to 2014, primarily due to decreased operating income in the Manufacturing and Real Estate segments, combined with higher interest expense, partially offset by increased operating income from the Woodlands segment and lower operating expense in the Corporate segment.

Consolidated net income for 2014 was $19.7 million, $6.5 million less than in 2013, primarily due to decreased operating income from the Company’s Manufacturing segment and no acquisition-related gains similar to those reported in 2013, partially offset by increased operating income from the Woodlands and Real Estate segments, combined with lower Corporate segment operating expense.

Consolidated cost of sales for 2015 of $144.5 million was $11.6 million less than in 2014, due to a decrease in the volume of MDF sold in 2015 as the result of a fire in the Company’s MDF plant and a decrease in raw material cost for Deltic’s sawmills as a result of the additional pine sawtimber harvested from the Company’s fee timberlands and transferred to the sawmills, partially offset by costs related to insurance deductible expense due to the fire, and increased direct operating costs at the sawmills.

Consolidated cost of sales for 2014 of $156.1 million was $25.3 million higher than in 2013 due to higher raw material costs and direct operating expenses in the Manufacturing segment, combined with higher cost of sales in the Real Estate segment, a result of increased lot sales.

Consolidated operating income for 2015 was $11 million, a decrease of $23.4 million from 2014. The Woodlands segment’s operating income increased $1 million in 2015 primarily due to increased income from timber harvesting activity, partially offset by lower income from oil and gas net royalties. The Manufacturing segment’s operating income in 2015 decreased $23.1 million from 2014, primarily due to decreased sales revenue from sales of lumber and MDF, as the average sales price for lumber decreased 13 percent from the prior year and fire-related downtime as the MDF plant reduced production and sales volumes for the current year, combined with the deductible expense of the property and business interruption insurance policies due to fire. The Real Estate segment’s operating income decreased $.7 million from 2014, primarily due to no sales of commercial acreage combined with a lower margin from residential lot sales in 2015. Corporate operating expense decreased $.1 million from 2014, primarily due to lower general and administrative expense, mainly incentive plan expenses. Elimination of intercompany profit from inventories increased $.7 million from 2014.

Consolidated operating income for 2014 was $34.4 million, a decrease of $1.3 million from 2013. The Woodlands segment’s operating income increased $2.3 million due primarily to increased revenues from timber harvested and oil and gas net royalties in 2014. The Manufacturing segment’s operating income decreased $7 million from 2013, primarily due to a $3.2 million decrease in the financial results of the Company’s MDF plant as a result of a seven percent decline in plant margin, primarily caused by increases in raw materials and maintenance-related expenses, and a $3.8 million, or eight percent, increase in raw material log cost for the sawmills. The Real Estate segment’s operating income increased $2.5 million due to an increase in the number of residential lots sold and to having a sale of commercial real estate acreage. Corporate operating expense decreased $.6 million due to lower general and administrative expenses, primarily incentive plan expenses.

The main cost drivers affecting the Company’s segment cost of sales, and thus consolidated operating income are as follows: (1) Woodlands – direct operating expenses (operating salaries and benefits, transportation expenses, etc.), oil and gas royalty expenses, cost of hauling stumpage to other mills, and cost of timberland sold; (2) Manufacturing – raw materials cost, direct manufacturing expenses (operating salaries and benefits, utilities, insurance, etc.), and freight expense; and (3) Real Estate – cost of sales for residential lots, commercial acreage, and speculative homes sold and cost of sales at Chenal Country Club. There is generally little to no margin on hauling stumpage to other mills in our Woodlands segment or on freight activity in our Manufacturing segment since the net sales recorded for these activities are essentially offset by the cost of hauling stumpage to other mills or freight expense.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	2015	2014	2013
Net sales (millions of dollars)
Pine sawtimber	$20.3	15.2	13.4
Pine pulpwood	3.7	3.2	2.8
Hardwood sawtimber	.1	.3	.3
Hardwood pulpwood	.7	1.1	.6
Timberland	1.2	1.1	2.6
Oil and gas lease rentals	.8	1.7	1.7
Oil and gas royalties	3.1	4.9	4.0
Hunting leases	3.0	2.7	2.4
Hauling stumpage to other mills	5.2	6.2	5.5

Cost of sales (millions of dollars)
Direct operating expenses	$4.6	4.6	4.9
Oil and gas royalty expenses	.5	.6	.6
Cost of hauling stumpage to other mills	5.2	6.2	5.5
Cost of timberland sold	.5	.2	.8

Cost of fee timber harvested	$7.1	5.5	4.5

Sales volume (thousands of tons)
Pine sawtimber	755	623	605
Pine pulpwood	394	391	340
Hardwood sawtimber	2	5	6
Hardwood pulpwood	32	58	56

Sales price (per ton)
Pine sawtimber	$27	24	22
Pine pulpwood	9	8	8
Hardwood sawtimber	59	52	45
Hardwood pulpwood	21	19	12

Timberland
Sales volume (acres)	$763	472	1,677
Sales price (per acre)	$1,500	2,300	1,500

Woodlands segment net sales in 2015 increased $1.8 million, or five percent, when compared to 2014, primarily due to a 21 percent increase in the volume of pine sawtimber harvested and a 13 percent increase in the average per-ton sales price for pine sawtimber. The pine pulpwood harvest volume increased slightly from 2014 to 2015, and the average sales price per ton increased $1, or 13 percent. Revenues from hardwood pulpwood and hardwood sawtimber decreased $.6 million in 2015, primarily due to a lower harvest volume. Revenues from sales of timberland were $.1 million more in the current year, due to an increase in the number of acres sold, partially offset by a lower average sales price per acre. Oil and gas lease rental revenue decreased $.9 million, as the periods over which the prepaid lease rentals were recognized ended and the leased acreage becoming held by production. Oil and gas royalty revenues for 2015 declined $1.8 million from the prior year, primarily due to the lower average sales price received for natural gas in the Fayetteville Shale area, combined with a slight decrease in volume of gas sold. Hunting lease revenues increased $.3 million from the prior year, primarily due to an increase in the average per-acre lease rate, partially offset by a decrease in the number of acres leased. Other income from well-site damages decreased $.2 million from 2014. Revenue from hauling stumpage to other mills has no margin, as a $1 million decrease in revenue from the prior year was offset by a $1 million decrease in hauling costs.

Woodlands segment net sales in 2014 increased $3.2 million, or nine percent, when compared to 2013. The pine sawtimber harvest volume for 2014 increased by three percent, and the average sales price per ton harvested increased nine percent. The pine pulpwood harvest volume increased 15 percent from 2013, while there was no change in the average pine pulpwood sales price. Revenues from hardwood pulpwood sales increased $.5 million, primarily due to a 58 percent increase in the average per-ton sales price. Revenues from the sale of timberland decreased $1.5 million due to fewer acres sold in 2014, when compared to 2013. Oil and gas royalty revenues increased $.9 million due to an increase in both the volume of natural gas produced and the average sales price received for natural gas. The increase in the volume of natural gas produced was due to an increase in the number of wells in production. Hunting lease revenues were $.3 million more in 2014 versus 2013 due to increases in both the acreage leased and the average lease rate per acre leased. Revenues from hauling stumpage to other mills were $.7 million higher in 2014 than in 2013, but there was no margin on this revenue due to the offsetting increase in hauling costs.

Woodlands segment cost of sales in 2015 decreased $.8 million, or seven percent, when compared to the prior year. Cost of timberland sold increased $.3 million in 2015 due to the increase in the number of acres sold. The cost of hauling stumpage to other mills decreased $1 million from 2014, offsetting the decrease in net sales from the hauling activity.

Woodlands segment cost of sales in 2014 decreased $.2 million, or two percent, when compared to 2013. Direct operating expenses decreased $.3 million due to lower operating salaries and benefits and reduced travel and transportation expense and mechanical charges. The cost of hauling stumpage to other mills increased $.7 million, offsetting the increased related net sales from this activity. The cost of timberland sold decreased $.6 million due to fewer acres sold in 2014 compared to 2013.

Operating income for the Woodlands segment for 2015 increased $1 million, or five percent, due to the items affecting net sales and cost of sales, partially offset by the increase in cost of fee timber harvested. The cost of fee timber harvested was 28 percent higher in 2015, due to an increase in the volume of timber harvested and higher per-ton depletion rates.

Operating income for the Woodlands segment for 2014 increased $2.3 million, or 14 percent, from 2013, due to the items affecting net sales, combined with the impact of the 23 percent higher cost of fee timber harvested that was the result of increased timber harvest volumes and higher per-ton depletion rates.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	2015	2014	2013
Net sales (millions of dollars)
Lumber	$87.0	102.9	100.2
Residual by-products[1]	10.4	10.1	12.6
Medium density fiberboard (“MDF”)[2,3]	53.2	65.0	45.6
Freight invoiced to customer	10.4	12.6	10.1

Cost of sales – sawmill operations (millions of dollars)
Raw materials	$39.0	38.9	35.2
Change in inventory	(.3)	(.3)	(1.2)
Direct manufacturing expenses	29.7	27.7	26.8
Freight expense	3.9	5.0	4.8
Residual by-products	10.4	10.1	12.6

Depreciation – sawmill operations	$5.5	4.8	4.6

Cost of sales – MDF operations (millions of dollars)[2]
Raw materials	$23.7	31.1	20.6
Change in inventory	1.2	(1.0)	(1.8)
Direct manufacturing expenses	26.6	27.3	18.6
Freight expenses	6.4	7.7	5.3

Depreciation – MDF operations	$7.3	6.8	4.7

Lumber
Finished production (MMBF)	259	268	259
Sales volume (MMBF)	262	268	261
Sales price (per MBF)	$332	383	384

MDF (3/4-inch basis)[1]
Finished production (MMSF)[2,3]	92.5	113.7	82.4
Sales volume (MMSF)	94.8	111.9	78.6
Sales price (per MSF)	$561	581	579

[1]	Residual by-product sales are reported net of intercompany eliminations.

[2]

Information presented for 2013 represents the totals for Del-Tin Fiber after April 1, 2013, the date of acquisition, and is included in the consolidated financial statements. Prior to the acquisition, Del-Tin Fiber was treated as an equity method investment.

[3]

On March 10, 2015, the MDF plant incurred a fire that curtailed operations for a portion of the first and second quarters. (For additional information refer to Note 22 - Business Interruption Claim and Gain on Involuntary Conversion of Assets.)

As a result of the acquisition of Del-Tin Fiber, the selected information below has been included for comparative purposes, which represents full-year results for Del-Tin Fiber for the year presented.

2013
MDF (3/4-inch basis)*
Net sales (millions of dollars)	$69.2
Finished production (MMSF)	112.8
Sales volume (MMSF)	107.7
Sales price (per MSF)	$578

*	Information presented for 2013 represents the totals for the Del-Tin Fiber joint venture of which the first three months of 2013 and all of the prior years were previously presented as information for an equity investment.

The Manufacturing segment’s net sales in 2015 decreased $28.9 million, or 15 percent, when compared to net sales in 2014. Revenue from lumber sales were $15.9 million, or 15 percent, lower when compared to 2014, due to a $51 per MBF decrease in the average lumber sales price combined with a lower sales volume. MDF sales revenues decreased $11.8 million, or 18 percent, when compared to sales in 2014 due to a lower sales volume and a decreased average sales price. The MDF sales volume in 2015 was lower than in 2014 by 17.1 million square feet, primarily due to plant downtime caused by the fire on March 10, 2015 and other unplanned maintenance. The average sales price for MDF was $20 per thousand square feet less than received in the prior year.

The Manufacturing segment’s net sales in 2014 increased $21.6 million, or 13 percent, when compared to 2013, primarily due to the inclusion of the net sales of the MDF plant in the Manufacturing segment for twelve months in 2014 compared to nine months in 2013. The average lumber sales price for 2014 was essentially unchanged from 2013, while the lumber sales volume increased nearly three percent.

The cost of sales for the Manufacturing segment in 2015 decreased $4.7 million when compared to 2014. The cost of sales of the sawmill operations in 2015 increased $.9 million from 2014, due to a $2 million increase in direct operating expenses, primarily salaries and benefits, a $.1 million increase in raw material costs, partially offset by $1.1 million reduction in freight costs. The cost of sales for MDF operations in 2015 decreased $7.3 million from 2014, due to a fire-related curtailment of production, and to other unplanned maintenance downtime, which resulted in a $7.4 million decrease in raw material costs, a $.7 million decrease in direct operating expenses and $1.3 million reduction in freight expense. These cost reductions were partially offset by a $2.2 million increase in cost of sales due to the decrease in inventory carrying value, as the Company sold more MDF in 2015 than it produced. Wood chips, resin, and wax are primary raw materials used in the manufacture of MDF. Wood chip, resin, and wax prices are subject to various market factors. The Company had insurance coverage for the property damage and business interruption caused by the fire and recognized expenses associated with the deductibles for the policies in the first half of 2015, which amounted to $1 million for the property policy and approximately $.9 million for the business interruption policy. The intersegment elimination of residual sales by sawmill operations to MDF operations are not reflected in the cost of sales amounts reported above and that cost decreased $.5 million period-over-period.

The cost of sales for the Manufacturing segment in 2014 increased $27.8 million when compared to 2013. The cost of sales for sawmill operations in 2014 increased $5.6 million, or 7 percent, when compared to 2013, due primarily to a $3.7 million, or 11 percent, increase in the cost of raw material logs used. Direct manufacturing expenses increased $.9 million due to increased salaries and benefits, maintenance and repairs, and insurance expenses. The change in inventory resulted in a $.9 million increase in cost of sales. The cost of sales for MDF operations in 2014 increased $24.5 million, or 52 percent, when compared to 2013, due to 2014 including a full year of costs, while 2013 included costs for only three quarters, combined with a two percent increase in raw material costs, increased maintenance-related expenses of $2.8 million, and downtime in the MDF plant. The intersegment transfers of residual sawmill products included in cost of sales for MDF operations that are eliminated upon consolidation increased $2.6 million in 2014.

Operating income for the Manufacturing segment decreased $23.1 million in 2015 when compared to 2014, due to the decline in average sales prices, the MDF plan incurring unscheduled downtime due to the fire in the press area, operational issues during the restart of the MDF plant after the fire, and other unplanned maintenance downtime throughout the year. Partially offsetting these decreases were other income from the settlement of a business interruption claim at the Company’s MDF plant of $.5 million and gains on involuntary conversion of assets of $.7 million, compared to losses on asset disposals of $1.1 million in 2014.

Operating income for the Manufacturing segment decreased $7 million in 2014 when compared to 2013, due to the factors affecting net sales and cost of sales, combined with an increase in losses on disposals of equipment in 2014 of $.6 million when compared to 2013, and a $.9 million gain from an involuntary conversion reported in 2013, with no such gain in 2014.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	2015	2014	2013
Net sales (millions of dollars)
Residential lots	$8.4	8.2	4.9
Commercial acres	—	.9	—
Speculative homes	—	.3	—
Chenal Country Club	6.4	6.3	6.4

Cost of sales (millions of dollars)
Residential lots	$4.6	4.3	2.7
Commercial acres	—	.4	—
Speculative homes	—	.3	—
Chenal Country Club	6.4	6.6	6.7

Sales volume
Residential lots	100	98	65
Commercial acres	—	1.7	—
Speculative homes	—	1	—

Average sales price (thousands of dollars)
Residential lots	$84	84	76
Commercial acres	—	501	—
Speculative homes	—	300	—

Net sales for the Real Estate segment in 2015 decreased $1 million when compared to 2014, primarily due to no sales of commercial acreage or speculative homes in 2015, partially offset by more sales of residential lots.

Net sales for the Real Estate segment in 2014 increased $4.6 million from 2013, due to increased revenues from residential lot sales, in addition to a sale of both commercial acreage and a speculative home in 2014.

Cost of sales for the Real Estate segment decreased $.4 million in 2015 when compared to 2014, due to no cost of sales for commercial acreage or speculative homes combined with a $.2 million decrease in cost of sales at the Chenal Country Club, partially offset by higher costs for residential lots.

Cost of sales for the Real Estate segment in 2014 increased $2 million, or 16 percent, from 2013, due to a $1.6 million increase in the cost of residential lots sold as a result of increased lot sales activity, a $.4 million cost of commercial acreage sold, and a $.3 million cost of a speculative home sold.

Real Estate operating income in 2015 decreased $.7 million from 2014, primarily due to no sales of commercial acreage combined with increased property owner’s association assessment expenses and increased operating salaries and benefits expenses in the current year.

Real Estate operating income in 2014 increased $2.5 million from 2013 due to the increase in the number of residential lots sold, an increase in the average per-lot sales price, the margin on a sale of commercial acreage, and lower property owners’ association assessment expense.

Corporate

Operating expense in 2015 for the Corporate segment was $.1 million lower when compared to 2014, due to decreased general and administrative expenses. Operating expense for Corporate functions in 2014 was $.6 million less than in 2013, due to lower general and administrative expenses, primarily employee incentive plan expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands segment to the Manufacturing segment were $20.9 million in 2015, $15.5 million in 2014, and $13.8 million in 2013. The $5.4 million increase during 2015 was due primarily to a larger volume of sawtimber harvested from fee timberlands and transferred to the sawmills. The $1.7 million increase from 2013 to 2014 was due primarily to a higher per-ton transfer price and a larger volume of sawtimber harvested from fee timberlands and transferred to the sawmills. Transfer prices are approximately that of market.

Equity in Del-Tin Fiber

For the year ended December 31, 2013, equity in earnings of Del-Tin Fiber recorded by the Company was $1.1 million. The equity in earnings for 2013 reflects only the results for the three months ended March 31, 2013, because on April 1, 2013, Deltic completed the acquisition of the remaining ownership interest of Del-Tin Fiber and subsequently reported the results of Del-Tin Fiber as a consolidated subsidiary as part of the Manufacturing segment. For additional information, refer to Note 4 to the consolidated financial statements.

Interest Expense

Interest expense for 2015 increased $2.1 million from 2014 due to interest expense on increased borrowings for timberland acquisitions during 2014 and for share repurchases and capital expenditures in 2015, combined with the impact of a higher fixed interest rate on the $100 million term note obtained during 2015 than for the same funds when they were outstanding under the Company’s revolving credit facility. Interest expense for 2014 increased $.8 million from 2013 due to increased borrowings for timberland acquisitions in 2014.

Income Taxes

The effective income tax rate was 29 percent in 2015, while it was 33 percent in both 2014 and 2013. The lower effective income tax rate for 2015, when compared to statutory rates, was primarily due to the tax effect of the passage of federal tax legislation in December 2015 that lowered the income tax rate for gains on sales of timber held longer than 15 years in the year 2016. Tax benefits of $.2 million were recognized in 2015 based on the amount of existing temporary differences expected to be realized on timber gains at the lower income tax rate in the 2016 tax year.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $29.7 million for the year ended December 31, 2015, which compares to $31.5 million for 2014 and $42.1 million for 2013. Changes in operating working capital other than cash and cash equivalents provided cash of $2.9 million in 2015, required cash of $9.2 million in 2014, and provided cash of $5.9 million in 2013. The Company’s accompanying consolidated statements of cash flows and Note 19 of the consolidated financial statements identify other differences between income and cash provided by operating activities for each reported year.

Total capital expenditures, by segment, for the years ended December 31, 2015, 2014, and 2013 are presented in the following table.

(Millions of dollars)	2015	2014	2013
Woodlands	$3.7	4.0	3.9
Manufacturing	24.3	12.3	16.5
Real Estate, including development expenditures	7.7	3.9	4.3
Corporate	1.7	.1	—

Total capital expenditures	37.4	20.3	24.7
Adjustment for non-cash accrued liabilities	(1.6)	(.7)	(1.3)

Total capital expenditures requiring cash	$35.8	19.6	23.4

Woodlands capital expenditures included reforestation site preparation and planting, and required $3.4 million in 2015, $3.9 million in 2014, and $3.5 million in 2013. The Company had timberland acquisition expenditures for approximately 500 acres at a cost of $863,000 in 2015, of approximately 72,200 acres at a cost of $118.2 million in 2014, and of 7,000 acres at a cost of $8.9 million in 2013. Funds for 2015 timberland acquisitions were provided by the Company’s operations, while most of the 2014 acquisitions were funded with Deltic’s revolving credit facility.

Manufacturing capital expenditures in 2015 included $15.2 million at the Ola sawmill, $3 million at the Waldo sawmill, and $6.1 million at the MDF plant. Ola sawmill expenditures included $3.4 million for kilns, $2.4 million for an edger, $3.7 million toward the construction of a small-log line, $1.6 million for a sorter modification, $1.1 million for a packaging maker, and $3 million for various mill upgrades and equipment replacements. Waldo sawmill capital expenditures included $.3 million toward the conversion of the kiln to continuous-feed, $1.1 million for boiler modifications, and $1.6 million for various mill upgrades and equipment replacements. Capital expenditures at the MDF plant included amounts used to replace equipment lost in the fire and other upgrades, and consisted of $1.7 million for press belts and $.3 million for duct replacement, $.9 million to rebuild the face refiner, $.5 million to rebuild heat exchanger, and $2.7 million for various plant upgrades and equipment replacements.

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

Capital expenditures for Real Estate operations related to the cost of residential lot development totaled $2.4 million in 2015, $1.3 million in 2014, and $2.4 million in 2013. Capital expenditures for commercial development totaled $.2 million in 2015, and $.6 million in 2014, while there were none in 2013. There was $.1 million in land-acquisition expenditures in 2013, but no land-acquisition expenditures in either 2014 or 2015. Infrastructure-related projects required $5.2 million in 2015, due primarily to beginning the widening of a major thoroughfare in Chenal Valley, $1.7 million in 2014, and $1.4 million in 2013. Expenditures for golf course maintenance equipment at Chenal Country Club totaled $.3 million in each year 2015, 2014 and 2013. The Company expended $.1 million in 2013 on clubhouse renovations at Chenal Country Club, while there were no expenditures in 2015 or 2014. Capital expenditures for the Corporate segment included $1.5 million for the purchase of the Company’s corporate headquarters building.

Deltic had commitments of $35.4 million for capital projects in progress at December 31, 2015. The Woodlands segment had committed $.3 million for timberland acquisitions, the Manufacturing segment had $30.6 million committed, and the Real Estate segment had committed $4.5 million, primarily for infrastructure.

Other investing cash activities included the change in purchased stumpage inventory, and the change required cash of $.8 million in 2015, compared to providing cash of $.8 million in 2014. In addition, there were proceeds from the sale of strategic timberland of $.6 million in 2014, while there was none in 2015. Advances to Del-Tin Fiber by the Company in 2013, prior to April 1 while it was an equity method investee, were $1 million. The Company received cash repayments for Del-Tin Fiber of $.8 million during the same period. The Company used $5.2 million in cash and the assumption of debt on April 1, 2013 to acquire Del-Tin Fiber. Initiation fees received from members joining Chenal Country Club are accounted for as a reduction in cost basis of the club rather than as net sales and amounted to $.3 million in each year 2015, 2014 and 2013.

The Company borrowed $100 million in 2015 with a new ten-year term loan. (For more information about the loan agreement refer to Note 11 in the consolidated financial statements.) Funds from the term loan and from operations were used to pay $108 million on the Company’s revolving credit facility during 2015. Deltic borrowed $29 million under its revolving credit facility in 2015 and used the funds to pay for share repurchases of $15.2 million and for capital expenditures. The Company borrowed $120 million under its revolving credit facility in 2014 and used $118 million of proceeds to finance the timberland acquisition of 72,200 acres. Cash flow from operations provided funds for the repayment of $7 million under the revolving credit facility in 2014. During 2013, the Company borrowed $12 million and repaid $14 million under its revolving credit facility for a net repayment of $2 million.

Cash from operations provided funds for the purchases of treasury stock for $7.9 million in 2014 and $2.2 million in 2013. Cash required to pay common stock dividends was $5 million in 2015, and $5.1 million in 2014 and 2013. Proceeds and tax benefits from stock option exercises amounted to $1.2 million, $.4 million and $1.2 million in 2015, 2014, and 2013, respectively. Deltic incurred $.2 million in fees in 2015 to secure the $100 million ten-year term loan. Costs of $.8 million in 2015, $.6 million in 2014, and $.7 million in 2013, were paid for commitment fees related to Deltic’s revolving credit facility. The Company incurred no fees in 2015, $.7 million in fees in 2014, and $.8 million in fees in 2013 to facilitate amendments and extensions of its unsecured and committed revolving facility.

Financial Condition

At December 31, 2015, Deltic had adjusted working capital of $12.2 million, compared to $13.1 million at December 31, 2014. The Company defines adjusted working capital as the net of current assets and liabilities excluding current maturities of long-term debt. Cash and cash equivalents at the end of 2015 were $5.4 million compared to $2.8 million at the end of 2014. The total indebtedness of the Company at December 31, 2015 was $224 million, including current maturities of long-term debt of $39.9 million. This compares to total indebtedness at December 31, 2014 of $203 million. Deltic’s total debt to stockholders’ equity ratio at December 31, 2015 was ..881 to 1, compared to .758 to 1 at the end of 2014.

The amount of current maturities of long-term debt at December 31, 2015, consists of the balance of Senior notes that mature on December 18, 2016. During 2015, the Company borrowed $100 million under a fixed-rate term note from the same lender as the Senior notes, with $40 million of this amount intended as a replacement for the Senior notes. Had Deltic used that portion of the term note proceeds to pay off the Senior notes, the Company would have incurred a prepayment penalty of over $2 million, in addition to the interest on the funds to repay it. Instead, the Company allowed the Senior notes to become classified as a current liability on its Consolidated Balance Sheet, and used the entire term note proceeds of $100 million to repay a portion of the balance outstanding under its revolving credit facility, reducing interest incurred for it. In December 2016, the Company expects to borrow $40 million under its revolving credit facility and pay off the Senior notes.

With its revolving credit facility, the Company has the ability to do this at any time it chooses. Therefore, Deltic does not consider the fact that the Senior notes are now classified as a current liability to actually be a reduction of its working capital. As such, the Company will report Adjusted Working Capital, for which it will exclude the current maturities of long-term debt related to the Senior notes.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, expanding lumber production as market conditions allow, and developing residential and commercial properties at Chenal Valley, Wildwood Place, and Red Oak Ridge. The Company’s total capital expenditure budget for the year 2016 provides for expenditures totaling $51.3 million and has budgeted $5 million for timberland acquisitions. Capital, timberland acquisitions, and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company’s estimated cash flows from operations, borrowings or repayments under credit facilities, or general economic conditions.

To facilitate its growth plans, the Company has an agreement with a group of banks that provides an unsecured and committed revolving credit facility. As of December 31, 2015, the facility totaled $430 million, with $55 million outstanding in borrowings, leaving $375 million available. This agreement included (1) an option to request an increase of $50 million in revolving commitments and (2) options to request two twelve-month extensions of the facility’s maturity date. On January 6, 2016, the Company exercised the first of its two options to extend the credit facility maturity date, with the new date of November 17, 2020. In addition, on February 4, 2016, Deltic elected to replace two lenders in the Credit Agreement. Accordingly, the respective rights and obligations of Wells Fargo Bank, N.A. and Branch Banking and Trust Company were assigned to one new lender, Greenstone Farm Credit Services, ACA and one existing lender, American AgCredit, PCA, in the amounts of $27 million and $123 million, respectively. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 10 to the consolidated financial statements.)

The table below sets forth the ratio requirements of the covenants in both the revolving credit facility and Senior Notes Payable and the status with respect to these covenants as of December 31, 2015 and 2014.

	Covenants Requirements		Actual Ratios at Dec. 31, 2015	Actual Ratios at Dec. 31, 2014
Leverage ratio should be less than:[1]	.65 to 1		.469 to 1	.432 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	74.01%	74.94%

[1]

The leverage ratio is calculated as total debt divided by total capital employed. Total debt includes indebtedness for borrowed money, secured liabilities, obligations in respect of letters of credit, and guarantees. Total capital employed is the sum of total debt and net worth. Net worth is calculated as total assets minus total liabilities, as reflected on the balance sheet. This covenant is applied at the end of each quarter.

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. The Board of Directors expanded the program by $25 million in December 2007 and by another $25 million in December 2014. On February 18, 2016, the Board of Directors expanded the program by $20 million. As of December 31, 2015, the Company had expended a total of $39.9 million under this program, with the purchase of 789,315 shares at an average cost of $50.52 per share; of those, 250,789 shares at an average cost of $60.81 per share were purchased in 2015, 131,832 shares at an average cost of $59.61 per share were purchased in 2014, and 36,180 shares were purchased at an average cost of $61.22 per share in 2013. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the eligible employees of Deltic, excluding employees of the subsidiaries. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering eligible employees, except for employees of the subsidiaries. These plans consist of a health care plan, which is contributory with participants’ contributions adjusted as needed, and a noncontributory life insurance plan. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way, or which would cause the 2015 reported plan information not to be necessarily indicative of future operating performance or future financial condition. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 17 to the consolidated financial statements.)

As of December 31, 2015, the Company is not involved in any unconsolidated special-purpose entity transactions.

Tabular summaries of the Company’s contractual cash payment obligations, estimated obligations, and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2016	2017 to 2018	2019 to 2020	After 2020
Contractual cash payment obligations
Real estate development committed capital costs	$7.3	4.5	.5	2.3	—
Timberland acquisition committed capital costs	.3	.3	—	—	—
Manufacturing committed capital costs	30.6	30.6	—	—	—
Long-term debt	224.0	40.0	—	55.0	129.0
Interest on debt[1]	46.5	7.6	10.4	9.2	19.3
Funded retirement plan[2]	.6	.6	—	—	—
Unfunded retirement plan[3]	6.0	.3	.5	.5	4.7
Other postretirement benefits[4]	5.6	.4	.9	1.1	3.2
Other liabilities	2.1	2.1	—	—	—

	$323.0	86.4	12.3	68.1	156.2

Other commercial commitment expirations
Timber cutting agreements	$.9	.5	.4	—	—
Letters of credit	.5	.2	.2	.1	—

	$1.4	.7	.6	.1	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

[2]

The Company’s funded pension plan payments are based on estimated minimum required contributions for year one as provided by the Company’s consulting actuary. Deltic is not able to reliably estimate the required contributions beyond year one. Benefits paid by the funded pension plan are paid through a trust. Estimated payments from the trust to retirees are not included in this table.

[3]

The Company’s unfunded retirement plan payments are based on expected future benefit payments as disclosed in Note 17 – Employee and Retiree Benefit Plans in the notes to consolidated financial statements for years one through ten. Deltic cannot reliably estimate the payments beyond year ten as they are not provided by the Company’s actuary and are subject to a variety of factors.

[4]

Included in other postretirement benefits are payments under the Company’s other postretirement benefit plan based on expected future benefit payments as disclosed in Note 17 – Employee and Retiree Benefit Plans in the notes to consolidated financial statements for years one through ten. Deltic cannot reliably estimate the payments beyond year ten as they are not provided by the Company’s consulting actuary and are subject to a variety of factors.

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

Other Matters

Impact of Inflation — General inflation has not had a significant effect on the Company’s operating results during the three years ended December 31, 2015. The Company’s timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy, employment levels, new and existing housing inventories, lending restrictions, and long-term interest rates, specifically as such may manifest themselves in the central Arkansas region.

Market Risk — Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates. During the three-year period ended December 31, 2015 the Company entered into a ten-year, fixed rate term loan in December 2015. Deltic held various financial instruments at December 31, 2015 and 2014, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from contractual debt guarantees and letters of credit issued for the benefit of Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to the previous tabular summary of the Company’s other commercial commitment expirations and to Note 14 to the consolidated financial statements.)

Interest Rate Risk — The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments’ fair value but do impact future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company’s long-term debt, including current maturities, and letters of credit at December 31, 2015 were $225.1 million and $.5 million, respectively. A one percentage-point increase in prevailing interest rates would result in a decrease in the estimated fair value of long-term debt by $8.3 million, while the fair value of contractual guarantees and the Company’s letters of credit would be unchanged. Fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities.

Foreign-Exchange Rate Risk — The Company currently has little exposure to foreign-exchange rate risk, because essentially all of its financial instruments, sales, and purchases are denominated in U.S. dollars.

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

Deltic’s Investment in Real Estate Held for Development and Sale primarily consists of residential lots, commercial acreage, and undeveloped acreage marketed to others for further development. Deltic periodically evaluates its holdings for indications of conditions that would lead to an impairment analysis as required by accounting for subsequent measurement of property, plant, and equipment. Since sales of commercial real estate acreage are both unpredictable and sporadic, assessment of the recoverability of the investment in this acreage is considered routinely by the Company. However, Deltic’s residential and commercial acreage held for development and sale both consist of lands primarily composed of former legacy timberland in which the Company has a relatively low cost basis, such that sales of commercial real estate acreage and residential lots have historically yielded gross margins of approximately 83 percent and 45 percent, respectively. Based on the level of the gross margin percentage realized on commercial acreage previously sold, the Company estimates that sales prices for commercial acreage would have to decline substantially for there to be a possibility of an impairment of the investment in this asset. The difference in the gross margin percentages realized for commercial real estate acreage and residential lot sales is primarily attributable to the fact that direct development cost of a specific tract is typically incurred by the buyer/developer for commercial acreage but by Deltic for residential lots. In addition to the positive margins earned on its prior commercial acreage sales, information utilized by the Company in assessing the recoverability of its commercial real estate acreage held for sale, includes listed prices for commercial sites and sales prices for commercial acreage sale transactions in the area reported in local business publications. The indirect infrastructure required to develop residential lots for sale is shared by the commercial acreage held for sale, and as such, the Company allocates the costs incurred in the Chenal Valley development among all properties based on their estimated net realizable value. Due to this allocation process, which is updated annually, costs are not differentiated between commercial and residential property for purposes of reporting carrying value. However, based on historical percentages of costs allocated to commercial acreage sold, the carrying value of Deltic’s commercial acreage approximates $21.4 million at December 31, 2015. With the current percentage of gross margin realized on sales of commercial acreage, the estimated fair value of this asset is substantially in excess of its carrying value.

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

In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, the Company enters into like-kind exchange (“LKE”) tax-deferred transactions. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property, and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash, because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to Deltic by the intermediary and are reclassified as available cash, and applicable income taxes are determined. Amounts deposited with a third party towards the potential future purchase of property are included in deferred charges and other assets in the consolidated balance sheets and as an investing activity shown as funds held by trustee in the consolidated statements of cash flows. There were no funds deposited with a LKE intermediary at December 31, 2015, 2014, or 2013. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, Deltic includes the assets held by the exchange accommodation titleholder in timber and timberland assets on the consolidated balance sheets and recognizes any income or expense attributed to the property in the consolidated income statements.

The key components of the Timber and Timberlands policy are: (1) management’s decision to maintain separate timber cost pools for each legal entity within the Deltic consolidated group and (2) the required estimation of timber inventory volume, by species, for each of these companies in order to calculate the cost of fee timber harvested per ton. Management has elected to maintain a separate cost pool for the timber owned by each company, thus resulting in a different cost per ton for fee timber harvested for each. The mix of harvest by company for any period can significantly affect the amount of cost of fee timber harvested expense reported. Per-ton costs for 2015 ranged from $7.65 to $21.61 per ton for pine sawtimber. Had the Company opted to use a composite depletion rate, cost of pine sawtimber harvested would have been $.4 million less in 2015, $.5 million less in 2014, and $.4 million more in 2013, ($.3 million for each year, net of applicable income taxes) than as reported, due to the mix of harvest by company during the year. In determining these rates, management must estimate the volume of timber existing on its timberlands. To estimate these fee timber inventories, the Company relies on its experienced forestry personnel and their use of statistical information and data obtained by actual physical measurements and other information-gathering techniques. The recognized cost of fee timber harvested is impacted by the accuracy of this volume estimation. (For additional information about the Company’s timber and timberlands, refer to Note 5 to the consolidated financial statements.)

Assets used in the Woodlands segment shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The recoverability test is based on undiscounted future cash flows over the expected life of the asset. Impairment recognition and measurement would occur at the lowest level for which

Deltic has identifiable cash flows. At December 31, 2015, the composite basis in fee timber was $9 per ton assuming no future growth. Gross margin on pine sawtimber for 2015, when the average sales price was $27 per ton, was 72 percent. A harvest cycle (which ranges between 20 and 35 years) would be used to evaluate the recoverability of the Company’s timber and timberlands. Due to the long life and low basis, the Company does not expect to incur impairment loss in the future for its timber and timberland assets.

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

The Company uses historical volatility over the ten-year trading life of its stock to determine weighted expected volatility assumptions. The expected dividend yield is based on the Company’s average dividend yield from 2011 to 2014. The expected option term is based on the term of the option, historical exercise, and expiration experience. Risk-free interest rates are based on historical rates and forward-looking factors. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors.

Assumptions for the 2015, 2014, and 2013 valuation of stock options and restricted stock performance units consisted of the following:

	2015	2014	2013
Weighted expected volatility	38.64%	37.38%	37.78%
Dividend yield	.56%	.55%	.58%
Expected term of options (in years)	6.27	6.27	6.27
Risk-free interest rate – stock options	1.92%	2.99%	1.98%
Risk-free interest rate – restricted stock performance units	1.15%	1.23%	.60%

5)	Revenue Recognition — The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed and determinable, and (4) collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue from the sale of lumber, MDF, and wood by-products is recorded at the time of shipment due to terms of such sale being designated free on board (“f.o.b.”) shipping point. Revenue from consignment sales is recorded when the customer assumes ownership of the product. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested. Such intersegment sales, which are made at prices which generally approximate market, are eliminated in the consolidated financial statements. Revenue from timberland and real estate sales is recorded at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing. When oil and gas lease rental agreements are signed and the amounts are received, they are recorded as either short-term or long-term deferred revenue, and the revenue is recognized on a straight-line basis over the term of the lease. The Company’s share of gross oil and gas royalties is recorded as revenue when received, and any related severance tax or other deductions are included in operating expenses.

6)	Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are expected to be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance when it is established that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.

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

Related-Party Transactions

The Company provides a portion of the Del-Tin Fiber plant’s fiber and wood supply at market prices. Subsequent to the April 1, 2013 acquisition of Del-Tin Fiber, these sales were eliminated within the Manufacturing segment. During the first quarter of 2013, Deltic sold to Del-Tin Fiber approximately $.9 million of these residual by-products. During 2015, Deltic acquired the office building used as the corporate headquarters from a related party for $1.5 million. The final price for this purchase was the result of negotiations based on appraisals by separate independent appraisers hired by the Company and the owner of the building.

Effect of Recently Issued Authoritative Accounting Guidance

(For information regarding the effect of recently issued authoritative accounting guidance, refer to the related section in Note 1 to the consolidated financial statements.)

Environmental Matters

Deltic is committed to protecting the environment and has certain standards with which it must comply based on federal, state, and local laws for the protection of the environment. Costs of compliance through 2015 have not been material, and the Company’s management currently has no reason to believe that such costs will become material for the foreseeable future.

Contingencies

The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

Outlook

Pine sawtimber harvested from Deltic’s fee lands in 2016 is projected to be 715,000 to 765,000 tons. Finished lumber production and resulting sales volumes are projected at 265 to 285 million board feet, and MDF production and sales volumes are estimated to be 110 to 130 million square feet for 2016. Actual lumber and MDF sales volumes are subject to market conditions. Deltic anticipates that closings for residential lots will be 90 to 120 lots for the year of 2016.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(Thousands of dollars)

	2015	2014
Assets
Current assets
Cash and cash equivalents	$5,429	2,761
Trade accounts receivable – net	6,995	9,087
Inventories	11,917	11,494
Prepaid expenses and other current assets	6,392	5,897

Total current assets	30,733	29,239

Investment in real estate held for development and sale	58,418	56,139
Timber and timberlands – net	361,856	364,410
Property, plant, and equipment – net	85,495	74,164
Deferred charges and other assets	2,665	3,180

Total assets	$539,167	527,132

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$39,917	—
Trade accounts payable	8,837	6,814
Accrued taxes other than income taxes	2,118	2,149
Deferred revenues and other accrued liabilities	7,607	7,223

Total current liabilities	58,479	16,186

Long-term debt	183,836	202,863
Deferred tax liabilities – net	525	1,102
Other noncurrent liabilities	42,359	39,340
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	87,822	86,575
Retained earnings	201,959	204,327
Treasury stock	(24,347)	(11,978)
Accumulated other comprehensive loss	(11,594)	(11,411)

Total stockholders’ equity	253,968	267,641

Total liabilities and stockholders’ equity	$539,167	527,132

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2015, 2014, and 2013

(Thousands of dollars, except per share amounts)

	2015	2014	2013
Net sales	$193,851	227,355	199,702

Costs and expenses
Cost of sales	144,489	156,135	130,752
Depreciation, amortization, and cost of fee timber harvested	21,096	18,342	15,131
General and administrative expenses	18,468	18,482	19,037

Total costs and expenses	184,053	192,959	164,920

Other income – business interruption claim	516	—	—
Gain on involuntary conversion	704	—	881

Operating income	11,018	34,396	35,663
Equity in earnings of Del-Tin Fiber	—	—	1,084
Interest income	4	5	13
Interest and other debt expense, net of capitalized interest	(7,526)	(5,430)	(4,578)
Gain on bargain purchase	—	—	3,413
Other income	258	284	3,229

Income before income taxes	3,754	29,255	38,824

Income taxes	(1,100)	(9,593)	(12,632)

Net income	$2,654	19,662	26,192

Earnings per common share
Basic	$.21	1.56	2.06
Assuming dilution	.21	1.55	2.05

Dividends declared per common share	$.40	.40	.40

Weighted average common shares outstanding (thousands of shares)
Basic	12,407	12,497	12,566
Assuming dilution	12,467	12,553	12,624

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2015, 2014, and 2013

(Thousands of dollars)

	2015	2014	2013
Net income	$2,654	19,662	26,192

Other comprehensive income/(loss)
Items related to employee benefit plans:
Net gain/(loss) arising during period (net of tax)	(1,084)	(8,895)	10,973
Reclassification adjustment for gains/(losses) included in net income (net of tax):
Amortization of prior service credit	2	6	4
Amortization of actuarial losses	927	278	568
Amortization of plan amendment	(28)	(121)	(121)

Net change in other comprehensive income/(loss)	(183)	(8,732)	11,424

Comprehensive income	$2,471	10,930	37,616

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015, 2014, and 2013

(Thousands of dollars)

	2015	2014	2013
Operating activities
Net income	$2,654	19,662	26,192
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	21,096	18,342	15,131
Stock-based compensation expense	3,324	3,238	2,797
Deferred income taxes	(918)	(1,253)	241
Real estate development expenditures	(7,424)	(3,625)	(3,982)
Real estate costs recovered upon sale	4,646	4,972	2,711
Timberland costs recovered upon sale	486	174	827
Equity in earnings of Del-Tin Fiber	—	—	(1,084)
Gain on previously held equity interest	—	—	(3,165)
Gain on bargain purchase	—	—	(3,413)
Net increase in liabilities for pension and other postretirement benefits	3,794	1,251	1,931
Decrease/(increase) in operating working capital other than cash and cash equivalents	2,907	(9,174)	5,883
Other changes in assets and liabilities	(904)	(2,060)	(1,927)

Net cash provided by operating activities	29,661	31,527	42,142

Investing activities
Capital expenditures requiring cash, excluding real estate development	(28,385)	(15,969)	(19,396)
Timberland acquisition expenditures requiring cash	(824)	(118,203)	(8,919)
Business acquisition, net of cash acquired	—	—	(5,170)
Net change in purchased stumpage inventory	(817)	768	(1,486)
Advances to Del-Tin Fiber	—	—	(1,025)
Proceeds from involuntary conversion	1,590	—	881
Repayments from Del-Tin Fiber	—	—	781
Net change in funds held by trustee	(1)	—	7
Other – net	555	1,105	535

Net cash required by investing activities	(27,882)	(132,299)	(33,792)

Financing activities
Proceeds from borrowings	129,000	120,000	12,000
Repayments of notes payable and long-term debt	(108,000)	(7,000)	(14,000)
Treasury stock purchases	(15,266)	(7,866)	(2,224)
Common stock dividends paid	(5,022)	(5,055)	(5,080)
Proceeds from stock option exercises	1,198	253	760
Excess tax benefits from stock-based compensation expense	36	160	408
Other – net	—	(606)	(688)
Deferred financing costs	(1,057)	(727)	(765)

Net cash provided/(required) by financing activities	889	99,159	(9,589)

Net increase/(decrease) in cash and cash equivalents	2,668	(1,613)	(1,239)
Cash and cash equivalents at January 1	2,761	4,374	5,613

Cash and cash equivalents at December 31	$5,429	2,761	4,374

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2015, 2014, and 2013

(Thousands of dollars, except per share amounts)

	2015	2014	2013
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, no shares issued at end of each year	$—	—	—

Common stock - $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued at end of each year	128	128	128

Capital in excess of par value
Balance at beginning of year	86,575	84,796	82,597
Exercise of stock options	(116)	(37)	123
Stock-based compensation expense	3,324	3,238	2,797
Restricted stock awards	(1,678)	(1,290)	(935)
Tax effect on stock awards	(377)	(132)	173
Restricted stock forfeitures	94	—	41

Balance at end of year	87,822	86,575	84,796

Retained earnings
Balance at beginning of year	204,327	189,720	168,608
Net income	2,654	19,662	26,192
Common stock dividends declared	(5,022)	(5,055)	(5,080)

Balance at end of year	201,959	204,327	189,720

Treasury stock
Balance at beginning of year – 231,790; 134,609; and 141,974 shares, respectively	(11,978)	(5,693)	(5,000)
Shares purchased – 251,038; 131,947; and 36,314 shares, respectively	(15,266)	(7,866)	(2,224)
Forfeited restricted stock – 1,476; none; and 570 shares, respectively	(94)	—	(41)
Shares issued for incentive plans – 54,064; 34,766; and 44,249 shares, respectively	2,991	1,581	1,572

Balance at end of year – 430,240; 231,790; and 134,609 shares, respectively, at cost	(24,347)	(11,978)	(5,693)

Accumulated other comprehensive loss
Balance at beginning of year	(11,411)	(2,679)	(14,103)
Net change in other comprehensive income/(loss), net of income taxes	(183)	(8,732)	11,424

Balance at end of year	(11,594)	(11,411)	(2,679)

Total stockholders’ equity	$253,968	267,641	266,272

Dividends declared per common share	$.40	.40	.40

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

Accounts Receivable and Allowance for Doubtful Accounts — The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and is charged to the provision for doubtful accounts. The allowance is based upon review of specific receivables outstanding and considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. In the consolidated statements of income, bad debt expense is included in cost of sales. Provisions for bad debt expense were $133,000, $150,000, and $158,000 in 2015, 2014, and 2013, respectively. Charges to the allowance for doubtful accounts were $133,000, $188,000, and $137,000 in 2015, 2014, and 2013, respectively. At December 31, 2015 and 2014, the balance in the allowance account was $130,000 and $123,000, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

December 31, 2015

Note 1 – Significant Accounting Policies (cont.)

In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, the Company enters into tax-deferred, like-kind exchange (“LKE”) transactions when possible. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property, and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash, because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the Company-owned property, the proceeds are distributed to Deltic by the intermediary and are reclassified as available cash, and applicable income taxes are determined. Amounts deposited with a third party towards the potential future purchase of property are included in deferred charges and other assets in the consolidated balance sheets and as an investing activity as changes in funds held by trustee in the consolidated statements of cash flows. The Company had $1,000 of proceeds from land sales deposited with an LKE intermediary at December 31, 2015 and none at December 31, 2014. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, Deltic includes the assets held by the exchange accommodation titleholder in timber and timberlands assets on the consolidated balance sheets and recognizes any income or expense attributed to the property in the consolidated income statements.

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

December 31, 2015

Note 1 – Significant Accounting Policies (cont.)

Revenue from the leasing of land for hunting purposes is deferred when received and subsequently recognized over the one-year lease term, which begins September 1 of each year. At December 31, 2015 and 2014, the Company had deferred hunting lease revenue totaling $2,060,000 and $2,009,000, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities. Revenue from mineral lease rental payments is deferred when received and recognized ratably over the lease term. At December 31, 2015 and 2014, the Company had deferred mineral lease revenue of $446,000 and $1,140,000, respectively, of which $115,000 and $383,000 were included in other noncurrent liabilities for 2015 and 2014, respectively, and $331,000 and $757,000 were included in other current liabilities, respectively. Mineral royalty payments are recognized when received. Revenue from sales of timberland and real estate is recorded when the sale is closed and legal title is transferred and the buyer’s initial and continuing investment is adequate, which is generally at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are expected to be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance, which is established when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date. The Company continuously reviews state and federal tax returns for uncertain tax provisions. Liabilities for uncertain tax positions are recorded if it is deemed more-likely-than-not that the positions will not be sustained upon examination by the taxing authorities. These liabilities are adjusted in the period in which it is determined that the issue is settled with the relevant taxing authority, or there has been an expiration of statute of limitation for a tax year in question, or a change in tax laws, or other facts become known.

Property Taxes — Property taxes applicable to the Company’s assets are estimated and accrued in the period of assessment. At December 31, 2015 and 2014, the Company had accrued property tax expense totaling $1,932,000 and $1,894,000, respectively, reflected in the consolidated balance sheets in accrued taxes other than income taxes.

Share-Based Compensation — The Company applies a fair value-based measurement method in accounting for share-based payment transactions with employees, recognizing the cost as the services are performed. (For additional information, see Note 18 – Incentive Plans.)

Pensions and Other Postretirement Benefits — The Company sponsors both qualified and nonqualified, noncontributory, defined benefit retirement plans that cover all eligible employees, excluding employees of the subsidiaries. Benefits are based on years of service and final career-average-pay formulas as defined by the plans. The qualified plan is funded to accumulate sufficient assets to provide for accrued benefits and was frozen to new employees on January 1, 2015. The nonqualified plan, a supplemental executive plan, is not funded; payments to retirees due under this plan are made on a monthly basis.

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

December 31, 2015

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

Net periodic costs are recognized as employees render the services necessary to earn these post- retirement benefits. (For additional information, see Note 17 – Employee and Retiree Benefit Plans.)

Advertising Costs — Advertising costs, primarily related to marketing efforts for the Company’s real estate developments, are expensed as incurred. These costs amounted to $784,000 in 2015, $764,000 in 2014, and $716,000 in 2013 and are reflected in the consolidated statements of income.

Capitalized Interest — The Company capitalizes interest for qualifying assets during construction by applying the Company’s capitalization rate to the average amount of accumulated expenditures for the asset during the period. Interest is most often capitalized as an indirect cost for real estate development in the Company’s real estate operations. (For additional information, see Note 19 – Supplemental Cash Flows Disclosures.)

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

Net Change in Purchased Stumpage Inventory — Purchased stumpage inventory consists of timber-cutting rights purchased from third parties specifically for use in the Company’s sawmills. Depending on the timing of acquisition and usage of this acquired stumpage inventory, the net change in this inventory can either be a source or use of cash in the investing activities of the Company’s consolidated statements of cash flows.

Earnings per Common Share — Basic earnings per share is computed using the two-class method and is based on earnings available to common shareholders less accrued preferred dividends, if any, and the weighted average number of common shares outstanding. The diluted earnings per share amounts are computed based on earnings available to common shareholders and the weighted average number of common shares outstanding, including shares assumed to be issued under the Company’s stock incentive plans using the treasury-stock method, unless anti-dilutive. (For a reconciliation of amounts used in per share computations, see Note 20 – Earnings per Share.)

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

December 31, 2015

Note 1 – Significant Accounting Policies (cont.)

Effect of Recently Issued Authoritative Accounting Guidance — Financial Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company continues to evaluate the standard and has not yet selected a transition method but believes the standard is expected to have little impact on its consolidated financial statements and disclosures.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, “Interest: Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, FASB issued ASU No. 2015-15, “Interest: Imputation of Interest Presentation and Subsequent Measurement of Debt Insurance Costs Associated with Line-of-Credit Arrangements.” which amended ASU 2015-03 and provided guidance that debt issuance costs associated with line-of-credit arrangements may be presented in the balance sheet as assets. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. The new standard is effective on January 1, 2016, and early adoption of this standard is permitted. The Company has elected to adopt this standard on a retrospective basis as of and for the year ended December 31, 2015. (For additional information, see Note 9 – Change in Accounting Principle.)

In July 2015, FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using either the last-in, first-out (LIFO) or retail inventory method. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The update to the standard is effective for the Company on January 1, 2017 and is expected to have little impact on its consolidated financial statements and disclosures.

In November 2015, FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. The ASU is effective for the Company on January 1, 2017.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 2 – Inventories

Inventories at December 31 consisted of the following:

(Thousands of dollars)	2015	2014
Raw materials - Logs	$1,975	772
- Del-Tin – wood fiber	615	384
Finished goods - Lumber	4,142	4,168
- Medium density fiberboard (“MDF”)	2,516	3,889
- MDF consigned to others	1,031	926
Supplies	1,638	1,355

	$11,917	11,494

The Company utilizes the lower of cost or market basis for determining inventory-carrying values. Lumber and MDF inventory amounts at December 31, 2015 and 2014 are stated at the lower of cost or net realizable value.

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31 consisted of the following:

(Thousands of dollars)	2015	2014
Short-term deferred tax assets	$2,131	2,087
Refundable income taxes	3,062	2,537
Prepaid expenses	687	654
Other current assets	512	619

	$6,392	5,897

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

Prior to this acquisition the Company owned 50 percent of the membership interest of Del-Tin Fiber and reported it as an equity method investment. In accordance with ASC 805, Deltic accounted for the acquisition as a business combination achieved in stages. Thus, the Company remeasured the carrying amount of its previously held investment in the joint venture to current fair value and recorded

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 4 – Business Combinations (cont.)

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

The purchase price allocation resulted in the recognition of a gain on bargain purchase of approximately $3,413,000, which was included in the Consolidated Statements of Income for the year ended December 31, 2013. The gain on bargain purchase was the result of the fair value of the

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 4 – Business Combinations (cont.)

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

The following unaudited supplemental pro forma financial information for the years ended December 31, 2013 represents the results of operations of Deltic Timber Corporation as if the Del-Tin Fiber acquisition had occurred on January 1, 2012. This information is based on historical results of operations, adjusted for certain acquisition accounting adjustments, and does not purport to represent Deltic’s actual results of operations as if the acquisition transaction described above would have occurred as of January 1, 2012, nor is it necessarily indicative of future results.

Twelve Months Ended December 31,
(Thousands of dollars, except per share amounts)	2013
Net sales	$217,268
Net income	21,193
Basic earnings per common share	1.69
Diluted earnings per common share	1.68

Note 5 – Timber and Timberlands

Timber and timberlands at December 31 consisted of the following:

(Thousands of dollars)	2015	2014
Purchased stumpage inventory	$2,437	1,620
Timberlands	155,997	155,704
Fee timber	326,327	322,714
Logging facilities	1,221	2,720

	485,982	482,758
Less accumulated cost of fee timber harvested and facilities depreciation	(124,292)	(118,670)

Strategic timber and timberlands	361,690	364,088
Non-strategic timber and timberlands	166	322

	$361,856	364,410

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 5 – Timber and Timberlands (cont.)

Deltic acquired 514 acres of timberlands located in its current operating area in 2015 when cash payments of $824,000 were paid for 474 acres and 40 acres were acquired in a non-monetary exchange transaction. The Company paid cash of $118,203,000 to acquire 72,170 acres of timberland in 2014 and paid cash of $8,919,000 in 2013 for 7,004 acres. Deltic invests in and holds strategic fee timber as a productive asset, and any expenditure to acquire such timber and timberlands is an investing activity on the Company’s Consolidated Statements of Cash Flows.

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and to use the sales proceeds to purchase pine timberlands that are strategic to its operations. As the Company identifies these acres and determines that they are either smaller tracts of pine timberland that cannot be strategically managed or are tracts of hardwood bottomland that cannot be converted into pine-growing acreage, they will be sold. As of December 31, 2015 and 2014, approximately 250 acres and 655 acres, respectively, were available for sale. Included in the Woodlands operating income are gains from sales of timberland of $656,000, $857,000, and $1,715,000 in 2015, 2014, and 2013, respectively. Occasionally Deltic engages in land-for-land exchanges that are recorded as sales due to the nature of the land involved. In 2015, there were $25,000 of gains from non-monetary exchanges included in operating income, while there were no such exchange gains in 2014 or 2013.

Cost of fee timber harvested amounted to $7,110,000, $5,544,000, and $4,494,000 in 2015, 2014, and 2013, respectively. Depreciation of logging facilities was $98,000, $91,000, and $92,000 for the years 2015, 2014, and 2013, respectively.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment at December 31 consisted of the following:

(Thousands of dollars)	Range of Useful Lives	2015	2014
Land	N/A	$947	947
Land improvements	10-20 years	10,409	8,163
Buildings and structures	10-20 years	23,900	22,680
Machinery and equipment	3-15 years	158,385	152,641

		193,641	184,431
Less accumulated depreciation		(108,146)	(110,267)

		$85,495	74,164

Depreciation of property, plant, and equipment charged to operations was $13,888,000, $12,707,000, and $10,544,000 in 2015, 2014, and 2013, respectively. Gains or (losses) on disposals or retirements of assets included in operating income were $308,000, ($1,071,000), and $362,000 in 2015, 2014, and 2013, respectively. The 2015 gains are inclusive of the involuntary gain on conversion of assets at the Company’s MDF plant. (For additional information see Note 22 – Business Interruption Claim and Gain on Involuntary Conversion of Assets.) During 2015, the Company acquired the office building used as the corporate headquarters from a related party for $1,547,000. The final price for this purchase was the result of an arms-length negotiation based on appraisals prepared by separate independent appraisers hired by the Company and the owner of the building. The purchase is included in the capital expenditures reported in the Consolidated Statement of Cash Flows.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 7 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at December 31 consisted of the following:

(Thousands of dollars)	2015	2014
Deferred revenues – current	$2,877	3,310
Vacation accrual	1,360	1,312
Deferred compensation	619	1,166
All other current liabilities	2,751	1,435

	$7,607	7,223

Note 8 – Other Noncurrent Liabilities

Other noncurrent liabilities at December 31 consisted of the following:

(Thousands of dollars)	2015	2014
Accumulated postretirement benefit obligation	$12,295	12,343
Excess retirement plan	12,764	9,372
Accrued pension liability	15,698	14,955
Deferred revenue – long-term portion	115	383
All other noncurrent payables	1,487	2,287

	$42,359	39,340

Note 9 – Change in Accounting Principle

During the fourth quarter of 2015, the Company elected to early adopt the provisions of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” In accordance with provisions of the FASB topic on Accounting Changes and Error Corrections, all prior periods presented have been retrospectively adjusted to apply the change in accounting principle. A summary of the adjustments is presented below:

(Thousands of dollars)	Previous Accounting Method 2015	Effect of Change in Accounting Principle	As Reported 2015
Prepaid expenses and other current assets	$6,475	(83)	6,392

Deferred charges and other assets	$2,829	(164)	2,665

Current maturities, debt	$40,000	(83)	39,917

Long-term debt	$184,000	(164)	183,836

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 9 – Change in Accounting Principle (cont.)

(Thousands of dollars)	As Previously Reported 2014	Effect of Change in Accounting Principle	As Currently Reported 2014
Prepaid expenses and other current assets	$5,964	(67)	5,897

Deferred charges and other assets	$3,250	(70)	3,180

Long-term debt	$203,000	(137)	202,863

Note 10 – Credit Facilities

The Company has an agreement with SunTrust Bank together with other banks, which provides an unsecured and committed revolving credit facility totaling $430,000,000 and includes an option to request an increase in the amount of aggregate revolving commitments by $50,000,000, and includes options to request two twelve-month extensions of the facility maturity date. The credit facility was amended on August 25, 2015 to permit Deltic to expand its credit facilities so that the Company could enter into a new $100,000,000 Term Loan Credit Agreement with American AgCredit, PCA as described in Note 11 to the consolidated financial statements. The credit facility had $55,000,000 and $134,000,000, respectively, outstanding and included in long-term debt at December 31, 2015 and 2014. As of December 31, 2015 and 2014, $375,000,000 and $296,000,000, respectively, were available in excess of all borrowings outstanding under or supported by the respective facilities. Borrowings under the current agreement bear interest at a base rate or an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company’s total debt to capital ratio. The agreement contains certain restrictive financial covenants, including a leverage ratio of no greater than .65 to 1, minimum timber market value greater than 175 percent of outstanding total senior indebtedness, and limitations on the incurrence of debt. Fees associated with the current revolving credit facility include a commitment fee of .20 to .35 percent per annum on the unused portion of the committed amount. (For additional information, see Note 23 – Subsequent Events.)

The Company may also borrow up to $1,000,000 under a short-term credit facility with BancorpSouth. The agreement expires December 31, 2016, with annual renewal. The amount available to the Company under this facility is reduced by any borrowings by the Company. As of December 31, 2015 and 2014, Deltic had no borrowings outstanding under this line of credit, resulting in $1,000,000 available to the Company. Borrowings bear interest based upon the New York Prime rate. Deltic also has an agreement with BancorpSouth to provide letters of credit. New letters of credit are requested by the Company and are approved and issued by BancorpSouth on a case-by-case basis. Outstanding letters of credit as of December 31, 2015 and 2014 were $491,000 and $620,000, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 11 – Indebtedness

The Company’s indebtedness at December 31 consisted of the following:

(Thousands of dollars)	2015	2014
Notes payable, 2.01%¹, due 2019 (See Note 10 – Credit Facilities)	$55,000	134,000
Senior notes payable, 6.10%, due 2016	40,000	40,000
Term loan credit agreement, 4.05%, due 2025	100,000	—
Union County, Arkansas Taxable Industrial Revenue Bonds, .23%², due 2027	29,000	29,000

	224,000	203,000
Less unamortized debt issuance costs	(247)	(137)

Total debt, net	223,753	202,863
Less current maturities	(39,917)	—

Long term debt	$183,836	202,863

¹	Weighted average interest rate for Notes payable at December 31, 2015 and 2014 was 2.01% and 1.67%, respectively.

²	Weighted average interest rate for Bonds at December 31, 2015 and 2014 was .23% and .29%, respectively.

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

Deltic entered into a new $100,000,000 ten-year term loan credit agreement (the “Credit Agreement”) with American AgCredit, PCA, effective August 27, 2015. The Credit Agreement has a 4.05 percent fixed rate of interest and a maturity date of August 27, 2025. The Credit Agreement has the same financial covenants as those found in the Company’s Second Amended and Restated Revolving Credit Agreement as amended on August 25, 2015.

With consolidation of Del-Tin Fiber into the Company’s financial statements on April 1, 2013, Deltic’s long-term debt includes $29,000,000 in Union County, Arkansas Taxable Industrial Revenue Bonds (Del-Tin Fiber project) 1998 Series due October 1, 2027 (the “Bonds”). The Bonds were issued by Union County, Arkansas in the amount of $60,000,000 in December 1998 to finance completion of the construction of the MDF plant, as well as the acquisition, construction, and improvement of certain sewage and solid waste disposal facilities related to the MDF plant. On September 1, 2004, $31,000,000 of the Bonds were retired. Neither the State of Arkansas, nor Union County, Arkansas has any liability under the Bonds. Del-Tin Fiber and Union County contemporaneously entered into a lease agreement (the “Lease Agreement”) that obligated Del-Tin Fiber to make lease payments in an amount necessary to fund the debt service on the Bonds. A letter of credit was issued to support the respective

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 11 – Indebtedness (cont.)

Bonds under the Loan Agreement and the Lease Agreement with Union County, Arkansas. Fees associated with the letter of credit included $488,000 in 2015 and $475,000 in 2014 and are included in interest expense in the Consolidated Statements of Income. The Company has unconditionally guaranteed the payment of all amounts owing under the Bonds to the bondholders. The Company’s indebtedness has been presented in these financial statements as though the Company was directly liable for the Bonds. If the Bonds are not remarketed as allowed under the agreement, the letter of credit and the commitment of the lenders are available to support repayment. Prior to the April 1, 2013 acquisition of Del-Tin Fiber, Deltic was a guarantor of one-half of the letter of credit supporting the Bonds. These Bonds bear interest at a variable rate determined weekly by the remarketing agent of the Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The average interest rate on the Bonds was .28 percent in 2015, .29 percent in 2014, and .38 percent in 2013.

As of December 31, 2015, the scheduled maturities of long-term debt for the next five years are $40,000,000 in 2016, none in 2017 or 2018, $55,000,000 in 2019 and none in 2020. (For additional information regarding financial instruments, see Note 10 – Credit Facilities and Note 14 – Fair Value of Financial Instruments.)

The table below sets forth the ratio requirements of the covenants in the revolving credit facility, Senior Notes Payable, and the Term Loan Credit Agreement and the status with respect to these covenants as of December 31, 2015 and 2014.

	Covenants Requirements		Actual Ratios at Dec. 31, 2015	Actual Ratios at Dec. 31, 2014
Leverage ratio should be less than:[1]	.65 to 1		.469 to 1	.432 to 1
Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	74.01%	74.94%

[1]

The leverage ratio is calculated as total debt divided by total capital employed. Total debt includes indebtedness for borrowed money, secured liabilities, obligations in respect of letters of credit, and guarantees. Total capital employed is the sum of total debt and net worth. Net worth is calculated as total assets minus total liabilities, as reflected on the balance sheet. This covenant is applied at the end of each quarter.

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

December 31, 2015

Note 11 – Indebtedness (cont.)

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

Note 12 – Income Taxes

The components of income tax expense/(benefit) related to pre-tax income for the years ended December 31, 2015, 2014, and 2013 are as follows:

(Thousands of dollars)	2015	2014	2013
Federal
Current	$1,508	9,959	10,237
Deferred	(590)	(961)	138

	918	8,998	10,375

State
Current	510	887	2,154
Deferred	(328)	(292)	103

	182	595	2,257

Total income tax expense	$1,100	9,593	12,632

The following table provides a reconciliation of the Company’s income tax expense at the statutory U.S. federal rate of 35 percent to the actual income tax expense for the years ended December 31, 2015, 2014, and 2013.

(Thousands of dollars)	2015	2014	2013
U.S. federal income tax using statutory tax rate	$1,260	10,239	13,588
State tax, net of federal tax benefit	121	1,130	1,458
Permanent differences	(89)	(1,000)	(1,219)
Tax effects resulting from:
Rate difference on timber gains	(192)	—	—
Gain on bargain purchase	—	—	(1,195)
Reversal of uncertain state income tax position	—	(776)	—

Income tax provision as reported	$1,100	9,593	12,632

The effective income tax rate in 2015 benefitted from the passage in December 2015 of federal legislation which reduced the maximum income tax rate to 23.8 percent for the tax year 2016 on timber gains for trees held by the Company for longer than 15 years. Income tax benefits of $192,000 were recognized in 2015 due to the change in income tax rate applied to the amount of temporary differences expected to be realized in timber gains in 2016.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 12 – Income Taxes (cont.)

The Company’s deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 consisted of the following:

(Thousands of dollars)	2015	2014
Deferred tax assets
Investment in real estate held for development and sale	$17,564	17,286
Postretirement and other employee benefits	21,725	20,086
Other deferred tax assets	1,861	2,093

Total deferred tax assets	41,150	39,465

Deferred tax liabilities
Timber and timberlands	(27,950)	(27,191)
Property, plant, and equipment	(11,370)	(11,021)
Other deferred tax liabilities	(224)	(268)

Total deferred tax liabilities	(39,544)	(38,480)

Net deferred tax assets/(liabilities)	$1,606	985

The deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets as follows:

(Thousands of dollars)	2015	2014
Current tax assets	$2,131	2,087
Long-term tax liabilities	(525)	(1,102)

Net deferred tax assets/(liabilities)	$1,606	985

In assessing the realizability of deferred tax assets, Deltic’s management considers whether it is more-likely-than-not that some portion or all of the Company’s total deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more-likely-than-not that the Company will realize the benefits of its deferred tax assets at December 31, 2015, as reductions of future taxable income or by utilizing available tax planning strategies. However, the amount of the net deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised. Any liabilities established for unrecognized tax benefits may not be combined with deferred tax assets or liabilities, except when offset by net operating losses.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 12 – Income Taxes (cont.)

There were no unrecognized tax benefits at December 31, 2015 or 2014 and a reconciliation of the beginning and ending amount of unrecognized tax benefits for the period ending December 31, 2014 (excluding both interest and any related federal benefits) is as follows:

(Thousands of dollars)	2014
Balance at January 1	$1,185
Lapse of statute	(1,185)

Balance at December 31	$—

The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the third quarter of 2014, the accrued liability balances for interest expense and the penalties related to the uncertain tax liabilities, mentioned above, were reversed and recognized as reductions to interest expense and an increase in other income, respectively. The Company is no longer subject to federal and state income tax examination by tax authorities for years before 2012.

Note 13 – Stockholders Rights Plan

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 14 – Fair Value of Financial Instruments (cont.)

Information pertaining to the fair value of the pension plan assets is found in Note 17 – Employee and Retiree Benefit Plans.

The following is a description of the valuation methodologies used for liabilities measured at fair value.

Nonqualified Employee Savings Plan — Consists of mutual funds, which are valued at the net asset value of shares held by the plan at year-end, at quoted market prices.

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at December 31, 2015 are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2015	Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$1,488	1,488	—	—

Long-term Debt, Including Current Maturities — The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be refinanced.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2015 and 2014. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	2015		2014
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current maturities	$223,753	225,123	202,863	207,077

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 15 – Concentration of Credit Risks

Financial instruments, which potentially subject the Company to credit risk, are trade accounts receivable. These receivables normally arise from the sale of wood products, MDF, and real estate. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company’s customer base. No single recurring customer accounted for a significant amount of the Company’s sales of wood products, MDF, or real estate in 2015, 2014, or 2013. At December 31, 2015, there was one significant accounts receivable of $844,000 from a single customer and at December 31, 2014 there were none. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to support accounts receivable.

Note 16 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component for the twelve months ended December 31, 2015, 2014, and 2013:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post- Retirement Benefit Plan	Total
AOCL at January 1, 2015	$(7,615)	(3,064)	(732)	(11,411)
Amounts reclassified from AOCL	512	369	20	901
Net gain/(loss) arising during period	32	(1,614)	498	(1,084)

Net current period other comprehensive income/(loss)	544	(1,245)	518	(183)

AOCL at December 31, 2015	$(7,071)	(4,309)	(214)	(11,594)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post- Retirement Benefit Plan	Total
AOCL at January 1, 2014	$(2,410)	(482)	213	(2,679)
Amounts reclassified from AOCL	111	173	(121)	163
Net loss arising during period	(5,316)	(2,755)	(824)	(8,895)

Net current period other comprehensive loss	(5,205)	(2,582)	(945)	(8,732)

AOCL at December 31, 2014	$(7,615)	(3,064)	(732)	(11,411)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 16 – Other Comprehensive Income Disclosures (cont.)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post- Retirement Benefit Plan	Total
AOCL at January 1, 2013	$(9,553)	(3,380)	(1,170)	(14,103)
Amounts reclassified from AOCL	529	38	(116)	451
Net gain arising during period	6,614	2,860	1,499	10,973

Net current period other comprehensive income	7,143	2,898	1,383	11,424

AOCL at December 31, 2013	$(2,410)	(482)	213	(2,679)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components

	For the Year Ended December 31, 2015
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post- Retirement Benefit Plan	Total
Amortization of prior service costs	$4	—	—	4
Amortization of actuarial losses	839	607	79	1,525
Amortization of plan amendment	—	—	(46)	(46)

Total before tax	843	607	33	1,483
Income tax benefit/(expense)	(331)	(238)	(13)	(582)

Total reclassifications – net of tax	$512	369	20	901

	For the Year Ended December 31, 2014
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post- Retirement Benefit Plan	Total
Amortization of prior service costs	$17	(7)	—	10
Amortization of actuarial losses	165	292	—	457
Amortization of plan amendment	—	—	(199)	(199)

Total before tax	182	285	(199)	268
Income tax benefit/(expense)	(71)	(112)	78	(105)

Total reclassifications – net of tax	$111	173	(121)	163

Amounts in parentheses indicate expenses. These items are included in the computation of net periodic retirement and postretirement costs. See Note 17 – Employee and Retiree Benefit Plans.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 16 – Other Comprehensive Income Disclosures (cont.)

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

Amounts in parentheses indicate expenses. These items are included in the computation of net periodic retirement and postretirement costs. See Note 17 – Employee and Retiree Benefit Plans.

Tax Effects by Component

	For the Year Ended December 31, 2015
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Gains/(losses) arising during the period	$(1,784)	700	(1,084)
Amortization of prior service costs	4	(2)	2
Amortization of actuarial losses/(gains)	1,525	(598)	927
Amortization of plan amendment	(46)	18	(28)

	$(301)	118	(183)

	For the Year Ended December 31, 2014
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Gains/(losses) arising during the period	$(14,636)	5,741	(8,895)
Amortization of prior service costs	10	(4)	6
Amortization of actuarial losses/(gains)	457	(179)	278
Amortization of plan amendment	(199)	78	(121)

	$(14,368)	5,636	(8,732)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 16 – Other Comprehensive Income Disclosures (cont.)

Tax Effects by Component (cont.)

	For the Year Ended December 31, 2013
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Gains/(losses) arising during the period	$18,054	(7,081)	10,973
Amortization of prior service costs	7	(3)	4
Amortization of actuarial losses/(gains)	934	(366)	568
Amortization of plan amendment	(199)	78	(121)

	$18,796	(7,372)	11,424

Note 17 – Employee and Retiree Benefit Plans

The Company has a funded, qualified defined benefit retirement plan (“Retirement Plan”) that covers each employee of Deltic Timber Corporation, excluding employees of the subsidiaries, who were employed on December 31, 2014 and had completed 1,000 hours of service for a twelve-month period, once employment has commenced, and continues to meet both the 1,000 hours requirement and the employment requirement for each twelve-month period. Effective December 31, 2014, the Retirement Plan was closed to new participants. An unfunded, nonqualified supplemental executive retirement plan is maintained for certain current and former employees. All contributions to both plans are made by the Company. The plans provide defined benefits based on years of benefit service and average monthly compensation as defined by the Company’s Retirement Plan. The Company determines the vested benefit obligation on the actuarial present value based on the employee’s expected date of retirement. For the December 31, 2015 measurement of Deltic’s defined benefit obligations, the Company selected the RP-2014 Mortality Tables using Projection Scale MP-2015 as issued by the Society of Actuaries, since it was determined that those rates represented the best estimate of mortality for the participants in the Company’s plans. The Company also sponsors a plan for retired employees, excluding employees of the subsidiaries, that provides comprehensive healthcare benefits (supplementing Medicare benefits, for those eligible) and life insurance benefits. Costs are accrued for this plan during the service lives of covered employees. Retirees contribute a portion of the self-funded cost of healthcare benefits and the Company contributes the remainder. The Company pays premiums for life insurance coverage arranged through an insurance company. The health care plan is funded on a pay-as-you-go basis. The Company retains the right to modify or terminate the benefits and/or cost-sharing provisions.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 17 – Employee and Retiree Benefit Plans (cont.)

The following table sets forth the plans’ benefit obligations, fair value of plan assets, and funded status at December 31, 2015 and 2014.

	Defined Benefit Funded Retirement Plan		Defined Benefit Unfunded Retirement Plan		Other Postretirement Benefit Plan
(Thousands of dollars)	2015	2014	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of period	$47,750	37,010	9,644	4,690	12,698	10,756
Service cost	1,959	1,476	518	302	527	418
Interest cost	2,021	1,839	494	373	559	497
Participant contributions	—	—	—	—	92	88
Actuarial (gain)/loss	(2,406)	8,626	2,655	4,534	(819)	1,355
Benefits paid	(1,266)	(1,201)	(275)	(255)	(382)	(416)

Benefit obligation at end of period	$48,058	47,750	13,036	9,644	12,675	12,698

Change in plan assets
Fair value of plan assets at beginning of period	$32,795	30,627	—	—	—	—
Actual return on plan assets	240	2,327	—	—	—	—
Employer contributions	775	1,200	275	255	290	328
Participant contributions	—	—	—	—	92	88
Benefits paid	(1,266)	(1,201)	(275)	(255)	(382)	(416)
Expenses	(184)	(158)	—	—	—	—

Fair value of plan assets at end of period	$32,360	32,795	—	—	—	—

Funded status of plans	$(15,698)	(14,955)	(13,036)	(9,644)	(12,675)	(12,698)

Amounts recognized in the balance sheet
Current liability	$—	—	(272)	(272)	(380)	(355)
Noncurrent liability	$(15,698)	(14,955)	(12,764)	(9,372)	(12,295)	(12,343)
Deferred income taxes – net	$6,157	5,866	5,113	3,783	4,647	4,981
Accumulated other comprehensive (income)/loss	$7,071	7,615	4,308	3,064	215	732

Amounts recognized in accumulated other comprehensive loss
Net unrecognized (gain)/loss	$11,633	12,525	7,088	5,041	334	1,231
Unrecognized prior service cost/(credit)	—	4	—	—	—	(46)
Tax effects	(4,562)	(4,914)	(2,780)	(1,977)	(119)	(453)

	$7,071	7,615	4,308	3,064	215	732

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 17 – Employee and Retiree Benefit Plans (cont.)

	Defined Benefit Funded Retirement Plan		Defined Benefit Unfunded Retirement Plan		Other Postretirement Benefit Plan
(Thousands of dollars)	2015	2014	2015	2014	2015	2014
Assumptions used in measurement of benefit obligations
Weighted average discount rate	4.47%	4.21%	4.47%	4.21%	4.50%	4.25%
Rate of compensation increase	4.00%	4.00%	5.00%	4.00%	N/A	N/A
Accumulated benefit obligations at year end	$42,829	40,720	8,813	6,792	N/A	N/A

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

(Thousands of dollars)	2015	2014	2013
Defined benefit funded retirement plan
Service cost	$1,959	1,476	1,549
Interest cost	2,021	1,839	1,557
Expected return on plan assets	(2,410)	(2,290)	(1,894)
Amortization of prior service cost	4	17	18
Amortization of actuarial loss	839	165	852

Net periodic benefit cost	$2,413	1,207	2,082

Defined benefit unfunded retirement plan
Service cost	$518	302	143
Interest cost	494	373	193
Amortization of prior service credit	—	(7)	(11)
Amortization of actuarial loss	607	292	74

Net periodic benefit cost	$1,619	960	399

Other postretirement benefit plan
Service cost	$527	418	450
Interest cost	559	497	431
Amortization of prior service credit	(46)	(199)	(199)
Amortization of actuarial loss	79	—	8

Net periodic benefit cost	$1,119	716	690

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 17 – Employee and Retiree Benefit Plans (cont.)

(Thousands of dollars)	2015	2014	2013
Assumptions used to determine net periodic benefit cost – defined benefit pension plans
Weighted average discount rate	4.21%	4.84%	3.94%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit cost – other postretirement plan
Weighted average discount rate	4.25%	4.85%	3.90%
Other changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss
Net unrecognized loss/(gain)	$1,784	14,636	(18,054)
Amortization of prior service credit	(4)	(10)	(7)
Amortization of actuarial losses	(1,525)	(457)	(934)
Amortization of plan amendment	46	199	199
Tax effect of changes	(118)	(5,636)	7,372

Total recognized in other comprehensive (income)/loss	$183	8,732	(11,424)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Other Post- Retirement Benefit Plan
Estimated benefit payments by year
2016	$1,434	272	380
2017	1,563	269	426
2018	1,722	266	465
2019	1,883	263	516
2020	2,099	259	553
2021 – 2025	13,355	4,655	3,225

The estimated net loss for the defined benefit funded and unfunded retirement pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1,468,000.

The amount of projected expense in 2016 for the defined benefit funded and unfunded retirement plans are expected to be $2,393,000 and $1,730,000, respectively. The Company expects to make contributions during 2016 of approximately $600,000 to the defined benefit funded retirement plan, $272,000 to fund benefits paid from its defined benefit unfunded retirement plan, and approximately $380,000 to fund the other postretirement benefit plan.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 17 – Employee and Retiree Benefit Plans (cont.)

The discount rate assumption used by the Company to measure benefit obligations and net periodic expenses is based on a spot-rate yield curve using current rates of return on high-quality fixed-income investments at the measurement date, reflect the rates at which the pension benefits can be effectively settled and is used to determine the present value of the expected future cash flows at the measurement date. Additionally, a single rate is determined so that the present value of the benefit obligations using the single rate equals the present value using the spot rate yield curve. The yield curve only includes bonds that meet the following criteria: (1) have maturities between 6 months and 30 years; (2) are noncallable, nonputable, and do not have a sinking fund provision; (3) have fixed coupon payments with a single payment at maturity; (4) have more than $250 million par outstanding; (5) are U.S. dollar-denominated bonds; and (6) have an average rating of AA- (S&P/Fitch) or Aa3 (Moody’s) and higher. Any taxable municipal bond, “Build America” bonds, or bonds that are issued by any U.S. Government entity that fit under the above criteria are excluded.

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

In determining the benefit obligation for health care at December 31, 2015, health care inflation cost was assumed to increase at an annual rate of five percent in 2015. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point increase in the assumed health care cost trend rate would increase the aggregate service and interest cost components of periodic benefit cost for 2015 by $222,000 and the benefit obligation by $2,085,000, while a one percentage-point decrease in the assumed rate would decrease the 2015 cost components by $172,000 and the benefit obligation by $1,652,000.

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

Not more than 2.5 percent of the market value of Plan assets may be held in the securities of any single issuer with the exception of the U.S. government or its agencies. As of December 31, 2015, less than three percent of the total market value of the Plan assets was invested in collateralized mortgage obligations and asset-backed security issues.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 17 – Employee and Retiree Benefit Plans (cont.)

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 17 – Employee and Retiree Benefit Plans (cont.)

The following table sets forth by level within the fair value hierarchy the Plan’s investments at fair value as of December 31, 2015.

	Fair Value Measurements at Reporting Date Using
(Thousands of dollars)	Percent of Total	Total Carrying Value at Dec. 31, 2015	Level 1	Level 2	Level 3
Plan Investments
Cash and cash equivalents	2.3	$738	738	—	—
Other	.1	46	46	—	—
U.S. Govt. and agency securities	15.7	5,093	2,901	2,192	—
Corporate debt obligations	9.7	3,144	—	3,144	—
Municipal debt obligations	.3	95	—	95	—
Mutual funds:
Dividends and growth	34.2	11,057	11,057	—	—
International and emerging markets	5.4	1,739	1,739	—	—
Fixed income	2.3	733	733	—	—
Exchange-traded funds	22.1	7,148	7,148	—	—
Alternative investment funds	7.9	2,567	—	—	2,567

Total plan investments at fair value	100.0	$32,360	24,362	5,431	2,567

Percent of fair value hierarchy		100	75.3	16.8	7.9

The following table sets forth the activity in the Level 3 investments for the year ended December 31, 2015.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Thousands of dollars)	Alternative Investment Funds
Beginning balance at December 31, 2014	$2,189
Actual return on plan assets:
Relating to assets still held at the reporting date	(122)
Purchases, sales, and settlements	500

Ending balance at December 31, 2015	$2,567

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 17 – Employee and Retiree Benefit Plans (cont.)

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 17 – Employee and Retiree Benefit Plans (cont.)

Thrift Plan — Employees of the Company and subsidiaries may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s allotment and also provides non-elective contributions. Company contributions to this plan were $935,000 in 2015, $829,000 in 2014, and $792,000 in 2013.

Note 18 – Incentive Plans

Stock Incentive Plan

On April 26, 2012, the Company’s shareholders approved an amendment to extend the Deltic Timber Corporation 2002 Stock Incentive Plan (“the 2002 Plan”) for ten years to April 26, 2022 and change the maximum number of shares which may be awarded in any calendar year as restricted stock and restricted stock units or other stock-based awards to 75,000 shares. The 2002 Plan replaced the 1996 Stock Incentive Plan, which was terminated. The 2002 Plan permits annual awards of shares of the Company’s common stock to executives, other key employees, and nonemployee directors. Under the plan, the Executive Compensation Committee (“the Committee”) is authorized to grant: (1) stock options; (2) restricted stock and restricted stock units; (3) performance units; and (4) other stock-based awards, including stock appreciation rights and rights to dividends and dividend equivalents. The number of shares originally registered for issuance under the 2002 Plan was 1,800,000 shares. Additional shares may be issued if an adjustment is determined necessary by the Committee as the result of dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At December 31, 2015, 796,413 of these 1,800,000 shares were available for award under the 2002 Plan. No participant in the 2002 Plan may receive options and stock appreciation rights in any calendar year that relates to more than 50,000 shares, and the maximum number of shares, which may be awarded as restricted stock and restricted stock units or other stock-based awards, is 75,000 shares. The Company has a policy of issuing treasury stock to satisfy all share-based incentive plans.

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

The expected option term is based on the term of the option and historical exercise and expiration experience. The Company uses historical volatility over a ten-year trading life to determine weighted expected volatility assumptions. The expected dividend yield is based on the Company’s average dividend yield from 2011 to 2014. Risk-free interest rates are based on historical rates and forward-looking factors. The pre-vesting forfeiture rate is based on past forfeiture rates and expected trends.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 18 – Incentive Plans (cont.)

Assumptions for the 2015, 2014, and 2013 valuation of stock options and restricted stock performance units consisted of the following:

	2015	2014	2013
Expected term of options (in years)	6.27	6.27	6.27
Weighted expected volatility	38.64%	37.38%	37.78%
Dividend yield	.56%	.55%	.58%
Risk-free interest rate - performance restricted shares	1.15%	1.23%	.60%
Risk-free interest rate - stock options	1.92%	2.99%	1.98%
Stock price as of valuation date	$65.89	63.21	71.35
Restricted performance share valuation	$77.52	80.56	87.74
Grant date fair value - stock options	$24.40	21.87	26.20

The consolidated statements of income for the years ended December 31, 2015, 2014, and 2013 included $3,324,000, $3,238,000, and $2,797,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. The potential excess income tax benefit derived from all share-based payment arrangements with employees was $36,000, $160,000, and $409,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

A summary of stock options as of December 31, 2015, and changes during the year ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000)
Outstanding at January 1, 2015	151,753	$60.99
Granted	22,494	65.89
Exercised	(24,897)	48.11
Forfeited/expired	(1,480)	65.51

Outstanding at December 31, 2015	147,870	$63.86	6.2	$182

Exercisable at December 31, 2015	87,795	$62.17	4.9	$182

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 18 – Incentive Plans (cont.)

The intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $430,000, $124,000, and $513,000, respectively. At December 31, 2015, there was $909,000 of unrecognized compensation cost related to nonvested stock options. The weighted average period remaining to vest is 1.5 years.

Additional information about stock options outstanding at December 31, 2015, consisted of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Average Life in Years	Average Exercise Price	Number of Options	Average Exercise Price
$31.00—$35.00	658	3.1	$34.41	658	$34.41
$41.00—$45.00	2,774	4.1	$44.84	2,774	$44.84
$51.00—$55.00	20,230	1.3	$52.59	20,230	$52.59
$56.00—$65.00	51,995	6.6	$63.38	32,664	$63.47
$66.00—$75.00	72,213	7.4	$68.36	31,469	$69.09

	147,870			87,795

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

A summary of nonvested restricted stock as of December 31, 2015, and changes during the year then-ended are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2015	85,410	$66.51

Granted	21,005	66.06
Vested	(18,682)	63.54

Forfeited	(628)	67.00

Nonvested at December 31, 2015	87,105	$67.04

As of December 31, 2015, there was $2,380,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.6 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 18 – Incentive Plans (cont.)

Performance Units — Performance units granted under the 2002 Plan may be denominated in cash, common shares, other securities, other awards allowed under the 2002 Plan, or other property and shall confer on the holder thereof rights valued as determined by the Committee and payable to, or exercisable by, the holder, in whole or in part, upon achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the 2002 Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance unit granted, and any payment or transfer to be made pursuant to any performance unit shall be determined by the Committee. During 2015, 2014, and 2013, the Company issued performance units in the form of restricted stock with specified performance requirements. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason. Performance units granted since 2003 have vested after four years, and the stock-based compensation is recognized on a straight-line basis over the requisite service period for the entire award. During 2015 and 2014, the performance shares granted in 2011 and 2010, respectively, did not meet vesting conditions and were returned to treasury stock.

A summary of nonvested restricted stock performance units as of December 31, 2015, and changes during the year then-ended are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2015	56,586	$85.78

Granted	20,297	77.52
Units not meeting vesting conditions	(12,135)	85.56
Forfeited	(848)	83.06

Nonvested at December 31, 2015	63,900	$83.24

As of December 31, 2015, there was $2,316,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 18 – Incentive Plans (cont.)

Cash Incentive Compensation Plan

The Company has an incentive compensation plan that provides for annual cash awards to officers and key employees based on actual results for a year compared to objectives established at the beginning of that year by the Executive Compensation Committee, which administers the Plan. The Company recorded expenses for cash incentive awards of $16,000, $586,000, and $2,549,000 in 2015, 2014, and 2013, respectively. The Company had accrued provisions for cash incentive awards totaling $50,000 and $400,000 at December 31, 2015 and 2014, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities.

Note 19 – Supplemental Cash Flows Disclosures

Additional information concerning cash flows at December 31 consisted of the following:

(Thousands of dollars)	2015	2014	2013
Income taxes paid in cash	$2,517	14,976	11,042
Interest paid	5,679	5,420	3,954
Interest capitalized	(103)	(70)	(53)

Non-cash investing and financing activities excluded from the Consolidated Statement of Cash Flows include:

(Thousands of dollars)	2015	2014	2013
Issuance of restricted stock	$1,677	1,290	935
Capital expenditures accrued, not paid	1,603	738	1,271
Timberland exchanges	39	—	—
Fair value of Del-Tin Fiber net assets acquired	—	—	19,369

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

(Thousands of dollars)	2015	2014	2013
Trade accounts receivable	$2,091	(1,756)	2,178
Other receivables	(11)	8	(6)
Inventories	(423)	945	(2,740)
Prepaid expenses and other current assets	(441)	(2,543)	(184)
Trade accounts payable	420	(2,123)	3,701
Accrued taxes other than income taxes	(31)	(61)	216
Deferred revenues and other accrued liabilities	1,302	(3,644)	2,718

	$2,907	(9,174)	5,883

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 19 – Supplemental Cash Flows Disclosures (cont.)

Cash flows provided by other operating activities included a decrease in deferred long-term mineral lease rental revenue of $267,000 in 2015, $266,000 in 2014, and $1,635,000 in 2013. Total cash payments received were $81,000 in 2015, $711,000 in 2014, and $30,000 in 2013. These payments will be recognized over the term of the lease.

Note 20 – Earnings per Share

The amounts used in computing earnings per share and the effect on income and weighted-average number of shares outstanding of dilutive potential common stock consisted of the following at December 31:

(Thousands of dollars, except per share amounts)	2015	2014	2013
Net earnings allocated to common stock	$2,623	19,445	25,924
Net earnings allocated to participating securities	31	217	268

Net income allocated to common stock and participating securities	$2,654	19,662	26,192

Weighted average number of common shares used in basic EPS	12,407	12,497	12,566
Effect of dilutive stock awards	60	56	58

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,467	12,553	12,624

Earnings per common share
Basic	$.21	1.56	2.06
Assuming dilution	$.21	1.55	2.05

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

The following table provides information about potentially dilutive securities that were outstanding but were not included in the computation of diluted earnings per share, because they were anti-dilutive or, in the case of the restricted performance shares, did not meet the metrics established for awarding:

	2015	2014	2013
Options	72,213	76,968	50,197
Restricted performance shares	63,900	56,586	52,625

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 21 – Commitments and Contingencies

Commitments — Commitments for capital expenditures at December 31, 2015 were approximately $317,000 for timberland acquisitions, $30,632,000 for property, plant, and equipment; and $4,504,000 for investment in real estate held for development and sale.

The Company is also involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

Note 22 – Business Interruption Claim and Gain on Involuntary Conversion of Assets

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

Note 23 – Subsequent Events

Effective January 6, 2016, Deltic entered into a second amendment to the Company’s Second Amended and Restated Revolving Credit Agreement with the consent of the lenders thereto, in which it exercised the first of its two options and extended the termination date by one year to November 17, 2020.

On February 4, 2016, and pursuant to its Second Amended and Restated Revolving Credit Agreement, Deltic elected to replace two lenders in the Credit Agreement. Accordingly the respective rights and

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 23 – Subsequent Events (cont.)

obligations of Wells Fargo Bank, NA and Branch Banking and Trust Company were assigned to one new lender, Greenstone Farm Credit Services, ACA, and one existing lender, American AgCredit, PCA, in the amounts of $27,000,000 and $123,000,000, respectively.

On February 18, 2016, Deltic Timber Corporation announced that its Board of Directors had authorized management to expand the Company’s Common Stock repurchase program by $20,000,000. This authorization came as the Company had repurchased stock in an amount representing over 90 percent of the previously approved amount in its stock repurchase program.

Note 24 – Business Segments

The Company’s four reporting segments consist of Deltic’s three operating business units and its corporate function. Each reporting entity has a separate management team and infrastructure that offers different products or services.

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

The Manufacturing segment consists of Deltic’s two sawmills which convert timber into lumber and Del-Tin Fiber, a plant which converts sawmill residuals and an adhesive bond into MDF. The sawmills purchase timber from third parties or the Company’s Woodlands segment. The MDF plant purchases sawmill residuals from third parties and from the Company’s sawmills. The mills produce a variety of products, including dimension lumber, boards, and timbers, while the MDF plant produces several different grades of MDF. The Manufacturing segment’s products are sold primarily to wholesale distributors, large retailers, lumber treaters, industrial accounts, and manufacturers in the South and Midwest and are used in residential construction, roof trusses, remanufactured products, laminated beams, cabinets, flooring, and door parts.

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

December 31, 2015

Note 24 – Business Segments (cont.)

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

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	2015	2014	2013
Net sales
Woodlands	$38,770	37,008	33,834
Manufacturing[2,3]	160,688	189,561	167,955
Real Estate	15,276	16,283	11,734
Eliminations[1]	(20,883)	(15,497)	(13,821)

	$193,851	227,355	199,702

Income before income taxes
Operating income/(loss)
Woodlands	$20,141	19,113	16,749
Manufacturing[2,3]	8,381	31,440	38,496
Real Estate	453	1,115	(1,430)
Corporate	(17,325)	(17,405)	(17,994)
Eliminations	(632)	133	(158)

Operating income	11,018	34,396	35,663
Equity in earnings of Del-Tin Fiber[2]	—	—	1,084
Interest income	4	5	13
Interest and other debt expense, net of capitalized interest	(7,526)	(5,430)	(4,578)
Gain on bargain purchase	—	—	3,413
Other income	258	284	3,229

	$3,754	29,255	38,824

Total assets at year-end
Woodlands	$360,124	363,436	247,156
Manufacturing[2]	92,077	80,023	85,837
Real Estate	59,744	57,646	59,549
Corporate[4]	27,222	26,027	18,802

	$539,167	527,132	411,344

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$7,351	5,765	4,785
Manufacturing[2]	13,315	12,147	9,910
Real Estate	367	355	343
Corporate	63	75	93

	$21,096	18,342	15,131

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 24 – Business Segments (cont.)

(Thousands of dollars)	2015	2014	2013
Capital expenditures
Woodlands	$3,667	4,038	3,836
Manufacturing[2,3]	24,363	12,311	16,532
Real Estate	8,071	3,934	4,267
Corporate	1,704	49	14

	$37,805	20,332	24,649

Timberland acquisition expenditures	$863	118,203	8,919

[1]	Primarily intersegment sales of timber from Woodlands to Manufacturing.

[2]	Del-Tin Fiber became a consolidated subsidiary, reported in the Manufacturing segment, upon acquisition of 100 percent interest of its ownership effective April 1, 2013.

[3]	During March 2015, the Company experienced a fire in the press area at its MDF plant in El Dorado that affected the operating results.

[4]	Includes balance of timberland sale proceeds held by trustee of $1,000 as of December 31, 2015, and there were none as of December 31, 2014 and 2013.

Note 25 – Financial Results by Quarter (Unaudited)

(Thousands of dollars, except per share amounts)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$48,379	45,681	50,150	49,641	193,851
Gross profit	9,378	7,150	5,989	5,749	28,266
Operating income	4,516	2,933	2,034	1,535	11,018
Net income[2]	1,913	831	38	(128)	2,654
Earnings per common share
Basic	$.15	.07	.00	(.01)	.21
Assuming dilution	.15	.07	.00	(.01)	.21
Dividends paid per common share[3]	$.10	.10	.10	.10	.40

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$55,379	58,605	58,301	55,070	227,355
Gross profit	13,930	14,455	14,046	10,447	52,878
Operating income	8,807	9,734	8,782	7,073	34,396
Net income	4,911	5,298	5,974	3,479	19,662
Earnings per common share
Basic	$.39	.42	.47	.28	1.56
Assuming dilution	.39	.42	.47	.28	1.55
Dividends paid per common share[3]	$.10	.10	.10	.10	.40

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

Note 25 – Financial Results by Quarter (Unaudited) (cont.)

(Thousands of dollars, except per share amounts)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$41,563	53,247	56,520	48,372	199,702
Gross profit	15,384	14,648	14,810	8,977	53,819
Operating income	10,548	10,991	9,599	4,525	35,663
Net income[1]	6,774	11,268	5,813	2,337	26,192
Earnings per common share
Basic	$.53	.89	.46	.18	2.06
Assuming dilution	.53	.88	.46	.18	2.05
Dividends paid per common share[3]	$.10	.10	.10	.10	.40

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

[2]

During March 2015, the Company experienced a fire in the press area at its MDF plant in El Dorado that affected the operating results for the second and third quarters of the year. (For additional information, see Note 22 – Business Interruption Claim and Gain of Involuntary Conversion of Assets.)

[3]

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

/s/ Ray C. Dillon	/s/ Kenneth D. Mann
Ray C. Dillon	Kenneth D. Mann
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 4, 2016	March 4, 2016

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders

Deltic Timber Corporation:

The management of Deltic Timber Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Deltic’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2015, based on the criteria in Internal Control – Integrated Framework (2013) issued by COSO.

/s/ Ray C. Dillon	/s/ Kenneth D. Mann
Ray C. Dillon	Kenneth D. Mann
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 4, 2016	March 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Shreveport, Louisiana

March 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited Deltic Timber Corporation’s (the Company) internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Deltic Timber Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deltic Timber Corporation and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2015, and our report dated March 4, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Shreveport, Louisiana

March 4, 2016

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

Based on their evaluation as of December 31, 2015, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and this information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Deltic conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2015. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in the Company’s 2015 Annual Report to Shareholders which is included in this Form 10-K.

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

The sections entitled “Nominees For Election as Directors,” “Directors Whose Term of Office Continue,” and “Committees of the Board of Directors” appearing in the Registrant’s proxy statement for the annual meeting of shareholders to be held on April 28, 2016, will set forth certain information with respect to the directors of the registrant, including directors who serve on the Company’s Audit Committee and who have been designated an Audit Committee financial expert, and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

The sections entitled “Procedures for Stockholder Nominations and Proposals” and “Corporate Governance” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held April 28, 2016, will set forth certain information respectively in regards to applicable procedures for stockholders to submit director nominations and proposals and the Company’s Code of Business Conduct and Ethics and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 28, 2016, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2015, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 28, 2016, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2015, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

The following table sets forth information as of December 31, 2015, with respect to Deltic common stock issuable under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	147,870	$63.86	796,413
Equity compensation plans not approved by security holders	—	—	—

	147,870	$63.86	796,413

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 28, 2016, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2015, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 28, 2016, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2015, which will set forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	Financial Statements, Schedules, and Exhibits.

1.	Consolidated Financial Statements.

Consolidated Balance Sheets—December 31, 2015 and 2014.

Consolidated Statements of Income for the Years Ended December 31, 2015, 2014, and 2013.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014, and 2013.

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

3.	Exhibits.

Index to Exhibits

Exhibit Designation	Nature of Exhibit

3	Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Deltic Timber Corporation as of December 17, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

3.2	Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

3.3	Amended and Restated Bylaws of Deltic Timber Corporation

4	Instruments Defining the Rights of Security Holders.

4.1	Rights Agreement dated as of December 11, 1996, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

4.2	Amendment No. 1 to Rights Agreement dated as of October 15, 1998, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.2 to Registrant’s Registration of Securities Report on Form 10/A dated November 11, 1998).

4.3	Amendment No. 2 to Rights Agreement dated as of October 19, 2006, between Deltic Timber Corporation and Harris N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Registration of Securities Report on Form 10/A dated October 19, 2006).

10	Material Contracts.

10.1	Deltic Timber Corporation 2002 Stock Incentive Plan (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.2	Distribution Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.4	Credit Facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.5	Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.7	Note Purchase Agreement dated December 18, 1998 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Selective Sections of Del-Tin Fiber L.L.C.’s Project Credit Agreement dated November 23, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Revolving Credit Agreement dated June 20, 2001 (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.11	First Amended and Restated Revolving Credit Agreement dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.12	Guarantee Agreement between Deltic Timber Corporation and SunTrust Bank related to the Del-Tin Fiber Credit Agreement dated August 26, 2004 (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.14	Non-Qualified Stock Option Form (incorporated by reference to Exhibit 10.14 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.15	Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.16	Performance-Based Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.16 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.17	Change-in-Control and Involuntary Severance Agreement with CEO (incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.18	Change-in-Control Agreement with CEO Direct Reports (incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.19	Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.20	Deltic Timber Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.21	Amended and Restated Note Purchase Agreement dated March 30, 2007 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.22	First Amendment to the Revolving Credit Agreement dated August 7, 2007 (incorporated by reference to Exhibit 10.21 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.24	Second Amendment to the Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K dated February 4, 2011).

10.25	Membership Interest Purchase Agreement dated February 13, 2013 between Deltic Timber Corporation and TIN, Inc., (incorporated by reference to Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.26	Amended and Restated Revolving Credit Agreement dated May 2, 2013 (incorporated by reference to Exhibit 10.26 to Registrant’s Current Report on Form 8-K dated May 2, 2013).

10.27	Asset Purchase and Sale Agreement By and Among Hawthorn Timberlands, LLC, Deltic Timber Corporation, and First American Title Insurance Company dated March 6, 2014 (incorporated by reference to Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.28	Asset Purchase and Sale Agreement By and Among Keystone Forest Investments, LLC, Deltic Timber Corporation, and First American Title Insurance Company dated March 6, 2014 (incorporated by reference to Exhibit 10.28 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.29	Asset Purchase and Sale Agreement By and Among Sustainable Growth, LLC, Deltic Timber Corporation, and First American Title Insurance Company dated March 6, 2014 (incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.30	Second Amended and Restated Revolving Credit Agreement dated November 18, 2014 (incorporated by reference to Exhibit 10.30 to Registrant’s Current Report on Form 8-K dated November 19, 2014).

10.31	First Amendment of Amended and Restated Note Purchase Agreement dated December 1, 2014 (incorporated by reference to Exhibit 10.31 to Registrant’s Current Report on Form 8-K dated December 4, 2014).

10.32	First Amendment to Second Amended and Restated Revolving Credit Agreement dated August 25, 2015 (incorporated by reference to Exhibit 10.32 to Registrant’s Current Report on Form 8-K dated August 28, 2015).

10.33	Term Loan Credit Agreement dated August 27, 2015 (incorporated by reference to Exhibit 10.33 to Registrant’s Current Report on Form 8-K dated August 28, 2015).

10.34	Second Amendment to Second Amended and Restated Revolving Credit Agreement as of December 30, 2015 and effective January 6, 2016 (incorporated by reference to Exhibit 10.34 to Registrant’s Current Report on Form 8-K dated January 6, 2016).

10.35	Revolving Credit Notes dated February 2, 2016 executed by Deltic Timber Corporation with Greenstone Farm Credit Services, ACA, and with American AgCredit, PCA (incorporated by reference to Exhibit 10.35 to Registrant’s Current Report on Form 8-K dated February 6, 2016).

21	Subsidiaries of the Registrant, included elsewhere herein.

23	Consent of Independent Registered Public Accounting Firm.

23.1	Consent of Independent Registered Public Accounting Firm related to reports on consolidated financial statements and internal control over financial reporting of Deltic Timber Corporation, included elsewhere herein.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

Exhibits other than those listed above have been omitted, since they either are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ Ray C. Dillon	Date:	March 4, 2016
Ray C. Dillon, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 4, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Robert C. Nolan	/s/ Ray C. Dillon
Robert C. Nolan, Chairman and Director	Ray C. Dillon, President and Chief
Executive Officer and Director
(Principal Executive Officer)

/s/ Randolph C. Coley	/s/ David L. Lemmon
Randolph C. Coley, Director	David L. Lemmon, Director

/s/ Christoph Keller, III	/s/ R. Hunter Pierson, Jr.
Christoph Keller, III, Director	R. Hunter Pierson, Jr., Director

/s/ R. Madison Murphy	/s/ Robert B. Tudor
R. Madison Murphy, Director	Robert B. Tudor, Director

/s/ J. Thurston Roach	/s/ Lenore M. Sullivan
J. Thurston Roach, Director	Lenore M. Sullivan, Director

/s/ Bert H. Jones	/s/ Kenneth D. Mann
Bert H. Jones, Director	Kenneth D. Mann, Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer)

/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)