Form 10-Q
period 2016-03-31
DELTIC TIMBER CORP
filed 2016-05-05
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of Common Stock, $.01 Par Value, outstanding at April 14, 2016, was 12,143,300.

TABLE OF CONTENTS – FIRST QUARTER 2016 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Thousands of dollars)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$4,507	5,429
Trade accounts receivable, net of allowance for doubtful accounts of $115 and $130, respectively	12,052	6,995
Inventories	11,356	11,917
Prepaid expenses and other current assets	6,828	6,392

Total current assets	34,743	30,733
Investment in real estate held for development and sale	58,493	58,418
Timber and timberlands – net	362,623	361,856
Property, plant, and equipment – net	88,291	85,495
Deferred charges and other assets	2,637	2,665

Total assets	$546,787	539,167

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$39,932	39,917
Trade accounts payable	7,871	8,837
Accrued taxes other than income taxes	2,620	2,118
Deferred revenues and other accrued liabilities	6,288	7,607

Total current liabilities	56,711	58,479
Long-term debt	207,842	183,836
Deferred tax liabilities – net	962	525
Other noncurrent liabilities	42,771	42,359
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	85,860	87,822
Retained earnings	201,139	201,959
Treasury stock	(37,172)	(24,347)
Accumulated other comprehensive loss	(11,454)	(11,594)

Total stockholders’ equity	238,501	253,968

Total liabilities and stockholders’ equity	$546,787	539,167

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net sales	$50,624	48,379

Costs and expenses
Cost of sales	36,512	34,016
Depreciation, amortization, and cost of fee timber harvested	5,873	4,985
General and administrative expenses	5,022	4,862

Total costs and expenses	47,407	43,863

Operating income	3,217	4,516
Interest income	2	1
Interest and other debt expense, net of capitalized interest	(2,696)	(1,628)
Other income	51	107

Income before income taxes	574	2,996
Income tax expense	(179)	(1,083)

Net income	$395	1,913

Earnings per common share
Basic	$.03	.15
Assuming dilution	$.03	.15
Dividends declared and paid per common share	$.10	.10
Weighted average common shares outstanding (thousands)
Basic	12,051	12,453
Assuming dilution	12,097	12,506

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2016	2015
Net income	$395	1,913

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income (net of tax):
Amortization of prior service cost	—	1
Amortization of actuarial loss	140	232
Amortization of plan amendment	—	(8)

Other comprehensive income	140	225

Comprehensive income	$535	2,138

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$395	1,913
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	5,873	4,985
Deferred income taxes	(55)	(127)
Real estate development expenditures	(729)	(248)
Real estate costs recovered upon sale	588	71
Stock-based compensation expense	877	831
Net increase in liabilities for pension and other postretirement benefits	631	903
Net decrease in deferred compensation for stock-based liabilities	(551)	(940)
(Increase)/decrease in operating working capital other than cash and cash equivalents	(4,633)	1,807
Other – changes in assets and liabilities	384	35

Net cash provided by operating activities	2,780	9,230

Investing activities
Capital expenditures requiring cash, excluding real estate development	(9,298)	(5,244)
Timberland acquisition expenditures requiring cash	(121)	(17)
Net change in purchased stumpage inventory	(1,374)	(466)
Net change in funds held by trustee	1	—
Other – net	87	112

Net cash required by investing activities	(10,705)	(5,615)

Financing activities
Proceeds from borrowings	24,000	—
Repayments of borrowings	—	(1,000)
Treasury stock purchases	(15,174)	(16)
Common stock dividends paid	(1,215)	(1,261)
Proceeds from stock option exercises	—	529
Excess tax benefits from stock-based compensation expense	(88)	53
Other – net	(520)	(186)

Net cash provided/(required) by financing activities	7,003	(1,881)

Net increase/(decrease) in cash and cash equivalents	(922)	1,734
Cash and cash equivalents at January 1	5,429	2,761

Cash and cash equivalents at March 31	$4,507	4,495

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Three Months Ended March 31,
	2016	2015
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2016 and 2015	128	128

Capital in excess of par value
Balance at beginning of period	87,822	86,575
Exercise of stock options	—	(85)
Stock-based compensation expense	877	831
Restricted stock awards	(2,349)	(1,590)
Tax effect of stock awards	(490)	(354)

Balance at end of period	85,860	85,377

Retained earnings
Balance at beginning of period	201,959	204,327
Net income	395	1,913
Common stock dividends	(1,215)	(1,261)

Balance at end of period	201,139	204,979

Treasury stock
Balance at beginning of period – 430,240 and 231,790 shares, respectively	(24,347)	(11,978)
Shares purchased – 277,670 and 249 shares, respectively	(15,174)	(16)
Shares issued for incentive plans – 38,170 and 39,500 shares, respectively	2,349	2,203

Balance at end of period – 669,740 and 192,539 shares, respectively	(37,172)	(9,791)

Accumulated other comprehensive loss
Balance at beginning of period	(11,594)	(11,411)
Change in other comprehensive income, net of tax	140	225

Balance at end of period	(11,454)	(11,186)

Total stockholders’ equity	$238,501	269,507

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by Deltic Timber Corporation (the “Company” or “Deltic”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015. Preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of March 31, 2016, and the results of its operations and cash flows for the three months ended March 31, 2016 and 2015. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Recently Issued Authoritative Accounting Pronouncements and Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases”, which supercedes Topic 840 and among other things, requires lessees to recognize most leases on-balance sheet. The new standard is effective for the Company on January 1, 2019 and is not expected to have a material impact on its financial statements.

On March 30, 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This ASU changes several aspects of the accounting for share-based payments award transactions, including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. This update is effective for the Company on January 1, 2017. The Company is evaluating what effect ASU 2016-09 will have on its consolidated financial statements and related disclosures.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

		March 31,	Dec. 31,
(Thousands of dollars)		2016	2015
Raw materials	- Logs	$2,185	1,975
	- Del-Tin – wood fiber	635	615
Finished goods	- Lumber	3,313	4,142
	- Medium density fiberboard (“MDF”)	2,571	2,516
	- MDF consigned to others	838	1,031
Supplies		1,814	1,638

		$11,356	11,917

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

	March 31,	Dec. 31,
(Thousands of dollars)	2016	2015
Short-term deferred tax assets	$2,129	2,131
Refundable income taxes	2,890	3,062
Prepaid expenses	820	687
Other current assets	989	512

	$6,828	6,392

Note 4 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

	March 31,	Dec. 31,
(Thousands of dollars)	2016	2015
Purchased stumpage inventory	$3,811	2,437
Timberlands	155,927	155,997
Fee timber	327,972	326,327
Logging facilities	1,221	1,221

	488,931	485,982
Less accumulated cost of fee timber harvested and facilities depreciation	(126,474)	(124,292)

Strategic timber and timberlands	362,457	361,690
Non-strategic timber and timberlands	166	166

	$362,623	361,856

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Timber and Timberlands (cont.)

During the first quarter of 2016, Deltic acquired approximately 79 acres of timber and timberland for $121,000, while during the same period of 2015 the Company acquired 40 acres of timber and timberland in an exchange transaction valued at $39,000. Deltic invests in and holds strategic fee timber as a productive asset, and any expenditure to acquire such timber and timberlands is an investing activity in the Company’s Consolidated Statements of Cash Flows.

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations. In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberlands base to be sold. Other non-strategic acreage exists within the Company’s land base, but Deltic has not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines that they are either smaller tracts of pine timberlands that cannot be strategically managed or tracts of hardwood bottomland that cannot be converted into pine-growing acreage, they will be sold. As of March 31, 2016, approximately 250 acres of these lands were available for sale.

Included in the Woodlands operating income were gains from sales of timberland of $26,000 for the three months ended March 31, 2015 while there were no sales in the first quarter of 2016. Occasionally Deltic engages in land-for-land exchanges that are recorded as sales due to the nature of the land involved. For the period ended March 31, 2015, $25,000 of gains were included in operating income from non-monetary exchanges and there were none for the period ended March 31, 2016.

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

(Thousands of dollars)	March 31, 2016	Dec. 31, 2015
Land	$947	947
Land improvements	11,981	10,409
Buildings and structures	25,307	23,900
Machinery and equipment	161,893	158,385

	200,128	193,641
Less accumulated depreciation	(111,837)	(108,146)

	$88,291	85,495

Note 6 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

	March 31,	Dec. 31,
(Thousands of dollars)	2016	2015
Deferred revenues – current	$2,129	2,877
Vacation accrual	1,431	1,360
Deferred compensation	62	619
All other current liabilities	2,666	2,751

	$6,288	7,607

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

	March 31,	Dec. 31,
(Thousands of dollars)	2016	2015
Accumulated postretirement benefit obligation	$12,454	12,295
Supplemental pension plan	12,829	12,764
Accrued pension liability	15,888	15,698
Deferred revenue – long-term portion	127	115
Other noncurrent liabilities	1,473	1,487

	$42,771	42,359

Note 8 – Credit Facilities

Effective January 6, 2016, Deltic entered into a second amendment to the Company’s Second Amended and Restated Revolving Credit Agreement with the consent of the lenders thereto, in which it exercised the first of its two options and extended the termination date by one year to November 17, 2020.

On February 4, 2016, and pursuant to its Second Amended and Restated Revolving Credit Agreement, Deltic elected to replace two lenders in the Credit Agreement. Accordingly the respective rights and obligations of Wells Fargo Bank, NA and Branch Banking and Trust Company were assigned to one new lender, Greenstone Farm Credit Services, ACA, and one existing lender, American AgCredit, PCA, in the amounts of $27,000,000 and $123,000,000, respectively.

Note 9 – Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2016, was 31 percent due to the benefit of a lower income tax rate on sales of timber held 15 years or longer during the year 2016. This compares to an effective income tax rate of 36 percent for the period ended March 31, 2015. The Company’s policy is to recognize interest expense related to unrecognized tax benefits in interest expense and penalties in other expenses. During the three months ended March 31, 2016, there were no unrecognized tax benefits recorded on the balance sheet. The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2012.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2016	2015
Defined Benefit funded retirement plan
Service cost	$411	490
Interest cost	524	505
Expected return on plan assets	(594)	(603)
Amortization of prior service cost	—	1
Recognized actuarial loss	212	210

Net retirement expense	$553	603

Defined Benefit unfunded retirement plan
Service cost	$53	130
Interest cost	80	123
Recognized actuarial loss	19	152

Net retirement expense	$152	405

Other postretirement benefit plan
Service cost	$95	132
Interest cost	144	140
Recognized actuarial loss	—	20
Amortization of plan amendment	—	(12)

Net other postretirement benefits expense	$239	280

The Company made contributions to its qualified plan of $150,000 during the first three months of 2016, and expects to continue to fund the plan at a level of $100,000 per month over the remainder of 2016. The expected long-term rate of return on pension plan assets is 7.50 percent. Effective January 1, 2015, Deltic closed the defined benefit funded retirement plan to any new or rehired salaried and hourly non-represented entrants. In connection with this closure, additional Company 401(k) contributions are made for all employees hired on or after that date.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component for the three months ended March 31, 2016 and 2015:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Other Post Retirement Benefit Plan	Total
AOCL at January 1, 2016	$(7,071)	(4,309)	(214)	(11,594)
Amounts reclassified from AOCL	129	11	—	140

Net current period other comprehensive income	129	11	—	140

AOCL at March 31, 2016	$(6,942)	(4,298)	(214)	(11,454)

AOCL at January 1, 2015	$(7,615)	(3,064)	(732)	(11,411)
Amounts reclassified from AOCL	128	92	5	225

Net current period other comprehensive income/(loss)	128	92	5	225
AOCL at March 31, 2015	$(7,487)	(2,972)	(727)	(11,186)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components

	Three Months Ended March 31, 2016
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Other Post Retirement Benefit Plan	Total
Amortization of actuarial losses	$212	19	—	231

Total before tax	212	19	—	231
Income tax expense	(83)	(8)	—	(91)

Total reclassifications – net of tax	$129	11	—	140

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

Tax Effects by Component

	Three Months Ended March 31, 2016
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Amortization of actuarial losses	$231	(91)	140

	$231	(91)	140

	Three Months Ended March 31, 2015
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Amortization of prior service costs	$1	—	1
Amortization of actuarial losses	382	(150)	232
Amortization of plan amendment	(12)	4	(8)

	$371	(146)	225

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation

The Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, included $877,000 and $831,000, respectively, of stock-based compensation expense reflected in general and administrative expenses.

Assumptions for the valuation of 2016 stock options and restricted stock performance units consisted of the following:

2016
Expected term of options (in years)	6.27
Weighted expected volatility	38.16%
Dividend yield	.59%
Risk-free interest rate – performance restricted shares	1.34%
Risk-free interest rate – options	2.13%
Stock price as of valuation date	$55.94
Restricted performance share valuation	$67.52
Grant date fair value – stock options	$20.39

Stock Options – A summary of stock options as of March 31, 2016, and changes during the three- month period then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ 000)
Outstanding at January 1, 2016	147,870	$63.86
Granted	28,533	55.94
Forfeited	(350)	53.75

Outstanding at March 31, 2016	176,053	$62.59	6.6	$330

Exercisable at March 31, 2016	111,959	$63.26	5.3	$210

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at March 31, 2016, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of March 31, 2016, there was $1,342,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of March 31, 2016, and changes during the three-month period then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2016	87,105	$67.04
Granted	26,338	55.94
Vested	(17,912)	67.67

Nonvested at March 31, 2016	95,531	$63.86

As of March 31, 2016, there was $3,474,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Performance Units – A summary of nonvested restricted stock performance units as of March 31, 2016, and changes during the three months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2016	63,900	$83.24
Granted	23,095	67.52
Units not meeting vesting conditions	(11,263)	90.61

Nonvested at March 31, 2016	75,732	$77.35

As of March 31, 2016, there was $3,517,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.5 years.

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at March 31, 2016, are presented in the following table:

(Thousands of dollars)		Fair Value Measurements at Reporting Date Using:
	March 31, 2016	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$1,473	1,473	—	—

Long-term debt, including current maturities — The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be refinanced.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2016 and 2015. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	March 31, 2016		December 31, 2015 .
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current maturities	$247,774	253,005	$223,753	225,123

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

	Three Months Ended March 31,
(Thousands, except per share amounts)	2016	2015
Net earnings allocated to common stock	$390	1,891
Net earnings allocated to participating securities	5	22

Net income allocated to common stock and participating securities	$395	1,913
Weighted average number of common shares used in basic EPS	12,051	12,453
Effect of dilutive stock awards	46	53

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,097	12,506

Earnings per common share
Basic	$.03	.15
Assuming dilution	$.03	.15

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

	Three Months Ended March 31,
	2016	2015
Options	124,208	73,151
Restricted performance shares	75,732	44,451

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Three Months Ended March 31,
(Thousands of dollars)	2016	2015
Income taxes paid in cash	$150	—
Interest paid	2,824	924
Interest capitalized	(62)	(11)

Non-cash investing and financing activities excluded from the statement of cash flows include:

	Three Months Ended March 31,
(Thousands of dollars)	2016	2015
Issuance of restricted stock	$2,349	1,590
Land exchanges	—	39
Capital expenditures accrued, not paid	1,358	228
Insurance recoveries accrued for equipment	—	886

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2016	2015
Trade accounts receivable	$(5,057)	(660)
Insurance receivables*	—	(1,349)
Inventories	561	674
Refundable income tax	172	1,050
Prepaid expenses and other current assets	(666)	(126)
Trade accounts payable	392	1,614
Accrued taxes other than income taxes	502	493
Income taxes payable	—	108
Deferred revenues and other accrued liabilities	(537)	3

	$(4,633)	1,807

*	Does not include capital items.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2016	2015
Net sales
Woodlands	$10,460	11,038
Manufacturing[2]	43,831	42,147
Real Estate	2,229	1,486
Eliminations[1]	(5,896)	(6,292)

	$50,624	48,379

Income before income taxes
Operating income
Woodlands	$5,317	6,486
Manufacturing[2]	3,282	3,537
Real Estate	(590)	(829)
Corporate	(4,721)	(4,565)
Eliminations	(71)	(113)

Operating income	3,217	4,516
Interest income	2	1
Interest and other debt expense, net of capitalized interest	(2,696)	(1,628)
Other income	51	107

	$574	2,996

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$2,220	1,707
Manufacturing	3,529	3,176
Real Estate	92	91
Corporate	32	11

	$5,873	4,985

Capital expenditures
Woodlands	$1,454	1,308
Manufacturing	6,461	4,143
Real Estate	729	267
Corporate	25	2

	$8,669	5,720

Timberland acquisition expenditures	$121	56

[1]	Primarily intersegment sales of timber from Woodlands to Manufacturing.
[2]	During March 2015, the Company experienced a fire in the press at its MDF plant in El Dorado that affected the operating results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $.4 million for the first quarter of 2016, compared to $1.9 million for the first quarter of 2015. The decrease was mainly due to weak markets for wood products, combined with decreased oil and gas-related income, increased expenses for the cost of fee timber harvested, and higher interest expense, which were partially offset by a lower effective income tax rate. Operating income from the Woodlands segment was $5.3 million, a $1.2 million decrease when compared to the first quarter of 2015, with reduced oil and gas royalty income and an increased cost of fee timber harvested as the primary year-over-year differences. The Manufacturing segment reported operating income of $3.3 million in the current-year first quarter, $.2 million less than the same period last year, primarily due to a lower average sales price for both lumber and medium density fiberboard (“MDF”). The Manufacturing segment financial results for the first quarter of 2015 included the financial impact of insurance deductibles related to a fire that occurred in the press at the Company’s MDF plant. The Real Estate segment’s financial results were a loss of $.6 million, a $.2 million improvement from the first quarter of 2015, due to an increase in the number of residential lots sold and in the per-lot average sales price. Corporate segment operating expense was $4.7 million in the first quarter of 2016, a $.1 million increase from the same period of the prior year. Interest expense was $1.1 million higher in the first quarter of 2016 than the same period of 2015 due to increased borrowings to fund capital projects and share repurchases. Income tax expense was $.9 million lower in 2016 due to lower pretax income and a reduced effective income tax rate from capital gains treatment for the harvest of all timber due to enactment of what is commonly referred to as the “TREE Act”.

Deltic is a vertically integrated natural resources company operating in a commodity-based business environment that is engaged in the growing and harvesting of timber, and the manufacture and marketing of lumber and MDF, with a major diversification in real estate development. The Company’s operations and financial results are affected by a number of factors which include, but are not limited to housing starts, general economic conditions, U.S. employment levels, interest rates, credit availability and associated costs, imports of lumber and MDF, foreign exchange rates, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, natural gas pricing and weather conditions. Increased residential construction activity in the areas into which the Company sells its wood products, due to milder winter weather conditions, created demand for lumber in the first quarter of 2016. In addition, construction activity generally increases in the second quarter as the weather conditions improve in the spring. Deltic is prepared to meet any increase in the market demand for wood products or real estate. As with most commodity markets, the Company has little or no influence over the market’s pricing levels or demand for its wood products. Deltic’s management will continue the Company’s vertical integration strategy and its diversity of assets to adjust production levels to meet demand.

The Woodlands segment serves as the foundation of Deltic’s vertically integrated strategy, providing over one-half of the raw material needs of the Company’s sawmills. The pine sawtimber harvest in the first quarter of 2016 was 205,608 tons, an 11 percent decrease from the 231,534 tons harvested in the first quarter of 2015, due in part to the timing of the harvest and in part to wet weather conditions on the tracts being harvested. The Company will continue to manage and harvest the sawtimber growing on its timberlands on a sustainable-yield basis. The average per-ton sales price for pine sawtimber in the current-year quarter was $28, compared to $26 received in 2015’s first quarter. Management expects any future improvement in prices for pine sawtimber to continue to be measured. The pine pulpwood harvest volume sold during the first quarter of 2016 was 160,270 tons, a 68,597 ton increase from the first quarter of 2015, while the average per-ton sales price decreased $1, to $9 per ton. The increase in pine pulpwood volume sold was mainly due to sales under timber deeds in 2016 and to the mix of products on the tracts being harvested. There were no sales of timberland during the current-year’s first quarter, while the Company sold 20 acres of timberland at an average sales price of $1,900 per acre in the first quarter of 2015.

The Woodlands segment’s operating results include other benefits derived from land ownership, such as revenues from hunting leases, mineral lease rentals, mineral royalties, and land easements. Hunting lease revenues were $.8 million in the first quarter of both 2016 and 2015. Oil and gas lease rental income was $.2 million in the first quarter of both 2016 and 2015. Oil and gas royalty payments received, primarily from wells in the Fayetteville Shale Play, totaled $.4 million in the first quarter of 2016, a decrease of $.7 million from the $1.1 million received in the first quarter of 2015. Royalty revenues were lower than in the prior-year period due to decreased natural gas sales prices and reduced natural gas production volumes. The ultimate benefit to Deltic from mineral leases remains speculative and unknown to the Company and is contingent on the successful completion of producing wells on Company lands and the prices received for crude oil and natural gas.

The Manufacturing segment produces and sells both dimension lumber and MDF. The Company sold 71.5 million board feet of lumber in the first quarter of 2016, an increase of 10.2 million board feet when compared to 61.3 million board feet sold in the same period of 2015. The 17 percent increase in sales volume was mainly due to improved demand, with lower inventory volumes at distributors during the first quarter of 2016. The average lumber sales price received in the current quarter of 2016 was $338 per thousand board feet, a $20 per thousand board feet, or five percent, decrease from the same period of 2015. Sales of MDF totaled 26 million square feet in the first quarter of 2016, compared to 26.4 million square feet in 2015. The average sales price for MDF during the first quarter of 2016 was $547 per thousand square feet, compared to $573 per thousand square feet sold in the same period a year ago. The Manufacturing segment’s first quarter 2015 financial results also included the negative impact of insurance claim deductibles related to a fire at the Company’s MDF facility, whereas, there were no such costs in 2016. Because of the historical volatility in the lumber and MDF markets, Deltic closely monitors market conditions and plans to react quickly to adjust production levels to meet changes in demand.

The Real Estate segment sold six residential lots during the first quarter of 2016, with an average per-lot sales price of $85,200, compared to sales of two residential lots with an average per-lot sales price of $51,200 in 2015’s first quarter. The increase in the per-lot sales price was due to the mix of lots sold. The Company had an offering of newly developed residential lots in its Chenal Valley development during April 2016. All 27 of the lots offered were put under contract and are scheduled to close in the third quarter of 2016. No commercial acreage sales occurred in either the first quarter of 2016 or 2015. The commercial real estate acreage within Chenal Valley continues to receive interest from potential buyers, especially property located near the key intersection of Rahling Road and the Chenal Parkway where “The Promenade at Chenal,” an upscale shopping center, and the nearby St. Vincent West health care campus are located. Because of the unpredictable nature of commercial real estate sales activity, the Company cannot anticipate the timing of closing for any commercial real estate transaction.

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended March 31, 2016 and 2015. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended March 31,
(Millions of dollars, except per share amounts)	2016	2015
Net sales
Woodlands	$10.5	11.0
Manufacturing	43.8	42.2
Real Estate	2.2	1.5
Eliminations	(5.9)	(6.3)

Net sales	$50.6	48.4

Cost of sales
Woodlands	$2.8	2.7
Manufacturing	40.5	38.6
Real Estate	2.6	2.1
Eliminations	(9.4)	(9.4)

Total cost of sales	$36.5	34.0

Operating income/(loss)
Woodlands	$5.3	6.5
Manufacturing	3.3	3.5
Real Estate	(.6)	(.8)
Corporate	(4.7)	(4.6)
Eliminations	(.1)	(.1)

Operating income	3.2	4.5
Interest and other debt expense	(2.7)	(1.6)
Other income	.1	.1
Income taxes	(.2)	(1.1)

Net income	$.4	1.9

Earnings per common share
Basic and assuming dilution	$.03	.15

Consolidated

Consolidated net income for the first quarter of 2016 was $.4 million, a $1.5 million decrease from the first quarter of 2015. Decreased operating income for the Woodlands and Manufacturing segments, combined with increased Corporate segment expense and interest expense in the first quarter of 2016, were partially offset by improved financial results for the Real Estate segment and by decreased income tax expense due to lower pretax income and a lower income tax rate on income from timber sales in the 2016 period.

Consolidated cost of sales increased $2.5 million from the first quarter of 2015, due to increased lumber production at the sawmills and the resulting increases in raw material and direct manufacturing costs as a result of the impact from sales volume exceeding production volume, combined with an increase in the cost of residential lots sold due to an increase in lot sales.

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

Consolidated operating income was $3.2 million, a decrease of $1.3 million from the first quarter of 2015. The Woodlands segment’s operating income was $1.2 million less than the prior year, primarily due to lower oil and gas royalty income and an increased per-unit cost of fee timber harvested as a result of recent acquisitions. The Manufacturing segment’s operating income decreased by $.2 million in the current quarter, due primarily to a lower average sales price for both lumber and MDF. Real Estate segment financial results improved $.2 million due to an increase in the number of residential lots sold compared to the prior year. Corporate expense was $.1 million higher in the current quarter due to increased general and administrative expenses.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended March 31,
	2016	2015
Net sales (millions of dollars)
Pine sawtimber	$5.7	6.1
Pine pulpwood	1.4	1.0
Hardwood sawtimber	—	—
Hardwood pulpwood	.1	.2
Oil and gas lease rentals	.2	.2
Oil and gas royalties	.4	1.1
Hunting leases	.8	.8
Hauling to other mills	1.7	1.5
Cost of sales (millions of dollars)
Direct operating expenses	$1.0	1.0
Oil and gas royalty expenses	.1	.1
Cost of hauling stumpage to other mills	1.7	1.5
Cost of fee timber harvested (millions of dollars)	$2.2	1.7
Sales volume (thousands of tons)
Pine sawtimber	205.6	231.5
Pine pulpwood	160.3	91.7
Hardwood sawtimber	.3	.3
Hardwood pulpwood	8.0	7.5
Sales price (per ton)
Pine sawtimber	$28	26
Pine pulpwood	9	10
Hardwood sawtimber	61	67
Hardwood pulpwood	15	21
Timberland
Sales volume (acres)	—	20
Sales price (per acre)	$—	1,931

Net sales for the Woodlands segment for the first quarter of 2016 decreased $.5 million when compared to the first quarter of 2015. Pine sawtimber sales were $.4 million lower in the current quarter due to an 11 percent decrease in harvest volume. Revenues from pine pulpwood were $.5 million more than the prior-year first quarter, due to an increased volume of pulpwood sold, which was primarily the result of timber deed sales. Oil and gas royalty revenue decreased $.7 million from the first quarter of 2015 due to lower average natural gas prices and a lower volume for natural gas produced.

Cost of sales for the Woodlands segment in the first quarter of 2016 increased $.1 million from the same period of 2015, primarily due to the cost of hauling stumpage to other mills, which was offset by the related increase in hauling revenues. Cost of fee timber harvested in 2016’s first quarter was $.5 million higher than in the prior-year first quarter, due to a higher per-unit cost of timber harvested and an increased harvest volume. The increase in the per-unit cost of fee timber harvested was primarily due to the impact of acquisitions of timberland in the last three years. Operating income was $1.2 million lower in the first quarter of 2016, when compared to the 2015 first quarter, due to the same factors affecting net sales and cost of sales.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Quarter Ended March 31,
	2016	2015
Net sales (millions of dollars)
Lumber	$24.2	21.9
Residual by-products[1]	2.9	2.4
Medium density fiberboard (“MDF”)	14.2	15.2
Freight invoiced to customers	2.5	2.7
Cost of sales – sawmill operations (millions of dollars)
Raw materials	$10.5	9.2
Residual by-products[1]	2.9	2.4
Direct manufacturing expenses	7.8	7.2
Change in inventory	.9	(.4)
Freight expense	.9	.9
Cost of sales – MDF operations (millions of dollars)
Raw materials	$6.0	5.5
Direct manufacturing expenses	6.5	7.1
Change in inventory	.1	1.8
Freight expense	1.6	1.8
Depreciation (millions of dollars)
Sawmill operations	$1.5	1.2
MDF operations	1.9	1.8

	Quarter Ended March 31,
	2016	2015
Lumber
Finished production (MMBF)	69.5	59.5
Sales volume (MMBF)	71.5	61.3
Sales price (per MBF)	$338	358
MDF (3/4 inch basis)
Finished production (MMSF)	25.9	23.1
Sales volume (MMSF)	26.0	26.4
Sales price (per MSF)	$547	573

[1]	Residual by-products are reported net of intercompany eliminations.

Net sales for the Manufacturing segment in the first quarter of 2016 increased $1.6 million, when compared to the same quarter of 2015, primarily due to higher sales volumes for lumber, which was partially offset by a lower average sales price. The lumber sales volume for the first quarter of 2016 increased 10.2 million board feet, or 17 percent, when compared to the same quarter in 2015, but was partially offset by a $20 per thousand board feet decrease in average sales price. The average sales price of MDF in 2016 decreased $26 per thousand square feet, or five percent, from the prior-year first quarter, while sales volume decreased two percent. Revenues from freight invoiced to customers decreased $.2 million, and was offset by a related decrease in freight expense.

Cost of sales for the Manufacturing segment in the first quarter of 2016 increased $1.9 million from the first quarter of 2015. The intersegment eliminations of residual sales by sawmill operations to MDF operations are not reflected in the cost of sales amounts reported above. These costs increased $.3 million period over period. The cost of sales for the sawmill operations increased $3.9 million due to the increase in production and related raw material costs, direct manufacturing expenses and a reduction in inventory. Cost of sales for MDF operations were $2 million lower in the first quarter of 2016, when compared to the first quarter of 2015, due to a curtailment of production and to the expense of insurance deductibles related to repair and clean-up costs related to the fire at the MDF plant on March 10, 2015. The increase in production in the current year resulted in increased raw material costs; however, the other direct manufacturing costs were lower due to no fire related insurance deductible costs. Operating income for the Manufacturing segment was $.2 million less in the current-year first quarter due to the same factors affecting net sales and cost of sales, partially offset by increased depreciation expense.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended March 31,
	2016	2015
Net sales (millions of dollars)
Residential lots	$.5	.1
Speculative home	.3	—
Chenal Country Club	1.3	1.3
Cost of sales (millions of dollars)
Residential lots	$.3	.1
Speculative home	.3	—
Chenal Country Club	1.4	1.4

	Quarter Ended March 31,
	2016	2015
Sales volume
Residential lots	6	2
Speculative home	1	—
Average sales price (thousands of dollars)
Residential lots	$85	51
Speculative home	291	—

Net sales in the Real Estate segment for the first quarter of 2016 were $.7 million higher than in the prior-year first quarter due to an increase in the number of residential lots sold, a higher average sales price per lot sold, and the sale of a speculative home. The higher average sales price was due to the mix of lots sold.

Cost of sales for the Real Estate segment in the first quarter of 2016 increased $.5 million due to increased residential lots sold, along with the cost of the speculative home sold. Although the segment had an operating loss for the first quarter of 2016, this was an improvement from the prior year due to the increase in residential lot sales activity and increased margin.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment decreased $.4 million, to $5.9 million for 2016’s first quarter. During the first quarter of 2016, Deltic transferred a lower volume of fee timber to its sawmills, at a slightly higher per-ton transfer price. Current period transfer prices reflect that of the market.

Interest Expense

Interest expense for the first quarter of 2016 increased $1.1 million due to borrowings incurred in 2015 and 2016 for capital projects and stock repurchases.

Income Taxes

The effective income tax rate was 31 percent for the first quarter of 2016 and was 36 percent for the first quarter of 2015. The lower income tax rate for 2016 was due to the benefit of a lower income tax rate for gains on sales of timber held 15 years or longer during the year 2016.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $2.8 million for the first three months of 2016 compared to $9.2 million in 2015. Cash from borrowings provided the cash needed for capital expenditures and stock repurchases. Changes in operating working capital, other than cash and cash equivalents, required cash of $4.6 million in 2016 and provided cash of $1.8 million in 2015. The Company’s accompanying consolidated statements of cash flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $10 million in the current-year period and $5.5 million a year ago. Capital expenditures by segment consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2016	2015
Woodlands	$1.5	1.3
Manufacturing	6.5	4.1
Real Estate, including development expenditures	.7	.3

Capital expenditures	8.7	5.7
Adjustment for non-cash accrued liabilities	1.3	(.2)

Capital expenditures requiring cash	$10.0	5.5

Timberland acquisition expenditures, including land acquired in exchanges, totaled $.1 million in 2016 and 2015. The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations used cash of $1.4 million in 2016 and $.5 million in 2015. Deltic received proceeds from other investing activities of $.1 million in both 2016 and 2015. Deltic had $24 million in borrowings under its revolving credit facility in 2016 versus repayments of $1 million in 2015. The borrowings were used to purchase treasury stock for $15.2 million, with the remainder used to fund a portion of capital projects. Deltic paid dividends on common stock of $1.2 million in 2016 and $1.3 million in 2015. Proceeds from stock option exercises and related tax benefits were $.6 million in 2015 while there were none in 2016. Other financing activities required cash of $.5 million in 2016 and $.2 million in 2015.

Financial Condition

Adjusted working capital, defined by the Company as the net of current assets and current liabilities excluding current maturities of long-term debt, totaled $18 million at March 31, 2016, and $12.2 million at December 31, 2015. Deltic’s adjusted working capital ratio at March 31, 2016 was 2.07 to 1, compared to 1.66 to 1 at the end of 2015. Cash and cash equivalents at the end of the first quarter of 2016 decreased $.9 million from December 31, 2015. The total indebtedness of the Company at March 31, 2016 was $248 million, including current maturities of long-term debt of $39.9 million. This compares to total indebtedness at December 31, 2015 of $224 million. Deltic’s total debt to stockholders’ equity ratio was 1.039 to 1 at March 31, 2016 and .881 to 1 at December 31, 2015.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $430 million, and includes an option to request an increase in the amount of aggregate revolving commitments by $50 million. As of March 31, 2016, there was $79 million outstanding in borrowings on the credit facility, leaving $351 million available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Notes 10 and 11 to the consolidated financial statements included in the Company’s 2015 annual report on Form 10-K.)

The table below sets forth the ratio requirements of the covenants in both the credit facility and Senior Notes Payable and status with respect to these covenants as of March 31, 2016 and December 31, 2015.

	Covenants Requirements		Actual Ratios at March 31, 2016	Actual Ratios at Dec. 31, 2015
Leverage ratio should be less than:[1]	.65 to 1		.510 to 1	.469 to 1
Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	78.88%	74.01%

[1]	The leverage ratio is calculated as total debt divided by total capital. Total debt includes indebtedness for borrowed money, secured liabilities, obligations in respect of letters of credit, and guarantees. Total capital is the sum of total debt and net worth. Net worth is calculated as total assets minus total liabilities, as reflected on the balance sheet. This covenant is applied at the end of each quarter.

[2]	Timber market value must be greater than 175 percent of total debt (as defined in (1) above). The timber market value is calculated by multiplying the average price received for sales of timber for the preceding four quarters by the current quarter’s ending inventory of timber. This covenant is applied at the end of the quarter on a rolling four-quarter basis.

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. The Company’s Board of Directors expanded the program by $25 million in December 2007, by $25 million in December 2014, and by $20 million in February 2016. As of March 31, 2016, the Company had expended $55 million under this program, with the purchase of 1,066,745 shares at an average cost of $51.59 per share; 277,430 shares have been purchased in 2016 at an average cost of $54.65 per share. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover all eligible employees, excluding employees of the subsidiaries. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans for all of its eligible retired employees, excluding employees of the subsidiaries. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 17 to the consolidated financial statements included in the Company’s 2015 annual report on Form 10-K.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2016	2017 to 2018	2019 to 2020	After 2020
Contractual cash payment obligations
Woodlands committed capital costs	$.4	.4	—	—	—
Real estate development committed capital costs	6.9	4.1	.5	2.3	—
Manufacturing committed capital costs	27.5	27.5	—	—	—
Long-term debt	248.0	40.0	—	79.0	129.0
Interest on debt*	48.5	6.0	11.4	11.3	19.8
Retirement plans	6.8	1.1	.5	.6	4.6
Other postretirement benefits	5.5	.3	.9	1.1	3.2
Other liabilities	1.5	1.5	—	—	—

	$345.1	80.9	13.3	94.3	156.6

Other commercial commitment expirations
Timber cutting agreements	$2.6	.7	.9	1.0	—
Letters of credit	.4	.1	.2	.1	—

	$3.0	.8	1.1	1.1	—

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2015 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 1 to the consolidated financial statements.)

Outlook

Pine sawtimber harvest levels are expected to be 200,000 to 225,000 tons in the second quarter of 2016 and 725,000 to 765,000 tons for the year. Finished lumber sales volumes are estimated at 65 to 75 million board feet for the second quarter of 2016 and 265 to 285 million board feet for the year. MDF sales volumes for the second quarter and year of 2016 are estimated to be 25 to 35 million square feet and 110 to 130 million square feet, respectively. Actual lumber and MDF sales volumes are subject to market conditions, as impacted by the level of residential home construction and remodeling activity. Residential lot sales are projected to be 5 to 10 lots and 90 to 120 lots for the second quarter of 2016, and the year, respectively. Even though commercial acreage in Chenal Valley has received interest from potential buyers, it is difficult to anticipate future closings due to the volatile nature of commercial real estate transactions and the significant number of factors related to any sale.

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

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Item 7A of Part II of its 2015 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.

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

Based on their evaluation as of March 31, 2016, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2015 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
Jan. 1 through Jan. 31, 2016	147,389		$54.89	147,389	$12,031,836
Feb. 1 through Feb. 29, 2016	125,081	[2]	$54.31	124,841	$25,251,402
Mar. 1 through Mar. 31, 2016	5,200		$55.59	5,200	$24,962,333

[1]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. This plan was expanded in December 2007 by $25 million, by $25 million in December 2014, and by $20 million in February 2016. There is no stated expiration date regarding this authorization.
[2]	Includes 240 shares withheld to pay taxes in connection with vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date:	May 5, 2016	By:	/s/ Ray C. Dillon
Ray C. Dillon, President (Principal Executive Officer)

Date:	May 5, 2016	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President, Finance and Administration (Principal Financial Officer)

Date:	May 5, 2016	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller (Principal Accounting Officer)