Form 10-Q
period 2016-06-30
DELTIC TIMBER CORP
filed 2016-08-05
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of Common Stock, $.01 Par Value, outstanding at July 22, 2016, was 12,149,002.

TABLE OF CONTENTS – SECOND QUARTER 2016 FORM 10-Q REPORT

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Thousands of dollars)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$3,499	5,429
Trade accounts receivable, net of allowance for doubtful accounts of $145 and $130, respectively	12,068	6,995
Inventories	11,265	11,917
Prepaid expenses and other current assets	5,556	6,392

Total current assets	32,388	30,733
Investment in real estate held for development and sale	58,332	58,418
Timber and timberlands – net	362,718	361,856
Property, plant, and equipment – net	92,923	85,495
Deferred charges and other assets	2,754	2,665

Total assets	$549,115	539,167

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$39,949	39,917
Trade accounts payable	9,385	8,837
Accrued taxes other than income taxes	3,098	2,118
Deferred revenues and other accrued liabilities	9,606	7,607

Total current liabilities	62,038	58,479
Long-term debt	200,846	183,836
Deferred tax liabilities – net	1,708	525
Other noncurrent liabilities	43,043	42,359
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	86,774	87,822
Retained earnings	202,930	201,959
Treasury stock	(37,039)	(24,347)
Accumulated other comprehensive loss	(11,313)	(11,594)

Total stockholders’ equity	241,480	253,968

Total liabilities and stockholders’ equity	$549,115	539,167

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$56,705	45,681	107,329	94,060

Costs and expenses
Cost of sales	37,877	33,240	74,389	67,256
Depreciation, amortization, and cost of fee timber harvested	5,618	5,291	11,491	10,276
General and administrative expenses	4,982	5,437	10,004	10,299

Total costs and expenses	48,477	43,968	95,884	87,831
Other income – business interruption claim	—	516	—	516
Gain on involuntary conversion of assets	—	704	—	704

Operating income	8,228	2,933	11,445	7,449
Interest income	5	—	7	1
Interest and other debt expense, net of capitalized interest	(2,181)	(1,646)	(4,877)	(3,274)
Other income/(expense)	81	(3)	132	104

Income before income taxes	6,133	1,284	6,707	4,280
Income tax expense	(1,913)	(453)	(2,092)	(1,536)

Net income	$4,220	831	4,615	2,744

Earnings per common share
Basic	$.35	.07	.38	.22
Assuming dilution	$.35	.07	.38	.22
Dividends per common share
Paid	$.10	.10	.20	.20
Declared	$.20	.20	.30	.30
Weighted average common shares outstanding (thousands)
Basic	11,974	12,471	12,013	12,462
Assuming dilution	12,032	12,521	12,078	12,518

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2016	2015
Net income	$4,615	2,744

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income (net of tax):
Amortization of prior service cost	—	1
Amortization of actuarial loss	281	464
Amortization of plan amendment	—	(14)

Other comprehensive income	281	451

Comprehensive income	$4,896	3,195

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$4,615	2,744
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	11,491	10,276
Deferred income taxes	614	(487)
Real estate development expenditures	(2,030)	(1,293)
Real estate costs recovered upon sale	1,889	585
Timberland costs recovered upon sale	6	25
Stock-based compensation expense	1,689	1,678
Net increase in liabilities for pension and other postretirement benefits	1,170	1,802
Net decrease in deferred compensation for stock-based liabilities	(551)	(543)
Decrease in operating working capital other than cash and cash equivalents	853	369
Other changes in assets and liabilities	279	(557)

Net cash provided by operating activities	20,025	14,599

Investing activities
Capital expenditures requiring cash, excluding real estate development	(18,160)	(13,102)
Timberland acquisition expenditures requiring cash	(719)	(581)
Net change in purchased stumpage inventory	(2,089)	(574)
Net change in funds held by trustee	1	—
Other – net	221	308

Net cash required by investing activities	(20,746)	(13,949)

Financing activities
Proceeds from borrowings	24,000	2,000
Repayments of notes payable and long-term debt	(7,000)	(1,000)
Treasury stock purchases	(15,174)	(16)
Common stock dividends paid	(2,429)	(2,523)
Proceeds from stock option exercises	256	545
Excess tax benefits/(provisions) from stock-based compensation expense	(97)	54
Other – net	(765)	(373)

Net cash required by financing activities	(1,209)	(1,313)

Net decrease in cash and cash equivalents	(1,930)	(663)
Cash and cash equivalents at January 1	5,429	2,761

Cash and cash equivalents at June 30	$3,499	2,098

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Six Months Ended June 30,
	2016	2015
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2016 and 2015	128	128

Capital in excess of par value
Balance at beginning of period	87,822	86,575
Exercise of stock options	(15)	(88)
Stock-based compensation expense	1,689	1,678
Restricted stock awards	(2,349)	(1,677)
Tax effect of stock awards	(511)	(353)
Restricted stock forfeitures	138	—

Balance at end of period	86,774	86,135

Retained earnings
Balance at beginning of period	201,959	204,327
Net income	4,615	2,744
Common stock dividends declared	(3,644)	(3,786)

Balance at end of period	202,930	203,285

Treasury stock
Balance at beginning of period – 430,240 and 231,790 shares, respectively	(24,347)	(11,978)
Shares purchased – 277,670 and 249 shares, respectively	(15,174)	(16)
Shares issued for incentive plans – 43,075 and 41,612 shares, respectively	2,620	2,310
Forfeited restricted stock – 2,212 shares and none, respectfully	(138)	—

Balance at end of period – 667,047 and 190,427 shares, respectively	(37,039)	(9,684)

Accumulated other comprehensive loss
Balance at beginning of period	(11,594)	(11,411)
Change in other comprehensive income, net of tax	281	451

Balance at end of period	(11,313)	(10,960)

Total stockholders’ equity	$241,480	268,904

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

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of June 30, 2016, and the results of its operations and cash flows for the three months and six months ended June 30, 2016 and 2015. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Recently Issued Authoritative Accounting Pronouncements and Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases”, which supersedes Topic 840 and among other things, requires lessees to recognize most leases on-balance sheet. The new standard will be effective for the Company on January 1, 2019 and is not expected to have a material impact on its financial statements.

On March 30, 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This ASU changes several aspects of the accounting for share-based payments award transactions, including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. This update will be effective for the Company on January 1, 2017. The Company is evaluating what effect ASU 2016-09 will have on its consolidated financial statements and related disclosures.

In June 2016, FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. The ASU changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. This update will be effective for the Company on January 1, 2020 and is not expected to have a material impact on its financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

		June 30,	Dec. 31,
(Thousands of dollars)		2016	2015
Raw materials	- Logs	$2,768	1,975
	- Del-Tin - wood fiber	274	615
Finished goods	- Lumber	3,778	4,142
	- Medium density fiberboard (“MDF”)	2,359	2,516
	- MDF consigned to others	685	1,031
Supplies		1,401	1,638

		$11,265	11,917

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

	June 30,	Dec. 31,
(Thousands of dollars)	2016	2015
Short-term deferred tax assets	$2,105	2,131
Refundable income taxes	1,841	3,062
Prepaid expenses	771	687
Other current assets	839	512

	$5,556	6,392

Note 4 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

	June 30,	Dec. 31,
(Thousands of dollars)	2016	2015
Purchased stumpage inventory	$4,526	2,437
Timberlands	156,264	155,997
Fee timber	328,984	326,327
Logging facilities	1,229	1,221

	491,003	485,982
Less accumulated cost of fee timber harvested and facilities depreciation	(128,445)	(124,292)

Strategic timber and timberlands	362,558	361,690
Non-strategic timber and timberlands	160	166

	$362,718	361,856

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Timber and Timberlands (cont.)

During the three months ended June 30, 2016, Deltic acquired 324 acres of timberland for $528,000, and for the six months ended June 30, 2016, 403 acres of timberland were acquired for $719,000. During the three months ended June 30, 2015, Deltic acquired approximately 304 acres of timberlands for cash payments of approximately $580,000. The total number of timberland acres acquired in the first six months of 2015 was 344, inclusive of 40 acres acquired in an exchange transaction in the first quarter of 2015. The timberlands acquired in both 2016 and 2015 were located in the Company’s current operating area. Deltic invests in and holds strategic fee timber as a productive asset, and any expenditure to acquire such timber and timberlands is an investing activity on the Company’s Consolidated Statements of Cash Flows.

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations. In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberlands base to be sold. Other non-strategic acreage exists within the Company’s land base, but Deltic has not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines that they are either smaller tracts of pine timberlands that cannot be strategically managed or tracts of hardwood bottomland that cannot be converted into pine-growing acreage, they will be sold. As of June 30, 2016, approximately 241 acres of these lands were available for sale.

Included in the Woodlands operating income were gains from sales of timberland of $33,000 and $70,000 for the three months ended June 30, 2016, and 2015, respectively, and $33,000 and $96,000 for the six months ended June 30, 2016 and 2015, respectively. Occasionally Deltic engages in land-for-land exchanges that are recorded as sales due to the nature of the land involved. For the six months ending June 30, 2015, $25,000 of gains were included in operating income from non-monetary exchanges, and there were no such gains in the same period of 2016.

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

	June 30,	Dec. 31,
(Thousands of dollars)	2016	2015
Land	$947	947
Land improvements	12,488	10,409
Buildings and structures	25,463	23,900
Machinery and equipment	169,369	158,385

	208,267	193,641
Less accumulated depreciation	(115,344)	(108,146)

	$92,923	85,495

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

	June 30,	Dec. 31,
(Thousands of dollars)	2016	2015
Deferred revenues – current	$3,477	2,877
Dividend payable	1,215	—
Vacation accrual	1,501	1,360
Deferred compensation	397	619
All other current liabilities	3,016	2,751

	$9,606	7,607

Note 7 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

	June 30,	Dec. 31,
(Thousands of dollars)	2016	2015
Accumulated postretirement benefit obligation	$12,623	12,295
Supplemental pension plan	12,893	12,764
Accrued pension liability	15,930	15,698
Deferred revenue – long-term portion	92	115
Other noncurrent liabilities	1,505	1,487

	$43,043	42,359

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Income Taxes

The Company’s effective tax rate for the three months and six months ended June 30, 2016, was 31 percent due to the benefit of a lower income tax rate on sales of timber held 15 years or longer during the year of 2016. This compares to an effective income tax rate for the three and six months ended June 30, 2015 of 35 percent and 36 percent, respectively. At June 30, 2016, there were no unrecognized tax benefits recorded on the balance sheet. The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2012.

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2016	2015	2016	2015
Defined benefit funded retirement plan
Service cost	$410	490	821	979
Interest cost	524	505	1,048	1,010
Expected return on plan assets	(593)	(602)	(1,187)	(1,205)
Amortization of prior service cost	—	1	—	2
Recognized actuarial loss	213	210	425	420

Net retirement expense	$554	604	1,107	1,206

Defined benefit unfunded retirement plan
Service cost	$53	129	106	259
Interest cost	81	124	161	247
Recognized actuarial loss	19	152	38	304

Net retirement expense	$153	405	305	810

Other postretirement benefit plan
Service cost	$95	131	190	263
Interest cost	144	140	288	280
Recognized actuarial loss	—	19	—	39
Amortization of plan amendment	—	(11)	—	(23)

Net other postretirement benefits expense	$239	279	478	559

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Employee and Retiree Benefit Plans (cont.)

The Company made contributions to its qualified plan of $450,000 during the first six months of 2016, and expects to fund the plan with an additional $600,000 over the remainder of 2016. The expected long-term rate of return on pension plan assets is 7.50 percent. Effective January 1, 2015, Deltic closed the defined benefit funded retirement plan to any new or rehired salaried and hourly non-represented entrants. In connection with this closure, additional Company 401(k) contributions are made for all employees hired on or after that date.

Note 11 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component for the six months ended June 30, 2016 and 2015:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

	Defined Benefit Funded Retirement	Defined Benefit Unfunded Retirement	Post Retirement Benefit
(Thousands of dollars)	Plan	Plan	Plan	Total
AOCL at January 1, 2016	$(7,071)	(4,309)	(214)	(11,594)
Amounts reclassified from AOCL	258	23	—	281

Net current period other comprehensive income	258	23	—	281

AOCL at June 30, 2016	$(6,813)	(4,286)	(214)	(11,313)

	Defined Benefit Funded Retirement	Defined Benefit Unfunded Retirement	Post Retirement Benefit
(Thousands of dollars)	Plan	Plan	Plan	Total
AOCL at January 1, 2015	$(7,615)	(3,064)	(732)	(11,411)
Amounts reclassified from AOCL	256	185	10	451

Net current period other comprehensive income	256	185	10	451

AOCL at June 30, 2015	$(7,359)	(2,879)	(722)	(10,960)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Other Comprehensive Income Disclosures (cont.)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components:

	Six Months Ended June 30, 2016
	Defined Benefit Funded Retirement	Defined Benefit Unfunded Retirement	Post Retirement Benefit
(Thousands of dollars)	Plan	Plan	Plan	Total
Amortization of actuarial losses	$425	38	—	463

Total before tax	425	38	—	463
Income tax benefit/(expense)	(167)	(15)	—	(182)

Total reclassifications – net of tax	$258	23	—	281

	Six Months Ended June 30, 2015
	Defined Benefit Funded Retirement	Defined Benefit Unfunded Retirement	Post Retirement Benefit
(Thousands of dollars)	Plan	Plan	Plan	Total
Amortization of prior service costs	$2	—	—	2
Amortization of actuarial losses	420	304	39	763
Amortization of plan amendment	—	—	(23)	(23)

Total before tax	422	304	16	742
Income tax benefit/(expense)	(166)	(119)	(6)	(291)

Total reclassifications – net of tax	$256	185	10	451

Amounts in parentheses indicate expenses. These items are included in the computation of net periodic retirement and postretirement costs. See Note 10 – Employee and Retiree Benefit Plans.

Tax Effects by Component

	Six Months Ended June 30, 2016
	Before Tax	Tax (Expense)	Net of Tax
(Thousands of dollars)	Amount	or Benefit	Amount
Amortization of actuarial losses	$463	(182)	281

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Other Comprehensive Income Disclosures (cont.)

	Six Months Ended June 30, 2015
	Before Tax	Tax (Expense)	Net of Tax
(Thousands of dollars)	Amount	or Benefit	Amount
Amortization of prior service costs	$2	(1)	1
Amortization of actuarial losses	763	(299)	464
Amortization of plan amendment	(23)	9	(14)

	$742	(291)	451

Note 12 – Stock-Based Compensation

The Consolidated Statements of Income for the three months ended June 30, 2016 and 2015, included $812,000 and $847,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the six months ended June 30, 2016 and 2015, the amounts were $1,689,000 and $1,678,000, respectively.

Assumptions for the valuation of 2016 stock options and restricted stock performance units consisted of the following:

2016
Expected term of options (in years)	6.27
Weighted expected volatility	38.16%
Dividend yield	.59%
Risk-free interest rate – performance restricted shares	1.34%
Risk-free interest rate – options	2.13%
Stock price as of valuation date	$55.94
Restricted performance share valuation	$68.88
Grant date fair value – stock options	$20.39

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Stock Options – A summary of stock options as of June 30, 2016, and changes during the six months then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2016	147,870	$63.86
Granted	28,533	55.94
Exercised	(4,905)	52.14
Forfeited/expired	(2,941)	62.96

Outstanding at June 30, 2016	168,557	$62.87	6.5	$856

Exercisable at June 30, 2016	105,704	$63.74	5.2	$472

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2016, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of June 30, 2016, there was $1,194,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2 years.

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of June 30, 2016, and changes during the six months then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2016	87,105	$67.04
Granted	26,338	55.94
Vested	(17,912)	67.67
Forfeited	(858)	64.90

Nonvested at June 30, 2016	94,673	$63.85

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

As of June 30, 2016, there was $3,087,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Performance Units – A summary of nonvested restricted stock performance units as of June 30, 2016, and changes during the six months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2016	63,900	$83.24
Granted	23,095	68.88
Units not meeting vesting conditions	(11,263)	90.61
Forfeited	(1,354)	78.11

Nonvested at June 30, 2016	74,378	$77.76

As of June 30, 2016, there was $3,142,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Note 13 – Contingencies

At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

Note 14 – Business Interruption Claim and Gain on Involuntary Conversion of Assets

On March 10, 2015, the Company experienced a fire at its MDF plant located in El Dorado, Arkansas. Damage was limited to the press portion of the facility and operations at the facility were temporarily suspended while repairs were made to the damaged area. Most of the repairs were completed in April 2015 and the plant became fully operational in that month. The Company maintains insurance coverage for both business interruption and property damage. Deltic settled the insurance claims during the second quarter and recorded the applicable income from the business interruption claim and gains on involuntary conversion of assets in the operating income section of the consolidated income statement. The claim for business interruption insurance was settled for a total of $2,452,000, of which $516,000 was reported in Other Operating Income in the Company’s Consolidated Statements of Income for the quarter ending June 30, 2015 and $1,936,000 was a reimbursement of business operating expenses. The total deductible for the business interruption policy was approximately $948,000, $729,000 of which was recognized as expense in the first quarter of 2015 and $219,000 was recognized as expense in the second quarter of 2015. The Company had adequate property damage insurance coverage to enable it to recover the replacement cost of its property and equipment that was destroyed by the fire. During the second quarter, the Company settled property claims of $5,969,000 for property damage. The claims for property damage included $4,379,000 for inventory, contents, and

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Business Interruption Claim and Gain on Involuntary Conversion of Assets (cont.)

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at June 30, 2016, are presented in the following table:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Liabilities	Significant Observable	Significant Unobservable
	June 30,	Inputs	Inputs	Inputs
(Thousands of dollars)	2016	Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$1,505	1,505	—	—

Long-term debt, including current maturities – The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Fair Value of Financial Instruments (cont.)

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at June 30, 2016 and 2015. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	June 30, 2016		December 31, 2015
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current maturities	$240,795	248,093	223,753	225,123

Note 16 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share amounts)	2016	2015	2016	2015
Net earnings allocated to common stock	$4,161	821	4,553	2,712
Net earnings allocated to participating securities	59	10	62	32

Net income allocated to common stock and participating securities	$4,220	831	4,615	2,744

Weighted average number of common shares used in basic EPS	11,974	12,471	12,013	12,462
Effect of dilutive stock awards	58	50	65	56

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,032	12,521	12,078	12,518

Earnings per common share
Basic	$.35	.07	.38	.22
Assuming dilution	$.35	.07	.38	.22

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

The following table provides information about potentially dilutive securities that were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive, or in the case of the restricted performance shares, did not meet the metrics established for awarding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options	96,810	73,151	122,109	73,151
Restricted performance shares	16,244	31,266	16,244	64,748

Note 17 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Six Months Ended June 30,
(Thousands of dollars)	2016	2015
Income taxes paid in cash	$354	329
Interest paid	4,561	3,045
Interest capitalized	(119)	(18)

Non-cash investing and financing activities excluded from the Consolidated Statement of Cash Flows include:

	Six Months Ended June 30,
(Thousands of dollars)	2016	2015
Issuance of restricted stock	$2,349	1,677
Land exchanges	—	39
Capital expenditures accrued, not paid	1,180	1,644
Insurance recoveries accrued for equipment	—	1,590

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Supplemental Cash Flow Disclosures (cont.)

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2016	2015
Trade accounts receivable	$(5,072)	(1,376)
Insurance receivables*	—	(4,883)
Inventories	652	1,765
Prepaid expenses and other current assets	755	1,720
Trade accounts payable	1,728	923
Accrued taxes other than income taxes	980	992
Deferred revenues and other accrued liabilities	1,810	1,228

	$853	369

*	Does not include capital items that are included in investing activities

Note 18 – Subsequent Event

On July 29, 2016, Deltic replaced the letter of credit that supports the Union County, Arkansas Taxable Industrial Revenue Bonds issued to finance a portion of the construction costs of the Del-Tin Fiber MDF plant, that was scheduled to expire on August 31, 2016. These bonds, due in 2027, total $29,000,000. The Company utilized a portion of the $50 million letter of credit component available under its revolving credit facility. With this, the borrowing capacity of the revolving credit facility was reduced by the amount of the letter of credit issued.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2016	2015	2016	2015
Net sales
Woodlands	$9,523	9,830	19,983	20,868
Manufacturing[2]	47,287	38,387	91,118	80,534
Real Estate	5,642	2,834	7,871	4,320
Eliminations[1]	(5,747)	(5,370)	(11,643)	(11,662)

	$56,705	45,681	107,329	94,060

Income before income taxes
Operating income/(loss)
Woodlands	$4,365	4,951	9,682	11,437
Manufacturing[2]	7,030	3,465	10,312	7,002
Real Estate	1,743	(246)	1,153	(1,075)
Corporate	(4,721)	(5,155)	(9,442)	(9,720)
Eliminations	(189)	(82)	(260)	(195)

Operating income	8,228	2,933	11,445	7,449
Interest income	5	—	7	1
Interest and other debt expense, net of capitalized interest	(2,181)	(1,646)	(4,877)	(3,274)
Other income/(expense)	81	(3)	132	104

	$6,133	1,284	6,707	4,280

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$2,008	1,967	4,228	3,674
Manufacturing[2]	3,488	3,222	7,017	6,398
Real Estate	87	93	179	184
Corporate	35	9	67	20

	$5,618	5,291	11,491	10,276

Capital expenditures
Woodlands	$760	913	2,214	2,221
Manufacturing[2]	8,194	6,017	14,655	10,160
Real Estate	1,359	1,242	2,088	1,509
Corporate	40	138	65	140

	$10,353	8,310	19,022	14,030

Timberland acquisition expenditures	$598	563	719	619

[1]	Primarily intersegment sales of timber from Woodlands to Manufacturing.
[2]	During March 2015, the Company experienced a fire in the press area at its MDF plant in El Dorado that affected the operating results. (For additional information, see Note 14 – Business Interruption Claim and Gain on Involuntary Conversion of Assets)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $4.2 million for the second quarter of 2016, compared to $.8 million for the same period of 2015. The increase was primarily due to increased operating income for the Manufacturing and Real Estate segments, as a result of an improved lumber market combined with increased residential lot sales and the benefit of a commercial real estate acreage sale. The Woodlands segment reported $4.4 million in operating income for the second quarter of 2016, a decrease of $.5 million when compared to the second quarter of 2015, primarily due to reduced oil and gas-related income and to lower revenues from pine pulpwood sales, partially offset by increased revenues from pine sawtimber harvested. The Manufacturing segment reported $7 million in operating income, an improvement of $3.5 million from the $3.5 million of operating income reported a year ago, mainly due to both increased lumber sales volume and average sales price. Included in the financial results of the Manufacturing segment for the second quarter of 2015 was the benefit of a settlement of insurance claims, totaling $1.2 million, related to both property damage and business interruption claims that resulted from a fire that was incurred at the Company’s MDF plant on March 10, 2015. (Additional information about the financial impact of the fire can be found in the Manufacturing segment portion of the Results of Operations, and also in Note 14 to the Consolidated Financial Statements.) The Real Estate segment reported operating income of $1.8 million in the second quarter of 2016, compared to an operating loss of $.3 million in the same quarter of 2015, due to a sale of a 10.8-acre commercial real estate tract in the current-year second quarter and the sale of more residential lots than in the prior-year period. The Corporate segment’s operating expense was $.4 million lower in the current-year quarter than in the same period a year ago, mainly due to decreased general and administrative expense. Income tax expense increased $1.5 million, compared to 2015’s second quarter, primarily due to increased pretax income, partially offset by favorable capital gains tax rates applied to income from timber harvesting activity in 2016’s second quarter.

Deltic is a vertically integrated natural resources company operating in a commodity-based business environment that is engaged in the growing and harvesting of timber and the manufacture and marketing of lumber and medium density fiberboard (“MDF”), with a major diversification in real estate development. The Company’s operations and financial results are affected by a number of factors, which include, but are not limited to, housing starts, general economic conditions, United States employment levels, interest rates, credit availability and associated costs, imports of lumber and MDF, foreign exchange rates, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, natural gas pricing, and weather conditions. During the second quarter of 2016 there was improvement in the lumber market, as wet weather conditions abated in the Company’s market areas and led to increased construction activity. This resulted in increased demand and higher sales prices for lumber. During the second quarter, Deltic increased operating hours in its sawmills in order to increase production and sales and maintain its market share. The market for real estate in Chenal Valley continues to be active as general economic conditions maintain a gradual upward trend. As with most commodity markets, the Company has little or no influence over pricing or demand levels for its wood products. Deltic’s management will continue to manage the Company’s diverse asset base, maximize its vertical integration strategy, and use its size advantage to adjust production levels to capture market-driven opportunities.

The Woodlands segment is the Company’s core operating segment, and its pine timberlands provide the foundation for Deltic’s vertically integrated structure. In the second quarter of 2016, the pine sawtimber harvest was 203,773 tons, an increase of 14,293 tons, or 8 percent, when compared to the 2015 second quarter harvest of 189,480 tons. The increase in the volume of pine sawtimber harvested was due to the timing of harvest activities for the Company’s 2016 planned annual harvest. The average sales price for the pine sawtimber harvested was $27 per ton in the second quarter of both 2016 and 2015. The pine pulpwood harvest in the current-year quarter was 103,128 tons, a decrease of 17,331 tons from the harvest in the second quarter of 2015, while the average sales price for the pine pulpwood harvested was $9 per ton for the second quarter of 2016, compared to $10 per ton in the prior-year second quarter. The decrease in harvest volume and the average per-ton sales price was due to weak markets for pine pulpwood in Deltic’s operating area during the second quarter of 2016. The Company sold 9 acres of non-strategic timberland for $4,400 per acre during the second quarter of 2016 versus sales of 38 acres of non-strategic recreational-use hardwood bottomland at an average sales price of $2,500 per acre in the same period of 2015.

The Woodlands segment’s financial results include other benefits from land ownership, such as revenues from hunting leases, mineral lease rentals, mineral royalties, and land easements. Hunting lease revenue was $.8 million for the second quarter of both 2016 and 2015. Oil and gas lease rental income was $.1 million in the second quarter of 2016, compared to $.2 million in the second quarter of 2015, as the amortization period of the prepaid lease rental payments received for the mineral leases for some acreage has expired and these mineral acres are now held by production. Oil and gas royalty income, primarily from gas wells in the Fayetteville Shale Play, was $.4 million in the second quarter of 2016, a $.3 million decrease from the second quarter of 2015, mainly due to a decrease in natural gas prices, to the impact of declining production from the aging of existing gas wells, and to there being no new drilling activity in the Fayetteville Shale to offset the decline in production. Deltic is currently receiving royalty income from 511 wells in the Fayetteville Shale Play, but the Company’s income from mineral ownership in future periods is contingent on natural gas and crude oil prices, successful completion of producing wells drilled on Company lands, and leasing additional acreage.

The Manufacturing segment produces both dimension lumber and MDF. The Company’s sawmill operations sold 69.9 million board feet of lumber in the second quarter of 2016, an increase of 8 million board feet, or 13 percent, when compared to the 61.9 million board feet sold in the second quarter a year ago. The average lumber sales price in the second quarter of 2016 was $371 per thousand board feet, a $24 per thousand board feet, or 7 percent, increase when compared to the same period in 2015, as a result of improved demand. MDF sales volume for the second quarter of 2016 was 27.7 million square feet, which was 7.2 million square feet, or 35 percent, more than the 20.5 million square feet sold in the same period of 2015. The MDF sales volume in the second quarter of 2015 reflected the impact of plant downtime as a result of the fire that occurred in the plant’s press area and of subsequent unplanned maintenance-related plant downtime. The average sales price for MDF sold during the current-year’s second quarter was $561 per thousand square feet, a decrease of $4 per thousand square feet from the average sales price of $565 per thousand square feet received in the second quarter of 2015. As with any commodity market, the Company expects the historical volatility of the lumber and MDF markets to continue into the future. Deltic closely monitors market conditions and will adjust production levels to meet market demand as needed.

The Real Estate segment reported sales of 22 residential lots during the second quarter of 2016, compared to 12 lots sold in the second quarter of 2015. The average per-lot sales price was $90,100 in 2016, compared to an average per-lot sales price of $69,500 in 2015’s second quarter, due to the mix of lots sold. There was a sale of 10.8 acres of commercial real estate acreage for $152,500 per acre in the second quarter of 2016, compared to no sales of commercial acreage in the second quarter of 2015. The commercial real estate acreage within Chenal Valley continues to receive interest from potential buyers; however, due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing of any commercial real estate transaction.

Results of Operations

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended June 30, 2016 and 2015. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended June 30,
(Millions of dollars, except per share amounts)	2016	2015
Net sales
Woodlands	$9.5	9.9
Manufacturing¹	47.3	38.4
Real Estate	5.7	2.8
Eliminations	(5.7)	(5.4)

Net sales	$56.8	45.7

Cost of sales
Woodlands	$3.0	2.8
Manufacturing¹	40.3	36.1
Real Estate	3.7	2.9
Eliminations	(9.1)	(8.5)

Total cost of sales	$37.9	33.3

Operating income
Woodlands	$4.4	4.9
Manufacturing¹	7.0	3.5
Real Estate	1.8	(.3)
Corporate	(4.7)	(5.1)
Eliminations	(.2)	(.1)

Operating income	8.3	2.9
Interest and other debt expense, net	(2.2)	(1.7)
Income tax expense	(1.9)	(.4)

Net income	$4.2	.8

Earnings per common share
Basic	$.35	.07
Assuming dilution	.35	.07

¹	On March 10, 2015 the MDF plant incurred a fire that affected operations for the quarter. (For additional information refer to Note 14 – Business Interruption Claim and Gain on Involuntary Conversion of Assets)

Consolidated

Consolidated net income for the second quarter of 2016 was $4.2 million, an increase of $3.4 million from the second quarter of 2015. The increase was primarily due to improved financial results for the Manufacturing and Real Estate segments, partially offset by higher income tax expense and interest expense.

Consolidated cost of sales for the second quarter of 2016 increased $4.6 million from the second quarter of 2015, as manufacturing costs at both the MDF plant and the sawmills increased due to increased production volume, while the cost of residential lots sold increased due to the additional lots sold. This was combined with the cost of commercial acreage sold; and was partially offset by an increase in intercompany eliminations, caused by the Woodlands providing an increased volume of pine sawtimber stumpage to the sawmills.

The main cost drivers affecting the Company’s cost of sales and impacting each segment’s operating income and thus consolidated operating income are as follows: Woodlands – direct operating expenses (such as operating salaries and benefits, cull timber removal, and line and road maintenance expenses), oil and gas royalty expenses, cost of hauling stumpage to other mills, and cost of timberland sold; Manufacturing – raw materials cost, direct manufacturing expenses (such as operating salaries and benefits, utilities, insurance, property and business interruption insurance deductibles, and repairs and maintenance), and freight expense; and Real Estate – cost of residential lots, commercial acreage, and speculative homes sold and the cost of sales of Chenal Country Club. There is generally little to no margin on either hauling stumpage to other mills in the Woodlands segment or freight activity in the Manufacturing segment, since the net sales recorded for these activities are essentially offset by the cost of hauling stumpage to other mills or freight expense.

Consolidated operating income increased $5.4 million from the second quarter of 2015. The Woodlands segment’s operating income decreased $.5 million, primarily due to a lower volume of pine pulpwood harvested and to decreased oil and gas royalty revenues, partially offset by an increased pine sawtimber harvest volume. The Manufacturing segment’s operating income increased $3.5 million from the second quarter of 2015. This increase was due to a higher average lumber sales price and increased sales volume for lumber and MDF. Included in operating income for the second quarter of 2015, was income from the Company’s MDF plant’s business interruption insurance of $.5 million and from a gain on involuntary conversion of damaged assets of $.7 million that the Company recorded in 2015’s second quarter because the claims under the plant’s business interruption and property damage insurance policies were settled. There were no such gains recorded in the second quarter of 2016. The Real Estate segment’s operating income was $1.8 million, a $2.1 million increase from the prior-year second quarter, primarily due to a sale of commercial real estate acreage in the current-year second quarter and an increased income from residential lot sales due to additional lots sold. Corporate expense for the second quarter of 2016 was $.4 million lower when compared to the corresponding quarter of 2015 due to decreased general and administrative expense.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended June 30,
	2016	2015
Net sales (millions of dollars)
Pine sawtimber	$5.6	5.2
Pine pulpwood	.9	1.1
Hardwood pulpwood	.1	.2
Timberland	—	.1
Oil and gas lease rentals	.1	.2
Oil and gas royalties	.4	.7
Hunting leases	.8	.8
Hauling to other mills	1.4	1.4
Cost of sales (millions of dollars)
Direct operating expenses	$1.4	1.2
Oil and gas royalty expenses	.1	.1
Cost of hauling stumpage to other mills	1.4	1.4
Cost of timberland sold	—	—
Cost of fee timber harvested (millions of dollars)	$1.9	1.9
Sales volume (thousands of tons)
Pine sawtimber	203.8	189.5
Pine pulpwood	103.1	120.5
Hardwood sawtimber	.4	.6
Hardwood pulpwood	9.2	7.6
Sales price (per ton)
Pine sawtimber	$27	27
Pine pulpwood	9	10
Hardwood sawtimber	62	56
Hardwood pulpwood	13	21
Timberland
Sales volume (acres)	9	38
Sales price (per acre)	$4,426	2,526

Net sales for the Woodlands segment in the second quarter of 2016 decreased $.4 million when compared to the second quarter of 2015. While pine sawtimber sales were $.4 million higher in 2016’s second quarter due to an eight percent increase in harvest volume, pine pulpwood sales decreased $.2 million, due to a 14 percent decrease in harvest volume and a lower per-ton sales price. In addition, revenue from oil and gas lease rentals and royalties in the second quarter of 2015 decreased $.4 million, as the amortization period ended for the previously received lease payments for which the original lease period expired and the leasehold became held by production. The decrease in oil and gas royalties in the second quarter of 2016 was due to lower prices for natural gas and lower volumes of gas production caused by the aging of existing wells and to there being no new drilling activity in the second quarter 2016 when compared to the same period of 2015.

Cost of sales for the Woodlands segment in the second quarter of 2016 increased $.2 million when compared to the same period a year ago, due to higher direct operating expenses. Operating income for the Woodlands segment was $.5 million less than in the 2015 second quarter due to the same factors affecting net sales and cost of sales.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Quarter Ended June 30,
	2016	2015
Net sales (millions of dollars)
Lumber	$26.0	21.5
Residual by-products[1]	2.9	2.7
Medium density fiberboard (“MDF”)	15.6	11.6
Freight invoiced to customers	2.9	2.7
Cost of sales – sawmill operations (millions of dollars)
Raw materials	$11.0	9.0
Residual by-products[1]	2.9	2.7
Direct manufacturing expenses	7.6	7.5
Change in inventory	(.6)	.3
Freight expense	1.1	1.1
Cost of sales – MDF operations (millions of dollars)
Raw materials[2]	$6.3	5.3
Direct manufacturing expenses[2]	6.5	5.5
Change in inventory[2]	.3	—
Freight expense	1.8	1.6
Depreciation (millions of dollars)
Sawmill operations	$1.6	1.3
MDF operations	1.8	1.8
Lumber
Finished production (MMBF)	68.8	62.0
Sales volume (MMBF)	69.9	61.9
Sales price (per MBF)	$371	347
MDF (3/4 inch basis)
Finished production (MMSF)	26.8	20.1
Sales volume (MMSF)	27.7	20.5
Sales price (per MSF)	$561	565

[1]	Residual by-products are reported net of intercompany eliminations.
[2]	On March 10, 2015 the MDF plant incurred a fire that affected operations for the quarter. (For additional information refer to Note 14 – Business Interruption Claim and Gain on Involuntary Conversion of Assets)

Net sales in the second quarter of 2016 for the Manufacturing segment increased $8.9 million, or 23 percent, when compared to the second quarter of 2015. The volume of lumber sold increased 8 million board feet, or 13 percent, compared to the second quarter of 2015, and the average lumber sales price increased $24 per MBF, or 7 percent, from 2015’s second quarter average sales price. MDF sales volume in the second quarter of 2016 was 27.7 million square feet, or 35 percent, more than the same period a year ago, while the average sales price for MDF was $4 per MSF lower than in the second quarter of 2015. The sales volumes in the second quarter of 2015 were negatively impacted by plant downtime from a fire in March 2015.

Cost of sales for the Manufacturing segment was $4.2 million higher in the second quarter of 2016 than in the second quarter of 2015, due to an increase in production of lumber and MDF. For the reported cost of sales for sawmill and MDF operations, intersegment eliminations of residual sales by sawmill operations to MDF operations are not reflected. Elimination costs increased $.8 million period-over-period. The cost of sales for sawmill operations in the second quarter of 2016 were $2.2 million more than in the prior-year second quarter due primarily to a $2 million increase in cost of raw material used. Cost of sales for MDF operations were $2.5 million higher than in the second quarter of 2015. Raw material costs and direct operating expenses for the current-year quarter were higher by $1 million each as production in the second quarter of 2015 was negatively impacted by a fire-related production curtailment. Operating income for the Manufacturing segment was $3.5 million more than in the 2015 period, due to the same items affecting net sales and cost of sales. In the second quarter 2015, the Company recognized gains on involuntary conversion of damaged assets totaling $.7 million and income of $.5 million from business interruption insurance when the combined insurance claims were settled, while there were no such gains in 2016.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended June 30,
	2016	2015
Net sales (millions of dollars)
Residential lots	$2.0	.8
Commercial acres	1.6	—
Chenal Country Club	1.8	1.9
Cost of sales (millions of dollars)
Residential lots	$1.0	.5
Commercial acres	.3	—
Chenal Country Club	1.7	1.8
Sales volume
Residential lots	22	12
Commercial acres	10.8	—
Average sales price (thousands of dollars)
Residential lots – per lot	$90	69
Commercial acres – per acre	152	—

Net sales for the Real Estate segment in the second quarter of 2016 increased $2.9 million compared to the second quarter of 2015. The increase was due to an increase in the number of residential lots sold at a higher average per-lot sales price combined with a sale of a 10.8-acre commercial real estate tract in the current-year second quarter. The average sales price per lot sold increase of $21,000 per lot sold was due to the mix of lots sold.

Cost of sales for the Real Estate segment increased $.8 million due to the cost of the commercial acreage sold and to the increase in the number of residential lots sold in the current-year quarter. The increase in operating income for the Real Estate segment in the second quarter of 2016 was due to the margin from the commercial acreage sold and to the increase in the number of residential lots sold.

Corporate

The $.4 million decrease in Corporate operating expense during the second quarter of 2016 was primarily due to lower general and administrative expense when compared to the same period of 2015.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment during the second quarter of 2016 increased $.3 million, to $5.7 million, when compared to the same quarter of last year. The increase was due to a larger harvest volume from the Woodlands segment’s fee timberlands that were transferred to the sawmills. Current period transfer prices are approximately that of market.

Interest Expense

Interest expense was $.5 million higher when compared to the prior-year second quarter, due to increased borrowings as a result of increased expenditures for purchases of treasury stock and capital projects. In addition, 2016’s interest expense was negatively impacted by a higher weighted-average interest rate on the debt outstanding. The Company received $.3 million in patronage refunds from one of its lenders, accounted for as a reduction in interest expense.

Income Taxes

The effective income tax rate was 31 percent for the second quarter of 2016 and 35 percent for the second quarter of 2015. The current year income tax rate is lower due to a lower capital gains tax rate that is applied to sales of timber in 2016.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

In the following tables, Deltic’s net sales and results of operations are presented for the six months ended June 30, 2016 and 2015. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2016	2015
Net sales
Woodlands	$20.0	20.9
Manufacturing[1]	91.1	80.6
Real Estate	7.9	4.3
Eliminations	(11.6)	(11.7)

Net sales	$107.4	94.1

Cost of sales
Woodlands	$5.8	5.5
Manufacturing	80.8	74.7
Real Estate	6.3	5.0
Eliminations	(18.5)	(17.9)

Total cost of sales	$74.4	67.3

Operating income and net income
Woodlands	$9.7	11.4
Manufacturing[1]	10.3	7.0
Real Estate	1.2	(1.1)
Corporate	(9.4)	(9.7)
Eliminations	(.3)	(.2)

Operating income	11.5	7.4

	Six Months Ended June 30,
(Millions of dollars, except per share amounts)	2016	2015
Interest and other debt expense, net	(4.9)	(3.3)
Other income	.1	.1
Income tax expense	(2.1)	(1.5)

Net income	$4.6	2.7

Earnings per common share
Basic	$.38	.22
Assuming dilution	.38	.22

¹	On March 10, 2015 the MDF plant incurred a fire that curtailed operations for the remainder of the quarter. (For additional information refer to Note14 – Business Interruption Claim and Gain on Involuntary Conversion of Assets.)

Consolidated

Consolidated net income for the first six months of 2016 increased $1.9 million when compared to the first six months of 2015. The increase was primarily due to increased operating income from the Manufacturing and Real Estate segments and decreased Corporate expense, partially offset by decreased operating income for the Woodlands segment.

Consolidated cost of sales increased $7.1 million when compared to the first six months of 2015, primarily due to increased lumber and MDF production in the Manufacturing segment as a result of increased demand, a higher cost of sales for the Real Estate segment due to the cost recorded for a commercial real estate acreage sale and to selling more residential lots, and to an increase in intercompany eliminations caused by the Woodlands providing a higher volume of pine stumpage to the Company’s sawmills.

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

Consolidated operating income for the first six months of 2016 increased $4.1 million from the first half of 2015. The Woodlands segment’s operating income decreased $1.7 million, due to decreased oil and gas royalty income and to an increased cost of fee timber harvested, partially offset by increased sales of pine pulpwood. The Manufacturing segment’s operating income for the first half of 2016 increased $3.3 million from the prior-year period, due to increased sales volume for both lumber and MDF and to lower per-unit manufacturing costs. The Real Estate segment’s operating income increased $2.3 million, mainly due to the sale of a commercial real estate site and to increased residential lot sales in the first six months of 2016. Corporate operating expense was $.3 million lower due a decrease in general and administrative expense.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Six Months Ended June 30,
	2016	2015
Net sales (millions of dollars)
Pine sawtimber	$11.3	11.3
Pine pulpwood	2.3	2.1
Hardwood sawtimber	—	.1
Hardwood pulpwood	.2	.3
Timberland	—	.1
Oil and gas lease rentals	.3	.4
Oil and gas royalties	.8	1.9
Hunting leases	1.5	1.5
Hauling to other mills	3.1	2.9
Cost of sales (millions of dollars)
Direct operating expenses	$2.4	2.3
Oil and gas royalty expenses	.3	.3
Cost of hauling stumpage to other mills	3.1	2.9
Cost of timberland sold	—	—
Cost of fee timber harvested (millions of dollars)	$4.1	3.6
Sales volume (thousands of tons)
Pine sawtimber	409.4	421.0
Pine pulpwood	263.4	212.1
Hardwood sawtimber	.8	.9
Hardwood pulpwood	17.2	15.0
Sales price (per ton)
Pine sawtimber	$28	27
Pine pulpwood	9	10
Hardwood sawtimber	61	59
Hardwood pulpwood	14	21
Timberland
Sales volume (acres)	9	58
Sales price (per acre)	$4,426	2,320

In the Woodlands segment, net sales for the first six months of 2016 decreased $.9 million from the same period of 2015. While net sales from pine pulpwood harvested were $.2 million higher than in 2015, primarily due to an increased harvest volume, net sales from hardwood sawtimber and hardwood pulpwood harvest were $.2 million less, combined, in 2016 than in the same period of 2015. In addition, oil and gas royalties were $1.1 million less than in the same period of 2015, due to a decrease in natural gas prices received for the Company’s royalty share of gas production, and to a decrease in production volume caused by the aging of existing wells and to there being no new drilling activity. Revenues for hauling stumpage to other mills was $.2 million more in 2016’s second quarter compared to the same period of 2015.

Cost of sales for the Woodlands segment for the first six months of 2016 increased $.3 million compared to the same period a year ago. This increase was due to a $.1 million increase in direct operating expenses and a $.2 million increase of the cost of hauling stumpage to other mills. The Woodlands segment’s operating income of $9.7 million was $1.7 million higher than in the first six months of 2015, due to the same factors affecting net sales and cost of sales, partially offset by a $.5 million higher cost of fee timber harvested in 2016.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Six Months Ended June 30,
	2016	2015
Net sales (millions of dollars)
Lumber	$50.1	43.4
Residual by-products[1]	5.8	5.0
Medium density fiberboard (“MDF”)[2]	29.8	26.7
Freight invoiced to customers	5.4	5.4
Cost of sales – sawmill operations (millions of dollars)
Raw materials	$21.5	18.3
Residual by-products[1]	5.8	5.0
Direct manufacturing expenses	15.4	14.7
Change in inventory	.3	—
Freight expense	1.9	1.9
Cost of sales – MDF operations (millions of dollars)
Raw materials[2]	$12.3	10.8
Direct manufacturing expenses[2]	13.0	12.6
Change in inventory[2]	.5	1.8
Freight expense	3.4	3.4
Depreciation (millions of dollars)
Sawmill operations	$3.1	2.6
MDF operations	3.7	3.6
Lumber
Finished production (MMBF)	138.3	121.6
Sales volume (MMBF)	141.5	123.2
Sales price (per MBF)	$354	352
MDF (3/4 inch basis) [2]
Finished production (MMSF)	52.7	43.2
Sales volume (MMSF)	53.7	47.0
Sales price (MSF)	$554	569

[1]	Intrasegment residual sales have been eliminated.
[2]	On March 10, 2015, the MDF plant incurred a fire that curtailed operations for the remainder of the quarter. (For additional information refer to Note14 – Business Interruption Claim and Gain on Involuntary Conversion of Assets.)

Net sales for the Manufacturing segment increased $10.5 million from the prior-year period, primarily due to the benefit of improved wood products markets, which led to a higher average lumber sales price and increased sales volumes for both lumber and MDF. Lumber sales increased $6.7 million when compared to the first six months of 2015, primarily due to a higher average lumber sales price combined with an increase in the lumber sales volume. MDF sales increased $3.1 million, due to an increase in MDF sales volume, partially offset by lower average MDF sales price.

Cost of sales for the Manufacturing segment in the first six months of 2016 increased $6.1 million from the first six months of 2015. For the reported cost of sales for sawmill and MDF operations, intersegment eliminations of residual sales by sawmill operations to MDF operations are not reflected. Elimination costs increased $1.1 million period-over-period. The cost of sales for sawmill operations in the first six months of 2016 were $6.1 million more than the prior-year first six months, due to an increase in raw material costs of $3.2 million, a $.3 million reduction in benefit from the change in lumber inventory, combined with a $.7 million increase in direct operating expenses. Cost of sales for MDF operations in 2016’s first six months were $.5 million higher than in the first six months of 2015. The Company had insurance coverage for the property damage and business interruption caused by a fire in the first quarter of 2015 and recognized expenses associated with the deductibles for these policies which amounted to $1 million for the property policy and approximately $.9 million for the business interruption policy in the first six months of 2015. Gains of $.5 million from the settlement of the business interruption claim and $.7 million of involuntary gains on assets damaged beyond repair in the property damage claim were recognized in the first six months of 2015 on settlement of the claim while there were no such gains in 2016. Operating income for the Manufacturing segment was $3.3 million more than in the same period a year ago, due to the same items affecting net sales and cost of sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Six Months Ended June 30,
	2016	2015
Net sales (millions of dollars)
Residential lots	$2.5	.9
Commercial acres	1.6	—
Chenal Country Club	3.1	3.2
Cost of sales (millions of dollars)
Residential lots	$1.3	.6
Commercial acres	.3	—
Chenal Country Club	3.1	3.2
Sales volume
Residential lots	28	14
Commercial acres	10.8	—
Average sales price (thousands of dollars)
Residential lots – per lot	$89	67
Commercial acres – per acre	152	—

Net sales for the Real Estate segment in the first six months of 2016 increased $3.6 million when compared to the first six months of 2015, primarily due to more residential lots sold, a higher average per-lot sales price, and to a sale of commercial real estate acreage. The average sales price per lot increased $22,000 in the first six months of 2016 from the same period of 2015 due to the mix of lots sold.

Cost of sales for the Real Estate segment increased $1.3 million compared to the first six months of 2015, due to sales of more residential lots and to the sale of commercial real estate acreage. The increase in operating income for the Real Estate segment from the first six months of 2015 was due to the additional residential lots sold and the income from the commercial real estate acreage sale.

Corporate

Operating expenses for the Corporate segment were $.3 million lower versus the first six months of 2015, mainly due to decreased general and administrative expense.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment decreased $.1 million to $11.6 million for the first six months of 2016. The decrease was mainly due to a slight change in volume of the timber transferred to the sawmills. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Interest Expense

Interest expense for the first six months of 2016 increased $1.6 million when compared to the same period of 2015, due to borrowings for capital projects and share repurchases, combined with the impact of a higher weighted-average interest rate on the debt outstanding. A patronage refund of $.3 million received from one of the Company’s lenders in the second quarter of 2016 was accounted for as a reduction of interest expense.

Income Taxes

The effective income tax rate was 31 percent for the six months ended June 30, 2016 and was 36 percent for the six months ended June 30, 2015. The current-year income tax rate is lower due to a beneficial capital gains tax rate that is applied to gains from timber harvesting activity for 2016.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $20 million for the first six months of 2016, compared to $14.6 million for the same period of 2015. Cash from operations and borrowings under the Company’s revolving credit facility provided the cash needed for capital expenditures, common stock repurchases, timberland acquisition expenditures, and payment of dividends. Changes in operating working capital, other than cash and cash equivalents, provided cash of $.9 million in the first six months of 2016 and $.4 million in the same period of 2015. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $20.2 million in the current-year period and $14.4 million a year ago. Capital expenditures by segment consisted of the following:

	Six Months Ended
	June 30,
(Thousands of dollars)	2016	2015
Woodlands	$2.2	2.2
Manufacturing	14.6	10.2
Real Estate, including development expenditures	2.1	1.5
Corporate	.1	.1

Capital expenditures	19.0	14.0
Adjustment for non-cash accrued liabilities	1.2	.4

Capital expenditures requiring cash	$20.2	14.4

Timberland acquisition expenditures, including timberland acquired in exchanges, for the six months ended June 30, 2016 was $.7 million and $.6 million for the six months ended June 30, 2015. The net change in purchased stumpage inventory to be utilized in the Company’s sawmilling operations required cash of $2.1 million and $.6 million in the first six months of 2016 and 2015, respectively. The Company borrowed $24 million and repaid $7 million in the first six months of 2016 and borrowed $2 million and had repayments of $1 million in the first six months of 2015. Dividends of $2.4 million were paid in the first six months of 2016; and $2.5 million in dividends were paid in the first six months of 2015. Proceeds from exercises of stock options and the related tax benefits were $.2 million in the first six months of 2016 and were $.6 million in the first six months of 2015. The Company used $15.2 million in cash to repurchase stock in the first six months of 2016, with no stock repurchases in the same period of 2015. Other financing activities required cash of $.8 million in the first six months of 2016 and $.4 million for the same period of the prior year.

Financial Condition

Adjusted working capital, defined by the Company as the net of current assets and current liabilities excluding current maturities of long-term debt, totaled $10.3 million at June 30, 2016, and $12.2 million at December 31, 2015. Deltic’s adjusted working capital ratio at June 30, 2016 was 1.47 to 1, compared to 1.66 to 1 at the end of 2015. Cash and cash equivalents at the end of the second quarter of 2016 were $3.5 million, a decrease of $1.9 million from the December 31, 2015 balance of $5.4 million. The total indebtedness of the Company at June 30, 2016 was $241 million, including current maturities of long-term debt of $39.9 million, compared to total indebtedness at December 31, 2015 of $224 million. Deltic’s total debt to stockholders’ equity ratio was 1 to 1 at June 30, 2016 and .881 to 1 at December 31, 2015.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $430 million, and includes an option to request an increase in the amount of aggregate revolving commitments by $50 million. As of June 30, 2016, there was $72 million outstanding in borrowings on the credit facility, leaving $358 million available. On July 29, 2016 the Company utilized a portion of the $50 million letter of credit component available under its revolving credit facility to replace the letter of credit that supports the Union County, Arkansas Taxable Industrial Revenue Bonds that total $29 million and was scheduled to expire on August 31, 2016. With this, the borrowing capacity of the revolving credit facility was reduced by the amount of the letter of credit issued. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Notes 10 and 11 to the consolidated financial statements included in the Company’s 2015 annual report on Form 10-K and see Note 18 of this second quarter report on Form 10-Q.)

The table below sets forth the covenants in the credit facility and senior notes payable and status with respect to these covenants as of June 30, 2016 and December 31, 2015.

	Covenants		Actual Ratios at	Actual Ratios at
	Requirements		June 30, 2016	Dec. 31, 2015
Leverage ratio should be less than:[1]	.65 to 1		.5 to 1	.469 to 1
Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	77.49%	74.01%

[1]	The leverage ratio is calculated as total debt divided by total capital. Total debt includes indebtedness for borrowed money, secured liabilities, obligations in respect of letters of credit, and guarantees. Total capital is the sum of total debt and net worth. Net worth is calculated as total assets minus total liabilities, as reflected on the balance sheet. This covenant is applied at the end of each quarter.
[2]	Timber market value must be greater than 175 percent of total debt (as defined in (1) above.) The timber market value is calculated by multiplying the average price received for sales of timber for the preceding four quarters by the current quarter’s ending inventory of timber. This covenant is applied at the end of the quarter on a rolling four-quarter basis.

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. The Company’s Board of Directors expanded the program by $25 million in December 2007, by $25 million in December 2014, and by $20 million in February 2016. As of June 30, 2016, the Company had expended $55 million under this program, with the purchase of 1,066,745 shares at an average cost of $51.59 per share; inclusive of 277,430 shares purchased in 2016 at an average cost of $54.65 per share. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 per share and 419,542 shares at a $24.68 per share average cost, respectively.

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

(Millions of dollars)		During	2017	2019	After
	Total	2016	to 2018	to 2020	2020
Contractual cash payment obligations
Real estate development committed capital costs	$6.2	3.4	.5	2.3	—
Manufacturing committed capital costs	20.4	20.4	—	—	—
Woodlands committed capital costs	.9	.9	—	—	—
Long-term debt	241.0	40.0	—	72.0	129.0
Interest on debt*	46.8	4.0	11.6	11.4	19.8
Retirement plans	6.5	.7	.6	.5	4.7
Other postretirement benefits	5.4	.2	.9	1.1	3.2
Other liabilities	1.5	1.5	—	—	—

	$328.7	71.1	13.6	87.3	156.7

Other commercial commitment expirations
Timber cutting agreements	$5.9	.6	.8	4.5	—
Letters of credit	.4	.1	.2	.1	—

	$6.3	.7	1.0	4.6	—

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 220,000 to 250,000 tons in the third quarter of 2016 and 725,000 to 765,000 tons for the year. Finished lumber sales volumes are estimated at 60 to 70 million board feet for the third quarter and 265 to 285 million board feet for the year. MDF sales volumes for the third quarter and year of 2016 are estimated to be 25 to 35 million square feet and 100 to 120 million square feet, respectively. Actual lumber and MDF sales volumes are subject to market conditions. Residential lot sales are projected to be 20 to 30 lots and 90 to 120 lots for the third quarter and the year, respectively. Even though commercial acreage in Chenal Valley has received interest from potential buyers, it is difficult to anticipate future closings due to the volatile nature of commercial real estate transactions and the significant number of factors related to any sale.

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

Based on their evaluation as of June 30, 2016, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2015 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 through
April 30, 2016	—	$—	—	$24,962,333
May 1 through
May 31, 2016	—	$—	—	$24,962,333
June 1 through
June 30, 2016	—	$—	—	$24,962,333

[1]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. This plan was expanded in December 2007 by $25 million, by $25 million in December 2014, and by $20 million in February 2016. There is no stated expiration date regarding this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Other Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date:	August 5, 2016	By:	/s/ Ray C. Dillon
Ray C. Dillon, President
(Principal Executive Officer)

Date:	August 5, 2016	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date:	August 5, 2016	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)