Form 10-Q
period 2016-09-30
DELTIC TIMBER CORP
filed 2016-11-04
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of Common Stock, $.01 Par Value, outstanding at October 24, 2016, was 12,157,339.

TABLE OF CONTENTS – THIRD QUARTER 2016 FORM 10-Q REPORT

			Page Number

		PART I – Financial Information

Item	1.	Financial Statements	1

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item	3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item	4.	Controls and Procedures	37

		PART II – Other Information

Item	1.	Legal Proceedings	38

Item	1A.	Risk Factors	38

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item	3.	Defaults Upon Senior Securities	38

Item	4.	Mine Safety Disclosures	38

Item	5.	Other Information	38

Item	6.	Exhibits	39

Signatures			40

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Thousands of dollars)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$3,029	5,429
Trade accounts receivable, net of allowance for doubtful accounts of $143 and $130, respectively	11,720	6,995
Inventories	11,103	11,917
Prepaid expenses and other current assets	5,162	6,392

Total current assets	31,014	30,733
Investment in real estate held for development and sale	59,423	58,418
Timber and timberlands – net	360,866	361,856
Property, plant, and equipment – net	101,095	85,495
Deferred charges and other assets	2,577	2,665

Total assets	$554,975	539,167

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$39,967	39,917
Trade accounts payable	10,648	8,837
Accrued taxes other than income taxes	3,586	2,118
Deferred revenues and other accrued liabilities	9,599	7,607

Total current liabilities	63,800	58,479
Long-term debt	201,850	183,836
Deferred tax liabilities – net	1,851	525
Other noncurrent liabilities	43,285	42,359
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	87,534	87,822
Retained earnings	203,198	201,959
Treasury stock	(35,498)	(24,347)
Accumulated other comprehensive loss	(11,173)	(11,594)

Total stockholders’ equity	244,189	253,968

Total liabilities and stockholders’ equity	$554,975	539,167

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(Thousands of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$53,541	50,150	160,870	144,210

Costs and expenses
Cost of sales	37,506	38,642	111,895	105,898
Depreciation, amortization, and cost of fee timber harvested	5,911	5,519	17,402	15,795
General and administrative expenses	5,562	3,955	15,566	14,254

Total costs and expenses	48,979	48,116	144,863	135,947
Other income – business interruption claim	—	—	—	516
Gain on involuntary conversion of assets	—	—	—	704

Operating income	4,562	2,034	16,007	9,483
Interest income	3	2	10	3
Interest and other debt expense, net of capitalized interest	(2,256)	(1,927)	(7,133)	(5,201)
Other income	88	5	220	109

Income before income taxes	2,397	114	9,104	4,394
Income tax expense	(910)	(76)	(3,002)	(1,612)

Net income	$1,487	38	6,102	2,782

Earnings per common share
Basic	$.12	—	.50	.22
Assuming dilution	$.12	—	.50	.22
Dividends per common share
Paid	$.10	.10	.30	.30
Declared	$.10	.10	.40	.40
Weighted average common shares outstanding (thousands)
Basic	11,991	12,439	12,005	12,454
Assuming dilution	12,023	12,491	12,065	12,512

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(Thousands of dollars)

	Nine Months Ended
	September 30,
	2016	2015
Net income	$6,102	2,782

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income (net of tax):
Amortization of prior service cost	—	2
Amortization of actuarial loss	421	695
Amortization of plan amendment	—	(21)

Other comprehensive income	421	676

Comprehensive income	$6,523	3,458

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(Thousands of dollars)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net income	$6,102	2,782
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	17,402	15,795
Deferred income taxes	915	(650)
Real estate development expenditures	(4,204)	(5,088)
Real estate costs recovered upon sale	2,896	2,022
Timberland costs recovered upon sale	6	25
Stock-based compensation expense	2,586	2,503
Net increase in liabilities for pension and other postretirement benefits	1,679	2,619
Net decrease in deferred compensation for stock-based liabilities	(551)	(595)
Decrease in operating working capital other than cash and cash equivalents	961	4,502
Other changes in assets and liabilities	497	(266)

Net cash provided by operating activities	28,289	23,649

Investing activities
Capital expenditures requiring cash, excluding real estate development	(28,188)	(19,334)
Timberland acquisition expenditures requiring cash	(1,207)	(581)
Net change in purchased stumpage inventory	(1,324)	(690)
Proceeds from involuntary conversion	5	1,590
Net change in funds held by trustee	1	—
Other – net	303	444

Net cash required by investing activities	(30,410)	(18,571)

Financing activities
Proceeds from borrowings	26,000	115,000
Repayments of notes payable and long-term debt	(8,000)	(108,000)
Treasury stock purchases	(15,174)	(9,630)
Common stock dividends paid	(3,645)	(3,782)
Proceeds from stock option exercises	1,719	728
Excess tax benefits/(provisions) from stock-based compensation expense	(156)	55
Other – net	(1,023)	(731)

Net cash required by financing activities	(279)	(6,360)

Net decrease in cash and cash equivalents	(2,400)	(1,282)
Cash and cash equivalents at January 1	5,429	2,761

Cash and cash equivalents at September 30	$3,029	1,479

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Thousands of dollars)

	Nine Months Ended
	September 30,
	2016	2015
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2016 and 2015	128	128

Capital in excess of par value
Balance at beginning of period	87,822	86,575
Exercise of stock options	28	(94)
Stock-based compensation expense	2,586	2,503
Restricted stock awards	(2,469)	(1,677)
Tax effect of stock awards	(571)	(355)
Restricted stock forfeitures	138	54

Balance at end of period	87,534	87,006

Retained earnings
Balance at beginning of period	201,959	204,327
Net income	6,102	2,782
Common stock dividends declared	(4,863)	(5,030)

Balance at end of period	203,198	202,079

Treasury stock
Balance at beginning of period – 430,240 and 231,790 shares, respectively	(24,347)	(11,978)
Shares purchased – 277,670 and 157,524 shares, respectively	(15,174)	(9,630)
Shares issued for incentive plans – 70,795 and 45,322 shares, respectively	4,161	2,499
Forfeited restricted stock – 2,212 shares and 835, respectfully	(138)	(54)

Balance at end of period – 639,327 and 344,827 shares, respectively	(35,498)	(19,163)

Accumulated other comprehensive loss
Balance at beginning of period	(11,594)	(11,411)
Change in other comprehensive income, net of tax	421	676

Balance at end of period	(11,173)	(10,735)

Total stockholders’ equity	$244,189	259,315

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

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of September 30, 2016, and the results of its operations and cash flows for the three months and nine months ended September 30, 2016 and 2015. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

		Sept. 30,	Dec. 31,
(Thousands of dollars)		2016	2015
Raw materials	- Logs	$2,408	1,975
	- Del-Tin - wood fiber	360	615
Finished goods	- Lumber	4,205	4,142
	- Medium density fiberboard (“MDF”)	1,818	2,516
	- MDF consigned to others	792	1,031
Supplies		1,520	1,638

		$11,103	11,917

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

	Sept. 30,	Dec. 31,
(Thousands of dollars)	2016	2015
Short-term deferred tax assets	$1,856	2,131
Refundable income taxes	1,168	3,062
Prepaid expenses	1,525	687
Other current assets	613	512

	$5,162	6,392

Note 4 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

	Sept. 30,	Dec. 31,
(Thousands of dollars)	2016	2015
Purchased stumpage inventory	$3,762	2,437
Timberlands	156,313	155,997
Fee timber	329,998	326,327
Logging facilities	1,232	1,221

	491,305	485,982
Less accumulated cost of fee timber harvested and facilities depreciation	(130,599)	(124,292)

Strategic timber and timberlands	360,706	361,690
Non-strategic timber and timberlands	160	166

	$360,866	361,856

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Timber and Timberlands (cont.)

During the three months ended September 30, 2016, Deltic acquired 220 acres of timberland for $514,000, and for the nine months ended September 30, 2016, 623 acres of timberland were acquired for $1,207,000. During the three months ended September 30, 2015, Deltic had no acquisitions of timberlands. The total number of timberland acres acquired in the first nine months of 2015 was 344, inclusive of 304 acres acquired for cash payments of $581,000 and 40 acres acquired in a non-cash exchange transaction. The timberlands acquired in both 2016 and 2015 were located in the Company’s current operating area. Deltic invests in and holds strategic fee timber as a productive asset, and any expenditure to acquire such timber and timberlands is an investing activity on the Company’s Consolidated Statements of Cash Flows.

In 1999, the Company initiated a program to identify and sell non-strategic timberlands and use the sales proceeds to purchase pine timberlands that are strategic to its operations. In 2008, Deltic identified approximately 10,000 acres of non-strategic timberlands that existed within its timberlands base to be sold. Other non-strategic acreage exists within the Company’s land base, but Deltic has not completely identified the number of acres that fit within this category. As the Company identifies these acres and determines that they are either smaller tracts of pine timberlands that cannot be strategically managed or tracts of hardwood bottomland that cannot be converted into pine-growing acreage, they will be sold. As of September 30, 2016, approximately 241 acres of these lands were available for sale.

There were no gains from sales of timberland included in the Woodlands operating income for the three months ended September 30, 2016 compared to $6,000 in the same period of 2015. For the nine months ended September 30, 2016 and 2015, there were timber gains included in the Woodlands operating income of $33,000 and $102,000, respectively. Occasionally Deltic engages in land-for-land exchanges that are recorded as sales due to the nature of the land involved. For the nine months ending September 30, 2015, $25,000 of gains was included in operating income from non-monetary exchanges, and there were no such gains in the same period of 2016.

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

	Sept. 30,	Dec. 31,
(Thousands of dollars)	2016	2015
Land	$947	947
Land improvements	12,488	10,409
Buildings and structures	25,477	23,900
Machinery and equipment	181,238	158,385

	220,150	193,641
Less accumulated depreciation	(119,055)	(108,146)

	$101,095	85,495

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

	Sept. 30,	Dec. 31,
(Thousands of dollars)	2016	2015
Deferred revenues – current	$3,658	2,877
Dividend payable	1,217	—
Vacation accrual	1,572	1,360
Deferred compensation	667	619
All other current liabilities	2,485	2,751

	$9,599	7,607

Note 7 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

	Sept. 30,	Dec. 31,
(Thousands of dollars)	2016	2015
Accumulated postretirement benefit obligation	$12,706	12,295
Supplemental pension plan	12,958	12,764
Accrued pension liability	15,971	15,698
Deferred revenue – long-term portion	56	115
Other noncurrent liabilities	1,594	1,487

	$43,285	42,359

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

On July 29, 2016, the Company utilized a portion of the $50 million letter of credit component available under its revolving credit facility to replace the letter of credit that supports the Union County, Arkansas Taxable Industrial Revenue Bonds that total $29,000,000, and was scheduled to expire on August 31, 2016. With this, the borrowing capacity of the revolving credit facility was reduced by the amount of the letter of credit issued.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Income Taxes

The Company’s effective income tax rate for the three months and nine months ended September 30, 2016, was 38 percent and 33 percent, respectively. This compares to an effective income tax rate for the three and nine months ended September 30, 2015 of 66 percent and 37 percent, respectively. The lower rate was due to the benefit of a lower income tax rate on sales of timber held 15 years or longer during the year of 2016. At September 30, 2016, there were no unrecognized tax benefits recorded on the balance sheet. The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2013.

Note 10 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2016	2015	2016	2015
Defined benefit funded retirement plan
Service cost	$411	490	1,231	1,469
Interest cost	524	505	1,572	1,515
Expected return on plan assets	(593)	(602)	(1,780)	(1,807)
Amortization of prior service cost	—	1	—	3
Recognized actuarial loss	213	209	637	629

Net retirement expense	$555	603	1,660	1,809

Defined benefit unfunded retirement plan
Service cost	$54	130	160	389
Interest cost	80	123	242	370
Recognized actuarial loss	18	152	56	456

Net retirement expense	$152	405	458	1,215

Other postretirement benefit plan
Service cost	$95	132	285	395
Interest cost	144	139	432	419
Recognized actuarial loss	—	20	—	59
Amortization of plan amendment	—	(11)	—	(34)

Net other postretirement benefits expense	$239	280	717	839

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Employee and Retiree Benefit Plans (cont.)

The Company made contributions to its qualified plan of $750,000 during the first nine months of 2016, and expects to fund the plan with an additional $300,000 over the remainder of 2016. The expected long-term rate of return on pension plan assets is 7.50 percent. Effective January 1, 2015, Deltic closed the defined benefit funded retirement plan to any new or rehired salaried and hourly non-represented entrants. In connection with this closure, additional Company 401(k) contributions are made for all employees hired on or after that date.

Note 11 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component for the nine months ended September 30, 2016 and 2015:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
AOCL at January 1, 2016	$(7,071)	(4,309)	(214)	(11,594)
Amounts reclassified from AOCL - net current period other comprehensive income	387	34	—	421

AOCL at September 30, 2016	$(6,684)	(4,274)	(214)	(11,173)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
AOCL at January 1, 2015	$(7,615)	(3,064)	(732)	(11,411)
Amounts reclassified from AOCL - net current period other comprehensive income	384	277	15	676

AOCL at September 30, 2015	$(7,231)	(2,787)	(717)	(10,735)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Other Comprehensive Income Disclosures (cont.)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components:

	Nine Months Ended September 30, 2016
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
Amortization of actuarial losses	$637	56	—	693
Income tax expense	(250)	(22)	—	(272)

Total reclassifications – net of tax	$387	34	—	421

	Nine Months Ended September 30, 2015
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
Amortization of prior service costs	$3	—	—	3
Amortization of actuarial losses	629	456	59	1,144
Amortization of plan amendment	—	—	(34)	(34)

Total before tax	632	456	25	1,113
Income tax expense	(248)	(179)	(10)	(437)

Total reclassifications – net of tax	$384	277	15	676

Amounts in parentheses indicate expenses. These items are included in the computation of net periodic retirement and postretirement costs. See Note 10 – Employee and Retiree Benefit Plans.

Tax Effects by Component

	Nine Months Ended September 30, 2016
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Amortization of actuarial losses	$693	(272)	421

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

Note 12 – Stock-Based Compensation

The Consolidated Statements of Income for the three months ended September 30, 2016 and 2015, included $897,000 and $825,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. For the nine months ended September 30, 2016 and 2015, the amounts were $2,586,000 and $2,503,000, respectively.

Assumptions for the valuation of 2016 stock options and restricted stock performance units consisted of the following:

2016
Expected term of options (in years)	6.27
Weighted expected volatility	38.16%
Dividend yield	.59%
Risk-free interest rate –performance restricted shares	1.34%
Risk-free interest rate – options	2.13%
Stock price as of valuation date	$55.94
Restricted performance share valuation	$68.88
Grant date fair value – stock options	$20.39

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

Stock Options – A summary of stock options as of September 30, 2016, and changes during the nine months then ended are presented below:

			Weighted
Options	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2016	147,870	$63.86
Granted	28,533	55.94
Exercised	(30,455)	56.43
Forfeited/expired	(2,941)	62.96

Outstanding at September 30, 2016	143,007	$63.88	6.9	$637

Exercisable at September 30, 2016	80,154	$65.80	5.7	$219

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at September 30, 2016, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of September 30, 2016, there was $1,048,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of September 30, 2016, and changes during the nine months then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2016	87,105	$67.04
Granted	28,508	56.69
Vested	(17,912)	67.67
Forfeited	(858)	64.90

Nonvested at September 30, 2016	96,843	$63.89

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Stock-Based Compensation (cont.)

As of September 30, 2016, there was $2,834,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Performance Units – A summary of nonvested restricted stock performance units as of September 30, 2016, and changes during the nine months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2016	63,900	$83.24
Granted	23,095	68.88
Units not meeting vesting conditions	(11,263)	90.61
Forfeited	(1,354)	78.11

Nonvested at September 30, 2016	74,378	$77.76

As of September 30, 2016, there was $2,799,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2 years.

Note 13 – Contingencies

At various times, the Company may be involved in litigation incidental to its operations. Currently, there are no material legal proceedings outstanding.

Note 14 – Business Interruption Claim and Gain on Involuntary Conversion of Assets

On March 10, 2015, the Company experienced a fire at its MDF plant located in El Dorado, Arkansas. Damage was limited to the press portion of the facility and operations at the facility were temporarily suspended while repairs were made to the damaged area. Most of the repairs were completed in April 2015 and the plant became fully operational in that month. The Company maintains insurance coverage for both business interruption and property damage. Deltic settled the insurance claims during the second quarter and recorded the applicable income from the business interruption claim and gains on involuntary conversion of assets in the operating income section of the consolidated income statement. The claim for business interruption insurance was settled for a total of $2,452,000, of which $516,000 was reported in Other Operating Income in the Company’s Consolidated Statements of Income for the quarter ending September 30, 2015 and $1,936,000 was a reimbursement of business operating expenses. The total deductible for the business interruption policy was approximately $948,000, $729,000 of which was recognized as expense in the first quarter of 2015 and $219,000 was recognized as expense in the second quarter of 2015. The Company had adequate property damage insurance coverage to enable it to recover the replacement cost of its property and equipment that was destroyed by the fire. During the second quarter, the Company settled property claims of $5,969,000 for property damage. The claims for property damage included $4,379,000 for inventory, contents, and

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Business Interruption Claim and Gain on Involuntary Conversion of Assets (cont.)

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at September 30, 2016, are presented in the following table:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant	Significant
		Liabilities	Observable	Unobservable
	Sept. 30,	Inputs	Inputs	Inputs
(Thousands of dollars)	2016	Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$1,594	1,594	—	—

Long-term debt, including current maturities –The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Fair Value of Financial Instruments (cont.)

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at September 30, 2016 and December 31, 2015. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	September 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Long-term debt, including current maturities	$241,817	248,499	223,753	225,123

Note 16 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands, except per share amounts)	2016	2015	2016	2015
Net earnings allocated to common stock	$1,466	38	6,019	2,749
Net earnings allocated to participating securities	21	—	83	33

Net income allocated to common stock and participating securities	$1,487	38	6,102	2,782

Weighted average number of common shares used in basic EPS	11,991	12,439	12,005	12,454
Effect of dilutive stock awards	32	52	60	58

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,023	12,491	12,065	12,512

Earnings per common share
Basic	$.12	—	.50	.22
Assuming dilution	$.12	—	.50	.22

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

The following table provides information about potentially dilutive securities that were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive, or in the case of the restricted performance shares, did not meet the metrics established for awarding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Options	23,782	72,595	111,797	72,595
Restricted performance shares	74,378	64,271	74,378	64,271

Note 17 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Nine Months Ended
	September 30,
(Thousands of dollars)	2016	2015
Income taxes paid in cash	$1,168	2,116
Interest paid	7,464	3,385
Interest capitalized	(610)	(45)

Non-cash investing and financing activities excluded from the Consolidated Statement of Cash Flows include:

	Nine Months Ended
	September 30,
(Thousands of dollars)	2016	2015
Issuance of restricted stock	$2,469	1,677
Land exchanges	—	39
Capital expenditures accrued, not paid	1,353	612

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17 – Supplemental Cash Flow Disclosures (cont.)

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Nine Months Ended
	September 30,
(Thousands of dollars)	2016	2015
Trade accounts receivable	$(4,724)	(525)
Inventories	814	(914)
Prepaid expenses and other current assets	888	(360)
Trade accounts payable	458	4,825
Accrued taxes other than income taxes	1,467	(470)
Deferred revenues and other accrued liabilities	2,058	1,946

	$961	4,502

Note 18 – Subsequent Event

On October 10, 2016, the Company announced the retirement of Ray C. Dillon as the Company’s President and CEO. The Company will incur a one-time, pretax expense of approximately $3 million during the fourth quarter of 2016 related to this retirement. This expense includes cash payments made upon retirement and the financial impact of vesting equity grants previously awarded.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 – Business Segments

Information about the Company’s business segments consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands of dollars)	2016	2015	2016	2015
Net sales
Woodlands	$8,987	8,973	28,970	29,841
Manufacturing[2]	46,492	42,189	137,610	122,723
Real Estate	3,365	3,869	11,236	8,189
Eliminations[1]	(5,303)	(4,881)	(16,946)	(16,543)

	$53,541	50,150	160,870	144,210

Income before income taxes
Operating income/(loss)
Woodlands	$4,101	4,441	13,783	15,878
Manufacturing[2]	5,660	1,959	15,972	8,961
Real Estate	(125)	(233)	1,028	(1,308)
Corporate	(5,330)	(3,674)	(14,772)	(13,394)
Eliminations	256	(459)	(4)	(654)

Operating income	4,562	2,034	16,007	9,483
Interest income	3	2	10	3
Interest and other debt expense, net of capitalized interest	(2,256)	(1,927)	(7,133)	(5,201)
Other income/(expense)	88	5	220	109

	$2,397	114	9,104	4,394

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$2,191	1,968	6,419	5,642
Manufacturing[2]	3,599	3,446	10,616	9,844
Real Estate	84	91	263	275
Corporate	37	14	104	34

	$5,911	5,519	17,402	15,795

Capital expenditures
Woodlands	$647	866	2,861	3,087
Manufacturing[2]	11,908	6,294	26,563	16,454
Real Estate	2,180	3,851	4,268	5,360
Corporate	—	16	65	156

	$14,735	11,027	33,757	25,057

Timberland acquisition expenditures	$488	—	1,207	619

[1]	Primarily intersegment sales of timber from Woodlands to Manufacturing.
[2]	During March 2015, the Company experienced a fire in the press area at its MDF plant in El Dorado that affected the operating results. (For additional information, see Note 14 – Business Interruption Claim and Gain on Involuntary Conversion of Assets)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $1.5 million for the third quarter of 2016, compared to $.1 million for the same period of 2015. The increase was primarily due to higher operating income for the Manufacturing segment, as a result of an improved lumber market, partially offset by increased Corporate general and administrative expense. The Woodlands segment reported $4.1 million in operating income for the third quarter of 2016, a decrease of $.4 million when compared to the third quarter of 2015, mainly as a result of reduced oil and gas-related income and a higher cost of fee timber harvested, partially offset by increased revenues from pine sawtimber harvested. The Manufacturing segment reported $5.7 million in operating income, an improvement of $3.7 million from the $2 million of operating income reported a year ago, due to an increased average sales price for lumber, combined with lower per-unit manufacturing cost for medium density fiberboard (“MDF”). The Real Estate segment reported an operating loss of $.2 million in the third quarter of both 2016 and 2015. Corporate segment operating expense was $1.7 million higher in the current-year quarter than in the same period a year ago, mainly due to increased general and administrative expenses related to incentive plan costs and professional fees. Income tax expense increased $.8 million, compared to 2015’s third quarter, primarily due to increased pretax income, partially offset by the benefit of favorable capital gains tax rates applied to income from timber harvesting activity in 2016’s third quarter.

Deltic is a vertically integrated natural resources company operating in a commodity-based business environment that is engaged in the growing and harvesting of timber and the manufacture and marketing of lumber and medium density fiberboard (“MDF”), with a major diversification in real estate development. The Company’s operations and financial results are affected by a number of factors, which include, but are not limited to, housing starts, general economic conditions, United States employment levels, interest rates, credit availability and associated costs, imports of lumber and MDF, foreign exchange rates, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, natural gas pricing, and weather conditions. Even though new housing starts slowed in September, the improvement in the lumber market and the real estate market in Chenal Valley continued during the third quarter due to improving economic conditions in the Little Rock area, Deltic has continued to close on sales of new residential lots developed in 2016. As with most commodity markets, the Company has little or no influence over pricing or demand levels for its wood products. Deltic’s management will continue to manage the Company’s diverse asset base, maximize its vertical integration strategy, and use its size advantage to adjust production levels to capture market-driven opportunities.

The Woodlands segment is the Company’s core operating segment, and its pine timberlands provide the foundation for Deltic’s vertically integrated structure, supplying the majority of raw material logs to Company sawmills. In the third quarter of 2016, the pine sawtimber harvest was 188,643 tons, an increase of 9,267 tons, or 5 percent, when compared to the 2015 third quarter harvest of 179,376 tons. The average sales price for the pine sawtimber harvested was $28 per ton in the third quarter of 2016, a $1 increase when compared to prior-year third quarter. The pine pulpwood harvest in the current-year quarter was 129,122 tons, an increase of 37,217 tons from the harvest in the third quarter of 2015, while the average sales price for the pine pulpwood harvested was $7 per ton for the third quarter of 2016, compared to $9 per ton in the prior-year third quarter. While the pine pulpwood harvest increased 41 percent, prices have softened in markets within the Company’s operating area. The increase in the harvest volume for pine sawtimber and pulpwood was mainly due to the timing of Deltic’s annual harvest plan, the mix of timber on the tracts being harvested, ongoing pine pulpwood thinning activities, and good logging conditions in the Company’s operating region. The Company had no sales of non-strategic timberland during the third quarter of 2016 compared to sales of 2 acres of non-strategic recreational-use hardwood bottomland at an average sales price of $4,300 per acre in the same period of 2015.

The Woodlands segment’s financial results include other benefits from land ownership, such as revenues from hunting leases, mineral lease rentals, mineral royalties, and land easements. Hunting lease revenue was $.8 million for the third quarter of both 2016 and 2015. Oil and gas lease rental income was $.1 million in the third quarter of 2016, compared to $.2 million in the third quarter of 2015, as the amortization period of the prepaid lease rental payments received for the mineral leases for some acreage has expired and these mineral acres are now held by production. Oil and gas royalty income, primarily from gas wells in the Fayetteville Shale Play, was $.4 million in the third quarter of 2016, a $.3 million decrease from the third quarter of 2015, mainly due to 1) a decrease in natural gas prices, 2) the impact of declining production from the aging of existing gas wells, and 3) there being no new drilling activity in the Fayetteville Shale Play to offset the decline in production. Deltic is currently receiving royalty income from 510 wells in the Fayetteville Shale Play, but the Company’s income from mineral ownership in future periods is contingent on natural gas and crude oil prices, successful completion of producing wells drilled on Company lands, and leasing additional acreage.

The Manufacturing segment produces both dimension lumber and MDF. The Company’s sawmill operations sold 69.6 million board feet of lumber in the third quarter of 2016, a decrease of 1.6 million board feet, when compared to the 71.2 million board feet sold in the third quarter a year ago. The average lumber sales price in the third quarter of 2016 was $376 per thousand board feet, a $55 per thousand board feet, or 17 percent, increase when compared to the same period in 2015, as a result of improved demand. MDF sales volume for the third quarter of 2016 was 26 million square feet, which was .5 million square feet more than the 25.5 million square feet sold in the same period of 2015. The average sales price for MDF sold during the current-year’s third quarter was $561 per thousand square feet, an increase of $4 per thousand square feet from the average sales price of $557 per thousand square feet received in the third quarter of 2015. As with any commodity market, the Company expects the historical volatility of the lumber and MDF markets to continue into the future. Deltic closely monitors market conditions and will adjust production levels to meet market demand as needed.

The Real Estate segment reported sales of 25 residential lots during the third quarter of 2016, compared to 34 lots sold in the third quarter of 2015. The average per-lot sales price was $70,000 in 2016, compared to $62,700 in 2015’s third quarter, due to the mix of lots sold. On October 19, 2016, Deltic offered 45 lots for sale in Chenal Valley and has put all of these lots under contract to builders. The sale of these lots are scheduled to close before year-end. There were no sales of commercial real estate acreage in the third quarter of 2016 or 2015. The commercial real estate acreage within Chenal Valley continues to receive interest from potential buyers; however, due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing of any commercial real estate transaction.

Results of Operations

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended September 30, 2016 and 2015. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended September 30,
(Millions of dollars, except per share amounts)	2016	2015
Net sales
Woodlands	$9.0	8.9
Manufacturing	46.5	42.1
Real Estate	3.3	3.9
Eliminations	(5.3)	(4.8)

Net sales	$53.5	50.1

Cost of sales
Woodlands	$2.6	2.5
Manufacturing	40.8	40.2
Real Estate	3.2	3.8
Eliminations	(9.1)	(7.9)

Total cost of sales	$37.5	38.6

Operating income
Woodlands	$4.1	4.5
Manufacturing	5.7	2.0
Real Estate	(.2)	(.2)
Corporate	(5.4)	(3.7)
Eliminations	.3	(.5)

Operating income	4.5	2.1
Interest and other debt expense, net	(2.2)	(1.9)
Other income	.1	—
Income tax expense	(.9)	(.1)

Net income	$1.5	.1

Earnings per common share
Basic	$.12	—
Assuming dilution	.12	—

Consolidated

Consolidated net income for the third quarter of 2016 was $1.5 million, an increase of $1.4 million from the third quarter of 2015. The increase was primarily due to improved financial results for the Manufacturing segment, partially offset by higher Corporate general and administrative and interest expenses.

Consolidated cost of sales for the third quarter of 2016 decreased $1.1 million from the third quarter of 2015, primarily due to increased intercompany eliminations due to the Woodlands segment providing a higher volume of pine sawtimber stumpage to the sawmills, combined with a decrease in the cost of residential lots sold due to fewer lots being sold in the current-year third quarter.

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

Consolidated operating income increased $2.4 million from the third quarter of 2015. The Woodlands segment’s operating income decreased $.4 million, primarily due to a lower average per-ton sales price for pine pulpwood combined with a decrease in oil and gas royalty revenue, partially offset by an increase in revenue from pine sawtimber harvested. The Manufacturing segment’s operating income increased $3.7 million from the third quarter of 2015. This increase was due mainly to a higher average sales price for lumber, combined with a lower average per-unit cost of MDF sold. The Real Estate segment’s operating loss for the third quarter was $.2 million in both 2016 and 2015. Corporate expense for the third quarter of 2016 was $1.7 million higher when compared to the corresponding quarter of 2015 due to increased general and administrative expense, related to incentive plan costs and professional fees.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended September 30,
	2016	2015
Net sales (millions of dollars)
Pine sawtimber	$5.2	4.8
Pine pulpwood	.9	.8
Hardwood pulpwood	.1	.2
Timberland	—	—
Oil and gas lease rentals	.1	.2
Oil and gas royalties	.4	.7
Hunting leases	.8	.8
Hauling to other mills	1.3	1.2
Cost of sales (millions of dollars)
Direct operating expenses	$1.2	1.2
Oil and gas royalty expenses	.1	.1
Cost of hauling stumpage to other mills	1.3	1.2
Cost of timberland sold	—	—
Cost of fee timber harvested (millions of dollars)	$2.1	1.9
Sales volume (thousands of tons)
Pine sawtimber	188.6	179.4
Pine pulpwood	129.1	91.9
Hardwood sawtimber	.7	.7
Hardwood pulpwood	10.1	10.5
Sales price (per ton)
Pine sawtimber	$28	27
Pine pulpwood	7	9
Hardwood sawtimber	59	62
Hardwood pulpwood	13	23

	Quarter Ended September 30,
	2016	2015
Timberland
Sales volume (acres)	—	2
Sales price (per acre)	$—	4,326

Net sales for the Woodlands segment in the third quarter of 2016 increased $.1 million when compared to the third quarter of 2015. Pine sawtimber sales were $.4 million higher in 2016’s third quarter due to a five percent increase in harvest volume, combined with a four percent increase in the per-ton average sales price. Pine pulpwood sales increased $.1 million, as a 41 percent increase in harvest volume was partially offset by a 22 percent lower per-ton average sales price. Oil and gas royalties in the third quarter of 2016 decreased $.3 million due to lower prices for natural gas combined with lower volumes of gas production caused by the aging of existing wells and to there being no new drilling activity in the third quarter 2016 when compared to the same period of 2015.

Cost of sales for the Woodlands segment in the third quarter of 2016 increased $.1 million when compared to the same period a year ago, due to a higher cost of hauling stumpage to other mills. Operating income for the Woodlands segment was $.4 million less than in the 2015 third quarter due to the same factors affecting net sales and cost of sales and to a higher cost of fee timber harvested.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Quarter Ended September 30,
	2016	2015
Net sales (millions of dollars)
Lumber	$26.2	22.9
Residual by-products[1]	2.9	2.4
Medium density fiberboard (“MDF”)	14.6	14.2
Freight invoiced to customers	2.8	2.7
Cost of sales – sawmill operations (millions of dollars)
Raw materials	$11.4	10.9
Residual by-products[1]	2.9	3.0
Direct manufacturing expenses	8.0	7.4
Change in inventory	(.5)	—
Freight expense	1.0	1.1
Cost of sales – MDF operations (millions of dollars)
Raw materials	$5.5	7.2
Direct manufacturing expenses	6.7	7.2
Change in inventory	.5	(.8)
Freight expense	1.8	1.6
Depreciation (millions of dollars)
Sawmill operations	$1.6	1.4
MDF operations	1.9	1.9

	Quarter Ended September 30,
	2016	2015
Lumber
Finished production (MMBF)	70.5	69.6
Sales volume (MMBF)	69.6	71.2
Sales price (per MBF)	$376	321
MDF (3/4 inch basis)
Finished production (MMSF)	24.8	27.1
Sales volume (MMSF)	26.0	25.5
Sales price (per MSF)	$561	557

[1]	Residual by-products are reported net of intercompany eliminations.

Net sales for the Manufacturing segment in the third quarter of 2016 increased $4.4 million, or 10 percent, when compared to the third quarter of 2015. The average lumber sales price increased $55 per MBF, or 17 percent, from 2015’s third quarter, partially offset by a 1.6 million board feet decrease in volume sold when compared to the third quarter of 2015. MDF sales volume in the third quarter of 2016 was 26 million square feet, 2 percent more than the same period a year ago, and the average sales price for MDF was $4 per MSF higher than in the third quarter of 2015.

Cost of sales for the Manufacturing segment was $.6 million higher in the third quarter of 2016 than in the third quarter of 2015, due to an increase in production volume of both lumber and MDF. For the reported cost of sales for sawmill and MDF operations, intersegment eliminations of residual sales by sawmill operations to MDF operations are not reflected. Elimination costs decreased $.3 million period-over-period. The cost of sales for sawmill operations in the third quarter of 2016 were $.9 million more than in the prior-year third quarter due to a $.5 million increase in cost of raw material used and to a $.6 million increase in direct manufacturing expense, partially offset by a $.1 million lower freight expense and a $.5 million beneficial inventory variance. Cost of sales for MDF operations were $.7 million lower than in the third quarter of 2015, as operating performance improved, with less unscheduled downtime and related unplanned maintenance expense. Raw material costs for the current-year quarter were lower by $1.7 million, and direct manufacturing expenses were $.5 million lower as a result of improved operating performance. These were offset by a $1.3 million increase in inventory variance and $.2 million of additional freight expense when compared to the third quarter of 2015. Operating income for the Manufacturing segment was $3.7 million more than in the 2015 period, due to the same items affecting net sales and cost of sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended September 30,
	2016	2015
Net sales (millions of dollars)
Residential lots	$1.7	2.1
Chenal Country Club	1.5	1.6
Cost of sales (millions of dollars)
Residential lots	$1.0	1.4
Chenal Country Club	1.6	1.7
Sales volume
Residential lots	25	34

	Quarter Ended September 30,
	2016	2015
Average sales price (thousands of dollars) Residential lots – per lot	$70	63

Net sales for the Real Estate segment in the third quarter of 2016 decreased $.6 million when compared to the third quarter of 2015. The decreased net sales were due to a reduction in the number of residential lots sold, partially offset by a higher average per-lot sales price. The average sales price per lot sold increased $7,300 per lot sold due to the mix of lots sold.

Cost of sales for the Real Estate segment was $.6 million lower due to the decrease in the number of residential lots sold in the current-year quarter. The operating loss for the Real Estate segment was $.2 million in the third quarter of both 2016 and 2015.

Corporate

Corporate operating expense increased $1.7 million during the third quarter of 2016 primarily due to increased incentive plan expense of $1.1 million, combined with a $.5 million increase in professional fees.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment during the third quarter of 2016 increased $.5 million, to $5.3 million, when compared to the same quarter of last year. The increase was due to a larger harvest volume from the Woodlands segment’s fee timberlands that were transferred to the sawmills. Current period transfer prices are approximately that of market.

Interest Expense

Interest expense was $.3 million higher when compared to the prior-year third quarter, due to increased borrowings as a result of increased expenditures for purchases of treasury stock and investments in capital projects, combined with the impact of a higher weighted-average interest rate on debt outstanding.

Income Taxes

The effective income tax rate was 38 percent for the third quarter of 2016 and 66 percent for the third quarter of 2015, due to a reduced capital gains tax rate applied to sales of timber in 2016. In addition, the prior-year period included the impact of a true-up of accrued 2014 taxes to actual tax liabilities for that year per the Company’s filed tax returns which had a greater percentage impact due to the lower pretax income amount for the prior-year period.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

In the following tables, Deltic’s net sales and results of operations are presented for the nine months ended September 30, 2016 and 2015. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Nine Months Ended September 30,
(Millions of dollars, except per share amounts)	2016	2015
Net sales
Woodlands	$29.0	29.8
Manufacturing[1]	137.6	122.7
Real Estate	11.2	8.2
Eliminations	(16.9)	(16.5)

Net sales	$160.9	144.2

Cost of sales
Woodlands	$8.4	8.0
Manufacturing	121.6	114.9
Real Estate	9.5	8.8
Eliminations	(27.6)	(25.8)

Total cost of sales	$111.9	105.9

Operating income and net income
Woodlands	$13.8	15.9
Manufacturing[1]	16.0	9.0
Real Estate	1.0	(1.3)
Corporate	(14.8)	(13.4)
Eliminations	—	(.7)

Operating income	16.0	9.5
Interest and other debt expense, net	(7.1)	(5.2)
Other income	.2	.1
Income tax expense	(3.0)	(1.6)

Net income	$6.1	2.8

Earnings per common share
Basic	$.50	.22
Assuming dilution	.50	.22

¹	On March 10, 2015 the MDF plant incurred a fire that curtailed operations for the remainder of the quarter. (For additional information refer to Note14 – Business Interruption Claim and Gain on Involuntary Conversion of Assets.)

Consolidated

Consolidated net income for the first nine months of 2016 increased $3.3 million when compared to the first nine months of 2015. The increase was primarily due to improved operating income by the Manufacturing and Real Estate segments, partially offset by decreased operating income for the Woodlands segment combined with increased Corporate expense.

Consolidated cost of sales increased $6 million when compared to the first nine months of 2015, primarily due to increased lumber and MDF production volume in the Manufacturing segment, as a result of improved market conditions; to a higher cost of sales for the Real Estate segment due to the cost of sales associated with a commercial real estate acreage sale; and to selling more residential lots; partially offset by an increase in intercompany eliminations caused by the Woodlands providing a higher volume of pine stumpage to the Company’s sawmills.

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

Consolidated operating income for the first nine months of 2016 increased $6.5 million from the first nine months of 2015. The Woodlands segment’s operating income decreased $2.1 million, due to decreased oil and gas royalty income and to an increased cost of fee timber harvested, partially offset by increased sales of pine sawtimber and pulpwood. The Manufacturing segment’s operating income for the first nine months of 2016 increased $7 million from the prior-year period, due to an increased sales volume for both lumber and MDF and to a lower average per-unit manufacturing cost for MDF. The Real Estate segment’s operating income increased $2.3 million, mainly due to the sale of a commercial real estate site and increased residential lot sales in the first nine months of 2016. Corporate operating expense was $1.4 million higher due to an increase in general and administrative expense.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Nine Months Ended September 30,
	2016	2015
Net sales (millions of dollars)
Pine sawtimber	$16.5	16.1
Pine pulpwood	3.2	2.9
Hardwood sawtimber	.1	.1
Hardwood pulpwood	.4	.6
Timberland	—	.1
Oil and gas lease rentals	.3	.6
Oil and gas royalties	1.2	2.5
Hunting leases	2.3	2.3
Hauling to other mills	4.4	4.1
Cost of sales (millions of dollars)
Direct operating expenses	$3.6	3.4
Oil and gas royalty expenses	.4	.4
Cost of hauling stumpage to other mills	4.4	4.1
Cost of timberland sold	—	—
Cost of fee timber harvested (millions of dollars)	$6.2	5.5
Sales volume (thousands of tons)
Pine sawtimber	598.0	600.4
Pine pulpwood	392.5	304.0
Hardwood sawtimber	1.4	1.6
Hardwood pulpwood	27.3	25.5

	Nine Months Ended September 30,
	2016	2015
Sales price (per ton)
Pine sawtimber	$28	27
Pine pulpwood	8	10
Hardwood sawtimber	60	60
Hardwood pulpwood	14	22
Timberland
Sales volume (acres)	9	60
Sales price (per acre)	$4,426	2,379

In the Woodlands segment, net sales for the first nine months of 2016 decreased $.8 million from the same period of 2015. Net sales of pine sawtimber increased $.4 million, due to an increase in average sales price, partially offset by a decrease in harvest volume. Additionally, pine pulpwood sales increased $.3 million, due to a 29 percent increase in harvest volume, partially offset by a 10 percent lower per-ton average sales price. Hardwood pulpwood sales decreased $.2 million, due to a 36 percent decrease in sales price. Revenues from oil and gas lease rentals decreased $.3 million, as the amortization period ended for the previously received lease payments for which the original lease period expired and the leasehold became held by production. Oil and gas royalties were $1.3 million less than in the same period of 2015, due to a decrease in natural gas prices received for the Company’s royalty share of gas production, to a decrease in production volume caused by the aging of existing wells, and to there being no new drilling activity. Revenues for hauling stumpage to other mills was $.3 million more in 2016’s third quarter when compared to the same period of 2015.

Cost of sales for the Woodlands segment for the first nine months of 2016 increased $.4 million compared to the same period a year ago. This increase was due to a $.2 million increase in direct operating expenses and a $.3 million increase of the cost of hauling stumpage to other mills. The Woodlands segment’s operating income was $2.1 million lower than in the first nine months of 2015, due to the same factors affecting net sales and cost of sales along with a $.7 million increase in the cost of fee timber harvested.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Nine Months Ended September 30,
	2016	2015
Net sales (millions of dollars)
Lumber	$76.3	66.3
Residual by-products[1]	8.7	7.4
Medium density fiberboard (“MDF”)[2]	44.4	40.9
Freight invoiced to customers	8.1	8.1
Cost of sales – sawmill operations (millions of dollars)
Raw materials	$32.8	29.2
Residual by-products[1]	9.8	8.4
Direct manufacturing expenses	23.4	22.1
Change in inventory	(.2)	(.1)
Freight expense	2.9	3.0

	Nine Months Ended September 30,
	2016	2015
Cost of sales – MDF operations (millions of dollars)
Raw materials	$17.8	18.0
Direct manufacturing expenses[2]	19.7	19.8
Change in inventory	.9	1.0
Freight expense	5.2	5.0
Depreciation (millions of dollars)
Sawmill operations	$4.7	4.0
MDF operations	5.6	5.5
Lumber
Finished production (MMBF)	208.8	191.2
Sales volume (MMBF)	211.1	194.4
Sales price (per MBF)	$362	341
MDF (3/4 inch basis)
Finished production (MMSF)	77.5	70.3
Sales volume (MMSF)	79.7	72.4
Sales price (MSF)	$556	565

[1]	Intrasegment residual sales have been eliminated.
[2]	During March 2015, the Company experienced a fire in the press area at its MDF plant in El Dorado that affected the operating results. (For additional information, see Note 14 – Business Interruption Claim and Gain on Involuntary Conversion of Assets)

Net sales for the Manufacturing segment increased $14.9 million from the prior-year period, primarily due to the benefit of improved wood products markets, which led to a higher average lumber sales price and increased sales volumes for both lumber and MDF. Sales of lumber increased $10 million, when compared to the first nine months of 2015, primarily due to a higher average lumber sales price combined with an increase in the lumber sales volume. MDF sales increased $3.4 million, due to an increase in MDF sales volume, partially offset by a lower average MDF sales price.

Cost of sales for the Manufacturing segment in the first nine months of 2016 increased $6.7 million from the first nine months of 2015. For the reported cost of sales for sawmill and MDF operations, intersegment eliminations of residual sales by sawmill operations to MDF operations are not reflected. Elimination costs increased $.9 million period-over-period. The cost of sales for sawmill operations in the first nine months of 2016 were $6.9 million more than the prior-year first nine months, due to an increase in raw material costs of $3.6 million combined with a $1.3 million increase in direct operating expenses. Cost of sales for MDF operations in 2016’s first nine months were $.2 million lower than in the first nine months of 2015 due to decreased raw material costs and reduced unplanned maintenance expense. Operating income for the Manufacturing segment was $7 million more than in the same period a year ago, due to the same items affecting net sales and cost of sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Nine Months Ended September 30,
	2016	2015
Net sales (millions of dollars)
Residential lots	$4.2	3.1
Speculative home	.3	—
Commercial acres	1.6	—
Chenal Country Club	4.6	4.8
Cost of sales (millions of dollars)
Residential lots	$2.3	2.0
Speculative home	.3	—
Commercial acres	.3	—
Chenal Country Club	4.7	4.9
Sales volume
Residential lots	53	48
Speculative home	1	—
Commercial acres	10.8	—
Average sales price (thousands of dollars)
Residential lots – per lot	$80	64
Speculative home	291	—
Commercial acres – per acre	152	—

Net sales for the Real Estate segment in the first nine months of 2016 increased $3 million when compared to the first nine months of 2015, primarily due to increased residential lots sold, to a higher average per-lot sales price, and to a sale of commercial real estate acreage. The average sales price per lot for the first nine months of 2016 increased $16,000 from the same period of 2015, due to the mix of lots sold.

Cost of sales for the Real Estate segment increased $.7 million compared to the first nine months of 2015, due to sales of increased residential lots and to a sale of commercial real estate acreage. The increase in operating income for the Real Estate segment from the first nine months of 2015 was due to the additional residential lots sold and the income from the commercial real estate acreage sale.

Corporate

The Corporate operating expense was $1.4 million higher than in the first nine months of 2015, mainly due to increased general and administrative expense, primarily incentive plan costs.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment increased $.4 million to $16.9 million for the first nine months of 2016. The increase was mainly due to a small change in volume of the timber transferred to the sawmills. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Interest Expense

Interest expense for the first nine months of 2016 increased $1.9 million when compared to the same period of 2015, due to borrowings for capital projects and share repurchases, combined with the impact of a higher weighted-average interest rate on the debt outstanding. A patronage refund of $.3 million received from one of the Company’s lenders in the second quarter of 2016 was accounted for as a reduction of interest expense.

Income Taxes

The effective income tax rate was 33 percent for the nine months ended September 30, 2016, and 37 percent for the nine months ended September 30, 2015. The current-year income tax rate is lower due to a beneficial capital gains tax rate applied to gains from timber harvesting activity for 2016.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $28.3 million for the first nine months of 2016, compared to $23.6 million for the same period of 2015. Cash from operations and borrowings under the Company’s revolving credit facility provided the cash needed for capital expenditures, common stock repurchases, timberland acquisition expenditures, and payment of dividends. Changes in operating working capital, other than cash and cash equivalents, provided cash of $1 million in the first nine months of 2016 and $4.5 million in the same period of 2015. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $32.4 million in the current-year period and $24.4 million a year ago. Capital expenditures by segment consisted of the following:

	Nine Months Ended
	September 30,
(Thousands of dollars)	2016	2015
Woodlands	$2.8	3.1
Manufacturing	26.5	16.5
Real Estate, including development expenditures	4.2	5.4
Corporate	.1	.1

Capital expenditures	33.6	25.1
Adjustment for non-cash accrued liabilities	(1.2)	(.7)

Capital expenditures requiring cash	$32.4	24.4

Timberland acquisition expenditures, including timberland acquired in exchanges, for the nine months ended September 30, 2016 was $1.2 million and $.6 million for the nine months ended September 30, 2015. The net change in purchased stumpage inventory to be utilized in the Company’s sawmilling operations required cash of $1.3 million and $.7 million in the first nine months of 2016 and 2015, respectively. In 2015 the Company received $1.6 million in proceeds from an involuntary conversion of assets, while there was no such revenue in 2016. The Company borrowed $26 million and repaid $8 million in the first nine months of 2016, while it borrowed $115 million and repaid $108 million in the first nine months of 2015. Dividends of $3.6 million were paid in the first nine months of 2016, while $3.8 million in dividends were paid in the first nine months of 2015. Proceeds from exercises of stock options and the related tax benefits were $1.6 million in the first nine months of 2016 and $.8 million in the first nine months of 2015. The Company utilized $15.2 million to repurchase stock in the first nine months of 2016, with $9.6 million of share repurchases in the same period of 2015. Other financing activities required cash of $1 million in the first nine months of 2016 and $.7 million for the same period of the prior year.

Financial Condition

Adjusted working capital, defined by the Company as the net of current assets and current liabilities excluding current maturities of long-term debt, totaled $7.2 million at September 30, 2016, and $12.2 million at December 31, 2015. Deltic’s adjusted working capital ratio at September 30, 2016 was 1.30 to 1, compared to 1.66 to 1 at the end of 2015. Cash and cash equivalents at the end of the third quarter of 2016 were $3 million, a decrease of $2.4 million from the December 31, 2015 balance of $5.4 million. The total indebtedness of the Company at September 30, 2016 was $242 million, including current maturities of long-term debt of $40 million, compared to total indebtedness at December 31, 2015 of $224 million. Deltic’s total debt to stockholders’ equity ratio was .99 to 1 at September 30, 2016 and .881 to 1 at December 31, 2015.

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

To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $430 million, and includes an option to request an increase in the amount of aggregate revolving commitments by $50 million. On July 29, 2016 the Company utilized a portion of the $50 million letter of credit component available under its revolving credit facility to replace the letter of credit that supports the Union County, Arkansas Taxable Industrial Revenue Bonds that total $29 million and was scheduled to expire on August 31, 2016. As of September 30, 2016, there was $103 million outstanding in combined borrowings and letters of credit against the credit facility, leaving $327 million available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Notes 10 and 11 to the consolidated financial statements included in the Company’s 2015 annual report on Form 10-K and see Note 8 of this third quarter report on Form 10-Q.)

The table below sets forth the covenants in the credit facility and senior notes payable and status with respect to these covenants as of September 30, 2016 and December 31, 2015.

	Covenants	Actual Ratios at	Actual Ratios at
	Requirements	Sept. 30, 2016	Dec. 31, 2015
Leverage ratio should be less than:[1]	.65 to 1	.498 to 1	.469 to 1
Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	— [2]	79.87%	74.01%

[1]	The leverage ratio is calculated as total debt divided by total capital. Total debt includes indebtedness for borrowed money, secured liabilities, obligations in respect of letters of credit, and guarantees. Total capital is the sum of total debt and net worth. Net worth is calculated as total assets minus total liabilities, as reflected on the balance sheet. This covenant is applied at the end of each quarter.

[2]	Timber market value must be greater than 175 percent of total debt (as defined in (1) above.) The timber market value is calculated by multiplying the average price received for sales of timber for the preceding four quarters by the current quarter’s ending inventory of timber. This covenant is applied at the end of the quarter on a rolling four-quarter basis.

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. The Company’s Board of Directors expanded the program by $25 million in December 2007, by $25 million in December 2014, and by $20 million in February 2016. As of September 30, 2016, the Company had expended $55 million under this program, with the purchase of 1,066,745 shares at an average cost of $51.59 per share; inclusive of 277,430 shares purchased in 2016 at an average cost of $54.65 per share. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 per share and 419,542 shares at a $24.68 per share average cost, respectively.

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

(Millions of dollars)	Total	During 2016	2017 to 2018	2019 to 2020	After 2020
Contractual cash payment obligations
Real estate development committed capital costs	$6.6	3.8	.5	2.3	—
Manufacturing committed capital costs	10.2	10.2	—	—	—
Woodlands committed capital costs	.8	.8	—	—	—
Long-term debt	242.0	40.0	—	73.0	129.0
Interest on debt*	46.7	2.6	11.9	11.7	20.5
Retirement plans	6.1	.4	.5	.5	4.7
Other postretirement benefits	5.3	.1	.9	1.1	3.2
Other liabilities	1.6	1.6	—	—	—

	$319.3	59.5	13.8	88.6	157.4

(Millions of dollars)	Total	During 2016	2017 to 2018	2019 to 2020	After 2020
Other commercial commitment expirations
Timber cutting agreements	$2.6	.2	.6	1.8	—
Letters of credit	.4	—	.3	.1	—

	$3.0	.2	.9	1.9	—

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

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

Outlook

Pine sawtimber harvest levels are expected to be 135,000 to 165,000 tons in the fourth quarter of 2016 and 733,000 to 763,000 tons for the year. Finished lumber sales volumes are estimated at 65 to 75 million board feet for the fourth quarter and 276 to 286 million board feet for the year. MDF sales volumes for the fourth quarter and year of 2016 are estimated to be 20 to 30 million square feet and 100 to 110 million square feet, respectively. Actual lumber and MDF sales volumes are subject to market conditions. Residential lot sales are projected to be 50 to 70 lots and 103 to 123 lots for the fourth quarter and the year, respectively. Even though commercial acreage in Chenal Valley has received interest from potential buyers, it is difficult to anticipate future closings due to the volatile nature of commercial real estate transactions and the significant number of factors related to any sale. The Corporate segment will record a one-time, pretax expense of approximately $3 million during the fourth quarter of 2016. This expense is related to the retirement of the Company’s former President and CEO and is inclusive of a cash payment made upon his retirement and the financial impact of the vesting of equity grants previously awarded to him.

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

Based on their evaluation as of September 30, 2016, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and this information was accumulated and communicated to the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2015 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 through July 31, 2016	—	$—	—	$24,962,333
August 1 through August 31, 2016	—	$—	—	$24,962,333
September 1 through September 30, 2016	—	$—	—	$24,962,333

[1]	In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. This plan was expanded in December 2007 by $25 million, by $25 million in December 2014, and by $20 million in February 2016. There is no stated expiration date regarding this authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit

10.1	Deltic Timber Corporation Retirement Agreement and General Release (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 10, 2016).

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Other Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

Date:	November 4, 2016	By:	/s/ D. Mark Leland
D. Mark Leland, President
(Principal Executive Officer)

Date:	November 4, 2016	By:	/s/ Kenneth D. Mann
Kenneth D. Mann, Vice President,
Finance and Administration
(Principal Financial Officer)

Date:	November 4, 2016	By:	/s/ Byrom L. Walker
Byrom L. Walker, Controller
(Principal Accounting Officer)