Form 10-K
period 2016-12-31
DELTIC TIMBER CORP
filed 2017-03-07
CIK 1022469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange as of June 30, 2016, was $292,588,253. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at February 15, 2017, was 12,187,315.

Documents incorporated by reference:

The Registrant’s definitive Proxy Statement relating to the Annual Meeting of Stockholders on April 27, 2017.

TABLE OF CONTENTS - 2016 FORM 10-K REPORT

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

Forest Products Industry

Deltic is primarily a forest and wood products producer operating in a commodity-based business environment, with a diversification in real estate development. This environment is affected by a number of factors, including general economic conditions, housing starts, U.S. employment levels, interest rates, credit availability and associated costs, imports and exports of lumber and MDF, foreign exchange rates, inventories of new and existing homes, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, residential and commercial construction, industry capacity and production levels of lumber producers, the availability of raw materials, natural gas pricing, utility costs, fuel costs, availability of contractors to harvest and thin timber, and weather conditions. The recovery of the housing market in the United States continued during 2016, with the number of housing starts increasing modestly during the year. Favorable construction conditions throughout much of the United States resulted in increased demand and supported higher average sales prices for Deltic’s lumber. It is expected that the historically volatile nature of the building product markets will continue to affect future demand and prices. Meanwhile, sawtimber prices have generally been more stable and typically experience a lag in timing of price changes when compared to lumber markets. The main items influencing pine sawtimber prices in Deltic’s operating area are demand from local mills and weather conditions. The demand in this region could increase in future years as sawmills increase capacity and production hours in anticipation of a full recovery for housing.

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

The estimated breakdown of the Company’s timberland acreage at year-end 2016 consisted of the following:

Acres
Pine plantation	344,400
Pine forest	121,100
Hardwood forest	7,900
Other	57,000

Total	530,400

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

Estimated inventory of standing timber as of December 31, 2016, consisted of the following:

Estimated Volume (Tons)
Pine timber
Sawtimber	14,840,000
Pulpwood	6,026,000

Hardwood timber
Sawtimber	1,429,000
Pulpwood	808,000

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

Deltic developed and currently operates its own seed orchard. Seeds from the orchard are grown by third parties to produce genetically improved seedlings for planting. These seedlings are developed through selective cross-pollination to produce trees with preferred characteristics, such as higher growth rates, fewer limbs, straighter trunks, and greater resistance to disease. However, this process does not involve genetic engineering. The seedlings are used when a site is completely replanted, as in the case of a final harvest of a mature stand. Primarily using seedlings grown from seeds produced at the orchard facility, the Company planted 13,803 acres in 2016, 15,267 acres in 2015, and 14,182 acres in 2014. In addition, the Company also replants part or all of any recently planted pine plantation acreage where there has been a high mortality rate. The Company meets or exceeds, in all material respects, the reforestation recommendations of the Arkansas Forestry Commission’s Best Management Practices. In addition, the Company has been certified under the SFI program with regards to its timberland management practices.

The Company’s silviculture program is designed to control undesirable, competitive vegetation in its forests and to increase pine growth rates and reproduction. The number of acres treated by Deltic under this program were 10,268, 12,133, and 8,106 in 2016, 2015, and 2014, respectively. In addition, the Company actively utilizes commercial thinning practices. Commercial thinning operations consist of the selective removal of trees within a stand, usually a plantation, to improve overall timber productivity and value by enhancing the growth of the remaining trees while generating revenues from the harvest.

Harvest Plans. Management views the timberlands as an asset with substantial inherent value beyond supplying its sawmills. The Company intends to continue to manage the timberlands on a sustainable-yield basis that permits regeneration of the timberlands over time and has no plans to harvest timber on an ongoing basis at levels that would diminish its timber inventory. In 2016, the Company harvested 777,182 tons of pine sawtimber from its timberlands. Under the current plan, Deltic intends to harvest up to 775,000 tons of pine sawtimber in 2017. The Company’s harvest plans are generally designed to project multi-year harvest schedules and are updated at least annually. Harvest plans are reviewed on a monthly basis to monitor performance and to make any necessary modifications to the plans in response to changing forestry conditions, market conditions, contractual obligations, regulatory limitations, weather conditions, and other relevant factors. Harvest plans can be affected by the projections of demand, price, availability of timber from other sources, and other factors that may be outside of the Company’s control; therefore, actual harvesting levels may vary. Management believes that the Company’s harvest plans are sufficiently flexible to permit modification in response to fluctuations in the markets for logs and lumber.

Access. Substantially all of the timberlands are accessible by a system of low impact and low maintenance roads. Deltic generally uses third-party contractors to conduct construction and maintenance of these roads. In addition, the Company buys, sells, and exchanges access easements and cooperates with other area forest products companies, private landowners, and the U.S. Forest Service, as needed.

Wildlife Management. Deltic actively leases Company lands for recreational hunting purposes. As such, it monitors wildlife resources on Company property. The Company complies with the U.S. Endangered Species Act and strives to provide, maintain, and/or enhance habitats for all species with special biological or ecological concerns. The Company employs a wildlife biologist to manage these resources. For the years ended 2016, 2015, and 2014, the Company had hunting lease revenues totaling $3,122,000, $3,031,000, and $2,685,000, respectively. The Company leased the hunting rights on approximately 501,982, 505,000, and 517,000 acres in 2016, 2015, and 2014, respectively.

Client-Land Management. In addition to managing its own timberlands, Deltic also manages timberlands owned by others under management contracts with one-year renewable terms. This program provided harvest planning, silvicultural improvements, and maintenance work for approximately 74,849 acres in 2016.

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

Timberlands considered for purchase are evaluated based on the proximity to mills, site index, timber stocking, and growth potential and may include tracts that range from cutover to fully-stocked. Approximately 237,500 acres of strategically located pine timberlands have been added since the 1996 inception of the acquisition program. Individual land purchases have ranged in size from 3 acres to 41,400 acres. The Company intends to continue to focus its acquisition program on timberlands in its current geographic area. Unlike other timber-producing areas of North America, most of the timberland in the southern U.S. is privately held, making it potentially available for acquisition. There can be no assurance that timber properties suitable for acquisition will be identified by the Company or that, once identified, such properties will ultimately be acquired by the Company.

Land Sales. In 1999, the Company initiated a program to identify for possible sale non-strategic timberlands and higher and better use lands. Approximately 46,000 acres of non-strategic timberlands have been sold since 1999.

Oil and Gas Revenues. Timberland ownership also provides ancillary value through oil and gas lease rentals and royalties. The Company receives oil and gas lease rental revenues when it agrees to grant certain mineral rights to third parties for periods that generally range from three to five years. Once production begins on leased mineral acres, oil and gas royalty income payments are received. Deltic earned oil and gas lease rental revenues of $358,000, $780,000, and $1,662,000, in 2016, 2015, and

2014, respectively, on related leased acres of 8,400, 8,100, and 22,000, respectively. For the years ended 2016, 2015, and 2014, the Company recorded revenues of $1,750,000, $3,118,000, and $4,872,000, respectively from oil and gas royalties. Severance taxes deducted from oil and gas royalty revenues were $530,000, $537,000, and $607,000, in 2016, 2015, and 2014, respectively. The total of all net oil and gas operating income as a percentage of the Woodlands operating income was 8 percent, 17 percent, and 31 percent, in 2016, 2015, and 2014, respectively.

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

Combined annual permitted capacity of the two mills at December 31, 2016, was 450 million board feet (“MMBF”). The Company’s lumber output increased to 274 MMBF in 2016 compared to 259 MMBF in 2015, as production was increased to match market demand. Adapting production levels to demand, improving mill efficiencies, and controlling manufacturing costs remain as key strategies for managing the current cycle of the lumber market.

Deltic’s MDF plant is located at El Dorado, Arkansas, near the Waldo Mill, and it manufactures and markets MDF under the trade name of Solidium. Construction of the plant was completed, and initial production began, in 1998. Deltic formerly owned 50 percent of this plant as a joint venture and has owned 100 percent of the plant since April 1, 2013. The plant’s rated annual production capacity is 150 million square feet (“MMSF”), on a  3/4-inch basis, of MDF. The plant’s production of MDF was 104 MMSF in 2016, 93 MMSF in 2015, and 114 MMSF in 2014. The volume of MDF produced in 2015 was reduced due to the downtime caused by a fire in the press area in March 2015.

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

The MDF plant provides an additional outlet for wood chip production from the Company’s mills, primarily the Waldo Mill. The Company expects to continue to transfer a significant portion of its Waldo Mill’s residual wood shavings and chip production to the MDF plant. During 2016, 2015, and 2014, Deltic sold approximately $6,255,000, $4,699,000, and $5,215,000, respectively of these lumber manufacturing by-products to the MDF plant at approximate market value.

Capital Projects. Deltic has invested capital in its sawmills in recent years in order to increase production capacity and efficiency, decrease costs, improve safety, and expand their product mix. Major capital projects completed at the Ola Mill over the past several years include: (1) installation of small-log line; (2) kiln replacement and conversions of some existing kilns to continuous feed; and (3) installation of second edger.

At the Waldo Mill, major capital projects over the past several years include: (1) conversion of kilns to continuous feed; and (2) modifications to boilers.

At the MDF plant, major capital projects included: (1) rebuild of face refiner; (2) replacement of heat energy refractory; and (3) replacement of press belts.

Raw Materials. In 2016, the Company’s two sawmills processed 1,191,880 tons of logs, either harvested from its timberlands or purchased from private landowners and the U.S. Forest Service. Essentially all of the Woodlands segment’s harvest of pine sawtimber was transferred to the mills and provided 68 percent of the sawmills’ total raw material requirements.

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

In order to operate its sawmills economically, the Company relies on purchases of timber from third parties to supplement timber harvests from its own timberlands. The Company has an active timber procurement function for each of its sawmills. As of December 31, 2016, the Company had under contract 197,599 tons of timber on land owned by other parties, including the U.S. Forest Service, which is expected to be harvested over the next three years. During 2016, the Company harvested third-party stumpage and purchased logs from third parties totaling 396,892 tons. Of this volume, purchases from the U.S. Forest Service represented eight percent. The balance of such purchased volume was acquired from private lands.

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

The MDF plant uses wood chips and shavings from Deltic’s sawmills as well as from other area lumber producers. The plant used 276,234 tons of fiber in 2016 of which 153,501 tons, or 56 percent, was provided by the sawmills. Other raw materials used by the plant include resins and wax. The sources, availability, and pricing of these materials are considered reliable.

Residual Wood Products. The Company pursues waste minimization practices at both of its sawmills and seeks to sell all marketable by-products. Wood chips and shavings are usually sold to paper mills, particle board mills, or transferred to the MDF plant, and bark is frequently sold for use as fuel. Bark, sawdust, shavings, and wood chips that cannot be sold are used as fuel to fire the boilers that heat the drying kilns. The Company expects to continue to use a significant portion of its Waldo Mill’s residual wood shavings and chip production at the MDF plant.

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

Real Estate

The Company’s real estate operations were initiated to add value to former timberland which is strategically located in the growth corridor of west Little Rock, Arkansas. Development activities began in 1985 with the construction of Chenal Ridge, the initial, 85-lot neighborhood in Chenal Valley on the western edge of the Little Rock city limits. Since that time, the Company has been developing the remainder of Chenal Valley, a premier upscale planned community, with approximately 4,300 acres of residential and commercial properties centered around a country club with two championship golf courses designed by Robert Trent Jones, Jr. The property has been developed in stages, and real estate sales to-date have consisted primarily of residential lots sold to builders or individuals and commercial acreage sold to area businesses or developers. All developed acreage in Chenal Valley has been annexed by the City of Little Rock. In 2014, Wildwood Place, a small-lot development located near Chenal Valley consisting of approximately 100 acres, was opened for development. Outside of Chenal Valley, Deltic created Chenal Downs, a 400-acre equestrian themed residential development with controlled access, featuring secluded five-acre lots, located just outside the Little Rock city limits. Red Oak Ridge, Deltic’s first development outside the Little Rock area, is located in Hot Springs, Arkansas and is an 800-acre upscale community being developed for residential, resort, or retirement living, that has been annexed by that city.

Residential Development. Residential lots were first offered for sale in Chenal Valley during the second half of 1986 with closings beginning in 1987. As of December 31, 2016, 2,980 lots have been developed in 37 neighborhoods, and 2,903 lots have been sold, with about 2,788 residences constructed or under construction. When fully developed, Chenal Valley could include approximately 4,600 single-family residences. However, the actual number of residences in Chenal Valley will depend on final land usages and lot densities. The Company has developed lots in a wide variety of market segments. Lot size has ranged from 0.2 acres to 2.25 acres, and the lot sales price over the life of the development has ranged from $25,000 per lot to over $335,000 per lot. Residential lots in Wildwood Place, Deltic’s new development located near Chenal Valley, were offered beginning in 2014 and all were sold as of December 31, 2016, with addition lot development plans for 2017 and 2018.

The first phase of Chenal Downs was opened in December 1997, followed by a second phase in November 2000. By the end of 2016, 66 of the 76 developed lots were sold. Lot prices in Chenal Downs range from $89,000 to approximately $187,000. In Red Oak Ridge, the first two neighborhoods were offered for sale in 1998, with a third neighborhood offered in late 2005. Many of these lots overlook one of two private lakes. These neighborhoods offer a choice of either estate-sized home sites or garden-home sized lots. As of the end of 2016, 96 of the 135 lots offered have been sold, with prices ranging from $30,000 per lot to $195,000 per lot.

Commercial Development. Commercial development activity to-date has consisted of the sale of approximately 426 acres, including approximately 33.9 acres in 2016 and 2 acres in 2014, while there were no commercial acreage sales in 2015. Commercial property sales have consisted of retail store locations, an office building constructed by the Company on a nine-acre site, multi-family residence sites, convenience store locations, a bank office building site, a site for a 38-acre open-air shopping center, a 37-acre site for a medical center, and outparcels surrounding a retail center constructed and owned by the Company. Under current development plans, Chenal Valley will include approximately 826 acres of commercial development when fully completed.

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

Home Construction. Historically, the Company’s focus with regards to residential real estate development has been on lot development only. However, Deltic has constructed a limited number of speculative homes within its Red Oak Ridge development located in Hot Springs, Arkansas. At December 31, 2016, Deltic had three of these constructed homes available for sale.

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

Timber. Timber harvested from the timberlands is utilized by the Company’s sawmills or sold to third parties. The Company’s sales of timber to third parties accounted for approximately two percent of consolidated net sales in 2016, 2015, and 2014. The Company competes in the domestic timber market with numerous private industrial and non-industrial land and timber owners. Competitive factors with respect to the domestic timber market generally include price, species and grade, proximity to wood manufacturing facilities, and accessibility.

Land Sales. Timberland sold by the Company to third parties consists of both non-strategic timberland, including hardwood bottomland suitable for recreational use, and lands with potential for higher and better use and amounted to less than one percent of consolidated net sales in 2016, 2015 and 2014.

Lumber and MDF Products. The Company’s sawmills produce a wide variety of products, including dimension lumber, boards, and timbers. Lumber is sold primarily to wholesaler distributors, lumber treaters, and truss manufacturers in the South and Midwest and is used in residential construction, roof trusses, and laminated beams. Lumber sales as a percentage of consolidated net sales were approximately 45 percent, in 2016, 2015 and 2014. MDF is sold primarily to wholesalers, industrial distributors, retailers, and manufacturers in the United States and is used in residential remodeling and the manufacturing of flooring, cabinets, molding, furniture, and store fixtures. Deltic began reporting MDF sales effective April 1, 2013, when it acquired 100 percent of the Del-Tin Fiber plant, formerly a joint venture reported as an equity method investment. MDF sales as a percentage of consolidated net sales were 26 percent in 2016, 27 percent in 2015, and 29 percent in 2014.

The forest products market is highly competitive with respect to price and quality of products. In particular, competition in the commodity-grade lumber and MDF markets in which the Company competes is primarily based on price and availability. Deltic competes with larger publicly held forest products companies operating in the U.S., many of which have significantly greater financial resources than the Company, as well as privately held lumber producers. The Company also competes with producers in Canada and overseas.

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

Residual Wood Products. The Company’s sawmills produce wood chips, shavings, sawdust, and bark as by-products of the conversion process. During both 2016 and 2015, third-party sales of these residual products accounted for five percent of Deltic’s consolidated net sales compared to four percent in 2014. Wood chips are the primary source of residual sales and are typically used at the MDF plant or sold to paper mills. In 2016 Deltic’s sawmills produced 340,841 tons of wood chips and a significant portion of these wood chips are used by the Company in its manufacture of MDF.

Hunting Land Leases. Deltic leases hunting rights for its Woodlands to individuals and groups with its main competitors being other landowners. Per-acre price and location are the primary factors in leasing woodland hunting rights. Hunting lease revenues accounted for one percent of consolidated net sales in 2016, 2015, and 2014.

Oil and Gas. The Company has approximately 16,600 net mineral acres of Company-owned land either currently under lease or held by production. Once production begins, oil and gas royalty payments are received. Oil and gas lease rental payments are recognized as income over the term of the lease, and oil and gas royalty payments are recognized as income when received. Oil and gas lease rental income accounted for less than one percent of consolidated net sales in both 2016 and 2015, and one percent in 2014. Oil and gas royalty revenue accounted for less than one percent in 2016 and two percent of consolidated net sales in both 2015 and 2014. Oil and gas royalty income is dependent upon the number of producing wells, volume extracted, and market prices, none of which are controlled by the Company.

Real Estate. The Company develops and markets residential lots and commercial sites and also sells undeveloped acreage. Residential lots are sold to homebuilders and individuals, while commercial sites are sold to developers and businesses. Deltic generally provides the supporting infrastructure as part of the development. Other landowners or developers are Deltic’s competitors in its real estate markets and are seeking the same customer base, with each competitor marketing the benefits of its site locations, related infrastructure, or amenities. During 2016, the sales of residential lots and commercial sites as a percentage of consolidated net sales were eight percent, and were four percent in 2014 and 2015. The sale of commercial property can have a significant impact on the Company’s sales but is unpredictable and sporadic.

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

The federal Endangered Species Act (“the Act”) protects species threatened with possible extinction and restricts timber harvesting activities on private and federal lands. Certain of the Company’s timberlands are subject to such restrictions due to the presence on the lands of the red-cockaded woodpecker, a species protected under the Act. The presences of numerous endangered and/or threated aquatic species occur across Deltic’s timberlands in both operational regions. At this time there are no significant restrictions, however, there can be no assurance that the presence of these species or the discovery of other protected species will not subject the Company to future harvesting restrictions.

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

As of January 31, 2017, the Company and consolidated subsidiaries had 547 employees.

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

Competition

The forest products industry is highly competitive in terms of price and quality. The products of the Company are subject to increasing competition from a variety of non-wood and engineered wood products. In addition, the Company is subject to a potential increase in competition from lumber products and logs imported from foreign sources, the restarting of domestic sawmills previously idled, and foreign investment in U.S. lumber facilities throughout the Company’s operating area. These sawmills compete for the same raw material stumpage, skilled labor, and markets. Any significant increase in any of these competitive pressures from substitute products or other domestic or foreign suppliers could have a material adverse effect on the Company.

Federal and State Environmental Regulations

The Company is subject to extensive and changing federal, state, and local environmental laws and regulations relating to the protection of human health and the environment, the provisions and enforcement of which are expected to become more stringent in the future. The Company has made, and will continue to make, non-material expenditures to comply with such provisions. Based on currently available information, the Company believes environmental regulation will not materially adversely affect the Company, but there can be no assurance that environmental regulation will not have a material adverse effect on the financial condition, results of operations, or liquidity of the Company in the future. In December 2012, the Environmental Protection Agency issued new Major Source Boiler Maximum Achievable Control Technology, “Boiler MACT,” rules that were effective in early 2016. The Company has complied with the rules as they apply to the mill facilities. Climate control legislation being considered by Congress or potentially more restrictive guidelines issued by governmental regulatory agencies are examples of changes that, if approved, could increase compliance costs as well as direct manufacturing expenses.

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

Provisions that could be adopted in the future could discourage unsolicited acquisition proposals or delay or prevent changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. In addition, these provisions could limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

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

The Company’s properties, primarily located in Arkansas and north Louisiana, consist principally of fee timber and timberlands, sawmill property, a medium density fiberboard plant, and residential and commercial real estate held for development and sale. As of December 31, 2016, the Company’s timber and timberlands, sawmills, MDF plant, and investment in real estate held for development and sale consisted of the following:

Timberland acres by state:
Arkansas	523,563
Louisiana	6,832
Texas	152
Sawmill locations and permitted annual capacity in million board feet:
Ola, Arkansas	165
Waldo, Arkansas	285
MDF plant location and design-rated annual capacity in million square feet based on 3/4-inch panel thickness:
El Dorado, Arkansas	150
Real Estate properties in acres:
Little Rock, Arkansas	4,602
Hot Springs, Arkansas	791
Real Estate sales office building in Little Rock, Arkansas
Corporate headquarters office building in El Dorado, Arkansas

(For further information on the location and type of the Company’s properties, see the descriptions of the Company’s operations in Item 1.)

Item 3.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The age (at January 1, 2017), present corporate office, and length of service in office of each of the Company’s executive officers and persons chosen to become officers are reported in the following listing. Executive officers are elected annually but may be removed from office at any time by the Board of Directors.

D. Mark Leland – Age 55; interim President and Chief Executive Officer and current member of the Company’s Board of Directors, effective October 10, 2016. Prior to joining the Company, Mr. Leland was President of the Midstream Division of El Paso Corporation. Prior to his tenure as President, he served in various positions including Executive Vice President and Chief Financial Officer.

Byrom L. Walker - Age 55; interim Vice President, Treasurer, and Chief Financial Officer effective February 24, 2017 and Controller effective May 1, 2007. From March 2006 to May 2007, Mr. Walker was Manager of Financial Reporting for the Company. Prior to joining the Company, Mr. Walker was Corporate Controller for Teris, LLC, a division of Suez S.A., a position he held from 2004.

Jim F. Andrews, Jr. - Age 52; Vice President, General Counsel, and Secretary, effective October 15, 2010. From July 2001 to October 2010, Mr. Andrews served as in-house legal counsel for the Company.

Kent L. Streeter - Age 56; Vice President of Operations, effective November 16, 2003. Prior to joining the Company, Mr. Streeter was Operations Manager of a large paper mill located in the Southeastern United States from January 1997, which was owned by Temple-Inland, Inc. and prior to that by Gaylord Container Corporation.

David V. Meghreblian - Age 58; Vice President of Real Estate, effective November 16, 2003. From May 2000 to November 2003, Mr. Meghreblian was Vice President of Operations for the Company. From November 1996 to April 2000, Mr. Meghreblian was General Manager of Planning and Investor Relations for the Company. Prior to such time, Mr. Meghreblian was General Manager of Project Development, a position he held beginning in November 1995.

Ray C. Dillon - Age 60; President and Chief Executive Officer and a director of the Company, effective July 1, 2003. Prior to joining the Company, Mr. Dillon was employed at Gaylord Container Corporation where, from April 2000 through December 2002, he was Executive Vice President, and preceding his election as Executive Vice President, he was Vice President, Primary Product Operations from April 1997. Mr. Dillon retired from the Company effective October 10, 2016.

Kenneth D. Mann - Age 57; Vice President, Treasurer, and Chief Financial Officer, effective May 1, 2007. From September 2004 to April 2007, Mr. Mann was Controller for the Company. From September 2002 to September 2004, Mr. Mann was Manager of Corporate Governance and Investor Relations. From January 1997 to September 2002, Mr. Mann was Assistant Controller. Mr. Mann was terminated from the Company effective February 24, 2017.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common stock of Deltic Timber Corporation is traded on the New York Stock Exchange under the symbol “DEL”. The following table sets forth the high and low prices, along with the quarterly dividends paid, for each of the quarters indicated:

	Sales Price		Dividend per
	High	Low	Common Share
2016
First Quarter	$61.83	50.84	.10
Second Quarter	$67.40	57.99	.10
Third Quarter	$72.74	64.44	.10
Fourth Quarter	$80.06	53.21	.10

2015
First Quarter	$69.24	60.45	.10
Second Quarter	$70.29	61.00	.10
Third Quarter	$69.92	58.58	.10
Fourth Quarter	$67.56	57.56	.10

Common stock dividends were declared to be paid for each quarter during 2016 and 2015. As of December 31, 2016, there were approximately 701 stockholders of record of Deltic’s common stock.

In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. On December 13, 2007, Deltic announced an expansion of its repurchase program by $25 million. On December 18, 2014, Deltic announced another $25 million expansion of the program. On February 18, 2016, Deltic announced another $20 million extension of the program. There is no stated expiration date regarding this authorization. There were purchases of 309,739 shares under the program in 2016. Information pertaining to this plan for the fourth quarter of 2016 is presented in the table below.

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
October 1 through October 31, 2016	18,804	[1]	—	—	$24,962,333

November 1 through November 30, 2016	32,309		$57.75	32,309	$23,096,632

December 1 through December 31, 2016	—		—	—	$23,096,632

[1]	Includes 18,804 shares withheld to pay taxes in connection with vesting of restricted stock awards.

Information regarding securities authorized for issuance under equity compensation plans required by this item is contained in Item 12 of this Form 10-K and is incorporated herein by reference.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities (cont.)

The graphed stock performance represents the cumulative total return for the Company’s common stock compared to issuers with similar capitalization and to industry peer issuers for the period December 31, 2011, through December 31, 2016. The calculated returns assume an investment of $100 on December 31, 2011, and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following table presents certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2016.

(Thousands of dollars, except per share amounts)	2016	2015	2014	2013	2012
Results of Operations for the Year

Net sales	$219,363	193,851	227,355	199,702	140,908
Operating income	$21,640	11,018	34,396	35,663	17,132
Net income	$9,245	2,654	19,662	26,192	9,235
Comprehensive income.	$11,286	2,471	10,930	37,616	4,861
Earnings per common share
Basic	$.76	.21	1.56	2.06	.73
Assuming dilution	$.76	.21	1.55	2.05	.73
Cash dividends declared per common share	$.40	.40	.40	.40	.30
Net cash provided/(required) by
Operating activities	$43,593	29,661	31,527	42,142	24,082
Investing activities	$(41,310)	(27,882)	(132,299)	(33,792)	(16,835)
Financing activities	$(1,939)	889	99,159	(9,589)	(4,925)
Percentage return on
Average stockholders’ equity	3.81	1.00	7.3	10.6	4.0
Average borrowed and invested capital	4.3	2.1	5.5	9.2	4.6
Average total assets	1.7	.5	3.9	6.6	2.7

Capital Expenditures for the Year

Woodlands	$3,828	3,667	4,038	3,836	4,026
Manufacturing	$32,340	24,363	12,311	16,532	2,478
Real Estate	$8,479	8,071	3,934	4,267	2,996
Corporate	$148	1,704	49	14	7

	$44,795	37,805	20,332	24,649	9,507

Timberland acquisition expenditures	$1,757	863	118,203	8,919	14,527

Financial Condition at Year-End

Adjusted working capital[1]	$10,184	12,171	13,120	5,484	5,566
Current ratio[2]	1.51 to 1	1.66 to 1	1.81 to 1	1.25 to 1	1.43 to 1
Total assets	$554,693	539,167	527,132	411,145	352,952
Current maturities, long-term debt	$—	39,917	—	—	—
Long-term debt	$240,839	183,836	202,863	89,801	62,743
Stockholders’ equity	$251,193	253,968	267,641	266,272	232,230
Total debt to stockholders’ equity ratio[3]	.959 to 1	.881 to 1	.758 to 1	.338 to 1	.271 to 1

[1]	Adjusted working capital is the net of current assets less current liabilities excluding current maturities of long-term debt.

[2]	Current ratio is the amount of current assets divided by current liabilities excluding current maturities of long-term debt.

[3]	Total debt is the sum of current maturities of long-term debt and long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Deltic Timber Corporation (“Deltic” or the “Company”) is a vertically integrated natural resources company operating in a commodity-based business environment that is engaged in the growing and harvesting of timber, the manufacture and marketing of lumber and medium density fiberboard (“MDF”), with a major diversification in real estate development. The Company owns approximately 530,000 acres of timberland, mainly in Arkansas and north Louisiana. Deltic also has two sawmills and one MDF plant. One of the sawmills is located in central Arkansas at Ola (the “Ola Mill”), the other sawmill is located in south Arkansas at Waldo (the “Waldo Mill”), which is near its MDF plant (“Del-Tin Fiber”) at El Dorado, Arkansas. In addition, the Company has four real estate developments that are located in central Arkansas.

The Company is organized into four segments: (1) Woodlands, which manages all aspects of the timberland, including the harvest and sale of timber, the sales and acquisitions of timberland, the leasing of oil and gas mineral rights and associated royalty payments, hunting land leases, and timberland management for third parties; (2) Manufacturing, which consists of Deltic’s two sawmills that manufacture a variety of softwood lumber products and the Del-Tin Fiber plant that produces MDF; (3) Real Estate, which includes the Company’s four real estate developments and a related country club operation; and (4) Corporate, which consists of executive management, accounting, information systems, human resources, purchasing, treasury, income tax, and legal staff functions that provide support services to the operating business units. The Company currently does not allocate the cost of maintaining these support functions to its operating units. Deltic is a calendar-year company for both financial and income tax reporting.

The Company’s operating and financial results are affected by a number of factors, which include but are not limited to housing starts, general economic conditions, U.S. employment levels, interest rates, credit availability and associated costs, imports and exports of lumber and MDF, foreign exchange rates, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, availability of contractors to harvest and thin timber, natural gas pricing and production volumes, utility costs, fuel costs, and weather conditions. The recovery of the housing market in the United States continued during 2016, with the number of housing starts increasing approximately five percent during the year. Favorable construction conditions within the Company’s market areas allowed for increased construction activity, resulting in increased demand and a higher average sales price for Deltic’s lumber. Given the nature of most commodity markets, the Company has little or no influence over the market’s effect on pricing levels for its wood products. Deltic manages its vertical integration strategy to achieve the maximum performance from the Company’s diverse asset base, seeks opportunities to increase the Company’s timberland base, invests in capital projects to improve and increase productivity in its manufacturing facilities, manages production hours to meet market demand, and controls costs and expenses to the extent that it is possible. It also develops residential lots in its real estate development to maintain an inventory to meet buyer needs.

Significant accomplishments for the Company during the year of 2016 included: (1) the Real Estate segment sold three commercial real estate sites, totaling 33.95 acres, at an average sales price of $207,000 per acre, and also increased residential lot sales by 30 percent, to 130 lots sold at an average per-lot sales price of $81,500; (2) the Manufacturing segment improved year-over-year operating performance at the Company’s MDF plant, and began lumber production from the small-log capital project at the Ola Mill that will increase production capacity while also utilizing smallwood from the Company’s timberlands; and (3) Deltic continued the program to enhance shareholder value by repurchasing 309,739 shares of the Company’s common stock.

The Woodlands segment is the Company’s core operating segment, and its strategic pine timberlands provide the foundation for Deltic’s vertically integrated structure by supplying 68 percent of the current raw material log needs of the Company’s sawmills. The benefits of the vertical integration were again evident in 2016, as the Company was able to increase the harvest of pine sawtimber from Company-owned timberlands and supply a larger portion of the raw material needs of its sawmills.

Timberland acquisitions made by Deltic in recent years have provided the increase in inventory of pine sawtimber available to harvest, while the Company continues to maintain the sustainable-yield management of its forests. The Woodlands segment reported operating income of $18 million in 2016, a 10 percent decrease from 2015 results, primarily due to decreased revenues from oil and gas lease rentals and royalties and timberland sales, combined with a higher cost of fee timber harvested; partially offset by increased revenues from pine sawtimber and pine pulpwood harvested. The harvest volume of pine sawtimber was 777,000 tons in 2016, compared to 755,000 tons in 2015, and the pine sawtimber average sales price increased from the prior year by $1 per ton, to $28 per ton in 2016. The 2016 pine pulpwood harvest volume was 508,000 tons, or a 29 percent increase from 394,000 tons harvested in 2015, while the pine pulpwood average sales price decreased $1, to $8 per ton in 2016. The increase in harvest volume for pine sawtimber and pulpwood was primarily due to the mix of timber on the tracts harvested, and a planned increase in pine plantation thinning activities, combined with the Company’s extension of the 2016 harvest plan due to favorable logging conditions in the Company’s operating region.

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

Timberland designated as having higher and better use potential consists of tracts with market values that exceed the land’s worth as a pine timber-growing platform. Deltic’s approximately 57,000-acre timberland holdings in the expanding westward growth corridor of Little Rock, Arkansas, are an example of such land. Non-strategic timberland acres are primarily tracts composed of hardwood bottomland that are unsuitable for growing pine timber, tracts of pine timberland that are too small to allow efficient timber management, tracts geographically isolated from other Company fee lands, or any other acreage not deemed strategic to Deltic’s operations or growth. The Company sold approximately nine acres of timberland in 2016 and continues to evaluate certain tracts as to whether they are non-strategic.

In addition to timber harvests, the Company receives other benefits from land ownership that are reported as income in the Woodlands segment. These include revenues from hunting leases, oil and gas lease rentals and royalties, land management fees, and easements and right-of-way payments. The segment reported hunting lease income of $3 million for both 2016 and 2015. The Company has under lease or held by production approximately 12,200 net mineral acres in the Fayetteville Shale Play, an unconventional natural gas reservoir being developed in the state of Arkansas. Total oil and gas income, consisting of both lease rentals and net royalties, was $1.6 million in 2016, compared to $3.4 million in 2015. The Company’s total net oil and gas royalty income, inclusive of the Fayetteville Shale Play, was $1.2 million in 2016 and $2.6 million in 2015. The decrease was primarily due to lower natural gas prices and a small decrease in the volume of gas produced from natural gas wells in which the Company has a royalty interest. Total income from oil and gas lease rentals was $.4 million in 2016, compared to $.8 million in 2015, as the amortization period of the prepaid lease rental payments received for the leasing mineral rights ended, with these mineral acres becoming held by production. Deltic currently receives royalty income from 508 wells in the Fayetteville Shale Play; however, the ultimate benefit to Deltic from oil and gas leases remains speculative and unknown to the Company, and is contingent on the successful completion of producing wells on Company lands and the prices received for crude oil and natural gas as evidenced by the revenue impact of the decline in natural gas and oil prices during 2016.

The Manufacturing segment reported operating income of $19.2 million in 2016, an increase of $10.8 million from 2015, due to a higher average sales price for lumber, an increased sales volume for both lumber and MDF, and a lower average per-unit manufacturing cost of MDF due to improved operations at the facility.

The Real Estate segment reported operating income of $7.4 million in 2016, an increase of $7 million from 2015’s financial results, primarily due to sales of approximately 34 acres of commercial property in 2016. Sales of residential lots increased by thirty lots from the prior year, to a total of 130 lots; with successful lot offerings during 2016 in a new phase within the Wildwood Place development, in addition to a lot offering within an existing neighborhood, and in a new neighborhood within Chenal Valley.

In 2016, the Company recorded sales of approximately 34 acres of commercial acreage located within Chenal Valley, compared to no sales of commercial acreage in 2015. The Company’s commercial real estate acreage continues to receive interest from prospective buyers, as property located near the key intersection of Chenal Parkway and Rahling Road in the Chenal Valley development are areas of current and future expected activity. Deltic is nearing the completion of the widening of Rahling Road, and fufilling a commitment to the city of Little Rock to build certain infrastructure when traffic count reached agreed-upon levels. Future trends for commercial real estate sales are difficult to predict, and prices are influenced by multiple factors, which include intended use of the site, property location, and acres available. There is no commercial acreage included in the Chenal Downs development. Red Oak Ridge, the Company’s Hot Springs area development, will include a small amount of commercial acreage to be determined by the actual land usages. The Company will begin to develop and offer commercial sites as the Red Oak Ridge development’s population density increases.

A tabular summary of Deltic’s commercial real estate activity is as follows:

Commercial Acres		Acres	Acres Sold		Estimated
		Sold in	Since	Acres	Total
Development	Market	2016	Inception	Remaining	Acres
Chenal Valley	Little Rock	34	426	400	826

The Company continued to focus on the long-term financial returns from the total build-out of the Chenal Valley, Wildwood Place, and Red Oak Ridge developments as the central Arkansas housing market improves.

A tabular summary of Deltic’s residential real estate activity is as follows:

Residential Lots		Lots	Lots Sold	Unsold	Future	Estimated
		Sold in	Since	Developed	Lots to	Total
Development	Market	2016	Inception	Lots	Develop	Lots
Chenal Valley	Little Rock	92	2,903	77	1,595	4,575
Wildwood Place	Little Rock	35	92	—	158	250
Chenal Downs	Little Rock	1	66	10	—	76
Red Oak Ridge	Hot Springs	2	96	39	1,051	1,186
Acquired lots	Various	—	7	5	—	—

		130	3,164	131	2,804	6,087

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

A tabular summary of Deltic’s speculative home activity is as follows:

Development	Market	Homes Sold in 2016	Homes Constructed Since Inception	Homes Sold Since Inception	Homes Unsold
Red Oak Ridge	Hot Springs	1	15	12	3

Significant Events

On December 18, 2016, the Company retired private placement debt, consisting of $40 million of Series A Senior Notes with American AgCredit and a syndication of other Farm Credit Banks. Funds for the retirement were provided by the Company’s revolving credit facility.

Results of Operations

In the following tables, Deltic’s net sales and results of operations are presented for the three years ended December 31, 2016, 2015, and 2014. Explanations of significant variances and additional analyses for the Company’s consolidated and segmental operations follow the tables.

	Years Ended December 31,
(Millions of dollars, except per share amounts)	2016	2015	2014
Net sales
Woodlands	$38.3	38.8	37.0
Manufacturing	178.3	160.7	189.6
Real Estate	24.8	15.3	16.3
Eliminations	(22.0)	(20.9)	(15.5)

Net sales	$219.4	193.9	227.4

Cost of sales
Woodlands	$11.3	10.8	11.6
Manufacturing	159.0	153.4	158.1
Real Estate	16.5	13.9	14.3
Eliminations	(36.5)	(33.6)	(27.9)

Total cost of sales	$150.3	144.5	156.1

Operating income
Woodlands	$18.0	20.1	19.1
Manufacturing	19.2	8.4	31.5
Real Estate	7.4	.4	1.1
Corporate	(22.9)	(17.3)	(17.4)
Eliminations	(.1)	(.6)	.1

Operating income	21.6	11.0	34.4

(Millions of dollars, except per share amounts)	2016	2015	2014
Interest and other debt expense, net of capitalized interest	(9.4)	(7.5)	(5.4)
Other income	.3	.3	.3
Income taxes	(3.3)	(1.1)	(9.6)

Net income	$9.2	2.7	19.7

Earnings per common share
Basic	$.76	.21	1.56
Assuming dilution	$.76	.21	1.55

Consolidated

Consolidated net income for 2016 was $9.2 million, an increase of $6.5 million when compared to 2015. Operating income increased $10.6 million due to improved financial results for the Company’s Manufacturing and Real Estate segments, partially offset by decreased operating income for the Woodlands segment combined with increased operating expense in the Corporate segment. Net income was negatively impacted by increased interest and income tax expenses in 2016.

Consolidated net income for 2015 was $2.7 million, a decrease of $17 million when compared to 2014, primarily due to decreased operating income for the Manufacturing and Real Estate segments, combined with higher interest expense, partially offset by increased operating income from the Woodlands segment and decreased general and administrative expense in the Corporate segment.

Consolidated cost of sales for 2016, of $150.3 million, was $5.8 million more than in 2015, due to a higher cost of sales for the Real Estate segment, as a result of the sales of commercial real estate acreage and an increase in the number of residential lots sold, combined with increased raw material and direct operating cost in the sawmill operations, as a result of an increased volume of lumber produced.

Consolidated cost of sales for 2015 of $144.5 million was $11.6 million less than in 2014, due to a decrease in the volume of MDF sold in 2015, as the result of a fire in the Company’s MDF plant and a decrease in raw material cost for Deltic’s sawmills as a result of the effects of eliminating additional pine sawtimber harvested from the Company’s fee timberlands that were transferred to the sawmills, partially offset by costs related to insurance deductible expense due to the fire, and increased direct operating costs at the sawmills.

Consolidated operating income for 2016 was $21.6 million, an increase of $10.6 million from 2015. The Manufacturing segment’s operating income in 2016 increased $10.8 million from 2015, due to a higher average sales price for lumber, an increased sales volume for lumber and MDF, and a 12 percent decrease in the per-unit manufacturing cost of MDF. The Real Estate segment’s operating income increased $7 million from 2015, primarily due to sales of commercial real estate acreage, combined with an increase in the number of residential lot sales. The Woodlands segment’s operating income decreased $2.1 million in 2016 primarily due to decreased income from oil and gas net royalties, an increased cost of fee timber harvested, and reduced timberland sales; partially offset by increased revenues from pine sawtimber and pulpwood sales. Corporate general and administrative expense increased $5.6 million from 2015, mainly due to expenses related to the retirement of the Company’s former President and CEO.

Consolidated operating income for 2015 was $11 million, a decrease of $23.4 million from 2014. The Manufacturing segment’s operating income in 2015 decreased $23.1 million from 2014, primarily due to decreased sales revenue from sales of lumber and MDF, as the average sales price for lumber decreased 13 percent from the prior year and fire-related downtime as the MDF plant reduced production and sales volumes for 2015, combined with the deductible expense of the property and business interruption insurance policies due to fire. The Real Estate segment’s operating income decreased $.7 million from 2014, primarily due to no sales of commercial acreage combined with a lower margin from residential lot sales in 2015. The Woodlands segment’s operating income increased $1 million in 2015 primarily due to increased income from timber harvesting activity, partially offset by lower income from oil and gas net royalties. Corporate operating expense decreased $.1 million from 2014, primarily due to lower general and administrative expense, mainly incentive plan expenses. Elimination of intercompany profit from inventories increased $.7 million from 2014.

The main cost drivers affecting the Company’s segment cost of sales, and thus consolidated operating income are as follows: (1) Woodlands – direct operating expenses (operating salaries and benefits, cull timber removal, line and road maintenance expenses, transportation expenses, etc.), oil and gas royalty expenses, cost of hauling stumpage to other mills, and cost of timberland sold; (2) Manufacturing – raw materials cost, direct manufacturing expenses (operating salaries and benefits, utilities, insurance, repairs and maintenance, etc.), and freight expense; and (3) Real Estate – cost of sales for residential lots, commercial acreage, and speculative homes sold and cost of sales at Chenal Country Club. There is generally little to no margin on hauling stumpage to other mills in our Woodlands segment or on freight activity in our Manufacturing segment since the net sales recorded for these activities are essentially offset by the cost of hauling stumpage to other mills or freight expense.

Woodlands

Selected financial and statistical data for the Woodlands segment is shown in the following table.

	2016	2015	2014
Net sales (millions of dollars)
Pine sawtimber	$21.4	20.3	15.2
Pine pulpwood	4.2	3.7	3.2
Hardwood sawtimber	.1	.1	.3
Hardwood pulpwood	.6	.7	1.1
Timberland	—	1.2	1.1
Oil and gas lease rentals	.4	.8	1.7
Oil and gas royalties	1.7	3.1	4.9
Hunting leases	3.1	3.0	2.7
Hauling stumpage to other mills	6.1	5.2	6.2

Cost of sales (millions of dollars)
Direct operating expenses	$4.6	4.6	4.6
Oil and gas royalty expenses	.5	.5	.6
Cost of hauling stumpage to other mills	6.1	5.2	6.2
Cost of timberland sold	—	.5	.2

Cost of fee timber harvested	$8.2	7.1	5.5

Sales volume (thousands of tons)
Pine sawtimber	777	755	623
Pine pulpwood	509	394	391
Hardwood sawtimber	2	2	5
Hardwood pulpwood	41	32	58

	2016	2015	2014

Sales price (per ton)
Pine sawtimber	$28	27	24
Pine pulpwood	8	9	8
Hardwood sawtimber	62	59	52
Hardwood pulpwood	13	21	19

Timberland
Sales volume (acres)	9	763	472
Sales price (per acre)	$4,400	1,500	2,300

Net sales for the Woodlands segment decreased $.5 million, when compared to 2015, primarily due to fewer sales of non-strategic timberland acreage, combined with decreased revenues from oil and gas lease rentals and royalties; partially offset by increased revenues from pine sawtimber and pulpwood. Revenue from the harvest of pine sawtimber increased $1 million due to a three percent higher volume harvested and a $1 per ton price increase. The pine pulpwood harvest volume increased from 2015 by 29 percent, while the average sales price per ton decreased $1, or 11 percent. In the current year revenues from sales of timberland were $1.1 million less, due to a reduction in the number of acres sold. Oil and gas lease rental revenue decreased $.4 million, as the periods over which the prepaid lease rentals were recognized ended and the leased acreage became held by production. Oil and gas royalty revenues for 2016 declined $1.4 million from the prior year, due to a decrease in the volume of gas produced from the wells in which the Company has a royalty interest and a lower average sales price received for the natural gas produced in the Fayetteville Shale area. Revenue from hauling stumpage to other mills does not produce a margin since any revenue generated is offset by the cost of hauling the stumpage; however, revenue increased $.9 million from the prior year due to additional volume hauled.

Woodlands segment net sales in 2015 increased $1.8 million, or five percent, when compared to 2014 primarily due to a 21 percent increase in the volume of pine sawtimber harvested and a 13 percent increase in the average per-ton sales price for pine sawtimber. The pine pulpwood harvest volume increased slightly from 2014, and the average sales price per ton increased $1, or 13 percent. Revenues from hardwood pulpwood and hardwood sawtimber decreased $.6 million in 2015, primarily due to lower harvest volume. Oil and gas lease rental revenue decreased $.9 million, as the periods over which the prepaid lease rentals were recognized ended and the leased acreage became held by production. Oil and gas royalty revenues for 2015 declined $1.8 million from 2014, primarily due to the lower average sales price received for natural gas combined with a decrease in the volume of gas sold. Hunting lease revenue increased $.3 million from the prior year, primarily due to an increase in the average per-acre lease rate, partially offset by a decrease in the number of acres leased. Other income from well-site damages decreased $.2 million from 2014. Revenue from hauling stumpage to other mills has no margin, but there was a $1 million decrease in revenue from 2014.

Woodlands segment cost of sales in 2016 increased $.5 million or five percent, when compared to the prior year. In 2016, the cost of timberland acreage sold decreased $.5 million due to a decrease in the number of acres sold. The cost of hauling stumpage to other mills increased $.9 million from 2015, offsetting the previously noted increase in net sales from the hauling activity.

Woodlands segment cost of sales in 2015 decreased $.8 million, or seven percent, when compared to 2014. Cost of timberland sold increased $.3 million in 2015 due to the increase in the number of acres sold. The cost of hauling stumpage to other mills decreased $1 million from 2014, offsetting the decrease in net sales from the hauling activity.

Operating income for the Woodlands segment for 2016 decreased $2.1 million, or 11 percent, due to the items affecting net sales and cost of sales, combined with an increase in cost of fee timber harvested. The cost of fee timber harvested was 15 percent higher than in the previous year due to an increased volume of timber harvested and a higher average per-ton depletion rate.

Operating income for the Woodlands segment for 2015 increased $1 million, or five percent, due to the items affecting net sales and cost of sales, partially offset by the increase in cost of fee timber harvested. The cost of fee timber harvested was 28 percent higher in 2015, due to an increased timber harvest volume and a higher per-ton depletion rate.

Manufacturing

Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	2016	2015	2014
Net sales (millions of dollars)
Lumber	$99.0	87.0	102.9
Residual by-products[1]	11.6	10.4	10.1
Medium density fiberboard (“MDF”)[2]	57.5	53.2	65.0
Freight invoiced to customer	10.3	10.4	12.6

Cost of sales – sawmill operations (millions of dollars)
Raw materials	$42.9	39.0	38.9
Change in inventory	(1.0)	(.3)	(.3)
Direct manufacturing expenses	31.5	29.7	27.7
Freight expense	3.5	3.9	5.0
Residual by-products	11.6	10.4	10.1

Depreciation – sawmill operations	$6.5	5.5	4.8

Cost of sales – MDF operations (millions of dollars)
Raw materials	$23.6	23.7	31.1
Change in inventory	—	1.2	(1.0)
Direct manufacturing expenses	26.2	26.6	27.3
Freight expenses	6.7	6.4	7.7

Depreciation – MDF operations	$7.5	7.3	6.8

Lumber
Finished production (MMBF)	274	259	268
Sales volume (MMBF)	275	262	268
Sales price (per MBF)	$361	332	383

MDF (3/4-inch basis)[1]
Finished production (MMSF)[2]	104	92	114
Sales volume (MMSF)	104	95	112
Sales price (per MSF)	$555	561	581

[1]	Residual by-product sales are reported net of intercompany eliminations.

[2]

On March 10, 2015, the MDF plant incurred a fire that curtailed operations for a portion of the first and second quarters. (For additional information, refer to Note 20 - Business Interruption Claim and Gain on Involuntary Conversion of Assets).

The Manufacturing segment’s net sales in 2016 increased $17.6 million, or 11 percent, when compared to 2015. Revenue from lumber sales were $12.2 million, or 14 percent, higher when compared to 2015, due to a $29 per MBF increase in the average lumber sales price, combined with an increased sales volume. MDF sales revenues increased $4.3 million, or eight percent, when compared to 2015, due to a nine percent increase in sales volume, partially offset by a $6 per MSF decrease in the average sales price for MDF. The MDF sales volume in 2016 was higher than in 2015 by 8.7 million square feet, primarily due to increased plant uptime as 2015 production was impacted by a fire in the press area and other unplanned maintenance.

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

The cost of sales for the Manufacturing segment in 2016 increased $5.6 million when compared to 2015. The cost of sales of the sawmill operations in 2016 increased $7.4 million from 2015, due to a $3.9 million increase in raw material costs resulting from increased lumber production, and a $1.8 million increase in direct operating expenses, primarily salaries and benefits. These increases were partially offset by a $1.9 million favorable variance due to year-end inventory increases, primarily at the MDF facility, and a $.4 million reduction in freight costs. The cost of sales for MDF operations in 2016 decreased $1.4 million from 2015, due to lower direct operating costs of $.4 million, mainly reduced maintenance and utilities; partially offset by an increased salary expense. The intersegment elimination of residual sales by sawmill operations to MDF operations are not reflected in the cost of sales amounts reported above and that cost increased $1.6 million period-over-period.

The cost of sales for the Manufacturing segment in 2015 decreased $4.7 million when compared to 2014. The cost of sales of the sawmill operations in 2015 increased $.9 million from 2014, due to a $2 million increase in direct operating expenses, primarily salaries and benefits, a $.1 million increase in raw material costs, partially offset by $1.1 million reduction in freight costs. The cost of sales for MDF operations in 2015 decreased $7.3 million from 2014, due to a fire-related curtailment of production, and to other unplanned maintenance downtime, which resulted in a $7.4 million decrease in raw material costs, a $.7 million decrease in direct operating expenses and $1.3 million reduction in freight expense. These cost reductions were partially offset by a $2.2 million increase in cost of sales due to the decrease in inventory carrying value, as the Company sold more MDF in 2015 than it produced. Wood chips, resin, and wax are primary raw materials used in the manufacture of MDF. The Company had insurance coverage for the property damage and business interruption caused by the fire and recognized expenses associated with the deductibles for the policies in the first half of 2015, which amounted to $1 million for the property policy and approximately $.9 million for the business interruption policy. The intersegment elimination of residual sales by sawmill operations to MDF operations are not reflected in the cost of sales amounts reported above and that cost decreased $.5 million from 2014.

Operating income for the Manufacturing segment increased $10.8 million in 2016 when compared to 2015, due to the factors affecting net sales and cost of sales; partially offset by a decrease of $1.2 million in other operating revenues mainly due to the Company recording gains on involuntary conversion of assets and a business interruption claim associated with a fire at the MDF plant in 2015. There were no such gains in 2016.

Operating income for the Manufacturing segment decreased $23.1 million in 2015 when compared to 2014, due to the decline in average sales prices, the MDF plant incurring unscheduled downtime due to the fire in the press area, operational issues during the restart of the MDF plant after the fire, and other unplanned maintenance downtime throughout the year. Partially offsetting these decreases were other income from the settlement of a business interruption claim at the Company’s MDF plant of $.5 million and gains on involuntary conversion of assets of $.7 million, compared to losses on asset disposals of $1.1 million in 2014.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	2016	2015	2014
Net sales (millions of dollars)
Residential lots	$10.6	8.4	8.2
Commercial acres	7.0	—	.9
Speculative homes	.3	—	.3
Chenal Country Club	6.2	6.4	6.3

Cost of sales (millions of dollars)
Residential lots	$5.7	4.6	4.3
Commercial acres	1.3	—	.4
Speculative homes	.3	—	.3
Chenal Country Club	6.3	6.4	6.6

Sales volume
Residential lots	130	100	98
Commercial acres	34.0	—	1.7
Speculative homes	1	—	1

Average sales price (thousands of dollars)
Residential lots – per lot	$82	84	84
Commercial acres – per acre	207	—	501
Speculative homes – per home	291	—	300

Net sales for the Real Estate segment for 2016 increased $9.5 million when compared to 2015, primarily due to $7 million of sales of commercial real estate acreage, combined with increased residential lot sales revenues of $2.2 million, and a sale of a speculative home.

Net sales for the Real Estate segment in 2015 decreased $1 million when compared to 2014, primarily due to no sales of commercial acreage or speculative homes in 2015, partially offset by more sales of residential lots.

Cost of sales for the Real Estate segment in 2016 increased $2.6 million from 2015 due to the cost related to the sales of commercial real estate acreage and a speculative home in 2016, compared to no sales of commercial acreage or homes in 2015, combined with a $1.4 million increase in cost of residential lot sales due to the increase in the number of residential lots sold.

Cost of sales for the Real Estate segment decreased $.4 million in 2015 when compared to 2014, due to no cost of sales for commercial acreage or speculative homes combined with a $.2 million decrease in cost of sales at the Chenal Country Club, partially offset by higher costs for residential lots.

Real Estate operating income in 2016 increased $7 million from 2015, primarily due to the margin on the sales of commercial acreage and the increase in the number of residential lots sold, partially offset by increased net real estate sales commission and closing cost expenses associated with the increased residential lot sales.

Real Estate operating income in 2015 decreased $.7 million from 2014, primarily due to no sales of commercial real estate acreage combined with increased property owner’s association assessment expenses and increased operating salaries and benefits expenses in the current year.

Corporate

General and administrative expense for the Corporate segment increased $5.6 million when compared to 2015. This was mainly due to $3.1 million of non-recurring salaries, benefits, and incentive plan expenses related to the retirement of the Company’s former President and CEO. Other significant increases in general and administrative expense included increased charitable contributions, legal, and professional fees. Operating expense in 2015 for the Corporate segment was $.1 million lower when compared to 2014, due to decreased general and administrative expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands segment to the Manufacturing segment were $22 million in 2016, $20.9 million in 2015, and $15.5 million in 2014. The $1.1 million increase during 2016 and the $5.4 million increase in 2015 was due primarily to a larger volume of sawtimber harvested from fee timberlands and transferred to the sawmills combined with increased per-ton transfer prices. Transfer prices are approximately that of market.

Interest Expense

Interest expense for 2016 increased $1.9 million, due to increased borrowings used to fund a portion of share repurchases and capital expenditures, combined with a higher weighted-average interest rate on debt outstanding. Interest expense increased $2.1 million in 2015 when compared to 2014. The increase was due to increased borrowings to fund share repurchases and capital expenditures, combined with the impact of a higher fixed interest rate on the $100 million term note obtained during 2015 than was incurred for the previous borrowings under the Company’s revolving credit facility that were repaid with the proceeds of the term note.

Income Taxes

The effective income tax rate in 2016 was 26 percent, compared to 29 percent in 2015 and 33 percent in 2014. The lower effective income tax rate for 2016, was primarily due to the tax benefit of the passage of federal tax legislation in December 2015 that lowered the income tax rate for gains on sales of timber held longer than 15 years for the year of 2016. Current tax benefits of $1.3 million was recognized in 2016 due to the reduced rate, compared to tax benefits of $.2 million recognized in 2015 based on the amount of temporary differences that were expected to be realized on timber gains at the lower income tax rate in the 2016 tax year.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $43.6 million for the year of 2016, which compares to $29.7 million for 2015 and $31.5 million for 2014. Changes in operating working capital other than cash and cash equivalents provided cash of $5.6 million in 2016, required cash of $2.9 million in 2015, and provided cash of $9.2 million in 2014. The Company’s accompanying consolidated statements of cash flows and Note 17 of the consolidated financial statements identify other differences between income and cash provided by operating activities for each reported year.

Total capital expenditures, by segment, for the years ended December 31, 2016, 2015, and 2014 are presented in the following table.

(Millions of dollars)	2016	2015	2014
Woodlands	$3.8	3.7	4.0
Manufacturing	32.3	24.3	12.3
Real Estate, including development expenditures	8.5	7.7	3.9
Corporate	.2	1.7	.1

Total capital expenditures	44.8	37.4	20.3
Adjustment for non-cash accrued liabilities	2.3	(1.6)	(.7)

Total capital expenditures requiring cash	$47.1	35.8	19.6

Woodlands capital expenditures included reforestation site preparation and planting, and required $3.6 million in 2016, $3.4 million in 2015, and $3.9 million in 2014. The Company had timberland acquisition expenditures of $1.8 million in 2016 for approximately 1,000 acres, $.9 million in 2015 for approximately 500 acres, and $118.2 million in 2014 of 72,200 acres. Funds for the 2016 and 2015 timberland acquisitions were provided by the Company’s operations, while most of the 2014 acquisitions were funded with Deltic’s revolving credit facility.

Manufacturing capital expenditures in 2016 totaled $32.3 million, including $26.9 million at the Ola sawmill, $2 million at the Waldo sawmill, and $3.4 million at the MDF plant. Ola sawmill expenditures included $24 million towards the completion of the construction of a small-log processing line, $1.2 million for lumber drying kilns, $.3 million for an edger, and $1.4 million for various mill upgrades and equipment replacements. Waldo sawmill capital expenditures included $.5 million toward the replacement of a log loader, $.4 million for hard surfacing, and $1.1 million for various mill upgrades and equipment replacements. Capital expenditures at the MDF plant consisted of $.8 million for a diagonal saw system upgrade, $.7 million to replace bottom press chain and guides, and $2 million for various plant upgrades and equipment replacements.

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

Capital expenditures for Real Estate operations related to the cost of residential lot development totaled $3.7 million in 2016, $2.4 million in 2015, and $1.3 million in 2014. There were no capital expenditures for commercial development in 2016, compared to $.2 million in 2015, and $.6 million in 2014. There was $.2 million in land-acquisition expenditures in 2016, but no such expenditures in either 2015 or 2014. Infrastructure-related projects required $4.5 million in 2016, due primarily to the widening of Rahling Road, a major thoroughfare in Chenal Valley; $5.2 million in 2015; and $1.7 million in 2014. Expenditures for golf course maintenance equipment at Chenal Country Club totaled $.1 million in 2016 and $.3 million for both 2015 and 2014.

Deltic had commitments of $10.1 million for capital projects in progress at December 31, 2016. The Woodlands segment had committed $.1 million for site prep and $.4 million for timberland acquisitions, the Manufacturing segment had $6.5 million committed for various projects, and the Real Estate segment had committed $3.1 million, primarily for lot development infrastructure.

Other investing cash activities included the change in purchased stumpage inventory, which required cash of $1.2 million in 2016, compared to providing cash of $.8 million in 2015. Initiation fees received from members joining Chenal Country Club are accounted for as a reduction in cost basis of the club rather than as net sales and amounted to $.1 million in 2016, compared to $.3 million in both 2015 and 2014.

The Company had net borrowings on the Company’s revolving credit facility in 2016 of $17 million, and were used to fund a portion of share repurchases and capital expenditures made during 2016. In addition, the Company borrowed $40 million from its revolving credit facility to repay a $40 million private placement note that reached maturity. The Company had net borrowings of $21 million in 2015 to partially fund share repurchases and capital expenditures. Deltic also borrowed $100 million in 2015 through a new ten-year term and paid down its revolving credit facility. (For more information about the loan agreement, refer to Note 9 in the consolidated financial statements.) The Company borrowed $120 million under its revolving credit facility in 2014 and used $118 million of proceeds to finance the timberland acquisition of 72,200 acres. Cash flow from operations provided funds for the repayment of $7 million under the revolving credit facility in 2014.

Purchases of treasury stock totaled $17 million in 2016, compared to $15.3 million in 2015 and $7.9 million in 2014. Cash required to pay common stock dividends was $4.9 million in 2016, $5 million in 2015, and $5.1 million in 2014. Proceeds and tax benefits from stock option exercises amounted to $5.8 million in 2016, compared to $1.2 million in 2015 and $.4 million in 2014. Costs of $.7 million in 2016, $.8 million in 2015, and $.6 million in 2014, were paid for commitment fees related to Deltic’s revolving credit facility. In 2014, the Company incurred $.7 million in fees to facilitate amendments and extensions of its unsecured and committed revolving facility, with no such fees in 2016 or 2015. In 2015, Deltic incurred $.2 million in fees to secure a $100 million ten-year term loan.

Financial Condition

At December 31, 2016, Deltic had adjusted working capital of $10.2 million, compared to $12.2 million at December 31, 2015. The Company defines adjusted working capital as the net of current assets and liabilities excluding current maturities of long-term debt. Cash and cash equivalents at the end of 2016 were $5.8 million compared to $2.8 million at the end of 2015. The total indebtedness of the Company at December 31, 2016 was $241 million. This compares to indebtedness at December 31, 2015 of $224 million, which included current maturities of long-term debt of $39.9 million. Deltic’s total debt to stockholders’ equity ratio at December 31, 2016 was .959 to 1, compared to .881 to 1 at the end of 2015.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, expanding lumber production as market conditions allow, and developing residential and commercial properties at Chenal Valley, Wildwood Place, and Red Oak Ridge. The Company’s total projected capital expenditures for 2017 are approximately $34.5 million, consisting of $9.7 million of capital committed in the prior year, combined with $24.8 million budgeted for new projects in 2017. Projected capital expenditures for timberland acquisitions total $2.2 million for 2017, $.4 million of which is committed capital from 2016. Capital, timberland acquisitions, and other expenditures are under constant review, and these budgeted amounts may be adjusted to reflect changes in the Company’s estimated cash flows from operations, borrowings or repayments under credit facilities, or general economic conditions.

To facilitate its growth plans, the Company has an agreement with a group of banks that provides an unsecured and committed revolving credit facility. This agreement included (1) an option to request an increase of $50 million in revolving commitments and (2) options to request two twelve-month extensions of the facility’s maturity date. On January 6, 2016, the Company exercised the first of its two options to extend the credit facility maturity date, with the new date of November 17, 2020. In addition, on February 4, 2016, Deltic elected to replace two lenders in the Credit Agreement. Accordingly, the respective rights and obligations of Wells Fargo Bank, N.A. and Branch Banking and Trust Company were assigned to one new lender, Greenstone Farm Credit Services, ACA and one existing lender, American AgCredit, PCA, in the amounts of $27 million and $123 million, respectively. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Note 8 to the consolidated financial statements.) On July 29, 2016, the Company utilized a portion of the $50 million letter of credit component available under its revolving credit facility to replace the letter of credit that expired on August 31, 2016, that supports the Union County, Arkansas Taxable Industrial Revenue Bonds that total $29 million. As of December 31, 2016, the facility totaled $430 million, with $142 million outstanding in borrowings and letters of credit, leaving $288 million available.

The table below sets forth the ratio requirements of the covenants in both the revolving credit facility and Term Loan Credit Agreement and the status with respect to these covenants as of December 31, 2016 and 2015.

	Covenants Requirements		Actual Ratios at Dec. 31, 2016	Actual Ratios at Dec. 31, 2015
Leverage ratio should be less than:[1]	.65 to 1		.490 to 1	.469 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	79.59%	74.01%

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. The Board of Directors expanded the program by $25 million in December 2007 and by another $25 million in December 2014. On February 18, 2016, the Board of Directors expanded the program by another $20 million. As of December 31, 2016, the Company had expended a total of $56.9 million under this program, with the purchase of 1,099,054 shares at an average cost of $58.07 per share; of those, 309,739 shares at an average cost of $54.97 per share were purchased in 2016, 250,789 shares at an average cost of $60.81 per share were purchased in 2015, and 131,832 shares were purchased at an average cost of $59.61 per share in 2014. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the eligible employees of Deltic, excluding employees of the subsidiaries. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering eligible employees, except for employees of the subsidiaries. These plans consist of a health care plan, which is contributory with participants’ contributions adjusted as needed, and a noncontributory life insurance plan. With regards to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way, or which would cause the 2016 reported plan information not to be necessarily indicative of future operating performance or future financial condition. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 15 to the consolidated financial statements.)

As of December 31, 2016, the Company is not involved in any unconsolidated special-purpose entity transactions.

Tabular summaries of the Company’s contractual cash payment obligations, estimated obligations, and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2017	2018 to 2019	2020 to 2021	After 2021
Contractual cash payment obligations
Real estate development committed capital costs	$3.9	1.1	.5	2.3	—
Woodlands committed capital costs	.4	.4	—	—	—
Manufacturing committed capital costs	6.4	6.4	—	—	—
Long-term debt	241.0	—	—	112.0	129.0
Interest on debt[1]	37.7	4.3	8.6	8.6	16.2
Funded retirement plan[2]	1.6	1.6	—	—	—
Unfunded retirement plan[3]	4.4	.3	.8	.8	2.5
Other postretirement benefits[4]	5.8	.1	1.0	1.2	3.5
Other liabilities	1.6	1.6	—	—	—

	$302.8	15.8	10.9	124.9	151.2

Other commercial commitment expirations
Timber cutting agreements	$2.3	.4	1.9	—	—
Letters of credit	.4	.1	.3	—	—

	$2.7	.5	2.2	—	—

[1]	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.

[2]

The Company’s funded pension plan payments are based on estimated minimum required contributions for year one as provided by the Company’s consulting actuary. Deltic is not able to reliably estimate the required contributions beyond year one. Benefits paid by the funded pension plan are paid through a trust. Estimated payments from the trust to retirees are not included in this table.

[3]

The Company’s unfunded retirement plan payments are based on expected future benefit payments as disclosed in Note 15 - Employee and Retiree Benefit Plans in the notes to consolidated financial statements for years one through ten. Deltic cannot reliably estimate the payments beyond year ten as they are not provided by the Company’s actuary and are subject to a variety of factors.

[4]

Included in other postretirement benefits are payments under the Company’s other postretirement benefit plan based on expected future benefit payments as disclosed in Note 15 - Employee and Retiree Benefit Plans in the notes to consolidated financial statements for years one through ten. Deltic cannot reliably estimate the payments beyond year ten as they are not provided by the Company’s consulting actuary and are subject to a variety of factors.

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

Other Matters

Impact of Inflation — General inflation has not had a significant effect on the Company’s operating results during the three years ended December 31, 2016. The Company’s timber operations are more significantly impacted by the forces of supply and demand in the southern United States than by changes in inflation. Lumber manufacturing operations are affected by the supply of lumber available in the North American market and by the demand for lumber by both the North American and foreign export markets. Sales of real estate are affected by changes in the general economy, employment levels, new and existing housing inventories, lending restrictions, and long-term interest rates, specifically as such may manifest themselves in the central Arkansas region.

Market Risk — Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, Deltic does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does consider, on occasion, the need to enter into financial instruments to manage and reduce the impact of changes in interest rates. During the three-year period ended December 31, 2016 the Company entered into a ten-year, fixed rate term loan in August 2015. In addition, Deltic held various financial instruments at December 31, 2016 and 2015, consisting of financial assets and liabilities reported in the Company’s Consolidated Balance Sheets and off-balance sheet exposures resulting from contractual debt guarantees and letters of credit issued for the benefit of Deltic, primarily in connection with its purchased stumpage procurement and real estate operations. (For additional information regarding these financial instruments, refer to the previous tabular summary of the Company’s other commercial commitment expirations and to Note 12 to the consolidated financial statements.)

Interest Rate Risk — The Company is subject to interest rate risk from the utilization of financial instruments, such as term debt and other borrowings. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. Conversely, for floating rate debt, interest rate changes generally do not affect the instruments’ fair value but do influence future earnings and cash flows, assuming other factors are held constant. The estimated fair values of the Company’s long-term debt, including current maturities, and letters of credit at December 31, 2016 were $241 million and $.4 million, respectively. A one percentage-point increase in prevailing interest rates would result in a decrease in the estimated fair value of long-term debt by $7.4 million, while the fair value of contractual guarantees and the Company’s letters of credit would be unchanged. Fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities.

Foreign-Exchange Rate Risk — The Company currently has little exposure to foreign-exchange rate risk, because essentially all of its financial instruments, sales, and purchases are denominated in U.S. dollars.

Commodity Price Risk — The Company has no financial instruments subject to commodity price risk.

Equity Security Price Risk — None of the Company’s financial instruments has potential exposure to equity security price risk.

The preceding discussion of the Company’s estimated fair value of its financial instruments and the sensitivity analyses resulting from hypothetical changes in interest rates are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the Company’s current expectations and involve uncertainties. These forward-looking market risk disclosures are selective in nature and only address the potential impact from financial instruments. They do not include other potential effects that could influence Deltic’s business because of changes in interest rates, foreign-exchange rates, commodity prices, or equity security prices.

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

Deltic’s Investment in Real Estate Held for Development and Sale primarily consists of residential lots, commercial acreage, and undeveloped acreage marketed to others for further development. Deltic periodically evaluates its holdings for indications of conditions that would lead to an impairment analysis as required by accounting for subsequent measurement of property, plant, and equipment. Since sales of commercial real estate acreage are both unpredictable and sporadic, assessment of the recoverability of the investment in this acreage is considered routinely by the Company. However, Deltic’s residential and commercial acreage held for development and sale both consist of lands primarily composed of former legacy timberland in which the Company has a relatively low cost basis, such that sales of commercial real estate acreage and residential lots have historically yielded gross margins of approximately 83 percent and 45 percent, respectively. Based on the level of the gross margin percentage realized on commercial acreage previously sold, the Company estimates that sales prices for commercial acreage would have to decline substantially for there to be a possibility of an impairment of the investment in this asset. The difference in the gross margin percentages realized for commercial real estate acreage and residential lot sales is primarily attributable to the fact that direct development cost of a specific tract is typically incurred by the buyer/developer for commercial acreage but by Deltic for residential lots. In addition to the positive margins earned on its prior commercial acreage sales, information utilized by the Company in assessing the recoverability of its commercial real estate acreage held for sale, includes listed prices for commercial sites and sales prices for commercial acreage sale transactions in the area reported in local business publications. The indirect infrastructure required to develop residential lots to sell is shared by the commercial acreage held for sale, and as such, the Company allocates the costs incurred in the Chenal Valley development among all properties based on their estimated net realizable value. Due to this allocation process, which is updated annually, costs are not differentiated between commercial and residential property for purposes of reporting carrying value. However, based on historical percentages of costs allocated to commercial acreage sold, the carrying value of Deltic’s commercial acreage approximates $22.4 million at December 31, 2016. With the current percentage of gross margin realized on sales of commercial acreage, the estimated fair value of this asset is substantially in excess of its carrying value.

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

In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, the Company enters into like-kind exchange (“LKE”) tax-deferred transactions. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property, and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash, because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the company-owned property, the proceeds are distributed to Deltic by the intermediary and are reclassified as available cash, and applicable income taxes are determined. Amounts deposited with a third party towards the potential future purchase of property are included in deferred charges and other assets in the consolidated balance sheets and as an investing activity shown as funds held by trustee in the consolidated statements of cash flows. There were no funds deposited with a LKE intermediary at December 31, 2016, 2015, or 2014. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, Deltic includes the assets held by the exchange accommodation titleholder in timber and timberland assets on the consolidated balance sheets and recognizes any income or expense attributed to the property in the consolidated income statements.

The key components of the Timber and Timberlands policy are: (1) management’s decision to maintain separate timber cost pools for each legal entity within the Deltic consolidated group and (2) the required estimation of timber inventory volume, by species, for each of these companies in order to calculate the cost of fee timber harvested per ton. Management has elected to maintain a separate cost pool for the timber owned by each company, thus resulting in a different cost per ton for fee timber harvested for each. The mix of harvest by company for any period can significantly affect the amount of cost of fee timber harvested expense reported. Per-ton costs for 2016 ranged from $7.48 to $20.36 per ton for pine sawtimber. Had the Company opted to use a composite depletion rate, cost of pine sawtimber harvested would have been $.3 million less in 2016, $.4 million less in 2015, and $.5 million less in 2014, ($.2 million less for 2016, $.3 million less for both 2015 and 2014 net of applicable income taxes) than as reported, due to the mix of harvest by company during the year. In determining these rates, management must estimate the volume of timber existing on its timberlands. To estimate these fee timber inventories, the Company relies on its experienced forestry personnel and their use of statistical information and data obtained by actual physical measurements and other information-gathering techniques. The recognized cost of fee timber harvested is impacted by the accuracy of this volume estimation. (For additional information about the Company’s timber and timberlands, refer to Note 4 to the consolidated financial statements.)

Assets used in the Woodlands segment shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The recoverability test is based on undiscounted future cash flows over the expected life of the asset. Impairment recognition and measurement would occur at the lowest level for which Deltic has identifiable cash flows. At December 31, 2016, the composite basis in fee timber was $9 per ton assuming no future growth. Gross margin on pine sawtimber for 2016, when the average sales price was $28 per ton, was 70 percent.

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

The Company uses historical volatility over the ten-year trading life of its stock to determine weighted expected volatility assumptions. The expected dividend yield is based on the Company’s average dividend yield from 2012 to 2015. The expected option term is based on the term of the option, historical exercise, and expiration experience. Risk-free interest rates are based on historical rates and forward-looking factors. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors.

Assumptions for the 2016, 2015, and 2014 valuation of stock options and restricted stock performance units consisted of the following:

	2016	2015	2014
Weighted expected volatility	38.16%	38.64%	37.38%
Dividend yield	.59%	.56%	.55%
Expected term of options (in years)	6.27	6.27	6.27
Risk-free interest rate – stock options	2.13%	1.92%	2.99%
Risk-free interest rate – restricted
stock performance units	1.34%	1.15%	1.23%

5)	Revenue Recognition — The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed and determinable, and (4) collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue from the sale of lumber, MDF, and wood by-products is recorded at the time of shipment due to terms of such sale being designated free on board (“f.o.b.”) shipping point. Revenue from consignment sales is recorded when the customer assumes ownership of the product. Revenue from the sale of timber-cutting rights to third parties is recorded when legal title passes to the purchaser, which is generally upon delivery of a legally executed timber deed and receipt of payment for the timber. Revenue from intersegment timber sales is recorded when the timber is harvested. Such intersegment sales, which are made at prices, which generally approximate market, are eliminated in the consolidated financial statements. Revenue from timberland and real estate sales is recorded at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing. When oil and gas lease rental agreements are signed and the amounts are received, they are recorded as either short-term or long-term deferred revenue, and the revenue is recognized on a straight-line basis over the term of the lease. The Company’s share of gross oil and gas royalties is recorded as revenue when received, and any related severance tax or other deductions are included in operating expenses.

6)	Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, the provision for income taxes includes amounts currently payable and amounts deferred as tax assets and liabilities, based on differences between financial statement carrying amounts and the tax bases of existing assets and liabilities, and is measured using the enacted tax rates that are expected to be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance when it is established that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.

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

Environmental Matters

Deltic is committed to protecting the environment and has certain standards with which it must comply based on federal, state, and local laws for the protection of the environment. Costs of compliance through 2016 have not been material, and the Company’s management currently has no reason to believe that such costs will become material for the foreseeable future.

Contingencies

The Company is involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

Outlook

Pine sawtimber harvested from Deltic’s fee lands in 2017 is projected to be 750,000 to 775,000 tons. Finished lumber production and resulting sales volumes are projected at 240 to 290 million board feet, and MDF production and sales volumes are estimated to be 100 to 120 million square feet for 2017. Actual lumber and MDF sales volumes are subject to market conditions. Deltic anticipates that closings for residential lots will be 120 to 140 lots for the year of 2017.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

(Thousands of dollars)

	2016	2015
Assets
Current assets
Cash and cash equivalents	$5,773	5,429
Trade accounts receivable – net	8,667	6,995
Inventories	12,228	11,917
Prepaid expenses and other current assets	3,334	6,392

Total current assets	30,002	30,733

Investment in real estate held for development and sale	59,111	58,418
Timber and timberlands – net	360,183	361,856
Property, plant, and equipment – net	102,890	85,495
Deferred charges and other assets	2,507	2,665

Total assets	$554,693	539,167

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	39,917
Trade accounts payable	8,583	8,837
Accrued taxes other than income taxes	2,052	2,118
Income tax payable	679	—
Deferred revenues and other accrued liabilities	8,508	7,607

Total current liabilities	19,822	58,479
Long-term debt	240,839	183,836
Deferred tax liabilities – net	1,744	525

Other noncurrent liabilities	41,095	42,359
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock—$.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock—$.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	89,090	87,822
Retained earnings	206,344	201,959
Treasury stock	(34,816)	(24,347)
Accumulated other comprehensive loss	(9,553)	(11,594)

Total stockholders’ equity	251,193	253,968

Total liabilities and stockholders’ equity	$554,693	539,167

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2016, 2015, and 2014

(Thousands of dollars, except per share amounts)

	2016	2015	2014
Net sales	$219,363	193,851	227,355

Costs and expenses
Cost of sales	150,326	144,489	156,135
Depreciation, amortization, and cost of fee timber harvested	23,406	21,096	18,342
General and administrative expenses	23,991	18,468	18,482

Total costs and expenses	197,723	184,053	192,959

Other income – business interruption claim	—	516	—
Gain on involuntary conversion	—	704	—

Operating income	21,640	11,018	34,396
Interest income	14	4	5
Interest and other debt expense, net of capitalized interest	(9,392)	(7,526)	(5,430)
Other income	258	258	284

Income before income taxes	12,520	3,754	29,255

Income taxes	(3,275)	(1,100)	(9,593)

Net income	$9,245	2,654	19,662

Earnings per common share
Basic	$.76	.21	1.56
Assuming dilution	.76	.21	1.55

Dividends declared per common share	$.40	.40	.40

Weighted average common shares outstanding (thousands of shares)
Basic	12,010	12,407	12,497
Assuming dilution	12,074	12,467	12,553

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2016, 2015, and 2014

(Thousands of dollars)

	2016	2015	2014
Net income	$9,245	2,654	19,662

Other comprehensive income/(loss)
Items related to employee benefit plans:
Net gain/(loss) arising during period (net of tax)	1,479	(1,084)	(8,895)
Reclassification adjustment for gains/(losses) included in net income (net of tax):
Amortization of prior service credit	—	2	6
Amortization of actuarial losses	562	927	278
Amortization of plan amendment	—	(28)	(121)

Net change in other comprehensive income/(loss)	2,041	(183)	(8,732)

Comprehensive income	$11,286	2,471	10,930

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016, 2015, and 2014

(Thousands of dollars)

	2016	2015	2014
Operating activities
Net income	$9,245	2,654	19,662
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	23,406	21,096	18,342
Stock-based compensation expense	4,221	3,324	3,238
Deferred income taxes	(276)	(918)	(1,253)
Real estate development expenditures	(8,368)	(7,424)	(3,625)
Real estate costs recovered upon sale	7,335	4,646	4,972
Timberland costs recovered upon sale	6	486	174
Net increase in liabilities for pension and other postretirement benefits	2,222	3,794	1,251
Decrease/(increase) in operating working capital other than cash and cash equivalents	5,627	2,907	(9,174)
Other changes in assets and liabilities	175	(904)	(2,060)

Net cash provided by operating activities	43,593	29,661	31,527

Investing activities
Capital expenditures requiring cash, excluding real estate development	(38,723)	(28,385)	(15,969)
Timberland acquisition expenditures requiring cash	(1,757)	(824)	(118,203)
Net change in purchased stumpage inventory	(1,246)	(817)	768
Proceeds from involuntary conversion	5	1,590	—
Net change in funds held by trustee	1	(1)	—
Other – net	410	555	1,105

Net cash required by investing activities	(41,310)	(27,882)	(132,299)

Financing activities
Proceeds from borrowings	75,000	129,000	120,000
Repayments of notes payable and long-term debt	(58,000)	(108,000)	(7,000)
Treasury stock purchases	(18,286)	(15,266)	(7,866)
Common stock dividends paid	(4,859)	(5,022)	(5,055)
Proceeds from stock option exercises	5,778	1,198	253
Excess tax benefits/(provisions) from stock-based compensation expense	(500)	36	160
Other – net	—	—	(606)
Deferred financing costs	(1,072)	(1,057)	(727)

Net cash provided/(required) by financing activities	(1,939)	889	99,159

Net increase/(decrease) in cash and cash equivalents	344	2,668	(1,613)
Cash and cash equivalents at January 1	5,429	2,761	4,374

Cash and cash equivalents at December 31	$5,773	5,429	2,761

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2016, 2015, and 2014

(Thousands of dollars, except per share amounts)

	2016	2015	2014
Cumulative preferred stock - $.01 par, authorized 20,000,000 shares, no shares issued at end of each year	$—	—	—

Common stock - $.01 par, authorized 50,000,000 shares,12,813,879 shares issued at end of each year	128	128	128

Capital in excess of par value
Balance at beginning of year	87,822	86,575	84,796
Exercise of stock options	584	(116)	(37)
Stock-based compensation expense	4,222	3,324	3,238
Restricted stock awards	(3,218)	(1,678)	(1,290)
Tax effect on stock awards	(915)	(377)	(132)
Restricted stock forfeitures	595	94	—

Balance at end of year	89,090	87,822	86,575

Retained earnings
Balance at beginning of year	201,959	204,327	189,720
Net income	9,245	2,654	19,662
Common stock dividends declared	(4,860)	(5,022)	(5,055)

Balance at end of year	206,344	201,959	204,327

Treasury stock
Balance at beginning of year – 430,240; 231,790; and 134,609 shares, respectively	(24,347)	(11,978)	(5,693)
Shares purchased – 328,783; 251,038; and 131,947 shares, respectively	(18,286)	(15,266)	(7,866)
Forfeited restricted stock – 14,107; 1,476; and no shares, respectively	(595)	(94)	—
Shares issued for incentive plans – 147,253; 54,064; and 34,766 shares, respectively	8,412	2,991	1,581

Balance at end of year – 625,877; 430,240; and 231,790 shares, respectively, at cost	(34,816)	(24,347)	(11,978)

Accumulated other comprehensive loss
Balance at beginning of year	(11,594)	(11,411)	(2,679)
Net change in other comprehensive income/(loss), net of income taxes	2,041	(183)	(8,732)

Balance at end of year	(9,553)	(11,594)	(11,411)

Total stockholders’ equity	$251,193	253,968	267,641

Dividends declared per common share	$.40	.40	.40

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

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

Accounts Receivable and Allowance for Doubtful Accounts — The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and is charged to the provision for doubtful accounts. The allowance is based upon review of specific receivables outstanding and considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. In the consolidated statements of income, bad debt expense is included in cost of sales. Provisions for bad debt expense were $168,000, $133,000, and $150,000, in 2016, 2015, and 2014, respectively. Charges to the allowance for doubtful accounts were $183,000, $133,000, and $188,000, in 2016, 2015, and 2014, respectively. At December 31, 2016 and 2015, the balance in the allowance account was $130,000 for both years.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

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

December 31, 2016

Note 1 – Significant Accounting Policies (cont.)

In order to acquire and sell assets, primarily timberlands, in a tax efficient manner, the Company enters into tax-deferred, like-kind exchange (“LKE”) transactions when possible. The Company generally enters into forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property, and reverse transactions, in which property is acquired and similar property is subsequently sold. A qualified LKE intermediary is used to facilitate LKE transactions. Proceeds from forward LKE transactions are held by the intermediary and are classified as restricted cash, because the funds must be reinvested in similar properties. If the acquisition of suitable LKE properties is not completed within 180 days of the sale of the Company-owned property, the proceeds are distributed to Deltic by the intermediary and are reclassified as available cash, and applicable income taxes are determined. Amounts deposited with a third party towards the potential future purchase of property are included in deferred charges and other assets in the consolidated balance sheets and as an investing activity as changes in funds held by trustee in the consolidated statements of cash flows. The Company had $1,000 of proceeds from land sales deposited with an LKE intermediary at December 31, 2015 and none at December 31, 2016. An exchange accommodation titleholder, a type of variable interest entity, is used to facilitate reverse like-kind exchanges. The acquired assets are held by the exchange accommodation titleholder until the exchange transactions are complete. If the Company determines that it is the primary beneficiary of the exchange accommodation titleholder, Deltic includes the assets held by the exchange accommodation titleholder in timber and timberlands assets on the consolidated balance sheets and recognizes any income or expense attributed to the property in the consolidated income statements.

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

December 31, 2016

Note 1 – Significant Accounting Policies (cont.)

Revenue from the leasing of land for hunting purposes is deferred when received and subsequently recognized over the one-year lease term, which begins September 1 of each year. At December 31, 2016 and 2015, the Company had deferred hunting lease revenue totaling $2,131,000 and $2,060,000, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities. Revenue from mineral lease rental payments is deferred when received and recognized ratably over the lease term. At December 31, 2016 and 2015, the Company had deferred mineral lease revenue of $168,000 and $446,000, respectively, of which $36,000 and $115,000 were included in other noncurrent liabilities for 2016 and 2015, respectively, and $132,000 and $331,000 were included in other current liabilities, respectively. Mineral royalty payments are recognized when received. Revenue from sales of timberland and real estate is recorded when the sale is closed and legal title is transferred and the buyer’s initial and continuing investment is adequate, which is generally at the time the purchaser executes the real estate closing documents and makes payment to the title company handling the closing.

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

Property Taxes — Property taxes applicable to the Company’s assets are estimated and accrued in the period of assessment. At December 31, 2016 and 2015, the Company had accrued property tax expense totaling $1,822,000 and $1,932,000, respectively, reflected in the consolidated balance sheets in accrued taxes other than income taxes.

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

December 31, 2016

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

Advertising Costs — Advertising costs, primarily related to marketing efforts for the Company’s real estate developments, are expensed as incurred. These costs amounted to $831,000 in 2016, $784,000 in 2015, and $764,000 in 2014 and are reflected in the consolidated statements of income.

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

December 31, 2016

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

In July 2015, FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using either the last-in, first-out (LIFO) or retail inventory method. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The update to the standard is effective for the Company on January 1, 2017, and is expected to have little impact on its consolidated financial statements and disclosures.

In November 2015, FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. The ASU is effective for the Company on January 1, 2017. As of December 31, 2016 the Company had $1,895,000 reported as short-term deferred tax assets that will be reclassed and combined with long-term deferred tax liabilities on January 1, 2017.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases”, which supersedes Topic 840 and among other things, requires lessees to recognize most leases on-balance sheet. The new standard will be effective for the Company on January 1, 2019, and is not expected to have a material impact on its financial statements.

On March 30, 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This ASU changes several aspects of the accounting for share-based payments award transactions, including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. This update will be effective for the Company on January 1, 2017. The Company has evaluated the effect ASU 2016-09 will have on its consolidated financial statements and related disclosures and deems it immaterial.

In June 2016, FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. The ASU changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. This update will be effective for the Company on January 1, 2020, and is not expected to have a material impact on its financial statements.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 2 – Inventories

Inventories at December 31 consisted of the following:

(Thousands of dollars)	2016	2015
Raw materials - Logs	$1,920	1,975
- Del-Tin – wood fiber	463	615
Finished goods - Lumber	4,817	4,142
- Medium density fiberboard (“MDF”)	2,575	2,516
- MDF consigned to others	1,000	1,031
Supplies	1,453	1,638

	$12,228	11,917

The Company utilizes the lower of cost or market basis for determining inventory-carrying values. Lumber and MDF inventory amounts at December 31, 2016 and 2015 are stated at the lower of cost or net realizable value.

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31 consisted of the following:

(Thousands of dollars)	2016	2015
Short-term deferred tax assets	$1,895	2,131
Refundable income taxes	—	3,062
Prepaid expenses	905	687
Other current assets	534	512

	$3,334	6,392

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 4 – Timber and Timberlands

Timber and timberlands at December 31 consisted of the following:

(Thousands of dollars)	2016	2015
Purchased stumpage inventory	$3,684	2,437
Timberlands	156,579	155,997
Fee timber	331,121	326,327
Logging facilities	1,231	1,221

	492,615	485,982
Less accumulated cost of fee timber harvested and facilities depreciation	(132,592)	(124,292)

Strategic timber and timberlands	360,023	361,690
Non-strategic timber and timberlands	160	166

	$360,183	361,856

Deltic acquired 1,009 acres of timberlands located in its current operating area in 2016 with cash payments of $1,757,000. The Company acquired 514 acres of timberland in 2015, 474 acres were acquired by cash payments totaling $824,000 and 40 acres were acquired in a non-monetary exchange transaction and in 2014 the Company acquired 72,170 acres for cash payments of $118,203,000. Deltic invests in and holds strategic fee timber as a productive asset, and any expenditure to acquire such timber and timberlands is an investing activity on the Company’s Consolidated Statements of Cash Flows.

The Company actively upgrades its timberland portfolio by selling non-strategic timberlands and using the sales proceeds to purchase pine timberlands that are strategic to its operations. The Company identifies tracts of pine timberland that cannot be strategically managed due to size or location, and also tracts of hardwood bottomland that cannot be converted into pine-growing acreage, to be sold. As of December 31, 2016 and 2015, approximately 240 acres and 250 acres, respectively, were available for sale. Included in the Woodlands operating income are gains from sales of timberland of $33,000, $656,000, and $857,000 in 2016, 2015, and 2014, respectively. Occasionally Deltic engages in land-for-land exchanges that are recorded as sales due to the nature of the land involved. In 2016 and 2014, there were no gains from non-monetary exchanges included in operating income, while there were $25,000 of exchange gains in 2015.

Cost of fee timber harvested amounted to $8,207,000, $7,110,000, and $5,544,000 in 2016, 2015, and 2014, respectively. Depreciation of logging facilities was $94,000, $98,000, and $91,000 for the years 2016, 2015, and 2014, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment at December 31 consisted of the following:

	Range of
(Thousands of dollars)	Useful Lives	2016	2015
Land	N/A	$947	947
Land improvements	10-20 years	20,707	10,409
Buildings and structures	10-20 years	27,801	23,900
Machinery and equipment	3-15 years	175,515	158,385

		224,970	193,641
Less accumulated depreciation		(122,080)	(108,146)

		$102,890	85,495

Depreciation of property, plant, and equipment charged to operations was $15,106,000, $13,888,000, and $12,707,000 in 2016, 2015, and 2014, respectively. Gains or (losses) on disposals or retirements of assets included in operating income were ($239,000), $308,000, and ($1,071,000) in 2016, 2015, and 2014, respectively. The 2015 gains are inclusive of the involuntary gain on conversion of assets at the Company’s MDF plant. (For additional information see Note 20 – Business Interruption Claim and Gain on Involuntary Conversion of Assets.)

Note 6 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at December 31 consisted of the following:

(Thousands of dollars)	2016	2015
Deferred revenues – current	$2,776	2,877
Vacation accrual	1,666	1,360
Deferred compensation	816	619
Interest and commitment fees payable	1,770	1,467
All other current liabilities	1,480	1,284

	$8,508	7,607

Note 7 – Other Noncurrent Liabilities

Other noncurrent liabilities at December 31 consisted of the following:

(Thousands of dollars)	2016	2015
Accumulated postretirement benefit obligation	$13,770	12,295
Excess retirement plan	7,865	12,764
Accrued pension liability	17,798	15,698
Deferred revenue – long-term portion	36	115
All other noncurrent payables	1,626	1,487

	$41,095	42,359

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 8 – Credit Facilities

The Company has an agreement with SunTrust Bank together with other banks, which provides an unsecured and committed revolving credit facility totaling $430,000,000 and includes an option to request an increase in the amount of aggregate revolving commitments by $50,000,000, and includes options to request two twelve-month extensions of the facility maturity date. Effective January 6, 2016, Deltic entered into a second amendment to the Company’s Second Amended and Restated Revolving Credit Agreement with the consent of the lenders thereto, in which it exercised the first of its two options and extended the termination date by one year to November 17, 2020. On July 29, 2016, the Company utilized a portion of the $50,000,000 letter of credit component available under its revolving credit facility to replace the letter of credit that expired on August 31, 2016 that supported the Union County, Arkansas Taxable Industrial Revenue Bonds that total $29,000,000. With this, the borrowing capacity of the revolving credit facility was reduced by the amount of the letter of credit issued. The credit facility had $112,000,000 and $55,000,000, respectively, outstanding at December 31, 2016 and 2015 leaving $288,000,000 and $375,000,000, available in excess of all borrowings and letters of credit outstanding under or supported by the respective facilities. Borrowings under the current agreement bear interest at a base rate or an adjusted Eurodollar rate plus an applicable margin, depending upon the type of loan the Company executes. The applicable margin component of the interest rate varies with the type of loan and the Company’s total debt to capital ratio. The agreement contains certain restrictive financial covenants, including a leverage ratio of no greater than .65 to 1, minimum timber market value greater than 175 percent of outstanding total senior indebtedness, and limitations on the incurrence of debt. Fees associated with the current revolving credit facility include a commitment fee of .20 to .35 percent per annum on the unused portion of the committed amount.

The Company may also borrow up to $1,000,000 under a short-term credit facility with BancorpSouth. The agreement expires December 31, 2017, with annual renewal. The amount available to the Company under this facility is reduced by any borrowings by the Company. As of December 31, 2016 and 2015, Deltic had no borrowings outstanding under this line of credit, resulting in $1,000,000 available to the Company. Borrowings bear interest based upon the New York Prime rate. Deltic also has an agreement with BancorpSouth to provide letters of credit. New letters of credit are requested by the Company and are approved and issued by BancorpSouth on a case-by-case basis. Outstanding letters of credit as of December 31, 2016 and 2015 were $394,000 and $491,000, respectively.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 9 – Indebtedness

The Company’s indebtedness at December 31 consisted of the following:

(Thousands of dollars)	2016	2015
Notes payable, 2.24%¹, due 2020 (See Note 8 – Credit Facilities)	$112,000	55,000
Senior notes payable, 6.10%, due 2016	—	40,000
Term loan credit agreement, 4.05%, due 2025	100,000	100,000
Union County, Arkansas Taxable Industrial Revenue Bonds, .55%², due 2027	29,000	29,000

	241,000	224,000
Less unamortized debt issuance costs	(161)	(247)

Total debt, net	240,839	223,753
Less current maturities	—	(39,917)

Long term debt	$240,839	183,836

¹	Weighted average interest rate for Notes payable at December 31, 2016 and 2015 was 2.24% and 2.01%, respectively.

²	Weighted average interest rate for Bonds at December 31, for both 2016 and 2015 was .55%.

The Company retired the private placement debt of $40,000,000 of Series A Senior Notes (“Notes”) with Pacific Coast Farm Credit, a division of American AgCredit, on December 18, 2016. The interest rate for the Notes had been 6.10 percent since December 18, 2008.

Deltic entered into a $100,000,000 ten-year term loan credit agreement (the “Credit Agreement”) with American AgCredit, PCA, effective August 27, 2015. The Credit Agreement has a 4.05 percent fixed rate of interest and a maturity date of August 27, 2025. The Credit Agreement has the same financial covenants as those found in the Company’s Second Amended and Restated Revolving Credit Agreement as amended on January 4, 2016.

With consolidation of Del-Tin Fiber into the Company’s financial statements on April 1, 2013, Deltic’s long-term debt includes $29,000,000 in Union County, Arkansas Taxable Industrial Revenue Bonds (Del-Tin Fiber project) 1998 Series due October 1, 2027 (the “Bonds”). Neither the State of Arkansas, nor Union County, Arkansas has any liability under the Bonds. Del-Tin Fiber and Union County contemporaneously entered into a lease agreement (the “Lease Agreement”) that obligated Del-Tin Fiber to make lease payments in an amount necessary to fund the debt service on the Bonds. The Company utilized the letter of credit component under its revolving credit facility to support the respective Bonds under the Loan Agreement and the Lease Agreement with Union County, Arkansas. Fees associated with the letter of credit included $557,000 in 2016 and $488,000 in 2015 and are included in interest expense in the Consolidated Statements of Income. The Company has unconditionally guaranteed the payment of all amounts owing under the Bonds to the bondholders. The Company’s indebtedness has been presented in these financial statements as though the Company was directly liable for the Bonds. If the Bonds are not remarketed as allowed under the agreement, the letter of credit and the commitment of the lenders are available to support repayment. These Bonds bear interest at a variable rate determined weekly by the remarketing agent of the Bonds. Interest is due on the first business day of the month, and all unpaid interest and all principal is due on October 1, 2027. The average interest rate on the Bonds was .55 percent in 2016, .28 percent in 2015, and .29 percent in 2014.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 9 – Indebtedness (cont.)

As of December 31, 2016, there were no scheduled maturities of long-term debt in 2017, 2018 or 2019, $112,000,000 in 2020 and none in 2021. (For additional information regarding financial instruments, see Note 8 – Credit Facilities and Note 12 – Fair Value of Financial Instruments.)

The table below sets forth the ratio requirements of the covenants in the revolving credit facility, and the Term Loan Credit Agreement and the status with respect to these covenants as of December 31, 2016 and 2015.

	Covenants Requirements		Actual Ratios at Dec. 31, 2016	Actual Ratios at Dec. 31, 2015
Leverage ratio should be less than:[1]	.65 to 1		.490 to 1	.469 to 1

Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	—	[2]	79.59%	74.01%

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 10 – Income Taxes

The components of income tax expense/(benefit) related to pre-tax income for the years ended December 31, 2016, 2015, and 2014 are as follows:

(Thousands of dollars)	2016	2015	2014
Federal
Current	$2,789	1,508	9,959
Deferred	(380)	(590)	(961)

	2,409	918	8,998

State
Current	762	510	887
Deferred	104	(328)	(292)

	866	182	595

Total income tax expense	$3,275	1,100	9,593

The following table provides a reconciliation of the Company’s income tax expense at the statutory U.S. federal rate of 35 percent to the actual income tax expense for the years ended December 31, 2016, 2015, and 2014.

(Thousands of dollars)	2016	2015	2014
U.S. federal income tax using statutory tax rate	$4,382	1,260	10,239
State tax, net of federal tax benefit	564	121	1,130
Permanent differences	(363)	(89)	(1,000)
Tax effects resulting from:
Rate difference on timber gains	(1,308)	(192)	—
Reversal of uncertain state income tax position	—	—	(776)

Income tax provision as reported	$3,275	1,100	9,593

The effective income tax rate in 2016 and 2015 benefitted from the passage in December 2015 of federal legislation which reduced the maximum income tax rate to 23.8 percent for the tax year 2016 on capital gains for timber held by the Company for longer than 15 years and harvested within the year. Income tax benefits of $192,000 were recognized in 2015 due to the change in income tax rate applied to the amount of temporary differences expected to be realized in timber gains during 2016.

The Company’s deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 consisted of the following:

(Thousands of dollars)	2016	2015
Deferred tax assets
Investment in real estate held for development and sale	$17,627	17,564
Postretirement and other employee benefits	20,047	21,725
Other deferred tax assets	1,630	1,861

Total deferred tax assets	39,304	41,150

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 10 – Income Taxes (cont.)

(Thousands of dollars)	2016	2015
Deferred tax liabilities
Timber and timberlands	(29,645)	(27,950)
Property, plant, and equipment	(9,289)	(11,370)
Other deferred tax liabilities	(219)	(224)

Total deferred tax liabilities	(39,153)	(39,544)

Net deferred tax assets	$151	1,606

The deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets as follows:

(Thousands of dollars)	2016	2015
Current tax assets	$1,895	2,131
Long-term tax liabilities	(1,744)	(525)

Net deferred tax assets	$151	1,606

In assessing the realizability of deferred tax assets, Deltic’s management considers whether it is more-likely-than-not that some portion or all of the Company’s total deferred tax assets will not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, management believes it is more-likely-than-not that the Company will realize the benefits of its deferred tax assets at December 31, 2016, as reductions of future taxable income or by utilizing available tax planning strategies. However, the amount of the net deferred tax assets considered realizable could be adjusted in the future if estimates of taxable income are revised. Any liabilities established for unrecognized tax benefits may not be combined with deferred tax assets or liabilities, except when offset by net operating losses. There were no unrecognized tax benefits at December 31, 2016 or 2015.

The Company is no longer subject to federal and state income tax examination by tax authorities for years before 2013.

Note 11 – Stockholders Rights Plan

The Company Stockholders Rights Plan which was in effect as amended on October 19, 2006, expired as of December 31, 2016.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 12 – Fair Value of Financial Instruments

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at December 31, 2016 are presented in the following table:

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2016	Level 1	Level 2	Level 3
Liabilities
Nonqualified employee savings plan	$1,626	1,626	—	—

Long-term Debt, Including Current Maturities — The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be refinanced.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2016 and 2015. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values.

	2016		2015
(Thousands of dollars)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities
Long-term debt, including current maturities	$240,839	241,213	223,753	225,123

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 13 – Concentration of Credit Risks

Financial instruments, which potentially subject the Company to credit risk, are trade accounts receivable. These receivables normally arise from the sale of wood products, MDF, and real estate. Concentration of credit with respect to these trade accounts receivable is limited due to the large number of customers comprising the Company’s customer base. No single recurring customer accounted for a significant amount of the Company’s sales of wood products, MDF, or real estate in 2016, 2015, or 2014. At December 31, 2016 and 2015, there was one significant accounts receivable of $879,000 and $844,000, respectively from a single customer. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to support accounts receivable.

Note 14 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component for the twelve months ended December 31, 2016, 2015, and 2014:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post- Retirement Benefit Plan	Total
AOCL at January 1, 2016	$(7,071)	(4,309)	(214)	(11,594)
Amounts reclassified from AOCL -	516	46	—	562
Net gain/(loss) arising during period	(1,086)	3,134	(569)	1,479

Net current period other comprehensive income/(loss)	(570)	3,180	(569)	2,041

AOCL at December 31, 2016	$(7,641)	(1,129)	(783)	(9,553)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post- Retirement Benefit Plan	Total
AOCL at January 1, 2015	$(7,615)	(3,064)	(732)	(11,411)
Amounts reclassified from AOCL	512	369	20	901
Net gain/(loss) arising during period	32	(1,614)	498	(1,084)

Net current period other comprehensive income/(loss)	544	(1,245)	518	(183)

AOCL at December 31, 2015	$(7,071)	(4,309)	(214)	(11,594)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 14 – Other Comprehensive Income Disclosures (cont.)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post- Retirement Benefit Plan	Total
AOCL at January 1, 2014	$(2,410)	(482)	213	(2,679)
Amounts reclassified from AOCL	111	173	(121)	163
Net loss arising during period	(5,316)	(2,755)	(824)	(8,895)

Net current period other comprehensive loss	(5,205)	(2,582)	(945)	(8,732)

AOCL at December 31, 2014	$(7,615)	(3,064)	(732)	(11,411)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components

	For the Year Ended December 31, 2016
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post- Retirement Benefit Plan	Total
Amortization of actuarial losses	850	75	—	925
Income tax expense	(334)	(29)	—	(363)

Total reclassifications – net of tax	$516	46	—	562

	For the Year Ended December 31, 2015
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post- Retirement Benefit Plan	Total
Amortization of prior service costs	$4	—	—	4
Amortization of actuarial losses	839	607	79	1,525
Amortization of plan amendment	—	—	(46)	(46)

Total before tax	843	607	33	1,483
Income tax expense	(331)	(238)	(13)	(582)

Total reclassifications – net of tax	$512	369	20	901

Amounts in parentheses indicate expenses. These items are included in the computation of net periodic retirement and postretirement costs. See Note 15 – Employee and Retiree Benefit Plans.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 14 – Other Comprehensive Income Disclosures (cont.)

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

Amounts in parentheses indicate expenses. These items are included in the computation of net periodic retirement and postretirement costs. See Note 15 – Employee and Retiree Benefit Plans.

Tax Effects by Component

	For the Year Ended December 31, 2016
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Gains/(losses) arising during the period	$2,433	(954)	1,479
Amortization of actuarial losses/(gains)	925	(363)	562

	$3,358	(1,317)	2,041

	For the Year Ended December 31, 2015
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Gains/(losses) arising during the period	$(1,784)	700	(1,084)
Amortization of prior service costs	4	(2)	2
Amortization of actuarial losses/(gains)	1,525	(598)	927
Amortization of plan amendment	(46)	18	(28)

	$(301)	118	(183)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 14 – Other Comprehensive Income Disclosures (cont.)

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

Note 15 – Employee and Retiree Benefit Plans

The Company has a funded, qualified defined benefit retirement plan (“Retirement Plan”) that covers each employee of Deltic Timber Corporation, excluding employees of the subsidiaries, who were employed on December 31, 2014 and had completed 1,000 hours of service for a twelve-month period, once employment has commenced, and continues to meet both the 1,000 hours requirement and the employment requirement for each twelve-month period. The Retirement Plan was not open to new participants beginning January 1, 2016. An unfunded, nonqualified supplemental executive retirement plan is maintained for certain current and former employees. All contributions to both plans are made by the Company. The plans provide defined benefits based on years of benefit service and average monthly compensation as defined by the Company’s Retirement Plan. The Company determines the vested benefit obligation on the actuarial present value based on the employee’s expected date of retirement. For the December 31, 2016, measurement of Deltic’s defined benefit obligations, the Company selected the RP-2014 Mortality Tables using Projection Scale MP-2016 as issued by the Society of Actuaries, since it was determined that those rates represented the best estimate of mortality for the participants in the Company’s plans. The Company also sponsors a plan for retired employees, excluding employees of the subsidiaries, that provides comprehensive healthcare benefits (supplementing Medicare benefits, for those eligible) and life insurance benefits. Costs are accrued for this plan during the service lives of covered employees. Retirees contribute a portion of the self-funded cost of healthcare benefits and the Company contributes the remainder. The Company pays premiums for life insurance coverage arranged through an insurance company. The health care plan is funded on a pay-as-you-go basis. The Company retains the right to modify or terminate the benefits and/or cost-sharing provisions.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 15 – Employee and Retiree Benefit Plans (cont.)

The following table sets forth the plans’ benefit obligations, fair value of plan assets, and funded status at December 31, 2016 and 2015.

	Defined Benefit Funded Retirement Plan		Defined Benefit Unfunded Retirement Plan		Other Postretirement Benefit Plan
(Thousands of dollars)	2016	2015	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of period	$48,058	47,750	13,036	9,644	12,675	12,698
Service cost	1,642	1,959	212	518	379	527
Interest cost	2,097	2,021	322	494	576	559
Participant contributions	—	—	—	—	87	92
Actuarial (gain)/loss	1,180	(2,406)	(5,157)	2,655	937	(819)
Benefits paid	(1,340)	(1,266)	(276)	(275)	(456)	(382)

Benefit obligation at end of period	$51,637	48,058	8,137	13,036	14,198	12,675

Change in plan assets
Fair value of plan assets at beginning of period	$32,360	32,795	—	—	—	—
Actual return on plan assets	2,104	240	—	—	—	—
Employer contributions	1,050	775	276	275	369	290
Participant contributions	—	—	—	—	87	92
Benefits paid	(1,340)	(1,266)	(276)	(275)	(456)	(382)
Expenses	(335)	(184)	—	—	—	—

Fair value of plan assets at end of period	$33,839	32,360	—	—	—	—

Funded status of plans	$(17,798)	(15,698)	(8,137)	(13,036)	(14,198)	(12,675)

Amounts recognized in the balance sheet
Current liability	$—	—	(271)	(272)	(428)	(380)
Noncurrent liability	$(17,798)	(15,698)	(7,866)	(12,764)	(13,770)	(12,295)
Deferred income taxes—net	$6,981	6,157	3,192	5,113	5,568	4,647
Accumulated other comprehensive (income)/loss	$7,641	7,071	1,128	4,308	784	215

Amounts recognized in accumulated other comprehensive loss
Net unrecognized (gain)/loss	$12,570	11,633	1,856	7,088	1,271	334
Unrecognized prior service cost/(credit)	—	—	—	—	—	—
Tax effects	(4,929)	(4,562)	(728)	(2,780)	(487)	(119)

	$7,641	7,071	1,128	4,308	784	215

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 15 – Employee and Retiree Benefit Plans (cont.)

	Defined Benefit Funded Retirement Plan		Defined Benefit Unfunded Retirement Plan		Other Postretirement Benefit Plan
(Thousands of dollars)	2016	2015	2016	2015	2016	2015
Assumptions used in measurement of benefit obligations
Weighted average discount rate	4.16%	4.47%	4.16%	4.47%	4.19%	4.50%
Rate of compensation increase	4.00%	4.00%	5.00%	5.00%	N/A	N/A
Accumulated benefit obligations at year end	$46,867	42,829	7,906	8,813	N/A	N/A

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

(Thousands of dollars)	2016	2015	2014
Defined benefit funded retirement plan
Service cost	$1,642	1,959	1,476
Interest cost	2,097	2,021	1,839
Expected return on plan assets	(2,375)	(2,410)	(2,290)
Amortization of prior service cost	—	4	17
Amortization of actuarial loss	850	839	165

Net periodic benefit cost	$2,214	2,413	1,207

Defined benefit unfunded retirement plan
Service cost	$212	518	302
Interest cost	322	494	373
Amortization of prior service credit	—	—	(7)
Amortization of actuarial loss	75	607	292

Net periodic benefit cost	$609	1,619	960

Other postretirement benefit plan
Service cost	$379	527	418
Interest cost	576	559	497
Amortization of prior service credit	—	(46)	(199)
Amortization of actuarial loss	—	79	—

Net periodic benefit cost	$955	1,119	716

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 15 – Employee and Retiree Benefit Plans (cont.)

(Thousands of dollars)	2016	2015	2014
Assumptions used to determine net periodic benefit cost – defined benefit pension plans
Weighted average discount rate	4.47%	4.21%	4.84%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit cost – other postretirement plan
Weighted average discount rate	4.50%	4.25%	4.85%
Other changes in plan assets and benefit obligations recognized in other comprehensive (income)/loss
Net unrecognized loss/(gain)	$(2,433)	1,784	14,636
Amortization of prior service credit	—	(4)	(10)
Amortization of actuarial losses	(925)	(1,525)	(457)
Amortization of plan amendment	—	46	199
Tax effect of changes	1,317	(118)	(5,636)

Total recognized in other comprehensive income	$(2,041)	183	8,732

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Other Post- Retirement Benefit Plan
Estimated benefit payments by year
2017	$1,589	272	428
2018	1,729	417	478
2019	1,889	413	533
2020	2,103	408	574
2021	2,325	405	614
2022 – 2026	14,128	2,532	3,517

The estimated net loss for the defined benefit funded and unfunded retirement pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1,093,000.

The amount of projected expense in 2017 for the defined benefit funded and unfunded retirement plans are expected to be $2,375,000 and $528,000, respectively. The Company expects to make contributions during 2017 of approximately $1,200,000 to the defined benefit funded retirement plan, $272,000 to fund benefits paid from its defined benefit unfunded retirement plan, and approximately $428,000 to fund the other postretirement benefit plan.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 15 – Employee and Retiree Benefit Plans (cont.)

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

In determining the benefit obligation for health care at December 31, 2016, health care inflation cost was assumed to increase at an annual rate of five percent in 2016. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point increase in the assumed health care cost trend rate would increase the aggregate service and interest cost components of periodic benefit cost for 2016 by $184,000 and the benefit obligation by $2,343,000, while a one percentage-point decrease in the assumed rate would decrease the 2016 cost components by $143,000 and the benefit obligation by $1,851,000.

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

Not more than 2.5 percent of the market value of Plan assets may be held in the securities of any single issuer with the exception of the U.S. government or its agencies. As of December 31, 2016, less than 3 percent of the total market value of the Plan assets was invested in collateralized mortgage obligations and asset-backed security issues.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 15 – Employee and Retiree Benefit Plans (cont.)

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 15 – Employee and Retiree Benefit Plans (cont.)

The following table sets forth by level within the fair value hierarchy the Plan’s investments at fair value as of December 31, 2016.

	Fair Value Measurements at Reporting Date Using
(Thousands of dollars)	Percent of Total	Total Carrying Value at Dec. 31, 2016	Level 1	Level 2	Level 3
Plan Investments
Cash and cash equivalents	2.6	$871	871	—	—
Other	.1	47	47	—	—
U.S. Govt. and agency securities	13.6	4,608	2,694	1,914	—
Corporate debt obligations	10.0	3,385	—	3,385	—
Municipal debt obligations	1.2	401	—	401	—
Mutual funds:
Dividends and growth	18.0	6,085	6,085	—	—
International and emerging markets	5.2	1,767	1,767	—	—
Fixed income	2.2	733	733	—	—
Exchange-traded funds	39.6	13,411	13,411	—	—
Alternative investment funds	7.5	2,531	—	—	2,531

Total plan investments at fair value	100.0	$33,839	25,608	5,700	2,531

Percent of fair value hierarchy		100	75.7	16.8	7.5

The following table sets forth the activity in the Level 3 investments for the year ended December 31, 2016.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Thousands of dollars)	Alternative Investment Funds
Beginning balance at December 31, 2015	$2,567
Actual return on plan assets:
Relating to assets still held at the reporting date	(36)
Purchases, sales, and settlements	—

Ending balance at December 31, 2016	$2,531

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 15 – Employee and Retiree Benefit Plans (cont.)

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 15 – Employee and Retiree Benefit Plans (cont.)

Thrift Plan — Employees of the Company and subsidiaries may participate in its thrift plan by allotting up to a specific percentage of their base pay. The Company matches contributions at a stated percentage of each employee’s allotment and also provides non-elective contributions. Company contributions to this plan were $1,079,000 in 2016, $935,000 in 2015, and $829,000 in 2014.

Note 16 – Incentive Plans

Stock Incentive Plan

On April 26, 2012, the Company’s shareholders approved an amendment to extend the Deltic Timber Corporation 2002 Stock Incentive Plan (“the 2002 Plan”) for ten years, giving the plan an expiration date of April 26, 2022. The 2002 Plan replaced the 1996 Stock Incentive Plan, which was terminated. The 2002 Plan permits annual awards of shares of the Company’s common stock to executives, other key employees, and nonemployee directors. Under the plan, the Executive Compensation Committee (“the Committee”) is authorized to grant: (1) stock options; (2) restricted stock and restricted stock units; (3) performance units; and (4) other stock-based awards, including stock appreciation rights and rights to dividends and dividend equivalents. The number of shares originally registered for issuance under the 2002 Plan was 1,800,000 shares. Additional shares may be issued if an adjustment is determined necessary by the Committee as the result of dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of common stock, or other corporate transaction in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available. At December 31, 2016, 731,102 of these 1,800,000 shares were available for award under the 2002 Plan. No participant in the 2002 Plan may receive options and stock appreciation rights in any calendar year that relates to more than 50,000 shares, and the maximum number of shares, which may be awarded as restricted stock and restricted stock units or other stock-based awards, is 75,000 shares. The Company has a policy of issuing treasury stock to satisfy all share-based incentive plans.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 16 – Incentive Plans (cont.)

The expected option term is based on the term of the option and historical exercise and expiration experience. The Company uses historical volatility over a ten-year trading life to determine weighted expected volatility assumptions. The expected dividend yield is based on the Company’s average dividend yield from 2012 to 2015. Risk-free interest rates are based on historical rates and forward-looking factors. The pre-vesting forfeiture rate is based on past forfeiture rates and expected trends.

Assumptions for the 2016, 2015, and 2014 valuation of stock options and restricted stock performance units consisted of the following:

	2016	2015	2014
Expected term of options (in years)	6.27	6.27	6.27
Weighted expected volatility	38.16%	38.64%	37.38%
Dividend yield	.59%	.56%	.55%
Risk-free interest rate - performance restricted shares	1.34%	1.15%	1.23%
Risk-free interest rate - stock options	2.13%	1.92%	2.99%
Stock price as of valuation date	$55.94	65.89	63.21
Restricted performance share valuation	$68.88	77.52	80.56
Grant date fair value - stock options	$20.39	24.40	21.87

The consolidated statements of income for the years ended December 31, 2016, 2015, and 2014 included $4,221,000, $3,324,000, and $3,238,000, respectively, of stock-based compensation expense reflected in general and administrative expenses. The potential excess income tax benefit derived from all share-based payment arrangements with employees was $500,000, $36,000, and $160,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 16 – Incentive Plans (cont.)

A summary of stock options as of December 31, 2016, and changes during the year ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000)
Outstanding at January 1, 2016	147,870	$63.86
Granted	28,533	55.94
Exercised	(93,427)	61.84
Forfeited/expired	(2,941)	62.96

Outstanding at December 31, 2016	80,035	$63.24	6.8	$1,093

Exercisable at December 31, 2016	40,057	$65.13	5.4	$725

The intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $908,000, $430,000, and $124,000, respectively. At December 31, 2016, there was $583,000 of unrecognized compensation cost related to nonvested stock options. The weighted average period remaining to vest is 1.6 years.

Additional information about stock options outstanding at December 31, 2016, consisted of the following:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Average Life in Years	Average Exercise Price	Number of Options	Average Exercise Price
$31.00—$35.00	315	2.1	$34.41	315	$34.41
$41.00—$45.00	2,364	3.1	$44.84	2,364	$44.84
$51.00—$55.00	18,403	9.0	$55.89	220	$51.74
$56.00—$65.00	20,291	6.1	$63.32	12,363	$63.39
$66.00—$75.00	38,662	6.4	$68.05	24,795	$68.44

	80,035			40,057

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 16 – Incentive Plans (cont.)

A summary of nonvested restricted stock as of December 31, 2016, and changes during the year then-ended are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2016	87,105	$67.04

Granted	36,048	58.70
Vested	(35,125)	66.26
Forfeited	(858)	64.90

Nonvested at December 31, 2016	87,170	$66.54

As of December 31, 2016, there was $2,522,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Performance Units — Performance units granted under the 2002 Plan may be denominated in cash, common shares, other securities, other awards allowed under the 2002 Plan, or other property and shall confer on the holder thereof rights valued as determined by the Committee and payable to, or exercisable by, the holder, in whole or in part, upon achievement of such performance goals during such performance periods as the Committee shall establish. Subject to the terms of the 2002 Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance unit granted, and any payment or transfer to be made pursuant to any performance unit shall be determined by the Committee. During 2016, 2015, and 2014, the Company issued performance units in the form of restricted stock with specified performance requirements. During the vesting period, the grantee may vote and receive dividends on the shares, but shares are subject to transfer restrictions and are all, or partially, forfeited if a grantee terminates, depending on the reason. Performance units granted since 2003 have vested after four years, and the stock-based compensation is recognized on a straight-line basis over the requisite service period for the entire award. During 2016 and 2015, the performance shares granted in 2012 and 2011, respectively, did not meet vesting conditions and were returned to treasury stock.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 16 – Incentive Plans (cont.)

A summary of nonvested restricted stock performance units as of December 31, 2016, and changes during the year then-ended are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2016	63,900	$83.24

Granted	29,041	68.35
Units not meeting vesting conditions	(11,263)	90.61
Vested	(21,279)	73.83
Forfeited	(13,249)	80.56

Nonvested at December 31, 2016	47,150	$77.67

As of December 31, 2016, there was $1,708,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Cash Incentive Compensation Plan

The Company has an incentive compensation plan that provides for annual cash awards to officers and key employees based on actual results for a year compared to objectives established at the beginning of that year by the Executive Compensation Committee, which administers the Plan. The Company recorded expenses for cash incentive awards of $1,050,000, $16,000, and $586,000 in 2016, 2015, and 2014, respectively. The Company had accrued provisions for cash incentive awards totaling $816,000 and $50,000 at December 31, 2016 and 2015, respectively, reflected in the consolidated balance sheets in deferred revenues and other accrued liabilities.

Note 17 – Supplemental Cash Flows Disclosures

Additional information concerning cash flows at December 31 consisted of the following:

(Thousands of dollars)	2016	2015	2014
Income taxes paid in cash	$326	2,517	14,976
Interest paid	9,173	5,679	5,420
Interest capitalized	(810)	(103)	(70)

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 17 – Supplemental Cash Flows Disclosures (cont.)

Non-cash investing and financing activities excluded from the Consolidated Statement of Cash Flows include:

(Thousands of dollars)	2016	2015	2014
Issuance of restricted stock	$3,218	1,677	1,290
Capital expenditures, adjusted for non-cash accrued liabilities	(2,307)	1,603	738
Timberland exchanges	—	39	—

(Increases)/decreases in operating working capital, other than cash and cash equivalents, for each of the three years ended December 31 consisted of the following:

(Thousands of dollars)	2016	2015	2014
Trade accounts receivable	$(1,672)	2,091	(1,756)
Other receivables	59	(11)	8
Inventories	(311)	(423)	945
Prepaid expenses and other current assets	2,749	(441)	(2,543)
Trade accounts payable	2,054	420	(2,123)
Accrued taxes other than income taxes	(67)	(31)	(61)
Deferred revenues and other accrued liabilities	2,815	1,302	(3,644)

	$5,627	2,907	(9,174)

Cash flows provided by other operating activities included a decrease in deferred long-term mineral lease rental revenue of $80,000 in 2016, $267,000 in 2015, and $266,000 in 2014. Total cash payments received were $80,000 in 2016, $81,000 in 2015, and $711,000 in 2014. These payments will be recognized over the term of the lease.

Note 18 – Earnings per Share

The amounts used in computing earnings per share and the effect on income and weighted-average number of shares outstanding of dilutive potential common stock consisted of the following at December 31:

(Thousands of dollars, except per share amounts)	2016	2015	2014
Net earnings allocated to common stock	$9,128	2,623	19,445
Net earnings allocated to participating securities	117	31	217

Net income allocated to common stock and participating securities	$9,245	2,654	19,662

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 18 – Earnings per Share (cont.)

(Thousands of dollars, except per share amounts)	2016	2015	2014
Weighted average number of common shares used in basic EPS	12,010	12,407	12,497
Effect of dilutive stock awards	64	60	56

Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,074	12,467	12,553

Earnings per common share
Basic	$.76	.21	1.56
Assuming dilution	$.76	.21	1.55

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

The following table provides information about potentially dilutive securities that were outstanding but were not included in the computation of diluted earnings per share, because they were anti-dilutive or, in the case of the restricted performance shares, did not meet the metrics established for awarding:

	2016	2015	2014
Options	38,662	72,213	76,968
Restricted performance shares	10,162	63,900	56,586

Note 19 – Commitments and Contingencies

Commitments — Commitments for capital expenditures at December 31, 2016 were approximately $353,000 for timberland acquisitions, $6,626,000 for property, plant, and equipment; and $3,059,000 for investment in real estate held for development and sale.

The Company is also involved in litigation incidental to its business from time to time. Currently, there are no material legal proceedings outstanding.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 20 – Business Interruption Claim and Gain on Involuntary Conversion of Assets

On March 10, 2015, the Company experienced a fire at its MDF plant located in El Dorado, Arkansas. Damage was limited to the press portion of the facility and operations at the facility were temporarily suspended while repairs were made to the damaged area. Most of the repairs were completed in April 2015 and the plant became fully operational in that month. The Company maintains insurance coverage for both business interruption and property damage. Deltic settled the insurance claims during the second quarter of 2015 and recorded the applicable income from the business interruption claim and gains on involuntary conversion of assets in the operating income section of the consolidated income statement. The claim for business interruption insurance was settled for a total of $2,452,000, of which $516,000 was reported in Other Operating Income in the Company’s Consolidated Statements of Income for the quarter ending June 30, 2015 and $1,936,000 was a reimbursement of business operating expenses. The total deductible for the business interruption policy was approximately $948,000, which was recognized as expense in the first half of 2015. The Company had adequate property damage insurance coverage to enable it to recover the replacement cost of its property and equipment that was destroyed by the fire. During the second quarter of 2015, the Company settled property claims of $5,969,000 for property damage. The claims for property damage included $4,379,000 for inventory, contents, and repair costs, and $1,590,000 for replacement cost of a new press belt and DPA duct. The total deductible for the property policy was $1,000,000, which was recognized as expense in the first quarter of 2015. After a write-off of basis in the amount of $886,000 for the old press belt and DPA duct in the first quarter of 2015, the Company recognized a gain from involuntary conversion of assets in the amount of $704,000 which was reported in Other Operating Income in the Company’s Consolidated Statement of Income for the quarter ending June 30, 2015.

Note 21—Subsequent Events

On February 27, 2017, the Company announced the appointment of John D. Enlow as its new President and Chief Executive Officer, effective March 8, 2017. Separately, on February 21, 2017, Kenneth D. Mann, Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company, was placed on administrative leave and his responsibilities, including those as principal financial officer, were assigned on an interim basis to Byrom L. Walker, the Company’s Controller and principal accounting officer. Mr. Mann’s employment was terminated for cause by the Board of Directors on February 24, 2017 for misappropriating certain company assets for personal use, at which time the Board formally appointed Mr. Walker as interim Vice President, Finance and Administration, Treasurer and Chief Financial Officer.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

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

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 22 – Business Segments (cont.)

Information about the Company’s business segments consisted of the following:

(Thousands of dollars)	2016	2015	2014
Net sales
Woodlands	$38,260	38,770	37,008
Manufacturing[2]	178,307	160,688	189,561
Real Estate	24,796	15,276	16,283
Eliminations[1]	(22,000)	(20,883)	(15,497)

	$219,363	193,851	227,355

Income before income taxes
Operating income/(loss)
Woodlands	$18,016	20,141	19,113
Manufacturing[2]	19,213	8,381	31,440
Real Estate	7,428	453	1,115
Corporate	(22,941)	(17,325)	(17,405)
Eliminations	(76)	(632)	133

Operating income	21,640	11,018	34,396
Interest income	14	4	5
Interest and other debt expense, net of capitalized interest	(9,392)	(7,526)	(5,430)
Other income	258	258	284

	$12,520	3,754	29,255

Total assets at year-end
Woodlands	$357,279	360,124	363,436
Manufacturing[2]	111,300	92,077	80,023
Real Estate	60,188	59,744	57,646
Corporate[3]	25,926	27,222	26,027

	$554,693	539,167	527,132

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$8,448	7,351	5,765
Manufacturing[2]	14,470	13,315	12,147
Real Estate	347	367	355
Corporate	141	63	75

	$23,406	21,096	18,342

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 22 – Business Segments (cont.)

(Thousands of dollars)	2016	2015	2014
Capital expenditures
Woodlands	$3,828	3,667	4,038
Manufacturing[2]	32,340	24,363	12,311
Real Estate	8,479	8,071	3,934
Corporate	148	1,704	49

	$44,795	37,805	20,332

Timberland acquisition expenditures	$1,757	863	118,203

[1]	Primarily intersegment sales of timber from Woodlands to Manufacturing.

[2]	During March 2015, the Company experienced a fire in the press area at its MDF plant in El Dorado that affected the operating results.

[3]	Includes balance of timberland sale proceeds held by trustee of $1,000 as of December 31, 2015, and there were none as of December 31, 2016 and 2014.

Note 23 – Financial Results by Quarter (Unaudited)

(Thousands of dollars, except per share amounts)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$50,624	56,705	53,541	58,493	219,363
Gross profit	8,239	13,210	10,124	14,058	45,631
Operating income	3,217	8,228	4,562	5,633	21,640
Net income[1]	395	4,220	1,487	3,143	9,245
Earnings per common share
Basic	$.03	.35	.12	.26	.76
Assuming dilution	.03	.35	.12	.26	.76
Dividends paid per common share[2]	$.10	.10	.10	.10	.40

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$48,379	45,681	50,150	49,641	193,851
Gross profit	9,378	7,150	5,989	5,749	28,266
Operating income	4,516	2,933	2,034	1,535	11,018
Net income[1]	1,913	831	38	(128)	2,654
Earnings per common share
Basic	$.15	.07	.00	(.01)	.21
Assuming dilution	.15	.07	.00	(.01)	.21
Dividends paid per common share[2]	$.10	.10	.10	.10	.40

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

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

[1]

During March 2015, the Company experienced a fire in the press area at its MDF plant in El Dorado that affected the operating results for the second and third quarters of the year. (For additional information, see Note 20 – Business Interruption Claim and Gain of Involuntary Conversion of Assets.)

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

/s/D. Mark Leland	/s/Byrom L Walker
D. Mark Leland	Byrom L. Walker
Interim President and Chief Executive Officer	Interim Vice President and Chief Financial Officer
March 7, 2017	March 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited the accompanying consolidated balance sheets of Deltic Timber Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2017 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP

Shreveport, Louisiana

March 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Deltic Timber Corporation:

We have audited Deltic Timber Corporation’s (the Company) internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the cash disbursement process for certain expenditures, including ineffective segregation of duties between the initiation and authorization of cash disbursements has been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deltic Timber Corporation and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of those consolidated financial statements, and this report does not affect our report dated March 7, 2017, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/KPMG LLP

Shreveport, Louisiana

March 7, 2017

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, with the participation of its management, including its interim Chief Executive Officer and interim Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of December 31, 2016. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the interim Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on and as of the date of this evaluation, the interim Chief Executive Officer and the interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date, due to the material weakness in the Company’s internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s interim Chief Executive Officer and interim Chief Financial Officer, and oversight of the Board of Directors, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness existed at December 31, 2016, and that as a result, our internal control over financial reporting was not effective as of such date.

The Company had ineffective controls over the cash disbursements process for certain expenditures that require payment on an expedited basis, including ineffective segregation of duties between the initiation and authorization of cash disbursements. As a result, the Company’s former Chief Financial Officer was able to misappropriate an immaterial amount of the Company’s cash over a two year period for personal use while misrepresenting the nature of such disbursements in the Company’s books and records. The misappropriation did not have a material impact on the amounts reported in previously issued financial statements.

Although no material misstatements were identified in our consolidated financial statements, this control deficiency created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. We have concluded that our internal control over financial reporting was not effective as of December 31, 2016.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, has expressed an adverse report on the operating effectiveness of the Company’s internal control over financial reporting which appears on page 90 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, no change in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

During the first quarter of 2017, as the result of the misappropriation of assets and related control deficiencies described above, the Company initiated comprehensive remediation efforts to ensure that the deficiencies that contributed to the material weakness are remediated. We have reviewed the design, implementation and operation of the controls and have made enhancements and identified new controls that are currently being considered for implementation as part of the remediation efforts. These efforts include establishing a segregation of duties between the initiation and authorization of cash disbursements for expenditures and enhancing documentation requirements around check authorizations. The executive involved in the misappropriation of assets has been terminated.

We believe that such efforts, once implemented and operating for a sufficient period of time, will effectively remediate the reported material weakness. However, the material weakness will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The sections entitled “Nominees For Election as Directors,” “Directors Whose Term of Office Continue,” and “Committees of the Board of Directors” appearing in the Registrant’s proxy statement for the annual meeting of shareholders to be held on April 27, 2017, will set forth certain information with respect to the directors of the registrant, including directors who serve on the Company’s Audit Committee and who have been designated an Audit Committee financial expert, and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

The sections entitled “Procedures for Stockholder Nominations and Proposals” and “Corporate Governance” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held April 27, 2017, will set forth certain information respectively in regards to applicable procedures for stockholders to submit director nominations and proposals and the Company’s Code of Business Conduct and Ethics and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 27, 2017, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2016, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 27, 2017, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2016, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

The following table sets forth information as of December 31, 2016, with respect to Deltic common stock issuable under the Company’s compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensationplans approved bysecurity holders	80,035	$63.24	731,102
Equity compensationplans not approvedby security holders	—	—	—

	80,035	$63.24	731,102

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 27, 2017, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2016, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 27, 2017, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2016, which will set forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	Financial Statements, Schedules, and Exhibits.

1.	Consolidated Financial Statements.

Consolidated Balance Sheets—December 31, 2016 and 2015.

Consolidated Statements of Income for the Years Ended December 31, 2016, 2015, and 2014.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015, and 2014.

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

3.	Exhibits.

Index to Exhibits

Exhibit Designation	Nature of Exhibit

3	Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Deltic Timber Corporation as of December 17, 1996 (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

3.2	Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

3.3	Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

4	Instruments Defining the Rights of Security Holders.

4.1	Rights Agreement dated as of December 11, 1996, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

4.2	Amendment No. 1 to Rights Agreement dated as of October 15, 1998, between Deltic Timber Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.2 to Registrant’s Registration of Securities Report on Form 10/A dated November 11, 1998).

4.3	Amendment No. 2 to Rights Agreement dated as of October 19, 2006, between Deltic Timber Corporation and Harris N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Registration of Securities Report on Form 10/A dated October 19, 2006).

10	Material Contracts.

10.1	Deltic Timber Corporation 2002 Stock Incentive Plan (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.2	Distribution Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.3	Tax Sharing Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.4	Credit Facility dated December 19, 1996 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.5	Certificate of Designation of the Cumulative Redeemable Preferred Stock, 7.54% Series ($.01 Par Value), of Deltic Timber Corporation (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.7	Note Purchase Agreement dated December 18, 1998 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Selective Sections of Del-Tin Fiber L.L.C.’s Project Credit Agreement dated November 23, 1998 (incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Revolving Credit Agreement dated June 20, 2001 (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.11	First Amended and Restated Revolving Credit Agreement dated September 30, 2003 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.12	Guarantee Agreement between Deltic Timber Corporation and SunTrust Bank related to the Del-Tin Fiber Credit Agreement dated August 26, 2004 (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13	Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.14	Non-Qualified Stock Option Form (incorporated by reference to Exhibit 10.14 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.15	Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.16	Performance-Based Restricted Stock Award Agreement and Stock Power (incorporated by reference to Exhibit 10.16 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.17	Change-in-Control and Involuntary Severance Agreement with CEO (incorporated by reference to Exhibit 10.17 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.18	Change-in-Control Agreement with CEO Direct Reports (incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.19	Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.20	Deltic Timber Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K dated October 18, 2006).

10.21	Amended and Restated Note Purchase Agreement dated March 30, 2007 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.22	First Amendment to the Revolving Credit Agreement dated August 7, 2007 (incorporated by reference to Exhibit 10.21 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.24	Second Amendment to the Revolving Credit Agreement dated September 9, 2005 (incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K dated February 4, 2011).

10.25	Membership Interest Purchase Agreement dated February 13, 2013 between Deltic Timber Corporation and TIN, Inc., (incorporated by reference to Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.26	Amended and Restated Revolving Credit Agreement dated May 2, 2013 (incorporated by reference to Exhibit 10.26 to Registrant’s Current Report on Form 8-K dated May 2, 2013).

10.27	Asset Purchase and Sale Agreement By and Among Hawthorn Timberlands, LLC, Deltic Timber Corporation, and First American Title Insurance Company dated March 6, 2014 (incorporated by reference to Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.28	Asset Purchase and Sale Agreement By and Among Keystone Forest Investments, LLC, Deltic Timber Corporation, and First American Title Insurance Company dated March 6, 2014 (incorporated by reference to Exhibit 10.28 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.29	Asset Purchase and Sale Agreement By and Among Sustainable Growth, LLC, Deltic Timber Corporation, and First American Title Insurance Company dated March 6, 2014 (incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.30	Second Amended and Restated Revolving Credit Agreement dated November 18, 2014 (incorporated by reference to Exhibit 10.30 to Registrant’s Current Report on Form 8-K dated November 19, 2014).

10.31	First Amendment of Amended and Restated Note Purchase Agreement dated December 1, 2014 (incorporated by reference to Exhibit 10.31 to Registrant’s Current Report on Form 8-K dated December 4, 2014).

10.32	First Amendment to Second Amended and Restated Revolving Credit Agreement dated August 25, 2015 (incorporated by reference to Exhibit 10.32 to Registrant’s Current Report on Form 8-K dated August 28, 2015).

10.33	Term Loan Credit Agreement dated August 27, 2015 (incorporated by reference to Exhibit 10.33 to Registrant’s Current Report on Form 8-K dated August 28, 2015).

10.34	Second Amendment to Second Amended and Restated Revolving Credit Agreement as of December 30, 2015 and effective January 6, 2016 (incorporated by reference to Exhibit 10.34 to Registrant’s Current Report on Form 8-K dated January 6, 2016).

10.35	Revolving Credit Notes dated February 2, 2016 executed by Deltic Timber Corporation with Greenstone Farm Credit Services, ACA, and with American AgCredit, PCA (incorporated by reference to Exhibit 10.35 to Registrant’s Current Report on Form 8-K dated February 6, 2016).

10.36	Deltic Timber Corporation Retirement Agreement and General Release (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 10, 2016).

21	Subsidiaries of the Registrant, included elsewhere herein.

23	Consent of Independent Registered Public Accounting Firm.

23.1	Consent of Independent Registered Public Accounting Firm related to reports on consolidated financial statements and internal control over financial reporting of Deltic Timber Corporation, included elsewhere herein.

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data: The following financial information from Deltic Timber Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in Extensible Business Reporting Language: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

Exhibits other than those listed above have been omitted, since they either are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTIC TIMBER CORPORATION

By:	/s/ D. Mark Leland	Date:	March 7, 2017
D. Mark Leland, Interim President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 7, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Robert C. Nolan	/s/ D. Mark Leland
Robert C. Nolan, Chairman and Director	D. Mark Leland, Interim President and Chief
Executive Officer and Director
(Principal Executive Officer)

/s/ Randolph C. Coley	/s/ David L. Lemmon
Randolph C. Coley, Director	David L. Lemmon, Director

/s/ Christoph Keller, III	/s/ R. Hunter Pierson, Jr.
Christoph Keller, III, Director	R. Hunter Pierson, Jr., Director

/s/ R. Madison Murphy	/s/ Robert B. Tudor
R. Madison Murphy, Director	Robert B. Tudor, Director

/s/ J. Thurston Roach	/s/ Lenore M. Sullivan
J. Thurston Roach, Director	Lenore M. Sullivan, Director

/s/ Bert H. Jones	/s/ Byrom L. Walker
Bert H. Jones, Director	Byrom L. Walker, Interim Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)
Controller
(Principal Accounting Officer)