Form 10-Q
period 2017-03-31
DELTIC TIMBER CORP
filed 2017-05-04
CIK 1022469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Number of shares of Common Stock, $.01 Par Value, outstanding at April  20, 2017, was 12,184,490.

TABLE OF CONTENTS – FIRST QUARTER 2017 FORM 10-Q REPORT

			Page Number
		PART I – Financial Information
Item	1	Financial Statements	1
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item	3	Quantitative and Qualitative Disclosures About Market Risk	30
Item	4	Controls and Procedures	30
		PART II – Other Information
Item	1	Legal Proceedings	31
Item	1A.	Risk Factors	31
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item	3	Defaults Upon Senior Securities	31
Item	4	Mine Safety Disclosures	31
Item	5	Other Information	31
Item	6	Exhibits	32
Signatures			33

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Thousands of dollars)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$3,740	5,773
Trade accounts receivable, net of allowance for doubtful accounts of $98 and $130, respectively	12,837	8,667
Inventories	12,126	12,228
Prepaid expenses and other current assets	1,508	3,334
Total current assets	30,211	30,002

Investment in real estate held for development and sale	59,977	59,111
Timber and timberlands – net	360,457	360,183
Property, plant, and equipment – net	103,725	102,890
Deferred charges and other assets	2,518	2,507

Total assets	$556,888	554,693

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$8,411	8,583
Accrued taxes other than income taxes	2,519	2,052
Income taxes payable	867	679
Deferred revenues and other accrued liabilities	5,512	8,508
Total current liabilities	17,309	19,822

Long-term debt	246,842	240,839
Deferred tax liabilities – net	621	1,744
Other noncurrent liabilities	41,365	41,095
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	89,324	89,090
Retained earnings	206,207	206,344
Treasury stock	(35,519)	(34,816)
Accumulated other comprehensive loss	(9,389)	(9,553)
Total stockholders’ equity	250,751	251,193

Total liabilities and stockholders’ equity	$556,888	554,693

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(Thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net sales	$53,215	50,624

Costs and expenses
Cost of sales	37,198	36,512
Depreciation, amortization, and cost of fee timber harvested	6,756	5,873
General and administrative expenses	5,264	5,022

Total costs and expenses	49,218	47,407

Operating income	3,997	3,217

Interest income	5	2
Interest and other debt expense, net of capitalized interest	(1,607)	(2,696)
Other income	146	51

Income before income taxes	2,541	574

Income tax expense	(1,460)	(179)

Net income	$1,081	395

Earnings per common share
Basic	$0.09	0.03
Assuming dilution	$0.09	0.03

Dividends per common share
Paid	$0.10	0.10
Declared	$0.10	0.10

Weighted average common shares outstanding (thousands)
Basic	12,062	12,051
Assuming dilution	12,139	12,097

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(Thousands of dollars)

	Three Months Ended March 31,
	2017	2016
Net income	$1,081	395

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income (net of tax):
Amortization of actuarial loss	164	140
Other comprehensive income	164	140

Comprehensive income	$1,245	535

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of dollars)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$1,081	395
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	6,756	5,873
Deferred income taxes	666	(55)
Real estate development expenditures	(966)	(729)
Real estate costs recovered upon sale	41	588
Timberland costs recovered upon sale	5	—
Stock-based compensation expense/(benefit)	(272)	877
Net increase in liabilities for pension and other postretirement benefits	551	631
Net decrease in deferred compensation for stock-based liabilities	—	(551)
Increase in operating working capital other than cash and cash equivalents	(6,461)	(4,633)
Other changes in assets and liabilities	(67)	384
Net cash provided by operating activities	1,334	2,780

Investing activities
Capital expenditures requiring cash, excluding real estate development	(6,592)	(9,298)
Timberland acquisition expenditures requiring cash	—	(121)
Net change in purchased stumpage inventory	(1,087)	(1,374)
Net change in funds held by trustee	—	1
Other – net	130	87
Net cash required by investing activities	(7,549)	(10,705)

Financing activities
Proceeds from borrowings	6,000	24,000
Treasury stock purchases	(262)	(15,174)
Common stock dividends paid	(1,218)	(1,215)
Proceeds from stock option exercises	66	—
Excess tax benefits/(provisions) from stock-based compensation expense	—	(88)
Other – net	(404)	(520)
Net cash provided by financing activities	4,182	7,003

Net decrease in cash and cash equivalents	(2,033)	(922)
Cash and cash equivalents at January 1	5,773	5,429

Cash and cash equivalents at March 31	$3,740	4,507

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Thousands of dollars)

	Three Months Ended March 31,
	2017	2016
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2017 and 2016	128	128

Capital in excess of par value
Balance at beginning of period	89,090	87,822
Exercise of stock options	11	—
Stock-based compensation expense/(benefit)	(272)	877
Restricted stock awards	(1,659)	(2,349)
Tax effect of stock awards	—	(490)
Restricted stock forfeitures	2,154	—
Balance at end of period	89,324	85,860

Retained earnings
Balance at beginning of period	206,344	201,959
Net income	1,081	395
Common stock dividends declared	(1,218)	(1,215)
Balance at end of period	206,207	201,139

Treasury stock
Balance at beginning of period – 625,877 and 430,240 shares, respectively	(34,816)	(24,347)
Shares purchased – 3,436 and 277,670 shares, respectively	(263)	(15,174)
Shares issued for incentive plans – 27,972 and 38,170 shares, respectively	1,714	2,349
Forfeited restricted stock – 28,048 shares and none, respectfully	(2,154)	—
Balance at end of period – 629,389 and 669,740 shares, respectively	(35,519)	(37,172)

Accumulated other comprehensive loss
Balance at beginning of period	(9,553)	(11,594)
Change in other comprehensive income, net of tax	164	140
Balance at end of period	(9,389)	(11,454)

Total stockholders’ equity	$250,751	238,501

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by Deltic Timber Corporation (the “Company” or “Deltic”). Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations of the Securities and Exchange Commission. Although management of the Company believes the disclosures contained herein are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016. Preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets, and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the accompanying consolidated financial statements contain all adjustments, including normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of March 31, 2017, and the results of its operations and cash flows for the three months ended March 31, 2017 and 2016. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Recently Issued Authoritative Accounting Pronouncements and Guidance

Effective January 1, 2017, the Company adopted Accounting Standard's Update ("ASU") 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This standards update simplified several aspects of the accounting for share-based payments award transactions, including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and the classification on the statement of cash flows of employee taxes paid when an employer withholds shares for tax-withholding purposes. As a result of the adoption, Deltic recognized approximately $500,000 of tax shortfalls from share-based compensation as a discrete item of income tax expense for the three months ended March 31, 2017. Historically, these amounts were recorded as activity in additional paid-in capital. Deltic elected to apply the standards update pertaining to cash flows prospectively, therefore prior-year statements have not been adjusted. Deltic elected to account for forfeitures as they occur rather than using a requisite estimated forfeiture rate for future forfeitures. The additional changes related to the standard's update and the election to change accounting methods for forfeitures did not have a material impact on the Company's financial statements.

Effective January 1, 2017, the Company adopted ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". This standards update requires that all deferred tax assets and liabilities be offset and presented as a single, non-current, amount. Historically, deferred tax items were presented on the Balance Sheet as current and non-current. The Company applied this standard's update prospectively, combining current deferred tax assets of $1,895,000 with non-current deferred tax liabilities, for a net long-term tax asset balance of $151,000 at January 1, 2017.

In March of 2017, the Financial Accounting Standards Board issued ASU 2017-07, "Improvements to the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires the service cost components be reported separately from other components of net periodic pension costs and be reported on the same line item as other compensation costs. This update is effective for the Company on January 1, 2018 and is not expected to have a material impact on its financial statements.

Table of Content

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Accounting Policies (Cont.)

In May of 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company continues to evaluate the standard and has not yet selected a transition method but believes the standard is expected to have little impact on its consolidated financial statements and disclosures.

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

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

		March 31,	Dec. 31,
(Thousands of dollars)		2017	2016

Raw materials	- Logs	$1,604	1,920
	- Del-Tin - wood fiber	402	463
Finished goods	- Lumber	4,464	4,817
	- Medium density fiberboard ("MDF")	2,655	2,575
	- MDF consigned to others	915	1,000
Supplies		2,086	1,453
		$12,126	12,228

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

	March 31,	Dec. 31,
(Thousands of dollars)	2017	2016

Short-term deferred tax assets	$—	1,895
Prepaid expenses	744	905
Other current assets	764	534
	$1,508	3,334

Note 4 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

	March 31,	Dec. 31,
(Thousands of dollars)	2017	2016

Purchased stumpage inventory	$4,770	3,684
Timberlands	156,152	156,579
Fee timber	331,727	331,121
Logging facilities	1,232	1,231
	493,881	492,615
Less accumulated cost of fee timber harvested and facilities depreciation	(134,402)	(132,592)
Strategic timber and timberlands	359,479	360,023
Non-strategic timber and timberlands	978	160
	$360,457	360,183

During the first quarter of 2017, Deltic had no acquisitions of timberland and had acquisitions of approximately 79 acres acquired for $121,000 during the first quarter of 2016. Deltic invests in and holds strategic fee timber as a productive asset, and any expenditure to acquire such timber and timberlands is an investing activity on the Company’s Consolidated Statements of Cash Flows.

The Company actively upgrades its timberland portfolio by selling non-strategic timberlands and using the sales proceeds to purchase pine timberlands that are strategic to its operations. The Company identifies tracts of pine timberland that cannot be strategically managed due to size or location, and also tracts of hardwood bottomland that cannot be converted into pine-growing acreage, to be sold. As of March 31, 2017, approximately 1,500 acres of these lands were available for sale.

Included in the Woodlands operating income were gains from the sales of timberland of $17,000 for the three months ended March 31, 2017, with no such gains in the same period of 2016. Occasionally Deltic engages in land-for-land exchanges that are recorded as sales due to the nature of the land involved.

Table of Content

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

	March 31,	Dec. 31,
(Thousands of dollars)	2017	2016

Land	$947	947
Land improvements	21,212	20,707
Buildings and structures	27,953	27,801
Machinery and equipment	180,059	175,515
	230,171	224,970
Less accumulated depreciation	(126,446)	(122,080)
	$103,725	102,890

Note 6 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

	March 31,	Dec. 31,
(Thousands of dollars)	2017	2016
Deferred revenues – current	$1,999	2,776
Interest and commitment fees payable	469	1,770
Vacation accrual	1,434	1,666
Deferred compensation	146	816
All other current liabilities	1,464	1,480
	$5,512	8,508

Note 7 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

	March 31,	Dec. 31,
(Thousands of dollars)	2017	2016

Accumulated postretirement benefit obligation	$13,948	13,770
Supplemental pension plan	7,893	7,865
Accrued pension liability	17,769	17,798
Deferred revenue – long-term portion	23	36
Other noncurrent liabilities	1,732	1,626
	$41,365	41,095

Table of Content

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8 – Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2017, was 57 percent and was 31 percent for the three months ended March 31, 2016. The effective income tax rate exceeded statutory income tax rates for the quarter due to discrete items related to the changes in the method of recognizing income tax benefits and shortfalls on the vesting share-based compensation by the adoption of ASU 2016-09. The adoption of this update increased the Company's effective income tax rate 20 percent for the quarter. The prior year period effective rate was affected by the lower capital gains tax rates applied to the sale of timber held 15 years or longer. At March 31, 2017, there were no unrecognized tax benefits recorded on the balance sheet. The Company is no longer subject to U.S. federal and state examination by tax authorities for years before 2013.

Note 9 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2017	2016

Defined benefit funded retirement plan
Service cost	$370	411
Interest cost	521	524
Expected return on plan assets	(620)	(594)
Recognized actuarial loss	236	212
Net retirement expense	$507	553

Defined benefit unfunded retirement plan
Service cost	$10	53
Interest cost	86	80
Recognized actuarial loss	33	19
Net retirement expense	$129	152

Other postretirement benefit plan
Service cost	$144	$95
Interest cost	104	144
Net other postretirement benefits expense	$248	$239

The Company made contributions to its qualified plan of $300,000 during the first three months of 2017, and expects to fund the plan with an additional $900,000 over the remainder of 2017. The expected long-term rate of return on pension plan assets is 7.50 percent.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component for the three months ended March 31, 2017 and 2016:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

AOCL at January 1, 2017	$(7,641)	(1,129)	(783)	(9,553)
Amounts reclassified from AOCL - net current period other comprehensive income	144	20	—	164
AOCL at March 31, 2017	$(7,497)	(1,109)	(783)	(9,389)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
AOCL at January 1, 2016	(7,071)	(4,309)	(214)	(11,594)
Amounts reclassified from AOCL - net current period other comprehensive income	129	11		140
AOCL at March 31, 2016	$(6,942)	(4,298)	(214)	(11,454)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components:

	Three Months Ended March 31, 2017
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
Amortization of actuarial losses	$236	33		269
Income tax expense	(92)	(13)		(105)
Total reclassifications net of tax	$144	20	—	164

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 – Other Comprehensive Income Disclosures (Cont.)

	Three Months Ended March 31, 2016
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
Amortization of actuarial losses	212	19		231
Income tax expense	(83)	(8)		(91)
Total reclassifications net of tax	$129	11	—	140

Amounts in parentheses indicate expenses. These items are included in the computation of net periodic retirement and postretirement costs. See Note 9 – Employee and Retiree Benefit Plans.

Tax Effects by Component

	Three Months Ended March 31, 2017
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Amortization of actuarial losses	$269	(105)	164

	Three Months Ended March 31, 2016
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Amortization of actuarial losses	231	(91)	140

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation

The Consolidated Statements of Income for the three months ended March 31, 2017 included a net benefit of $272,000 of stock-based compensation due to the forfeitures of awards by a former executive in the amount of approximately $883,000.

Assumptions for the valuation of 2017 stock options and restricted stock performance units consisted of the following:

2017

Expected term of options (in years)	4.67 years
Weighted expected volatility	25.36%
Dividend yield	0.50%
Risk-free interest rate –performance restricted shares	1.60%
Risk-free interest rate – options	1.81%
Stock price as of valuation date	$76.95
Restricted performance share valuation	$89.95
Grant date fair value – stock options	$16.77

Stock Options – A summary of stock options as of March 31, 2017, and changes during the three months then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2017	80,035	$63.24

Granted	25,081	76.95
Exercised	(989)	66.62
Forfeited/expired	(23,260)	66.31

Outstanding at March 31, 2017	80,867	$66.61	7.4	$931

Exercisable at March 31, 2017	41,851	$64.51	5.7	$570

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at March 31, 2017, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of March 31, 2017, there was $767,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.7 years.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (Cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of March 31, 2017, and changes during the three months then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2017	87,170	$66.54

Granted	17,061	76.75
Vested	(19,161)	71.99
Forfeited	(13,144)	66.20

Nonvested at March 31, 2017	71,926	$64.40

As of March 31, 2017, there was $2,841,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Performance Units – A summary of nonvested restricted stock performance units as of March 31, 2017, and changes during the three months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2017	47,150	$77.67
Granted	17,639	89.95
Units not meeting vesting conditions	(7,717)	87.74
Forfeited	(14,904)	79.71

Nonvested at March 31, 2017	42,168	$80.24

As of March 31, 2017, there was $2,255,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at March 31, 2017, are presented in the following table

	Fair Value Measurements at Reporting Date using
	March 31,	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2017	Level 1	Level 2	Level 3

Liabilities
Nonqualified employee savings plan	$1,732	1,732	—	—

Long-term debt, including current maturities –The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at March 31, 2017 and December 31, 2016. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values and is considered Level 3.

	March 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
(Thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Long-term debt, including current maturities	$246,842	247,617	240,839	241,213

Table of Content

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

	Three Months Ended March 31,
(Thousands, except per share amounts)	2017	2016

Net earnings allocated to common stock	$1,071	390
Net earnings allocated to participating securities	10	5
Net income allocated to common stock and participating securities	$1,081	395

Weighted average number of common shares used in basic EPS	12,062	12,051
Effect of dilutive stock awards	77	46
Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,139	12,097
Earnings per common share
Basic	$0.09	0.03
Assuming dilution	$0.09	0.03

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

The following table provides information about potentially dilutive securities that were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive, or in the case of the restricted performance shares, did not meet the metrics established for awarding:

	Three Months Ended March 31,
	2017	2016

Options	21,105	124,208
Restricted performance shares	—	75,732

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 15 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Three Months Ended March 31,
(Thousands of dollars)	2017	2016

Income taxes paid in cash	$607	150
Interest paid	3,210	2,824
Interest capitalized	(81)	(62)

Non-cash investing and financing activities excluded from the Consolidated Statement of Cash Flows include:

	Three Months Ended March 31,
(Thousands of dollars)	2017	2016

Issuance of restricted stock	$1,659	2,349
Forfeitures of restricted stock	2,154	—
Capital expenditures accrued, not paid	203	1,358

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2017	2016

Trade accounts receivable	$(4,170)	(5,057)
Inventories	102	561
Refundable income tax	—	172
Prepaid expenses and other current assets	(81)	(666)
Trade accounts payable	(375)	392
Accrued taxes other than income taxes	468	502
Deferred revenues and other accrued liabilities	(2,405)	(537)
	$(6,461)	(4,633)

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 16– Business Segments

Information about the Company's business segments consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2017	2016
Net sales
Woodlands	$10,866	10,460
Manufacturing	47,048	43,831
Real Estate	1,316	2,229
Eliminations*	(6,015)	(5,896)
	$53,215	50,624
Income before income taxes
Operating income/(loss)
Woodlands	$5,171	5,317
Manufacturing	4,051	3,282
Real Estate	(890)	(590)
Corporate	(4,512)	(4,721)
Eliminations	177	(71)
Operating income	3,997	3,217

Interest income	5	2
Interest and other debt expense, net of capitalized interest	(1,607)	(2,696)
Other income/(expense)	146	51
	$2,541	574

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$2,119	2,220
Manufacturing	4,513	3,529
Real Estate	85	92
Corporate	39	32
	$6,756	5,873

Capital Expenditures
Woodlands	$1,320	1,454
Manufacturing	5,225	6,461
Real Estate	1,086	729
Corporate	130	25
	$7,761	8,669

Timberland acquisition expenditures	$—	121

*Primarily intersegment sales of timber from Woodlands to Manufacturing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $1.1 million for the first quarter of 2017, compared to $.4 million for the same period of 2016. The increase was mainly due to improved operating income from the Manufacturing segment and lower interest expense. The Manufacturing segment reported $4 million in operating income, an increase of $.7 million from $3.3 million reported a year ago. This was due to a 10 percent increase in the average sales price for lumber and lower per-unit costs for the medium density fiberboard ("MDF") sold. The Woodlands segment reported $5.2 million in operating income for the first quarter of 2017, a decrease of $.1 million when compared to 2016. The Real Estate segment reported an operating loss of $.9 million in the first quarter of 2017 compared to an operating loss of $.6 million in the prior-year quarter due to a lower number of residential lot sales. Corporate segment operating expense was $.2 million lower in the current-year quarter than in the same period a year ago, primarily due to decreased general and administrative expenses. Interest expense decreased $1.1 million in the first quarter of 2017 versus 2016 due to a lower weighted-average interest rate combined with receiving $.5 million in patronage refunds from a lender that is treated as a reduction in interest expense. Income tax expense increased $1.2 million, compared to 2016’s first quarter, due to a higher level of pretax income, no benefit in 2017 from the lower capital gains rates on timber harvested which were in effect in the first quarter of 2016, combined with a change in the method for accounting for the tax effects of share-based compensation which increased the effective income tax rate by 20 percent.
Deltic is a natural resources company operating in a commodity-based business environment that is engaged in the growing and harvesting of timber and the manufacture and marketing of lumber and MDF, with a major diversification in real estate development. The Company’s operating and financial results are affected by a number of factors, which include, but are not limited to, housing starts, general economic conditions, United States employment levels, interest rates, credit availability and associated costs, imports of lumber and MDF, foreign exchange rates, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, natural gas pricing, and weather conditions. The expanding economy and the potential for tax reform and other legislative changes may have a positive influence on future business activity. Housing starts and remodeling activity continued to improve when compared to the prior-year first quarter as did the demand for Deltic's wood products. The lumber markets are awaiting the US-Canada softwood lumber trade ruling on duties scheduled for late June, and the uncertainty has had a positive effect on the lumber markets. Deltic is in a position to capitalize on this opportunity as it continues the integration of the small-log processing line at its Ola Mill and expects increased production when it is fully implemented. As the demand for housing continues to increase, the Company is developing lots in its Chenal Valley and Wildwood developments to increase the mix of available residential lots for sale. Deltic’s management will use the diversity of the Company’s assets to drive value and pursue growth opportunities.
The Woodlands segment is the Company’s core operating segment, and its pine timberlands supply the majority of raw material logs to Company sawmills. In the first quarter of 2017, the pine sawtimber harvest was 211,056 tons, an increase of 5,448 tons when compared to the 2016 first quarter harvest of 205,608 tons. The average sales price for the pine sawtimber harvested was $28 per ton in the first quarter of both 2017 and 2016. The chip-n-saw harvest was 26,446 tons compared to 10,328 tons harvested in the first quarter of 2016 while the per-ton average sales price was unchanged at $17. Completion of the small-log line at the Ola Mill allowed the company to better utilize the smaller chip-n-saw sized log for lumber production and increase the harvested volume. The pine pulpwood harvest in the current-year quarter was 93,021 tons, a decrease of 56,921 tons from the harvest in the first quarter of 2016, while the average sales price for pine pulpwood increased $1 per ton quarter-to-quarter. The pine pulpwood sales volume in 2016 was higher due to timber deed sales.
The Woodlands segment’s financial results include other ancillary benefits from land ownership, such as revenues from hunting leases, mineral lease rentals, and mineral royalties. Hunting lease revenue was $.8 million for the first quarter of both 2017 and 2016. Oil and gas royalty income, primarily from gas wells in the Fayetteville Shale Play, was $.8 million in the first quarter of 2017, a $.4 million increase from the first quarter of 2016, mainly due to increased natural gas prices, and was partially offset by the impact of declining production volume from the aging of existing gas wells and lack of new drilling activity. Deltic is currently receiving royalty income from 508 wells in the Fayetteville Shale Play; however, the Company’s income from mineral ownership in future periods is contingent on natural gas and crude oil prices, successful completion of producing wells drilled on Company lands, and leasing additional acreage.
The Manufacturing segment produces both dimension lumber and MDF. The Company’s sawmill operations sold 72.5 million board feet of lumber in the first quarter of 2017, an increase of 1 million board feet from the prior-year first quarter. The average lumber sales price in the first quarter of 2017 was $373 per thousand board feet, a $35 per thousand board feet increase, or 10 percent, when compared to the same period in 2016. MDF sales volume was 26 million square feet for the first quarter of both 2017 and 2016. The average sales price for MDF in the current-year first quarter was $553 per thousand square feet, an increase of $6 per thousand square feet from $547 per thousand square feet received in the 2016 first quarter. The MDF plant improved its operating performance over the prior year first quarter, and expects to see further improvement in the third quarter following the installation of new press chains.
The Real Estate segment reported a sale of one residential lot during the first quarter of 2017, compared to six lots sold in the first quarter of 2016. The average per-lot sales price was $52,000 in 2017, compared to $85,000 in the prior year first quarter, and the price change was due to the mix of lots sold. The Company is currently developing more residential lots within the Chenal Valley and Wildwood developments. A lot offering is planned for the second quarter of 2017 in the Wildwood development. There were no sales of commercial real estate acreage in the first quarter of 2017 or 2016. The commercial real estate acreage within Chenal Valley is receiving increased interest from potential buyers; however, due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing of any commercial real estate transaction.

Results of Operations

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Consolidated

In the following tables, Deltic’s net sales and results of operations are presented for the three months ended March 31, 2017 and 2016. Explanations of significant variances and additional analysis for the Company’s consolidated and segment operations follow the tables.

	Three Months Ended March 31,
(Millions of dollars, except per share amounts)	2017	2016
Net sales
Woodlands	$10.9	10.5
Manufacturing	47.0	43.8
Real Estate	1.3	2.2
Eliminations	(6.0)	(5.9)
Net sales	$53.2	50.6

Cost of sales
Woodlands	$3.3	2.8
Manufacturing	42.8	40.5
Real Estate	1.8	2.6
Eliminations	(10.7)	(9.4)
Total cost of sales	$37.2	36.5

Operating income and net income
Woodlands	$5.2	5.3
Manufacturing	4.0	3.3
Real Estate	(0.9)	(0.6)
Corporate	(4.5)	(4.7)
Eliminations	0.2	(0.1)
Operating income	4.0	3.2

Interest and other debt expense, net	(1.6)	(2.7)
Other income	0.1	0.1
Income tax expense	(1.4)	(0.2)
Net income	$1.1	0.4

Earnings per common share
Basic	$0.09	0.03
Assuming dilution	$0.09	0.03

Consolidated net income for the first three months of 2017 was $1.1 million, an increase of $.7 million when compared to the first three months of 2016. The increase was primarily due to improved operating income in the manufacturing segment and decreased interest expense, partially offset by an increase in income tax expense.

Consolidated net sales increased $2.6 million, or 5 percent, from the first quarter of 2016, primarily due to the following:

•	Woodlands segment sales increased $.4 million due to increased oil and gas royalty payments

•	Manufacturing segment sales increased $3.2 million, primarily due to a 10 percent increase in the average sales price for lumber

•	Real Estate segment net sales decreased $.9 million due to fewer sales of residential lots and no speculative home sale

Consolidated cost of sales increased $.7 million compared to the first quarter of 2016, primarily due to the following:

•	Woodlands segment cost of sales increased $.5 million mainly due to higher direct operating expenses and oil and gas royalty severance tax expenses

•
Manufacturing segment cost of sales increased $1.3 million primarily due to the additional costs of increased production at the sawmills, partially offset by improved operating performance at the MDF plant

•	Real Estate segment cost of sales decreased $.8 million due to the sales of fewer residential lots and no speculative home sale costs

•	Eliminations between segments increased $.4 million due to an increase in the volume of Company owned logs supplied to the sawmills

Consolidated operating income increased $.8 million due to the increases in sales and cost of sales as explained as above, combined with higher cost of fee timber harvested, depreciation expense, and general and administrative expenses.

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

Woodlands
Selected financial and statistical data for the Woodlands segment is shown in the following table.

	Three Months Ended March 31,
	2017	2016
Net sales (millions of dollars)
Pine sawtimber	$5.9	5.7
Pine chip-n-saw	0.4	0.2
Pine pulpwood	0.9	1.2
Hardwood sawtimber	—	—
Hardwood pulpwood	0.1	0.1
Timberland	—	—
Oil and gas lease rentals	—	0.2
Oil and gas royalties	0.8	0.4
Hunting leases	0.8	0.8
Hauling to other mills	1.8	1.7

Cost of sales (millions of dollars)
Direct operating expenses	$1.2	1.0
Oil and gas royalty expenses	0.3	0.1
Cost of hauling stumpage to other mills	1.8	1.7
Cost of timberland sold	—	—

Cost of fee timber harvested (millions of dollars)	$2.1	2.2

Sales volume (thousands of tons)
Pine sawtimber	211.1	205.6
Pine chip-n-saw	26.5	10.3
Pine pulpwood	93.0	150.0
Hardwood sawtimber	0.5	0.3
Hardwood pulpwood	6.0	8.0

Sales price (per ton)
Pine sawtimber	$28	28
Pine chip-n-saw	17	17
Pine pulpwood	9	8
Hardwood sawtimber	60	61
Hardwood pulpwood	12	15

Timberland
Sales volume (acres)	8	—
Sales price (per acre)	$2,797	—

In the Woodlands segment, net sales for the first three months of 2017 increased $.4 million from the same period of 2016, primarily due to the following:

•	Oil and gas royalty revenue increased $.4 million due to higher unit prices

•	Pine sawtimber harvest volume increased 3 percent with no change in average sales price

•	Pine chip-n-saw harvest volume increased 156 percent with no change in average sales price

•	Pine pulpwood volume sold decreased 38 percent with a $1 per ton increase in average sales price compared to sales under timber deed in the first quarter 2016

Cost of sales for the Woodlands segment for the first three months of 2017 increased $.5 million compared to the same period a year ago, primarily due to the following:

•	Oil and gas royalty severance tax deductions increased $.2 million

•	Direct operating expenses increased $.2 million
The Woodlands segment’s operating income was $.1 million lower than in the first three months of 2016, due to the same factors affecting net sales and cost of sales along with a $.1 million decrease in the cost of fee timber harvested due to lower harvest volumes.

Manufacturing
Selected financial and statistical data for the Manufacturing segment is shown in the following table.

	Three Months Ended March 31,
	2017	2016
Net sales (millions of dollars)
Lumber	$27.1	24.2
Residual by-products*	3.2	2.9
Medium density fiberboard (“MDF”)	14.4	14.2
Freight invoiced to customers	2.4	2.5

Cost of sales – sawmill operations (millions of dollars)
Raw materials	$11.8	10.5
Residual by-products*	3.2	2.9
Direct manufacturing expenses	8.8	7.8
Change in inventory	0.3	0.9
Freight expense	0.8	0.8

Cost of sales – MDF operations (millions of dollars)
Raw materials	$5.9	6.0
Direct manufacturing expenses	6.2	6.5
Change in inventory	—	0.1
Freight expense	1.6	1.6

Depreciation (millions of dollars)
Sawmill operations	$2.3	1.5
MDF operations	2.1	1.9

Lumber
Finished production (MMBF)	70.7	69.5
Sales volume (MMBF)	72.5	71.5
Sales price (per MBF)	$373	338

MDF (3/4 inch basis)
Finished production (MMSF)	26.1	25.9
Sales volume (MMSF)	26.1	26.0
Sales price (MSF)	$553	547

* Intrasegment residual sales have been eliminated.

Net sales for the Manufacturing segment increased $3.2 million from the prior-year period, primarily due to the benefit of continued improvement in wood products markets,

•	Lumber average sales price per MBF increased $35, or 10 percent and lumber sales volume increased 1 million board feet

Cost of sales for the Manufacturing segment in the first three months of 2017 increased $2.3 million from the first three months of 2016. For the reported cost of sales for sawmill and MDF operations, intersegment eliminations of residual sales by sawmill operations to MDF operations are not reflected.

•	Increased sawmill production volume by 1.2 thousand board feet

•	Decreased MDF per-unit cost of sales by $15 per thousand square feet due to higher production uptime, and reductions in raw material costs and operating expenses

Operating income for the Manufacturing segment was $.7 million more than in the same period a year ago, due to the same items affecting net sales and cost of sales.

Real Estate

Selected financial and statistical data for the Real Estate segment is shown in the following table.

	Three Months Ended March 31,
	2017	2016
Net sales (millions of dollars)
Residential lots	$0.1	0.5
Speculative home	—	0.3
Chenal Country Club	1.2	1.3

Cost of sales (millions of dollars)
Residential lots	$—	0.3
Speculative home	—	0.3
Chenal Country Club	1.4	1.4

Sales volume
Residential lots	1	6
Speculative home	—	1

Average sales price (thousands of dollars)
Residential lots – per lot	$52	85
Speculative home	—	291
Net sales for the Real Estate segment in the first three months of 2017 decreased $.9 million when compared to the first three months of 2016, due to the following:

•	Sold 1 lot versus 6 lots

•	$52,000 per lot average sales price versus $85,000 per lot

•	No speculative home sales in 2017 versus one speculative home sale in 2016

Cost of sales for the Real Estate segment decreased $.8 million compared to the first three months of 2016, due to the following:

•	Decreased number of residential lots and speculative homes sold versus 2016
The decrease in operating income for the Real Estate segment from the first three months of 2016 was due to the same factors affecting net sales and cost of sales.

Corporate

The Corporate operating expense in the first quarter of 2017 was $.2 million lower than in the first three months of 2016 due to decreased general and administrative expense, primarily lower incentive plan expense and was partially offset by increased professional fees.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment increased $.1 million to $6 million for the first three months of 2017. The increase was mainly due to a small increase in the volume of the timber transferred to the sawmills. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Interest Expense

Interest expense for the first three months of 2017 decreased $1.1 million when compared to the same period of 2016, due to a lower weighted-average interest rate on the debt outstanding and the receipt of $.5 million in patronage refunds from a lender that was accounted for as a reduction in interest expense.

Income Taxes

The effective income tax rate was 57 percent for the three months ended March 31, 2017, and 31 percent for the three months ended March 31, 2016. The increase in the current-year income tax rate is primarily due to the expiration of the favorable capital gains rates on timber harvested in 2016 and changes in reporting the discrete tax effects of equity-based compensation that increased the effective income tax rate 20 percent as the Company adopted Accounting Standards Update 2016-09. (For additional information regarding income taxes, refer to Note 8 to the consolidated financial statements.)
Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $1.3 million for the first three months of 2017, compared to $2.8 million for the same period of 2016. Cash from operations and borrowings under the Company’s revolving credit facility provided the cash needed for capital expenditures and payment of dividends. Changes in operating working capital, other than cash and cash equivalents, required cash of $6.5 million in the first three months of 2017 and $4.6 million in the same period of 2016. The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.
Capital expenditures required cash of $7.6 million in the current-year period and $10 million a year ago. Capital expenditures by segment consisted of the following:

	Three Months Ended March 31,
(Thousands of dollars)	2017	2016
Woodlands	$1.3	1.5
Manufacturing	5.2	6.5
Real Estate, including development expenditures	1.1	0.7
Corporate	0.1	—
Capital expenditures	7.7	8.7
Adjustment for accrued liabilities	(0.1)	1.3
Capital expenditures requiring cash	$7.6	10.0

There were no timberland acquisition expenditures, including timberland acquired in exchanges, for three months ended March 31, 2017 and there was $.1 million in expenditures for the three months ended March 31, 2016. The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations required cash of $1.1 million and $1.4 million in the first three months of 2017 and 2016, respectively. The Company borrowed $6 million in the first quarter of 2017, while it borrowed $24 million in the first quarter of 2016. Dividends of $1.2 million were paid in the first three months of both 2017 and 2016. The Company had no share repurchases in the first quarter of 2017 and used $15.2 million to repurchase stock in the first quarter of 2016. Other financing activities required cash of $.4 million in the first three months of 2017 and $.5 million for the same period of the prior year.
Financial Condition

Working capital totaled $12.9 million at March 31, 2017, and $10.2 million at December 31, 2016. Deltic’s working capital ratio at March 31, 2017 was 1.75 to 1, compared to 1.51 to 1 at the end of 2016. Cash and cash equivalents at the end of the first quarter of 2017 were $3.7 million, a decrease of $2.1 million from the December 31, 2016 balance of $5.8 million. The total indebtedness of the Company at March 31, 2017 was $247 million compared to total indebtedness at December 31, 2016 of $241 million. Deltic’s total debt to stockholders’ equity ratio was .984 to 1 at March 31, 2017 and .959 to 1 at December 31, 2016.
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
To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $430 million, and includes an option to request an increase in the amount of aggregate revolving commitments by $50 million. On July 29, 2016 the Company utilized a portion of the $50 million letter of credit component available under its revolving credit facility to replace the letter of credit that supports the Union County, Arkansas Taxable Industrial Revenue Bonds that total $29 million. As of March 31, 2017, there was $148 million outstanding in combined borrowings and letters of credit against the credit facility, leaving $282 million available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Notes 8 and 9 to the consolidated financial statements included in the Company’s 2016 annual report on Form 10-K.)
The table below sets forth the covenants in the credit facility and senior notes payable and status with respect to these covenants as of March 31, 2017 and December 31, 2016.

	Covenants Requirements	Actual Ratios at Mar. 31, 2017	Actual Ratios at Dec. 31, 2016
Leverage ratio should be less than:[1]	.65 to 1	.496 to 1	.490 to 1
Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	— [2]	78.23%	79.59%

1.
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

2.
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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. The Company’s Board of Directors expanded the program by $25 million in December 2007, by $25 million in December 2014, and by $20 million in February 2016. As of March 31, 2017, the Company had expended $56.9 million under this program, with the purchase of 1,099,054 shares at an average cost of $51.78 per share, with no share purchases occurring during the first quarter of 2017. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 per share and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments
The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. With regard to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 15 to the consolidated financial statements included in the Company’s 2016 annual report on Form 10-K.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2017	2018 to 2019	2020 to 2021	After 2021
Contractual cash payment obligations
Real estate development committed capital costs	$3.5	0.7	0.5	2.3	—
Manufacturing committed capital costs	5.2	5.2	—	—	—
Woodlands committed capital costs	0.6	0.6	—	—	—
Long-term debt	247.0	—	—	118.0	129.0
Interest on debt*	51.4	7.4	14.8	11.9	17.3
Retirement plans	5.3	1.2	0.8	0.8	2.5
Other postretirement benefits	6.0	0.3	1.0	1.2	3.5
Other liabilities	1.7	1.7	—	—	—
	$320.7	$17.1	$17.1	$134.2	$152.3

Other commercial commitment expirations
Timber cutting agreements	$4.6	0.6	4.0	—	—
Letters of credit	0.4	0.1	0.3	—	—
	$5.0	$0.7	$4.3	$—	$—

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.
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
Critical Accounting Policies and Estimates
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies in its 2016 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q.
Impact of Recently Effective Accounting Pronouncements
(For information regarding the impact of recently effective accounting pronouncements, refer to Note 1 to the consolidated financial statements.)
Outlook
Pine sawtimber harvest levels are expected to be 200,000 to 230,000 tons in the second quarter of 2017 and 765,000 to 790,000 tons for the year. Finished lumber sales volumes are estimated at 70 to 80 million board feet for the second quarter and 290 to 315 million board feet for the year. MDF sales volumes for the second quarter and year of 2017 are estimated to be 20 to 30 million square feet and 90 to 115 million square feet, respectively. Actual lumber and MDF sales volumes are subject to market conditions. Residential lot sales are projected to be 5 to 10 lots and 120 to 140 lots for the second quarter and the year, respectively. Even though commercial acreage in Chenal Valley has received interest from potential buyers, it is difficult to anticipate future closings due to the volatile nature of commercial real estate transactions and the significant number of factors related to any sale.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk has not changed significantly from that set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” in Item 7A of Part II of its 2016 annual report on Form 10-K. Those disclosures should be read in conjunction with this Form 10-Q.
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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that due to a material weakness in our internal control over financial reporting as described in Item 9A-Controls and Procedures in our 2016 Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of March 31, 2017.

Due to the material weakness in internal control over financial reporting, we dedicated resources to perform additional procedures prior to filing this Periodic Report on Form 10-Q. These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

Other than the steps taken to work towards the remediation of the material weakness discussed below, Deltic’s management, with the Chief Executive Officer and interim Chief Financial Officer, have evaluated all changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter, and have concluded that there was no change to Deltic’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect Deltic’s internal control over financial reporting.

Remediation Plan

We are committed to remediating the material weakness caused by ineffective controls over the cash disbursements process for certain expenditures that require payment on an expedited basis. During the first quarter of 2017, as the result of the misappropriation of assets and related control deficiencies described in Item 9A-Controls and Procedures in our 2016 Annual Report on Form 10-K, the Company initiated comprehensive remediation efforts to ensure that the deficiencies that contributed to the material weakness are remediated. We have reviewed the design, implementation and operation of the controls and have made enhancements and identified new controls that are currently being implemented as part of the remediation efforts. These efforts include establishing a segregation of duties between the initiation and authorization of cash disbursements for expenditures and enhancing documentation requirements around check authorizations.

We believe that such efforts, once fully implemented and operating for a sufficient period of time, will effectively remediate the reported material weakness. However, the material weakness will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2016 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1 through January 31, 2017	—	$—	—	$23,096,632
February 1 through February 28, 2017	2,378 [2]	$76.95	—	$23,096,632
March 1 through March 31, 2017	1,058 [2]	$74.97	—	$23,096,632

1.
In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. This plan was expanded in December 2007 by $25 million, by $25 million in December 2014, and by $20 million in February 2016. There is no stated expiration date regarding this authorization.

2.	Includes 3,436 shares withheld to pay taxes in connection with vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit
10.1	Deltic Timber Corporation offer letter (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 21, 2017).

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Other Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DELTIC TIMBER CORPORATION

Date:	May 4, 2017	By:	/s/ John D. Enlow
John D. Enlow, President
(Principal Executive Officer)

Date:	May 4, 2017	By:	/s/ Byrom L. Walker
Byrom L. Walker, Vice President,
Finance and Administration
(Principal Financial Officer)
Controller
(Principal Accounting Officer)