Form 10-Q
period 2017-06-30
DELTIC TIMBER CORP
filed 2017-08-03
CIK 1022469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Number of shares of Common Stock, $.01 Par Value, outstanding at July 24, 2017, was 12,186,958.

TABLE OF CONTENTS – SECOND QUARTER 2017 FORM 10-Q REPORT

			Page Number
		PART I – Financial Information
Item	1	Financial Statements	1
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item	3	Quantitative and Qualitative Disclosures About Market Risk	43
Item	4	Controls and Procedures	43
		PART II – Other Information
Item	1	Legal Proceedings	44
Item	1A.	Risk Factors	44
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item	3	Defaults Upon Senior Securities	44
Item	4	Mine Safety Disclosures	44
Item	5	Other Information	44
Item	6	Exhibits	45
Signatures			46

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Thousands of dollars)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$4,823	5,773
Trade accounts receivable, net of allowance for doubtful accounts of $98 and $130, respectively	12,516	8,667
Inventories	11,776	12,228
Prepaid expenses and other current assets	1,977	3,334
Total current assets	31,092	30,002

Investment in real estate held for development and sale	60,297	59,111
Timber and timberlands – net	358,339	360,183
Property, plant, and equipment – net	103,537	102,890
Deferred charges and other assets	2,882	2,507

Total assets	$556,147	554,693

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$7,965	8,583
Accrued taxes other than income taxes	2,953	2,052
Income taxes payable	—	679
Deferred revenues and other accrued liabilities	10,104	8,508
Total current liabilities	21,022	19,822

Long-term debt	240,846	240,839
Deferred tax liabilities – net	1,452	1,744
Other noncurrent liabilities	40,660	41,095
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	90,164	89,090
Retained earnings	206,486	206,344
Treasury stock	(35,385)	(34,816)
Accumulated other comprehensive loss	(9,226)	(9,553)
Total stockholders’ equity	252,167	251,193

Total liabilities and stockholders’ equity	$556,147	554,693

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(Thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$55,353	56,705	108,568	107,329

Costs and expenses
Cost of sales	37,842	37,877	75,040	74,389
Depreciation, amortization, and cost of fee timber harvested	6,076	5,618	12,832	11,491
General and administrative expenses	5,206	4,982	10,470	10,004

Total costs and expenses	49,124	48,477	98,342	95,884

Operating income	6,229	8,228	10,226	11,445

Interest income	8	5	13	7
Interest and other debt expense, net of capitalized interest	(1,972)	(2,181)	(3,579)	(4,877)
Other income	78	81	224	132

Income before income taxes	4,343	6,133	6,884	6,707

Income tax expense	(1,627)	(1,913)	(3,087)	(2,092)

Net income	$2,716	4,220	3,797	4,615

Earnings per common share
Basic	$.22	.35	.31	.38
Assuming dilution	$.22	.35	.31	.38

Dividends per common share
Paid	$.10	.10	.20	.20
Declared	$.20	.20	.30	.30

Weighted average common shares outstanding (thousands)
Basic	12,071	11,974	12,066	12,013
Assuming dilution	12,111	12,032	12,121	12,078

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(Thousands of dollars)

	Six Months Ended June 30,
	2017	2016
Net income	$3,797	4,615

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income (net of tax):
Amortization of actuarial loss	327	281
Other comprehensive income	327	281

Comprehensive income	$4,124	4,896

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of dollars)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$3,797	4,615
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	12,832	11,491
Deferred income taxes	1,391	614
Real estate development expenditures	(2,291)	(2,030)
Real estate costs recovered upon sale	862	1,889
Timberland costs recovered upon sale	18	6
Stock-based compensation expense	678	1,689
Net increase in liabilities for pension and other postretirement benefits	124	1,170
Net decrease in deferred compensation for stock-based liabilities	—	(551)
(Increase)/Decrease in operating working capital other than cash and cash equivalents	(2,779)	853
Other changes in assets and liabilities	243	279
Net cash provided by operating activities	14,875	20,025

Investing activities
Capital expenditures requiring cash, excluding real estate development	(12,469)	(18,160)
Timberland acquisition expenditures requiring cash	—	(719)
Net change in purchased stumpage inventory	(180)	(2,089)
Net change in funds held by trustee	(295)	1
Other – net	311	221
Net cash required by investing activities	(12,633)	(20,746)

Financing activities
Proceeds from borrowings	6,000	24,000
Repayments of notes payable and long-term debt	(6,000)	(7,000)
Treasury stock purchases	(262)	(15,174)
Common stock dividends paid	(2,437)	(2,429)
Proceeds from stock option exercises	90	256
Excess tax benefits/(provisions) from stock-based compensation expense	—	(97)
Other – net	(583)	(765)
Net cash provided by financing activities	(3,192)	(1,209)

Net decrease in cash and cash equivalents	(950)	(1,930)
Cash and cash equivalents at January 1	5,773	5,429

Cash and cash equivalents at June 30	$4,823	3,499

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Thousands of dollars)

	Six Months Ended June 30,
	2017	2016
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2017 and 2016	128	128

Capital in excess of par value
Balance at beginning of period	89,090	87,822
Exercise of stock options	12	(15)
Stock-based compensation expense	678	1,689
Restricted stock awards	(1,790)	(2,349)
Tax effect of stock awards	—	(511)
Restricted stock forfeitures	2,174	138
Balance at end of period	90,164	86,774

Retained earnings
Balance at beginning of period	206,344	201,959
Net income	3,797	4,615
Common stock dividends declared	(3,655)	(3,644)
Balance at end of period	206,486	202,930

Treasury stock
Balance at beginning of period – 625,877 and 430,240 shares, respectively	(34,816)	(24,347)
Shares purchased – 3,436 and 277,670 shares, respectively	(262)	(15,174)
Shares issued for incentive plans – 30,695 and 43,075 shares, respectively	1,867	2,620
Forfeited restricted stock – 28,303 shares and 2,212, respectfully	(2,174)	(138)
Balance at end of period – 626,921 and 667,047shares, respectively	(35,385)	(37,039)

Accumulated other comprehensive loss
Balance at beginning of period	(9,553)	(11,594)
Change in other comprehensive income, net of tax	327	281
Balance at end of period	(9,226)	(11,313)

Total stockholders’ equity	$252,167	241,480

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

Management believes the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of June 30, 2017, and the results of its operations and cash flows for the three months and six months ended June 30, 2017 and 2016. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

Recently Issued Authoritative Accounting Pronouncements and Guidance

Effective January 1, 2017, the Company adopted Accounting Standard's Update ("ASU") 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This standards update simplified several aspects of the accounting for share-based payments award transactions, including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and the classification on the statement of cash flows of employee taxes paid when an employer withholds shares for tax-withholding purposes. As a result of the adoption, Deltic recognized approximately $500,000 of tax shortfalls from share-based compensation as a discrete item of income tax expense during the first quarter of 2017. Historically, these amounts were recorded as activity in additional paid-in capital. Deltic elected to apply the standards update pertaining to cash flows prospectively, therefore prior-year statements have not been adjusted. Deltic elected to account for forfeitures as they occur rather than using a requisite estimated forfeiture rate for future forfeitures. The additional changes related to the standard's update and the election to change accounting methods for forfeitures did not have a material impact on the Company's financial statements.

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

In March of 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-07, "Improvements to the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires the service cost components be reported separately from other components of net

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Accounting Policies (Cont.)

periodic pension costs and be reported on the same line item as other compensation costs. This update is effective for the Company on January 1, 2018 and is not expected to have a material impact on its financial statements.

In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company continues to evaluate the standard and has not yet selected a transition method but believes the standard is expected to have little impact on its consolidated financial statements other than updated disclosures.

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, “Leases”, which supersedes Topic 840 and among other things, requires lessees to recognize most leases on-balance sheet. The new standard will be effective for the Company on January 1, 2019, and is not expected to have a material impact on its financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. The ASU changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. This update will be effective for the Company on January 1, 2020, and is not expected to have a material impact on its financial statements.

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

		June 30,	Dec. 31,
(Thousands of dollars)		2017	2016

Raw materials	- Logs	$1,525	1,920
	- Del-Tin - wood fiber	226	463
Finished goods	- Lumber	5,372	4,817
	- Medium density fiberboard ("MDF")	2,534	2,575
	- MDF consigned to others	839	1,000
Supplies		1,280	1,453
		$11,776	12,228

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

	June 30,	Dec. 31,
(Thousands of dollars)	2017	2016

Short-term deferred tax assets	$—	1,895
Refundable income taxes	1,082	—
Prepaid expenses	226	905
Other current assets	669	534
	$1,977	3,334

Note 4 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

	June 30,	Dec. 31,
(Thousands of dollars)	2017	2016

Purchased stumpage inventory	$3,863	3,684
Timberlands	156,152	156,579
Fee timber	332,488	331,121
Logging facilities	1,231	1,231
	493,734	492,615
Less accumulated cost of fee timber harvested and facilities depreciation	(136,360)	(132,592)
Strategic timber and timberlands	357,374	360,023
Non-strategic timber and timberlands	965	160
	$358,339	360,183

Deltic had no acquisitions of timberland during the three or six months ended June 30, 2017. During the three months ended June 30, 2016, Deltic acquired 324 acres of timberland for $528,000, and for the six months ended June 30, 2016, Deltic acquired 403 acres of timberlands for cash payment of approximately $719,000. Deltic invests in and holds strategic fee timber as a productive asset, and any expenditure to acquire such timber and timberlands is an investing activity on the Company’s Consolidated Statements of Cash Flows.

The Company actively upgrades its timberland portfolio by selling non-strategic timberlands and using the sales proceeds to purchase pine timberlands that are strategic to its operations. The Company identifies tracts of pine timberland that cannot be strategically managed due to size or location, and also tracts of hardwood bottomland that cannot be converted into pine-growing acreage, to be sold. As of June 30, 2017, approximately 1,500 acres of these lands were available for sale.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 – Timber and Timberlands (Cont.)

Included in the Woodlands operating income were gains from the sales of timberland of $285,000 and $33,000 for the three months ended June 30, 2017, and 2016, respectively, and $302,000 and $33,000 for the six months ended June 30, 2017 and June 30, 2016, respectively.

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

	June 30,	Dec. 31,
(Thousands of dollars)	2017	2016

Land	$947	947
Land improvements	22,141	20,707
Buildings and structures	28,216	27,801
Machinery and equipment	181,470	175,515
	232,774	224,970
Less accumulated depreciation	(129,237)	(122,080)
	$103,537	102,890

Note 6 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

	June 30,	Dec. 31,
(Thousands of dollars)	2017	2016
Deferred revenues – current	$3,596	2,776
Dividend payable	1,219	—
Interest and commitment fees payable	1,509	1,770
Vacation accrual	1,511	1,666
Deferred compensation	526	816
All other current liabilities	1,743	1,480
	$10,104	8,508

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

	June 30,	Dec. 31,
(Thousands of dollars)	2017	2016

Accumulated postretirement benefit obligation	$14,083	13,770
Supplemental pension plan	7,919	7,865
Accrued pension liability	17,740	17,798
Deferred revenue – long-term portion	14	36
Other noncurrent liabilities	904	1,626
	$40,660	41,095

Note 8 – Income Taxes

The Company’s effective income tax rate for the three months and six months ended June 30, 2017, was 38 and 45 percent, respectively. This compares to an effective income tax rate for the three and six months ended June 30, 2016 of 31 percent. The prior year effective rate was reduced by the lower capital gains tax rates applied on the sale of timber held 15 years or longer which expired December 31, 2016. The effective income tax rate exceeded statutory income tax rates during the first six months of 2017 due to discrete items related to the changes in the method of recognizing income tax benefits and shortfalls on the vesting of share-based compensation by the adoption of ASU 2016-09 in the first quarter. At June 30, 2017, there were no unrecognized tax benefits recorded on the balance sheet. The Company is no longer subject to U.S. federal and state examination by tax authorities for years before 2013.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 9 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2017	2016	2017	2016

Defined benefit funded retirement plan
Service cost	$370	410	740	821
Interest cost	521	524	1,042	1,048
Expected return on plan assets	(620)	(593)	(1,240)	(1,187)
Recognized actuarial loss	236	213	472	425
Net retirement expense	$507	554	1,014	1,107

Defined benefit unfunded retirement plan
Service cost	$10	53	20	106
Interest cost	86	81	172	161
Recognized actuarial loss	33	19	66	38
Net retirement expense	$129	153	258	305

Other postretirement benefit plan
Service cost	$125	95	269	190
Interest cost	79	144	183	288
Net other postretirement benefits expense	$204	239	452	478

The Company made contributions to its qualified plan of $600,000 during the first six months of 2017, and expects to fund the plan with an additional $600,000 over the remainder of 2017. The expected long-term rate of return on pension plan assets is 7.50 percent.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component for the three months ended June 30, 2017 and 2016:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

AOCL at January 1, 2017	$(7,641)	(1,129)	(783)	(9,553)
Amounts reclassified from AOCL - net current period other comprehensive income	287	40	—	327
AOCL at June 30, 2017	$(7,354)	(1,089)	(783)	(9,226)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
AOCL at January 1, 2016	$(7,071)	(4,309)	(214)	(11,594)
Amounts reclassified from AOCL - net current period other comprehensive income	258	23	—	281
AOCL at June 30, 2016	$(6,813)	(4,286)	(214)	(11,313)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components:

	Six Months Ended June 30, 2017
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
Amortization of actuarial losses	$472	66	—	538
Income tax expense	(185)	(26)	—	(211)
Total reclassifications net of tax	$287	40	—	327

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 – Other Comprehensive Income Disclosures (Cont.)

	Six Months Ended June 30, 2016
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total
Amortization of actuarial losses	$425	38	—	463
Income tax expense	(167)	(15)	—	(182)
Total reclassifications net of tax	$258	23	—	281

Amounts in parentheses indicate expenses. These items are included in the computation of net periodic retirement and postretirement costs. See Note 9 – Employee and Retiree Benefit Plans.

Tax Effects by Component

	Six Months Ended June 30, 2017
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Amortization of actuarial losses	$538	(211)	327

	Six Months Ended June 30, 2016
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Amortization of actuarial losses	$463	(182)	281

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation

The Consolidated Statements of Income for the three months ended June 30, 2017 and 2016 included $950,000 and $812,000, respectively, of stock-based compensation expense reflected in general and administrative expense. For the six months ended June 30, 2017 and 2016, the amounts were $678,000 and $1,689,000, respectively.

Assumptions for the valuation of 2017 stock options and restricted stock performance units consisted of the following:

2017

Expected term of options (in years)	4.67
Weighted expected volatility	25.36%
Dividend yield	.50%
Risk-free interest rate –performance restricted shares	1.60%
Risk-free interest rate – options	1.81%
Stock price as of valuation date	$76.95
Restricted performance share valuation	$89.95
Grant date fair value – stock options	$16.77

Stock Options – A summary of stock options as of June 30, 2017, and changes during the six months then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2017	80,035	$63.24

Granted	25,081	76.95
Exercised	(1,388)	64.85
Forfeited/expired	(23,493)	66.31

Outstanding at June 30, 2017	80,235	$66.78	7.1	$681

Exercisable at June 30, 2017	41,420	$64.56	5.4	$418

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2017, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of June 30, 2017, there was $683,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.4 years.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (Cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of June 30, 2017, and changes during the three months then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2017	87,170	$66.54

Granted	19,385	77.10
Vested	(19,161)	71.99
Forfeited	(13,222)	66.21

Nonvested at June 30, 2017	74,172	$64.88

As of June 30, 2017, there was $2,510,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Performance Units – A summary of nonvested restricted stock performance units as of June 30, 2017, and changes during the three months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2017	47,150	$77.67
Granted	17,639	89.95
Units not meeting vesting conditions	(7,717)	87.74
Forfeited	(15,081)	79.69

Nonvested at June 30, 2017	41,991	$80.25

As of June 30, 2017, there was $2,079,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.4 years.

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at June 30, 2017, are presented in the following table

	Fair Value Measurements at Reporting Date using
	June 30,	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2017	Level 1	Level 2	Level 3

Liabilities
Nonqualified employee savings plan	$904	904	—	—

Long-term debt, including current maturities –The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13 – Fair Value of Financial Instruments (Cont.)

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at June 30, 2017 and December 31, 2016. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values and is considered Level 3.

	June 30, 2017		December 31, 2016
(Thousands of dollars)	Carrying	Estimated	Carrying	Estimated
Financial liabilities	Amount	Fair Value	Amount	Fair Value

Long-term debt, including current maturities	$240,846	243,994	240,839	241,213

Note 14 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share amounts)	2017	2016	2017	2016

Net earnings allocated to common stock	$2,691	4,161	3,760	4,553
Net earnings allocated to participating securities	25	59	37	62
Net income allocated to common stock and participating securities	$2,716	4,220	3,797	4,615

Weighted average number of common shares used in basic EPS	12,071	11,974	12,066	12,013
Effect of dilutive stock awards	40	58	55	65
Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,111	12,032	12,121	12,078

Earnings per common share
Basic	$.22	.35	.31	.38
Assuming dilution	$.22	.35	.31	.38

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14 – Earnings per Common Share (Cont.)

Diluted earnings per common share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents using the treasury stock method.

The following table provides information about potentially dilutive securities that were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive, or in the case of the restricted performance shares, did not meet the metrics established for vesting:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Options	21,000	96,810	21,000	122,109
Restricted performance shares	7,546	16,244	7,546	16,244

Note 15 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Six Months Ended June 30,
(Thousands of dollars)	2017	2016

Income taxes paid in cash	$3,457	354
Interest paid	3,774	4,561
Interest capitalized	(94)	(119)

Non-cash investing and financing activities excluded from the Consolidated Statement of Cash Flows include:

	Six Months Ended June 30,
(Thousands of dollars)	2017	2016

Issuance of restricted stock	$1,790	2,349
Forfeitures of restricted stock	2,174	138
Capital expenditures accrued, not paid	617	1,180

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 15 – Supplemental Cash Flow Disclosures (Cont.)

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2017	2016

Trade accounts receivable	$(3,848)	(5,072)
Inventories	451	652
Refundable income tax	(1,091)	—
Prepaid expenses and other current assets	527	755
Trade accounts payable	—	1,728
Accrued taxes other than income taxes	901	980
Deferred revenues and other accrued liabilities	281	1,810
	$(2,779)	853

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 16– Business Segments

Information about the Company's business segments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2017	2016	2017	2016
Net sales
Woodlands	$10,261	9,523	21,127	19,983
Manufacturing	45,480	47,287	92,528	91,118
Real Estate	5,329	5,642	6,645	7,871
Eliminations*	(5,717)	(5,747)	(11,732)	(11,643)
	$55,353	56,705	108,568	107,329
Income before income taxes
Operating income/(loss)
Woodlands	$4,884	4,365	10,055	9,682
Manufacturing	3,922	7,030	7,973	10,312
Real Estate	1,817	1,743	927	1,153
Corporate	(4,251)	(4,721)	(8,763)	(9,442)
Eliminations	(143)	(189)	34	(260)
Operating income	6,229	8,228	10,226	11,445

Interest income	8	5	13	7
Interest and other debt expense, net of capitalized interest	(1,972)	(2,181)	(3,579)	(4,877)
Other income/(expense)	78	81	224	132
	$4,343	6,133	6,884	6,707

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$1,997	2,008	4,116	4,228
Manufacturing	3,964	3,488	8,477	7,017
Real Estate	72	87	157	179
Corporate	43	35	82	67
	$6,076	5,618	12,832	11,491

Capital Expenditures
Woodlands	$908	760	2,228	2,214
Manufacturing	4,023	8,194	9,248	14,655
Real Estate	1,418	1,359	2,504	2,088
Corporate	32	40	162	65
	$6,381	10,353	14,142	19,022

Timberland acquisition expenditures	$—	598	—	719

*Primarily intersegment sales of timber from Woodlands to Manufacturing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $2.7 million for the second quarter of 2017, compared to $4.2 million for the same period of 2016. The decrease was mainly due to reduced operating income from the Manufacturing segment planned downtime for capital projects at the sawmills and unscheduled maintenance downtime at the medium density fiberboard ("MDF") plant. The Manufacturing segment reported $4 million in operating income, a decrease of $3 million from $7 million reported a year ago. Capital projects to complete the modernization of the large log line at the Ola sawmill as well as upgrades to the sawlog breakdown equipment at the Waldo mill were completed in the second quarter which led to higher costs and reduced operating rates for the quarter. Unscheduled maintenance was incurred at the MDF plant to make needed repairs to the press chains and a belt to allow the plant to reach its planned outage in August of this year to replace the press chains and a belt. The Woodlands segment reported $5 million in operating income for the second quarter of 2017, an increase of $.6 million when compared to 2016. The Real Estate segment reported operating income of $1.8 million in the second quarters of both 2017 and 2016. Corporate segment operating expense was $.4 million lower in the current-year quarter than in the same period a year ago, primarily due to decreased general and administrative expenses. During the second quarter of 2017 the Company used cash from operations to repay $6 million in debt.

Deltic is a natural resources company operating in a commodity-based business environment that is engaged in the growing and harvesting of timber and the manufacture and marketing of lumber and MDF, with a major diversification in real estate development. The Company’s operating and financial results are affected by a number of factors, which include, but are not limited to, housing starts, general economic conditions, United States employment levels, interest rates, credit availability and associated costs, imports of lumber and MDF, foreign exchange rates, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, the availability of raw materials, natural gas pricing, and weather conditions. The expected impact from the import duties on Canadian lumber had limited effect on the lumber markets during the second quarter. Recent sawmill curtailments related to wildfires in British Columbia have produced uncertainties of lumber supply from that region and applied upward pressure to lumber pricing by the end of the quarter. Though mortgage interest rates have risen in the last six months, demand for new housing continues to be stronger than the supply; and housing starts and remodeling activity continued to increase when compared to the prior-year second quarter. The Company is currently developing residential lots in its Chenal Valley and Wildwood developments to provide a mix of price points available in residential lots for sale.

The Woodlands segment is the Company’s core operating segment, and its pine timberlands supply the majority of raw material logs to Company sawmills. In the second quarter of 2017, the pine sawtimber harvest was 201,168 tons, a decrease of 2,605 tons when compared to the 2016 second quarter harvest of 203,773 tons. The average sales price for the pine sawtimber harvested was $28 per ton in the second quarter of 2017 compared to $27 per ton in 2016. The chip-n-saw harvest was 11,435 tons compared to 9,504 tons harvested in the second quarter of 2016 while the per-ton average sales price was $1 lower at $16 per-ton. Completion of the small-log line at the Ola Mill allowed the company to better utilize the smaller chip-n-saw sized log for lumber production and increase the harvested volume. The pine pulpwood harvest in the current-year quarter was 122,720 tons, an increase of 29,096 tons from the harvest volume in the second quarter of 2016, and the average sales price for pine pulpwood was $8 per ton in the second quarter of both 2017 and 2016. The Company sold 20 acres of higher and better use timberland ("HBU") for $.3 million or $15,000 per acre in 2017's second quarter versus 9 acres sold for $4,400 per acre during the same period of 2016.

The Woodlands segment’s financial results include other ancillary benefits from land ownership, such as revenues from hunting leases, mineral lease rentals, and mineral royalties. Hunting lease revenue was $.8 million for the second quarter of both 2017 and 2016. Oil and gas royalty income, primarily from gas wells in the Fayetteville Shale Play, was $.6 million in the second quarter of 2017, a $.2 million increase from the second quarter of 2016, mainly due to increased natural gas prices, partially offset by the impact of declining production volume from the aging of existing gas wells and lack of new drilling activity. Deltic is currently receiving royalty income from 508 wells in the Fayetteville Shale Play; however, the Company’s income from mineral ownership in future periods is contingent on natural gas and crude oil prices, successful completion of producing wells drilled on Company lands, and leasing additional acreage.

The Manufacturing segment produces both dimension lumber and MDF. The capital projects at the Ola Mill completed in May resulted in five weeks of reduced operating rates while equipment installation was performed and the subsequent optimization period affected production for the remainder of the quarter. The Company’s sawmill operations sold 66.9 million board feet of lumber in the second quarter of 2017, a decrease of 3 million board feet from the prior-year second quarter. The average lumber sales price in the second quarter of 2017 was $388 per thousand board feet, a $17 per thousand board feet, or five percent, increase when compared to the same period in 2016. MDF sales volume was 26.1 million square feet for the second quarter of 2017, a decrease of 1.6 million square feet when compared to the same period in 2016. The average sales price for MDF in the current-year first quarter was $556 per thousand square feet, a decrease of $5 per thousand square feet from $561 per thousand square feet received in the 2016 second quarter. The worn press chains and a belt limited the ability to produce the higher-margin thin board during the second quarter, which led to a lower per unit sales price. Unscheduled maintenance was incurred at the MDF plant to make needed repairs to the press chains and a belt to allow the plant to reach its planned outage in August of this year to replace the press chains and a belt.

The Real Estate segment reported sales of four residential lots at an average sales price of $65,000 per lot during the second quarter of 2017, compared to 22 lots sold at an average sales price of $90,000 per lot in the second quarter of 2016. The decrease in sales price is due to the mix of lots sold. The timing of residential lot sales is determined by the available lot inventory. A lot offering made during the second quarter was well received and all lots offered were put under contract for closure by the end of the third quarter. Lots in three neighborhoods are currently being developed to be offered for sale later in the year. In the second quarter of 2017 the Company sold an 7.9-acre commercial site for $392,000 per acre compared to 11 acres sold at $152,000 per acre in 2016. The commercial real estate acreage within Chenal Valley continues to receive interest from potential buyers; however, due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing of any commercial real estate transaction.

Results of Operations

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended June 30, 2017 and 2016. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended June 30,		Quarter to Quarter Variance
(Millions of dollars, except per share amounts)	2017	2016	2017 vs. 2016

Net sales
Woodlands	$10.2	9.5	.7
Manufacturing	45.5	47.3	(1.8)
Real Estate	5.4	5.7	(.3)
Eliminations	(5.7)	(5.7)	—
Net sales	$55.4	56.8	(1.4)

Operating income
Woodlands	$5.0	4.4	.6
Manufacturing	4.0	7.0	(3)
Real Estate	1.8	1.8	—
Corporate	(4.3)	(4.7)	.4
Eliminations	(.2)	(.2)	—
Operating income	$6.3	8.3	(2)

Interest and other debt expense, net	(2.0)	(2.2)	.2
Other income	.1	—	.1
Income tax expense	(1.7)	(1.9)	.2
Net income	$2.7	4.2	(1.5)

Earnings per common share
Basic	$.22	.35	(.13)
Assuming dilution	$.22	.35	(.13)

Consolidated

Consolidated net income for the second quarter of 2017 was $2.7 million, a decrease of $1.5 million from the second quarter of 2016. The decrease was primarily due to lower financial results for the Manufacturing segment, partially offset by improved results from the Woodlands segment, lower Corporate general and administrative expense combined with lower interest expense.

Consolidated net sales decreased $1.4 million, or two percent, from the second quarter of 2016, primarily due to the following:

•	Woodlands segment sales increased $.7 million, due to increased harvest of pine pulpwood, the sale of 20 acres of HBU timberland, and higher oil and gas royalty revenue

•	Manufacturing segment sales decreased $1.8 million, due to a six percent decrease in the volume of MDF sold and a loss on equipment disposed at the MDF plant

•	Real Estate segment net sales decreased $.3 million, due to fewer residential lot sales

Consolidated cost of sales decreased $.1 million compared to the second quarter of 2016, primarily due to the following:

•	Real Estate segment cost of sales decreased $.6 million due to fewer residential lot sales

•	Manufacturing segment cost of sales increased $.5 million due to increased costs associated with capital improvements and maintenance downtime at the sawmills and the MDF plant

Consolidated operating income decreased $2 million due to the decreases in sales and cost of sales as explained as above, combined with an increase in depreciation expense.

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

Woodlands

Selected financial data for the Woodlands segment is shown in the following table.

	Quarter Ended June 30,		Quarter to Quarter Variance
	2017	2016	2017 vs. 2016

Net sales (millions of dollars)
Pine sawtimber	$5.6	5.6	—
Pine chip-n-saw	.2	.2	—
Pine pulpwood	1.0	.8	.2
Hardwood pulpwood	—	.1	(.1)
Timberland	.3	—	.3
Oil and gas lease rentals	—	.1	(.1)
Oil and gas royalties	.6	.4	.2
Hunting leases	.8	.8	—
Hauling stumpage to other mills	1.6	1.4	.2
Other operating revenue	.1	.1	—
Total net sales	10.2	9.5	.7

Cost of sales	1.5	1.6	(.1)
Cost of hauling stumpage to other mills	1.6	1.4	.2
Cost of fee timber harvested	1.9	1.9	—
General and administrative	.2	.2	—
Total cost and expenses	5.2	5.1	.1

Operating income	$5.0	4.4	.6

In the Woodlands segment, net sales for the second quarter of 2017 increased 8 percent from the same period of 2016, primarily due to the following:

•Pine pulpwood volume sold increased 31 percent, with no change in average per ton sales price

•Sold 20 acres of HBU timberland for $15,000 per acre compared to 9 acres sold at
$4,400 per acre in 2016

•Oil and gas royalty revenue increased $.2 million due to higher unit prices for natural gas sold

Cost of sales for the Woodlands segment for the second quarter of 2017 decreased $.1 million compared to the same period a year ago, due to lower direct operating expenses.

The Woodlands segment's operating income increased $.6 million from the second quarter of 2016, due to the same factors affecting net sales, cost of sales, and an increase in general and administrative expenses.

Selected statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended June 30,		Quarter to Quarter Variance
	2017	2016	2017 vs. 2016

Sales volume (thousands of tons)
Pine sawtimber	201.2	203.8	(2.6)
Pine chip-n-saw	11.4	9.5	1.9
Pine pulpwood	122.7	93.6	29.1
Hardwood pulpwood	5.8	9.2	(3.4)

Sales price (per ton)
Pine sawtimber	$28	27	1
Pine chip-n-saw	16	17	(1)
Pine pulpwood	8	8	—
Hardwood pulpwood	9	13	(4)

Timberland
Sales volume (acres)	20	9	11
Sales price (per acre)	$15,000	4,426	10,574

Manufacturing

Selected financial data for the Manufacturing segment is shown in the following table.

	Quarter Ended June 30,		Quarter to Quarter Variance
	2017	2016	2017 vs. 2016

Net sales (millions of dollars)
Lumber	$26.0	26.0	—
Residual by-products[1]	2.7	2.9	(.2)
Medium density fiberboard (“MDF”)	14.5	15.6	(1.1)
Other operating revenue	2.3	2.8	(.5)
Total net sales	45.5	47.3	(1.8)

Cost of sales – sawmill operations (millions of dollars)
Raw materials	11.1	11.0	.1
Residual by-products[1]	2.7	2.9	(.2)
Direct manufacturing expenses	9.3	7.6	1.7
Change in inventory	(1.1)	(.6)	(.5)
Other operating expenses	1.0	1.1	(.1)

Cost of sales – MDF operations (millions of dollars)
Raw materials	5.9	6.3	(.4)
Direct manufacturing expenses	6.6	6.5	.1
Change in inventory	.2	.3	(.1)
Other operating expenses	1.7	1.8	(.1)

Depreciation (millions of dollars)
Sawmill operations	2.4	1.6	.8
MDF operations	1.4	1.8	(.4)

General and administrative expense	.3	—	.3
Total costs and expenses	41.5	40.3	1.2

Operating income	$4.0	7.0	(3.0)

1Residual by-products are reported net of intercompany eliminations.

Net sales for the Manufacturing segment decreased $1.8 million from the prior-year period, primarily due to the following:

•Production was lower due to plant downtime at the sawmills and MDF plant

•MDF revenues decreased seven percent; sales volumes were six percent lower than prior-year quarter and the average sales price per MDF sold decreased $5 per thousand square feet

•Lumber revenues remained constant as the four percent decrease in sales volume was offset by a five percent increase in the average sales price per MBF sold

•Other operating revenues decreased $.5 million, primarily due to a loss on disposed equipment at the MDF plant

Cost of Sales for the Manufacturing segment increased $.9 million during the second quarter of 2017 when compared to the same quarter a year ago. For the reported cost of sales for sawmill and MDF operations, intersegment elimination of residual sales by sawmill operation to MDF operation are not reflected.

•
Sawmill direct manufacturing expense increased 23 percent due to the scheduled downtime for installation of the equipment to modernize the large log line at the Ola Mill and various upgrades of equipment at the Waldo Mill

•Direct manufacturing cost expense at the MDF plant were higher due to unplanned downtime for plant maintenance on the worn press chains and a belt.

Operating income for the Manufacturing segment was $3 million less than in the same period a year ago, due to the same items affecting net sales and cost of sales, combined with a $.4 million increase in depreciation, mainly due to the small log line at the Ola sawmill being placed into service in December 2016.

Selected statistical data for the Manufacturing segment is shown in the following table.

	Quarter Ended June 30,		Quarter to Quarter Variance
	2017	2016	2017 vs. 2016

Lumber
Finished production (MMBF)	68.4	68.8	(0.4)
Sales volume (MMBF)	66.9	69.9	(3.0)
Sales price (per MBF)	$388	371	17

MDF (3/4 inch basis)
Finished production (MMSF)	24.7	26.8	(2.1)
Sales volume (MMSF)	26.1	27.7	(1.6)
Sales price (per MSF)	$556	561	(5)

Real Estate

Selected financial data for the Real Estate segment is shown in the following table.

	Quarter Ended June 30,		Quarter to Quarter Variance
	2017	2016	2017 vs. 2016

Net sales (millions of dollars)
Residential lots	$.3	2.0	(1.7)
Commercial acres	3.1	1.6	1.5
Chenal Country Club	1.8	1.8	—
Other operating revenue	.2	.3	(.1)
Total net sales	5.4	5.7	(.3)

Cost of sales (millions of dollars)
Residential lots	.2	1.0	(.8)
Commercial acres	.7	.3	.4
Chenal Country Club	1.7	1.7	—
Other operating expenses	.5	.7	(.2)

Depreciation	.1	.1	—
General and administrative expense	.4	.1	.3
Total costs and expenses	3.6	3.9	(.3)

Operating income	$1.8	1.8	—

Net sales for the Real Estate segment during the second quarter of 2017 decreased $.3 million when compared to the second quarter of 2016, due to the following:

•	Sold 4 residential lots in second quarter of 2017 compared to 22 lots in the prior year second quarter

•Average sales price decreased to $65,000 per lot in 2017 versus $90,000 per lot in the same quarter of 2016 due to the mix of lots sold

•	Sold 8 acres of commercial property for $392,000 per acre in 2017 versus 11 acres for $152,000 per acre in 2016

Cost of sales for the Real Estate segment decreased $.6 million compared to the second quarter of 2016, due to the following:

•	Decreased number of residential lots sold in 2017 versus 2016

•	Increased cost per acre of commercial acres sold in 2017 compared to 2016

Selected statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended June 30,		Quarter to Quarter Variance
	2017	2016	2017 vs. 2016

Sales volume
Residential lots	4	22	(18)
Commercial acres	7.9	10.8	(2.9)

Average sales price (thousands of dollars)
Residential lots – per lot	$65	90	(25)
Commercial acres – per acre	$392	152	240

Corporate

The Corporate operating expense in the second quarter of 2017 was 10 percent lower than in the second quarter of 2016 due to a decrease in general and administrative expenses.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment remained at $5.7 million during the second quarter of 2017. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Interest Expense

Interest expense for the second quarter of 2017 decreased $.2 million when compared to the same period of 2016, due to a lower weighted-average interest rate on the debt outstanding.

Income Taxes

The effective income tax rate was 38 percent for the three months ended June 30, 2017, and 31 percent for the three months ended June 30, 2016. The increase in the current-year income tax rate is primarily due to the expiration of the favorable capital gains rates in effect for timber harvested in 2016.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

In the following tables, Deltic’s net sales and results of operations are presented for the six months ended June 30, 2017 and 2016. Explanations of significant variances and additional analysis for the Company’s consolidated and segment operations follow the tables.

	Six Months Ended June 30,		Quarter to Quarter Variance
(Millions of dollars, except per share amounts)	2017	2016	2017 vs. 2016

Net sales
Woodlands	$21.1	20.0	1.1
Manufacturing	92.5	91.1	1.4
Real Estate	6.7	7.9	(1.2)
Eliminations	(11.7)	(11.6)	(.1)
Net sales	$108.6	107.4	1.2

Operating income
Woodlands	$10.2	9.7	.5
Manufacturing	8.0	10.3	(2.3)
Real Estate	.9	1.2	(.3)
Corporate	(8.8)	(9.4)	.6
Eliminations	—	(.3)	.3
	10.3	11.5	(1.2)

Interest and other debt expense, net	(3.6)	(4.9)	1.3
Other income	.2	.1	.1
Income tax expense	(3.1)	(2.1)	(1.0)
Net income	$3.8	4.6	(.8)

Earnings per common share
Basic	$.31	.38	(.07)
Assuming dilution	$.31	.38	(.07)

Consolidated

Consolidated net income for the first six months of 2017 was $3.8 million, a decrease of $.8 million when compared to the first six months of 2016. The decrease was primarily due to decreased operating revenue from the Manufacturing segment, partially offset by lower interest expense on the Company's borrowings.

Consolidated net sales increased $1.2 million, from the first six months of 2016, primarily due to the following:

•Woodlands segment sales increased 6 percent primarily due to increased revenues from pine sawtimber harvest, timberland sales and oil and gas royalties

•	Manufacturing segment sales increased $1.4 million, due to a $26 increase in the average sales price per MBF sold, partially offset by lower MDF sales and a loss on disposed equipment at the MDF plant

•	Real Estate segment net sales decreased $1.2 million, due to fewer sales of residential lots partially offset by increased revenues from sales of commercial acreage

Consolidated cost of sales increased $.6 million compared to the first six months of 2016, primarily due to the following:

•	Woodlands segment cost of sales increased $.6 million mainly due to higher direct operating expenses and oil and gas royalty severance tax expense

•
Manufacturing segment cost of sales increased $1.9 million primarily due to increased costs related to equipment upgrades and implementing plant modernizations at the sawmills, combined with unplanned maintenance costs at the MDF plant, partially offset by reduced raw material costs at the MDF plant

•	Real Estate segment cost of sales decreased $1.4 million mainly due to the sales of fewer residential lots

Consolidated operating income decreased $1.2 million due to the increases in cost of sales as explained as above, combined with higher depreciation expense, and partially offset by lower general and administrative expenses.

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

Woodlands

Selected financial data for the Woodlands segment is shown in the following table.

	Six Months Ended June 30,		YTD to YTD Variance
	2017	2016	2017 vs. 2016
Net sales (millions of dollars)
Pine sawtimber	$11.5	11.3	.2
Pine chip-n-saw	.6	.3	.3
Pine pulpwood	1.8	2.0	(.2)
Hardwood sawtimber	.1	.1	—
Hardwood pulpwood	.1	.2	(.1)
Timberland	.3	—	.3
Oil and gas lease rentals	.1	.4	(.3)
Oil and gas royalties	1.3	.8	.5
Hunting leases	1.6	1.5	.1
Hauling stumpage to other mills	3.5	3.1	.4
Other operating revenue	.2	.3	(.1)
Total Sales	21.1	20.0	1.1

Cost of sales	3.0	2.7	.3
Cost of hauling stumpage to other mills	3.4	3.1	.3
Cost of fee timber harvested	4.0	4.1	(.1)
Other operating expenses	.5	.4	.1
Total costs and expenses	10.9	10.3	.6

Operating income	$10.2	9.7	.5

In the Woodlands segment, net sales for the first six months of 2017 increased $1.1 million from the same period of 2016, primarily due to the following:

•	Pine sawtimber revenues increased due to a small increase in harvest volume with no change in average per-ton sales price

•Pine pulpwood revenues decreased 9 percent with an 11 percent lower harvest volume due to no timber deed sales in 2017 versus 2016

•Pine chip-n-saw revenue increased due to the harvest volume increase of 91 percent, with no change in average sales price

•Oil and gas royalty revenue increased $.5 million due to higher unit prices for natural gas sold

•Sold 28 acres of non-strategic and HBU timberland at an average sales price of $11,551 per acre versus 9 acres for $4,426 per acre in 2016

•Revenues for hauling stumpage to other mills increased 11 percent and is offset by hauling expenses which included in cost of sales

Cost of sales for the Woodlands segment for the first six months of 2017 increased $.6 million compared to the same period a year ago, primarily due to the following:

•Severance tax and other deductions on oil and gas royalty revenue increased $.2 million period over period

•Direct operating expenses increased $.3 million, primarily due to hauling stumpage to other mills

The Woodlands segment's operating income was $.5 million higher than in the first six months of 2016, due to the same factors affecting net sales and cost of sales along with a $.3 million increase in general and administrative expenses allocated to the Woodlands segment.

Selected statistical data for the Woodlands segment is shown in the following table.

	Six Months Ended June 30,		YTD to YTD Variance
	2017	2016	2017 vs. 2016
Sales volume (thousands of tons)
Pine sawtimber	412.2	409.4	2.8
Pine chip-n-saw	37.9	19.8	18.0
Pine pulpwood	215.7	243.6	(27.8)
Hardwood sawtimber	0.7	0.8	(0.1)
Hardwood pulpwood	12.0	17.2	(5.2)

Sales price (per ton)
Pine sawtimber	$28	28	—
Pine chip-n-saw	17	17	—
Pine pulpwood	8	8	—
Hardwood sawtimber	59	61	(2)
Hardwood pulpwood	11	14	(3)

Timberland
Sales volume (acres)	28	9	19
Sales price (per acre)	$11,551	4,426	7,125

Manufacturing

Selected financial data for the Manufacturing segment is shown in the following table.

	Six Months Ended June 30,		YTD to YTD Variance
	2017	2016	2017 vs. 2016
Net sales (millions of dollars)
Lumber	$53.0	50.1	2.9
Residual by-products[1]	5.9	5.8	.1
Medium density fiberboard (“MDF”)	28.9	29.8	(.9)
Other operating revenue	4.7	5.4	(.7)
Total net sales	92.5	91.1	1.4

Cost of sales – sawmill operations (millions of dollars)
Raw materials	22.9	21.5	1.4
Residual by-products[1]	5.9	5.8	.1
Direct manufacturing expenses	18.1	15.4	2.7
Change in inventory	(.9)	.3	(1.2)
Other operating expenses	1.8	1.8	—

Cost of sales – MDF operations (millions of dollars)
Raw materials	11.8	12.3	(.5)
Direct manufacturing expenses	12.8	13.0	(.2)
Change in inventory	.2	.5	(.3)
Other operating expenses	3.3	3.4	(.1)

Depreciation (millions of dollars)
Sawmill operations	4.7	3.1	1.6
MDF operations	3.4	3.7	(.3)

General and administrative expenses	.5	—	.5
Total costs and expenses	84.5	80.8	3.7

Operating income	$8.0	10.3	(2.3)

1Residual by-products are reported net of intercompany eliminations.

Net sales for the Manufacturing segment increased $1.4 million from the prior-year period, primarily due to the following:

•Average sales price per MBF increased $26, or seven percent, while lumber sales volumes decreased one percent

•MDF revenues decreased three percent primarily due to lower sales volumes when compared to the prior year period

•Other operating revenues decreased $.7 million, $.4 million due to a loss on disposed equipment at the MDF plant, and $.3 million due to lower freight revenue

Cost of Sales for the Manufacturing segment in the first six months of 2017 increased $3.2 million from the first six months of 2016. For the reported cost of sales for sawmill and MDF operation, intersegment elimination of residual sales by sawmill operation to MDF operation are not reflected.

•Raw materials cost increased seven percent at the sawmills due to increased cost of logs us used in the mill

•	Raw materials cost for the MDF plant decreased four percent due to lower production volumes

•
Direct operating costs increased at the sawmills and MDF plant due to downtime during the modernization at the Ola Mill, installation of equipment upgrades at Waldo Mill, and unplanned maintenance at the MDF plant during the second quarter

Manufacturing segment operating income was $2.3 million less than in the same period a year ago, due to the same items affecting net sales, cost of sales, an increase of $1.6 million in depreciation expense for the sawmill operations as major capital projects completed in the prior year begin to depreciate, and an increase in general and administrative expenses allocated to the Manufacturing segment.

Selected statistical data for the Manufacturing segment is shown in the following table.

	Six Months Ended June 30,		YTD to YTD Variance
	2017	2016	2017 vs. 2016
Lumber
Finished production (MMBF)	139.1	138.3	.8
Sales volume (MMBF)	139.4	141.5	(2.1)
Sales price (per MBF)	$380	354	26

MDF (3/4 inch basis)
Finished production (MMSF)	50.7	52.7	(2.0)
Sales volume (MMSF)	52.2	53.7	(1.5)
Sales price (per MSF)	$555	554	1

Real Estate

Selected financial data for the Real Estate segment is shown in the following table.

	Six Months Ended June 30,		YTD to YTD Variance
	2017	2016	2017 vs. 2016
Net sales (millions of dollars)
Residential lots	$.3	2.5	(2.2)
Commercial acres	3.1	1.6	1.5
Chenal Country Club	3.0	3.1	(.1)
Other operating revenue	.3	.7	(.4)
Total net sales	6.7	7.9	(1.2)

Cost of sales (millions of dollars)
Residential lots	.2	1.3	(1.1)
Commercial acres	.7	.3	.4
Chenal Country Club	3.1	3.1	—
Other	.9	1.6	(.7)
			—
Depreciation	.2	.1	.1
General and administrative expense	.7	—	—
Total costs and expenses	5.8	6.7	(.9)

Operating income	$.9	1.2	(.3)

Net sales for the Real Estate segment in the first six months of 2017 decreased $1.2 million when compared to the first six months of 2016, due to the following:

•	Residential lots sold decreased to 5 from 28 a year ago

•	Average sales price of $62,000 per lot sold in 2017 versus $89,000 per lot sold in 2016

•	Sold 8 commercial acres for $392,000 per acre in 2017 compared to 11 acres for $152,000 per acre in sold 2016

Cost of sales for the Real Estate segment decreased $1.4 million compared to the first six months of 2016, due to the following:

•	Decreased number of residential lots and commercial acres sold in 2017 versus 2016

•	Increase in per acre cost of commercial property sold in 2017 compared to 2016

The decrease in operating income for the Real Estate segment from the first six months of 2016 was due to the same factors affecting net sales and cost of sales, combined with an increase in general and administrative expenses allocated to the real estate segment.

Selected statistical data for the Real Estate segment is shown in the following table.

	Six Months Ended June 30,		YTD to YTD Variance
	2017	2016	2017 vs. 2016

Sales volume
Residential lots	5	28	(23)
Commercial acres	7.9	10.8	(2.9)

Average sales price (thousands of dollars)
Residential lots – per lot	$62	89	(27)
Commercial acres – per acre	$392	152	240

Corporate

The Corporate operating expense in the first six months of 2017 was $.6 million lower than in the first six months of 2016 due to decreased general and administrative expense.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment increased $.1 million to $11.7 million for the first six months of 2017. The increase was mainly due to a small increase in the volume of the timber transferred to the sawmills. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Interest Expense

Interest expense for the first six months of 2017 decreased $1.3 million due to a lower weighted-average interest rate when compared to the same period of 2016, and to an increase of $.4 million in patronage refunds received in 2017 compared to 2016.

Income Taxes

The effective income tax rate was 45 percent for the first six months of 2017, versus 31 percent for the first six months of 2016. The increase in the current-year income tax rate is primarily due to the expiration of the favorable capital gains rates on timber harvested in 2016 and changes in reporting the discrete tax effects of equity-based compensation that increased the effective income tax rate seven percent as the Company adopted Accounting Standards Update 2016-09 in the first quarter of 2017. (For additional information regarding income taxes, refer to Note 8 to the consolidated financial statements.)

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $14.9 million for the first six months of 2017, compared to $20 million for the same period of 2016. Cash from operations provided the cash needed for capital expenditures and payment of dividends. Changes in operating working capital, other than cash and cash equivalents, required cash of $2.8 million in the first six months of 2017 and provided $.9 million in the same period of 2016, (For additional information refer to Note 15 to the consolidated financial statements.) The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.
Capital expenditures required cash of $14.8 million in the current-year period and $20.2 million a year ago. Capital expenditures by segment consisted of the following:

	Six Months Ended June 30,
(Thousands of dollars)	2017	2016

Woodlands	$2.2	2.2
Manufacturing	9.2	14.6
Real Estate, including development expenditures	2.5	2.1
Corporate	.2	.1
Capital expenditures	14.1	19.0
Adjustment for accrued liabilities	.7	1.2
Capital expenditures requiring cash	$14.8	20.2

There were no timberland acquisition expenditures, including timberland acquired in exchanges, for the six months ended June 30, 2017 and there was $.7 million in expenditures for the six months ended June 30, 2016. The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations required cash of $.2 million and $2.1 million in the first six months of 2017 and 2016, respectively. Funds held by trustees to be used for acquisitions of timberland designated as "replacement property" for income tax purposes, as required for tax-deferred exchanges, increased $.3 million in 2017 while there were no funds held in 2016. The Company repaid $6 million in borrowings incurred during the first quarter of 2017, resulting in no net borrowing for the year. The Company borrowed $24 million and repaid $7 million in the first six months of 2016. Dividends of $2.4 million were paid in the first six months of both 2017 and 2016. The Company had no share repurchases in the first six months of 2017 and used $15.2 million to repurchase shares in the first six months of 2016. Other financing activities required cash of $.6 million in the first six months of 2017 and $.8 million for the same period of the prior year.
Financial Condition

Working capital totaled $10.1 million at June 30, 2017, and $10.2 million at December 31, 2016. Deltic’s working capital ratio at June 30, 2017 was 1.48 to 1, compared to 1.67 to 1 at the end of 2016. Cash and cash equivalents at the end of the second quarter of 2017 were $4.8 million, a decrease of $1 million from the December 31, 2016 balance of $5.8 million. The total indebtedness of the Company at both June 30, 2017 and December 31, 2016 was $241 million. Deltic’s total debt to stockholders’ equity ratio was .955 to 1 at June 30, 2017 and .959 to 1 at December 31, 2016.

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
To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $430 million, and includes an option to request an increase in the amount of aggregate revolving commitments by $50 million. On July 29, 2016 the Company utilized a portion of the $50 million letter of credit component available under its revolving credit facility to replace the letter of credit that supports the Union County, Arkansas Taxable Industrial Revenue Bonds that total $29 million. As of June 30, 2017, there was $142 million outstanding in combined borrowings and letters of credit against the credit facility, leaving $288 million available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Notes 8 and 9 to the consolidated financial statements included in the Company’s 2016 annual report on Form 10-K.)
The table below sets forth the covenants in the credit facility and senior notes payable and status with respect to these covenants as of June 30, 2017 and December 31, 2016.

	Covenants Requirements	Actual Ratios at June 30, 2017	Actual Ratios at Dec. 31, 2016
Leverage ratio should be less than:[1]	.65 to 1	.489 to 1	.490 to 1
Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	— [2]	77.25%	79.59%

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. The Company’s Board of Directors expanded the program by $25 million in December 2007, by $25 million in December 2014, and by $20 million in February 2016. As of June 30, 2017, the Company had expended $56.9 million under this program, with the purchase of 1,099,054 shares at an average cost of $51.78 per share, with no share purchases occurring during the first six months of 2017.

In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 per share and 419,542 shares at a $24.68 per share average cost, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments
The Company has both funded and unfunded noncontributory defined benefit retirement plans that cover the majority of its employees. The plans provide defined benefits based on years of service and final average salary. Deltic also has other postretirement benefit plans covering substantially all of its employees. The health care plan is contributory with participants’ contributions adjusted as needed; the life insurance plan is noncontributory. With regard to all of the Company’s employee and retiree benefit plans, Deltic is unaware of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way. (For information about material assumptions underlying the accounting for these plans and other components of the plans, refer to Note 15 of the consolidated financial statements included in the Company’s 2016 annual report on Form 10-K.)

Tabular summaries of the Company’s contractual cash payment obligations and other commercial commitment expirations, by period, are presented in the following tables.

(Millions of dollars)	Total	During 2017	2018 to 2019	2020 to 2021	After 2021
Contractual cash payment obligations
Real estate development committed capital costs	$3.5	.7	.5	2.3	—
Manufacturing committed capital costs	4.3	4.3	—	—	—
Woodlands committed capital costs	.1	.1	—	—	—
Long-term debt	241.0	—	—	112.0	129.0
Interest on debt*	46.8	3.7	14.9	11.4	16.8
Retirement plans	5.0	.9	.8	.8	2.5
Other postretirement benefits	6.0	.3	1.0	1.2	3.5
Other liabilities	.9	.9	—	—	—
	$307.6	$10.9	$17.2	$127.7	$151.8

Other commercial commitment expirations
Timber cutting agreements	$4.0	.5	1.5	2.0	—
Letters of credit	.4	.1	.1	.2	—
	$4.4	$.6	$1.6	$2.2	$—

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.
Outlook
Deltic’s management believes that cash provided from its operations and the remaining amount available under its credit facility will be sufficient to meet its expected cash needs and planned expenditures, including those of the Company’s continued timberland acquisition, real estate development, and share repurchase programs, and capital expenditures, for the foreseeable future.
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
Outlook
Pine sawtimber harvest levels are expected to be 260,000 to 280,000 tons in the third quarter of 2017 and 765,000 to 790,000 tons for the year. Finished lumber sales volumes are estimated at 75 to 85 million board feet for the third quarter and 290 to 315 million board feet for the year. MDF sales volumes for the third quarter and year of 2017 are estimated to be 15 to 25 million square feet and 90 to 115 million square feet, respectively. Actual lumber and MDF sales volumes are subject to market conditions. MDF operating costs in the third quarter of 2017 are expected to be impacted by the scheduled downtime for replacement of the press belt and chains. Residential lot sales are projected to be 60 to 70 lots and 130 to 150 lots for the third quarter and the year, respectively. Even though commercial acreage in Chenal Valley has received interest from potential buyers, it is difficult to anticipate future closings due to the volatile nature of commercial real estate transactions and the significant number of factors related to any sale.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Report. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that due to a material weakness in our internal control over financial reporting as described in Item 9A-Controls and Procedures in our 2016 Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of June 30, 2017.

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

Remediation Plan

We are committed to remediating the material weakness caused by ineffective controls over the cash disbursements process for certain expenditures that require payment on an expedited basis. During the first quarter of 2017, as the result of the misappropriation of assets and related control deficiencies described in Item 9A-Controls and Procedures in our 2016 Annual Report on Form 10-K, the Company initiated comprehensive remediation efforts to ensure that the deficiencies that contributed to the material weakness are remediated. We have reviewed the design, implementation and operation of the controls and have made enhancements and identified new controls that were implemented as part of the remediation efforts. These efforts include establishing a segregation of duties between the initiation and authorization of cash disbursements for expenditures and enhancing documentation requirements around check authorizations.

We believe that such efforts, once fully implemented and operating for a sufficient period of time, will effectively remediate the reported material weakness. However, the material weakness will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Currently, there are no material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I in the Company’s 2016 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 through April 30, 2017	—	$—	—	$23,096,632
May 1 through May 31, 2017	—	$—	—	$23,096,632
June 1 through June 30, 2017	—	$—	—	$23,096,632

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

101
Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Other Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DELTIC TIMBER CORPORATION

Date:	August 3, 2017	By:	/s/ John D. Enlow
John D. Enlow, President
(Principal Executive Officer)

Date:	August 3, 2017	By:	/s/ Byrom L. Walker
Byrom L. Walker, Vice President,
Finance and Administration
(Principal Financial Officer)
Controller
(Principal Accounting Officer)