Form 10-Q
period 2017-09-30
DELTIC TIMBER CORP
filed 2017-11-02
CIK 1022469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Number of shares of Common Stock, $.01 Par Value, outstanding at October 17, 2017, was 12,189,093.

TABLE OF CONTENTS – THIRD QUARTER 2017 FORM 10-Q REPORT

			Page Number
		PART I – Financial Information
Item	1	Financial Statements	1
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item	3	Quantitative and Qualitative Disclosures About Market Risk	42
Item	4	Controls and Procedures	42
		PART II – Other Information
Item	1	Legal Proceedings	43
Item	1A.	Risk Factors	43
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item	3	Defaults Upon Senior Securities	44
Item	4	Mine Safety Disclosures	44
Item	5	Other Information	44
Item	6	Exhibits	45
Signatures			46

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Thousands of dollars)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$5,928	5,773
Trade accounts receivable, net of allowance for doubtful accounts of $112 and $130, respectively	12,976	8,667
Inventories	11,014	12,228
Prepaid expenses and other current assets	5,230	3,334
Total current assets	35,148	30,002

Investment in real estate held for development and sale	59,231	59,111
Timber and timberlands – net	356,034	360,183
Property, plant, and equipment – net	105,216	102,890
Deferred charges and other assets	2,527	2,507

Total assets	$558,156	554,693

Liabilities and Stockholders’ Equity
Current liabilities
Trade accounts payable	$8,166	8,583
Accrued taxes other than income taxes	3,505	2,052
Income taxes payable	—	679
Deferred revenues and other accrued liabilities	8,801	8,508
Total current liabilities	20,472	19,822

Long-term debt	238,850	240,839
Deferred tax liabilities – net	2,895	1,744
Other noncurrent liabilities	40,541	41,095
Commitments and contingencies	—	—
Stockholders’ equity
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	—	—
Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued	128	128
Capital in excess of par value	90,631	89,090
Retained earnings	208,988	206,344
Treasury stock	(35,287)	(34,816)
Accumulated other comprehensive loss	(9,062)	(9,553)
Total stockholders’ equity	255,398	251,193

Total liabilities and stockholders’ equity	$558,156	554,693

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)
(Thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$61,656	53,541	170,224	160,870

Costs and expenses
Cost of sales	43,795	37,506	118,835	111,895
Depreciation, amortization, and cost of fee timber harvested	6,412	5,911	19,244	17,402
General and administrative expenses	5,188	5,562	15,658	15,566

Total costs and expenses	55,395	48,979	153,737	144,863

Operating income	6,261	4,562	16,487	16,007

Interest income	13	3	26	10
Interest and other debt expense, net of capitalized interest	(2,273)	(2,256)	(5,852)	(7,133)
Other income	85	88	309	220

Income before income taxes	4,086	2,397	10,970	9,104

Income tax expense	(1,584)	(910)	(4,671)	(3,002)

Net income	$2,502	1,487	6,299	6,102

Earnings per common share
Basic	$.21	.12	.52	.50
Assuming dilution	$.20	.12	.52	.50

Dividends per common share
Paid	$.10	.10	.30	.30
Declared	$—	.10	.30	.40

Weighted average common shares outstanding (thousands)
Basic	12,071	11,991	12,068	12,005
Assuming dilution	12,156	12,023	12,165	12,065

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(Thousands of dollars)

	Nine Months Ended September 30,
	2017	2016
Net income	$6,299	6,102

Other comprehensive income
Items related to employee benefit plans:
Reclassification adjustment for gains/(losses) included in net income (net of tax):
Amortization of actuarial loss	491	421
Other comprehensive income	491	421

Comprehensive income	$6,790	6,523

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Thousands of dollars)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$6,299	6,102
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and cost of fee timber harvested	19,244	17,402
Deferred income taxes	2,729	915
Real estate development expenditures	(3,955)	(4,204)
Real estate costs recovered upon sale	3,476	2,896
Timberland costs recovered upon sale	18	6
Stock-based compensation expense	1,243	2,586
Net increase in liabilities for pension and other postretirement benefits	210	1,679
Net decrease in deferred compensation for stock-based liabilities	—	(551)
(Increase)/Decrease in operating working capital other than cash and cash equivalents	(6,449)	961
Other changes in assets and liabilities	463	497
Net cash provided by operating activities	23,278	28,289

Investing activities
Capital expenditures requiring cash, excluding real estate development	(17,395)	(28,188)
Timberland acquisition expenditures requiring cash	(353)	(1,207)
Net change in purchased stumpage inventory	630	(1,324)
Net change in funds held by trustee	—	1
Other – net	406	308
Net cash required by investing activities	(16,712)	(30,410)

Financing activities
Proceeds from borrowings	6,000	26,000
Repayments of notes payable and long-term debt	(8,000)	(8,000)
Treasury stock purchases	(262)	(15,174)
Common stock dividends paid	(3,656)	(3,645)
Proceeds from stock option exercises	90	1,719
Excess tax (provisions) from stock-based compensation expense	—	(156)
Other – net	(583)	(1,023)
Net cash required by financing activities	(6,411)	(279)

Net increase/(decrease) in cash and cash equivalents	155	(2,400)
Cash and cash equivalents at January 1	5,773	5,429

Cash and cash equivalents at September 30	$5,928	3,029

See accompanying notes to consolidated financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Thousands of dollars)

	Nine Months Ended September 30,
	2017	2016
Cumulative preferred stock – $.01 par, authorized 20,000,000 shares, none issued	$—	—

Common stock – $.01 par, authorized 50,000,000 shares, 12,813,879 shares issued in 2017 and 2016	128	128

Capital in excess of par value
Balance at beginning of period	89,090	87,822
Exercise of stock options	12	28
Stock-based compensation expense	1,243	2,586
Restricted stock awards	(1,888)	(2,469)
Tax effect of stock awards	—	(571)
Restricted stock forfeitures	2,174	138
Balance at end of period	90,631	87,534

Retained earnings
Balance at beginning of period	206,344	201,959
Net income	6,299	6,102
Common stock dividends declared	(3,655)	(4,863)
Balance at end of period	208,988	203,198

Treasury stock
Balance at beginning of period – 625,877 and 430,240 shares, respectively	(34,816)	(24,347)
Shares purchased – 3,436 and 277,670 shares, respectively	(262)	(15,174)
Shares issued for incentive plans – 32,436 and 70,795 shares, respectively	1,965	4,161
Forfeited restricted stock – 28,303 shares and 2,212, respectfully	(2,174)	(138)
Balance at end of period – 625,180 and 639,327 shares, respectively	(35,287)	(35,498)

Accumulated other comprehensive loss
Balance at beginning of period	(9,553)	(11,594)
Change in other comprehensive income, net of tax	491	421
Balance at end of period	(9,062)	(11,173)

Total stockholders’ equity	$255,398	244,189

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

Management believes the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring accruals and adjustments, which in the opinion of management are necessary to present fairly its financial position as of September 30, 2017, and the results of its operations and cash flows for the three months and nine months ended September 30, 2017 and 2016. These consolidated financial statements are not necessarily indicative of results to be expected for the full year. The Company has evaluated subsequent events through the date the financial statements were issued.

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

In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company continues to evaluate the standard and has not yet selected a transition method but believes the standard is expected to have little impact on its consolidated financial statements other than updated disclosures.

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

Note 2 – Inventories

Inventories at the balance sheet dates consisted of the following:

		Sept. 30,	Dec. 31,
(Thousands of dollars)		2017	2016

Raw materials	- Logs	$1,205	1,920
	- Del-Tin - wood fiber	376	463
Finished goods	- Lumber	4,548	4,817
	- Medium density fiberboard ("MDF")	2,524	2,575
	- MDF consigned to others	1,006	1,000
Supplies		1,355	1,453
		$11,014	12,228

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at the balance sheet dates consisted of the following:

	Sept. 30,	Dec. 31,
(Thousands of dollars)	2017	2016

Short-term deferred tax assets	$—	1,895
Refundable income taxes	3,012	—
Prepaid expenses	1,553	905
Other current assets	665	534
	$5,230	3,334

Note 4 – Timber and Timberlands

Timber and timberlands at the balance sheet dates consisted of the following:

	Sept. 30,	Dec. 31,
(Thousands of dollars)	2017	2016

Purchased stumpage inventory	$3,053	3,684
Timberlands	156,316	156,579
Fee timber	333,043	331,121
Logging facilities	1,232	1,231
	493,644	492,615
Less accumulated cost of fee timber harvested and facilities depreciation	(138,575)	(132,592)
Strategic timber and timberlands	355,069	360,023
Non-strategic timber and timberlands	965	160
	$356,034	360,183

Deltic acquired 341 acres of timberland for $353,000 during the three and nine months ended September 30, 2017. During the three months ended September 30, 2016, Deltic acquired 220 acres of timberland for $514,000, and for the nine months ended September 30, 2016, Deltic acquired 623 acres of timberland for $1,207,000. Deltic invests in and holds strategic fee timber as a productive asset, and any expenditure to acquire such timber and timberlands is an investing activity on the Company’s Consolidated Statements of Cash Flows.

The Company actively upgrades its timberland portfolio by selling non-strategic timberlands and using the sales proceeds to purchase pine timberlands that are strategic to its operations. The Company identifies tracts of pine timberland that cannot be strategically managed due to size or location, and also tracts of hardwood bottomland that cannot be converted into pine-growing acreage, to be sold. As of September 30, 2017, approximately 1,500 acres of these lands were available for sale.

DELTIC TIMBER CORPORATION

AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 – Timber and Timberlands (Cont.)

Included in the Woodlands operating income were gains from the sales of timberland of $1,000 for the three months ended September 30, 2017 and none for the three months ended September 30, 2016, and $303,000 and $33,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Note 5 – Property, Plant, and Equipment

Property, plant, and equipment at the balance sheet dates consisted of the following:

	Sept. 30,	Dec. 31,
(Thousands of dollars)	2017	2016

Land	$947	947
Land improvements	22,530	20,707
Buildings and structures	28,364	27,801
Machinery and equipment	186,272	175,515
	238,113	224,970
Less accumulated depreciation	(132,897)	(122,080)
	$105,216	102,890

Note 6 – Deferred Revenues and Other Accrued Liabilities

Deferred revenues and other accrued liabilities at the balance sheet dates consisted of the following:

	Sept. 30,	Dec. 31,
(Thousands of dollars)	2017	2016

Deferred revenues – current	$3,732	2,776
Interest and commitment fees payable	790	1,770
Vacation accrual	1,589	1,666
Deferred compensation	1,033	816
All other current liabilities	1,657	1,480
	$8,801	8,508

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 – Other Noncurrent Liabilities

Other noncurrent liabilities at the balance sheet dates consisted of the following:

	Sept. 30,	Dec. 31,
(Thousands of dollars)	2017	2016

Accumulated postretirement benefit obligation	$14,232	13,770
Supplemental pension plan	7,946	7,865
Accrued pension liability	17,310	17,798
Deferred revenue – long-term portion	79	36
Other noncurrent liabilities	974	1,626
	$40,541	41,095

Note 8 – Income Taxes

The Company’s effective income tax rate for the three months and nine months ended September 30, 2017, was 39 and 43 percent, respectively. This compares to an effective income tax rate for the three and nine months ended September 30, 2016, of 38 and 33 percent, respectively. The prior-year effective rate was reduced by the lower capital gains tax rates applied on the sale of timber held 15 years or longer which expired December 31, 2016. Conversely, the effective income tax rate exceeded statutory income tax rates during the first nine months of 2017 due to discrete items related to the changes in the method of recognizing income tax benefits and shortfalls on the vesting of share-based compensation by the adoption of ASU 2016-09 in the first quarter. At September 30, 2017, there were no unrecognized tax benefits recorded on the balance sheet. The Company is no longer subject to U.S. federal and state examination by tax authorities for years before 2013.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 9 – Employee and Retiree Benefit Plans

Components of net periodic retirement expense and other postretirement benefits expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2017	2016	2017	2016

Defined benefit funded retirement plan
Service cost	$371	411	1,111	1,231
Interest cost	520	524	1,562	1,572
Expected return on plan assets	(620)	(593)	(1,860)	(1,780)
Recognized actuarial loss	237	213	709	637
Net retirement expense	$508	555	1,522	1,660

Defined benefit unfunded retirement plan
Service cost	$11	54	31	160
Interest cost	86	80	256	242
Recognized actuarial loss	33	18	99	56
Net retirement expense	$130	152	386	458

Other postretirement benefit plan
Service cost	$135	95	404	285
Interest cost	92	144	275	432
Net other postretirement benefits expense	$227	239	679	717

The Company made contributions to its qualified plan of $1,300,000 during the first nine months of 2017, and expects to fund the plan with an additional $450,000 over the remainder of 2017. The expected long-term rate of return on pension plan assets is 7.50 percent.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 – Other Comprehensive Income Disclosures

The following tables detail the changes in accumulated other comprehensive loss (“AOCL”) by component for the nine months ended September 30, 2017 and 2016:

Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

AOCL at January 1, 2017	$(7,641)	(1,129)	(783)	(9,553)
Amounts reclassified from AOCL - net current period other comprehensive income	431	60	—	491
AOCL at September 30, 2017	$(7,210)	(1,069)	(783)	(9,062)

(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

AOCL at January 1, 2016	$(7,071)	(4,309)	(214)	(11,594)
Amounts reclassified from AOCL - net current period other comprehensive income	387	34	—	421
AOCL at September 30, 2016	$(6,684)	(4,275)	(214)	(11,173)

Reclassification Out of Accumulated Other Comprehensive Loss

Details about AOCL Components:

	Nine Months Ended September 30, 2017
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

Amortization of actuarial losses	$709	99	—	808
Income tax expense	(278)	(39)	—	(317)
Total reclassifications net of tax	$431	60	—	491

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 – Other Comprehensive Income Disclosures (Cont.)

	Nine Months Ended September 30, 2016
(Thousands of dollars)	Defined Benefit Funded Retirement Plan	Defined Benefit Unfunded Retirement Plan	Post Retirement Benefit Plan	Total

Amortization of actuarial losses	$637	56	—	693
Income tax expense	(250)	(22)	—	(272)
Total reclassifications net of tax	$387	34	—	421

Amounts in parentheses indicate expenses. These items are included in the computation of net periodic retirement and postretirement costs. See Note 9 – Employee and Retiree Benefit Plans.

Tax Effects by Component

	Nine Months Ended September 30, 2017
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Amortization of actuarial losses	$808	(317)	491

	Nine Months Ended September 30, 2016
(Thousands of dollars)	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Amortization of actuarial losses	$693	(272)	421

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation

The Consolidated Statements of Income for the three months ended September 30, 2017 and 2016 included $565,000 and $897,000, respectively, of stock-based compensation expense reflected in general and administrative expense and the nine months ended September 30, 2017 and 2016, the amounts were $1,243,000 and $2,586,000, respectively.

Assumptions for the valuation of 2017 stock options and restricted stock performance units consisted of the following:

	2017
	February	August
Expected term of options (in years)	4.67	4.67
Weighted expected volatility	25.36%	25.94%
Dividend yield	.50%	.55%
Risk-free interest rate – performance restricted shares	1.60%	1.50%
Risk-free interest rate – options	1.81%	1.69%
Stock price as of valuation date	$76.95	$76.14
Restricted performance share valuation	$89.95	$102.63
Grant date fair value – stock options	$16.77	$17.95

Stock Options – A summary of stock options as of September 30, 2017, and changes during the nine months then ended are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2017	80,035	$63.24

Granted	26,668	76.90
Exercised	(1,388)	64.85
Forfeited/expired	(23,493)	66.31

Outstanding at September 30, 2017	81,822	$66.83	6.8	$1,767

Exercisable at September 30, 2017	41,420	$64.56	5.2	$989

The aggregate intrinsic value in the table above is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at September 30, 2017, for those options for which the quoted market price was in excess of the exercise price. This amount changes over time based on changes in the fair market value of the Company’s stock. As of September 30, 2017, there was $629,000 of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11 – Stock-Based Compensation (Cont.)

Restricted Stock and Restricted Stock Units – A summary of nonvested restricted stock as of September 30, 2017, and changes during the nine months then ended are presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2017	87,170	$66.54

Granted	19,917	77.07
Vested	(19,161)	71.99
Forfeited	(13,222)	66.21

Nonvested at September 30, 2017	74,704	$64.96

As of September 30, 2017, there was $2,274,000 of unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Performance Units – A summary of nonvested restricted stock performance units as of September 30, 2017, and changes during the nine months then ended are presented below:

Nonvested Restricted Stock Performance Units	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2017	47,150	$77.67
Granted	18,848	90.76
Units not meeting vesting conditions	(7,717)	87.74
Forfeited	(15,081)	79.69

Nonvested at September 30, 2017	43,200	$80.88

As of September 30, 2017, there was $1,982,000 of unrecognized compensation cost related to nonvested restricted stock performance units. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

The fair value measurements for the Company’s financial liabilities accounted for at fair value on a recurring basis at September 30, 2017, are presented in the following table

	Fair Value Measurements at Reporting Date using
	Sept. 30,	Quoted Prices in Active Markets for Identical Liabilities Inputs	Significant Observable Inputs	Significant Unobservable Inputs
(Thousands of dollars)	2017	Level 1	Level 2	Level 3

Liabilities
Nonqualified employee savings plan	$974	974	—	—

Long-term debt, including current maturities –The fair value is estimated by discounting the scheduled debt payment streams to present value based on market rates for which the Company’s debt could be valued.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13 – Fair Value of Financial Instruments (Cont.)

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at September 30, 2017 and December 31, 2016. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes financial instruments included in current assets and liabilities, except current maturities of long-term debt, all of which have fair values approximating carrying values and is considered Level 3.

	September 30, 2017		December 31, 2016
(Thousands of dollars)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial liabilities
Long-term debt, including current maturities	$238,850	241,618	240,839	241,213

Note 14 – Earnings per Common Share

The amounts used in computing earnings per share and the effect on income and weighted average number of shares outstanding of dilutive potential common stock consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share amounts)	2017	2016	2017	2016

Net earnings allocated to common stock	$2,478	1,466	6,238	6,019
Net earnings allocated to participating securities	24	21	61	83
Net income allocated to common stock and participating securities	$2,502	1,487	6,299	6,102

Weighted average number of common shares used in basic EPS	12,071	11,991	12,068	12,005
Effect of dilutive stock awards	85	32	97	60
Weighted average number of common shares and dilutive potential common stock used in EPS assuming dilution	12,156	12,023	12,165	12,065

Earnings per common share
Basic	$.21	.12	.52	.50
Assuming dilution	$.20	.12	.52	.50

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

The following table provides information about potentially dilutive securities that were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive, or in the case of the restricted performance shares, did not meet the metrics established for vesting:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Options	15,751	23,782	15,751	111,797
Restricted performance shares	—	74,378	—	74,378

Note 15 – Supplemental Cash Flow Disclosures

Additional information concerning cash flows is as follows:

	Nine Months Ended September 30,
(Thousands of dollars)	2017	2016

Income taxes paid in cash	$5,634	1,168
Interest paid	6,694	7,464
Interest capitalized	(106)	(610)

Non-cash investing and financing activities excluded from the Consolidated Statement of Cash Flows include:

	Nine Months Ended September 30,
(Thousands of dollars)	2017	2016

Issuance of restricted stock	$1,888	2,469
Forfeitures of restricted stock	2,174	—
Capital expenditures accrued, not paid	743	1,353

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 15 – Supplemental Cash Flow Disclosures (Cont.)

(Increases)/decreases in working capital, other than cash and cash equivalents, consisted of the following:

	Nine Months Ended September 30,
(Thousands of dollars)	2017	2016

Trade accounts receivable	$(4,309)	(4,724)
Inventories	1,214	814
Refundable income tax	(3,012)	—
Prepaid expenses and other current assets	(831)	888
Trade accounts payable	(1,160)	458
Accrued taxes other than income taxes	1,453	1,467
Deferred revenues and other accrued liabilities	196	2,058
	$(6,449)	961

Note 16 – Subsequent Event

On October 23, 2017, Deltic Timber Corporation and Potlatch Corporation announced that they had entered into a material definitive agreement to combine in an all-stock transaction ("the transaction"). The combined company will be named PotlatchDeltic Corporation and its shares will trade on the Nasdaq Stock Market under the ticker PCH.

Under the terms of the agreement, which have been unanimously approved the Boards of Directors of both companies, Deltic stockholders will receive 1.80 common shares of Potlatch stock for each common share of Deltic that they own. The transaction is subject to shareholder approval by both Potlatch and Deltic shareholders, as well as regulatory approval. Following the close of the transaction, Potlatch stockholders will own approximately 65% of the combined company, and Deltic stockholders will own approximately 35% on a fully diluted basis.

In connection with the announced transaction, the Company has incurred an $11 million liability related to transaction advisory fees, which management expects to be expensed in the fourth quarter of 2017. Additionally, transaction advisory fees of $4 million may be incurred in the first half of 2018. The payment of such expense is currently expected to be made in the first half of 2018. The Company also anticipates incurring additional transaction related expenses in the fourth quarter of 2017 and first half of 2018, which may be material to the Company's financial statements.

DELTIC TIMBER CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 17– Business Segments

Information about the Company's business segments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2017	2016	2017	2016
Net sales
Woodlands	$11,328	8,987	32,455	28,970
Manufacturing	48,283	46,492	140,811	137,610
Real Estate	6,259	3,365	12,904	11,236
Eliminations*	(4,214)	(5,303)	(15,946)	(16,946)
	$61,656	53,541	170,224	160,870
Income before income taxes
Operating income/(loss)
Woodlands	$5,499	4,101	15,554	13,783
Manufacturing	3,756	5,660	11,729	15,972
Real Estate	1,003	(125)	1,930	1,028
Corporate	(4,192)	(5,330)	(12,955)	(14,772)
Eliminations	195	256	229	(4)
Operating income	6,261	4,562	16,487	16,007

Interest income	13	3	26	10
Interest and other debt expense, net of capitalized interest	(2,273)	(2,256)	(5,852)	(7,133)
Other income/(expense)	85	88	309	220
	$4,086	2,397	10,970	9,104

Depreciation, amortization, and cost of fee timber harvested
Woodlands	$2,258	2,191	6,374	6,419
Manufacturing	4,038	3,599	12,515	10,616
Real Estate	68	84	225	263
Corporate	48	37	130	104
	$6,412	5,911	19,244	17,402

Capital Expenditures
Woodlands	$368	647	2,596	2,861
Manufacturing	5,913	11,908	15,161	26,563
Real Estate	1,670	2,180	4,174	4,268
Corporate	—	—	162	65
	$7,951	14,735	22,093	33,757

Timberland acquisition expenditures	$353	488	353	1,207

*Primarily intersegment sales of timber from Woodlands to Manufacturing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company reported net income of $2.5 million for the third quarter of 2017, compared to $1.5 million for the same period of 2016. The financial results for the quarter benefited from higher operating income from the Woodlands and Real Estate segments, combined with reduced Corporate expense and was partially offset by reduced operating income from the Manufacturing segment. The Woodlands segment reported $5.4 million in operating income for the third quarter of 2017, an increase of $1.3 million when compared to 2016 primarily due to an increase in volume of timber sold. The Manufacturing segment reported $3.7 million in operating income, a decrease of $2 million from $5.7 million reported a year ago. The change was due primarily to lower MDF production resulting from scheduled downtime at the medium density fiberboard ("MDF") plant, combined with increased per-unit cost of lumber produced, as the integration process of the regular and small log lines at the Ola mill continued into the third quarter of 2017. The Real Estate segment reported operating income of $1 million in the third quarter of 2017, a $1.2 million increase from 2016 due to the an increase in the number of residential lots sold. Corporate segment operating expense was $1.3 million lower in the current-year quarter than in the same period a year ago, primarily due to decreased general and administrative expenses.

Deltic is a natural resources company operating in a commodity-based business environment that is engaged in the growing and harvesting of timber and the manufacture and marketing of lumber and MDF, with a major diversification in real estate development. The Company’s operating and financial results are affected by a number of factors, which include, but are not limited to, housing starts, general economic conditions, United States employment levels, interest rates, credit availability and associated costs, imports of lumber and MDF, foreign exchange rates, new and existing home inventories, residential and commercial real estate foreclosures, residential and commercial repair and remodeling, commercial construction, industry capacity and production levels, availability of skilled manufacturing labor, the availability of raw materials, natural gas pricing, and weather conditions. Sawmill curtailments related to wildfires in British Columbia increased the market demand for southern yellow pine lumber. Demand for new housing continues to be stronger than the supply as year-to-date single family housing starts are 6.9 percent higher than a year ago. The Company continues to develop residential lots in its Chenal Valley and Wildwood developments to provide a mix of price points available in residential lots for sale.

The Woodlands segment is the Company’s core operating segment, and its pine timberlands supply the majority of raw material logs to Company sawmills with the remainder sold to third parties. In the third quarter of 2017, the pine sawtimber harvest was 196,635 tons, an increase of 7,992 tons when compared to the 2016 third quarter harvest of 188,643 tons. The average sales price for the pine sawtimber harvested was $28 per ton in the third quarter of both 2017 and 2016. The chip-n-saw harvest was 19,482 tons compared to 4,460 tons harvested in the third quarter of 2016 while the per-ton average sales price was $1 higher at $17 per-ton. Completion of the small-log line at the Ola Mill in late 2016 has allowed the company to better utilize the smaller chip-n-saw sized log for lumber production. The pine pulpwood harvest in the current-year quarter was 153,665 tons, an increase of 29,003 tons from the harvest volume in the third quarter of 2016, and the average sales price for pine pulpwood was $7 per ton in the third quarter of both 2017 and 2016.

The Woodlands segment’s financial results include other ancillary benefits from land ownership, such as revenues from hunting leases, mineral lease rentals, and mineral royalties. Hunting lease revenue was $.8 million for the third quarter of both 2017 and 2016. Oil and gas royalty income, primarily from gas wells in the Fayetteville Shale Play, was $.6 million in the third quarter of 2017, a $.2 million increase from the third quarter of 2016, due to an increase in natural gas prices, partially offset by the impact of declining production volume from the aging of existing gas wells and lack of new drilling activity. Deltic is currently receiving royalty income from 508 wells in the Fayetteville Shale Play; however, the Company’s income from mineral ownership in future periods is contingent on natural gas and crude oil prices, successful completion of producing wells drilled on Company lands, and leasing additional acreage.

The Manufacturing segment produces both dimension lumber and MDF. The Company’s sawmill operations sold 80.5 million board feet of lumber in the third quarter of 2017, an increase of 10.8 million board feet from the prior-year third quarter. The average lumber sales price in the third quarter of 2017 was $361 per thousand board feet, a $15 per thousand board feet, or four percent, decrease when compared to the same period in 2016. MDF sales volume was 23.9 million square feet for the third quarter of 2017, a decrease of 2.2 million square feet when compared to the same period in 2016, due to the scheduled plant downtime in August 2017. The average sales price for MDF in the current-year third quarter was $560 per thousand square feet, a slight decrease from $561 per thousand square feet received in the 2016 third quarter. Since the completion of the replacement of the press chains and a press belt, the MDF plant is operating at a much greater rate of efficiency and higher uptime percentage.

The Real Estate segment reported sales of 72 residential lots at an average sales price of $63,000 per lot during the third quarter of 2017, compared to 25 lots sold at an average sales price of $70,000 per lot in the third quarter of 2016. The decrease in sales price is due to the mix of lots sold. The timing of residential lot sales is determined by the available lot inventory. Lots in three neighborhoods in Chenal Valley and additional Wildwood lots are currently being developed to be offered for sale later in the year. There were no sales of commercial acreage during the third quarter of 2017 or 2016. The commercial real estate acreage within Chenal Valley continues to receive interest from potential buyers and in October 2017 Deltic sold the Company-owned, 35,000-square-foot retail center which is located at the key intersection of Rahling Road and Chenal Parkway for approximately $4 million. Due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing of any other commercial real estate transaction.

Results of Operations

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

In the following tables, Deltic’s net sales and results of operations are presented for the quarters ended September 30, 2017 and 2016. Explanations of significant variances and additional analyses for the Company’s consolidated and segment operations follow the tables.

	Quarter Ended September 30,		Quarter to Quarter Variance
(Millions of dollars, except per share amounts)	2017	2016	2017 vs. 2016
Net sales
Woodlands	$11.3	9.0	2.3
Manufacturing	48.3	46.5	1.8
Real Estate	6.2	3.3	2.9
Eliminations	(4.2)	(5.3)	1.1
Net sales	$61.6	53.5	8.1

Operating income
Woodlands	$5.4	4.1	1.3
Manufacturing	3.7	5.7	(2.0)
Real Estate	1.0	(0.2)	1.2
Corporate	(4.1)	(5.4)	1.3
Eliminations	.2	.3	(.1)
Operating income	6.2	4.5	1.7

Interest and other debt expense, net	(2.2)	(2.2)	—
Other income	.1	.1	—
Income tax expense	(1.6)	(.9)	(.7)
Net income	$2.5	1.5	1.0

Earnings per common share
Basic	$0.21	0.12	0.09
Assuming dilution	$0.20	0.12	0.08

Consolidated

Consolidated net income for the third quarter of 2017 was $2.5 million, an increase of $1 million from the third quarter of 2016. The increase was primarily due to improved financial results for the Woodlands and Real Estate segments combined with the benefit of lower Corporate general and administrative expense, partially offset by lower results from the Manufacturing segment.

Consolidated net sales increased $8.1 million, or 15 percent, from the third quarter of 2016, primarily due to the following:

•	Woodlands segment sales increased $2.3 million, due to increased harvest of pine sawtimber, pine chip-n-saw and pine pulpwood

•	Manufacturing segment sales increased $1.8 million, due to a four percent increase in the volume of lumber sold

•	Real Estate segment net sales increased $2.9 million, due to an increase in residential lots sold

Consolidated cost of sales increased $6.3 million compared to the third quarter of 2016, primarily due to the following:

•
Manufacturing segment cost of sales increased $3.4 million due to higher direct operating costs associated with an increase in operating days and lumber production at the sawmills, partially offset by lower direct manufacturing costs at the MDF plant due to lower MDF production caused by scheduled downtime to complete capital projects

•	Real Estate segment cost of sales increased $1.6 million due to an increase in the number of residential lots sold

Consolidated operating income increased $1.7 million due to the increases in sales, offset by increases in cost of sales as explained as above and higher depreciation expense at the sawmills.

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

Woodlands

Selected financial data for the Woodlands segment is shown in the following table.

	Quarter Ended September 30,		Quarter to Quarter Variance
(millions of dollars)	2017	2016	2017 vs. 2016
Net sales
Pine sawtimber - intersegmental	3.9	5.2	(1.3)
Pine sawtimber - outside sales	$1.7	—	1.7
Pine chip-n-saw	.3	.1	.2
Pine pulpwood	1.0	.8	.2
Hardwood sawtimber	.7	—	.7
Hardwood pulpwood	.2	.1	.1
Oil and gas lease rentals	—	.1	(.1)
Oil and gas royalties	.6	.5	.1
Hunting leases	.8	.8	—
Hauling stumpage to other mills	2.0	1.3	.7
Other operating revenue	.1	.1	—
Total net sales	11.3	9.0	2.3

Cost of sales - direct operating expense	1.3	1.3	—
Cost of hauling stumpage to other mills	2.0	1.3	.7
Cost of fee timber harvested and depreciation	2.3	2.1	.2
General and administrative	.3	.2	.1
Total cost and expenses	5.9	4.9	1.0

Operating income	$5.4	4.1	1.3

In the Woodlands segment, net sales for the third quarter of 2017 increased 26 percent from the same period of 2016, primarily due to the following:

•Pine sawtimber volume sold increased four percent, with no change in average per ton sales price

•Pine chip-n-saw volume sold increased 337 percent, due to increased small-log utilization at the Ola mill, with no change in average per ton sales price

•Pine pulpwood volume sold increased 23 percent, with no change in average per ton sales price

•Hardwood sawtimber revenues increased due to an increase in volume sold, primarily through timber deed sales

Cost of sales for the Woodlands segment increased during the third quarter of 2017 when compared to the same period of 2016 mainly due to increased stumpage hauling costs related to higher harvest volumes during the quarter.

The Woodlands segment's operating income increased $1.3 million from the third quarter of 2016, due to the same factors affecting net sales and cost of sales, combined with an increase in the cost of fee timber harvested due to volumes sold and general and administrative expenses allocated to the segment.

Selected statistical data for the Woodlands segment is shown in the following table.

	Quarter Ended September 30,		Quarter to Quarter Variance
	2017	2016	2017 vs. 2016
Sales volume (thousands of tons)
Pine sawtimber - intersegmental	139.6	188.6	(49.0)
Pine sawtimber - outside sales	57.0	—	57.0
Pine chip-n-saw	19.5	4.5	15.0
Pine pulpwood	153.7	124.7	29.0
Hardwood sawtimber	13.0	.7	12.3
Hardwood pulpwood	16.9	10.1	6.8

Sales price (per ton)
Pine sawtimber	$28	28	—
Pine chip-n-saw	17	16	1
Pine pulpwood	7	7	—
Hardwood sawtimber	51	59	(8)
Hardwood pulpwood	11	13	(2)

Timberland
Sales volume (acres)	0.08	—	0.08
Sales price (per acre)	$10,625	—	10,625

Manufacturing

Selected financial data for the Manufacturing segment is shown in the following table.

	Quarter Ended September 30,		Quarter to Quarter Variance
(millions of dollars)	2017	2016	2017 vs. 2016
Net sales
Lumber	$29.1	26.2	2.9
Residual by-products[1]	3.0	2.9	.1
Medium density fiberboard (“MDF”)	13.4	14.6	(1.2)
Other operating revenue	2.8	2.8	—
Total net sales	48.3	46.5	1.8

Cost of sales – sawmill operations
Raw materials	11.8	11.4	.4
Residual by-products[1]	3.0	2.9	.1
Direct manufacturing expenses	10.1	8.0	2.1
Change in inventory	.8	(.5)	1.3
Other operating expenses	1.4	1.0	.4

Cost of sales – MDF operations
Raw materials	5.3	5.5	(.2)
Direct manufacturing expenses	6.6	6.7	(.1)
Change in inventory	(.1)	.5	(.1)
Other operating expenses	1.5	1.8	(.3)

Depreciation
Sawmill operations	2.5	1.6	.9
MDF operations	1.4	1.9	(.5)

General and administrative expense	.3	—	.3
Total costs and expenses	44.6	40.8	4.3

Operating income	$3.7	5.7	(2.0)

1Residual by-products are reported net of intercompany eliminations of $1.8 million in 2017 and $1.5 million in 2016.

Net sales for the Manufacturing segment increased $1.8 million from the prior-year period, primarily due to the following:

•Lumber revenues increased 11 percent due to 16 percent higher sales volume, partially offset by a 4 percent decrease in the average sales price per MBF sold

•MDF revenues decreased eight percent due to sales volumes being eight percent lower than the prior-year quarter and of $1 per MSF lower average sales price

Cost of Sales for the Manufacturing segment increased $3.4 million during the third quarter of 2017 when compared to the same quarter a year ago. Intersegment elimination of residual sales by sawmill operations to the MDF operation are not reflected for the reported cost of sales for sawmill and MDF.

•	Sawmill direct manufacturing expense increased 26 percent due to increased operating days and raw material costs at the sawmills, as lumber production increased 7 percent to meet market demand

•Direct manufacturing expense at the MDF plant was lower due to fewer operating days during planned downtime to replace the worn press chains and a press belt

Operating income for the Manufacturing segment was $2 million less than in the same period a year ago, due to the same items affecting net sales and cost of sales, combined with a $.4 million increase in depreciation and $.3 million increase in general and administrative expense allocated to the segment.

Selected statistical data for the Manufacturing segment is shown in the following table.

	Quarter Ended September 30,		Quarter to Quarter Variance
	2017	2016	2017 vs. 2016
Lumber
Finished production (MMBF)	75.4	70.5	4.9
Sales volume (MMBF)	80.5	69.6	10.8
Sales price (per MBF)	$361	376	(15)

MDF (3/4 inch basis)
Finished production (MMSF)	24.5	24.8	(.3)
Sales volume (MMSF)	23.9	26.0	(2.2)
Sales price (per MSF)	$560	561	(1)

Real Estate

Selected financial data for the Real Estate segment is shown in the following table.

	Quarter Ended September 30,		Quarter to Quarter Variance
(millions of dollars)	2017	2016	2017 vs. 2016
Net sales
Residential lots	$4.5	1.7	2.8
Chenal Country Club	1.6	1.5	.1
Other operating revenue	.1	.1	—
Total net sales	6.2	3.3	2.9

Cost of sales
Residential lots	2.6	1.0	1.6
Chenal Country Club	1.6	1.6	—
Other operating expenses	.6	.6	—

Depreciation	.1	.1	—
General and administrative expense	.3	.2	.1
Total costs and expenses	5.2	3.5	1.7

Operating income	$1.0	(.2)	1.2

Net sales for the Real Estate segment during the third quarter of 2017 increased $2.9 million when compared to the third quarter of 2016, due to the following:

•	Sold 72 residential lots in third quarter of 2017 compared to 25 lots in the prior-year third quarter

•Average sales price decreased to $63,000 per lot in 2017 versus $70,000 per lot in the same quarter of 2016 due to the mix of lots sold

Cost of sales for the Real Estate segment increased $1.6 million compared to the third quarter of 2016, due to the increased number of residential lots sold in 2017 versus 2016.

Operating income for the Real Estate segment increased $1.2 million compared to third quarter of 2016 due to the same factors affecting net sales and cost of sales.

Selected statistical data for the Real Estate segment is shown in the following table.

	Quarter Ended September 30,		Quarter to Quarter Variance
	2017	2016	2017 vs. 2016
Sales volume
Residential lots	72	25	47

Average sales price (thousands of dollars)
Residential lots – per lot	$63	70	(7)

Corporate

The Corporate operating expense in the third quarter of 2017 was 21 percent lower than in the third quarter of 2016 due to a decrease in general and administrative expenses, primarily salaries and benefits and incentive expense.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment decreased $1.1 million to $4.2 million during the third quarter of 2017. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Interest Expense

Interest expense was $2.2 million for the third quarter of both 2017 and 2016.

Income Taxes

The effective income tax rate was 39 percent for the three months ended September 30, 2017, and 38 percent for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

In the following tables, Deltic’s net sales and results of operations are presented for the nine months ended September 30, 2017 and 2016. Explanations of significant variances and additional analysis for the Company’s consolidated and segment operations follow the tables.

	Nine Months Ended September 30,		Quarter to Quarter Variance
(Millions of dollars, except per share amounts)	2017	2016	2017 vs. 2016
Net sales
Woodlands	$32.4	29.0	3.4
Manufacturing	140.8	137.6	3.2
Real Estate	12.9	11.2	1.7
Eliminations	(15.9)	(16.9)	1.0
Net sales	$170.2	160.9	9.3

Operating income
Woodlands	$15.6	13.8	1.8
Manufacturing	11.7	16.0	(4.3)
Real Estate	1.9	1.0	.9
Corporate	(12.9)	(14.8)	1.9
Eliminations	.2	—	.2
	16.5	16.0	.5

Interest and other debt expense, net	(5.8)	(7.1)	1.3
Other income	.3	.2	.1
Income tax expense	(4.7)	(3.0)	(1.7)
Net income	$6.3	6.1	.2

Earnings per common share
Basic	$.52	.50	.02
Assuming dilution	$.52	.50	.02

Consolidated

Consolidated net income for the first nine months of 2017 was $6.3 million, an increase of $.2 million when compared to the first nine months of 2016. The increase in operating income from the Woodlands and Real Estate segments and lower Corporate general and administrative expenses of $4.6 million was largely offset by decreased operating income from the Manufacturing segment.

Consolidated net sales increased $9.3 million from the first nine months of 2016, primarily due to the following:

•Woodlands segment sales increased 12 percent primarily due to increased revenues from pine sawtimber, pine chip-n-saw, hardwood sawtimber, and oil and gas royalties

•	Manufacturing segment sales increased $3.2 million, due to an $11 increase in the average sales price per MBF sold, a four percent increase in lumber sales volume, partially offset by lower MDF sales

•	Real Estate segment net sales increased $1.7 million, due to an increase in the number of residential lots sold

Consolidated cost of sales increased $6.9 million compared to the first nine months of 2016, primarily due to the following:

•	Woodlands segment cost of sales increased $1.3 million mainly due to increased hauling cost due to higher harvest volumes

•
Manufacturing segment cost of sales increased $6.6 million primarily due to increased raw material and direct operating costs related to increased operating days and lumber production at the sawmills. These increases were partially offset by reduced direct manufacturing and raw material costs at the MDF plant due to fewer operating days and less MDF production as the plant completed capital projects to replace the worn press chains and a press belt during the current year

Consolidated operating income increased $.5 million due to the increases in sales and cost of sales as explained as above, combined with higher depreciation expense, partially offset by lower Corporate general and administrative expenses.

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

Woodlands

Selected financial data for the Woodlands segment is shown in the following table.

	Nine Months Ended September 30,		YTD to YTD Variance
(millions of dollars)	2017	2016	2017 vs. 2016
Net sales
Pine sawtimber - intersegmental	$15.0	16.5	(1.5)
Pine sawtimber - outside sales	2.1	—	2.1
Pine chip-n-saw	1.0	0.4	0.6
Pine pulpwood	2.9	2.8	0.1
Hardwood sawtimber	0.7	0.1	0.6
Hardwood pulpwood	0.3	0.4	(0.1)
Timberland	0.3	—	0.3
Oil and gas lease rentals	0.3	0.3	—
Oil and gas royalties	1.9	1.2	0.7
Hunting leases	2.3	2.4	(0.1)
Hauling stumpage to other mills	5.4	4.4	1.0
Other operating revenue	0.2	0.5	(0.3)
Total Sales	32.4	29.0	3.4

Cost of sales - direct operating expense	4.3	4.1	0.2
Cost of hauling stumpage to other mills	5.4	4.4	1.0
Cost of fee timber harvested and depreciation	6.2	6.2	—
General and administrative	0.9	0.5	0.4
Total costs and expenses	16.8	15.2	1.6

Operating income	$15.6	13.8	1.8

In the Woodlands segment, net sales for the first nine months of 2017 increased $3.4 million from the same period of 2016, primarily due to the following:

•	Pine sawtimber revenues increased due to a three percent increase in harvest volume with no change in average per-ton sales price

•Pine chip-n-saw revenue increased due to the harvest volume increase of 137 percent, with no change in average sales price

•Hardwood sawtimber revenue increased $.6 million due to increased harvest volume partially offset by a lower average sales price

•Oil and gas royalty revenue increased $.7 million due to higher unit prices for natural gas sold, partially offset by a decrease in volume

•Revenues for hauling stumpage to other mills increased 24 percent, offset by hauling expenses which are included in cost of sales

Cost of sales for the Woodlands segment for the first nine months of 2017 increased $1.3 million compared to the same period a year ago, primarily due to the following:

•Severance tax and other deductions on oil and gas royalty revenue increased $.3 million period over period

•Hauling cost of stumpage to other mills increased 23 percent due to increased harvest volumes compared the prior year and is offset by hauling revenue which is included in net sales

The Woodlands segment's operating income was $1.8 million higher than in the first nine months of 2016, due to the same factors affecting net sales and cost of sales along with a $.4 million increase in general and administrative expenses allocated to the Woodlands segment.

Selected statistical data for the Woodlands segment is shown in the following table.

	Nine Months Ended September 30,		YTD to YTD Variance
	2017	2016	2017 vs. 2016
Sales volume (thousands of tons)
Pine sawtimber - intersegmental	537.8	598.0	(60.2)
Pine sawtimber - outside sales	71.1	—	71.1
Pine chip-n-saw	57.4	24.3	33.1
Pine pulpwood	369.4	368.2	1.2
Hardwood sawtimber	13.7	1.5	12.3
Hardwood pulpwood	28.9	27.3	1.6

Sales price (per ton)
Pine sawtimber	$28	28	—
Pine chip-n-saw	17	17	—
Pine pulpwood	8	8	—
Hardwood sawtimber	52	60	(8)
Hardwood pulpwood	11	14	(3)

Timberland
Sales volume (acres)	28	9	19
Sales price (per acre)	$11,548	4,426	7,122

Manufacturing

Selected financial data for the Manufacturing segment is shown in the following table.

	Nine Months Ended September 30,		YTD to YTD Variance
(millions of dollars)	2017	2016	2017 vs. 2016
Net sales
Lumber	$82.1	76.3	5.8
Residual by-products[1]	8.9	8.7	.2
Medium density fiberboard (“MDF”)	42.3	44.4	(2.1)
Other operating revenue	7.5	8.2	(.7)
Total net sales	140.8	137.6	3.2

Cost of sales – sawmill operations
Raw materials	34.7	32.8	1.9
Residual by-products[1]	8.9	8.7	.2
Direct manufacturing expenses	28.2	23.4	4.8
Change in inventory	—	(.2)	.2
Other operating expenses	3.2	2.9	.3

Cost of sales – MDF operations
Raw materials	17.1	17.9	(.8)
Direct manufacturing expenses	19.5	19.7	(.2)
Change in inventory	—	.9	(.9)
Other operating expenses	4.7	5.2	(.5)

Depreciation
Sawmill operations	7.2	4.7	2.5
MDF operations	4.8	5.6	(.8)

General and administrative expenses	.8	—	.8
Total costs and expenses	129.1	121.6	7.5

Operating income	$11.7	16.0	(4.3)

1Residual by-products are reported net of intercompany eliminations of $5 million in 2017 and $4.6 million in 2016.

Net sales for the Manufacturing segment increased $3.2 million from the prior-year period, primarily due to the following:

•Lumber sales volume increased four percent and the average sales price increased $11 per
MBF, or three percent

•MDF revenues decreased five percent due to lower sales volumes when compared to the prior year period

Cost of Sales for the Manufacturing segment in the first nine months of 2017 increased $6.6 million from the first nine months of 2016. For the reported cost of sales for sawmill and MDF operation, intersegment elimination of residual sales by sawmill operation to MDF operation are not reflected.

•Raw materials cost increased six percent at the sawmills due to increased lumber production

•	Direct operating costs increased $4.8 million at the sawmills due to increased operating days and higher production

•	Raw materials costs for the MDF plant decreased four percent as a result of lower production volumes due to planned capital and unplanned maintenance downtime in the second and third quarters of 2017

Manufacturing segment operating income was $4.3 million less than in the same period a year ago, due to the same items affecting net sales, and cost of sales, combined with an increase of $2.5 million in depreciation expense for the sawmill operations as major capital projects completed in the prior year begin to depreciate, and an increase in general and administrative expenses allocated to the Manufacturing segment.

Selected statistical data for the Manufacturing segment is shown in the following table.

	Nine Months Ended September 30,		YTD to YTD Variance
	2017	2016	2017 vs. 2016
Lumber
Finished production (MMBF)	214.5	208.8	5.7
Sales volume (MMBF)	219.9	211.1	8.8
Sales price (per MBF)	$373	362	11.0

MDF (3/4 inch basis)
Finished production (MMSF)	75.3	77.5	(2.2)
Sales volume (MMSF)	76.0	79.7	(3.7)
Sales price (per MSF)	$556	556	—

Real Estate

Selected financial data for the Real Estate segment is shown in the following table.

	Nine Months Ended September 30,		YTD to YTD Variance
(millions of dollars)	2017	2016	2017 vs. 2016
Net sales
Residential lots	$4.8	4.2	.6
Commercial acres	3.1	1.6	1.5
Chenal Country Club	4.6	4.6	—
Other operating revenue	.4	.8	(.4)
Total net sales	12.9	11.2	1.7

Cost of sales
Residential lots	2.8	2.3	.5
Commercial acres	.7	.3	.4
Chenal Country Club	4.7	4.7	—
Other	1.5	2.2	(.7)
Depreciation	.2	.3	(.1)
General and administrative expense	1.1	.4	.7
Total costs and expenses	11.0	10.2	.8

Operating income	$1.9	1.0	.9

Net sales for the Real Estate segment in the first nine months of 2017 increased $1.7 million when compared to the first nine months of 2016, due to the following:

•	Residential lots sold increased to 77 from 53 a year ago

•	Average sales price of $63,000 per lot sold in 2017 versus $80,000 per lot sold in 2016

•	Sold 8 commercial acres for $392,000 per acre in 2017 compared to 11 acres for $152,000 per acre in sold 2016

Cost of sales for the Real Estate segment increased $.2 million compared to the first nine months of 2016, due to the following:

•	Increased number of residential lots and commercial acres sold in 2017 versus 2016

•	Increase in commercial property sold in 2017 compared to 2016

The increase in operating income for the Real Estate segment from the first nine months of 2016 was due to the same factors affecting net sales and cost of sales, partially offset by an increase in general and administrative expenses allocated to the real estate segment.

Selected statistical data for the Real Estate segment is shown in the following table.

	Nine Months Ended September 30,		YTD to YTD Variance
	2017	2016	2017 vs. 2016
Sales volume
Residential lots	77	53	24
Commercial acres	7.9	10.8	(2.9)

Average sales price (thousands of dollars)
Residential lots – per lot	$63	80	(17)
Commercial acres – per acre	$392	152	240

Corporate

The Corporate operating expense in the first nine months of 2017 was $1.9 million lower than in the first nine months of 2016 due to decreased general and administrative expense; primarily salaries, benefits, and incentive expense.

Eliminations

Intersegment sales of timber from Deltic’s Woodlands to the Manufacturing segment increased $1 million to $15.9 million for the first nine months of 2017. Logs supplied by the Woodlands segment to Company sawmills are transferred at prices that approximate market.

Interest Expense

Interest expense for the first nine months of 2017 decreased $1.3 million due to a lower weighted-average interest rate when compared to the same period of 2016, and to an increase of $.4 million in patronage refunds received in 2017 compared to 2016, which is counted as a reduction in interest expense.

Income Taxes

The effective income tax rate was 43 percent for the first nine months of 2017, versus 33 percent for the first nine months of 2016. The increase in the current-year income tax rate is primarily due to the expiration of the favorable capital gains rates on timber harvested in 2016 and changes in reporting the discrete tax effects of equity-based compensation that increased the effective income tax rate five percent as the Company adopted Accounting Standards Update 2016-09 in the first quarter of 2017. (For additional information regarding income taxes, refer to Note 8 to the consolidated financial statements.)

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Net cash provided by operating activities totaled $23.3 million for the first nine months of 2017, compared to $28 million for the same period of 2016. Cash from operations provided the cash needed for capital expenditures and payment of dividends. Changes in operating working capital, other than cash and cash equivalents, required cash of $6.4 million in the first nine months of 2017 and provided $1.0 million in the same period of 2016, (For additional information refer to Note 15 to the consolidated financial statements.) The Company’s accompanying Consolidated Statements of Cash Flows identifies other differences between net income and cash provided by operating activities for each reporting period.

Capital expenditures required cash of $21.7 million in the current-year period and $32.4 million a year ago. Capital expenditures by segment consisted of the following:

	Nine Months Ended September 30,
(Millions of dollars)	2017	2016

Woodlands	$2.6	2.8
Manufacturing	15.1	26.5
Real Estate, including development expenditures	4.2	4.2
Corporate	.2	.1
Capital expenditures	22.1	33.6
Adjustment for accrued liabilities	(.7)	(1.2)
Capital expenditures requiring cash	$21.4	32.4

There were $.4 million timberland acquisition expenditures, for the nine months ended September 30, 2017 and $1.2 million in expenditures for the nine months ended September 30, 2016. The net change in purchased stumpage inventory to be utilized in the Company’s sawmill operations provided cash of $.6 million and required cash of $1.3 million in the first nine months of 2017 and 2016, respectively. There were no funds held by trustees to be used for acquisitions of timberland designated as "replacement property" for income tax purposes at September 30, 2017 or 2016. The Company borrowed $6 million and million repaid $8 million in the first nine months 2017, resulting in a $2 million reduction in net borrowings for the year. The Company borrowed $26 million and repaid $8 million in the first nine months of 2016. Dividends of $3.7 million were paid in the first nine months of both 2017 and 2016. The Company had no share repurchases in the first nine months of 2017 and used $15.2 million to repurchase shares in the first nine months of 2016. Other financing activities required cash of $.6 million in the first nine months of 2017 and $1 million for the same period of the prior year.
Financial Condition

Working capital totaled $14.7 million at September 30, 2017, and $10.2 million at December 31, 2016. Deltic’s working capital ratio at September 30, 2017 was 1.72 to 1, compared to 1.51 to 1 at the end of 2016. Cash and cash equivalents at the end of the third quarter of 2017 were $5.9 million, an increase of $.1 million from the December 31, 2016 balance of $5.8 million. The total indebtedness of the Company at September 30, 2017 was $239 million compared to $241 million at December 31, 2016. Deltic’s total debt to stockholders’ equity ratio was .935 to 1 at September 30, 2017 and .959 to 1 at December 31, 2016.

Liquidity

The primary sources of the Company’s liquidity are internally generated funds, access to outside financing, and working capital. The Company’s current strategy for growth continues to emphasize its timberland acquisition program, increasing harvest volume, expanding lumber production as market conditions allow and developing residential and/or commercial properties at Chenal Valley, Wildwood Place, and Red Oak Ridge.
To facilitate these growth plans, the Company has an agreement with a group of banks, which provides an unsecured and committed revolving credit facility totaling $430 million, and includes an option to request an increase in the amount of aggregate revolving commitments by $50 million. On July 29, 2016 the Company utilized a portion of the $50 million letter of credit component available under its revolving credit facility to replace the letter of credit that supports the Union County, Arkansas Taxable Industrial Revenue Bonds that total $29 million. As of September 30, 2017, there was $140 million outstanding in combined borrowings and letters of credit against the credit facility, leaving $290 million available. The credit agreement contains restrictive covenants, including limitations on the incurrence of debt and requirements to maintain certain financial ratios. (For additional information about the Company’s current financing arrangements, refer to Notes 8 and 9 to the consolidated financial statements included in the Company’s 2016 annual report on Form 10-K.)
The table below sets forth the covenants in the credit facility and senior notes payable and status with respect to these covenants as of September 30, 2017 and December 31, 2016.

	Covenants Requirements	Actual Ratios at Sept. 30, 2017	Actual Ratios at Dec. 31, 2016
Leverage ratio should be less than:[1]	.65 to 1	.489 to 1	.490 to 1
Total outstanding debt as a percentage of total debt allowed based on the minimum timber market value covenant:[2]	— [2]	77.25%	79.59%

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

In December 2000, the Company’s Board of Directors authorized a stock repurchase program of up to $10 million of Deltic common stock. The Company’s Board of Directors expanded the program by $25 million in December 2007, by $25 million in December 2014, and by $20 million in February 2016. As of September 30, 2017, the Company had expended $56.9 million under this program, with the purchase of 1,099,054 shares at an average cost of $51.78 per share, with no share purchases occurring during the first nine months of 2017. In its two previous repurchase programs, Deltic purchased 479,601 shares at an average cost of $20.89 per share and 419,542 shares at a $24.68 per share average cost, respectively.

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

(Millions of dollars)	Total	During 2017	2018 to 2019	2020 to 2021	After 2021
Contractual cash payment obligations
Real estate development committed capital costs	$5.0	—	1.0	4.0	—
Manufacturing committed capital costs	2.3	2.3	—	—	—
Long-term debt	239.0	—	—	110.0	129.0
Interest on debt*	44.7	1.8	14.8	11.4	16.7
Retirement plans	4.7	.6	.8	.8	2.5
Other postretirement benefits	5.8	.1	1.0	1.2	3.5
Other liabilities	1.0	1.0	—	—	—
	$302.5	5.8	$17.6	$127.4	$151.7

Other commercial commitment expirations
Timber cutting agreements	$3.5	.2	1.3	2.0	—
Letters of credit	.3	—	.1	.2	—
	$3.8	.2	$1.4	$2.2	$—

*	Interest commitments are estimated using the Company’s current interest rates for the respective debt agreements over their remaining terms to expiration.
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
Critical Accounting Policies and Estimates
Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company has prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has disclosed its critical accounting policies and estimates in its 2016 annual report on Form 10-K, and this disclosure should be read in conjunction with this Form 10-Q.

Impact of Recently Effective Accounting Pronouncements

(For information regarding the impact of recently effective accounting pronouncements, refer to Note 1 to the consolidated financial statements.)
Outlook
Pine sawtimber harvest levels are expected to be 275,000 to 300,000 tons in the fourth quarter of 2017 and 885,000 to 910,000 tons for the year. Finished lumber sales volumes are estimated at 75 to 85 million board feet for the fourth quarter and 295 to 305 million board feet for the year. MDF sales volumes for the fourth quarter and year of 2017 are estimated to be 20 to 30 million square feet and 95 to 105 million square feet, respectively. Actual lumber and MDF sales volumes are subject to market conditions. Residential lot sales are projected to be 70 to 80 lots and 150 to 160 lots for the fourth quarter and the year, respectively. The commercial real estate acreage within Chenal Valley continues to receive interest from potential buyers and in October 2017 Deltic sold the Company-owned, 35,000-square-foot retail center which is located at the key intersection of Rahling Road and Chenal Parkway for approximately $4 million. Due to the unpredictable nature of commercial real estate sales activity, the Company cannot predict the timing of closing of any other commercial real estate transaction.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this report. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that due to a material weakness in our internal control over financial reporting as described in Item 9A-Controls and Procedures in our 2016 Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of September 30, 2017.

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

Pending Merger with Potlatch Corporation

On October 22, 2017, Deltic and Potlatch entered into a Merger Agreement pursuant to which Deltic will merge with and into a wholly-owned subsidiary of Potlatch ("Merger Sub") with Merger Sub continuing as the surviving corporation. If the merger is not completed, our businesses may be adversely affected and we may be subject to various risks without realizing any of the benefits of having the merger completed, including the following:

•	We may be required, under certain circumstances, to pay a termination fee of $33 million.

•	We may be required to reimburse Potlatch for all reasonable documented out-of-pocket fees, and expenses incurred in connection with the Merger Agreement and the merger.

•	We may experience negative reactions from the financial markets or from our customers, suppliers or employees.

•	We may be subject to litigation related to failure to complete the merger or to enforcement proceedings to perform our obligations under the Merger Agreement.

A delay in completing the merger, which is subject to a number of conditions, some of which are outside our control, may reduce or eliminate the expected benefits from the merger.

The merger is subject to a number of conditions, some of which are beyond our control, that could prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when the conditions will be satisfied. The requirement to obtain certain regulatory approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. A delay in completing the merger could cause the combined company not to realize some or all of the synergies and other benefits that it expects to achieve if the merger is successfully completed within its expected time frame. The Merger Agreement contains certain restrictions on the conduct of our business. If the merger is delayed these restrictions could adversely affect our ability to execute business strategies or pursue attractive business opportunities. In addition, a delay could cause management to focus on completion of the merger instead of on other opportunities that could be beneficial to the company.

The merger will involve substantial costs, and the combined company may be unable to successfully integrate the businesses of the two companies and realize the anticipated benefits of the merger.

We have incurred and expect to continue to incur substantial costs and expenses relating directly to the merger, including fees and expenses payable to financial and other professional advisers, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. We expect to incur substantial expenses in connection with the integration of the businesses, policies, procedures, operations, employees, technologies and systems of Deltic with those of Potlatch. There are a large number of systems that must be integrated, including management information, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration, and regulatory systems.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 through July 31, 2017	—	$—	—	$23,096,632
August 1 through August 31, 2017	—	$—	—	$23,096,632
September 1 through September 30, 2017	—	$—	—	$23,096,632

1.
In December 2000, the Company’s Board of Directors authorized a stock repurchase plan of up to $10 million of Deltic common stock. This plan was expanded in December 2007 by $25 million, by $25 million in December 2014, and by $20 million in February 2016. There is no stated expiration date regarding this authorization.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Index to Exhibits

Exhibit Designation	Nature of Exhibit
3.1	First Amendment to the Amended and Restated Bylaws of Deltic Timber Corporation (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated October 23, 2017)

10.1	Deltic Timber Corporation offer letter (incorporated by reference to the Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 21, 2017).

10.2
Agreement and Plan of Merger dated October 22, 2017 among Potlatch Corporation, Portland Merger, LLC and Deltic Timber Corporation, (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 23, 2017).

31.1	Chief Executive Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Required by Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data: The following financial information from Deltic Timber Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Income; (3) the Consolidated Statements of Other Comprehensive Income; (4) the Consolidated Statements of Cash Flows; (5) the Consolidated Statements of Stockholders’ Equity; and (6) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DELTIC TIMBER CORPORATION

Date:	November 2, 2017	By:	/s/ John D. Enlow
John D. Enlow, President
(Principal Executive Officer)

Date:	November 2, 2017	By:	/s/ Byrom L. Walker
Byrom L. Walker, Vice President,
Finance and Administration
(Principal Financial Officer)
Controller
(Principal Accounting Officer)